Form 10-Q
period 2010-03-31
First American Financial Corp
filed 2010-05-28
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34580

FIRST AMERICAN FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Incorporated in Delaware	26-1911571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 First American Way, Santa Ana, California	92707-5913
(Address of principal executive offices)	(Zip Code)

(714) 250-3000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12,13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On May 26, 2010, there were 100 shares of common stock outstanding.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

INFORMATION INCLUDED IN REPORT

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE EXPENSES OF OPERATING THE COMPANY AS A SEPARATE PUBLICLY-HELD CORPORATION FOLLOWING THE SPIN-OFF TRANSACTION;

•	THE SATISFACTION OF THE REMAINING CONDITIONS TO THE SPIN-OFF TRANSACTION AND THE DATE OF THE CONSUMMATION OF THE SPIN-OFF TRANSACTION;

•	THE CLOSING OF THE COMPANY’S CREDIT AGREEMENT AND THE AMOUNT OF LOANS DRAWN THEREUNDER IN CONNECTION WITH THE SPIN-OFF TRANSACTION;

•	CHANGES IN UNRECOGNIZED TAX POSITIONS AND THE EFFECT THEREOF ON THE COMPANY’S EFFECTIVE TAX RATE;

•	THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;

•	THE EFFECT OF PENDING AND RECENT ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;

•	THE EFFECT OF THE ISSUES FACING THE COMPANY’S CUSTOMERS;

•	THE IMPACT OF THE UNCERTAINTY IN THE OVERALL ECONOMY, INCLUDING UNEMPLOYMENT AND THE REAL ESTATE AND MORTGAGE MARKETS, ON THE COMPANY’S LINES OF BUSINESS;

•	THE COMPANY’S COST CONTROL INITIATIVES, AGENCY RELATIONSHIPS, OFFSHORE LEVERAGE, SALES EFFORTS AND DEVELOPMENT OF NEW PRODUCTS AND SERVICE OFFERINGS;

•	THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES;

•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS; AND

•	FUTURE PAYMENT OF DIVIDENDS

ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “PLAN,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” OR OTHER SIMILAR WORDS AND PHRASES.

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE:

•	INTEREST RATE FLUCTUATIONS;

•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;

•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;

•	GENERAL VOLATILITY IN THE CAPITAL MARKETS;

•	CHANGES IN APPLICABLE GOVERNMENT REGULATIONS;

•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;

•

THE INABILITY TO REALIZE THE BENEFITS OF THE SPIN-OFF TRANSACTION AS A RESULT OF THE LANDSCAPE OF THE REAL ESTATE AND MORTGAGE CREDIT MARKETS, MARKET CONDITIONS, INCREASED BORROWING COSTS, COMPETITION BETWEEN THE COMPANY AND CORELOGIC, INC., UNFAVORABLE REACTIONS FROM EMPLOYEES, THE INABILITY OF THE COMPANY TO PAY THE ANTICIPATED LEVEL OF DIVIDENDS, THE TRIGGERING OF RIGHTS AND OBLIGATIONS BY THE TRANSACTION OR ANY LITIGATION ARISING OUT OF OR RELATED TO THE SEPARATION;

•	INCREASES IN THE SIZE OF THE COMPANY’S CUSTOMERS;

•	UNFAVORABLE ECONOMIC CONDITIONS;

•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;

•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;

•	EXPENSES OF AND FUNDING OBLIGATIONS TO THE PENSION PLAN;

•	WEAKNESS IN THE COMMERCIAL REAL ESTATE MARKET AND INCREASES IN THE AMOUNT OR SEVERITY OF COMMERCIAL REAL ESTATE TRANSACTION CLAIMS;

•	REGULATION OF TITLE INSURANCE RATES; AND

•	OTHER FACTORS DESCRIBED IN THE COMPANY’S REGISTRATION STATEMENT ON FORM 10-12B FILED ON DECEMBER 14, 2009, AS AMENDED, AS UPDATED IN PART II, ITEM 1A OF THIS QUARTERLY REPORT ON FORM 10-Q.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Condensed Combined Balance Sheets

(in thousands)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents	$456,968	$583,028
Accounts and accrued income receivable, net	227,231	239,166
Income taxes receivable	—	27,265
Investments:
Deposits with savings and loan associations and banks	94,313	123,774
Debt securities	2,023,137	1,838,719
Equity securities	45,847	51,020
Other long-term investments	276,482	275,275
Related party notes receivable	186,510	187,825

	2,626,289	2,476,613

Loans receivable, net	163,329	161,897
Property and equipment, net	353,839	358,571
Title plants and other indexes	487,331	488,135
Deferred income taxes	101,818	101,818
Goodwill	801,953	800,986
Other intangible assets, net	76,136	78,892
Other assets	208,205	213,910

	$5,503,099	$5,530,281

Liabilities and Equity
Demand deposits	$1,182,759	$1,153,574
Accounts payable and accrued liabilities	640,850	699,766
Related party payable, net	4,062	12,264
Deferred revenue	135,611	144,756
Reserve for known and incurred but not reported claims	1,198,569	1,227,757
Income taxes payable	12,044	—
Notes and contracts payable	111,363	119,313
Related party note payable	29,087	—
Allocated portion of Parent debt	140,000	140,000

	3,454,345	3,497,430

Commitments and contingencies
Invested equity:
Parent’s invested equity	2,174,406	2,167,291
Accumulated other comprehensive loss	(139,028)	(147,491)

Total invested equity	2,035,378	2,019,800
Noncontrolling interests	13,376	13,051

Total equity	2,048,754	2,032,851

	$5,503,099	$5,530,281

See notes to condensed combined financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Condensed Combined Statements of Income

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
Revenues
Operating revenues	$877,886	$850,830
Investment and other income	28,291	36,122
Net realized investment gains	3,645	3,572
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on equity securities	(18)	—
Total OTTI losses on debt securities	(672)	(40,814)
Portion of OTTI losses on debt securities recognized in other comprehensive loss	(706)	38,665

	(1,396)	(2,149)

	908,426	888,375

Expenses
Salaries and other personnel costs	283,561	297,325
Premiums retained by agents	302,508	239,559
Other operating expenses	195,430	223,610
Provision for title losses and other claims	70,981	83,056
Depreciation and amortization	19,820	20,810
Premium taxes	9,264	7,766
Interest	2,322	6,105

	883,886	878,231

Income before income taxes	24,540	10,144
Income taxes	10,811	2,775

Net income	13,729	7,369
Less: Net (loss) income attributable to noncontrolling interests	(40)	2,467

Net income attributable to the Company	$13,769	$4,902

See notes to condensed combined financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Condensed Combined Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
Net income	$13,729	$7,369

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	4,305	(1,267)
Unrealized gain (loss) on securities for which credit-related portion was recognized in earnings	1,756	(4,944)
Foreign currency translation adjustment	3,692	(3,794)
Pension benefit adjustment	2,929	3,071

Total other comprehensive income (loss), net of tax	12,682	(6,934)

Comprehensive income	26,411	435
Less: Comprehensive income attributable to noncontrolling interests	4,179	3,840

Comprehensive income (loss) attributable to the Company	$22,232	$(3,405)

See notes to condensed combined financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Condensed Combined Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$13,729	$7,369
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Provision for title losses and other claims	70,981	83,056
Depreciation and amortization	19,820	20,810
Share-based compensation expense	3,906	5,786
Net realized investment gains	(3,645)	(3,572)
Net OTTI losses recognized in earnings	1,396	2,149
Equity in earnings of affiliates	(861)	(623)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(104,042)	(114,781)
Net change in income tax accounts	32,644	2,335
Increase in accounts and accrued income receivable	11,903	37,035
Decrease in accounts payable and accrued liabilities	(51,347)	(29,383)
Decrease in related party payable, net	(8,202)	(10,076)
Decrease in deferred revenue	(9,140)	(12,113)
Other, net	(3,155)	19,766

Cash (used for) provided by operating activities	(26,013)	7,758

Cash flows from investing activities:
Net cash effect of company acquisitions	(1,149)	(10)
Purchase of subsidiary shares from / other decreases in noncontrolling interests	(3,550)	(2,925)
Sale of subsidiary shares to / other increases in noncontrolling interests	51	40
Increase in deposits with banks	(2,972,477)	(10,428,218)
Proceeds from deposits with banks	3,001,462	10,403,662
Net increase in loans receivable	(1,432)	(2,595)
Purchases of debt and equity securities	(478,850)	(90,889)
Proceeds from sales of debt and equity securities	184,099	75,610
Proceeds from maturities of debt securities	131,380	58,899
Dividends from equity method investments	—	188
Net decrease (increase) in other long-term investments	1,034	(14,793)
Proceeds from related party notes receivable	1,315	1,253
Capital expenditures	(13,287)	(9,726)
Proceeds from sale of property and equipment	879	8,342

Cash used for investing activities	(150,525)	(1,162)

Cash flows from financing activities:
Net change in demand deposits	29,185	59,975
Proceeds from issuance of debt	3,000	—
Proceeds from issuance of related party note payable	29,087	—
Repayment of debt	(11,564)	(22,354)
Distributions to noncontrolling interests	(355)	(2,490)
Excess tax benefits from share-based compensation	1,125	68
Dividends paid to Parent	—	(12,000)

Cash provided by financing activities	50,478	23,199

Net (decrease) increase in cash and cash equivalents	(126,060)	29,795
Cash and cash equivalents—Beginning of period	583,028	723,651

Cash and cash equivalents—End of period	$456,968	$753,446

Supplemental information:
Cash paid (received) during the quarter for:
Interest	$1,301	$3,825
Premium taxes	$10,721	$10,275
Income taxes	$(23,414)	$1,003
Noncash investing and financing activities:
Noncash capital (distributions to) contributions from Parent	$(4,587)	$8,203

See notes to condensed combined financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Condensed Combined Statement of Equity

(in thousands)

(unaudited)

	Parent’s Invested Equity	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
Balance at December 31, 2009	$2,167,291	$(147,491)	$13,051	$2,032,851
Net income for three months ended March 31, 2010	13,769	—	(40)	13,729
Sale of subsidiary shares to / other increases in noncontrolling interests	—	—	51	51
Purchase of subsidiary shares from / other decreases in noncontrolling interests	(2,067)	—	(3,550)	(5,617)
Distributions to noncontrolling interests	—	—	(355)	(355)
Other comprehensive income (Note 13)	—	8,463	4,219	12,682
Net distributions to Parent	(4,587)	—	—	(4,587)

Balance at March 31, 2010	$2,174,406	$(139,028)	$13,376	$2,048,754

See notes to condensed combined financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements

(Unaudited)

Except as otherwise indicated or unless the context otherwise requires, the “Company” refers to First American Financial Corporation and its subsidiaries following the separation as defined and discussed below or, for periods prior to the separation, to the businesses that will be owned by First American Financial Corporation and its subsidiaries thereafter; the “Parent” refers to The First American Corporation prior to the separation and “Information Solutions Company” refers to the Parent’s information solutions businesses.

Note 1 – Basis of Condensed Combined Financial Statements

The Company’s historical financial statements include assets, liabilities, revenues and expenses directly attributable to the Company’s operations. The Company’s historical financial statements reflect allocations of certain corporate expenses from the Parent. These expenses have been allocated to the Company on a basis that it considers to reflect fairly or reasonably the utilization of the services provided to or the benefit obtained by the Company’s businesses. The Company’s historical financial statements do not reflect the debt or interest expense it might have incurred if it had been a stand-alone entity. In addition, the Company expects to incur other expenses, not reflected in its historical financial statements, as a result of being a separate publicly traded company. As a result, the Company’s historical financial statements do not necessarily reflect what its financial position or results of operations would have been if it had been operated as a stand-alone public entity during the periods covered, and may not be indicative of the Company’s future results of operations and financial position.

The condensed combined financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s combined annual financial statements as of December 31, 2009 and 2008, and for each of the three years ended December 31, 2009 included in the Company’s Form 10 Registration Statement, including the amendments thereto. The condensed combined financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the combined results for the interim periods.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidelines relating to transfers of financial assets which amended existing guidance by removing the concept of a qualifying special purpose entity and establishing a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard had no impact on the Company’s condensed combined financial statements.

In June 2009, the FASB issued guidance amending existing guidance surrounding the consolidation of variable interest entities (“VIE”) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance also requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard had no impact on the Company’s condensed combined financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. This updated guidance became effective for interim or annual financial reporting periods beginning after December 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on the Company’s condensed combined financial statements.

In June 2009, the FASB issued authoritative guidance surrounding the Hierarchy of Generally Accepted Accounting Principles. This guidance established the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All guidance contained in the Codification carries an equal level of authority. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant SEC guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Except for codifying existing GAAP, the adoption of this statement did not have an impact on the determination or reporting of the Company’s condensed combined financial statements.

In April 2009, the FASB issued guidance relating to fair value disclosures in public entity financial statements for financial instruments. This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis, rather than annually. The guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009. Except for the disclosure requirements, the adoption of this guidance did not have an impact on the Company’s condensed combined financial statements.

In May 2009, the FASB issued authoritative guidance relating to the disclosure of subsequent events. This guidance is modeled after the same principles as the subsequent event guidance in auditing literature with some terminology changes and additional disclosures. This guidance is effective for interim and annual periods ending after June 15, 2009, and is required to be applied prospectively. The Company adopted the guidance in the second quarter of 2009. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s condensed combined financial statements.

In February 2010, the FASB issued updated guidance which amended the subsequent events disclosure requirements to eliminate the requirement for SEC filers to disclose the date through which it has evaluated subsequent events, clarify the period through which conduit bond obligors must evaluate subsequent events and refine the scope of the disclosure requirements for reissued financial statements. The updated guidance was effective upon issuance. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s condensed combined financial statements.

In December 2008, the FASB issued guidance that expands the disclosures required in an employer’s financial statements about pension and other postretirement benefit plan assets. The new disclosures include more details about the categories of plan assets and information regarding fair value measurements. This guidance is effective for fiscal years ending after December 15, 2009. The Company adopted the guidance in the fourth quarter of 2009 and except for the disclosure requirements, the adoption had no impact on its condensed combined financial statements.

Note 2 – Spin-off Developments

The Company will become an independent publicly traded company following the separation of the Company from the Parent pursuant to the dividend distribution of the Company’s common stock to the shareholders of the Parent (the “separation”). Following the separation, the Company will hold the Parent’s financial services businesses and will have its common stock listed on the New York Stock Exchange (“NYSE”) under the “FAF” ticker symbol. The Parent, which is expected to change its name to CoreLogic, Inc., will continue to hold its information solutions businesses and is expected to have its common stock listed on the NYSE under the “CLGX” ticker symbol. The Parent’s board of directors has given its approval to proceed with the separation and has set a May 26, 2010 record date in connection with a June 1, 2010 distribution date. While the separation remains subject to the satisfaction of certain conditions, the primary conditions have been satisfied and it is anticipated that the separation will occur on June 1, 2010.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

Beginning on May 24, 2010, the Company commenced trading on a “when-issued” basis on the NYSE under the ticker symbol “FAF-WI.” In addition, on May 24, 2010, the Parent’s shares commenced trading on an ex-distribution basis, representing a market for the remaining Information Solutions Company, under the ticker symbol “CLGX-WI.” These markets are in addition to the market for the combined Parent’s common shares, which will continue to trade on the NYSE up through and including the June 1, 2010 distribution date under the ticker symbol “FAF.”

Note 3 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $3.18 billion and $2.46 billion at March 31, 2010 and December 31, 2009, respectively, of which $0.9 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed combined balance sheets, with $867.5 million and $794.3 million included in debt and equity securities at March 31, 2010 and December 31, 2009, respectively, and $18.4 million and $70.6 million included in cash and cash equivalents at March 31, 2010 and December 31, 2009, respectively, with offsetting liabilities included in demand deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $2.94 billion and $2.93 billion at March 31, 2010 and December 31, 2009, respectively, and were held at First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed combined balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits, including investment programs, borrowing agreements, and vendor services arrangements with various financial institutions. The effects of these programs are included in the condensed combined financial statements as income or a reduction in expense, as appropriate, based on the nature of the arrangement and benefit earned.

Like-kind exchange funds held by the Company totaled $314.0 million and $385.0 million at March 31, 2010 and December 31, 2009, respectively, of which $202.4 million and $186.1 million at March 31, 2010 and December 31, 2009, respectively, were held at the Company’s subsidiary, First Security Business Bank (“FSBB”). The like-kind exchange deposits held at FSBB are included in the accompanying condensed combined balance sheets in cash and cash equivalents with offsetting liabilities included in demand deposits. The remaining exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company under GAAP and, therefore, are not included in the accompanying condensed combined balance sheets. All such amounts are placed in bank deposits with FDIC insured institutions. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

Note 4 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value	Other-than- temporary impairments in AOCI
		gains	losses
March 31, 2010
U.S. Treasury bonds	$77,148	$1,983	$(51)	$79,080	$—
Municipal bonds	164,327	2,156	(1,038)	165,445	—
Foreign bonds	154,876	1,605	(268)	156,213	—
Governmental agency bonds	419,393	2,255	(912)	420,736	—
Governmental agency mortgage-backed and asset-backed securities	1,005,295	12,207	(3,278)	1,014,224	—
Non-agency mortgage-backed and asset-backed securities (1)	88,807	2,194	(33,578)	57,423	25,507
Corporate debt securities	128,819	1,815	(618)	130,016	—

	$2,038,665	$24,215	$(39,743)	$2,023,137	$25,507

December 31, 2009
U.S. Treasury bonds	$72,316	$1,834	$(297)	$73,853	$—
Municipal bonds	132,965	2,484	(493)	134,956	—
Foreign bonds	150,105	1,886	(83)	151,908	—
Governmental agency bonds	326,787	1,816	(1,829)	326,774	—
Governmental agency mortgage-backed and asset-backed securities	997,293	13,929	(6,080)	1,005,142	—
Non-agency mortgage-backed and asset-backed securities (1)	94,454	1,546	(36,799)	59,201	26,213
Corporate debt securities	86,911	1,204	(1,230)	86,885	—

	$1,860,831	$24,699	$(46,811)	$1,838,719	$26,213

(1)	At March 31, 2010, the $88.8 million amortized cost is net of $1.4 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the three months ended March 31, 2010. At December 31, 2009, the $94.5 million amortized cost is net of $18.8 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2009. At March 31, 2010, the $33.6 million gross unrealized losses include $15.2 million of unrealized losses for securities determined to be other-than-temporarily impaired and $18.3 million of unrealized losses for securities for which an other-than temporary impairment has not been recognized. At December 31, 2009, the $36.8 million gross unrealized losses include $17.2 million of unrealized losses for securities determined to be other-than-temporarily impaired and $19.6 million of unrealized losses for securities for which an other-than temporary impairment has not been recognized. The $25.5 million and $26.2 million other-than-temporary impairments in accumulated other comprehensive income (“AOCI”) as of March 31, 2010 and December 31, 2009, respectively, represent the amount of other-than-temporary impairment losses recognized in AOCI which, from January 1, 2009, were not included in earnings due to the fact that the losses were not considered to be credit related. Other-than-temporary impairments were recognized in AOCI for non-agency mortgage-backed and asset-backed securities only.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Cost	Gross unrealized		Estimated fair value
		gains	losses
March 31, 2010
Preferred stocks	$24,370	$1,713	$(537)	$25,546
Common stocks	16,180	4,121	—	20,301

	$40,550	$5,834	$(537)	$45,847

December 31, 2009
Preferred stocks	$31,808	$1,523	$(2,140)	$31,191
Common stocks	16,333	3,497	(1)	19,829

	$48,141	$5,020	$(2,141)	$51,020

The Company had the following net unrealized gains (losses) as of March 31, 2010 and December 31, 2009:

(in thousands)	As of March 31, 2010	As of December 31, 2009
Debt securities for which an OTTI has been recognized	$(13,035)	$(15,690)
Debt securities—all other	(2,493)	(6,422)
Equity securities	5,297	2,879

	$(10,231)	$(19,233)

Sales of debt and equity securities resulted in realized gains of $3.7 million and $1.9 million and realized losses of $0.2 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

The Company had the following gross unrealized losses as of March 31, 2010 and December 31, 2009:

	12 months or less		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2010
Debt securities
U.S. Treasury bonds	$12,312	$(51)	$—	$—	$12,312	$(51)
Municipal bonds	88,190	(991)	1,302	(47)	89,492	(1,038)
Foreign bonds	71,483	(265)	2,568	(3)	74,051	(268)
Governmental agency bonds	194,027	(901)	4,139	(11)	198,166	(912)
Governmental agency mortgage-backed and asset-backed securities	406,666	(1,783)	222,180	(1,495)	628,846	(3,278)
Non-agency mortgage-backed and asset-backed securities	398	(18)	53,453	(33,560)	53,851	(33,578)
Corporate debt securities	54,636	(431)	4,235	(187)	58,871	(618)

Total debt securities	827,712	(4,440)	287,877	(35,303)	1,115,589	(39,743)
Equity securities	1,085	(170)	1,926	(367)	3,011	(537)

Total	$828,797	$(4,610)	$289,803	$(35,670)	$1,118,600	$(40,280)

December 31, 2009
Debt securities
U.S. Treasury bonds	$44,382	$(297)	$—	$—	$44,382	$(297)
Municipal bonds	42,428	(448)	25,067	(45)	67,495	(493)
Foreign bonds	28,541	(82)	1,091	(1)	29,632	(83)
Governmental agency bonds	185,351	(1,817)	4,138	(12)	189,489	(1,829)
Governmental agency mortgage-backed and asset-backed securities	267,692	(3,048)	319,375	(3,032)	587,067	(6,080)
Non-agency mortgage-backed and asset-backed securities	1,767	(176)	54,733	(36,623)	56,500	(36,799)
Corporate debt securities	49,970	(443)	23,500	(787)	73,470	(1,230)

Total debt securities	620,131	(6,311)	427,904	(40,500)	1,048,035	(46,811)
Equity securities	1,362	(1,341)	7,776	(800)	9,138	(2,141)

Total	$621,493	$(7,652)	$435,680	$(41,300)	$1,057,173	$(48,952)

Substantially all securities in the Company’s non-agency mortgage-backed and asset-backed portfolio are senior tranches and were investment grade at the time of purchase, however many have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed and asset-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on Standard & Poor’s Ratings Group (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected. All amounts and ratings are as of March 31, 2010.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	A-Ratings or Higher	BBB+ to BBB- Ratings	Non-Investment Grade
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$7,414	$2,486	0.0%	0.0%	100.0%
2006	10	41,750	25,542	0.0%	0.5%	99.5%
2005	7	12,412	9,267	0.0%	54.1%	45.9%
2003	3	863	793	100.0%	0.0%	0.0%
Alt-A single family residential:
2007	2	21,768	15,589	0.0%	0.0%	100.0%
Non-agency asset-backed securities	5	4,600	3,746	100.0%	0.0%	0.0%

	28	$88,807	$57,423	6.2%	7.8%	86.0%

As of March 31, 2010, 16 non-agency mortgage-backed and asset-backed securities with an amortized cost of $60.9 million and an estimated fair value of $38.3 million were on negative credit watch by S&P or Moody’s.

The amortized cost and estimated fair value of debt securities at March 31, 2010, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$5,337	$67,110	$4,567	$134	$77,148
Estimated fair value	$5,440	$68,419	$5,061	$160	$79,080
Municipal bonds
Amortized cost	$3,176	$24,269	$95,819	$41,063	$164,327
Estimated fair value	$3,222	$25,278	$95,944	$41,001	$165,445
Foreign bonds
Amortized cost	$73,372	$73,906	$7,598	$—	$154,876
Estimated fair value	$73,640	$74,947	$7,626	$—	$156,213
Governmental agency bonds
Amortized cost	$5,495	$247,105	$133,320	$33,473	$419,393
Estimated fair value	$5,635	$248,268	$133,556	$33,277	$420,736
Corporate debt securities
Amortized cost	$2,956	$71,631	$51,264	$2,968	$128,819
Estimated fair value	$3,001	$72,835	$51,197	$2,983	$130,016

Total debt securities excluding mortgage-backed and asset-backed securities
Amortized cost	$90,336	$484,021	$292,568	$77,638	$944,563
Estimated fair value	$90,938	$489,747	$293,384	$77,421	$951,490

Total mortgage-backed and asset-backed securities
Amortized cost					$1,094,102
Estimated fair value					$1,071,647
Total debt securities
Amortized cost					$2,038,665
Estimated fair value					$2,023,137

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

Other-than-temporary impairment—debt securities

Dislocations in the capital and credit markets continue to result in volatility and disruption in the financial markets. These and other factors including the decline in liquidity of credit markets, failures of significant financial institutions, declines in real estate values, uncertainty regarding the timing and effectiveness of governmental solutions, and a general slowdown in economic activity have contributed to decreases in the fair value of the Company’s investment portfolio as of March 31, 2010. As of March 31, 2010, gross unrealized losses on non-agency mortgage-backed and asset-backed securities for which an other-than-temporary impairment has not been recognized were $18.3 million (which represents 21 securities), of which $18.3 million related to 20 securities that have been in an unrealized loss position for longer than 12 months. The Company determines if a non-agency mortgage-backed and asset-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed and asset-backed securities in its portfolio that are in an unrealized loss position. The methodology and key assumptions used in estimating the present value of cash flows expected to be collected are described below. For the securities that were determined not to be other-than-temporarily impaired at March 31, 2010, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

In the first quarter of 2009, the Company adopted newly issued accounting guidance that established a new method of recognizing and measuring other-than-temporary impairment of debt securities. The Company assesses the unrealized losses in its debt security portfolio under this guidance, primarily the non-agency mortgage-backed and asset-backed securities. If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of March 31, 2010, the Company does not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

If the Company does not expect to recover the amortized cost basis of a debt security with declines in fair value (even if the Company does not intend to sell the debt security and it is not more likely than not that the Company will be required to sell the debt security before the recovery of its remaining amortized cost basis), the losses the Company considers to be the credit portion of the other-than-temporary impairment loss (“credit loss”) is recognized in earnings and the non-credit portion is recognized in other comprehensive income. The credit loss is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. The cash flows expected to be collected are discounted at the rate implicit in the security immediately prior to the recognition of the other-than-temporary impairment.

Expected future cash flows for debt securities are based on qualitative and quantitative factors specific to each security, including the probability of default and the estimated timing and amount of recovery. The detailed inputs used to project expected future cash flows may be different depending on the nature of the individual debt security. Specifically, the cash flows expected to be collected for each non-agency mortgage-backed and asset-backed security are estimated by analyzing loan-level detail to estimate future cash flows from the underlying assets, which are then applied to the security based on the underlying contractual provisions of the securitization trust that issued the security (e.g. subordination levels, remaining payment terms, etc.). The Company uses third-party software to determine how the underlying collateral cash flows will be distributed to each security issued from the securitization trust. The primary assumptions used in estimating future collateral cash flows are prepayment speeds, default rates and loss severity. In developing these assumptions, the Company considers the financial condition of the borrower, loan to value ratio, loan type and geographical location of the underlying property. The Company utilizes publicly available information related to specific assets, generally available market data such as forward interest rate curves and the Parent’s securities, loans and property data and market analytics tools.

The table below summarizes the primary assumptions used at March 31, 2010 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	7.0%	4.0% – 13.6%
Default rates	5.1%	0.1% – 16.8%
Loss severity	33.2%	0.2% – 61.5%

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

As a result of the Company’s security-level review, it recognized $1.4 million of other-than-temporary impairments in earnings for the three months ended March 31, 2010. Total new other-than-temporary impairments for the three months ended March 31, 2010 were $0.7 million. This amount is less than the amount recognized in earnings because $0.7 million of the $1.4 million recognized presently in earnings had already been recognized as other-than-temporary impairment in other comprehensive income in prior periods. The migration of the $0.7 million of other-than-temporary impairment from other comprehensive income to earnings occurred due to additional forecasted credit losses based on the analysis described above. No new material other-than-temporary impairments were recognized in other comprehensive income for the three months ended March 31, 2010. The amounts remaining in other comprehensive income should not be recorded in earnings, because the losses were not considered to be credit related based on the Company’s other-than-temporary impairment analysis as discussed above.

It is possible that the Company could recognize additional other-than-temporary impairment losses on some securities it owns at March 31, 2010 if future events or information cause it to determine that a decline in value is other-than-temporary.

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the three months ended March 31, 2010.

(in thousands)
Credit loss on debt securities held as of January 1, 2010	$18,807
Addition for credit loss for which an other-than-temporary impairment was previously recognized	1,355
Addition for credit loss for which an other-than-temporary impairment was not previously recognized	23

Credit loss on debt securities held as of March 31, 2010	$20,185

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the three months ended March 31, 2009.

(in thousands)
Credit loss on debt securities held as of January 1, 2009	$—
Addition for credit loss for which an other-than-temporary impairment was not previously recognized	2,149

Credit loss on debt securities held as of March 31, 2009	$2,149

Credit loss on debt securities held as of January 1, 2009 was $0 as there was no cumulative effect adjustment recorded related to initially applying the newly issued accounting guidance that establishes a new method of recognizing and measuring other-than-temporary impairments of debt securities. There was no cumulative effect adjustment recorded because there were no other-than-temporary impairment adjustments previously recognized on the debt securities held by the Company at January 1, 2009.

Other-than-temporary impairment—equity securities

When, in the Company’s opinion, a decline in the fair value of an equity security, including common and preferred stock, is considered to be other-than-temporary, such equity security is written down to its fair value. When assessing if a decline in value is other-than-temporary, the factors considered include the length of time and extent to which fair value has been below cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security, the seniority of the securities, issuer-specific news and other developments, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes (including the outlook for industry sectors, which includes government policy initiatives) and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as what evidence, if any, exists to support that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company did not record material other-than-temporary impairment losses related to its equity securities for the three months ended March 31, 2010 and 2009.

Fair value measurement

The Company classifies the fair value of its debt and equity securities using a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each security in the Company’s available-for-sale portfolio is based on management’s assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:

Level 1 – Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair value of equity securities are classified as Level 1.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The Level 2 category includes U.S. Treasury bonds, municipal bonds, foreign bonds, governmental agency bonds, governmental agency mortgage-backed and asset-backed securities and corporate debt securities, many of which are actively traded and have market prices that are readily verifiable.

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Level 3 category includes non-agency mortgage-backed and asset-backed securities which are currently not actively traded.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

The valuation techniques and inputs used to estimate the fair value of the Company’s debt and equity securities are summarized as follows:

Debt Securities

The fair value of debt securities was based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established independent broker-dealers. The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. The pricing service utilizes the market approach in determining the fair value of the debt securities held by the Company. Additionally, the Company obtains an understanding of the valuation models and assumptions utilized by the service and has controls in place to determine that the values provided represent fair value. The Company’s validation procedures include comparing prices received from the pricing service to quotes received from other third party sources for securities with market prices that are readily verifiable. If the price comparison results in differences over a predefined threshold, the Company will assess the reasonableness of the changes relative to prior periods given the prevailing market conditions and assess changes in the issuers’ credit worthiness, performance of any underlying collateral and prices of the instrument relative to similar issuances. To date, the Company has not made any material adjustments to the fair value measurements provided by the pricing service.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

Typical inputs and assumptions to pricing models used to value the Company’s U.S. Treasury bonds, municipal bonds, foreign bonds, governmental agency bonds, governmental agency mortgage-backed and asset-backed securities and corporate debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed and asset-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes and prepayment speeds. The fair value of non-agency mortgage-backed and asset-backed securities was obtained from the independent pricing service referenced above and subject to the Company’s validation procedures discussed above. However, due to the fact that these securities were not actively traded, there was less observable inputs available requiring the pricing service to use more judgment in determining the fair value of the securities, therefore the Company classified non-agency mortgage-backed and asset-backed securities as Level 3.

Equity Securities

The fair value of equity securities, including preferred and common stocks, was based on quoted market prices for identical assets that are readily and regularly available in an active market.

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value as of March 31, 2010	Level 1	Level 2	Level 3
Debt securities
U.S. Treasury bonds	$79,080	$—	$79,080	$—
Municipal bonds	165,445	—	165,445	—
Foreign bonds	156,213	—	156,213	—
Governmental agency bonds	420,736	—	420,736	—
Governmental agency mortgage-backed and asset-backed securities	1,014,224	—	1,014,224	—
Non-agency mortgage-backed and asset-backed securities	57,423	—	—	57,423
Corporate debt securities	130,016	—	130,016	—

	2,023,137	—	1,965,714	57,423

Equity securities
Preferred stocks	25,546	25,546	—	—
Common stocks	20,301	20,301	—	—

	45,847	45,847	—	—

	$2,068,984	$45,847	$1,965,714	$57,423

(in thousands)	Estimated fair value as of December 31, 2009	Level 1	Level 2	Level 3
Debt securities
U.S. Treasury bonds	$73,853	$—	$73,853	$—
Municipal bonds	134,956	—	134,956	—
Foreign bonds	151,908	—	151,908	—
Governmental agency bonds	326,774	—	326,774	—
Governmental agency mortgage-backed and asset-backed securities	1,005,142	—	1,005,142	—
Non-agency mortgage-backed and asset-backed securities	59,201	—	—	59,201
Corporate debt securities	86,885	—	86,885	—

	1,838,719	—	1,779,518	59,201

Equity securities
Preferred stocks	31,191	31,191	—	—
Common stocks	19,829	19,829	—	—

	51,020	51,020	—	—

	$1,889,739	$51,020	$1,779,518	$59,201

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

The Company did not have any transfers in and out of Level 1 and Level 2 measurements during the three months ended March 31, 2010. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the three months ended March 31, 2010. The Company did not have any available-for-sale investments classified as Level 3 at March 31, 2009 or during the three months ended March 31, 2009.

(in thousands)	Non-agency mortgage-backed and asset-backed securities
Fair value as of January 1, 2010	$59,201
Total gains/(losses) (realized and unrealized):
Included in earnings:
Net other-than-temporary impairment losses recognized in earnings	(1,378)
Included in other comprehensive loss	3,869
Settlements and sales	(4,269)
Transfers into Level 3	—
Transfers out of Level 3	—

Fair value as of March 31, 2010	$57,423

Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$(1,378)

The Company did not purchase or issue any non-agency mortgage-backed and asset-backed securities during the three months ended March 31, 2010. Also, the Company did not have a material amount of sales of non-agency mortgage-backed and asset-backed securities for the three months ended March 31, 2010.

Note 5 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill by operating segment, for the three months ended March 31, 2010, is as follows:

	Title Insurance	Specialty Insurance	Total
Balance as of January 1, 2010	$754,929	$46,057	$800,986
Other/ post acquisition adjustments	967	—	967

Balance as of March 31, 2010	$755,896	$46,057	$801,953

The Company’s four reporting units for purposes of testing impairment are title insurance, home warranty, property and casualty insurance and trust and other services. There is no accumulated impairment for goodwill as the Company has never recognized any impairment for its reporting units.

In accordance with accounting guidance and consistent with prior years, the Company’s policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. Although recent market conditions and economic events have had an overall negative impact on the Company’s operations and related financials results, an impairment analysis has not been performed during the three months ended March 31, 2010 as no triggering events requiring such an analysis occurred.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	March 31, 2010	December 31, 2009
Finite-lived intangible assets:
Customer lists	$68,426	$67,598
Covenants not to compete	42,103	42,459
Trademarks	10,503	10,525

	121,032	120,582
Accumulated amortization	(64,600)	(61,385)

	56,432	59,197
Indefinite-lived intangible assets:
Licenses	19,704	19,695

	$76,136	$78,892

Amortization expense for finite-lived intangible assets was $3.7 million and $3.3 million for the three months ended March 31, 2010 and 2009, respectively.

Estimated amortization expense for finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
Remainder of 2010	$9,822
2011	$11,624
2012	$9,461
2013	$8,479
2014	$4,377
2015	$2,185

Note 7 – Loss Reserves

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims (“IBNR”) and non-title claims, follows:

(in thousands except percentages)	March 31, 2010		December 31, 2009
Known title claims	$201,890	16.9%	$206,439	16.8%
IBNR	956,855	79.8%	978,854	79.7%

Total title claims	1,158,745	96.7%	1,185,293	96.5%
Non-title claims	39,824	3.3%	42,464	3.5%

Total loss reserves	$1,198,569	100.0%	$1,227,757	100.0%

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

Note 8 – Notes and Contracts Payable

On April 12, 2010, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and a syndicate of lenders. The proceeds of the extensions of credit under the credit agreement may be used for general corporate purposes, including repayment of certain debt retained by the Company in connection with the separation.

The credit agreement is comprised of a $400.0 million revolving credit facility. The revolving loan commitments are scheduled to terminate on the third anniversary of the date of closing. The closing is expected to occur immediately following the consummation of the separation.

The Company’s obligations under the facility will be guaranteed by its Data Trace and Data Tree companies, their parent entities (other than First American Title Insurance Company (“FATICO”)) and their subsidiaries (collectively, the “Guarantors”).

To secure the obligations of the Company and the Guarantors (collectively, the “Loan Parties”) under the credit agreement, all of the equity interests in each Data Trace and Data Tree company and 9% of the equity interests in FATICO will be pledged.

If at any time the rating by Moody’s or S&P of the senior, unsecured, long-term indebtedness for borrowed money of the Company that is not guaranteed by any other person or subject to any other credit enhancement is rated lower than Baa3 or BBB-, respectively, or is not rated by either such rating agency, then the loan commitments are subject to mandatory reduction from (i) 50% of the net proceeds of certain equity issuances by any Loan Party, (ii) 50% of the net proceeds of certain debt incurred or issued by any Loan Party, (iii) 25% of the net proceeds received by any Loan Party from the disposition of the Parent’s stock received in connection with the separation and (iv) the net proceeds received by any Loan Party from certain dispositions of assets, provided that the commitment reductions described above are only required to the extent necessary to reduce the total loan commitments to $200.0 million. In addition, the Company is only required to prepay loans as described above to the extent that, after giving effect to any mandatory commitment reduction, the aggregate principal amount of all outstanding loans exceeds the total loan commitments.

The terms of the credit agreement also include customary representations and warranties, as well as reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.

Note 9 – Income Taxes

The Company is included in the combined federal and state income tax returns of the Parent. The Company’s income taxes payable to and receivable from the Parent are included in the income taxes payable and income taxes receivable line items on the accompanying condensed combined balance sheets.

As of March 31, 2010, the liability for income taxes associated with uncertain tax positions was $10.6 million. This liability can be reduced by $1.5 million of offsetting tax benefits associated with the correlative effects of potential transfer pricing adjustments, state income taxes and timing adjustments. The net amount of $9.1 million, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of March 31, 2010, the Company had accrued $2.1 million of interest and penalties (net of tax benefit) related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and non-U.S. income tax examinations by taxing authorities for years prior to 2005.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits, competent authority proceedings related to transfer pricing, or the expiration of federal and state statute of limitation for the assessment of taxes.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 44.1% for the three months ended March 31, 2010 and 27.4% for the same period of the prior year. The increase in the effective rate was primarily attributable to changes in the Company’s foreign valuation allowance, changes in state tax law, and changes in the ratio of net income attributable to noncontrolling interests as compared to income before income taxes.

Note 10 – Employee Benefit Plans

The Company participates in the Parent’s defined benefit pension and supplemental benefit plans and records net periodic pension cost and the related pension liability associated with the Company’s employees.

Net periodic pension cost related to the Company’s employees’ participation in the Parent’s defined benefit pension and supplemental benefit plans includes the following components:

	For the Three Months Ended March 31,
(in thousands)	2010	2009
Expense:
Service costs	$996	$1,119
Interest costs	7,079	7,231
Expected return on plan assets	(2,843)	(4,242)
Amortization of prior service credit	(261)	(263)
Amortization of net loss	5,002	4,146

	$9,973	$7,991

The Company contributed $5.4 million to the Parent’s defined benefit pension and supplemental benefit plans in the three months ended March 31, 2010, and expects to contribute an additional $22.8 million during the remainder of 2010. These contributions are both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to its employees who participate in certain of the Parent’s non-qualified supplemental benefit plans.

Note 11 – Fair Value of Financial Instruments

Guidance requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. In the measurement of the fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available. These derived fair value estimates are significantly affected by the assumptions used. Additionally, the guidance excludes certain financial instruments including those related to insurance contracts.

In estimating the fair value of the financial instruments presented, the Company used the following methods and assumptions:

Cash and cash equivalents

The carrying amount for cash and cash equivalents is a reasonable estimate of fair value due to the short-term maturity of these investments.

Accounts and accrued income receivable, net

The carrying amount for accounts and accrued income receivable, net is a reasonable estimate of fair value due to the short-term maturity of these assets.

Loans receivable, net

The fair value of loans receivable, net was estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

Investments

The carrying amount of deposits with savings and loan associations and banks is a reasonable estimate of fair value due to their short-term nature.

The methodology for determining the fair value of debt and equity securities is discussed in Note 4 Debt and Equity Securities to the condensed combined financial statements.

As other long-term investments are not publicly traded, reasonable estimate of the fair values could not be made without incurring excessive costs.

The fair value of the related party notes receivable is estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to third party borrowers of similar credit quality.

Demand deposits

The carrying value of escrow and passbook accounts approximates fair value due to the short-term nature of this liability. The fair value of investment certificate accounts was estimated based on the discounted value of future cash flows using a discount rate approximating current market rates for similar liabilities.

Accounts payable and accrued liabilities

The carrying amount for accounts payable and accrued liabilities is a reasonable estimate of fair value due to the short-term maturity of these liabilities.

Related party payable, net

The carrying amount for related party payable, net is a reasonable estimate of fair value due to the short-term maturity of this liability.

Notes and contracts payable, related party note payable and allocated portion of Parent debt

The fair values of notes and contracts payable, related party note payable and allocated portion of Parent debt were estimated based on the current rates offered to the Company for debt of the same remaining maturities.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009 are presented in the following table.

	March 31, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$456,968	$456,968	$583,028	$583,028
Accounts and accrued income receivable, net	$227,231	$227,231	$239,166	$239,166
Loans receivable, net	$163,329	$171,515	$161,897	$165,130
Investments:
Deposits with savings and loan associations and banks	$94,313	$94,313	$123,774	$123,774
Debt securities	$2,023,137	$2,023,137	$1,838,719	$1,838,719
Equity securities	$45,847	$45,847	$51,020	$51,020
Other long-term investments	$276,482	$276,482	$275,275	$275,275
Related party notes receivable	$186,510	$189,076	$187,825	$189,830
Financial Liabilities:
Demand deposits	$1,182,759	$1,183,243	$1,153,574	$1,154,210
Accounts payable and accrued liabilities	$640,850	$640,850	$699,766	$699,766
Related party payable, net	$4,062	$4,062	$12,264	$12,264
Notes and contracts payable	$111,363	$111,572	$119,313	$119,804
Related party note payable	$29,087	$29,465	$—	$—
Allocated portion of Parent debt	$140,000	$132,485	$140,000	$124,206

Note 12 – Share-Based Compensation

The Company participates in the Parent’s share-based compensation plans and records compensation expense based on equity awards granted to its employees. The Parent currently utilizes restricted stock units (“RSUs”) as its share-based compensation for employees and directors. The fair value of any RSU grant is based on the market value of the Company’s shares on the date of grant and is recognized as compensation expense over the vesting period. RSUs receive dividend RSUs having the same vesting requirements as the RSUs initially granted.

The following table presents the share-based compensation expense, associated with the Company’s employees directly attributable to its business, recognized for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March 31,
(in thousands)	2010	2009
Stock options	$52	$143
Restricted stock units	3,661	5,497
Employee stock purchase plan	193	146

	$3,906	$5,786

RSU activity for the three months ended March 31, 2010, is as follows:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Restricted stock units unvested at December 31, 2009	1,145	$30.40
Granted during 2010	253	$34.01
Vested during 2010	(374)	$31.14
Forfeited during 2010	(1)	$25.93

Restricted stock units unvested at March 31, 2010	1,023	$31.02

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

The following table summarizes stock option activity related to the Parent’s plans related to the Company’s employees:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2009	1,127	$30.81
Exercised during 2010	(113)	$14.43
Forfeited during 2010	(18)	$41.87

Balance at March 31, 2010	996	$32.45	4.0	$4,451

Vested and expected to vest at March 31, 2010	995	$32.43	4.0	$4,451

Exercisable at March 31, 2010	953	$31.83	3.9	$4,451

Note 13 – Other Comprehensive Income (Loss)

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Components of other comprehensive income (loss) are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2009	$(10,546)	$5,255	$(146,174)	$(151,465)
Pretax change	7,399	3,692	4,753	15,844
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	2,702	—	—	2,702
Tax effect	(4,040)	—	(1,824)	(5,864)

Balance at March 31, 2010	$(4,485)	$8,947	$(143,245)	$(138,783)

Allocated to the Company	$(4,614)	$8,831	$(143,245)	$(139,028)
Allocated to noncontrolling interests	129	116	—	245

Balance at March 31, 2010	$(4,485)	$8,947	$(143,245)	$(138,783)

Note 14 – Litigation and Regulatory Contingencies

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where it has been determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded. In accordance with accounting guidance, the Company maintained a reserve for these lawsuits totaling $14.5 million at March 31, 2010. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On March 5, 2010, Bank of America, N.A. filed a complaint in the North Carolina General Court of Justice, Superior Court Division against United General Title Insurance Company and First American Title Insurance Company. The plaintiff alleges that the defendants failed to pay or failed to timely respond to certain claims made on title insurance policies issued in connection with home equity loans or lines of credit that are now in default. According to the complaint, these title insurance policies, which did not require a title search, were intended to protect against the risks of certain defects in the title to real property, including undisclosed intervening liens, vesting problems and legal description errors, that would have been discovered if the plaintiff had conducted a full title search. As indicated in the complaint, Fiserv Solutions, Inc. (“Fiserv”), as agent for the defendants, was authorized to issue certificates evidencing that a given loan was insured. The complaint also indicates that plaintiff was required to satisfy certain criteria before title would be insured. This involved (a) reviewing borrower statements to the lender when applying for the loan, (b) reviewing the borrower’s credit report and (c) addressing

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

secured mortgages appearing on the credit report which did not appear on the borrower’s loan application. The plaintiff alleges that the failure to pay or timely respond to the subject claims was done in bad faith and constitutes a breach of the title insurance policies issued to the plaintiff. The plaintiff is seeking monetary damages, punitive damages where permitted, treble damages where permitted, attorneys fees and costs where permitted, declaratory judgment and pre-judgment and post-judgment interest.

On April 1, 2010, the Company filed an answer to Bank of America’s complaint and filed a third party complaint within the same litigation against Fiserv for breach of contract, indemnification and other matters. The Company’s agreement with Fiserv required Fiserv, among other things, to ensure that the Company’s policies were issued in accordance with prudent practices, to refrain from issuing the Company’s policies unless it had determined the product could be properly issued in accordance with the Company’s standards and to provide reasonable assistance in claims handling. The agreement also required Fiserv to indemnify the Company for certain losses, including losses resulting from Fiserv’s failure to comply with its agreement with the Company or with Company instructions or from its negligence or misconduct.

While it is not feasible to predict with certainty the outcome of this litigation, the ultimate resolution could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in the period of disposition.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s financial services operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, title insurance customer acquisition and retention practices and asset valuation services. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts. In accordance with accounting guidance, the Company maintained a reserve for these matters totaling $0.9 million at March 31, 2010. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company’s subsidiaries also are involved in numerous ongoing routine legal and regulatory proceedings related to their operations. While the ultimate disposition of each proceeding is not determinable, the ultimate resolution of any of such proceedings, individually or in the aggregate, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in the period of disposition.

Note 15 – Business Combinations

During the three months ended March 31, 2010, the Company purchased the remaining noncontrolling interests in one company already included in the Company’s condensed combined financial statements. The total purchase price of this transaction was $2.5 million in cash.

During the three months ended March 31, 2009, the Company purchased the remaining noncontrolling interests in two companies already included in the Company’s condensed combined financial statements. The total purchase price of these transactions was not material.

Note 16 – Segment Information

The Company consists primarily of the Parent’s title insurance and services segment and its specialty insurance segment. The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar products and services internationally. This segment also provides escrow and closing services, accommodates tax-deferred exchanges of real estate and provides investment advisory, trust, lending and deposit services. This segment is also in the business of maintaining, managing and providing access to automated title plant records and images that may be owned by the Company or other parties. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. In Iowa, the Company provides title abstracts only because title insurance is not permitted by law. The Company also offers title insurance and similar products, as well as related services, either directly or through joint ventures in foreign countries, including Canada, the United Kingdom and various other established and emerging markets.

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. This business is licensed to issue policies in all 50 states and actively issues policies in 43 states. In its largest market, California, it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. The home warranty business provides residential service contracts that cover residential systems and appliances against failures that occur as the result of normal usage during the coverage period. This business currently operates in 34 states and the District of Columbia.

The corporate division consists of certain financing facilities as well as the corporate services that support the Company’s business operations.

Selected financial information by reporting segment is as follows:

For the three months ended March 31, 2010:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$839,228	$28,601	$17,474	$12,205
Specialty Insurance	68,574	9,571	1,699	1,022
Corporate	624	(13,632)	647	60

	$908,426	$24,540	$19,820	$13,287

For the three months ended March 31, 2009:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$816,647	$14,718	$19,134	$8,312
Specialty Insurance	70,216	8,784	955	1,414
Corporate	1,512	(13,358)	721	—

	$888,375	$10,144	$20,810	$9,726

Note 17 – Related Party Transactions

During the three months ended March 31, 2010 and the year ended December 31, 2009, the Company made cash dividend payments of $0 million and $83.0 million, respectively, to the Parent, which were recorded as a reduction of invested equity on the Company’s condensed combined balance sheets.

At March 31, 2010 and December 31, 2009, the Company held notes receivable from the Parent totaling $186.5 million and $187.8 million, respectively, with weighted average interest rates of 2.89% and 4.49%, respectively. The notes have maturity dates ranging from 2010 to 2020. Interest income earned on the notes receivable totaled $2.1 million and $2.8 million for the three months ended March 31, 2010 and 2009, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

At March 31, 2010 and December 31, 2009, the Company’s federal savings bank subsidiary, First American Trust, FSB, held $0.2 million and $20.1 million, respectively, of interest and non-interest bearing demand deposits owned by the Information Solutions Company. These deposits are included in related party payable, net in the condensed combined balance sheets. Interest expense on the deposits was immaterial for the three months ended March 31, 2010 and 2009.

The Company owns three office buildings that are leased to the Information Solutions Company under the terms of formal lease agreements. Rental income associated with these properties totaled $2.1 million for the three months ended March 31, 2010 and 2009.

The Company is allocated corporate income and overhead expenses from the Parent for corporate-related functions based on an allocation methodology that considers the number of the Company’s domestic headcount, the Company’s total assets and total revenues or a combination of those drivers. General corporate overhead expense allocations include executive management, tax, accounting and auditing, legal and treasury services, payroll, human resources and certain employee benefits and marketing and communications. The Company was allocated $13.3 million and $13.0 million of general net corporate expenses from the Parent for the three months ended March 31, 2010 and 2009, respectively, which are included within the investment and other income, net realized investment losses, salaries and other personnel costs, other operating expenses, depreciation and amortization and interest expense line items in the accompanying condensed combined statements of income.

Both the Company and the Parent consider the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented. The allocations may not, however, reflect the expense the Company would have incurred as an independent publicly traded company for the periods presented. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the separation, the Company will perform these functions using its own resources or purchased services. For an interim period, however, some of these functions will continue to be provided by the Parent under the transition services agreements. In addition to the transition services agreements, the Company will enter into a number of commercial agreements with the Parent in connection with the separation, many of which are expected to have terms longer than one year.

A portion of the Parent’s combined debt has been allocated to the Company based on amounts directly incurred for the Company’s benefit. Net interest expense has been allocated in the same proportions as debt. Both the Company and the Parent believe the allocation basis for debt and net interest expense is reasonable. However, these amounts may not be indicative of the actual amounts that the Company would have incurred had it been operating as an independent publicly traded company for the periods presented. See Note 10 Notes and Contracts Payable and Allocated Portion of First American Debt to the combined financial statements included in the Company’s Form 10 Registration Statement, including the amendments thereto, for further discussion of the Company’s long-term obligations.

On January 31, 2010 the Company entered into a note payable with the Parent totaling $29.1 million, with an interest rate of 5.00%. The note has a maturity date of September 30, 2010 or the separation date, whichever is earlier.

During the three months ended March 31, 2010 and 2009, the Company entered into transactions with affiliates of the Parent. The expenses associated with these transactions, which primarily relate to purchases of data, other settlement services and offshoring totaled $7.7 million and $11.7 million for the three months ended March 31, 2010 and 2009, respectively, and are included in other operating expenses in the Company’s condensed combined statements of income.

Certain related party transactions are settled in cash and are reflected in related party payable, net in the Company’s condensed combined balance sheets. The remaining related party transactions are settled by either non cash capital contributions from the Parent to the Company or non cash capital distributions from the Company to the Parent.

FIRST AMERICAN FINANCIAL CORPORATION

THE FINANCIAL SERVICES BUSINESSES OF THE FIRST AMERICAN CORPORATION

Notes to Condensed Combined Financial Statements — (continued)

(Unaudited)

Note 18 – Pending Accounting Pronouncements

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Management does not expect the adoption of this standard will have a material impact on the Company’s condensed combined financial statements.

Note 19 – Subsequent Events

In April 2010, the Company established its post separation credit facility. See Note 8 Notes and Contracts Payable to the condensed combined financial statements for further information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those policies used in the preparation of the Company’s financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in the Management’s Discussion and Analysis section of the Company’s Form 10 Registration Statement, including the amendments thereto.

Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidelines relating to transfers of financial assets which amended existing guidance by removing the concept of a qualifying special purpose entity and establishing a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard had no impact on the Company’s condensed combined financial statements.

In June 2009, the FASB issued guidance amending existing guidance surrounding the consolidation of variable interest entities (“VIE”) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance also requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard had no impact on the Company’s condensed combined financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. This updated guidance became effective for interim or annual financial reporting periods beginning after December 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on the Company’s condensed combined financial statements.

In June 2009, the FASB issued authoritative guidance surrounding the Hierarchy of Generally Accepted Accounting Principles. This guidance established the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”). All guidance contained in the Codification carries an equal level of authority. All existing accounting standards are superseded. All other accounting guidance not included in the Codification will be considered non-authoritative. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification. The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Except for codifying existing GAAP, the adoption of this statement did not have an impact on the determination or reporting of the Company’s condensed combined financial statements.

In April 2009, the FASB issued guidance relating to fair value disclosures in public entity financial statements for financial instruments. This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis, rather than annually. The guidance is effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009. Except for the disclosure requirements, the adoption of this guidance did not have an impact on the Company’s condensed combined financial statements.

In May 2009, the FASB issued authoritative guidance relating to the disclosure of subsequent events. This guidance is modeled after the same principles as the subsequent event guidance in auditing literature with some terminology changes and additional disclosures. This guidance is effective for interim and annual periods ending after June 15, 2009, and is required to be applied prospectively. The Company adopted the guidance in the second quarter of 2009. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s condensed combined financial statements.

In February 2010, the FASB issued updated guidance which amended the subsequent events disclosure requirements to eliminate the requirement for SEC filers to disclose the date through which it has evaluated subsequent events, clarify the period through which conduit bond obligors must evaluate subsequent events and refine the scope of the disclosure requirements for reissued financial statements. The updated guidance was effective upon issuance. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s condensed combined financial statements.

In December 2008, the FASB issued guidance that expands the disclosures required in an employer’s financial statements about pension and other postretirement benefit plan assets. The new disclosures include more details about the categories of plan assets and information regarding fair value measurements. This guidance is effective for fiscal years ending after December 15, 2009. The Company adopted the guidance in the fourth quarter of 2009 and except for the disclosure requirements, the adoption had no impact on its condensed combined financial statements.

Pending Accounting Pronouncements:

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Management does not expect the adoption of this standard will have a material impact on the Company’s condensed combined financial statements.

OVERVIEW

Corporate Update

The Company will become an independent publicly traded company following the separation of the Company from the Parent pursuant to the dividend distribution of the Company’s common stock to the shareholders of the Parent (the “separation”). Following the separation, the Company will hold the Parent’s financial services businesses and will have its common stock listed on the New York Stock Exchange (“NYSE”) under the “FAF” ticker symbol. The Parent, which is expected to change its name to CoreLogic, Inc., will continue to hold its information solutions businesses and is expected to have its common stock listed on the NYSE under the “CLGX” ticker symbol. The Parent’s board of directors has given its approval to proceed with the separation and has set a May 26, 2010 record date in connection with a June 1, 2010 distribution date. While the separation remains subject to the satisfaction of certain conditions, the primary conditions have been satisfied and it is anticipated that the separation will occur on June 1, 2010.

Beginning on May 24, 2010, the Company commenced trading on a “when-issued” basis on the NYSE under the ticker symbol “FAF-WI.” In addition, on May 24, 2010, the Parent’s shares commenced trading on an ex-distribution basis, representing a market for the remaining Information Solutions Company, under the ticker symbol “CLGX-WI.” These markets are in addition to the market for the combined Parent’s common shares, which will continue to trade on the NYSE up through and including the June 1, 2010 distribution date under the ticker symbol “FAF.”

Results of Operations

Summary

The dollar amount of mortgage originations decreased 4.1% in the first quarter of 2010, when compared with the same period of the prior year according to the Mortgage Bankers Association’s April 12, 2010 Long-term Mortgage Finance Forecast (the “MBA Forecast”). This decrease in mortgage originations was primarily due to a softening in the refinance market, offset in part by an improvement in the purchase market. According to the MBA Forecast, the dollar amount of refinance originations decreased 10.8% and purchase originations increased 12.2%, in the first quarter of 2010 when compared with the same quarter of the prior year. The overall decline in mortgage originations impacted the Company’s direct operating revenues, primarily direct title operating revenues, which experienced a 9.2% decline quarter over quarter. However, as a result of a 26.1% increase in agent operating revenues, the Company reported a 3.2% increase in total operating revenues period over period. The increase in agent revenues quarter over quarter primarily reflected low agent remittances for the first quarter of 2009 which reflected low fourth quarter 2008 mortgage origination activity. By comparison, mortgage origination activity, primarily refinance activity, was stronger in the fourth quarter of 2009 which resulted in increased agent remittances for the first quarter 2010.

Total expenses for the Company, before income taxes, increased 0.6% in the first quarter of 2010 when compared with the same period of the prior year. This increase reflected the increase in agent retention and premium taxes associated with the proportionate increase in agent revenues, offset in part by declines in all other expenses.

Net income was $13.7 million and $7.4 million for the three months ended March 31, 2010 and 2009, respectively. Net income attributable to the Company for the three months ended March 31, 2010 and 2009 was $13.8 million and $4.9 million, respectively. Net loss attributable to noncontrolling interests was $40 thousand for the three months ended March 31, 2010 and net income attributable to noncontrolling interests was $2.5 million for the three months ended March 31, 2009.

The continued tightening of mortgage credit and the uncertainty in general economic conditions continue to impact the demand for many of the Company’s products and services. These conditions have also had an impact on, and continue to impact, the performance and financial condition of some of the Company’s customers; should these parties continue to encounter significant issues, those issues may lead to negative impacts on the Company’s revenue, claims, earnings and liquidity.

Management expects the above mentioned conditions will continue impacting the Company. Given this outlook, the Company continues its focus on controlling costs by reducing employee counts, consolidating offices, centralizing agency and administrative functions, optimizing management structure and rationalizing its brand strategy. The Company plans to continue these efforts where appropriate. In addition, the Company will continue to scrutinize the profitability of its agency relationships, increase its offshore leverage and develop new sales opportunities.

Title Insurance and Services

	Three Months Ended March 31,
(in thousands except percentages)	2010	2009	$ Change	% Change
Revenues
Direct operating revenues	$436,403	$485,419	$(49,016)	(10.1)%
Agent operating revenues	376,047	298,319	77,728	26.1
Investment and other income	24,088	31,430	(7,342)	(23.4)
Net realized investment gains	4,059	3,628	431	11.9
Net other-than-temporary impairment losses recognized in earnings	(1,369)	(2,149)	780	36.3

	839,228	816,647	22,581	2.8

Expenses
Salaries and other personnel costs	261,601	276,942	(15,341)	(5.5)
Premiums retained by agents	302,508	239,559	62,949	26.3
Other operating expenses	179,513	205,472	(25,959)	(12.6)
Provision for policy losses and other claims	39,372	49,462	(10,090)	(20.4)
Depreciation and amortization	17,474	19,134	(1,660)	(8.7)
Premium taxes	8,299	6,681	1,618	24.2
Interest	1,860	4,679	(2,819)	(60.2)

	810,627	801,929	8,698	1.1

Income before income taxes	$28,601	$14,718	$13,883	94.3%

Margins	3.4%	1.8%	1.6%	89.1%

Operating revenues from direct title operations were $436.4 million for the three months ended March 31, 2010, a decrease of 10.1% when compared with the same period of the prior year. This decrease was due to a decline in the number of title orders closed by the Company’s direct operations, offset in part by an increase in the average revenues per order closed. The Company’s direct operations closed 286,600 title orders during the current three month period, a decrease of 22.4% when compared with 369,200 title orders closed during the same period of the prior year. The average revenues per order closed were $1,435 for the three months ended March 31, 2010, an increase of 15.0% when compared with $1,248 for the three months ended March 31, 2009. There were a number of factors contributing to the increase in average revenues per order closed including an increase in the mix of higher-premium purchase transactions and an increase in the mix of direct revenue coming from the international and commercial divisions, offset in part by a decrease in average home prices.

Operating revenues from agency operations were $376.0 million for the three months ended March 31, 2010, an increase of 26.1% for the current quarter when compared with the same period of the prior year. This increase primarily reflected low agent remittances for the first quarter of 2009 which reflected low fourth quarter 2008 mortgage origination activity. By comparison, mortgage origination activity, primarily refinance activity, was stronger in the fourth quarter of 2009 which resulted in increased agent remittances for the first quarter 2010.

Investment and other income totaled $24.1 million for the three months ended March 31, 2010, a decrease of 23.4% when compared with the same period of the prior year. This decrease primarily reflected declining yields earned from the Company’s investment portfolio, a decrease in interest earned on certain escrow deposits and decreased net interest income at the Company’s trust division.

Salaries and other personnel costs for the title insurance and services segment were $261.6 million for the three months ended March 31, 2010, a decrease of 5.5% when compared with the same period of the prior year. This decrease was primarily due to a reduction in headcount, commissions and overtime expense.

Agents retained $302.5 million of title premiums generated by agency operations for the three months ended March 31, 2010, which compares with $239.6 million for the same period of the prior year. The percentage of title premiums retained by agents was 80.4% for the three months ended March 31, 2010, and 80.3% for the three months ended March 31, 2009.

Other operating expenses for the title insurance and services segment were $179.5 million for the three months ended March 31, 2010, a decrease of 12.6%, when compared with the same period of the prior year. This decrease was primarily due to a decline in title production costs, lower occupancy costs as a result of the consolidation of certain title branches and other cost-containment programs.

The provision for title insurance policy losses as a percentage of title insurance premiums, escrow and other related fees was 5.0% for the current quarter and 6.5% for the same period of the prior year. The current quarter rate reflects an expected ultimate loss rate of 5.4% for policy year 2010, offset in part by a downward adjustment to the reserve for favorable developments in prior policy years, primarily policy year 2009.

Premium taxes were $8.3 million and $6.7 million for the three months ended March 31, 2010 and 2009, respectively. Premium taxes as a percentage of operating revenues were 1.0% and 0.9% for the current three month period and for the same period of the prior year, respectively.

The title insurance business has a relatively high proportion of fixed costs. Accordingly, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are also affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinancing transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Pre-tax margins were 3.4% and 1.8% for the three month period ending March 31, 2010 and 2009, respectively. The increase in margins year over year is primarily due to increases in net revenues from agency operations, decline in title production costs, decrease in salaries and other personnel costs and a decrease in provision for title losses.

Specialty Insurance

	Three Months Ended March 31,
(in thousands except percentages)	2010	2009	$ Change	% Change
Revenues
Operating revenues	$65,436	$67,092	$(1,656)	(2.5)%
Investment and other income	3,144	3,527	(383)	(10.9)
Net realized investment gains (losses)	21	(403)	424	105.2
Net other-than-temporary impairment losses recognized in earnings	(27)	—	(27)	—

	68,574	70,216	(1,642)	(2.3)

Expenses
Salaries and other personnel costs	13,381	13,760	(379)	(2.8)
Other operating expenses	11,344	12,038	(694)	(5.8)
Provision for policy losses and other claims	31,609	33,594	(1,985)	(5.9)
Depreciation and amortization	1,699	955	744	77.9
Premium taxes	965	1,085	(120)	(11.1)
Interest	5	—	5	—

	59,003	61,432	(2,429)	(4.0)

Income before income taxes	$9,571	$8,784	$787	9.0%

Margins	14.0%	12.5%	1.4%	11.6%

Operating revenues for the specialty insurance segment were $65.4 million, a decrease of 2.5% for the three months ended March 31, 2010, when compared with the same period of the prior year. This decrease primarily reflected a decline in business volume impacting the home warranty division.

Investment and other income for the segment totaled $3.1 million for the three months ended March 31, 2010, a decrease of 10.9% when compared with the same period of the prior year. This decrease was primarily due to a decrease in yields earned from the investment portfolio.

Specialty insurance salaries and other personnel costs and other operating expenses were $24.7 million for the three months ended March 31, 2010, a decrease of $1.1 million, or 4.2%, when compared with the same period of the prior year. This decrease is primarily related to expense management in response to a decline in business volume impacting the home warranty division.

For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 44.3% for the current three month period and 51.3% for the same period of the prior year. This decrease in rate was primarily due to a lower incidence of claims and a lower average cost per claim. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues was 54.8% for the current three month period, an increase when compared with 48.3% for the same period of the prior year. This increase was primarily due to $2.1 million in winter storm losses in January and February, with no comparable storm losses last year, partially offset by a decrease in core or routine losses.

Premium taxes were $1.0 million and $1.1 million, for the three months ended March 31, 2010 and 2009, respectively. Premium taxes as a percentage of operating revenues were 1.5% and 1.6% for the current three month period and for the same period of the prior year, respectively.

A large part of the revenues for the specialty insurance businesses are not dependent on the level of real estate activity, with a large portion generated from renewals. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margin for the current three month period was 14.0%, up from 12.5% for the comparable period of the prior year.

Corporate

	Three Months Ended March 31,
(in thousands except percentages)	2010	2009	$ Change	% Change
Revenues
Investment and other income	$1,059	$1,165	$(106)	(9.1)%
Net realized investment (losses) gains	(435)	347	(782)	(225.4)

	624	1,512	(888)	(58.7)

Expenses
Salaries and other personnel costs	8,579	6,623	1,956	29.5
Other operating expenses	4,573	6,100	(1,527)	(25.0)
Depreciation and amortization	647	721	(74)	(10.3)
Interest	457	1,426	(969)	(68.0)

	14,256	14,870	(614)	(4.1)

Losses before income taxes	$(13,632)	$(13,358)	$(274)	(2.1)%

Corporate salaries and other personnel costs totaled $8.6 million for the three months ended March 31, 2010, an increase of $2.0 million when compared with the same period of the prior year. The increase was primarily due to higher expense associated with restricted stock units recognized in the current quarter and bonus expense related to the separation of the Company.

Other operating expenses were $4.6 million, a decrease of $1.5 million when compared with the same period of the prior year. This decrease was primarily due to management’s continued cost containment initiatives.

Interest expense was $0.5 million for the three months ended March 31, 2010, a decrease of $1.0 million, or 68.0%, when compared with the same period of the prior year. Corporate interest expense decreased relative to the prior period due to a reduction in the interest rate on the Company’s allocated portion of the Parent’s debt. The interest rate is a variable rate and interest rates have declined in 2010.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 44.1% for the three months ended March 31, 2010 and 27.4% for the same period of the prior year. The effective income tax rate includes a provision for state income and franchise taxes for noninsurance subsidiaries. The increase in the effective rate was primarily attributable to changes in the Company’s foreign valuation allowance, changes in state tax law, and changes in the ratio of net income attributable to noncontrolling interests as compared to income before income taxes.

The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The Company continues to monitor the realizability of recognized, impairment, and unrecognized losses recorded through March 31, 2010. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations.

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income was $13.7 million and $7.4 million for the three months ended March 31, 2010 and 2009, respectively. Net income attributable to the Company for the three months ended March, 31, 2010 and 2009 was $13.8 million and $4.9 million, respectively. Net loss attributable to noncontrolling interests was $40 thousand for the three months ended March 31, 2010 and net income attributable to noncontrolling interests was $2.5 million for the three months ended March 31, 2009. The decrease in net income attributable to noncontrolling interests quarter over quarter of $2.5 million, or 101.6%, is primarily due to the purchase of subsidiary shares from noncontrolling interests in the fourth quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $126.1 million for the three months ended March 31, 2010 and increased $29.8 million for the three months ended March 31, 2009. The decrease for the current year period was due primarily to net cash used in operations for the quarter, purchases of debt and equity securities, capital expenditures and repayment of debt. The uses were offset by positive cash flow from an increase in demand deposits and issuance of a related party note payable. The increase for the prior year period was due primarily to net cash provided by operations for the quarter, net proceeds from debt and equity securities and an increase in demand deposits. The proceeds were offset by an increase in deposits with banks and other long-term investments, repayment of debt, dividends paid to Parent and capital expenditures.

Notes and contracts payable (including related party note payable and allocated portion of Parent debt) as a percentage of total capitalization was 12.0% at March 31, 2010 and 11.3% at December 31, 2009.

On April 12, 2010, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and a syndicate of lenders. The proceeds of the extensions of credit under the credit agreement may be used for general corporate purposes, including repayment of certain debt retained by the Company in connection with the separation.

The credit agreement is comprised of a $400.0 million revolving credit facility. The revolving loan commitments are scheduled to terminate on the third anniversary of the date of closing. The closing is expected to occur immediately following the consummation of the separation. The Company anticipates drawing $200.0 million from this revolving credit facility in connection with the separation, and the funds will be used to pay down the $140.0 million of Parent debt allocated to the Company and the $29.1 million related party note payable. The incremental $30.9 million draw represents the additional portion of the borrowings on the Parent’s credit facility that the Company anticipates paying to the Parent at the separation date and will be reflected as a distribution to Parent through invested equity.

The Company’s obligations under the facility will be guaranteed by its Data Trace and Data Tree companies, their parent entities (other than First American Title Insurance Company (“FATICO”)) and their subsidiaries (collectively, the “Guarantors”).

To secure the obligations of the Company and the Guarantors (collectively, the “Loan Parties”) under the credit agreement, all of the equity interests in each Data Trace and Data Tree company and 9% of the equity interests in FATICO will be pledged.

If at any time the rating by Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Group (“S&P”) of the senior, unsecured, long-term indebtedness for borrowed money of the Company that is not guaranteed by any other person or subject to any other credit enhancement is rated lower than Baa3 or BBB-, respectively, or is not rated by either such rating agency, then the loan commitments are subject to mandatory reduction from (i) 50% of the net proceeds of certain equity issuances by any Loan Party, (ii) 50% of the net proceeds of certain debt incurred or issued by any Loan Party, (iii) 25% of the net proceeds received by any Loan Party from the disposition of the Parent’s stock received in connection with the separation and (iv) the net proceeds received by any Loan Party from certain dispositions of assets, provided that the commitment reductions described above are only required to the extent necessary to reduce the total loan commitments to $200.0 million. In addition, the Company is only required to prepay loans as described above to the extent that, after giving effect to any mandatory commitment reduction, the aggregate principal amount of all outstanding loans exceeds the total loan commitments.

The terms of the credit agreement also include customary representations and warranties, as well as reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.

As of March 31, 2010, the Company’s debt and equity investment securities portfolio consists of approximately 98% of fixed income securities. As of that date, over 80% of the Company’s fixed income investments are held in securities that are United States government-backed or rated AAA and approximately 96% of the fixed income portfolio is rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on S&P and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

The table below outlines the composition of the investment portfolio currently in an unrealized loss position by credit rating (percentages are based on the amortized cost basis of the investments). Credit ratings are based on S&P and Moody’s published ratings and are exclusive of insurance effects. If a security was rated differently by both rating agencies, the lower of the two ratings was selected:

	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade
March 31, 2010
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	99.6%	0.1%	0.3%
Foreign bonds	96.9%	0.0%	3.1%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed and asset-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed and asset-backed securities	5.1%	9.1%	85.8%
Corporate debt securities	96.9%	0.0%	3.1%
Preferred stock	0.0%	5.7%	94.3%

	91.9%	0.7%	7.4%

Approximately 36% of the Company’s municipal bonds portfolio has third party insurance in effect.

Substantially all securities in the Company’s non-agency mortgage-backed and asset-backed portfolio are senior tranches and were investment grade at the time of purchase, however many have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed and asset-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on S&P and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected. All amounts and ratings are as of March 31, 2010.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$7,414	$2,486	0.0%	0.0%	100.0%
2006	10	41,750	25,542	0.0%	0.5%	99.5%
2005	7	12,412	9,267	0.0%	54.1%	45.9%
2003	3	863	793	100.0%	0.0%	0.0%
Alt-A single family residential:
2007	2	21,768	15,589	0.0%	0.0%	100.0%
Non-agency asset-backed securities	5	4,600	3,746	100.0%	0.0%	0.0%

	28	$88,807	$57,423	6.2%	7.8%	86.0%

As of March 31, 2010, 16 non-agency mortgage-backed and asset-backed securities with an amortized cost of $60.9 million and an estimated fair value of $38.3 million were on negative credit watch by S&P or Moody’s.

The Company assessed its non-agency mortgage-backed and asset-backed securities portfolio to determine what portion of the portfolio, if any, is other-than-temporarily impaired at March 31, 2010. Management’s analysis of the portfolio included its expectations of the future performance of the underlying collateral, including, but not limited to, prepayments, defaults, and loss severity assumptions. In developing these expectations, the Company utilized publicly available information related to individual assets, analysts’ expectations on the expected performance of similar underlying collateral and certain of the Parent’s securities data and market analytic tools. As a result of the Company’s security-level review, it recognized $1.4 million of other-than-temporary impairments in earnings for the three months ended March 31, 2010. Total new other-than-temporary impairments for the three months ended March 31, 2010 were $0.7 million. This amount is less than the amount recognized in earnings because $0.7 million of the $1.4 million recognized presently in earnings had already been recognized as other-than-temporary impairment in other comprehensive income in prior periods. The migration of the $0.7 million of other-than-temporary impairment from other comprehensive income to earnings occurred due to additional forecasted credit losses based on the analysis described above. No new material other-than-temporary impairments were recognized in other comprehensive income for the three months ended March 31, 2010. The amounts remaining in other comprehensive income should not be recorded in earnings, because the losses were not considered to be credit related based on the Company’s other-than-temporary impairment analysis as discussed above.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Due to the Company’s liquid-asset position and its ability to generate cash flows from operations, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and obligations for at least the next twelve months. After the separation, the Company expects to pay an annual cash dividend of $25.0 million to its shareholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments on any significant scale to hedge these risks.

Although the Company is subject to foreign currency exchange rate risk as a result of its operations in certain foreign countries, the foreign exchange exposure related to these operations, in the aggregate, is not material to the Company’s financial condition or results of operations, and therefore, such risk is immaterial.

There have been no material changes in the Company’s market risks since the filing of its Form 10 Registration Statement, including the amendments thereto.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and principal financial officer have concluded that, as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries have been named in various lawsuits, most of which relate to their title insurance operations. In cases where it has been determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded. In accordance with accounting guidance, the Company maintained a reserve for these lawsuits totaling $14.5 million at March 31, 2010. Actual losses may materially differ from the amounts recorded. The Company does not believe that the ultimate resolution of these cases, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

On March 5, 2010, Bank of America, N.A. filed a complaint in the North Carolina General Court of Justice, Superior Court Division against United General Title Insurance Company and First American Title Insurance Company. The plaintiff alleges that the defendants failed to pay or failed to timely respond to certain claims made on title insurance policies issued in connection with home equity loans or lines of credit that are now in default. According to the complaint, these title insurance policies, which did not require a title search, were intended to protect against the risks of certain defects in the title to real property, including undisclosed intervening liens, vesting problems and legal description errors, that would have been discovered if the plaintiff had conducted a full title search. As indicated in the complaint, Fiserv Solutions, Inc. (“Fiserv”), as agent for the defendants, was authorized to issue certificates evidencing that a given loan was insured. The complaint also indicates that plaintiff was required to satisfy certain criteria before title would be insured. This involved (a) reviewing borrower statements to the lender when applying for the loan, (b) reviewing the borrower’s credit report and (c) addressing secured mortgages appearing on the credit report which did not appear on the borrower’s loan application. The plaintiff alleges that the failure to pay or timely respond to the subject claims was done in bad faith and constitutes a breach of the title insurance policies issued to the plaintiff. The plaintiff is seeking monetary damages, punitive damages where permitted, treble damages where permitted, attorneys fees and costs where permitted, declaratory judgment and pre-judgment and post-judgment interest.

On April 1, 2010, the Company filed an answer to Bank of America’s complaint and filed a third party complaint within the same litigation against Fiserv for breach of contract, indemnification and other matters. The Company’s agreement with Fiserv required Fiserv, among other things, to ensure that the Company’s policies were issued in accordance with prudent practices, to refrain from issuing the Company’s policies unless it had determined the product could be properly issued in accordance with the Company’s standards and to provide reasonable assistance in claims handling. The agreement also required Fiserv to indemnify the Company for certain losses, including losses resulting from Fiserv’s failure to comply with its agreement with the Company or with Company instructions or from its negligence or misconduct.

While it is not feasible to predict with certainty the outcome of this litigation, the ultimate resolution could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in the period of disposition.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s financial services operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, title insurance customer acquisition and retention practices and asset valuation services. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts. In accordance with accounting guidance, the Company maintained a reserve for these matters totaling $0.9 million at March 31, 2010. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company’s subsidiaries also are involved in numerous ongoing routine legal and regulatory proceedings related to their operations. While the ultimate disposition of each proceeding is not determinable, the ultimate resolution of any of such proceedings, individually or in the aggregate, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in the period of disposition.

Item 1A.	Risk Factors.

You should carefully consider each of the following risk factors and the other information contained in this Quarterly Report on Form 10-Q. The Company faces risks other than those listed here, including those that are unknown to the Company and others of which the Company may be aware but, at present, considers immaterial. Because of the following factors, as well as other variables affecting the Company’s operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

1. Conditions in the real estate market generally impact the demand for a substantial portion of the Company’s products and services

Demand for a substantial portion of the Company’s products and services generally decreases as the number of real estate transactions in which its products and services are purchased decreases. The number of real estate transactions in which the Company’s products and services are purchased decreases in the following situations:

•	when mortgage interest rates are high or rising;

•	when the availability of credit, including commercial and residential mortgage funding, is limited; and

•	when real estate values are declining.

2. Unfavorable economic conditions may have a material adverse effect on the Company

Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, historically have created a difficult operating environment for the Company’s businesses and other companies in its industries. In addition, the Company holds investments in entities, such as title agencies, settlement service providers and property and casualty insurance companies, and instruments, such as mortgage backed securities, which may be negatively impacted by these conditions. The Company also owns a federal savings bank into which it deposits some of its own funds and some funds held in trust for third parties. This bank invests those funds and any realized losses incurred will be reflected in the Company’s combined results. The likelihood of such losses, which generally would not occur if the Company were to deposit these funds in an unaffiliated entity, increases when economic conditions are unfavorable. Depending upon the ultimate severity and duration of any economic downturn, the resulting effects on the Company could be materially adverse, including a significant reduction in revenues, earnings and cash flows, challenges to the Company’s ability to satisfy covenants or otherwise meet its obligations under debt facilities, difficulties in obtaining access to capital, challenges to the Company’s ability to pay dividends at currently anticipated levels, deterioration in the value of its investments and increased credit risk from customers and others with obligations to the Company.

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s combined balance sheet as of March 31, 2010 is approximately $0.9 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

4. A downgrade by ratings agencies, reductions in statutory surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter is currently rated “A3” by Moody’s, “A-” by Fitch, “BBB+” by Standard & Poor’s, “A-” by A.M. Best and “A” by Demotech. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The Company’s principal title insurance underwriter maintained approximately $818.9 million of statutory surplus capital as of March 31, 2010. The current minimum statutory surplus capital required to be maintained by California law is $500,000. Accordingly, if the ratings or statutory surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

5. Failures at financial institutions at which the Company deposits funds could adversely affect the Company

The Company deposits substantial funds in financial institutions. These funds include amounts owned by third parties, such as escrow deposits. Should one or more of the financial institutions at which deposits are maintained fail, there is no guarantee that the Company would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise. In the event of any such failure, the Company also could be held liable for the funds owned by third parties.

6. Changes in government regulation could prohibit or limit the Company’s operations or make it more burdensome to conduct such operations

Many of the Company’s businesses, including its title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses, are regulated by various federal, state, local and foreign governmental agencies. These and other of the Company’s businesses also operate within statutory guidelines. Changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes, enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit its future operations or make it more burdensome to conduct such operations. These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

7. Scrutiny of the Company’s businesses and the industries in which it operates by governmental entities and others could adversely affect its operations and financial condition

The real estate settlement services industry, an industry in which the Company generates a substantial portion of its revenue and earnings, has become subject to heightened scrutiny by regulators, legislators, the media and plaintiffs’ attorneys. Though often directed at the industry generally, these groups may also focus their attention directly on the Company’s businesses. In either case, this scrutiny may result in changes which could adversely affect the Company’s operations and, therefore, its financial condition and liquidity.

Governmental entities have inquired into certain practices in the real estate settlement services industry to determine whether certain of the Company’s businesses or its competitors have violated applicable laws, which include, among others, the insurance codes of the various jurisdictions and the Real Estate Settlement Procedures Act and similar state and federal laws. Departments of insurance in the various states, either separately or in conjunction with federal regulators, also periodically conduct inquiries, generally referred to at the state level as “market conduct exams,” into the practices of title insurance companies in their respective jurisdictions. Further, from time to time plaintiffs’ lawyers may target the Company and other members of the Company’s industry with lawsuits claiming legal violations or other wrongful conduct. These lawsuits may involve large groups of plaintiffs and claims for substantial damages. Any of these types of inquiries or proceedings may result in a finding of a violation of the law or other wrongful conduct and may result in the payment of fines or damages or the imposition of restrictions on the Company’s conduct which could impact its operations and financial condition. Moreover, these laws and standards of conduct often are ambiguous and, thus, it may be difficult to ensure compliance. This ambiguity may force the Company to mitigate its risk by settling claims or by ending practices that generate revenues, earnings and cash flows.

8. The Company may find it difficult to acquire necessary data

Certain data used and supplied by the Company are subject to regulation by various federal, state and local regulatory authorities. Compliance with existing federal, state and local laws and regulations with respect to such data has not had a material adverse effect on the Company’s results of operations, financial condition or liquidity to date. Nonetheless, federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may affect the Company’s operations and could result in substantial regulatory compliance expense, litigation expense and a loss of revenue. The suppliers of data to the Company face similar burdens and, consequently, the Company may find it financially burdensome to acquire necessary data.

9. Regulation of title insurance rates could adversely affect the Company’s results of operations

Title insurance rates are subject to extensive regulation, which varies from state to state. In many states the approval of the applicable state insurance regulator is required prior to implementing a rate change. This regulation could hinder the Company’s ability to promptly adapt to changing market dynamics through price adjustments, which could adversely affect its results of operations, particularly in a rapidly declining market.

10. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations may limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. Under such regulations, the maximum amount of dividends, loans and advances available in 2010 from these insurance subsidiaries, is $258.0 million.

11. The Company is responsible for The First American Corporation pension plan, which is currently underfunded, and pension expenses and funding obligations could increase significantly as a result of the weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of The First American Corporation’s defined benefit pension plan, which was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend, among other factors, upon the future performance of assets held in trust for the plan. The pension plan was underfunded as of March 31, 2010 by approximately $97.6 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings and expenses require adjustment. In addition, Information Solutions Company is expected to issue a $19.9 million promissory note to the Company which approximates the unfunded portion of the liability attributable to the plan participants that are Information Solutions Company employees. There is no guarantee that Information Solutions Company will fulfill its obligation under the note or that the amount of the note will be sufficient to ultimately cover the unfunded portion of the liability attributable to these Information Solutions Company employees. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

12. Weakness in the commercial real estate market or an increase in the amount or severity of claims in connection with commercial real estate transactions could adversely affect the Company’s results of operations

The Company issues title insurance policies in connection with commercial real estate transactions. Premiums paid and limits on these policies are large relative to policies issued on residential transactions. Because a claim under a single policy could be significant, title insurers often seek reinsurance or coinsurance from other insurance companies, both within and outside the industry. The Company both receives and provides such coverage. Additionally, the pretax margin derived from these policies generally is higher than on other policies. Disruptions in the commercial real estate market, including limitations on available credit and defaults on loans secured by commercial real estate, may result in a decrease in the number of commercial policies issued by the Company and/or an increase in the number of claims it incurs on commercial policies. As a reference, commercial premiums earned by the Company in 2009 decreased nearly 50 percent compared with the amount earned in 2006. A further decrease in the number of commercial policies issued by the Company or an increase in the amount or severity of claims it incurs on commercial policies could adversely affect the Company’s results of operations.

13. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported (“IBNR”) title claims

Title insurance policies are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70 to 80 percent of claim amounts become known in the first five years of the policy life, and the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years, while possible, is not considered reasonably likely. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is believed to be reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $121.2 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

14. Systems interruptions and intrusions may impair the delivery of the Company’s products and services

System interruptions and intrusions may impair the delivery of the Company’s products and services, resulting in a loss of customers and a corresponding loss in revenue. The Company’s businesses depend heavily upon computer systems located in its data centers. Certain events beyond the Company’s control, including natural disasters, telecommunications failures and intrusions into the Company’s systems by third parties could temporarily or permanently interrupt the delivery of products and services. These interruptions also may interfere with suppliers’ ability to provide necessary data and employees’ ability to attend work and perform their responsibilities.

15. The Company may not be able to realize the benefits of its offshore strategy

The Company utilizes lower cost labor in foreign countries, such as India and the Philippines, among others. These countries are subject to relatively high degrees of political and social instability and may lack the infrastructure to withstand natural disasters. Such disruptions could decrease efficiency and increase the Company’s costs in these countries. Weakness of the U.S. dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through this strategy. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the

United States and, as a result, some of the Company’s customers may require it to use labor based in the United States. The Company may not be able to pass on the increased costs of higher priced United States-based labor to its customers.

16. Product migration may result in decreased revenue

Customers of many real estate settlement services the Company provides increasingly require these services to be delivered faster, cheaper and more efficiently. Many of the traditional products it provides are labor and time intensive. As these customer pressures increase, the Company may be forced to replace traditional products with automated products that can be delivered electronically and with limited human processing. Because many of these traditional products have higher prices than corresponding automated products, the Company’s revenues may decline.

17. Increases in the size of the Company’s customers enhance their negotiating position vis-à-vis the Company and may decrease their need for the services offered by the Company

Many of the Company’s customers are increasing in size as a result of consolidation or the failure of their competitors. For example, the Company believes that three lenders collectively originate more than 50 percent of mortgage loans in the United States. As a result, the Company may derive a higher percentage of its revenues from a smaller base of customers, which would enhance the negotiating power of these customers with respect to the pricing and the terms on which these customers purchase the Company’s products and other matters. Moreover, these larger customers may prove more capable of performing in-house some or all of the services the Company provides and, consequently, their demand for its products and services may decrease. These circumstances could adversely affect the Company’s revenues and profitability. Changes in the Company’s relationship with any of these customers or the loss of all or a portion of the business the Company derives from these customers could have a material adverse effect on the Company.

18. Certain provisions of the Company’s bylaws and certificate of incorporation may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that the Company’s stockholders might consider favorable

The Company’s bylaws and certificate of incorporation contain or will contain provisions that could be considered “anti-takeover” provisions because they make it harder for a third-party to acquire the Company without the consent of the Company’s incumbent board of directors. Under these provisions:

•

election of the Company’s board of directors is to be staggered such that only one-third of the directors are elected by the stockholders each year and the directors serve three year terms prior to reelection;

•

stockholders may not remove directors without cause, change the size of the board of directors or, except as may be provided for in the terms of preferred stock the Company issues in the future, fill vacancies on the board of directors;

•	stockholders may act only at stockholder meetings and not by written consent;

•	stockholders must comply with advance notice provisions for nominating directors or presenting other proposals at stockholder meetings; and

•	the Company’s board of directors may without stockholder approval issue preferred shares and determine their rights and terms, including voting rights, or adopt a stockholder rights plan.

These provisions, which may only be amended by the affirmative vote of the holders of approximately 67 percent of the Company’s issued voting shares, could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring or preventing a change of control transaction that might involve a premium price or otherwise be considered favorably by the Company’s stockholders.

19. The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income securities (including mortgage-backed and asset-backed securities), but also including money-market and other short-term investments, as well as some common and preferred stock. Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk. The risk of loss associated with the portfolio is increased during periods, such as the present period, of instability in credit markets and economic conditions. If the carrying value of the investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of the investments, which could have a material adverse effect on the Company’s results of operations, statutory surplus and financial condition.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION
(Registrant)

By	/s/ Dennis J. Gilmore
Dennis J. Gilmore Chief Executive Officer (Principal Executive Officer)

By	/s/ Max O. Valdes
Max O. Valdes Chief Accounting Officer and Senior Vice President (Principal Financial Officer)

Date: May 28, 2010

EXHIBIT INDEX

Exhibit No.	Description	Location
10(a)	Loan Agreement dated as of February 27, 2006 by and between NHSA JPS LLC and The First American Corporation	Attached.

10(b)	Promissory Note issued by NHSA JPS LLC to The First American Corporation in the amount of $7,500,000, dated as of February 27, 2006	Attached.

10(c)	Collateral Trust Agreement dated as of February 27, 2006 among NHSA JPS LLC, The First American Corporation and Union Bank of California, N.A., as trustee	Attached.

10(d)	Second Amendment to Loan Agreement dated as of November 3, 2006 among NHSA JPS LLC, The First American Corporation and Union Bank of California, N.A., as trustee	Attached.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(31)(b)	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

(32)(b)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.