Form 10-Q
period 2010-06-30
First American Financial Corp
filed 2010-08-09
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

On August 2, 2010, there were 104,139,103 shares of common stock outstanding.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE EXPENSES OF OPERATING THE COMPANY AS A SEPARATE PUBLICLY-HELD CORPORATION FOLLOWING THE SPIN-OFF TRANSACTION;

•	THE SALE OF DEBT SECURITIES IN THE COMPANY’S INVESTMENT PORTFOLIO AND IMPAIRMENT LOSSES RELATING THERETO;

•	INCOME TAX MATTERS UNDER THE TAX SHARING AGREEMENT BETWEEN THE COMPANY AND CORELOGIC, INC.;

•	CHANGES IN UNRECOGNIZED TAX POSITIONS AND THE EFFECT THEREOF ON THE COMPANY’S EFFECTIVE TAX RATE;

•	THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;

•	THE EFFECT OF PENDING AND RECENT ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;

•	THE EFFECT OF THE ISSUES FACING THE COMPANY’S CUSTOMERS;

•	THE IMPACT OF THE UNCERTAINTY IN THE OVERALL ECONOMY ON THE COMPANY’S LINES OF BUSINESS;

•	THE COMPANY’S COST CONTROL INITIATIVES, AGENCY RELATIONSHIPS, OFFSHORE LEVERAGE, SALES EFFORTS AND DEVELOPMENT OF NEW PRODUCTS AND SERVICE OFFERINGS;

•	THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES;

•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS; AND

•	FUTURE PAYMENT OF DIVIDENDS,

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

•

OTHER FACTORS DESCRIBED IN THE COMPANY’S INFORMATION STATEMENT ATTACHED AS EXHIBIT 99.1 TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MAY 26, 2010, AS UPDATED IN PART II, ITEM 1A OF THE COMPANY’S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010, AND AS FURTHER UPDATED HEREIN.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated and Combined Balance Sheets

(in thousands, except par value)

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$578,978	$583,028
Accounts and accrued income receivable, net	252,397	239,166
Income taxes receivable	—	27,265
Investments:
Deposits with savings and loan associations and banks	107,528	123,774
Debt securities	1,900,096	1,838,719
Equity securities	267,251	51,020
Other long-term investments	188,252	275,275
Notes receivable from CoreLogic/The First American Corporation (“TFAC”)	20,156	187,825

	2,483,283	2,476,613

Loans receivable, net	161,299	161,897
Property and equipment, net	338,483	358,571
Title plants and other indexes	487,315	488,135
Deferred income taxes	80,305	101,818
Goodwill	799,551	800,986
Other intangible assets, net	72,503	78,892
Due from CoreLogic, net	2,611	—
Other assets	229,513	213,910

	$5,486,238	$5,530,281

Liabilities and Equity
Demand deposits	$1,300,305	$1,153,574
Accounts payable and accrued liabilities	678,935	699,766
Due to TFAC, net	—	12,264
Deferred revenue	144,249	144,756
Reserve for known and incurred but not reported claims	1,158,410	1,227,757
Income taxes payable	16,500	—
Notes and contracts payable	308,224	119,313
Allocated portion of TFAC debt	—	140,000

	3,606,623	3,497,430

Commitments and contingencies
Stockholders’ equity or TFAC’s invested equity:
Preferred stock, $0.00001 par value, Authorized-500 shares; Outstanding-none
Common stock, $0.00001 par value:
Authorized -300,000 shares
Outstanding - 104,132 shares	1	—
Additional paid-in capital	2,028,859	—
Retained earnings	4,577	—
TFAC’s invested equity	—	2,167,291
Accumulated other comprehensive loss	(167,103)	(147,491)

Total stockholders’ equity or TFAC’s invested equity	1,866,334	2,019,800
Noncontrolling interests	13,281	13,051

Total equity	1,879,615	2,032,851

	$5,486,238	$5,530,281

See notes to condensed consolidated and combined financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated and Combined Statements of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Operating revenues	$944,240	$1,014,837	$1,822,126	$1,865,666
Investment and other income	22,520	33,483	50,811	69,605
Net realized investment gains	6,987	2,377	10,632	5,949
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on equity securities	(1,703)	(20,387)	(1,722)	(20,387)
Total OTTI losses on debt securities	(2,018)	(2,206)	(2,690)	(43,019)
Portion of OTTI losses on debt securities recognized in other comprehensive loss	(102)	(3,019)	(808)	35,645

	(3,823)	(25,612)	(5,220)	(27,761)

	969,924	1,025,085	1,878,349	1,913,459

Expenses
Salaries and other personnel costs	300,783	313,111	584,344	610,436
Premiums retained by agents	294,069	278,604	596,577	518,163
Other operating expenses	202,289	238,222	397,717	461,831
Provision for policy losses and other claims	83,004	96,004	153,986	179,060
Depreciation and amortization	19,685	19,985	39,505	40,795
Premium taxes	9,258	8,650	18,522	16,416
Interest	3,841	5,974	6,163	12,079

	912,929	960,550	1,796,814	1,838,780

Income before income taxes	56,995	64,535	81,535	74,679
Income taxes	22,855	31,143	33,666	33,919

Net income	34,140	33,392	47,869	40,760
Less: Net income attributable to noncontrolling interests	307	4,800	267	7,267

Net income attributable to the Company	$33,833	$28,592	$47,602	$33,493

Net income per share attributable to the Company’s stockholders (Note 9):
Basic	$0.33	$0.27	$0.46	$0.32

Diluted	$0.32	$0.27	$0.45	$0.32

Cash dividends per share	$0.06	$—	$0.06	$—

Weighted-average common shares outstanding (Note 9):
Basic	104,014	104,006	104,010	104,006

Diluted	106,128	104,006	106,124	104,006

See notes to condensed consolidated and combined financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated and Combined Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$34,140	$33,392	$47,869	$40,760

Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities	(1,168)	41,179	3,130	39,912
Unrealized gain (loss) on securities for which credit-related portion was recognized in earnings	984	3,436	2,747	(1,508)
Foreign currency translation adjustment	(9,825)	18,412	(6,133)	14,618
Pension benefit adjustment	(18,186)	3,235	(15,257)	6,306

Total other comprehensive (loss) income, net of tax	(28,195)	66,262	(15,513)	59,328

Comprehensive income	5,945	99,654	32,356	100,088
Less: Comprehensive income attributable to noncontrolling interests	187	5,115	4,366	8,955

Comprehensive income attributable to the Company	$5,758	$94,539	$27,990	$91,133

See notes to condensed consolidated and combined financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated and Combined Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$47,869	$40,760
Adjustments to reconcile net income to cash (used for) provided by operating activities:
Provision for title losses and other claims	153,986	179,060
Depreciation and amortization	39,505	40,795
Share-based compensation expense	6,830	8,240
Net realized investment gains	(10,632)	(5,949)
Net OTTI losses recognized in earnings	5,220	27,761
Equity in earnings of affiliates	(2,649)	(7,014)
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(222,788)	(228,060)
Net change in income tax accounts	42,873	(519)
(Increase) decrease in accounts and accrued income receivable	(13,073)	11,712
Decrease in accounts payable and accrued liabilities	(68,910)	(50,716)
Net change in due to / due from CoreLogic/TFAC	(14,875)	26,806
Decrease in deferred revenue	(502)	(8,608)
Dividends from equity method investments	1,450	664
Other, net	(4,355)	26,373

Cash (used for) provided by operating activities	(40,051)	61,305

Cash flows from investing activities:
Net cash effect of company acquisitions	(1,106)	(10)
Purchase of subsidiary shares from / other decreases in noncontrolling interests	(3,562)	(4,761)
Sale of subsidiary shares to / other increases in noncontrolling interests	26	—
Increase in deposits with banks	(9,460,219)	(12,252,602)
Proceeds from deposits with banks	9,472,337	12,323,197
Net decrease (increase) in loans receivable	598	(802)
Purchases of debt and equity securities	(745,275)	(278,762)
Proceeds from sales of debt and equity securities	446,135	228,199
Proceeds from maturities of debt securities	270,959	187,670
Net decrease (increase) in other long-term investments	11,722	(10,897)
Proceeds from notes receivable from CoreLogic/TFAC	3,354	5,775
Capital expenditures	(31,264)	(17,627)
Proceeds from sale of property and equipment	6,803	8,178

Cash (used for) provided by investing activities	(29,492)	187,558

Cash flows from financing activities:
Net change in demand deposits	146,731	(129,633)
Proceeds from issuance of debt	207,315	4,000
Proceeds from issuance of note payable to TFAC	29,087	—
Repayment of debt	(17,733)	(32,920)
Repayment of debt to TFAC	(169,572)	—
Payments related to shares issued in connection with restricted stock unit, option and benefit plans	(477)	—
Distributions to noncontrolling interests	(845)	(6,120)
Excess tax benefits from share-based compensation	987	68
Dividends paid to TFAC	—	(12,000)
Cash distribution to TFAC upon separation	(130,000)	—

Cash provided by (used for) financing activities	65,493	(176,605)

Net (decrease) increase in cash and cash equivalents	(4,050)	72,258
Cash and cash equivalents—Beginning of period	583,028	723,651

Cash and cash equivalents—End of period	$578,978	$795,909

Supplemental information:
Cash paid (received) during the period for:
Interest	$8,223	$8,929
Premium taxes	$23,658	$18,796
Income taxes	$(15,547)	$5,021
Noncash investing and financing activities:
Net noncash capital contributions from TFAC	$2,097	$10,154
Net noncash distribution to TFAC upon separation	$(45,568)	$—

See notes to condensed consolidated and combined financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	TFAC’s invested equity	Accumulated other comprehensive loss	Noncontrolling interests	Total
Balance at December 31, 2009	—	$—	$—	$—	$2,167,291	$(147,491)	$13,051	$2,032,851
Net income earned prior to June 1, 2010 separation	—	—	—	—	36,777	—	147	36,924
Net contributions from TFAC	—	—	—	—	2,097	—	—	2,097
Distribution to TFAC upon separation	—	—	—	—	(175,568)	(22,051)	—	(197,619)
Capitalization as a result of separation from TFAC	—	—	2,028,530	—	(2,028,530)	—	—	—
Issuance of common stock at separation	104,006	1	(1)	—	—	—	—	—
Net income earned post-separation in June 2010	—	—	—	10,825	—	—	120	10,945
Dividends on common shares	—	—	—	(6,248)	—	—	—	(6,248)
Shares issued in connection with restricted stock unit, option and benefit plans	126	—	(523)	—	—	—	—	(523)
Share-based compensation expense	—	—	853	—	—	—	—	853
Purchase of subsidiary shares from /other decreases in noncontrolling interests	—	—	—	—	(2,067)	—	(3,317)	(5,384)
Sale of subsidiary shares to /other increases in noncontrolling interests	—	—	—	—	—	—	26	26
Distributions to noncontrolling interests	—	—	—	—	—	—	(845)	(845)
Other comprehensive income (Note 13)	—	—	—	—	—	2,439	4,099	6,538

Balance at June 30, 2010	104,132	$1	$2,028,859	$4,577	$—	$(167,103)	$13,281	$1,879,615

See notes to condensed consolidated and combined financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements

(Unaudited)

Note 1 – Basis of Condensed Consolidated and Combined Financial Statements

Spin off

First American Financial Corporation (the “Company”) became a publicly traded company following its spin-off from its prior parent, The First American Corporation (“TFAC”) on June 1, 2010 (the “Separation”). On that date, TFAC distributed all of the Company’s outstanding shares to the record date shareholders of TFAC on a one-for-one basis (the “Distribution”). After the Distribution, the Company owns TFAC's financial services businesses and TFAC, which reincorporated and assumed the name CoreLogic, Inc. (“CoreLogic”), continues to own its information solutions businesses. The Company’s common stock trades on the New York Stock Exchange under the “FAF” ticker symbol and CoreLogic’s common stock trades on the New York Stock Exchange under the ticker symbol “CLGX.”

To effect the Separation, TFAC and the Company entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement") that governs the rights and obligations of the Company and CoreLogic regarding the Distribution. It also governs the relationship between the Company and CoreLogic subsequent to the completion of the Separation and provides for the allocation between the Company and CoreLogic of TFAC’s assets and liabilities. The Separation and Distribution Agreement identifies assets, liabilities and contracts that were allocated between CoreLogic and the Company as part of the Separation and describes the transfers, assumptions and assignments of these assets, liabilities and contracts. In particular, the Separation and Distribution Agreement provides that, subject to the terms and conditions contained therein:

•

All of the assets and liabilities primarily related to the Company's business—primarily the business and operations of TFAC's title insurance and services segment and specialty insurance segment—have been retained by or transferred to the Company;

•

All of the assets and liabilities primarily related to CoreLogic's business—primarily the business and operations of TFAC's data and analytic solutions, information and outsourcing solutions and risk mitigation and business solutions segments—have been retained by or transferred to CoreLogic;

•

On the record date for the Distribution, TFAC issued to the Company and its principal title insurance subsidiary, First American Title Insurance Company ("FATICO") a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic's common stock immediately following the Separation. See Note 17 Transactions with CoreLogic/TFAC to the condensed consolidated and combined financial statements for further discussion of the CoreLogic stock;

•

The Company effectively assumed $200.0 million of the outstanding liability for indebtedness under TFAC's senior secured credit facility through the Company’s borrowing and transferring to CoreLogic of $200.0 million under the Company’s credit facility in connection with the Separation. See Note 7 Notes and Contracts Payable to the condensed consolidated and combined financial statements for further discussion of the Company’s credit facility.

The Separation resulted in a net distribution from the Company to TFAC of $175.6 million. In connection with such distribution, the Company assumed $22.1 million of accumulated other comprehensive loss, net of tax, which was primarily related to the Company’s assumption of the unfunded portion of the defined benefit pension obligation. See Note 10 Employee Benefit Plans to the condensed consolidated and combined financial statements for additional discussion of the defined benefit pension plan.

Basis of Presentation

The Company’s historical financial statements prior to June 1, 2010 include assets, liabilities, revenues and expenses directly attributable to the Company’s operations. The Company’s historical financial statements prior to June 1, 2010 reflect allocations of certain corporate expenses from TFAC. These expenses have been allocated to the Company on a basis that it considers to reflect fairly or reasonably the utilization of the services provided to or the benefit obtained by the Company’s businesses. The Company’s historical financial statements prior to June 1, 2010 do not reflect the debt or interest expense it might have incurred if it had been a stand-alone entity. In addition, the Company expects to incur other expenses, not reflected in its historical financial statements prior to June 1, 2010, as a result of being a separate publicly traded company. As a result, the Company’s historical financial statements prior to June 1, 2010 do not necessarily reflect what its financial position or results of operations would have been if it had been operated as a stand-alone public entity during the periods covered prior to June 1, 2010, and may not be indicative of the Company’s future results of operations and financial position.

The condensed consolidated and combined financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Securities

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

and Exchange Commission (“SEC”) Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s combined annual financial statements as of December 31, 2009 and 2008, and for each of the three years ended December 31, 2009 included in the information statement filed as Exhibit 99.1 to the Company’s current report on Form 8-K dated May 26, 2010. The condensed consolidated and combined financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated and combined results for the interim periods.

Principles of Consolidation

The consolidated financial statements reflect the consolidated operations of the Company as a separate, stand-alone publicly traded company subsequent to June 1, 2010. The consolidated financial statements include the accounts of First American Financial Corporation and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method. Investments in which the Company does not exercise significant influence over the investee are accounted for under the cost method.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidelines relating to transfers of financial assets which amended existing guidance by removing the concept of a qualifying special purpose entity and establishing a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard had no impact on the Company’s condensed consolidated and combined financial statements.

In June 2009, the FASB issued guidance amending existing guidance surrounding the consolidation of variable interest entities (“VIE”) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance also requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard had no impact on the Company’s condensed consolidated and combined financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. This updated guidance became effective for interim or annual financial reporting periods beginning after December 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on the Company’s condensed consolidated and combined financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

In February 2010, the FASB issued updated guidance which amended the subsequent events disclosure requirements to eliminate the requirement for SEC filers to disclose the date through which they have evaluated subsequent events, clarify the period through which conduit bond obligors must evaluate subsequent events and refine the scope of the disclosure requirements for reissued financial statements. The updated guidance was effective upon issuance. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s condensed consolidated and combined financial statements.

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $3.08 billion and $2.46 billion at June 30, 2010 and December 31, 2009, respectively, of which $1.0 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated and combined balance sheets, in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in demand deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $2.92 billion and $2.93 billion at June 30, 2010 and December 31, 2009, respectively, and were held at First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated and combined balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits, including investment programs, borrowing agreements, and vendor services arrangements with various financial institutions. The effects of these programs are included in the condensed consolidated and combined financial statements as income or a reduction in expense, as appropriate, based on the nature of the arrangement and benefit earned.

Like-kind exchange funds held by the Company totaled $283.5 million and $385.0 million at June 30, 2010 and December 31, 2009, respectively, of which $207.7 million and $186.1 million at June 30, 2010 and December 31, 2009, respectively, were held at the Company’s subsidiary, First Security Business Bank (“FSBB”). The like-kind exchange deposits held at FSBB are included in the accompanying condensed consolidated and combined balance sheets in cash and cash equivalents with offsetting liabilities included in demand deposits. The remaining exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company under generally accepted accounting principles and, therefore, are not included in the accompanying condensed consolidated and combined balance sheets. All such amounts are placed in bank deposits with FDIC insured institutions. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

Note 3 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value	Other-than- temporary impairments in AOCI
		gains	losses
June 30, 2010
U.S. Treasury bonds	$84,115	$2,953	$(1)	$87,067	$—
Municipal bonds	194,618	4,198	(71)	198,745	—
Foreign bonds	149,283	1,740	(89)	150,934	—
Governmental agency bonds	352,616	3,643	(10)	356,249	—
Governmental agency mortgage-backed securities	894,923	12,127	(1,793)	905,257	—
Non-agency mortgage-backed and asset-backed securities (1)	75,903	1,869	(27,374)	50,398	25,405
Corporate debt securities	146,970	4,877	(401)	151,446	—

	$1,898,428	$31,407	$(29,739)	$1,900,096	$25,405

December 31, 2009
U.S. Treasury bonds	$72,316	$1,834	$(297)	$73,853	$—
Municipal bonds	132,965	2,484	(493)	134,956	—
Foreign bonds	150,105	1,886	(83)	151,908	—
Governmental agency bonds	326,787	1,816	(1,829)	326,774	—
Governmental agency mortgage-backed securities	997,293	13,929	(6,080)	1,005,142	—
Non-agency mortgage-backed and asset-backed securities (1)	94,454	1,546	(36,799)	59,201	26,213
Corporate debt securities	86,911	1,204	(1,230)	86,885	—

	$1,860,831	$24,699	$(46,811)	$1,838,719	$26,213

(1)	At June 30, 2010, the $75.9 million amortized cost is net of $3.5 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the six months ended June 30, 2010. At December 31, 2009, the $94.5 million amortized cost is net of $18.8 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2009. At June 30, 2010, the $27.4 million gross unrealized losses include $13.5 million of unrealized losses for securities determined to be other-than-temporarily impaired and $13.9 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. At December 31, 2009, the $36.8 million gross unrealized losses include $17.2 million of unrealized losses for securities determined to be other-than-temporarily impaired and $19.6 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. The $25.4 million and $26.2 million other-than-temporary impairments in accumulated other comprehensive income (“AOCI”) as of June 30, 2010 and December 31, 2009, respectively, represent the amount of other-than-temporary impairment losses recognized in AOCI which, from January 1, 2009, were not included in earnings due to the fact that the losses were not considered to be credit related. Other-than-temporary impairments were recognized in AOCI for non-agency mortgage-backed and asset-backed securities only.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Cost	Gross unrealized		Estimated fair value
		gains	losses
June 30, 2010
Preferred stocks	$20,573	$780	$(233)	$21,120
Common stocks (1)	258,883	1,477	(14,229)	246,131

	$279,456	$2,257	$(14,462)	$267,251

December 31, 2009
Preferred stocks	$31,808	$1,523	$(2,140)	$31,191
Common stocks	16,333	3,497	(1)	19,829

	$48,141	$5,020	$(2,141)	$51,020

(1)	CoreLogic common stock with a cost basis of $242.6 million and an estimated fair value of $228.4 million is included in common stocks at June 30, 2010. See Note 17 Transactions with CoreLogic / TFAC to the condensed consolidated and combined financial statements for additional discussion of the CoreLogic common stock.

The Company had the following net unrealized gains (losses) as of June 30, 2010 and December 31, 2009:

(in thousands)	As of June 30, 2010	As of December 31, 2009
Debt securities for which an OTTI has been recognized	$(11,656)	$(15,690)
Debt securities—all other	13,324	(6,422)
Equity securities	(12,205)	2,879

	$(10,537)	$(19,233)

Sales of debt and equity securities resulted in realized gains of $4.5 million and $5.3 million and realized losses of $0.7 million and $1.1 million for the three months ended June 30, 2010 and 2009, respectively. Sales of debt and equity securities resulted in realized gains of $8.1 million and $7.2 million and realized losses of $0.9 million and $2.2 million for the six months ended June 30, 2010 and 2009, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

The Company had the following gross unrealized losses as of June 30, 2010 and December 31, 2009:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2010
Debt securities
U.S. Treasury bonds	$6,701	$(1)	$—	$—	$6,701	$(1)
Municipal bonds	18,618	(49)	602	(22)	19,220	(71)
Foreign bonds	40,251	(75)	3,638	(14)	43,889	(89)
Governmental agency bonds	10,843	(2)	4,142	(8)	14,985	(10)
Governmental agency mortgage-backed securities	158,863	(1,058)	121,081	(735)	279,944	(1,793)
Non-agency mortgage-backed and asset-backed securities	373	(17)	47,203	(27,357)	47,576	(27,374)
Corporate debt securities	9,731	(385)	659	(16)	10,390	(401)

Total debt securities	245,380	(1,587)	177,325	(28,152)	422,705	(29,739)
Equity securities	232,263	(14,255)	1,412	(207)	233,675	(14,462)

Total	$477,643	$(15,842)	$178,737	$(28,359)	$656,380	$(44,201)

December 31, 2009
Debt securities
U.S. Treasury bonds	$44,382	$(297)	$—	$—	$44,382	$(297)
Municipal bonds	42,428	(448)	25,067	(45)	67,495	(493)
Foreign bonds	28,541	(82)	1,091	(1)	29,632	(83)
Governmental agency bonds	185,351	(1,817)	4,138	(12)	189,489	(1,829)
Governmental agency mortgage-backed securities	267,692	(3,048)	319,375	(3,032)	587,067	(6,080)
Non-agency mortgage-backed and asset-backed securities	1,767	(176)	54,733	(36,623)	56,500	(36,799)
Corporate debt securities	49,970	(443)	23,500	(787)	73,470	(1,230)

Total debt securities	620,131	(6,311)	427,904	(40,500)	1,048,035	(46,811)
Equity securities	1,362	(1,341)	7,776	(800)	9,138	(2,141)

Total	$621,493	$(7,652)	$435,680	$(41,300)	$1,057,173	$(48,952)

Substantially all securities in the Company’s non-agency mortgage-backed and asset-backed portfolio are senior tranches and were investment grade at the time of purchase, however many have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed and asset-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on Standard & Poor’s Ratings Group (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected. All amounts and ratings are as of June 30, 2010.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	A-Ratings or Higher	BBB+ to BBB- Ratings	Non-Investment Grade
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$7,189	$2,324	0.0%	0.0%	100.0%
2006	7	37,597	25,352	0.0%	0.0%	100.0%
2005	6	10,179	7,538	0.0%	58.7%	41.3%
2003	1	390	373	100.0%	0.0%	0.0%
Alt-A single family residential:
2007	2	20,548	14,811	0.0%	0.0%	100.0%

	17	$75,903	$50,398	0.5%	7.9%	91.6%

As of June 30, 2010, seven non-agency mortgage-backed securities with an amortized cost of $44.9 million and an estimated fair value of $29.9 million were on negative credit watch by either S&P or Moody’s.

The amortized cost and estimated fair value of debt securities at June 30, 2010, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$6,577	$73,754	$3,650	$134	$84,115
Estimated fair value	$6,729	$75,923	$4,240	$175	$87,067
Municipal bonds
Amortized cost	$4,038	$35,420	$90,948	$64,212	$194,618
Estimated fair value	$4,112	$36,632	$92,743	$65,258	$198,745
Foreign bonds
Amortized cost	$56,928	$87,280	$5,075	$—	$149,283
Estimated fair value	$57,105	$88,732	$5,097	$—	$150,934
Governmental agency bonds
Amortized cost	$9,833	$185,190	$137,517	$20,076	$352,616
Estimated fair value	$10,056	$187,295	$138,625	$20,273	$356,249
Corporate debt securities
Amortized cost	$7,402	$72,822	$56,629	$10,117	$146,970
Estimated fair value	$7,473	$74,538	$59,178	$10,257	$151,446

Total debt securities excluding mortgage-backed and asset-backed securities
Amortized cost	$84,778	$454,466	$293,819	$94,539	$927,602
Estimated fair value	$85,475	$463,120	$299,883	$95,963	$944,441

Total mortgage-backed and asset-backed securities
Amortized cost					$970,826
Estimated fair value					$955,655
Total debt securities
Amortized cost					$1,898,428
Estimated fair value					$1,900,096

Other-than-temporary impairment—debt securities

Dislocations in the capital and credit markets continue to result in volatility and disruption in the financial markets. These and other factors including the decline in liquidity of credit markets, failures of significant financial institutions, declines in real

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

estate values, uncertainty regarding the timing and effectiveness of governmental solutions, and a general slowdown in economic activity have contributed to decreases in the fair value of the Company’s investment portfolio as of June 30, 2010. As of June 30, 2010, gross unrealized losses on non-agency mortgage-backed and asset-backed securities for which an other-than-temporary impairment has not been recognized were $13.9 million (which represents eight securities), of which $13.9 million related to seven securities that have been in an unrealized loss position for longer than 12 months. The Company determines if a non-agency mortgage-backed and asset-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed and asset-backed securities in its portfolio that are in an unrealized loss position. The methodology and key assumptions used in estimating the present value of cash flows expected to be collected are described below. For the securities that were determined not to be other-than-temporarily impaired at June 30, 2010, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of June 30, 2010, the Company does not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

Expected future cash flows for debt securities are based on qualitative and quantitative factors specific to each security, including the probability of default and the estimated timing and amount of recovery. The detailed inputs used to project expected future cash flows may be different depending on the nature of the individual debt security. Specifically, the cash flows expected to be collected for each non-agency mortgage-backed and asset-backed security are estimated by analyzing loan-level detail to estimate future cash flows from the underlying assets, which are then applied to the security based on the underlying contractual provisions of the securitization trust that issued the security (e.g. subordination levels, remaining payment terms, etc.). The Company uses third-party software to determine how the underlying collateral cash flows will be distributed to each security issued from the securitization trust. The primary assumptions used in estimating future collateral cash flows are prepayment speeds, default rates and loss severity. In developing these assumptions, the Company considers the financial condition of the borrower, loan to value ratio, loan type and geographical location of the underlying property. The Company utilizes publicly available information related to specific assets, generally available market data such as forward interest rate curves and CoreLogic’s securities, loans and property data and market analytics tools.

The table below summarizes the primary assumptions used at June 30, 2010 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	7.4%	4.2% – 15.1%
Default rates	5.7%	0.2% – 19.4%
Loss severity	32.8%	0.1% – 54.6%

As a result of the Company’s security-level review, it recognized $2.1 million and $3.5 million of other-than-temporary impairments in earnings for the three and six months ended June 30, 2010, respectively. Total new other-than-temporary impairments for the three and six months ended June 30, 2010 were $2.0 million and $2.7 million, respectively. These amounts are less than the amounts recognized in earnings because $0.9 million and $1.3 million for three and six months ended June 30, 2010, respectively, recognized presently in earnings had already been recognized as other-than-temporary impairments in other comprehensive income in prior periods. The migration from other comprehensive income to earnings occurred due to additional forecasted credit losses based on the analysis described above. No new material other-than-temporary impairments were recognized in other comprehensive income for the three and six months ended June 30, 2010. The amounts remaining in other comprehensive income should not be recorded in earnings, because the losses were not considered to be credit related based on the Company’s other-than-temporary impairment analysis as discussed above.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

It is possible that the Company could recognize additional other-than-temporary impairment losses on some securities it owns at June 30, 2010 if future events or information cause it to determine that a decline in value is other-than-temporary.

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the three months ended June 30, 2010 and 2009.

	For the Three Months Ended June 30,
(in thousands)	2010	2009
Credit loss on debt securities held as of March 31	$20,185	$2,149
Addition for credit loss for which an other-than-temporary impairment was previously recognized	2,113	4,855
Addition for credit loss for which an other-than-temporary impairment was not previously recognized	7	370

Credit loss on debt securities held as of June 30	$22,305	$7,374

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the six months ended June 30, 2010 and 2009.

	For the Six Months Ended June 30,
(in thousands)	2010	2009
Credit loss on debt securities held as of January 1	$18,807	$—
Addition for credit loss for which an other-than-temporary impairment was previously recognized	3,468	—
Addition for credit loss for which an other-than-temporary impairment was not previously recognized	30	7,374

Credit loss on debt securities held as of June 30	$22,305	$7,374

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

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as what evidence, if any, exists to support that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. For the second quarter of 2010, an other-than-temporary impairment charge of $1.7 million, relating to the Company’s preferred equity securities was recorded as a component of net other-than-temporary impairment losses recognized in earnings. For the second quarter of 2009, the Company concluded that such evidence was not available on 41 common equity securities and 14 preferred equity securities. Accordingly, an other-than-temporary impairment charge of $15.6 million and $1.9 million, relating to its common and preferred equity securities, respectively, was recorded as a component of net other-than-temporary impairment losses recognized in earnings.

In addition, in July 2009, the Company elected to convert its preferred stock in Citigroup Inc. into common stock of that entity under the terms of Citigroup’s publicly announced exchange offer. Based on the terms of the exchange offer and the level at which Citigroup’s common stock was trading, the Company concluded that the investment was other-than-temporarily impaired by $2.9 million. The Company concluded that this was a recognized subsequent event and recorded the impairment loss at June 30, 2009.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

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

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The Level 2 category includes U.S. Treasury bonds, municipal bonds, foreign bonds, governmental agency bonds, governmental agency mortgage-backed securities and corporate debt securities, many of which are actively traded and have market prices that are readily verifiable.

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

Typical inputs and assumptions to pricing models used to value the Company’s U.S. Treasury bonds, municipal bonds, foreign bonds, governmental agency bonds, governmental agency mortgage-backed securities and corporate debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed and asset-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes and prepayment speeds. The fair value of non-agency mortgage-backed and asset-backed securities was obtained from the independent pricing service referenced above and subject to the Company’s validation procedures discussed above. However, due to the fact that these securities were not actively traded, there was less observable inputs available requiring the pricing service to use more judgment in determining the fair value of the securities, therefore the Company classified non-agency mortgage-backed and asset-backed securities as Level 3.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

Equity Securities

The fair value of equity securities, including preferred and common stocks, was based on quoted market prices for identical assets that are readily and regularly available in an active market.

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value as of June 30, 2010	Level 1	Level 2	Level 3
Debt securities
U.S. Treasury bonds	$87,067	$—	$87,067	$—
Municipal bonds	198,745	—	198,745	—
Foreign bonds	150,934	—	150,934	—
Governmental agency bonds	356,249	—	356,249	—
Governmental agency mortgage-backed securities	905,257	—	905,257	—
Non-agency mortgage-backed and asset-backed securities	50,398	—	—	50,398
Corporate debt securities	151,446	—	151,446	—

	1,900,096	—	1,849,698	50,398

Equity securities
Preferred stocks	21,120	21,120	—	—
Common stocks	246,131	246,131	—	—

	267,251	267,251	—	—

	$2,167,347	$267,251	$1,849,698	$50,398

(in thousands)	Estimated fair value as of December 31, 2009	Level 1	Level 2	Level 3
Debt securities
U.S. Treasury bonds	$73,853	$—	$73,853	$—
Municipal bonds	134,956	—	134,956	—
Foreign bonds	151,908	—	151,908	—
Governmental agency bonds	326,774	—	326,774	—
Governmental agency mortgage-backed securities	1,005,142	—	1,005,142	—
Non-agency mortgage-backed and asset-backed securities	59,201	—	—	59,201
Corporate debt securities	86,885	—	86,885	—

	1,838,719	—	1,779,518	59,201

Equity securities
Preferred stocks	31,191	31,191	—	—
Common stocks	19,829	19,829	—	—

	51,020	51,020	—	—

	$1,889,739	$51,020	$1,779,518	$59,201

The Company did not have any transfers in and out of Level 1 and Level 2 measurements during the three and six months ended June 30, 2010. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the three months ended June 30, 2010. The Company did not have any available-for-sale investments classified as Level 3 at June 30, 2009 or during the three months ended June 30, 2009.

(in thousands)	Non-agency mortgage-backed and asset-backed securities
Fair value as of March 31, 2010	$57,423
Total gains/(losses) (realized and unrealized):
Included in earnings:
Net other-than-temporary impairment losses recognized in earnings	(2,120)
Included in other comprehensive loss	5,879
Settlements and sales	(10,784)
Transfers into Level 3	—
Transfers out of Level 3	—

Fair value as of June 30, 2010	$50,398

Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$(2,120)

The Company did not purchase any non-agency mortgage-backed and asset-backed securities during the three months ended June 30, 2010. Also, the Company did not have a material amount of gain on sales of non-agency mortgage-backed and asset-backed securities for the three months ended June 30, 2010.

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the six months ended June 30, 2010. The Company did not have any available-for-sale investments classified as Level 3 at June 30, 2009 or during the six months ended June 30, 2009.

(in thousands)	Non-agency mortgage-backed and asset-backed securities
Fair value as of December 31, 2009	$59,201
Total gains/(losses) (realized and unrealized):
Included in earnings:
Net other-than-temporary impairment losses recognized in earnings	(3,498)
Included in other comprehensive loss	9,748
Settlements and sales	(15,053)
Transfers into Level 3	—
Transfers out of Level 3	—

Fair value as of June 30, 2010	$50,398

Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$(3,498)

The Company did not purchase any non-agency mortgage-backed and asset-backed securities during the six months ended June 30, 2010. Also, the Company did not have a material amount of gain on sales of non-agency mortgage-backed and asset-backed securities for the six months ended June 30, 2010.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

Note 4 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill by operating segment, for the six months ended June 30, 2010, is as follows:

(in thousands)	Title Insurance	Specialty Insurance	Total
Balance as of December 31, 2009	$754,929	$46,057	$800,986
Other/ post acquisition adjustments	(1,435)	—	(1,435)

Balance as of June 30, 2010	$753,494	$46,057	$799,551

The Company’s four reporting units for purposes of testing impairment are title insurance, home warranty, property and casualty insurance and trust and other services. There is no accumulated impairment for goodwill as the Company has never recognized any impairment for its reporting units.

In accordance with accounting guidance and consistent with prior years, the Company’s policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. An impairment analysis has not been performed during the six months ended June 30, 2010 as no triggering events requiring such an analysis occurred.

Note 5 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	June 30, 2010	December 31, 2009
Finite-lived intangible assets:
Customer lists	$70,269	$67,598
Covenants not to compete	41,563	42,459
Trademarks	10,476	10,525

	122,308	120,582
Accumulated amortization	(69,518)	(61,385)

	52,790	59,197
Indefinite-lived intangible assets:
Licenses	19,713	19,695

	$72,503	$78,892

Amortization expense for finite-lived intangible assets was $3.5 million and $7.2 million for the three and six months ended June 30, 2010, and $3.6 million and $6.9 million for the three and six months ended June 30, 2009, respectively.

Estimated amortization expense for finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
Remainder of 2010	$6,757
2011	$11,988
2012	$9,864
2013	$8,908
2014	$5,088
2015	$2,567

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

Note 6 – Loss Reserves

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims (“IBNR”) and non-title claims, follows:

(in thousands, except percentages)	June 30, 2010		December 31, 2009
Known title claims	$197,264	17.0%	$206,439	16.8%
IBNR	918,966	79.4%	978,854	79.7%

Total title claims	1,116,230	96.4%	1,185,293	96.5%
Non-title claims	42,180	3.6%	42,464	3.5%

Total loss reserves	$1,158,410	100.0%	$1,227,757	100.0%

Note 7 – Notes and Contracts Payable

On April 12, 2010, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) in its capacity as administrative agent and a syndicate of lenders.

The credit agreement is comprised of a $400.0 million revolving credit facility. The revolving loan commitments terminate on the third anniversary of the date of closing, or June 1, 2013. On June 1, 2010, the Company borrowed $200.0 million under the facility and transferred such funds to CoreLogic, as previously contemplated in connection with the Separation. Proceeds may also be used for general corporate purposes. At June 30, 2010, the interest rate associated with the $200.0 million borrowed under the facility is 3.125%. See Note 17 Transactions with CoreLogic / TFAC to the condensed consolidated and combined financial statements for additional discussion of the $200.0 million transferred to CoreLogic.

The Company's obligations under the credit agreement are guaranteed by certain of the Company’s subsidiaries (the “Guarantors”). To secure the obligations of the Company and the Guarantors (collectively, the “Loan Parties”) under the credit agreement, the Loan Parties pledged all of the equity interests they own in each Data Trace and Data Tree company and a 9% equity interest in FATICO.

If at any time the rating by Moody’s or S&P of the senior, unsecured, long-term indebtedness for borrowed money of the Company that is not guaranteed by any other person or subject to any other credit enhancement is rated lower than Baa3 or BBB-, respectively, or is not rated by either such rating agency, then the loan commitments are subject to mandatory reduction from (a) 50% of the net proceeds of certain equity issuances by any Loan Party, (b) 50% of the net proceeds of certain debt incurred or issued by any Loan Party, (c) 25% of the net proceeds received by any Loan Party from the disposition of CoreLogic stock received in connection with the Separation and (d) the net proceeds received by any Loan Party from certain dispositions of assets, provided that the commitment reductions described above are only required to the extent necessary to reduce the total loan commitments to $200.0 million. The Company is only required to prepay loans to the extent that, after giving effect to any mandatory commitment reduction, the aggregate principal amount of all outstanding loans exceeds the remaining total loan commitments.

At the Company's election, borrowings under the credit agreement bear interest at (a) the Alternate Base Rate plus the Applicable Rate or (b) the Adjusted LIBO Rate plus the Applicable Rate (in each case as defined in the agreement). The Company may select interest periods of one, two, three or six months or (if agreed to by all lenders) such other number of months for Eurodollar borrowings of loans. The Applicable Rate varies depending upon the rating assigned by Moody's and/or S&P to the credit agreement, or if no such rating is in effect, the Index Debt Rating. The minimum Applicable Rate for Alternate Base Rate borrowings is 1.50% and the maximum is 2.25%. The minimum Applicable Rate for Adjusted LIBO Rate borrowings is 2.50% and the maximum is 3.25%.

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

of default the lenders may accelerate the loans and may exercise their remedies under the collateral documents. Upon the occurrence of certain insolvency and bankruptcy events of default the loans automatically accelerate.

Note 8 – Income Taxes

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 40.1% and 41.3% for the three and six months ended June 30, 2010, and 48.3% and 45.4% for the same periods of the prior year. The decreases in the effective rates in the current year periods were primarily attributable to changes in the Company’s foreign valuation allowance, changes in state tax law and changes in the ratio of permanent differences to income before income taxes.

In connection with the Separation, the Company and TFAC entered into a Tax Sharing Agreement, dated June 1, 2010 (the “Tax Sharing Agreement”), which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations. Pursuant to the Tax Sharing Agreement, CoreLogic will prepare and file the consolidated federal income tax return, and any other tax returns that include both CoreLogic and the Company for all taxable periods ending on or prior to June 1, 2010. The Company will prepare and file all tax returns that include solely the Company for all taxable periods ending after that date. As part of the Tax Sharing Agreement, the Company is contingently responsible for 50% of certain Separation-related tax liabilities. At June 30, 2010, the Company recorded a $3.7 million payable to CoreLogic related to these matters which is included in due from CoreLogic, net on the Company’s condensed consolidated balance sheet.

At June 30, 2010, the Company had a net payable to CoreLogic of $36.9 million related to tax matters prior to the Separation. This amount is included in the Company’s condensed consolidated balance sheet in income taxes payable and accounts payable and accrued liabilities. At December 31, 2009, the Company had a net receivable from TFAC of $16.4 million related to tax matters prior to the Separation. This amount is included in the Company’s condensed combined balance sheet in income taxes receivable and accounts payable and accrued liabilities.

As of June 30, 2010, the liability for income taxes associated with uncertain tax positions was $10.8 million. This liability can be reduced by $1.5 million of offsetting tax benefits associated with state income taxes and timing adjustments. The net amount of $9.3 million, if recognized, would favorably affect the Company’s effective tax rate. At December 31, 2009, the liability for income taxes associated with uncertain tax positions was $10.4 million.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of June 30, 2010 and December 31, 2009, the Company had accrued $2.2 million and $2.0 million, respectively, of interest and penalties (net of tax benefit) related to uncertain tax positions.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions will significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits or the expiration of federal and state statute of limitation for the assessment of taxes.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, and non-U.S. income tax examinations by taxing authorities for years prior to 2005.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

Note 9 – Earnings Per Share

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Numerator for basic and diluted net income per share attributable to the Company’s stockholders:
Net income attributable to the Company	$33,833	$28,592	$47,602	$33,493

Denominator for basic net income per share attributable to the Company’s stockholders:
Weighted-average common shares outstanding	104,014	104,006	104,010	104,006
Effect of dilutive securities:
Employee stock options and restricted stock units	2,114	—	2,114	—

Denominator for diluted net income per share attributable to the Company’s stockholders	106,128	104,006	106,124	104,006

Net income per share attributable to the Company’s stockholders:
Basic	$0.33	$0.27	$0.46	$0.32

Diluted	$0.32	$0.27	$0.45	$0.32

For the three and six months ended June 30, 2010, basic earnings per share was computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period prior to the Separation, plus the weighted average number of such shares outstanding following the Separation through June 30, 2010.

For the three and six months ended June 30, 2010, diluted earnings per share was computed using (i) the number of shares of common stock outstanding immediately following the Separation, (ii) the weighted average number of such shares outstanding following the Separation through June 30, 2010, and (iii) if dilutive, the incremental common stock that the Company would issue upon the assumed exercise of stock options and the vesting of restricted stock units (“RSUs”) using the treasury stock method.

For the three and six months ended June 30, 2009, basic and diluted earnings per share were computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period.

For the three and six months ended June 30, 2010, 1.7 million stock options and RSUs were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 10 – Employee Benefit Plans

In connection with the Separation, the following occurred with respect to employee benefit plans that cover substantially all of the Company’s employees:

•

The Company adopted TFAC’s 401(k) Savings Plan, which is now the First American Financial Corporation 401(k) Savings Plan. The account balances of employees of CoreLogic who had previously participated in TFAC’s 401(k) Savings Plan were transferred to the CoreLogic, Inc. 401(k) Savings Plan.

•

The Company established the First American Financial Corporation 2010 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

•

The Company assumed TFAC’s defined benefit pension plan, which was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company assumed the entire benefit obligation and all the plan assets associated with the defined benefit pension plan, including the portion attributable to participants who were employees of the businesses retained by CoreLogic in connection with the Separation, and CoreLogic issued a $19.9 million note payable to the Company which approximates the unfunded portion of the benefit obligation attributable to those participants. See Note 17 Transactions with CoreLogic/TFAC to the condensed consolidated and combined financial statements for further discussion of this note receivable from CoreLogic.

•

The Company adopted TFAC’s supplemental benefit plans. The Company assumed the portion of the benefit obligation associated with its employees and former employees of its businesses and CoreLogic assumed the portion of the benefit obligation associated with its employees and former employees of its businesses. The benefit obligation associated with certain participants was divided evenly between the Company and CoreLogic.

•

The Company adopted TFAC’s deferred compensation plan. The Company assumed the portion of the deferred compensation liability associated with its employees and former employees of its businesses and CoreLogic assumed the portion of the deferred compensation liability associated with its employees and former employees of its businesses. Plan assets were divided in the same proportion as liabilities.

No material changes were made to the terms and conditions of the employee benefit plans assumed by the Company in connection with the Separation.

Prior to the Separation, the Company’s employees participated in TFAC’s benefit plans, including a 401(k) savings plan, an employee stock purchase plan, a defined benefit pension plan, supplemental benefit plans and a deferred compensation plan. The Company recorded the expense associated with its employees that participated in TFAC’s benefit plans.

Net periodic cost related to (i) the Company’s employees’ participation in TFAC’s defined benefit pension and supplemental benefit plans prior to the Separation and (ii) the Company’s defined benefit pension and supplemental benefit plans following the Separation includes the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Expense:
Service Cost	$983	$1,119	$1,979	$2,238
Interest Cost	7,680	7,231	14,759	14,461
Expected return on plan assets	(2,979)	(4,242)	(5,822)	(8,485)
Amortization of prior service credit	(261)	(263)	(523)	(525)
Amortization of net loss	5,406	4,146	10,409	8,293

	$10,829	$7,991	$20,802	$15,982

The Company contributed $11.3 million to the defined benefit pension and supplemental benefit plans in the six months ended June 30, 2010, and expects to contribute an additional $17.5 million during the remainder of 2010. These contributions include both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

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

Due from CoreLogic, net

The carrying amount for due from CoreLogic, net is a reasonable estimate of fair value due to the short-term maturity of this asset.

Investments

The carrying amount of deposits with savings and loan associations and banks is a reasonable estimate of fair value due to their short-term nature.

The methodology for determining the fair value of debt and equity securities is discussed in Note 3 Debt and Equity Securities to the condensed consolidated and combined financial statements.

As other long-term investments, which consist primarily of investments in affiliates, are not publicly traded, reasonable estimate of the fair values could not be made without incurring excessive costs.

The fair value of the notes receivable from CoreLogic/TFAC is estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to third party borrowers of similar credit quality.

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

Due to TFAC, net

The carrying amount for due to TFAC, net is a reasonable estimate of fair value due to the short-term maturity of this liability.

Notes and contracts payable and allocated portion of TFAC debt

The fair values of notes and contracts payable and allocated portion of TFAC debt were estimated based on the current rates offered to the Company for debt of the same remaining maturities.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009 are presented in the following table.

	June 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$578,978	$578,978	$583,028	$583,028
Accounts and accrued income receivable, net	$252,397	$252,397	$239,166	$239,166
Loans receivable, net	$161,299	$168,011	$161,897	$165,130
Due from CoreLogic, net	$2,611	$2,611	$—	$—
Investments:
Deposits with savings and loan associations and banks	$107,528	$107,528	$123,774	$123,774
Debt securities	$1,900,096	$1,900,096	$1,838,719	$1,838,719
Equity securities	$267,251	$267,251	$51,020	$51,020
Other long-term investments	$188,252	$188,252	$275,275	$275,275
Notes receivable from CoreLogic/TFAC	$20,156	$19,885	$187,825	$189,830
Financial Liabilities:
Demand deposits	$1,300,305	$1,300,835	$1,153,574	$1,154,210
Accounts payable and accrued liabilities	$678,935	$678,935	$699,766	$699,766
Due to TFAC, net	$—	$—	$12,264	$12,264
Notes and contracts payable	$308,224	$307,642	$119,313	$119,804
Allocated portion of TFAC debt	$—	$—	$140,000	$124,206

Note 12 – Share-Based Compensation

Prior to the Separation, the Company participated in TFAC’s share-based compensation plans and the Company’s employees were issued TFAC equity awards. The equity awards consisted of RSUs and stock options. At the date of the Separation, TFAC’s outstanding equity awards for employees of the Company and former employees of its businesses were converted into equity awards of the Company with adjustments to the number of shares underlying each such award and, with respect to options, adjustments to the per share exercise price of each such award, to maintain the pre-separation value of such awards. No material changes were made to the vesting terms or other terms and conditions of the awards. As the post-separation value of the equity awards was equal to the pre-separation value and no material changes were made to the terms and conditions applicable to the awards, no incremental expense was recognized by the Company related to the conversion.

In connection with the Separation, the Company established the First American Financial Corporation 2010 Incentive Compensation Plan (the “Incentive Compensation Plan”). The Incentive Compensation Plan was adopted by the Company’s board of directors and approved by TFAC, as the Company’s sole stockholder, on May 28, 2010. Eligible participants in the Incentive Compensation Plan include the Company’s directors and officers, as well as other employees. The Incentive Compensation Plan permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares and other stock-based awards. Under the terms of the Incentive Compensation Plan, 16.0 million shares of common stock can be awarded from either authorized and unissued shares or previously issued shares acquired by the Company, subject to certain annual limits on the amounts that can be awarded based on the type of award granted. The Incentive Compensation Plan terminates 10 years from the effective date unless cancelled prior to that date by the Company’s board of directors.

On June 1, 2010, certain executive officers were granted performance based RSUs. Up to one third of the performance based RSUs will vest on each of the third, fourth and fifth anniversaries of the date of the grant if the employee remains employed by the Company and the Company, as of the prospective vesting date, has met the specified compounded annual total stockholder return criteria. Due to the existence of the market requirement, the Company calculated the fair value of the performance based RSUs on the grant date using a Monte-Carlo Simulation to simulate a range of possible future stock prices for the Company. The performance based RSUs have a service and market requirement and are therefore expensed using the

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

graded-vesting method to record share-based compensation expense. The performance based RSUs receive dividend equivalents in the form of performance based RSUs having the same vesting requirements as the performance based RSUs initially granted.

The following table presents the share-based compensation expense associated with (i) the Company’s employees that participated in TFAC’s share-based compensation plans prior to the Separation and (ii) the Company’s share-based compensation plans following the Separation:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2010	2009	2010	2009
Stock options	$83	$144	$135	$286
Restricted stock units	2,724	2,181	6,384	7,678
Employee stock purchase plan	117	129	311	276

	$2,924	$2,454	$6,830	$8,240

The following table summarizes RSU activity related to the Company’s employees participating in TFAC’s equity award plans prior to the Separation and activity under the Company’s equity award plans subsequent to the Separation through June 30, 2010:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Activity under TFAC plan:
RSUs unvested at December 31, 2009	1,145	$30.40
Granted during 2010	260	$33.93
Vested during 2010	(480)	$31.43
Forfeited during 2010	(3)	$28.02

RSUs unvested at May 31, 2010	922	$30.86
Transfer of corporate employees at June 1, 2010	113	$30.19

RSUs unvested at June 1, 2010	1,035	$30.78

Activity under Company plan:
Conversion of TFAC RSUs to Company RSUs at June 1, 2010 (1)	2,415	$13.24
Granted during June 2010	823	$8.01
Vested during June 2010	(170)	$12.21
Forfeited during June 2010	(6)	$12.53

RSUs unvested at June 30, 2010	3,062	$11.89

(1)	At the date of the Separation, TFAC’s outstanding RSUs for employees of the Company and former employees of its businesses were converted into Company RSUs using a conversion ratio based on the closing price of TFAC common stock on June 1, 2010 divided by the closing price of the Company’s common stock on June 1, 2010.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

The following table summarizes stock option activity related to the Company’s employees participating in TFAC’s equity award plans prior to the Separation and activity under the Company’s equity award plans subsequent to the Separation through June 30, 2010:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Activity under TFAC plan:
Balance at December 31, 2009	1,127	$30.81
Exercised during 2010	(180)	$18.08
Forfeited during 2010	(18)	$41.87

Balance at May 31, 2010	929	$33.06
Transfer of corporate employees at June 1, 2010	362	$36.57

Balance at June 1, 2010	1,291	$34.04

Activity under Company plan:
Conversion of TFAC stock options to Company stock options at June 1, 2010 (1)	3,009	$14.62
Forfeited during June 2010	(9)	$16.62

Balance at June 30, 2010	3,000	$14.61	3.9	$2,213

Vested and expected to vest at June 30, 2010	2,987	$14.59	3.9	$2,213

Exercisable at June 30, 2010	2,862	$14.35	3.8	$2,213

(1)	At the date of the Separation, TFAC’s outstanding stock options held by employees of the Company and former employees of its businesses were converted into Company stock options using a conversion ratio based on the closing price of TFAC common stock on June 1, 2010 divided by the closing price of the Company’s common stock on June 1, 2010.

Note 13 – Other Comprehensive Income (Loss)

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Components of other comprehensive income (loss) are as follows:

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

For the three months ended June 30, 2010:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at March 31, 2010	$(4,485)	$8,947	$(143,245)	$(138,783)
Pretax change	(1,820)	(9,825)	5,847	(5,798)
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	1,513	—	—	1,513
Pretax change in connection with the Separation	—	—	(36,752)	(36,752)
Tax effect	123	—	12,719	12,842

Balance at June 30, 2010	$(4,669)	$(878)	$(161,431)	$(166,978)

Allocated to the Company	$(4,784)	$(888)	$(161,431)	$(167,103)
Allocated to noncontrolling interests	115	10	—	125

Balance at June 30, 2010	$(4,669)	$(878)	$(161,431)	$(166,978)

For the six months ended June 30, 2010:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2009	$(10,546)	$5,255	$(146,174)	$(151,465)
Pretax change	5,569	(6,133)	10,600	10,036
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	4,226	—	—	4,226
Pretax change in connection with the Separation	—	—	(36,752)	(36,752)
Tax effect	(3,918)	—	10,895	6,977

Balance at June 30, 2010	$(4,669)	$(878)	$(161,431)	$(166,978)

Allocated to the Company	$(4,784)	$(888)	$(161,431)	$(167,103)
Allocated to noncontrolling interests	115	10	—	125

Balance at June 30, 2010	$(4,669)	$(878)	$(161,431)	$(166,978)

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

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

Note 15 – Business Combinations

During the six months ended June 30, 2010, the Company purchased the remaining noncontrolling interests in one company already included in the Company’s condensed consolidated and combined financial statements. The total purchase price of this transaction was $2.5 million in cash.

During the six months ended June 30, 2009, the Company purchased the remaining noncontrolling interests in two companies already included in the Company’s condensed consolidated and combined financial statements. The total purchase price of these transactions was not material.

Note 16 – Segment Information

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar products and services internationally. This segment also provides escrow and closing services, accommodates tax-deferred exchanges of real estate and provides investment

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

advisory, trust, lending and deposit services. This segment is also in the business of maintaining, managing and providing access to automated title plant records and images that may be owned by the Company or other parties. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. In Iowa, the Company provides title abstracts only because title insurance is not permitted by law. The Company also offers title insurance and similar products, as well as related services, either directly or through joint ventures in foreign countries, including Canada, the United Kingdom and various other established and emerging markets.

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

The corporate division consists of certain financing facilities as well as the corporate services that support the Company’s business operations.

Selected financial information by reporting segment is as follows:

For the three months ended June 30, 2010:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$902,954	$62,018	$17,834	$17,055
Specialty Insurance	70,686	10,601	1,437	922
Corporate	(3,356)	(15,624)	414	—
Eliminations	(360)	—	—	—

	$969,924	$56,995	$19,685	$17,977

For the three months ended June 30, 2009:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$961,879	$75,989	$18,404	$6,768
Specialty Insurance	64,403	1,986	865	1,133
Corporate	(1,197)	(13,440)	716	—

	$1,025,085	$64,535	$19,985	$7,901

For the six months ended June 30, 2010:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,742,181	$90,620	$35,309	$29,260
Specialty Insurance	139,260	20,171	3,135	1,944
Corporate	(2,732)	(29,256)	1,061	60
Eliminations	(360)	—	—	—

	$1,878,349	$81,535	$39,505	$31,264

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

For the six months ended June 30, 2009:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,778,526	$86,649	$37,546	$15,080
Specialty Insurance	134,618	10,768	1,820	2,547
Corporate	315	(22,738)	1,429	—

	$1,913,459	$74,679	$40,795	$17,627

Note 17 – Transactions with CoreLogic/TFAC

Prior to the Separation, the Company had certain related party relationships with TFAC. The Company does not consider CoreLogic to be a related party subsequent to the Separation. The related party relationships with TFAC prior to the Separation and subsequent relationships with CoreLogic following the Separation are discussed further below.

Transactions with TFAC prior to the Separation

Prior to the Separation, the Company was allocated corporate income and overhead expenses from TFAC for corporate-related functions based on an allocation methodology that considered the number of the Company’s domestic headcount, the Company’s total assets and total revenues or a combination of those drivers. General corporate overhead expense allocations include executive management, tax, accounting and auditing, legal and treasury services, payroll, human resources and certain employee benefits and marketing and communications. The Company was allocated general net corporate expenses from TFAC of $10.0 million and $23.3 million for the three and six months ended June 30, 2010, respectively, and $15.8 million and $28.8 million for the three and six months ended June 30, 2009, respectively, which are included within the investment and other income, net realized investment losses, salaries and other personnel costs, other operating expenses, depreciation and amortization and interest expense line items in the accompanying condensed consolidated and combined statements of income.

The Company considers the basis on which the expenses were allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the pre-Separation periods presented. The allocations may not, however, reflect the expense the Company would have incurred as an independent publicly traded company for these periods. Actual costs that may have been incurred as a stand-alone company during these periods would have depended on a number of factors, including the chosen organizational structure, the functions outsourced versus performed by employees and strategic decisions in areas such as information technology and infrastructure. Following the Separation, the Company is no longer allocated corporate income and overhead expense, as the Company performs these functions using its own resources.

Prior to the Separation, a portion of TFAC’s combined debt, in the amount of $140.0 million, was allocated to the Company based on amounts directly incurred for the Company’s benefit. Net interest expense was allocated in the same proportion as debt. The Company believes the allocation basis for debt and net interest expense was reasonable. However, these amounts may not be indicative of the actual amounts that the Company would have incurred had it been operating as an independent publicly traded company for the period prior to June 1, 2010. Additionally, on January 31, 2010 the Company entered into a note payable with TFAC totaling $29.1 million. In connection with the Separation, the Company borrowed $200.0 million under its revolving credit facility and transferred such funds to CoreLogic, which fully satisfied the Company’s $140.0 million allocated portion of TFAC debt and the $29.1 million note payable to TFAC. The remaining $30.9 million transferred to CoreLogic was reflected as a distribution to CoreLogic in connection with the Separation. See Note 7 Notes and Contracts Payable to the condensed consolidated and combined financial statements for further discussion of the Company’s credit facility.

At December 31, 2009, the Company held notes receivable from TFAC totaling $187.8 million with a weighted average interest rate of 4.49%. The notes have maturity dates ranging from 2010 to 2020. In connection with the Separation, TFAC’s corresponding notes payable were assumed by the Company. Therefore, these notes receivable from TFAC eliminate in consolidation with TFAC’s notes payable assumed by the Company, resulting in no balance being reported on the Company’s condensed consolidated balance sheet as of June 30, 2010. Interest income earned on the notes receivable from TFAC totaled $1.3 million and $3.4 million for the three and six months ended June 30, 2010, respectively, and $2.9 million and $5.8 million for the three and six months ended June 30, 2009, respectively. The interest income reflected in 2010

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

relates to interest income earned prior to the Separation. Following the Separation, there is no interest income reflected in connection with these notes receivable from TFAC.

During the year ended December 31, 2009, the Company made cash dividend payments of $83.0 million to TFAC which were recorded as a reduction of invested equity on the Company’s condensed combined balance sheet as of December 31, 2009. No cash dividends were paid to TFAC during 2010.

Transactions with CoreLogic following the Separation

In connection with the Separation, the Company and TFAC entered into various transition services agreements with effective dates of June 1, 2010. The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit. Except for the information technology services agreements, the transition services agreements are short-term in nature. For the month ended June 30, 2010, the net amount of $1.0 million incurred by the Company under these agreements was recognized in other operating expenses in the condensed consolidated statement of income in connection with the transition services agreements. No amounts were reflected in the condensed consolidated and combined statements of income prior to June 1, 2010, as the transition services agreements were not effective prior to the Separation.

Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, each of the Company and CoreLogic will agree to assume and be responsible for 50% of certain of TFAC’s contingent and other corporate liabilities. All external costs and expenses associated with the management of these contingent and other corporate liabilities will be shared equally. These contingent and other corporate liabilities primarily relate to consolidated securities litigation and any actions with respect to the Separation or the Distribution brought by any third party. Contingent and other corporate liabilities that are related to only the information solutions or financial services businesses will generally be fully allocated to CoreLogic or the Company, respectively. At June 30, 2010, no reserves were considered necessary for such liabilities.

In connection with the Separation, TFAC issued to the Company and FATICO a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic's common stock immediately following the Separation. Under the terms of the Separation and Distribution Agreement, if the Company chooses to dispose of 1% or more of CoreLogic’s outstanding common stock at a given date, the Company must first provide CoreLogic with the option to purchase the shares. The Company has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising as a result of holding the shares for a longer period. The CoreLogic common stock is classified as available-for-sale and carried at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive loss. At June 30, 2010, the cost basis and estimated fair value of the CoreLogic common stock is $242.6 million and $228.4 million, respectively. The CoreLogic common stock is included in equity securities in the condensed consolidated balance sheet.

On June 1, 2010, the Company received a note receivable from CoreLogic in the amount of $19.9 million that accrues interest at 6.52%. Interest was first due on July 1, 2010 and is due quarterly thereafter. The note receivable is due on May 31, 2017. The note approximates the unfunded portion of the benefit obligation attributable to participants of the defined benefit pension plan who were employees of TFAC’s businesses that were retained by CoreLogic in connection with the Separation. See Note 10 Employee Benefit Plans to the condensed consolidated and combined financial statements for further discussion of the defined benefit pension plan.

At June 30, 2010 and December 31, 2009, the Company’s federal savings bank subsidiary, First American Trust, FSB, held $7.4 million and $20.1 million, respectively, of interest and non-interest bearing demand deposits owned by CoreLogic. These deposits are included in demand deposits in the condensed consolidated and combined balance sheets. Interest expense on the deposits was immaterial for all periods presented.

Prior to the Separation, the Company owned three office buildings that were leased to CoreLogic under the terms of formal lease agreements. In connection with the Separation, the Company distributed one of the office buildings to CoreLogic, and currently owns two office buildings that are leased to CoreLogic under the terms of formal lease agreements. Rental income associated with these properties totaled $1.9 million and $4.0 million for the three and six months ended June 30, 2010, respectively, and $2.1 million and $4.3 million for the three and six months ended June 30, 2009, respectively.

The Company and CoreLogic are also parties to certain ordinary course commercial agreements and transactions. The expenses associated with these transactions, which primarily relate to purchases of data, other settlement services totaled $5.2 million and $12.9 million for the three and six months ended June 30, 2010, respectively,

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements – (Continued)

(Unaudited)

and $12.7 million and $24.4 million for the three and six months ended June 30, 2009, respectively, and are included in other operating expenses in the Company’s condensed consolidated and combined statements of income.

Prior to the Separation, certain transactions with TFAC were settled in cash and the remaining transactions were settled by either non cash capital contributions from TFAC to the Company or non cash capital distributions from the Company to TFAC, which resulted in net non cash contributions from TFAC to the Company of $2.1 million for the six months ended June 30, 2010. Following the Separation, all transactions with CoreLogic are settled in cash.

Note 18 – Pending Accounting Pronouncements

In March 2010, the FASB issued updated guidance that amends and clarifies the guidance on how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. The updated guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. The updated guidance is effective for interim financial reporting periods beginning after June 15, 2010, with adoption permitted at the beginning of each entity’s first fiscal quarter beginning after issuance. Management does not expect the adoption of this standard will have a material impact on the Company’s condensed consolidated and combined financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Management does not expect the adoption of this standard will have a material impact on the Company’s condensed consolidated and combined financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE SET FORTH ON PAGES 3 AND 4 OF THIS QUARTERLY REPORT ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “PLAN,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” OR OTHER SIMILAR WORDS AND PHRASES.

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE THE FACTORS SET FORTH ON PAGES 3 AND 4 OF THIS QUARTERLY REPORT. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those policies used in the preparation of the Company’s financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in the Management’s Discussion and Analysis section of the information statement filed as Exhibit 99.1 to the Company’s current report on Form 8-K dated May 26, 2010.

Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidelines relating to transfers of financial assets which amended existing guidance by removing the concept of a qualifying special purpose entity and establishing a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard had no impact on the Company’s condensed consolidated and combined financial statements.

In June 2009, the FASB issued guidance amending existing guidance surrounding the consolidation of variable interest entities (“VIE”) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance also requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard had no impact on the Company’s condensed consolidated and combined financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. This updated guidance became effective for interim or annual financial reporting periods beginning after December 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on the Company’s condensed consolidated and combined financial statements.

In February 2010, the FASB issued updated guidance which amended the subsequent events disclosure requirements to eliminate the requirement for SEC filers to disclose the date through which it has evaluated subsequent events, clarify the period through which conduit bond obligors must evaluate subsequent events and refine the scope of the disclosure requirements for reissued financial statements. The updated guidance was effective upon issuance. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s condensed consolidated and combined financial statements.

Pending Accounting Pronouncements:

In March 2010, the FASB issued updated guidance that amends and clarifies the guidance on how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. The updated guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. The updated guidance is effective for interim financial reporting periods beginning after June 15, 2010, with adoption permitted at the beginning of each entity’s first fiscal quarter beginning after issuance. Management does not expect the adoption of this standard will have a material impact on the Company’s condensed consolidated and combined financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Management does not expect the adoption of this standard will have a material impact on the Company’s condensed consolidated and combined financial statements.

OVERVIEW

Corporate Update

First American Financial Corporation (the “Company”) became a publicly traded company following its spin-off from its prior parent, The First American Corporation (“TFAC”) on June 1, 2010 (the “Separation”). On that date, TFAC distributed all of the Company’s outstanding shares to the record date shareholders of TFAC on a one-for-one basis (the “Distribution”). After the Distribution, the Company owns TFAC's financial services businesses and TFAC, which reincorporated and assumed the name CoreLogic, Inc. (“CoreLogic”), continues to own its information solutions businesses. The Company’s common stock trades on the New York Stock Exchange under the “FAF” ticker symbol and CoreLogic’s common stock trades on the New York Stock Exchange under the ticker symbol “CLGX.”

To effect the Separation, TFAC and the Company entered into a Separation and Distribution Agreement (the "Separation and Distribution Agreement") that governs the rights and obligations of the Company and CoreLogic regarding the Distribution. It also governs the relationship between the Company and CoreLogic subsequent to the completion of the Separation and provides for the allocation between the Company and CoreLogic of TFAC’s assets and liabilities. The Separation and Distribution Agreement identifies assets, liabilities and contracts that were allocated between CoreLogic and the Company as part of the Separation and describes the transfers, assumptions and assignments of these assets, liabilities and contracts. In particular, the Separation and Distribution Agreement provides that, subject to the terms and conditions contained therein:

•

All of the assets and liabilities primarily related to the Company's business—primarily the business and operations of TFAC’s title insurance and services segment and specialty insurance segment—have been retained by or transferred to the Company;

•

All of the assets and liabilities primarily related to CoreLogic's business—primarily the business and operations of TFAC's data and analytic solutions, information and outsourcing solutions and risk mitigation and business solutions segments—have been retained by or transferred to CoreLogic;

•

On the record date for the Distribution, TFAC issued to the Company and its principal title insurance subsidiary, First American Title Insurance Company ("FATICO") a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic's common stock immediately following the Separation.

•

The Company effectively assumed $200.0 million of the outstanding liability for indebtedness under TFAC's senior secured credit facility through the Company’s borrowing and transferring to CoreLogic of $200.0 million under the Company’s credit facility in connection with the Separation.

The Separation resulted in a net distribution from the Company to TFAC of $175.6 million. In connection with such distribution, the Company assumed $22.1 million of accumulated other comprehensive loss, net of tax, which was primarily related to the Company’s assumption of the unfunded portion of the defined benefit pension obligation.

Results of Operations

Summary of Second Quarter

The dollar amount of US mortgage originations decreased 20.4% in the second quarter of 2010, when compared with the same period of the prior year according to the Mortgage Bankers Association’s July 2010 Long-term Mortgage Finance Forecast (the “MBA Forecast”). This decrease in mortgage originations was due to a softening in the refinance market and a slight decline in the purchase market. According to the MBA Forecast, the dollar amount of refinance originations decreased 28.6% and purchase originations decreased 3.0%, in the second quarter of 2010 when compared with the same quarter of the prior year. The overall decline in mortgage originations primarily impacted the Company’s title insurance operating revenues. Operating revenues from direct title operations decreased 14.5% quarter over quarter. However, primarily as a result of an increase in market share, operating revenues from agency operations increased 4.3% quarter over quarter. According to the American Land Title Association first quarter of 2010 market share report, the Company’s agent market share increased to 17.4% compared to a 12.8% market share in the second quarter of 2009.

Total expenses for the Company, before income taxes, decreased 5.0% in the second quarter of 2010 when compared with the same period of the prior year. This decrease reflected declines in all expenses except for increases in agent retention and premium taxes associated with the proportionate increase in agent revenues.

Net income was $34.1 million and $33.4 million for the three months ended June 30, 2010 and 2009, respectively. Net income attributable to the Company for the three months ended June 30, 2010 was $33.8 million, or $0.32 per diluted share, compared with net income attributable to the Company of $28.6 million, or $0.27 per diluted share, for the same period of the prior year. Net income attributable to noncontrolling interests was $0.3 million and $4.8 million for the three months ended June 30, 2010 and June 30, 2009, respectively.

The continued tightening of mortgage credit and the uncertainty in general economic conditions continue to impact the demand for most of the Company’s products and services. These conditions have also had an impact on, and continue to impact, the performance and financial condition of some of the Company’s customers; should these parties continue to encounter significant issues, those issues may lead to negative impacts on the Company’s revenue, claims, earnings and liquidity.

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

Title Insurance and Services

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenues
Direct operating revenues	$510,180	$596,439	$(86,259)	(14.5)%	$946,583	$1,081,857	$(135,274)	(12.5)%
Agent operating revenues	366,003	351,047	14,956	4.3	742,050	649,367	92,683	14.3
Investment and other income	23,205	29,917	(6,712)	(22.4)	47,294	61,348	(14,054)	(22.9)
Net realized investment gains	7,305	3,794	3,511	92.5	11,363	7,421	3,942	53.1
Net other-than-temporary impairment losses recognized in earnings	(3,739)	(19,318)	15,579	80.6	(5,109)	(21,467)	16,358	76.2

	902,954	961,879	(58,925)	(6.1)	1,742,181	1,778,526	(36,345)	(2.0)

Expenses
Salaries and other personnel costs	285,591	293,725	(8,134)	(2.8)	547,191	572,055	(24,864)	(4.3)
Premiums retained by agents	294,069	278,604	15,465	5.6	596,577	518,163	78,414	15.1
Other operating expenses	183,373	223,354	(39,981)	(17.9)	362,885	431,489	(68,604)	(15.9)
Provision for policy losses and other claims	49,276	60,020	(10,744)	(17.9)	88,649	109,482	(20,833)	(19.0)
Depreciation and amortization	17,834	18,404	(570)	(3.1)	35,309	37,546	(2,237)	(6.0)
Premium taxes	8,149	7,593	556	7.3	16,447	14,273	2,174	15.2
Interest	2,644	4,190	(1,546)	(36.9)	4,503	8,869	(4,366)	(49.2)

	840,936	885,890	(44,954)	(5.1)	1,651,561	1,691,877	(40,316)	(2.4)

Income before income taxes	$62,018	$75,989	$(13,971)	(18.4)%	$90,620	$86,649	$3,971	4.6%

Margins	6.9%	7.9%	(1.0)%	(13.1)%	5.2%	4.9%	0.3%	6.8%

Operating revenues from direct title operations were $510.2 million and $946.6 million for the three and six months ended June 30, 2010, decreases of $86.3 million, or 14.5%, and $135.3 million, or 12.5%, when compared with the respective periods of the prior year. This decrease was due to a decline in the number of title orders closed by the Company’s direct operations, offset in part by an increase in the average revenues per order closed. The Company’s direct operations closed 309,000 and 595,500 title orders during the current three and six month periods, respectively, decreases of 29.5% and 26.2% when compared with the same period of the prior year. The average revenues per order closed were $1,565 and $1,503 for the three and six months ended June 30, 2010, respectively, increases of 20.2% and 17.7% when compared with the respective periods of the prior year. There were a number of factors contributing to the increase in average revenues per order closed including an increase in the mix of higher-premium purchase transactions and an increase in the mix of direct revenue coming from the international and commercial divisions.

Operating revenues from agency operations were $366.0 million and $742.1 million for the three and six months ended June 30, 2010, respectively, increases of $15.0 million, or 4.3%, and $92.7 million, or 14.3%, when compared with the respective periods of the prior year. This increase primarily reflected an increase in the Company’s agent market share. According to the American Land Title Association first quarter of 2010 market share report, the Company’s agent market share increased to 17.4% compared to a 12.8% market share in the second quarter of 2009.

Investment and other income totaled $23.2 million and $47.3 million for the three and six months ended June 30, 2010, respectively, decreases of $6.7 million, or 22.4%, and $14.1 million, or 22.9%, for the three and six months ended June 30,

2010, when compared with the respective periods of the prior year. These decreases primarily reflected declining yields earned from the Company’s investment portfolio and decreased net interest income at the Company’s trust division.

Net realized investment gains totaled $7.3 million and $11.4 million for the three and six months ended June 30, 2010, increases of $3.5 million, or 92.5%, and $3.9 million, or 53.1%, when compared with the respective periods of the prior year. This increase primarily reflects realized gains on the sales of investments and fixed assets, partially offset by impairment losses on certain investments.

Net other-than-temporary impairment losses recognized in earnings totaled $3.7 million and $5.1 million for the three and six months ended June 30, 2010, respectively. Net other-than-temporary impairment losses recognized in earnings totaled $19.3 million and $21.5 million for the three and six months ended June 30, 2009, respectively. The decrease primarily reflects a reduction in impairment losses on debt securities and common and preferred equity securities in the current periods compared with the respective periods of the prior year. In addition, the Company recorded an impairment loss in the prior year in connection with its conversion of Citigroup Inc. preferred stock into common stock.

Salaries and other personnel costs for the title insurance and services segment were $285.6 million and $547.2 million for the three and six months ended June 30, 2010, respectively, decreases of $8.1 million, or 2.8%, and $24.9 million, or 4.3%, when compared with the respective periods of the prior year. These decreases were primarily due to a reduction in domestic headcount and overtime expense.

Agents retained $294.1 million and $596.6 million of title premiums generated by agency operations for the three and six months ended June 30, 2010, which compares with $278.6 million and $518.2 million for the respective periods of the prior year. The percentage of title premiums retained by agents was 80.3% and 80.4% for the three and six months ended June 30, 2010, up from 79.4% and 79.8% for the respective periods of the prior year.

Other operating expenses for the title insurance and services segment were $183.4 million and $362.9 million for the three and six months ended June 30, 2010, respectively, decreases of $40.0 million, or 17.9%, and $68.6 million, or 15.9%, when compared with the same periods of the prior year. These decreases were primarily due to a decline in title production costs and other cost containment programs.

The provision for title insurance policy losses as a percentage of title insurance premiums, escrow and other related fees was 5.4% for the current six-month period and 6.5% for the same period of the prior year. The current period rate reflects an expected ultimate loss rate of 4.8% for policy year 2010 and an upward adjustment to the reserve for prior policy years due to higher than estimated claims experience primarily for policy years 2007 and 2008.

Premium taxes were $16.4 million and $14.3 million for the six months ended June 30, 2010 and 2009, respectively. Premium taxes as a percentage of operating revenues were 1.0% and 0.8% for the current six month period and for the same period of the prior year, respectively.

The title insurance business has a relatively high proportion of fixed costs. Accordingly, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are also affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinance transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of operating revenues generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Pre-tax margins were 6.9% and 5.2% for the three and six month period ending June 30, 2010, compared with pre-tax margins of 7.9% and 4.9% for the three and six month period ending June 30, 2009, respectively. The decrease in margins quarter over quarter is primarily due to the 14.5% decrease in direct revenue and 4.3% increase in the lower margin agent revenue partially offset by a decline in title production costs, decrease in salaries and other personnel costs and a decrease in provision for title losses.

Specialty Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenues
Operating revenues	$68,057	$67,351	$706	1.0%	$133,493	$134,442	$(949)	(0.7)%
Investment and other income	3,037	3,348	(311)	(9.3)	6,181	6,875	(694)	(10.1)
Net realized investment losses	(324)	(2)	(322)	N/M [1]	(303)	(405)	102	25.2
Net other-than-temporary impairment losses recognized in earnings	(84)	(6,294)	6,210	98.7	(111)	(6,294)	6,183	98.2

	70,686	64,403	6,283	9.8	139,260	134,618	4,642	3.4

Expenses
Salaries and other personnel costs	13,444	14,213	(769)	(5.4)	26,825	27,973	(1,148)	(4.1)
Other operating expenses	10,362	10,288	74	0.7	21,706	22,326	(620)	(2.8)
Provision for policy losses and other claims	33,728	35,984	(2,256)	(6.3)	65,337	69,578	(4,241)	(6.1)
Depreciation and amortization	1,437	865	572	66.1	3,135	1,820	1,315	72.3
Premium taxes	1,109	1,057	52	4.9	2,075	2,143	(68)	(3.2)
Interest	5	10	(5)	(50.0)	11	10	1	10.0

	60,085	62,417	(2,332)	(3.7)	119,089	123,850	(4,761)	(3.8)

Income before income taxes	$10,601	$1,986	$8,615	433.8%	$20,171	$10,768	$9,403	87.3%

Margins	15.0%	3.1%	11.9%	386.3%	14.5%	8.0%	6.5%	81.1%

(1)	Not meaningful

Operating revenues for the specialty insurance segment were $68.1 million and $133.5 million for the three and six months ended June 30, 2010, respectively, an increase of $0.7 million, or 1.0%, from the prior year three month period and a decrease of $0.9 million, or 0.7%, when compared with the prior year six month period.

Investment and other income for the segment totaled $3.0 million and $6.2 million for the three and six months ended June 30, 2010, respectively, decreases of $0.3 million, or 9.3%, and $0.7 million, or 10.1%, when compared with the same periods of the prior year. These decreases primarily reflected the decreased yields earned from the investment portfolio.

Net other-than-temporary impairment losses recognized in earnings for the specialty insurance segment totaled $0.1 million for the three and six months ended June 30, 2010, compared with net other-than-temporary impairment losses recognized in earnings of $6.3 million for the respective periods of the prior year. The decrease primarily reflects a reduction in impairment losses on debt securities and common and preferred equity securities in the current periods compared with the respective periods of the prior year. In addition, the Company recorded an impairment loss in the prior year in connection with its conversion of Citigroup Inc. preferred stock into common stock.

Specialty insurance salaries and other personnel costs and other operating expenses were $23.8 million and $48.5 million for the three and six months ended June 30, 2010, respectively, decreases of $0.7 million, or 2.8%, and $1.8 million, or 3.5%, when compared with the same periods of the prior year. These decreases primarily related to a reduction in headcount and other cost containment initiatives.

For the home warranty business, the claims provision as a percentage of home warranty operating revenues was 47.9% for the current six-month period and 55.6% for the same period of the prior year. This decrease in rate was primarily due to a lower incidence of claims and a lower average cost per claim. For the property and casualty business, the claims provision as a percentage of property and casualty insurance operating revenues was 50.6% for the current six-month period, an increase when compared with 45.9% for the same period of the prior year. This increase was primarily due to $2.1 million in winter storm losses in January and February, with no comparable storm losses last year, partially offset by a decrease in core or routine losses.

Premium taxes were $2.1 million for the six months ended June 30, 2010 and 2009. Premium taxes as a percentage of operating revenues were 1.6% for both the current six-month period and for the same period of the prior year, respectively.

A large part of the revenues for the specialty insurance businesses are not dependent on the level of real estate activity, with a large portion generated from renewals. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margins for the current three and six-month periods of 2010 were 15.0% and 14.5%, up from 3.1% and 8.0% for the three and six-month period ending June 30, 2009, respectively. The increase reflects the impact of $6.3 million in net other-than-temporary impairment losses recognized in earnings in the prior year.

Corporate

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands, except percentages)	2010	2009	$ Change	% Change		2010	2009	$ Change	% Change
Revenues
Investment and other (losses) income	$(3,362)	$218	$(3,580)	N/M	[1]%	$(2,304)	$1,382	$(3,686)	(266.7)%
Net realized investment gains (losses)	6	(1,415)	1,421	100.4		(428)	(1,067)	639	59.9

	(3,356)	(1,197)	(2,159)	(180.4)		(2,732)	315	(3,047)	(967.3)

Expenses
Salaries and other personnel costs	1,748	5,173	(3,425)	(66.2)		10,328	10,408	(80)	(0.8)
Other operating expenses	8,554	4,580	3,974	86.8		13,126	8,016	5,110	63.7
Depreciation and amortization	414	716	(302)	(42.2)		1,061	1,429	(368)	(25.8)
Interest	1,552	1,774	(222)	(12.5)		2,009	3,200	(1,191)	(37.2)

	12,268	12,243	25	0.2		26,524	23,053	3,471	15.1

Loss before income taxes	$(15,624)	$(13,440)	$(2,184)	(16.3)%		$(29,256)	$(22,738)	$(6,518)	(28.7)%

(1)	Not meaningful

Investments and other losses totaled $3.4 million and $2.3 million for the three and six months ended June 30, 2010, respectively, compared with investments and other income of $0.2 million and $1.4 million for the respective periods of the prior year. The losses in the current year periods were primarily due to a reduction in yields earned on investments associated with the Company’s deferred compensation plan.

Corporate total salaries and other personnel costs totaled $1.7 million and $10.3 million for the three and six months ended June 30, 2010, respectively, decreases of $3.4 million, or 66.2%, and $0.1 million, or 0.8%, when compared with the respective periods of the prior year. These decreases were primarily due to a reduction in costs associated with the Company’s deferred compensation plan.

Other operating expenses were $8.6 million and $13.1 million for the three and six months ended June 30, 2010, respectively, increases of $4.0 million, or 86.8%, and $5.1 million, or 63.7%, when compared with the same periods of the prior year. These increases were primarily due to elevated professional services expenses incurred in the current year.

Interest expense was $1.6 million and $2.0 million for the three and six months ended June 30, 2010, respectively, decreases of $0.2 million, or 12.5%, and $1.2 million, or 37.2%, for the three and six month periods, when compared with the respective periods of the prior year. Corporate interest expense decreased relative to the prior periods due to a reduction in the interest rate on the Company’s allocated portion of TFAC’s debt. The interest rate is a variable rate and interest rates have declined in 2010. In connection with the Separation, the Company borrowed $200.0 million under its new credit facility and paid off the allocated portion of TFAC’s debt. The new credit facility bears interest at a higher rate, which partially offsets the benefit realized from the reduction in the interest rate associated with the allocated portion of TFAC’s debt.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 40.1% and 41.3% for the three and six months ended June 30, 2010, and 48.3% and 45.4% for the same periods of the prior year. The effective income tax rate includes a provision for state income and franchise taxes for noninsurance subsidiaries. The decreases in the effective rates in the current year periods were primarily attributable to changes in the Company’s foreign valuation allowance, changes in state tax law and changes in the ratio of permanent differences to income before income taxes.

The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The Company continues to monitor the realizability of recognized, impairment, and unrecognized losses recorded through June 30, 2010. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations.

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income was $34.1 million and $47.9 million for the three and six months ended June 30, 2010. Net income was $33.4 million and $40.8 million for the three and six months ended June 30, 2009. Net income attributable to the Company for the three and six months ended June 30, 2010, was $33.8 million, or $0.32 per diluted share and $47.6 million, or $0.45 per diluted share. Net income attributable to the Company for the three and six months ended June 30, 2009, was $28.6 million, or $0.27 per diluted share and $33.5 million, or $0.32 per diluted share. Net income attributable to noncontrolling interests was $0.3 million for the three and six months ended June 30, 2010. Net income attributable to noncontrolling interests was

$4.8 million and $7.3 million for the three and six months ended June 30, 2009. The decrease in net income attributable to noncontrolling interests for the three and six months ended June 30, 2010 of $4.5 million and $7.0 million, respectively, when compared to the respective periods in the prior year is primarily due to the purchase of subsidiary shares from noncontrolling interests in the fourth quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents decreased $4.1 million for the six months ended June 30, 2010 and increased $72.3 million for the six months ended June 30, 2009. The decrease for the current year period was due primarily to net cash used in operations, purchases of debt and equity securities, capital expenditures, cash distributions to TFAC upon separation and repayment of debt to TFAC. The uses were offset by positive cash flow from an increase in demand deposits, proceeds from issuance of debt and issuance of note payable to TFAC. The increase for the prior year period was due primarily to net cash provided by operations, net proceeds from debt and equity securities and an increase in net proceeds from deposits with banks. The increase was offset by a decrease in demand deposits, repayment of debt, dividends paid to TFAC and capital expenditures.

Notes and contracts payable (including allocated portion of TFAC debt) as a percentage of total capitalization was 14.1% at June 30, 2010 and 11.3% at December 31, 2009.

On April 12, 2010, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) in its capacity as administrative agent and a syndicate of lenders.

The credit agreement is comprised of a $400.0 million revolving credit facility. The revolving loan commitments terminate on the third anniversary of the date of closing, or June 1, 2013. On June 1, 2010, the Company borrowed $200.0 million under the facility and transferred such funds to CoreLogic, as previously contemplated in connection with the Separation. Proceeds may also be used for general corporate purposes. At June 30, 2010, the interest rate associated with the $200.0 million borrowed under the facility is 3.125%.

The Company’s obligations under the credit agreement are guaranteed by certain of the Company’s subsidiaries (the “Guarantors”). To secure the obligations of the Company and the Guarantors (collectively, the “Loan Parties”) under the credit agreement, the Loan Parties pledged all of the equity interests they own in each Data Trace and Data Tree company and a 9% equity interest in FATICO.

If at any time the rating by Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Group (“S&P”) of the senior, unsecured, long-term indebtedness for borrowed money of the Company that is not guaranteed by any other person or subject to any other credit enhancement is rated lower than Baa3 or BBB-, respectively, or is not rated by either such rating agency, then the loan commitments are subject to mandatory reduction from (a) 50% of the net proceeds of certain equity issuances by any Loan Party, (b) 50% of the net proceeds of certain debt incurred or issued by any Loan Party, (c) 25% of the net proceeds received by any Loan Party from the disposition of CoreLogic stock received in connection with the Separation and (d) the net proceeds received by any Loan Party from certain dispositions of assets, provided that the commitment reductions described above are only required to the extent necessary to reduce the total loan commitments to $200.0 million. The Company is only required to prepay loans to the extent that, after giving effect to any mandatory commitment reduction, the aggregate principal amount of all outstanding loans exceeds the remaining total loan commitments.

At the Company’s election, borrowings under the credit agreement bear interest at (a) the Alternate Base Rate plus the Applicable Rate or (b) the Adjusted LIBO Rate plus the Applicable Rate (in each case as defined in the agreement). The Company may select interest periods of one, two, three or six months or (if agreed to by all lenders) such other number of months for Eurodollar borrowings of loans. The Applicable Rate varies depending upon the rating assigned by Moody’s and/or S&P to the credit agreement, or if no such rating is in effect, the Index Debt Rating. The minimum Applicable Rate for Alternate Base Rate borrowings is 1.50% and the maximum is 2.25%. The minimum Applicable Rate for Adjusted LIBO Rate borrowings is 2.50% and the maximum is 3.25%.

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans and the Collateral Agent may exercise remedies under the collateral documents. Upon the occurrence of certain insolvency and bankruptcy events of default the loans automatically accelerate.

As of June 30, 2010, the Company’s debt and equity investment securities portfolio consists of approximately 87% of fixed income securities. As of that date, over 76% of the Company’s fixed income investments are held in securities that are United States government-backed or rated AAA and approximately 95% of the fixed income portfolio is rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on S&P and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

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

	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade
June 30, 2010
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	99.4%	0.6%	0.0%
Foreign bonds	92.6%	0.0%	7.4%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed and asset-backed securities	0.5%	0.0%	99.5%
Corporate debt securities	100.0%	0.0%	0.0%
Preferred stock	0.0%	1.3%	98.7%

	81.0%	0.0%	19.0%

Approximately 29% of the Company’s municipal bonds portfolio has third party insurance in effect.

Substantially all securities in the Company’s non-agency mortgage-backed and asset-backed portfolio are senior tranches and were investment grade at the time of purchase, however many have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed and asset-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on S&P and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected. All amounts and ratings are as of June 30, 2010.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$7,189	$2,324	0.0%	0.0%	100.0%
2006	7	37,597	25,352	0.0%	0.5%	100.0%
2005	6	10,179	7,538	0.0%	58.7%	41.3%
2003	1	390	373	100.0%	0.0%	0.0%
Alt-A single family residential:
2007	2	20,548	14,811	0.0%	0.0%	100.0%

	17	$75,903	$50,398	0.5%	7.9%	91.6%

As of June 30, 2010, seven non-agency mortgage-backed and asset-backed securities with an amortized cost of $44.9 million and an estimated fair value of $29.9 million were on negative credit watch by either S&P or Moody’s.

The Company assessed its non-agency mortgage-backed and asset-backed securities portfolio to determine what portion of the portfolio, if any, is other-than-temporarily impaired at June 30, 2010. Management’s analysis of the portfolio included its expectations of the future performance of the underlying collateral, including, but not limited to, prepayments, defaults, and loss severity assumptions. In developing these expectations, the Company utilized publicly available information related to individual assets, analysts’ expectations on the expected performance of similar underlying collateral and certain of CoreLogic’s securities data and market analytic tools. As a result of the Company’s security-level review, it recognized $2.1 million and $3.5 million of other-than-temporary impairments in earnings for the three and six months ended June 30, 2010, respectively. Total new other-than-temporary impairments for the three and six months ended June 30, 2010 were $2.0 million and $2.7 million, respectively. These amounts are less than the amounts recognized in earnings because $0.9 million and $1.3 million for three and six months ended June 30, 2010, respectively, recognized presently in earnings had already been recognized as other-than-temporary impairments in other comprehensive income in prior periods. The migration from other comprehensive income to earnings occurred due to additional forecasted credit losses based on the analysis described above. No new material other-than-temporary impairments were recognized in other comprehensive income for the three and six months ended June 30, 2010. The amounts remaining in other comprehensive income should not be recorded in earnings, because the losses were not considered to be credit related based on the Company’s other-than-temporary impairment analysis as discussed above.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Due to the Company’s liquid-asset position and its ability to generate cash flows from operations, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and obligations for at least the next twelve months. The Company expects to pay an annual cash dividend of approximately $25.0 million to its shareholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments on any significant scale to hedge these risks.

The Company is also subject to equity price risk related to its equity securities portfolio. In connection with the Separation, the Company received shares of CoreLogic common stock. At June 30, 2010, the cost basis and estimated fair value of the CoreLogic common stock was $242.6 million and $228.4 million, respectively. The Company manages its equity price risk, including the risk associated with its CoreLogic common stock, through an investment committee of key executives which is advised by an experienced investment management staff.

Although the Company is subject to foreign currency exchange rate risk as a result of its operations in certain foreign countries, the foreign exchange exposure related to these operations, in the aggregate, is not material to the Company’s financial condition or results of operations, and therefore, such risk is immaterial.

There have been no material changes in the Company’s market risks, except for its holding of CoreLogic common stock, since the filing of its information statement filed as Exhibit 99.1 to the Company’s current report on Form 8-K dated May 26, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

2. Unfavorable economic conditions may have a material adverse effect on the Company

Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, historically have created a difficult operating environment for the Company’s businesses and other companies in its industries. In addition, the Company holds investments in entities, such as title agencies, settlement service providers and property and casualty insurance companies, and instruments, such as mortgage backed securities, which may be negatively impacted by these conditions. The Company also owns a federal savings bank into which it deposits some of its own funds and some funds held in trust for third parties. This bank invests those funds and any realized losses incurred will be reflected in the Company’s consolidated results. The likelihood of such losses, which generally would not occur if the Company were to deposit these funds in an unaffiliated entity, increases when economic conditions are unfavorable. Depending upon the ultimate severity and duration of any economic downturn, the resulting effects on the Company could be materially adverse, including a significant reduction in revenues, earnings and cash flows, challenges to the Company’s ability to satisfy covenants or otherwise meet its obligations under debt facilities, difficulties in obtaining access to capital, challenges to the Company’s ability to pay dividends at currently anticipated levels, deterioration in the value of its investments and increased credit risk from customers and others with obligations to the Company.

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of June 30, 2010 is approximately $0.9 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

4. A downgrade by ratings agencies, reductions in statutory surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter is currently rated “A3” by Moody’s, “A-” by Fitch, “BBB+” by Standard & Poor’s, “A-” by A.M. Best and “A’” by Demotech. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The Company’s principal title insurance underwriter maintained approximately $804.7 million of statutory surplus capital as of June 30, 2010. The current minimum statutory surplus capital required to be maintained by California law is $500,000. Accordingly, if the ratings or statutory surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

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

6. Changes in government regulation could prohibit or limit the Company’s operations or make it more burdensome to conduct such operations

Many of the Company’s businesses, including its title insurance, property and casualty insurance, home warranty, thrift, trust and investment businesses, are regulated by various federal, state, local and foreign governmental agencies. These and other of the Company’s businesses also operate within statutory guidelines. Changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes, enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit its future operations or make it more burdensome to conduct such operations. The impact of these changes would be more significant if they involve states in which the Company generates a greater portion of its title premiums, such as California, Arizona, Texas, Florida and Pennsylvania. These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

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

11. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of the weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend, among other factors, upon the future performance of assets held in trust for the plan. The pension plan was underfunded as of June 30, 2010 by approximately $92.7 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings and expenses require adjustment. On June 1, 2010, CoreLogic, Inc. issued a $19.9 million promissory note to the Company which approximates the unfunded portion of the liability attributable to the plan participants that were employed in the information solutions group of The First American Corporation. There is no guarantee that CoreLogic, Inc. will fulfill its obligation under the note or that the amount of the note will be sufficient to ultimately cover the unfunded portion of the liability attributable to these employees. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

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

13. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported (“IBNR”) title claims

Title insurance policies are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70 to 80 percent of claim amounts become known in the first five years of the policy life, and the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years, while possible, is not considered reasonably likely. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is believed to be reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $118.1 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

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

17. Increases in the size of the Company’s customers enhance their negotiating position vis-à-vis the Company and may decrease their need for the services offered by the Company

Many of the Company’s customers are increasing in size as a result of consolidation or the failure of their competitors. For example, the Company believes that three lenders collectively originate more than 50 percent of mortgage loans in the United States. As a result, the Company may derive a higher percentage of its revenues from a smaller base of customers, which would enhance the negotiating power of these customers with respect to the pricing and the terms on which these customers purchase the Company’s products and other matters. Moreover, these larger customers may prove more capable of performing in-house some or all of the services the Company provides or, with respect to the Company’s title insurance products, more willing to assume the risk of title defects themselves and, consequently, the demand for the Company’s products and services may decrease. These circumstances could adversely affect the Company’s revenues and profitability. Changes in the Company’s relationship with any of these customers or the loss of all or a portion of the business the Company derives from these customers could have a material adverse effect on the Company.

18. Certain provisions of the Company’s bylaws and certificate of incorporation may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that the Company’s stockholders might consider favorable

The Company’s bylaws and certificate of incorporation contain provisions that could be considered “anti-takeover” provisions because they make it harder for a third-party to acquire the Company without the consent of the Company’s incumbent board of directors. Under these provisions:

•

election of the Company’s board of directors is staggered such that only one-third of the directors are elected by the stockholders each year and the directors serve three year terms prior to reelection;

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

19. The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income securities (including mortgage-backed and asset-backed securities) and, as of June 30, 2010, $228.4 million in common stock of CoreLogic that was issued to the Company in connection with the Separation. The investment portfolio also includes money-market and other short-term investments, as well as some preferred and other common stock. Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk. Because a substantial proportion of the portfolio consists of the common stock of a single issuer, CoreLogic, the risk of loss in the portfolio also is impacted by factors that influence the value of CoreLogic’s stock, including, but not limited to, CoreLogic’s financial results and the market’s perception of CoreLogic’s and its industry’s prospects. Additionally, the risk of loss associated with the portfolio is increased during periods, such as the present period, of instability in credit markets and economic conditions. If the carrying value of the investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of the investments, which could have a material adverse effect on the Company’s results of operations, statutory surplus and financial condition.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION
(Registrant)

By	/s/ Dennis J. Gilmore
Dennis J. Gilmore Chief Executive Officer (Principal Executive Officer)

By	/s/ Max O. Valdes
Max O. Valdes Chief Accounting Officer and Senior Vice President (Principal Financial Officer)

Date: August 9, 2010

EXHIBIT INDEX

Exhibit No.	Description	Location
3(a)	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2010.

3(b)	Bylaws of First American Financial Corporation.	Incorporated by reference herein to Exhibit 3.2 to the Current Report on Form 8-K dated June 1, 2010.

10(a)	Separation and Distribution Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K dated June 1, 2010.

10(b)	Tax Sharing Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K dated June 1, 2010.

10(c)	Promissory Note issued by The First American Corporation (n/k/a CoreLogic, Inc.) to First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.3 to the Current Report on Form 8-K dated June 1, 2010.

10(d)	First American Financial Corporation Executive Supplemental Benefit Plan, effective June 1, 2010.	Incorporated by reference herein to Exhibit 10.4 to the Current Report on Form 8-K dated June 1, 2010.

10(e)	First American Financial Corporation Deferred Compensation Plan, effective June 1, 2010.	Incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8-K dated June 1, 2010.

10(f)	First American Financial Corporation 2010 Incentive Compensation Plan, approved May 28, 2010.	Incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K dated June 1, 2010.

10(g)	Letter Agreement among First American Financial Corporation, The First American Corporation (n/k/a CoreLogic, Inc.) and Parker S. Kennedy dated as of May 31, 2010.	Incorporated by reference herein to Exhibit 10.7 to the Current Report on Form 8-K dated June 1, 2010.

10(h)	Change in Control Agreement among First American Financial Corporation, The First American Corporation (n/k/a CoreLogic, Inc.) and Parker S. Kennedy dated as of May 31, 2010.	Incorporated by reference herein to Exhibit 10.8 to the Current Report on Form 8-K dated June 1, 2010.

10(i)	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement approved June 10, 2010.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.