Form 10-Q
period 2010-09-30
First American Financial Corp
filed 2010-11-01
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On October 25, 2010, there were 104,244,923 shares of common stock outstanding.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 2 through 4 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE EXPENSES OF OPERATING THE COMPANY AS A SEPARATE PUBLICLY-HELD CORPORATION FOLLOWING THE SPIN-OFF TRANSACTION;
•	THE SALE OF DEBT SECURITIES IN THE COMPANY’S INVESTMENT PORTFOLIO AND IMPAIRMENT LOSSES RELATING THERETO;
•	CHANGES IN UNRECOGNIZED TAX POSITIONS AND THE EFFECT THEREOF ON THE COMPANY’S EFFECTIVE TAX RATE;
•	THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;
•	THE EFFECT OF PENDING AND RECENT ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;
•	THE EFFECT OF THE ISSUES FACING THE COMPANY’S CUSTOMERS;
•	THE IMPACT OF TIGHT MORTGAGE CREDIT AND THE UNCERTAINTY IN THE OVERALL ECONOMY ON THE COMPANY’S LINES OF BUSINESS;
•	THE EFFECTS OF FORECLOSURE SUSPENSIONS AND POTENTIAL DEFICIENCIES IN LENDER FORECLOSURE PROCESSES;
•	THE LIKELIHOOD OF CHANGES IN EXPECTED ULTIMATE LOSSES AND CORRESPONDING LOSS RATES;
•	EXPECTED CONTRIBUTIONS TO DEFINED BENEFIT PENSION AND SUPPLEMENTAL BENEFIT PLANS;
•	THE EXTENT OF FOREIGN EXCHANGE EXPOSURE;
•	THE COMPANY’S COST CONTROL INITIATIVES;
•	THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES;
•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS; AND
•	FUTURE PAYMENT OF DIVIDENDS,

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
•

THE INABILITY TO REALIZE THE BENEFITS OF THE SPIN-OFF TRANSACTION AS A RESULT OF THE LANDSCAPE OF THE REAL ESTATE AND MORTGAGE CREDIT MARKETS, MARKET CONDITIONS, INCREASED BORROWING COSTS, COMPETITION OR CONFLICTS BETWEEN THE COMPANY AND CORELOGIC, INC., UNFAVORABLE REACTIONS FROM EMPLOYEES, THE INABILITY OF THE COMPANY TO PAY THE ANTICIPATED LEVEL OF DIVIDENDS, THE TRIGGERING OF RIGHTS AND OBLIGATIONS BY THE TRANSACTION OR ANY LITIGATION ARISING OUT OF OR RELATED TO THE SEPARATION;

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
•

OTHER FACTORS DESCRIBED IN THE COMPANY’S INFORMATION STATEMENT ATTACHED AS EXHIBIT 99.1 TO THE COMPANY’S CURRENT REPORT ON FORM 8-K DATED MAY 26, 2010, AS UPDATED IN PART II, ITEM 1A OF THE COMPANY’S QUARTERLY REPORTS ON FORM 10-Q FOR THE QUARTERS ENDED MARCH 31, 2010 AND JUNE 30, 2010, AND AS FURTHER UPDATED HEREIN.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated and Combined Balance Sheets

(in thousands, except par value)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents	$742,843	$631,297
Accounts and accrued income receivable, net	247,561	239,166
Income taxes receivable	—	27,265
Investments:
Deposits with savings and loan associations and banks	68,272	75,505
Debt securities	1,959,445	1,838,719
Equity securities	284,094	51,020
Other long-term investments	189,451	275,275
Notes receivable from CoreLogic/The First American Corporation (“TFAC”)	19,348	187,825

	2,520,610	2,428,344

Loans receivable, net	163,105	161,897
Property and equipment, net	339,151	358,571
Title plants and other indexes	489,613	488,135
Deferred income taxes	80,305	101,818
Goodwill	802,146	800,986
Other intangible assets, net	71,520	78,892
Other assets	229,037	213,910

	$5,685,891	$5,530,281

Liabilities and Equity
Demand deposits	$1,439,885	$1,153,574
Accounts payable and accrued liabilities	696,856	699,766
Due to CoreLogic/TFAC, net	4,965	12,264
Deferred revenue	151,860	144,756
Reserve for known and incurred but not reported claims	1,132,775	1,227,757
Income taxes payable	21,005	—
Notes and contracts payable	296,675	119,313
Allocated portion of TFAC debt	—	140,000

	3,744,021	3,497,430

Commitments and contingencies
Stockholders’ equity or TFAC’s invested equity:
Preferred stock, $0.00001 par value, Authorized-500 shares; Outstanding-none	—	—
Common stock, $0.00001 par value:
Authorized - 300,000 shares
Outstanding - 104,238 shares	1	—
Additional paid-in capital	2,030,313	—
Retained earnings	31,242	—
TFAC’s invested equity	—	2,167,291
Accumulated other comprehensive loss	(133,211)	(147,491)

Total stockholders’ equity or TFAC’s invested equity	1,928,345	2,019,800
Noncontrolling interests	13,525	13,051

Total equity	1,941,870	2,032,851

	$5,685,891	$5,530,281

See notes to condensed consolidated and combined financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated and Combined Statements of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Operating revenues	$976,650	$1,069,563	$2,805,616	$2,941,832
Investment income	27,309	26,160	71,280	89,163
Net realized investment gains	1,504	8,194	12,136	14,143
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on equity securities	—	(664)	(1,722)	(21,051)
Total OTTI losses on debt securities	(2,658)	(1,616)	(5,348)	(44,635)
Portion of OTTI losses on debt securities recognized in other comprehensive loss	718	(1,056)	(90)	34,589

	(1,940)	(3,336)	(7,160)	(31,097)

	1,003,523	1,100,581	2,881,872	3,014,041

Expenses
Salaries and other personnel costs	308,046	302,484	892,390	912,920
Premiums retained by agents	320,398	363,408	916,975	881,571
Other operating expenses	200,258	244,294	597,975	706,125
Provision for policy losses and other claims	86,450	86,684	240,436	265,744
Depreciation and amortization	18,559	19,862	58,064	60,657
Premium taxes	9,767	10,349	28,289	26,765
Interest	4,057	4,979	10,220	17,058

	947,535	1,032,060	2,744,349	2,870,840

Income before income taxes	55,988	68,521	137,523	143,201
Income taxes	22,645	27,608	56,311	61,527

Net income	33,343	40,913	81,212	81,674
Less: Net income attributable to noncontrolling interests	210	2,088	477	9,355

Net income attributable to the Company	$33,133	$38,825	$80,735	$72,319

Net income per share attributable to the Company’s stockholders (Note 9):
Basic	$0.32	$0.37	$0.78	$0.70

Diluted	$0.31	$0.37	$0.76	$0.70

Cash dividends per share	$0.06	$—	$0.12	$—

Weighted-average common shares outstanding (Note 9):
Basic	104,173	104,006	104,064	104,006

Diluted	106,112	104,006	106,010	104,006

See notes to condensed consolidated and combined financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated and Combined Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$33,343	$40,913	$81,212	$81,674

Other comprehensive income, net of tax:
Unrealized gain on securities	17,129	11,898	20,259	51,810
Unrealized gain on securities for which credit-related portion was recognized in earnings	2,933	2,324	5,680	816
Foreign currency translation adjustment	10,464	12,348	4,331	26,966
Pension benefit adjustment	3,388	6,256	(11,869)	12,562

Total other comprehensive income, net of tax	33,914	32,826	18,401	92,154

Comprehensive income	67,257	73,739	99,613	173,828
Less: Comprehensive income attributable to noncontrolling interests	232	1,403	4,598	10,358

Comprehensive income attributable to the Company	$67,025	$72,336	$95,015	$163,470

See notes to condensed consolidated and combined financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated and Combined Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$81,212	$81,674
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	240,436	265,744
Depreciation and amortization	58,064	60,657
Share-based compensation expense	12,339	11,921
Net realized investment gains	(12,136)	(14,143)
Net OTTI losses recognized in earnings	7,160	31,097
Equity in earnings of affiliates	(7,098)	(9,942)
Dividends from equity method investments	2,108	1,856
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(339,854)	(338,468)
Net change in income tax accounts	29,786	25,677
Decrease in accounts and accrued income receivable	2,289	11,671
Decrease in accounts payable and accrued liabilities	(44,094)	(16,993)
Net change in due to CoreLogic/TFAC	(7,299)	42,695
Increase in deferred revenue	7,104	1,079
Other, net	(4,597)	(25,606)

Cash provided by operating activities	25,420	128,919

Cash flows from investing activities:
Net cash effect of company acquisitions	(2,645)	(3,637)
Purchase of subsidiary shares from / other decreases in noncontrolling interests	(3,565)	(30,712)
Sale of subsidiary shares to / other increases in noncontrolling interests	66	30,198
Net decrease in deposits with banks	7,794	78,950
Net increase in loans receivable	(1,208)	(10,548)
Purchases of debt and equity securities	(1,090,863)	(541,586)
Proceeds from sales of debt and equity securities	590,209	384,983
Proceeds from maturities of debt securities	427,765	278,318
Net decrease (increase) in other long-term investments	8,938	(20,153)
Proceeds from notes receivable from CoreLogic/TFAC	3,906	8,645
Capital expenditures	(47,669)	(28,555)
Proceeds from sale of property and equipment	7,035	12,215

Cash (used for) provided by investing activities	(100,237)	158,118

Cash flows from financing activities:
Net change in demand deposits	286,311	(122,950)
Proceeds from issuance of debt	210,347	8,000
Proceeds from issuance of note payable to TFAC	29,087	—
Repayment of debt	(33,906)	(47,637)
Repayment of debt to TFAC	(169,572)	—
Payments related to shares issued in connection with restricted stock unit, option and benefit plans	294	—
Distributions to noncontrolling interests	(870)	(7,272)
Excess tax benefits from share-based compensation	920	331
Dividends paid to TFAC	—	(53,000)
Cash dividends	(6,248)	—
Cash distribution to TFAC upon separation	(130,000)	—

Cash provided by (used for) financing activities	186,363	(222,528)

Net increase in cash and cash equivalents	111,546	64,509
Cash and cash equivalents—Beginning of period	631,297	723,651

Cash and cash equivalents—End of period	$742,843	$788,160

Supplemental information:
Cash paid during the period for:
Interest	$12,391	$8,624
Premium taxes	$33,050	$24,839
Income taxes	$13,089	$35,850
Noncash investing and financing activities:
Net noncash capital contributions from TFAC	$2,097	$8,706
Net noncash distribution to TFAC upon separation	$(48,168)	$—

See notes to condensed consolidated and combined financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	TFAC’s invested equity	Accumulated other comprehensive loss	Noncontrolling interests	Total
Balance at December 31, 2009	—	$—	$—	$—	$2,167,291	$(147,491)	$13,051	$2,032,851
Net income earned prior to June 1, 2010 separation	—	—	—	—	36,777	—	147	36,924
Net contributions from TFAC	—	—	—	—	2,097	—	—	2,097
Distribution to TFAC upon separation	—	—	—	—	(178,168)	(22,051)	—	(200,219)
Capitalization as a result of separation from TFAC	—	—	2,025,930	—	(2,025,930)	—	—	—
Issuance of common stock at separation	104,006	1	(1)	—	—	—	—	—
Net income earned following June 1, 2010 separation	—	—	—	43,958	—	—	330	44,288
Dividends on common shares	—	—	—	(12,502)	—	—	—	(12,502)
Shares issued in connection with restricted stock unit, option and benefit plans	232	—	349	(214)	—	—	—	135
Share-based compensation expense	—	—	4,035	—	—	—	—	4,035
Purchase of subsidiary shares from /other decreases in noncontrolling interests	—	—	—	—	(2,067)	—	(3,320)	(5,387)
Sale of subsidiary shares to /other increases in noncontrolling interests	—	—	—	—	—	—	66	66
Distributions to noncontrolling interests	—	—	—	—	—	—	(870)	(870)
Other comprehensive income (Note 13)	—	—	—	—	—	36,331	4,121	40,452

Balance at September 30, 2010	104,238	$1	$2,030,313	$31,242	$—	$(133,211)	$13,525	$1,941,870

See notes to condensed consolidated and combined financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements

(Unaudited)

Note 1 – Basis of Condensed Consolidated and Combined Financial Statements

Spin off

First American Financial Corporation (the “Company”) became a publicly traded company following its spin-off from its prior parent, The First American Corporation (“TFAC”) on June 1, 2010 (the “Separation”). On that date, TFAC distributed all of the Company’s outstanding shares to the record date shareholders of TFAC on a one-for-one basis (the “Distribution”). After the Distribution, the Company owns TFAC’s financial services businesses and TFAC, which reincorporated and assumed the name CoreLogic, Inc. (“CoreLogic”), continues to own its information solutions businesses. The Company’s common stock trades on the New York Stock Exchange under the “FAF” ticker symbol and CoreLogic’s common stock trades on the New York Stock Exchange under the ticker symbol “CLGX.”

To effect the Separation, TFAC and the Company entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that governs the rights and obligations of the Company and CoreLogic regarding the Distribution. It also governs the relationship between the Company and CoreLogic subsequent to the completion of the Separation and provides for the allocation between the Company and CoreLogic of TFAC’s assets and liabilities. The Separation and Distribution Agreement identifies assets, liabilities and contracts that were allocated between CoreLogic and the Company as part of the Separation and describes the transfers, assumptions and assignments of these assets, liabilities and contracts. In particular, the Separation and Distribution Agreement provides that, subject to the terms and conditions contained therein:

•

All of the assets and liabilities primarily related to the Company’s business—primarily the business and operations of TFAC’s title insurance and services segment and specialty insurance segment—have been retained by or transferred to the Company;

•

All of the assets and liabilities primarily related to CoreLogic’s business—primarily the business and operations of TFAC’s data and analytic solutions, information and outsourcing solutions and risk mitigation and business solutions segments—have been retained by or transferred to CoreLogic;

•

On the record date for the Distribution, TFAC issued to the Company and its principal title insurance subsidiary, First American Title Insurance Company (“FATICO”) a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation. See Note 17 Transactions with CoreLogic/TFAC to the condensed consolidated and combined financial statements for further discussion of the CoreLogic stock;

•

The Company effectively assumed $200.0 million of the outstanding liability for indebtedness under TFAC’s senior secured credit facility through the Company’s borrowing and transferring to CoreLogic of $200.0 million under the Company’s credit facility in connection with the Separation. See Note 7 Notes and Contracts Payable to the condensed consolidated and combined financial statements for further discussion of the Company’s credit facility.

The Separation resulted in a net distribution from the Company to TFAC of $178.2 million. In connection with such distribution, the Company assumed $22.1 million of accumulated other comprehensive loss, net of tax, which was primarily related to the Company’s assumption of the unfunded portion of the defined benefit pension obligation. See Note 10 Employee Benefit Plans to the condensed consolidated and combined financial statements for additional discussion of the defined benefit pension plan.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

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

Certain 2009 amounts have been reclassified to conform to the 2010 presentation.

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

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. This updated guidance became effective for interim or annual financial reporting periods beginning after December 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on the Company’s condensed consolidated and combined financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

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

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $3.20 billion and $2.46 billion at September 30, 2010 and December 31, 2009, respectively, of which $1.0 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated and combined balance sheets, in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in demand deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $2.79 billion and $2.93 billion at September 30, 2010 and December 31, 2009, respectively, and were held at First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated and combined balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

Like-kind exchange funds held by the Company totaled $460.1 million and $385.0 million at September 30, 2010 and December 31, 2009, respectively, of which $276.5 million and $186.1 million at September 30, 2010 and December 31, 2009, respectively, were held at the Company’s subsidiary, First Security Business Bank (“FSBB”). The like-kind exchange deposits held at FSBB are included in the accompanying condensed consolidated and combined balance sheets in cash and cash equivalents with offsetting liabilities included in demand deposits. The remaining exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company under generally accepted accounting principles and, therefore, are not included in the accompanying condensed consolidated and combined balance sheets. All such amounts are placed in bank deposits with FDIC insured institutions. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

Note 3 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated	Other-than- temporary impairments
(in thousands)	cost	gains	losses	fair value	in AOCI
September 30, 2010
U.S. Treasury bonds	$84,029	$3,387	$—	$87,416	$—
Municipal bonds	247,066	9,695	(80)	256,681	—
Foreign bonds	173,700	1,928	(181)	175,447	—
Governmental agency bonds	288,141	3,296	(23)	291,414	—
Governmental agency mortgage-backed securities	901,322	8,910	(589)	909,643	—
Non-agency mortgage-backed and asset-backed securities (1)	68,709	1,824	(21,304)	49,229	26,123
Corporate debt securities	180,604	9,045	(34)	189,615	—

	$1,943,571	$38,085	$(22,211)	$1,959,445	$26,123

December 31, 2009
U.S. Treasury bonds	$72,316	$1,834	$(297)	$73,853	$—
Municipal bonds	132,965	2,484	(493)	134,956	—
Foreign bonds	150,105	1,886	(83)	151,908	—
Governmental agency bonds	326,787	1,816	(1,829)	326,774	—
Governmental agency mortgage-backed securities	997,293	13,929	(6,080)	1,005,142	—
Non-agency mortgage-backed and asset-backed securities (1)	94,454	1,546	(36,799)	59,201	26,213
Corporate debt securities	86,911	1,204	(1,230)	86,885	—

	$1,860,831	$24,699	$(46,811)	$1,838,719	$26,213

(1)	At September 30, 2010, the $68.7 million amortized cost is net of $5.4 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the nine months ended September 30, 2010. At December 31, 2009, the $94.5 million amortized cost is net of $18.8 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2009. At September 30, 2010, the $21.3 million gross unrealized losses include $11.3 million of unrealized losses for securities determined to be other-than-temporarily impaired and $10.0 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. At December 31, 2009, the $36.8 million gross unrealized losses include $17.2 million of unrealized losses for securities determined to be other-than-temporarily impaired and $19.6 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. The $26.1 million and $26.2 million other-than-temporary impairments in accumulated other comprehensive income (“AOCI”) as of September 30, 2010 and December 31, 2009, respectively, represent the amount of other-than-temporary impairment losses recognized in AOCI which, from January 1, 2009, were not included in earnings due to the fact that the losses were not considered to be credit related. Other-than-temporary impairments were recognized in AOCI for non-agency mortgage-backed and asset-backed securities only.

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Cost	Gross unrealized		Estimated fair value
		gains	losses
September 30, 2010
Preferred stocks	$15,174	$1,467	$(34)	$16,607
Common stocks (1)	259,139	8,350	(2)	267,487

	$274,313	$9,817	$(36)	$284,094

December 31, 2009
Preferred stocks	$31,808	$1,523	$(2,140)	$31,191
Common stocks	16,333	3,497	(1)	19,829

	$48,141	$5,020	$(2,141)	$51,020

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

(1)	CoreLogic common stock with a cost basis of $242.6 million and an estimated fair value of $247.8 million is included in common stocks at September 30, 2010. See Note 17 Transactions with CoreLogic/TFAC to the condensed consolidated and combined financial statements for additional discussion of the CoreLogic common stock.

The Company had the following net unrealized gains (losses) as of September 30, 2010 and December 31, 2009:

(in thousands)	As of September 30, 2010	As of December 31, 2009
Debt securities for which an other-than-temporary impairment has been recognized	$(9,471)	$(15,690)
Debt securities—all other	25,345	(6,422)
Equity securities	9,781	2,879

	$25,655	$(19,233)

Sales of debt and equity securities resulted in realized gains of $5.0 million and $10.2 million and realized losses of $1.3 million and $1.4 million for the three months ended September 30, 2010 and 2009, respectively. Sales of debt and equity securities resulted in realized gains of $13.1 million and $17.3 million and realized losses of $2.3 million and $3.6 million for the nine months ended September 30, 2010 and 2009, respectively.

The Company had the following gross unrealized losses as of September 30, 2010 and December 31, 2009:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2010
Debt securities
U.S. Treasury bonds	$—	$—	$—	$—	$—	$—
Municipal bonds	9,279	(80)	—	—	9,279	(80)
Foreign bonds	72,041	(171)	5,250	(10)	77,291	(181)
Governmental agency bonds	13,078	(17)	4,144	(6)	17,222	(23)
Governmental agency mortgage-backed securities	221,815	(318)	101,754	(271)	323,569	(589)
Non-agency mortgage-backed and asset-backed securities	333	(10)	44,453	(21,294)	44,786	(21,304)
Corporate debt securities	6,950	(28)	669	(6)	7,619	(34)

Total debt securities	323,496	(624)	156,270	(21,587)	479,766	(22,211)
Equity securities	276	(10)	983	(26)	1,259	(36)

Total	$323,772	$(634)	$157,253	$(21,613)	$481,025	$(22,247)

December 31, 2009
Debt securities
U.S. Treasury bonds	$44,382	$(297)	$—	$—	$44,382	$(297)
Municipal bonds	42,428	(448)	25,067	(45)	67,495	(493)
Foreign bonds	28,541	(82)	1,091	(1)	29,632	(83)
Governmental agency bonds	185,351	(1,817)	4,138	(12)	189,489	(1,829)
Governmental agency mortgage-backed securities	267,692	(3,048)	319,375	(3,032)	587,067	(6,080)
Non-agency mortgage-backed and asset-backed securities	1,767	(176)	54,733	(36,623)	56,500	(36,799)
Corporate debt securities	49,970	(443)	23,500	(787)	73,470	(1,230)

Total debt securities	620,131	(6,311)	427,904	(40,500)	1,048,035	(46,811)
Equity securities	1,362	(1,341)	7,776	(800)	9,138	(2,141)

Total	$621,493	$(7,652)	$435,680	$(41,300)	$1,057,173	$(48,952)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

Substantially all securities in the Company’s non-agency mortgage-backed and asset-backed portfolio are senior tranches and were investment grade at the time of purchase, however many have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed and asset-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on Standard & Poor’s Ratings Group (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected. All amounts and ratings are as of September 30, 2010.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	A-Ratings or Higher	BBB+ to BBB- Ratings	Non-Investment Grade
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$7,092	$2,340	0.0%	0.0%	100.0%
2006	7	33,701	24,388	0.0%	0.0%	100.0%
2005	2	7,563	5,598	0.0%	0.0%	100.0%
2003	1	342	333	100.0%	0.0%	0.0%
Alt-A single family residential:
2007	2	20,011	16,570	0.0%	0.0%	100.0%

	13	$68,709	$49,229	0.5%	0.0%	99.5%

As of September 30, 2010, five non-agency mortgage-backed securities with an amortized cost of $31.0 million and an estimated fair value of $21.9 million were on negative credit watch by either S&P or Moody’s.

The amortized cost and estimated fair value of debt securities at September 30, 2010, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$9,669	$71,480	$2,746	$134	$84,029
Estimated fair value	$9,879	$74,048	$3,306	$183	$87,416
Municipal bonds
Amortized cost	$4,343	$37,177	$103,102	$102,444	$247,066
Estimated fair value	$4,428	$38,768	$107,806	$105,679	$256,681
Foreign bonds
Amortized cost	$74,245	$97,029	$2,426	$—	$173,700
Estimated fair value	$74,294	$98,706	$2,447	$—	$175,447
Governmental agency bonds
Amortized cost	$7,408	$147,636	$126,497	$6,600	$288,141
Estimated fair value	$7,566	$149,584	$127,524	$6,740	$291,414
Corporate debt securities
Amortized cost	$6,633	$82,136	$78,779	$13,056	$180,604
Estimated fair value	$6,737	$85,352	$83,756	$13,770	$189,615

Total debt securities excluding mortgage-backed and asset-backed securities
Amortized cost	$102,298	$435,458	$313,550	$122,234	$973,540
Estimated fair value	$102,904	$446,458	$324,839	$126,372	$1,000,573

Total mortgage-backed and asset-backed securities
Amortized cost					$970,031
Estimated fair value					$958,872
Total debt securities
Amortized cost					$1,943,571
Estimated fair value					$1,959,445

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

Other-than-temporary impairment—debt securities

Dislocations in the capital and credit markets continue to result in volatility and disruption in the financial markets. These and other factors including the decline in liquidity of credit markets, failures of significant financial institutions, declines in real estate values, uncertainty regarding the timing and effectiveness of governmental solutions, and a general slowdown in economic activity have contributed to decreases in the fair value of the Company’s investment portfolio as of September 30, 2010. As of September 30, 2010, gross unrealized losses on non-agency mortgage-backed and asset-backed securities for which an other-than-temporary impairment has not been recognized were $10.0 million (which represents 6 securities), of which $10.0 million related to 5 securities that have been in an unrealized loss position for longer than 12 months. The Company determines if a non-agency mortgage-backed and asset-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed and asset-backed securities in its portfolio that are in an unrealized loss position. The methodology and key assumptions used in estimating the present value of cash flows expected to be collected are described below. For the securities that were determined not to be other-than-temporarily impaired at September 30, 2010, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of September 30, 2010, the Company does not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

The table below summarizes the primary assumptions used at September 30, 2010 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	9.0%	5.0% – 15.0%
Default rates	6.1%	0.1% – 19.8%
Loss severity	34.9%	0.1% – 48.6%

As a result of the Company’s security-level review, it recognized $1.9 million and $5.4 million of other-than-temporary impairments in earnings for the three and nine months ended September 30, 2010, respectively. Total other-than-temporary impairments for the three and nine months ended September 30, 2010 were $2.7 million and $5.3 million,

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

respectively. No new material other-than-temporary impairments were recognized in other comprehensive income for the three and nine months ended September 30, 2010. The amounts remaining in other comprehensive income should not be recorded in earnings, because the losses were not considered to be credit related based on the Company’s other-than-temporary impairment analysis as discussed above.

It is possible that the Company could recognize additional other-than-temporary impairment losses on some securities it owns at September 30, 2010 if future events or information cause it to determine that a decline in value is other-than-temporary.

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Credit loss on debt securities held at beginning of period	$22,305	$7,374	$18,807	$—
Addition for credit loss for which an other-than-temporary impairment was previously recognized	1,838	2,672	5,306	—
Addition for credit loss for which an other-than-temporary impairment was not previously recognized	102	—	132	10,046

Credit loss on debt securities held as of September 30	$24,245	$10,046	$24,245	$10,046

Credit loss on debt securities held as of January 1, 2009 was $0 as there was no cumulative effect adjustment recorded related to initially applying the newly issued accounting guidance that established a new method of recognizing and measuring other-than-temporary impairments of debt securities. There was no cumulative effect adjustment recorded because there were no other-than-temporary impairment adjustments previously recognized on the debt securities held by the Company at January 1, 2009.

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

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as what evidence, if any, exists to support that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company recorded an other-than-temporary impairment of $1.7 million during the nine months ended September 30, 2010, relating to the Company’s preferred equity securities as a component of net other-than-temporary impairment losses recognized in earnings. During the prior year, the Company concluded that such evidence was not available on 58 common equity securities and 14 preferred equity securities. Accordingly, for the nine months ended September 30, 2009, the Company recorded an other-than-temporary impairment charge of $16.2 million and $1.9 million, relating to its common and preferred equity securities, respectively, as a component of net other-than-temporary impairment losses recognized in earnings. The prior year impairment loss includes a $2.9 million other-than-temporary impairment charge upon the Company’s election to convert its preferred stock in Citigroup Inc. into common stock of that entity under the terms of Citigroup’s publicly announced exchange offer.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value as of September 30, 2010	Level 1	Level 2	Level 3
Debt securities
U.S. Treasury bonds	$87,416	$—	$87,416	$—
Municipal bonds	256,681	—	256,681	—
Foreign bonds	175,447	—	175,447	—
Governmental agency bonds	291,414	—	291,414	—
Governmental agency mortgage-backed securities	909,643	—	909,643	—
Non-agency mortgage-backed and asset-backed securities	49,229	—	—	49,229
Corporate debt securities	189,615	—	189,615	—

	1,959,445	—	1,910,216	49,229

Equity securities
Preferred stocks	16,607	16,607	—	—
Common stocks	267,487	267,487	—	—

	284,094	284,094	—	—

	$2,243,539	$284,094	$1,910,216	$49,229

(in thousands)	Estimated fair value as of December 31, 2009	Level 1	Level 2	Level 3
Debt securities
U.S. Treasury bonds	$73,853	$—	$73,853	$—
Municipal bonds	134,956	—	134,956	—
Foreign bonds	151,908	—	151,908	—
Governmental agency bonds	326,774	—	326,774	—
Governmental agency mortgage-backed securities	1,005,142	—	1,005,142	—
Non-agency mortgage-backed and asset-backed securities	59,201	—	—	59,201
Corporate debt securities	86,885	—	86,885	—

	1,838,719	—	1,779,518	59,201

Equity securities
Preferred stocks	31,191	31,191	—	—
Common stocks	19,829	19,829	—	—

	51,020	51,020	—	—

	$1,889,739	$51,020	$1,779,518	$59,201

The Company did not have any transfers in and out of Level 1 and Level 2 measurements during the three and nine months ended September 30, 2010. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the three months ended September 30, 2010. The Company did not have any available-for-sale investments classified as Level 3 at September 30, 2009 or during the three months ended September 30, 2009.

(in thousands)	Non-agency mortgage-backed and asset-backed securities
Fair value as of June 30, 2010	$50,398
Total gains/(losses) (realized and unrealized):
Included in earnings:
Net other-than-temporary impairment losses recognized in earnings	(1,940)
Included in other comprehensive loss	6,025
Settlements and sales	(5,254)
Transfers into Level 3	—
Transfers out of Level 3	—

Fair value as of September 30, 2010	$49,229

Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$(1,940)

The Company did not purchase any non-agency mortgage-backed and asset-backed securities during the three months ended September 30, 2010. Also, the Company did not have a material amount of gains or losses on sales of non-agency mortgage-backed and asset-backed securities for the three months ended September 30, 2010.

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the nine months ended September 30, 2010. The Company did not have any available-for-sale investments classified as Level 3 at September 30, 2009 or during the nine months ended September 30, 2009.

(in thousands)	Non-agency mortgage-backed and asset-backed securities
Fair value as of December 31, 2009	$59,201
Total gains/(losses) (realized and unrealized):
Included in earnings:
Net other-than-temporary impairment losses recognized in earnings	(5,438)
Included in other comprehensive loss	15,773
Settlements and sales	(20,307)
Transfers into Level 3	—
Transfers out of Level 3	—

Fair value as of September 30, 2010	$49,229

Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$(5,438)

The Company did not purchase any non-agency mortgage-backed and asset-backed securities during the nine months ended September 30, 2010. Also, the Company did not have a material amount of gains or losses on sales of non-agency mortgage-backed and asset-backed securities for the nine months ended September 30, 2010.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

Note 4 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill by operating segment, for the nine months ended September 30, 2010, is as follows:

(in thousands)	Title Insurance	Specialty Insurance	Total
Balance as of December 31, 2009	$754,929	$46,057	$800,986
Other/ post acquisition adjustments	1,160	—	1,160

Balance as of September 30, 2010	$756,089	$46,057	$802,146

The Company’s four reporting units for purposes of testing impairment are title insurance, home warranty, property and casualty insurance and trust and other services. There is no accumulated impairment for goodwill as the Company has never recognized any impairment for its reporting units.

In accordance with accounting guidance and consistent with prior years, the Company’s policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. An impairment analysis has not been performed during the nine months ended September 30, 2010 as no triggering events requiring such an analysis occurred.

Note 5 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	September 30, 2010	December 31, 2009
Finite-lived intangible assets:
Customer lists	$70,801	$67,598
Covenants not to compete	30,881	42,459
Trademarks	10,287	10,525

	111,969	120,582
Accumulated amortization	(60,162)	(61,385)

	51,807	59,197
Indefinite-lived intangible assets:
Licenses	19,713	19,695

	$71,520	$78,892

Amortization expense for finite-lived intangible assets was $3.5 million and $10.7 million for the three and nine months ended September 30, 2010, and $3.6 million and $10.3 million for the three and nine months ended September 30, 2009, respectively.

Estimated amortization expense for finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
Remainder of 2010	$3,869
2011	$12,438
2012	$10,388
2013	$9,451
2014	$5,372
2015	$2,972

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

Note 6 – Loss Reserves

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims (“IBNR”) and non-title claims, follows:

(in thousands, except percentages)	September 30, 2010		December 31, 2009
Known title claims	$195,527	17.3%	$206,439	16.8%
IBNR	897,556	79.2%	978,854	79.7%

Total title claims	1,093,083	96.5%	1,185,293	96.5%
Non-title claims	39,692	3.5%	42,464	3.5%

Total loss reserves	$1,132,775	100.0%	$1,227,757	100.0%

Note 7 – Notes and Contracts Payable

On April 12, 2010, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) in its capacity as administrative agent and a syndicate of lenders.

The credit agreement is comprised of a $400.0 million revolving credit facility. The revolving loan commitments terminate on the third anniversary of the date of closing, or June 1, 2013. On June 1, 2010, the Company borrowed $200.0 million under the facility and transferred such funds to CoreLogic, as previously contemplated in connection with the Separation. Proceeds may also be used for general corporate purposes. At September 30, 2010, the interest rate associated with the $200.0 million borrowed under the facility is 3.06%. See Note 17 Transactions with CoreLogic/TFAC to the condensed consolidated and combined financial statements for additional discussion of the $200.0 million transferred to CoreLogic.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans and may exercise their remedies under the collateral documents. Upon the occurrence of certain insolvency and bankruptcy events of default the loans automatically accelerate.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

Note 8 – Income Taxes

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 40.4% and 40.9% for the three and nine months ended September 30, 2010, and 40.3% and 43.0% for the same periods of the prior year. The differences in the effective rates in the current year periods were primarily attributable to changes in the mix of taxable and non-taxable income for state tax purposes, decreased taxable income from foreign sources, and changes in the ratio of permanent differences to income before income taxes.

In connection with the Separation, the Company and TFAC entered into a Tax Sharing Agreement, dated June 1, 2010 (the “Tax Sharing Agreement”), which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations. Pursuant to the Tax Sharing Agreement, CoreLogic will prepare and file the consolidated federal income tax return, and any other tax returns that include both CoreLogic and the Company for all taxable periods ending on or prior to June 1, 2010. The Company will prepare and file all tax returns that include solely the Company for all taxable periods ending after that date. As part of the Tax Sharing Agreement, the Company is contingently responsible for 50% of certain Separation-related tax liabilities. At September 30, 2010, the Company has a $3.7 million payable to CoreLogic related to these matters which is included in due to CoreLogic/TFAC, net on the Company’s condensed consolidated balance sheet.

At September 30, 2010, the Company had a net payable to CoreLogic of $39.3 million related to tax matters prior to the Separation. This amount is included in the Company’s condensed consolidated balance sheet in income taxes payable and accounts payable and accrued liabilities. At December 31, 2009, the Company had a net receivable from TFAC of $14.2 million related to tax matters prior to the Separation. This amount is included in the Company’s condensed combined balance sheet in income taxes receivable and accounts payable and accrued liabilities.

As of September 30, 2010, the liability for income taxes associated with uncertain tax positions was $10.9 million. This liability can be reduced by $1.5 million of offsetting tax benefits associated with state income taxes and timing adjustments. The net amount of $9.4 million, if recognized, would favorably affect the Company’s effective tax rate. At December 31, 2009, the liability for income taxes associated with uncertain tax positions was $10.4 million.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of September 30, 2010 and December 31, 2009, the Company had accrued $2.3 million and $2.0 million, respectively, of interest and penalties (net of tax benefit) related to uncertain tax positions.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

Note 9 – Earnings Per Share

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Numerator for basic and diluted net income per share attributable to the Company’s stockholders:
Net income attributable to the Company	$33,133	$38,825	$80,735	$72,319

Denominator for basic net income per share attributable to the Company’s stockholders:
Weighted-average common shares outstanding	104,173	104,006	104,064	104,006
Effect of dilutive securities:
Employee stock options and restricted stock units	1,939	—	1,946	—

Denominator for diluted net income per share attributable to the Company’s stockholders	106,112	104,006	106,010	104,006

Net income per share attributable to the Company’s stockholders:
Basic	$0.32	$0.37	$0.78	$0.70

Diluted	$0.31	$0.37	$0.76	$0.70

For the three and nine months ended September 30, 2010, basic earnings per share was computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period prior to the Separation, plus the weighted average number of such shares outstanding following the Separation through September 30, 2010.

For the three and nine months ended September 30, 2010, diluted earnings per share was computed using (i) the number of shares of common stock outstanding immediately following the Separation, (ii) the weighted average number of such shares outstanding following the Separation through September 30, 2010, and (iii) if dilutive, the incremental common stock that the Company would issue upon the assumed exercise of stock options and the vesting of restricted stock units (“RSUs”) using the treasury stock method.

For the three and nine months ended September 30, 2009, basic and diluted earnings per share were computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period.

For the three and nine months ended September 30, 2010, 1.4 million stock options and RSUs were excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

•

The Company assumed TFAC’s defined benefit pension plan, which was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company assumed the entire benefit obligation and all the plan assets associated with the defined benefit pension plan, including the portion attributable to participants who were employees of the businesses retained by CoreLogic in connection with the Separation, and CoreLogic issued a $19.9 million note payable to the Company which approximated the unfunded portion of the benefit obligation attributable to those participants. See Note 17 Transactions with CoreLogic/TFAC to the condensed consolidated and combined financial statements for further discussion of this note receivable from CoreLogic.

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

Net periodic cost related to (i) the Company’s employees’ participation in TFAC’s defined benefit pension and supplemental benefit plans prior to the Separation and (ii) the Company’s defined benefit pension and supplemental benefit plans following the Separation includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Expense:
Service Cost	$990	$1,446	$2,969	$3,684
Interest Cost	8,215	7,178	22,974	21,633
Expected return on plan assets	(3,482)	(4,261)	(9,304)	(12,801)
Amortization of prior service credit	(261)	(259)	(784)	(784)
Amortization of net loss	5,840	4,959	16,249	14,996

	$11,302	$9,063	$32,104	$26,728

The Company contributed $20.7 million to the defined benefit pension and supplemental benefit plans during the nine months ended September 30, 2010, and expects to contribute an additional $7.3 million during the remainder of 2010. These contributions include both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

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

Due to CoreLogic/TFAC, net

The carrying amount for due to CoreLogic/TFAC, net is a reasonable estimate of fair value due to the short-term maturity of this liability.

Notes and contracts payable and allocated portion of TFAC debt

The fair values of notes and contracts payable and allocated portion of TFAC debt were estimated based on the current rates offered to the Company for debt of the same remaining maturities.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009 are presented in the following table.

	September 30, 2010		December 31, 2009
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$742,843	$742,843	$631,297	$631,297
Accounts and accrued income receivable, net	$247,561	$247,561	$239,166	$239,166
Loans receivable, net	$163,105	$151,720	$161,897	$165,130
Investments:
Deposits with savings and loan associations and banks	$68,272	$68,272	$75,505	$75,505
Debt securities	$1,959,445	$1,959,445	$1,838,719	$1,838,719
Equity securities	$284,094	$284,094	$51,020	$51,020
Other long-term investments	$189,451	$189,451	$275,275	$275,275
Notes receivable from CoreLogic/TFAC	$19,348	$19,154	$187,825	$189,830
Financial Liabilities:
Demand deposits	$1,439,885	$1,440,175	$1,153,574	$1,154,210
Accounts payable and accrued liabilities	$696,856	$696,856	$699,766	$699,766
Due to CoreLogic/TFAC, net	$4,965	$4,965	$12,264	$12,264
Notes and contracts payable	$296,675	$298,590	$119,313	$119,804
Allocated portion of TFAC debt	$—	$—	$140,000	$124,206

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

On June 1, 2010, certain executive officers were granted performance based RSUs. Up to one third of the performance based RSUs will vest on each of the third, fourth and fifth anniversaries of the date of the grant if the employee remains employed by the Company and the Company, as of the prospective vesting date, has met the specified compounded annual total stockholder return criteria. Due to the existence of the market requirement, the Company calculated the fair value of the performance based RSUs on the grant date using a Monte-Carlo Simulation to simulate a range of possible future stock prices for the Company. The performance based RSUs have a service and market requirement and are therefore expensed using the graded-vesting method to record share-based compensation expense. The performance based RSUs receive dividend equivalents in the form of performance based RSUs having the same vesting requirements as the performance based RSUs initially granted.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

The following table presents the share-based compensation expense associated with (i) the Company’s employees that participated in TFAC’s share-based compensation plans prior to the Separation and (ii) the Company’s share-based compensation plans following the Separation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2010	2009	2010	2009
Stock options	$93	$158	$229	$444
Restricted stock units	2,929	2,146	9,313	9,824
Employee stock purchase plan	153	128	463	404

	$3,175	$2,432	$10,005	$10,672

The following table summarizes RSU activity related to the Company’s employees participating in TFAC’s equity award plans prior to the Separation and activity under the Company’s equity award plans subsequent to the Separation through September 30, 2010:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Activity under TFAC plan:
RSUs unvested at December 31, 2009	1,145	$30.40
Granted during 2010	260	$33.93
Vested during 2010	(480)	$31.43
Forfeited during 2010	(3)	$28.02

RSUs unvested at May 31, 2010	922	$30.86
Transfer of corporate employees at June 1, 2010	113	$30.19

RSUs unvested at June 1, 2010	1,035	$30.78

Activity under Company plan:
Conversion of TFAC RSUs to Company RSUs at June 1, 2010 (1)	2,415	$13.24
Granted during 2010	864	$8.29
Vested during 2010	(185)	$12.36
Forfeited during 2010	(34)	$14.59

RSUs unvested at September 30, 2010	3,060	$11.88

(1)	At the date of the Separation, TFAC’s outstanding RSUs for employees of the Company and former employees of its businesses were converted into Company RSUs using a conversion ratio based on the closing price of TFAC common stock on June 1, 2010 divided by the closing price of the Company’s common stock on June 1, 2010.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

The following table summarizes stock option activity related to the Company’s employees participating in TFAC’s equity award plans prior to the Separation and activity under the Company’s equity award plans subsequent to the Separation through September 30, 2010:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Activity under TFAC plan:
Balance at December 31, 2009	1,127	$30.81
Exercised during 2010	(180)	$18.08
Forfeited during 2010	(18)	$41.87

Balance at May 31, 2010	929	$33.06
Transfer of corporate employees at June 1, 2010	362	$36.57

Balance at June 1, 2010	1,291	$34.04

Activity under Company plan:
Conversion of TFAC stock options to Company stock options at June 1, 2010 (1)	3,009	$14.62
Exercised during 2010	(5)	$8.43
Forfeited during 2010	(28)	$16.56

Balance at September 30, 2010	2,976	$14.61	3.7	$5,497

Vested and expected to vest at September 30, 2010	2,975	$14.61	3.7	$5,497

Exercisable at September 30, 2010	2,841	$14.35	3.6	$5,497

(1)	At the date of the Separation, TFAC’s outstanding stock options held by employees of the Company and former employees of its businesses were converted into Company stock options using a conversion ratio based on the closing price of TFAC common stock on June 1, 2010 divided by the closing price of the Company’s common stock on June 1, 2010.

Note 13 – Other Comprehensive Income (Loss)

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Components of other comprehensive income (loss) are as follows:

For the three months ended September 30, 2010:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at June 30, 2010	$(4,669)	$(878)	$(161,431)	$(166,978)
Pretax change	30,027	10,464	5,435	45,926
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	4,512	—	—	4,512
Tax effect	(14,477)	—	(2,047)	(16,524)

Balance at September 30, 2010	$15,393	$9,586	$(158,043)	$(133,064)

Allocated to the Company	$15,323	$9,509	$(158,043)	$(133,211)
Allocated to noncontrolling interests	70	77	—	147

Balance at September 30, 2010	$15,393	$9,586	$(158,043)	$(133,064)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

For the nine months ended September 30, 2010:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2009	$(10,546)	$5,255	$(146,174)	$(151,465)
Pretax change	35,596	4,331	16,036	55,963
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	8,738	—	—	8,738
Pretax change in connection with the Separation	—	—	(36,752)	(36,752)
Tax effect	(18,395)	—	8,847	(9,548)

Balance at September 30, 2010	$15,393	$9,586	$(158,043)	$(133,064)

Allocated to the Company	$15,323	$9,509	$(158,043)	$(133,211)
Allocated to noncontrolling interests	70	77	—	147

Balance at September 30, 2010	$15,393	$9,586	$(158,043)	$(133,064)

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, title insurance customer acquisition and retention practices and agency relationships. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Note 15 – Business Combinations

During the nine months ended September 30, 2010, the Company purchased the remaining noncontrolling interests in one company already included in the Company’s condensed consolidated and combined financial statements. The total purchase price of this transaction was $2.5 million in cash. In addition, the Company completed one acquisition during the nine months ended September 30, 2010, for $0.3 million in cash.

During the nine months ended September 30, 2009, the Company purchased the remaining noncontrolling interests in four companies already included in the Company’s condensed consolidated and combined financial statements. The total purchase price of these transactions was $11.3 million in cash.

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

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. This business is licensed to issue policies in all 50 states and actively issues policies in 43 states. In its largest market, California, it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. The home warranty business provides residential service contracts that cover residential systems and appliances against failures that occur as the result of normal usage during the coverage period. This business actively issues contracts in 34 states and the District of Columbia.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

The corporate division consists of certain financing facilities as well as the corporate services that support the Company’s business operations. Eliminations consist of inter-segment revenues and related expenses included in the results of the operating segments. The Company did not record inter-segment eliminations for the three and nine months ended September 30, 2009, as there was no inter-segment income or expense.

Selected financial information by reporting segment is as follows:

For the three months ended September 30, 2010:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$924,858	$59,994	$16,562	$13,009
Specialty Insurance	74,385	12,276	1,053	657
Corporate	4,768	(16,282)	944	2,739
Eliminations	(488)	—	—	—

	$1,003,523	$55,988	$18,559	$16,405

For the three months ended September 30, 2009:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,028,672	$69,973	$16,974	$7,175
Specialty Insurance	71,087	8,122	944	3,753
Corporate	822	(9,574)	1,944	—

	$1,100,581	$68,521	$19,862	$10,928

For the nine months ended September 30, 2010:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,667,038	$150,613	$51,870	$42,269
Specialty Insurance	213,645	32,448	4,189	2,601
Corporate	2,037	(45,538)	2,005	2,799
Eliminations	(848)	—	—	—

	$2,881,872	$137,523	$58,064	$47,669

For the nine months ended September 30, 2009:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,807,199	$156,623	$54,520	$22,255
Specialty Insurance	205,705	18,890	2,764	6,300
Corporate	1,137	(32,312)	3,373	—

	$3,014,041	$143,201	$60,657	$28,555

Note 17 – Transactions with CoreLogic/TFAC

Prior to the Separation, the Company had certain related party relationships with TFAC. The Company does not consider CoreLogic to be a related party subsequent to the Separation. The related party relationships with TFAC prior to the Separation and subsequent relationships with CoreLogic following the Separation are discussed further below.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

Transactions with TFAC prior to the Separation

Prior to the Separation, the Company was allocated corporate income and overhead expenses from TFAC for corporate-related functions based on an allocation methodology that considered the number of the Company’s domestic headcount, the Company’s total assets and total revenues or a combination of those drivers. General corporate overhead expense allocations include executive management, tax, accounting and auditing, legal and treasury services, payroll, human resources and certain employee benefits and marketing and communications. The Company was allocated general net corporate expenses of $23.3 million from TFAC during the current year prior to the June 1, 2010 Separation, and $14.0 million and $42.9 million for the three and nine months ended September 30, 2009, respectively, which are included within the investment income, net realized investment losses, salaries and other personnel costs, other operating expenses, depreciation and amortization and interest expense line items in the accompanying condensed consolidated and combined statements of income.

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

At December 31, 2009, the Company held notes receivable from TFAC totaling $187.8 million with a weighted average interest rate of 4.49%. The notes have maturity dates ranging from 2010 to 2020. In connection with the Separation, TFAC’s corresponding notes payable were assumed by the Company. Therefore, these notes receivable from TFAC eliminate in consolidation with TFAC’s notes payable assumed by the Company, resulting in no balance being reported on the Company’s condensed consolidated balance sheet as of September 30, 2010. Interest income earned on the notes receivable totaled $3.4 million in the current year prior to the June 1, 2010 Separation, and $2.9 million and $8.6 million for the three and nine months ended September 30, 2009, respectively. Following the Separation, there is no interest income reflected in connection with these notes receivable from TFAC.

During the year ended December 31, 2009, the Company made cash dividend payments of $83.0 million to TFAC which were recorded as a reduction of invested equity on the Company’s condensed combined balance sheet as of December 31, 2009. No cash dividends were paid to TFAC during 2010.

Transactions with CoreLogic following the Separation

In connection with the Separation, the Company and TFAC entered into various transition services agreements with effective dates of June 1, 2010. The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit. Except for the information technology services agreements, the transition services agreements are short-term in nature. The Company incurred $2.9 million and $3.9 million for the three and nine months ended September 30, 2010, respectively, under these agreements which are included in other operating expenses in the condensed consolidated statement of income. No amounts were reflected in the condensed consolidated and combined statements of income prior to June 1, 2010, as the transition services agreements were not effective prior to the Separation.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, each of the Company and CoreLogic agreed to assume and be responsible for 50% of certain of TFAC’s contingent and other corporate liabilities. All external costs and expenses associated with the management of these contingent and other corporate liabilities will be shared equally. These contingent and other corporate liabilities primarily relate to consolidated securities litigation and any actions with respect to the Separation or the Distribution brought by any third party. Contingent and other corporate liabilities that are related to only the information solutions or financial services businesses will generally be fully allocated to CoreLogic or the Company, respectively. At September 30, 2010, no reserves were considered necessary for such liabilities.

In connection with the Separation, TFAC issued to the Company and FATICO a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation. Under the terms of the Separation and Distribution Agreement, if the Company chooses to dispose of 1% or more of CoreLogic’s outstanding common stock at a given date, the Company must first provide CoreLogic with the option to purchase the shares. The Company has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising as a result of holding the shares for a longer period. The CoreLogic common stock is classified as available-for-sale and carried at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive loss. At September 30, 2010, the cost basis and estimated fair value of the CoreLogic common stock is $242.6 million and $247.8 million, respectively. The CoreLogic common stock is included in equity securities in the condensed consolidated balance sheet.

On June 1, 2010, the Company received a note receivable from CoreLogic in the amount of $19.9 million that accrues interest at 6.52%. Interest was first due on July 1, 2010 and is due quarterly thereafter. The note receivable is due on May 31, 2017. The note approximated the unfunded portion of the benefit obligation attributable to participants of the defined benefit pension plan who were employees of TFAC’s businesses that were retained by CoreLogic in connection with the Separation. See Note 10 Employee Benefit Plans to the condensed consolidated and combined financial statements for further discussion of the defined benefit pension plan.

At September 30, 2010 and December 31, 2009, the Company’s federal savings bank subsidiary, First American Trust, FSB, held $9.4 million and $20.1 million, respectively, of interest and non-interest bearing demand deposits owned by CoreLogic. These deposits are included in demand deposits in the condensed consolidated and combined balance sheets. Interest expense on the deposits was immaterial for all periods presented.

Prior to the Separation, the Company owned three office buildings that were leased to CoreLogic under the terms of formal lease agreements. In connection with the Separation, the Company distributed one of the office buildings to CoreLogic, and currently owns two office buildings that are leased to CoreLogic under the terms of formal lease agreements. Rental income associated with these properties totaled $1.1 million and $5.1 million for the three and nine months ended September 30, 2010, respectively, and $1.8 million and $6.1 million for the three and nine months ended September 30, 2009, respectively.

The Company and CoreLogic are also parties to certain ordinary course commercial agreements and transactions. The expenses associated with these transactions, which primarily relate to purchases of data and other settlement services totaled $4.6 million and $17.4 million for the three and nine months ended September 30, 2010, respectively, and $9.4 million and $32.9 million for the three and nine months ended September 30, 2009, respectively, and are included in other operating expenses in the Company’s condensed consolidated and combined statements of income.

Prior to the Separation, certain transactions with TFAC were settled in cash and the remaining transactions were settled by non-cash capital contributions between the Company and TFAC, which resulted in net non-cash contributions from TFAC to the Company of $2.1 million in the current year prior to June 1, 2010. Following the Separation, all transactions with CoreLogic are settled in cash.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated and Combined Financial Statements - (Continued)

(Unaudited)

Note 18 – Pending Accounting Pronouncements

In July 2010, the FASB issued updated guidance related to credit risk disclosures for finance receivables and the related allowance for credit losses. The updated guidance requires entities to disclose information at disaggregated levels, specifically defined as “portfolio segments” and “classes”. Expanded disclosures include, among other things, roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables (including their aging) as of the end of a reporting period. The updated guidance is effective for interim and annual reporting periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual reporting periods beginning after December 15, 2010. Except for the disclosure requirements, management does not expect the adoption of this standard to have a material impact on the Company’s condensed consolidated and combined financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Except for the disclosure requirements, management does not expect the adoption of this standard to have a material impact on the Company’s condensed consolidated and combined financial statements.

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

This Management’s Discussion and Analysis contains certain financial measures, in particular, presentation of pre-tax margins excluding the impacts of certain non-operating revenues, that are not presented in accordance with generally accepted accounting principles (“GAAP”). The Company is presenting these non-GAAP financial measures because they provide the Company’s management and readers of the Quarterly Report on Form 10-Q with additional insight into the operational performance of the Company relative to earlier periods and relative to the Company’s competitors. The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this Quarterly Report on Form 10-Q should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those policies used in the preparation of First American Financial Corporation’s (the “Company”) financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in the Management’s Discussion and Analysis section of the information statement filed as Exhibit 99.1 to the Company’s current report on Form 8-K dated May 26, 2010.

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

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. This updated guidance became effective for interim or annual financial reporting periods beginning after December 15, 2009. Except for the disclosure requirements, the adoption of this statement did not have an impact on the Company’s condensed consolidated and combined financial statements.

In February 2010, the FASB issued updated guidance which amended the subsequent events disclosure requirements to eliminate the requirement for Securities and Exchange Commission (“SEC”) filers to disclose the date through which it has evaluated subsequent events, clarify the period through which conduit bond obligors must evaluate subsequent events and refine the scope of the disclosure requirements for reissued financial statements. The updated guidance was effective upon issuance. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s condensed consolidated and combined financial statements.

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

Pending Accounting Pronouncements:

In July 2010, the FASB issued updated guidance related to credit risk disclosures for finance receivables and the related allowance for credit losses. The updated guidance requires entities to disclose information at disaggregated levels, specifically defined as “portfolio segments” and “classes”. Expanded disclosures include, among other things, roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables (including their aging) as of the end of a reporting period. The updated guidance is effective for interim and annual reporting periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual reporting periods beginning after December 15, 2010. Except for the disclosure requirements, management does not expect the adoption of this standard to have a material impact on the Company’s condensed consolidated and combined financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Management does not expect the adoption of this standard to have a material impact on the Company’s condensed consolidated and combined financial statements.

OVERVIEW

Corporate Update

The Company became a publicly traded company following its spin-off from its prior parent, The First American Corporation (“TFAC”) on June 1, 2010 (the “Separation”). On that date, TFAC distributed all of the Company’s outstanding shares to the record date shareholders of TFAC on a one-for-one basis (the “Distribution”). After the Distribution, the Company owns TFAC’s financial services businesses and TFAC, which reincorporated and assumed the name CoreLogic, Inc. (“CoreLogic”), continues to own its information solutions businesses. The Company’s common stock trades on the New York Stock Exchange under the “FAF” ticker symbol and CoreLogic’s common stock trades on the New York Stock Exchange under the ticker symbol “CLGX.”

To effect the Separation, TFAC and the Company entered into a Separation and Distribution Agreement (the “Separation and Distribution Agreement”) that governs the rights and obligations of the Company and CoreLogic regarding the Distribution. It also governs the relationship between the Company and CoreLogic subsequent to the completion of the Separation and provides for the allocation between the Company and CoreLogic of TFAC’s assets and liabilities. The Separation and Distribution Agreement identifies assets, liabilities and contracts that were allocated between CoreLogic and the Company as part of the Separation and describes the transfers, assumptions and assignments of these assets, liabilities and contracts. In particular, the Separation and Distribution Agreement provides that, subject to the terms and conditions contained therein:

•

All of the assets and liabilities primarily related to the Company’s business—primarily the business and operations of TFAC’s title insurance and services segment and specialty insurance segment—have been retained by or transferred to the Company;

•

All of the assets and liabilities primarily related to CoreLogic’s business—primarily the business and operations of TFAC’s data and analytic solutions, information and outsourcing solutions and risk mitigation and business solutions segments—have been retained by or transferred to CoreLogic;

•

On the record date for the Distribution, TFAC issued to the Company and its principal title insurance subsidiary, First American Title Insurance Company (“FATICO”) a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation.

•

The Company effectively assumed $200.0 million of the outstanding liability for indebtedness under TFAC’s senior secured credit facility through the Company’s borrowing and transferring to CoreLogic of $200.0 million under the Company’s credit facility in connection with the Separation.

The Separation resulted in a net distribution from the Company to TFAC of $178.2 million. In connection with such distribution, the Company assumed $22.1 million of accumulated other comprehensive loss, net of tax, which was primarily related to the Company’s assumption of the unfunded portion of the defined benefit pension obligation.

Results of Operations

Summary of Third Quarter

The dollar amount of US mortgage originations decreased 22.1% in the third quarter of 2010, when compared with the same period of the prior year according to the Mortgage Bankers Association’s September 2010 Long-term Mortgage Finance Forecast (the “MBA Forecast”). This decrease in mortgage originations was due to a softening in the purchase market and a slight decline in the refinance market. According to the MBA Forecast, the dollar amount of purchase originations decreased 47.5% and refinance originations decreased 3.1%, in the third quarter of 2010 when compared with the same quarter of the prior year. The overall decline in mortgage originations impacted the Company’s title revenues (excluding net realized investment losses and net other-than-temporary impairment losses), which saw a decrease of 9.4% in the third quarter of 2010, when compared with the same period of the prior year. The decline in the Company’s revenues is less severe than the overall mortgage origination decline due to a number of factors, including market share gains, rate increases, and increased commercial activity.

Total expenses for the Company, before income taxes, decreased 8.2% in the third quarter of 2010 when compared with the same period of the prior year, which is primarily attributable to the Company’s cost containment efforts and increased operating efficiencies.

Net income was $33.3 million and $40.9 million for the three months ended September 30, 2010 and 2009, respectively. Net income attributable to the Company for the three months ended September 30, 2010 was $33.1 million, or $0.31 per diluted share, compared with net income attributable to the Company of $38.8 million, or $0.37 per diluted share, for the same period of the prior year. Net income attributable to noncontrolling interests was $0.2 million and $2.1 million for the three months ended September 30, 2010 and September 30, 2009, respectively.

Despite the low interest rate environment, which has had a favorable effect on the Company’s businesses, mortgage credit still remains generally tight, which together with the uncertainty in general economic conditions, continues to impact the demand for most of the Company’s products and services. These conditions have also had an impact on, and continue to impact, the performance and financial condition of some of the Company’s customers; should these parties continue to encounter significant issues, those issues may lead to negative impacts on the Company’s revenue, claims, earnings and liquidity.

Management expects the above mentioned conditions will continue impacting the Company. Given this outlook, the Company continues its focus on controlling costs by, among other cost containment initiatives, reducing employee counts and improving the efficiencies of previously centralized functions.

Additionally, beginning at the end of September 2010, several lenders announced that they would suspend certain foreclosures as a result of potential deficiencies in their foreclosure processes. Though the effects of these deficiencies and the foreclosure suspensions are currently unknown, it is possible that revenues tied to foreclosures will decline, especially in the short term, and the Company may incur costs associated with its duty to defend its insureds’ title to foreclosed properties they have purchased. At this time, management does not believe these matters will have a material adverse effect on the Company.

Title Insurance and Services

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenues
Direct premiums and escrow fees	$356,804	$378,285	$(21,481)	(5.7)%	$1,012,108	$1,134,726	$(122,618)	(10.8)%
Agent premiums	397,389	450,829	(53,440)	(11.9)	1,139,439	1,100,196	39,243	3.6
Information and other	153,220	172,166	(18,946)	(11.0)	451,339	504,185	(52,846)	(10.5)
Investment income	19,962	21,931	(1,969)	(9.0)	60,416	76,677	(16,261)	(21.2)
Net realized investment (losses) gains	(577)	8,309	(8,886)	(106.9)	10,785	15,730	(4,945)	(31.4)
Net other-than-temporary impairment losses recognized in earnings	(1,940)	(2,848)	908	31.9	(7,049)	(24,315)	17,266	71.0

	924,858	1,028,672	(103,814)	(10.1)	2,667,038	2,807,199	(140,161)	(5.0)

Expenses
Salaries and other personnel costs	285,643	286,380	(737)	(0.3)	832,834	858,435	(25,601)	(3.0)
Premiums retained by agents	320,398	363,408	(43,010)	(11.8)	916,975	881,571	35,404	4.0
Other operating expenses	182,301	230,130	(47,829)	(20.8)	545,186	661,619	(116,433)	(17.6)
Provision for policy losses and other claims	49,546	49,377	169	0.3	138,196	158,859	(20,663)	(13.0)
Depreciation and amortization	16,562	16,974	(412)	(2.4)	51,870	54,520	(2,650)	(4.9)
Premium taxes	8,609	9,133	(524)	(5.7)	25,056	23,406	1,650	7.0
Interest	1,805	3,297	(1,492)	(45.3)	6,308	12,166	(5,858)	(48.2)

	864,864	958,699	(93,835)	(9.8)	2,516,425	2,650,576	(134,151)	(5.1)

Income before income taxes	$59,994	$69,973	$(9,979)	(14.3)%	$150,613	$156,623	$(6,010)	(3.8)%

Margins	6.5%	6.8%	(0.3)%	(4.6)%	5.6%	5.6%	0.1%	1.2%

During the third quarter of 2010, the Company changed the presentation of its revenues for the title insurance and services segment. This change resulted in direct revenues from insured products being presented separately from direct revenues from non-insured products. Direct revenues from insured products are included in direct premiums and escrow fees, while direct revenues from non-insured products are included in information and other. Information and other is primarily comprised of revenues generated from fees associated with title search and related reports, title and other real property records and images, and other non-insured settlement services. This change also impacted the reporting of certain metrics discussed below, such as direct title orders closed, average revenues per direct title order closed and provision for title insurance policy losses as a percentage of title insurance premiums and escrow fees. The Company has reclassified prior period data to conform to the current presentation.

Direct premiums and escrow fees were $356.8 million and $1,012.1 million for the three and nine months ended September 30, 2010, decreases of $21.5 million, or 5.7%, and $122.6 million, or 10.8%, when compared with the respective periods of the prior year. These decreases were due to a decline in the number of title orders closed by the Company’s direct operations, offset in part by an increase in the average revenues per order closed. The Company’s direct operations closed 272,900 and 774,400 title orders during the current three and nine month periods, respectively, decreases of 13.0% and 23.9% when compared with the same periods of the prior year. The decrease in the number of closed orders was primarily due to the decline in mortgage originations. Mortgage originations declined by 22.1% and 23.6% for the three and nine months ended September 30, 2010, when compared with the respective prior year periods. The average revenues per order closed was $1,307 for the three and nine months ended September 30, 2010, increases of 8.4% and 17.3% when compared with the respective periods of the prior year. There were a number of factors contributing to the increase in average revenues per order closed including an increase in the mix of direct revenue coming from the commercial divisions and filed rate increases that have taken effect.

Agency premiums were $397.4 million and $1,139.4 million for the three and nine months ended September 30, 2010, a decrease of $53.4 million, or 11.9%, from the prior year three month period and an increase of $39.2 million, or 3.6%, when compared with the prior year nine month period. The decrease when compared to the prior year three month period reflects the decline in mortgage originations, consistent with the direct operations. The increase when compared to the prior year nine month period reflects the increased market share that the Company has achieved as well as increased premiums due to filed rate increases.

Information and other revenue was $153.2 million and $451.3 million for the three and nine months ended September 30, 2010, a decrease of $18.9 million, or 11.0%, from the prior year three month period and a decrease of $52.8 million, or 10.5%, when compared with the prior year nine month period. The decreases in the current periods when compared to the respective periods of the prior year are primarily attributable to the decline in mortgage origination volumes, which decreased by 22.1% and 23.6% for the three and nine months ended September 30, 2010, when compared with the respective prior year periods. The revenues included in information and other are generally impacted by mortgage origination volumes.

Investment income totaled $20.0 million and $60.4 million for the three and nine months ended September 30, 2010, respectively, decreases of $2.0 million, or 9.0%, and $16.3 million, or 21.2%, for the three and nine months ended September 30, 2010, when compared with the respective periods of the prior year. These decreases primarily reflect declining yields earned from the Company’s investment portfolio and decreased net interest income at the Company’s trust division.

Net realized investment losses totaled $0.6 million for the three months ended September 30, 2010, and net realized investment gains totaled $10.8 million for the nine months ended September 30, 2010, decreases of $8.9 million and $4.9 million when compared with the respective periods of the prior year. The decrease in net realized investment gains is primarily due to lower realized gains from the sale of investment securities in the current year periods when compared to the prior year periods.

Net other-than-temporary impairment losses recognized in earnings totaled $1.9 million and $7.0 million for the three and nine months ended September 30, 2010, respectively. Net other-than-temporary impairment losses recognized in earnings totaled $2.8 million and $24.3 million for the three and nine months ended September 30, 2009, respectively. The decrease reflects a reduction in impairment losses on debt and equity securities in the current periods compared with the respective periods of the prior year.

Salaries and other personnel costs for the title insurance and services segment were $285.6 million and $832.8 million for the three and nine months ended September 30, 2010, respectively, decreases of $0.7 million, or 0.3%, and $25.6 million, or 3.0%, when compared with the respective periods of the prior year. The decrease for the three and nine month periods is primarily due to a reduction in domestic headcount and overtime expense. The decrease was partially offset by increased salaries and other personnel costs recognized in the current year periods due to certain functions that were performed by TFAC prior to the Separation being performed internally by the Company following the Separation. This resulted in an increase in salaries and other personnel costs and a decrease in other operating expenses for the title segment, since prior to the Separation the costs associated with these services were allocated to the Company from TFAC and charged to other operating expenses, however following the Separation the Company performs these functions with internal resources, which results in an increase in salaries and other personnel costs.

Agents retained $320.4 million and $917.0 million of title premiums generated by agency operations for the three and nine months ended September 30, 2010, which compares with $363.4 million and $881.6 million for the respective periods of the prior year. The percentage of title premiums retained by agents was 80.6% and 80.5% for the three and nine months ended September 30, 2010, flat when compared to the same three month period of the prior year and up from 80.1% when compared to the same nine month period of the prior year. Agent retention varies from state to state and the geographic mix of agent premiums has a significant impact on the agent retention. Agents in the western states typically have a higher retention than those in the eastern states. Agency revenues in 2010 have been stronger in the western states thereby leading to a higher retention percentage. The Company continues to focus on improving its agent retention by negotiating better splits as new agents are signed or as contracts come up for renewal.

Other operating expenses for the title insurance and services segment were $182.3 million and $545.2 million for the three and nine months ended September 30, 2010, respectively, decreases of $47.8 million, or 20.8%, and $116.4 million, or 17.6%, when compared with the same periods of the prior year. These decreases were primarily due to a decline in title production costs, office related expenses and other cost containment programs. As discussed above, the decrease in other operating expenses is partially attributable to certain functions that were performed by TFAC prior to the Separation being performed internally by the Company following the Separation. This resulted in a decrease in other operating expenses for the title segment, since prior to the Separation the costs associated with these services were allocated to the Company from TFAC and charged to other operating expenses, however following the Separation the Company performs these functions with internal resources.

The provision for title insurance policy losses as a percentage of title insurance premiums and escrow fees was 6.6% and 6.4% for the three and nine months ended September 30, 2010, respectively, compared with 6.0% and 7.1% for the respective three and nine month periods of the prior year. During the quarter ended September 30, 2010, the Company recorded $15.5 million of provision for title insurance policy losses due to higher than estimated claims experience for prior policy years, primarily policy years 2007 and 2006. This increase was partially offset by an improvement in the expected ultimate loss rate for policy year 2010, as a result of continued better than expected claims development. The expected ultimate loss rate for policy year 2010 was lowered to 5.2% during the quarter ended September 30, 2010, which resulted in a $4.2 million benefit recorded to provision for title insurance policy losses.

Premium taxes were $25.1 million and $23.4 million for the nine months ended September 30, 2010 and 2009, respectively. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.2% and 1.0% for the current nine month period and for the same period of the prior year, respectively.

The title insurance business has a relatively high proportion of fixed costs. Accordingly, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are also affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinance transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Pre-tax margins were 6.5% and 5.6% for the three and nine month period ending September 30, 2010, compared with pre-tax margins of 6.8% and 5.6% for the three and nine month period ending September 30, 2009, respectively. The decrease in margin for the quarter ended September 30, 2010 when compared to the prior year quarter is primarily due to the combined decline in net realized investment (losses) gains and net other-than-temporary impairment losses of $8.0 million. Net realized investment (losses) gains and net other-than-temporary impairment losses impacted pre-tax margin by (0.2%) and 0.5% for the three months ended September 30, 2010 and 2009, respectively. Excluding these non-operating revenue items, the adjusted pre-tax margin was 6.7% for the three months ended September 30, 2010, compared to 6.3% for the same period of the prior year. The increase in adjusted pre-tax margin was achieved despite a 9.4% revenue decline, which is attributable to the Company’s focus on expense management and increasing operational efficiencies.

Specialty Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
( in thousands, except percentages)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenues
Direct premiums	$69,237	$68,283	$954	1.4%	$202,730	$202,725	$5	0.0%
Investment income	2,974	3,337	(363)	(10.9)	9,155	10,212	(1,057)	(10.4)
Net realized investment gains (losses)	2,174	(45)	2,219	N/M [1]	1,871	(450)	2,321	515.8
Net other-than-temporary impairment losses recognized in earnings	—	(488)	488	100.0	(111)	(6,782)	6,671	98.4

	74,385	71,087	3,298	4.6	213,645	205,705	7,940	3.9

Expenses
Salaries and other personnel costs	12,576	14,291	(1,715)	(12.0)	39,401	42,264	(2,863)	(6.8)
Other operating expenses	10,414	9,200	1,214	13.2	32,120	31,526	594	1.9
Provision for policy losses and other claims	36,904	37,307	(403)	(1.1)	102,240	106,885	(4,645)	(4.3)
Depreciation and amortization	1,053	944	109	11.5	4,189	2,764	1,425	51.6
Premium taxes	1,158	1,216	(58)	(4.8)	3,233	3,359	(126)	(3.8)
Interest	4	7	(3)	(42.9)	14	17	(3)	(17.6)

	62,109	62,965	(856)	(1.4)	181,197	186,815	(5,618)	(3.0)

Income before income taxes	$12,276	$8,122	$4,154	51.1%	$32,448	$18,890	$13,558	71.8%

Margins	16.5%	11.4%	5.1%	44.4%	15.2%	9.2%	6.0%	65.4%

(1)	Not meaningful

Direct premiums for the specialty insurance segment were $69.2 million and $202.7 million for the three and nine months ended September 30, 2010, respectively, an increase of $1.0 million, when compared with the same three month period of the prior year and flat when compared to the same nine month period of the prior year.

Investment income for the segment totaled $3.0 million and $9.2 million for the three and nine months ended September 30, 2010, respectively, decreases of $0.4 million, or 10.9%, and $1.1 million, or 10.4%, when compared with the same periods of the prior year. These decreases primarily reflected the decreased yields earned from the investment portfolio.

Net realized investment gains totaled $2.2 million and $1.9 million for the three and nine months ended September 30, 2010, respectively, an increase of $2.2 million and $2.3 million when compared with the same periods of the prior year. The increase for the three and nine month periods is primarily attributable to realized gains on investment securities that were sold during the three months ended September 30, 2010.

Specialty insurance recognized no net other-than-temporary impairment losses for the three months ended September 30, 2010, and $0.1 million for the nine months ended September 30, 2010, compared with net other-than-temporary impairment losses recognized in earnings of $0.5 million and $6.8 million for the respective periods of the prior year. The decrease reflects a reduction in impairment losses on debt and equity securities in the current periods compared with the respective periods of the prior year.

Specialty insurance salaries and other personnel costs and other operating expenses were $23.0 million and $71.5 million for the three and nine months ended September 30, 2010, respectively, decreases of $0.5 million, or 2.1%, and $2.3 million, or 3.1%, when compared with the same periods of the prior year. These decreases primarily related to a reduction in headcount and other cost containment initiatives.

For the home warranty business, the claims provision as a percentage of home warranty premiums was 51.6% for the current nine month period and 55.6% for the same period of the prior year. This decrease in rate was primarily due to a lower average cost per claim. For the property and casualty business, the claims provision as a percentage of property and casualty insurance premiums was 48.6% for the current nine month period, an increase when compared with 48.3% for the same period of the prior year. This increase was primarily due to $2.1 million in winter storm losses in January and February, with no comparable storm losses last year, partially offset by a decrease in core or routine losses.

Premium taxes were $3.2 million and $3.4 million for the nine months ended September 30, 2010 and 2009, respectively. Premium taxes as a percentage of specialty insurance segment premiums were 1.6% and 1.7% for the current nine month period and for the same period of the prior year, respectively.

A significant portion of the revenues for the specialty insurance businesses are not dependent on the level of real estate activity, with a large portion generated from renewals. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margins for the current three and nine month periods of 2010 were 16.5% and 15.2%, up from 11.4% and 9.2% for the three and nine month period ending September 30, 2009, respectively.

Corporate

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2010	2009	$ Change	% Change	2010	2009	$ Change	% Change
Revenues
Investment income	$4,861	$892	$3,969	445.0%	$2,557	$2,274	$283	12.4%
Net realized investment losses	(93)	(70)	(23)	(32.9)	(520)	(1,137)	617	54.3

	4,768	822	3,946	480.0	2,037	1,137	900	79.2

Expenses
Salaries and other personnel costs	9,827	1,813	8,014	442.0	20,155	12,221	7,934	64.9
Other operating expenses	7,538	4,964	2,574	51.9	20,664	12,980	7,684	59.2
Depreciation and amortization	944	1,944	(1,000)	(51.4)	2,005	3,373	(1,368)	(40.6)
Interest	2,741	1,675	1,066	63.6	4,751	4,875	(124)	(2.5)

	21,050	10,396	10,654	102.5	47,575	33,449	14,126	42.2

Loss before income taxes	$(16,282)	$(9,574)	$(6,708)	(70.1)%	$(45,538)	$(32,312)	$(13,226)	(40.9)%

Investment income totaled $4.9 million and $2.6 million for the three and nine months ended September 30, 2010, respectively, compared with investment income of $0.9 million and $2.3 million for the respective periods of the prior year. The increases in the current year periods were primarily due to an increase in yields earned on investments associated with the Company’s deferred compensation plan.

Corporate salaries and other personnel costs totaled $9.8 million and $20.2 million for the three and nine months ended September 30, 2010, respectively, increases of $8.0 million and $7.9 million when compared with the respective periods of the prior year. These increases are primarily due to a higher level of corporate salaries and other personnel costs following the Separation when compared to the amounts allocated from TFAC prior to the Separation. Following the Separation, the Company is a separate publicly traded company, which resulted in a higher level of corporate costs. The increases were also due to an increase in costs associated with the Company’s deferred compensation plan. The increase in costs associated with the Company’s deferred compensation plan is offset by the increase in income earned on investments associated with the deferred compensation plan, as discussed above.

Other operating expenses were $7.5 million and $20.7 million for the three and nine months ended September 30, 2010, respectively, increases of $2.6 million, or 51.9%, and $7.7 million, or 59.2%, when compared with the same periods of the prior year. These increases are primarily due to a higher level of corporate other operating expenses following the Separation when compared to the amounts allocated from TFAC prior to the Separation. Following the Separation, the Company is a

separate publicly traded company, which resulted in a higher level of corporate costs. Other operating expenses also increased due to elevated professional services expenses incurred in the current year related to the Separation.

Interest expense was $2.7 million and $4.8 million for the three and nine months ended September 30, 2010, respectively, an increase of $1.1 million, or 63.6%, from the prior year three month period and a decrease of $0.1 million, or 2.5%, when compared with the prior year nine month period. Corporate interest expense decreased relative to the prior nine month period due to a reduction in the interest rate on the Company’s allocated portion of TFAC’s debt. The interest rate is a variable rate and interest rates have declined in 2010. Additionally, in connection with the Separation, the Company borrowed $200.0 million under its new credit facility and paid off the allocated portion of TFAC’s debt. The new credit facility bears interest at a higher rate, which partially offsets the benefit realized from the reduction in the interest rate associated with the allocated portion of TFAC’s debt.

Eliminations

Eliminations represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the condensed consolidated and combined financial statements. The Company’s inter-segment eliminations were not material for the three and nine months ended September 30, 2010. The Company did not record inter-segment eliminations for the three and nine months ended September 30, 2009, as there was no inter-segment income or expense.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 40.4% and 40.9% for the three and nine months ended September 30, 2010, and 40.3% and 43.0% for the same periods of the prior year. The effective income tax rate includes a provision for state income and franchise taxes for noninsurance subsidiaries. The differences in the effective rates in the current year periods were primarily attributable to changes in the mix of taxable and non-taxable income for state tax purposes, decreased taxable income from foreign sources, and changes in the ratio of permanent differences to income before income taxes.

The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The Company continues to monitor the realizability of recognized, impairment, and unrecognized losses recorded through September 30, 2010. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations.

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income was $33.3 million and $81.2 million for the three and nine months ended September 30, 2010. Net income was $40.9 million and $81.7 million for the three and nine months ended September 30, 2009. Net income attributable to the Company for the three and nine months ended September 30, 2010, was $33.1 million, or $0.31 per diluted share, and $80.7 million, or $0.76 per diluted share. Net income attributable to the Company for the three and nine months ended September 30, 2009, was $38.8 million, or $0.37 per diluted share, and $72.3 million, or $0.70 per diluted share. Net income attributable to noncontrolling interests was $0.2 million and $0.5 million for the three and nine months ended September 30, 2010. Net income attributable to noncontrolling interests was $2.1 million and $9.4 million for the three and nine months ended September 30, 2009. The decrease in net income attributable to noncontrolling interests for the three and nine months ended September 30, 2010 of $1.9 million and $8.9 million, respectively, when compared to the respective periods in the prior year is primarily due to the purchase of subsidiary shares from noncontrolling interests in the fourth quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Total cash and cash equivalents increased $111.5 million for the nine months ended September 30, 2010 and increased $64.5 million for the nine months ended September 30, 2009. The increase for the current year period was due primarily to an increase in demand deposits, proceeds from issuance of debt, as well as cash provided by operations. Offsetting the increase were uses of cash for repayment of debt, cash distributions to TFAC upon separation and capital expenditures. The increase for the prior year period was due primarily to net cash provided by operations and net proceeds from debt and equity securities. The increase was offset by a decrease in demand deposits, repayment of debt, dividends paid to TFAC and capital expenditures.

Notes and contracts payable (including allocated portion of TFAC debt) as a percentage of total capitalization was 13.3% at September 30, 2010 and 11.3% at December 31, 2009.

On April 12, 2010, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) in its capacity as administrative agent and a syndicate of lenders.

The credit agreement is comprised of a $400.0 million revolving credit facility. The revolving loan commitments terminate on the third anniversary of the date of closing, or June 1, 2013. On June 1, 2010, the Company borrowed $200.0 million under the facility and transferred such funds to CoreLogic, as previously contemplated in connection with the Separation. Proceeds may also be used for general corporate purposes. At September 30, 2010, the interest rate associated with the $200.0 million borrowed under the facility is 3.06%.

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

As of September 30, 2010, the Company’s debt and equity investment securities portfolio consists of approximately 88% of fixed income securities. As of that date, over 72% of the Company’s fixed income investments are held in securities that are United States government-backed or rated AAA and approximately 95% of the fixed income portfolio is rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on S&P and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

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

September 30, 2010	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade
U.S. Treasury bonds	0.0%	0.0%	0.0%
Municipal bonds	100.0%	0.0%	0.0%
Foreign bonds	99.6%	0.4%	0.0%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed and asset-backed securities	0.5%	0.0%	99.5%
Corporate debt securities	100.0%	0.0%	0.0%
Preferred stock	0.0%	0.0%	100.0%

	85.8%	0.1%	14.1%

Approximately 25% of the Company’s municipal bonds portfolio has third party insurance in effect.

Substantially all securities in the Company’s non-agency mortgage-backed and asset-backed portfolio are senior tranches and were investment grade at the time of purchase, however many have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed and asset-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on S&P and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected. All amounts and ratings are as of September 30, 2010.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$7,092	$2,340	0.0%	0.0%	100.0%
2006	7	33,701	24,388	0.0%	0.0%	100.0%
2005	2	7,563	5,598	0.0%	0.0%	100.0%
2003	1	342	333	100.0%	0.0%	0.0%
Alt-A single family residential:
2007	2	20,011	16,570	0.0%	0.0%	100.0%

	13	$68,709	$49,229	0.5%	0.0%	99.5%

As of September 30, 2010, five non-agency mortgage-backed and asset-backed securities with an amortized cost of $31.0 million and an estimated fair value of $21.9 million were on negative credit watch by either S&P or Moody’s.

The Company assessed its non-agency mortgage-backed and asset-backed securities portfolio to determine what portion of the portfolio, if any, is other-than-temporarily impaired at September 30, 2010. Management’s analysis of the portfolio included its expectations of the future performance of the underlying collateral, including, but not limited to, prepayments, defaults and loss severity assumptions. In developing these expectations, the Company utilized publicly available information related to individual assets, analysts’ expectations on the expected performance of similar underlying collateral and certain of CoreLogic’s securities, loans and property data and market analytic tools. As a result of the Company’s security-level review, it recognized $1.9 million and $5.4 million of other-than-temporary impairments in earnings for the three and nine months ended September 30, 2010, respectively. Total other-than-temporary impairments for the three and nine months ended September 30, 2010 were $2.7 million and $5.3 million, respectively. No new material other-than-temporary impairments were recognized in other comprehensive income for the three and nine months ended September 30, 2010. The amounts remaining in other comprehensive income should not be recorded in earnings, because the losses were not considered to be credit related based on the Company’s other-than-temporary impairment analysis as discussed above.

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

The Company is also subject to equity price risk related to its equity securities portfolio. In connection with the Separation, the Company received shares of CoreLogic common stock. At September 30, 2010, the cost basis and estimated fair value of the CoreLogic common stock was $242.6 million and $247.8 million, respectively. The Company manages its equity price risk, including the risk associated with its CoreLogic common stock, through an investment committee of key executives which is advised by an experienced investment management staff.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, title insurance customer acquisition and retention practices and agency relationships. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate, they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of September 30, 2010 is approximately $0.9 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

4. A downgrade by ratings agencies, reductions in statutory surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter is currently rated “A3” by Moody’s, “A-” by Fitch, “BBB+” by Standard & Poor’s, “A-” by A.M. Best and “A’” by Demotech. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The Company’s principal title insurance underwriter maintained approximately $822.9 million of statutory surplus capital as of September 30, 2010. The current minimum statutory surplus capital required to be maintained by California law is $500,000. Accordingly, if the ratings or statutory surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

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

10. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations may limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. Under such regulations, the maximum amount of dividends, loans and advances available in 2010 from these insurance subsidiaries is $258.0 million.

11. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of the weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend, among other factors, upon the future performance of assets held in trust for the plan. The pension plan was underfunded as of September 30, 2010 by approximately $89.6 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings and expenses require adjustment. On June 1, 2010, CoreLogic, Inc. issued a $19.9 million promissory note to the Company which approximated the unfunded portion of the liability attributable to the plan participants that were employed in the information solutions group of The First American Corporation. There is no guarantee that CoreLogic, Inc. will fulfill its obligation under the note or that the amount of the note will be sufficient to ultimately cover the unfunded portion of the liability attributable to these employees. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

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

13. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported (“IBNR”) title claims

Title insurance policies are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70 to 80 percent of claim amounts become known in the first five years of the policy life, and the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years, while possible, is not considered reasonably likely. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is believed to be reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $101.3 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

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

15. The Company may not be able to realize the benefits of its offshore strategy

The Company utilizes lower cost labor in foreign countries, such as India and the Philippines, among others. These countries are subject to relatively high degrees of political and social instability and may lack the infrastructure to withstand natural disasters. Such disruptions could decrease efficiency and increase the Company’s costs in these countries. Weakness of the U.S. dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through this strategy. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, some of the Company’s customers may require it to use labor based in the United States. Laws or regulations that require the Company to use labor based in the United States or effectively increase the cost of the Company’s foreign labor also could be enacted. The Company may not be able to pass on these increased costs to its customers.

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

While the Company believes that they are appropriate, these provisions, which may only be amended by the affirmative vote of the holders of approximately 67 percent of the Company’s issued voting shares, could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring or preventing a change of control transaction that might involve a premium price or otherwise be considered favorably by the Company’s stockholders.

19. The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income securities (including mortgage-backed and asset-backed securities) and, as of September 30, 2010, $247.8 million in common stock of CoreLogic that was issued to the Company in connection with its spin-off separation from CoreLogic. The investment portfolio also includes money-market and other short-term investments, as well as some preferred and other common stock. Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk. Because a substantial proportion of the portfolio consists of the common stock of a single issuer, CoreLogic, the risk of loss in the portfolio also is impacted by factors that influence the value of CoreLogic’s stock, including, but not limited to, CoreLogic’s financial results and the market’s perception of CoreLogic’s and its industry’s prospects. Additionally, the risk of loss associated with the portfolio is increased during periods, such as the present period, of instability in credit markets and economic conditions. If the carrying value of the investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of the investments, which could have a material adverse effect on the Company’s results of operations, statutory surplus and financial condition.

20. The Company could have conflicts with CoreLogic

The Company and CoreLogic were part of a single publicly traded company, The First American Corporation, until the Company’s spin-off separation from CoreLogic on June 1, 2010. Conflicts with CoreLogic may arise as a result of the Company’s agreements with CoreLogic. Competition between the companies also could result in conflicts. While current competition between the companies is not material, the extent of future competition is unknown. In addition, Parker S. Kennedy serves as the executive chairman of both the Company and CoreLogic and therefore has obligations to both companies. As such, conflicts of interest with respect to matters potentially or actually affecting both companies may arise. Conflicts, competition or conflicts of interest pertaining to the Company’s relationship with CoreLogic could adversely affect the Company.

Item 5.	Other Information.

On October 27, 2010, the Company entered into an amended change in control agreement with, among other participants, each of its named executive officers, other than Mr. Kennedy who entered into his agreement on October 29, 2010. The amendments were entered into with a view to significantly reducing the overall benefit payable by the Company to participants and eliminating certain circumstances under which the benefit could become payable. The principal modifications were as follows:

1)	Reduction of the benefit payable upon trigger by providing that the executive receives twice, instead of three times, the executive’s base salary and bonus amount;

2)	Using the executive’s target bonus for the year in which the change in control occurs rather than the highest of the previous four years’ bonuses in the calculation. In the event there is no target bonus, the average of the previous three years’ bonuses is to be utilized;

3)	Eliminating the ability of the executive to receive a reduced benefit by voluntarily terminating employment during the thirty-day period following the first anniversary of the change in control; and

4)	Eliminating the Company’s obligation to gross-up the amount paid to the executive in the amount of any applicable excise tax. Instead, the executive will pay any applicable excise tax or, if the resulting after-tax benefit to the executive is higher, that the executive will receive $1 less than the amount that would trigger the excise tax.

The description above is qualified by reference to the amended form of agreement, a complete copy of which is attached hereto as Exhibit 10(c) and is hereby incorporated by reference.

With respect to the Company’s agreement with Mr. Kennedy, certain modifications have been made to avoid a duplication of benefits, given Mr. Kennedy’s service as executive chairman of the Company and CoreLogic, Inc. Mr. Kennedy’s agreement is attached hereto as Exhibit 10(d) and is hereby incorporated by reference. In connection with Mr. Kennedy’s entrance into such agreement, the Company, Mr. Kennedy and CoreLogic, Inc. also entered into a letter agreement terminating Mr. Kennedy’s prior change in control agreement. The letter agreement is attached hereto as Exhibit 10(e) and is hereby incorporated by reference.

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

By	/s/ Dennis J. Gilmore
Dennis J. Gilmore Chief Executive Officer (Principal Executive Officer)

By	/s/ Max O. Valdes
Max O. Valdes Chief Financial Officer (Principal Financial Officer)

Date: November 1, 2010

EXHIBIT INDEX

Exhibit No.	Description	Location

10(a)	Arrangement regarding salaries, bonuses and long term incentive restricted stock units for named executive officers, approved August 25, 2010 and August 31, 2010, respectively.	Incorporated by reference herein to the description contained in the Current Report on Form 8-K, dated August 31, 2010.

10(b)	First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of June 1, 2010. (superseding Exhibit 10(h) filed with Amendment No. 3 to Form 10 on April 30, 2010)	Attached.

10(c)	First American Financial Corporation Form of Amended and Restated Change in Control Agreement to be effective as of December 31, 2010.	Attached.

10(d)	Change in Control Agreement to be effective as of December 31, 2010, by and between First American Financial Corporation and Parker S. Kennedy.	Attached.

10(e)	Letter agreement dated October 29, 2010 among First American Financial Corporation, CoreLogic, Inc. and Parker S. Kennedy.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.