Form 10-K
period 2010-12-31
First American Financial Corp
filed 2011-03-01
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission file number 001-34580

(Exact name of registrant as specified in its charter)

Incorporated in Delaware	26-1911571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 First American Way, Santa Ana, California 92707-5913

(Address of principal executive offices) (Zip Code)

(714) 250-3000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Common	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒     No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was $1,304,313,092.

On February 18, 2011, there were 104,646,524 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2011 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE IMPACT OF UNCERTAINTY IN GENERAL ECONOMIC CONDITIONS AND TIGHT MORTGAGE;

•	THE COMPANY’S CONTINUED INITIATIVES TO CONTROL COSTS AND SCRUTINIZE THE PROFITABILITY OF ITS AGENCY RELATIONSHIPS;

•	THE COMPANY’S PURSUIT OF TARGETED GROWTH OPPORTUNITIES;

•	THE EFFECT OF A DECREASE IN PRODUCTS OR SERVICES PURCHASED BY OR FOR THE BENEFIT OF THE COMPANY’S MOST SIGNIFICANT CUSTOMERS;

•	ANTICIPATED OPPORTUNITIES FOR AND THE ABILITY OF THE COMPANY TO EXPAND INTERNATIONALLY;

•	EXPECTED MATURITY DATES OF CERTAIN ASSETS AND LIABILITIES THAT ARE SENSITIVE TO CHANGES IN INTEREST RATES;

•	FUTURE COMMERCIAL TITLE INSURANCE PROFIT MARGINS;

•	THE COMPANY’S CONTINUED PRACTICE OF ASSUMING AND CEDING LARGE TITLE INSURANCE RISKS THROUGH REINSURANCE AND COINSURANCE;

•	THE COMPETITIVE IMPORTANCE OF PRICE AND QUALITY AND TIMELINESS OF SERVICE;

•	CONTINUED PRICE ADJUSTMENTS;

•	THE ADEQUACY OF THE ALLOWANCE AGAINST FORESEEABLE LOAN LOSSES;

•	THE IMPACT OF CHANGES IN GOVERNMENT REGULATIONS;

•

THE LIKELIHOOD OF CHANGES IN EXPECTED ULTIMATE LOSSES AND CORRESPONDING LOSS RATES AND THE EFFECT OF INCREASED MORTGAGE LOAN UNDERWRITING STANDARDS AND LOWER RESIDENTIAL REAL ESTATE PRICES ON CLAIMS RISK FOR TITLE INSURANCE POLICIES ISSUED IN 2009 AND 2010;

•

UNCERTAINTY AND POTENTIAL FOR VOLATILITY IN THE CURRENT ECONOMIC ENVIRONMENT AND ITS EFFECT ON TITLE CLAIMS, THE VARIANCE BETWEEN ACTUAL CLAIMS EXPERIENCE AND PROJECTIONS AND THE NEED TO ADJUST RESERVES BASED ON UPDATED ESTIMATES OF FUTURE CLAIMS;

•	ASSUMPTIONS UNDERLYING GOODWILL VALUATIONS;

•	THE TIMING OF CLAIM PAYMENTS;

•	THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;

•	FUTURE PAYMENT OF DIVIDENDS;

•	THE EFFECT OF THE ISSUES FACING THE COMPANY’S CUSTOMERS;

•	THE EFFECT OF FORECLOSURE SUSPENSIONS AND POTENTIAL DEFICIENCIES IN LENDER FORECLOSURE PROCESSES;

•	THE COMPANY’S CONTINUED MONITORING OF ORDER VOLUMES AND RELATED STAFFING LEVELS, AND ADJUSTMENTS TO STAFFING LEVELS AS NECESSARY;

•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS;

•	THE UNITED STATES GOVERNMENT’S COMMITMENT TO ENSURING THAT FANNIE MAE AND FREDDIE MAC HAVE SUFFICIENT CAPITAL TO PERFORM UNDER GUARANTEES ISSUED AND TO MEET THEIR DEBT OBLIGATIONS;

•	POTENTIAL FUTURE IMPAIRMENT CHARGES RESULTING FROM VOLATILITY IN THE CURRENT MARKETS AND OTHER ASSUMPTIONS;

•	THE EFFECT OF PENDING AND RECENT ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;

•	THE SALE OF AND EXPECTED CASH FLOWS FOR DEBT SECURITIES AND ASSUMPTIONS RELATING THERETO;

•

THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES, POTENTIAL TAX PROVISIONS IN CONNECTION WITH THE EARNINGS OF FOREIGN SUBSIDIARIES AND THE ADEQUACY OF TAX AND RELATED INTEREST ESTIMATES IN CONNECTION WITH EXAMINATIONS BY TAX AUTHORITIES;

•	ESTIMATED NET LOSS AND PRIOR SERVICE CREDIT RELATING TO PENSION PLANS;

•	EXPECTED BENEFIT AND PENSION PLAN CONTRIBUTIONS, PAYMENTS AND INVESTMENT STRATEGY AND RETURN ASSUMPTIONS;

•	COMPENSATION COST RECOGNITION; AND

•	RESERVES FOR LIABILITIES ALLOCATED TO THE COMPANY IN CONNECTION WITH THE SEPARATION FROM THE FIRST AMERICAN CORPORATION,

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE:

•	INTEREST RATE FLUCTUATIONS;

•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;

•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;

•	GENERAL VOLATILITY IN THE CAPITAL MARKETS;

•	CHANGES IN APPLICABLE GOVERNMENT REGULATIONS;

•	REFORM OF GOVERNMENT-SPONSORED MORTGAGE ENTERPRISES

•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;

•	INCREASES IN THE SIZE OF THE COMPANY’S CUSTOMERS;

•	UNFAVORABLE ECONOMIC CONDITIONS;

•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;

•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;

•	EXPENSES OF AND FUNDING OBLIGATIONS TO THE PENSION PLAN;

•	WEAKNESS IN THE COMMERCIAL REAL ESTATE MARKET AND INCREASES IN THE AMOUNT OR SEVERITY OF COMMERCIAL REAL ESTATE TRANSACTION CLAIMS;

•	REGULATION OF TITLE INSURANCE RATES; AND

•	OTHER FACTORS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I

Item 1.    Business

The Company

First American Financial Corporation (the “Company”) was incorporated in the state of Delaware in January 2008 to serve as the holding company of The First American Corporation’s (“TFAC’s”) financial services businesses following the spin-off of those businesses from TFAC (the “Separation”). The Separation was consummated on June 1, 2010, at which time the Company’s common stock was listed on the New York Stock Exchange under the ticker symbol “FAF.” In connection with the Separation, TFAC reincorporated in Delaware and assumed the name CoreLogic, Inc. The businesses operated by the Company’s subsidiaries have, in some instances, been in existence since the late 1800s.

The Company has its executive offices at 1 First American Way, Santa Ana, California 92707-5913. The Company’s telephone number is (714) 250-3000.

General

The Company, through its subsidiaries, is engaged in the business of providing financial services through its title insurance and services segment and its specialty insurance segment. The title insurance and services segment provides title insurance, escrow or closing services and similar or related financial services domestically and internationally in connection with residential and commercial real estate transactions. It also maintains, manages and provides access to title plant records and images and provides banking, trust and investment advisory services. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. In addition, our corporate function consists of certain financing facilities as well as the corporate services that support our business operations. Financial information regarding each of these business segments is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements” of Part II of this report.

The substantial majority of our business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal. During the most recent real estate and mortgage cycle, we have primarily emphasized expense control and operational efficiency by, among other activities, reducing employee count, consolidating offices, centralizing agency and administrative functions, optimizing our organizational structure and rationalizing our brand strategy. Future activity in the real estate and mortgage markets remains uncertain and cost control measures are of continued importance. In addition, our current emphasis also includes the pursuit of targeted growth opportunities.

Title Insurance and Services Segment

Our title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar products and services internationally. This segment also provides escrow and closing services, accommodates tax-deferred exchanges of real estate, maintains, manages and provides access to title plant records and images and provides banking, trust and investment advisory services. In 2010, 2009, and 2008 the Company derived 92.5%, 93.1%, and 93.2% of its consolidated revenues, respectively, from this segment.

Overview of Title Insurance Industry

In most real estate transactions, mortgage lenders and purchasers of real estate desire to be protected from loss or damage in the event of defects in the title they acquire. Title insurance is a means of providing such protection.

Title Policies.    Title insurance policies insure the interests of owners or lenders against defects in the title to real property. These defects include adverse ownership claims, liens, encumbrances or other matters affecting title. Title insurance policies are issued on the basis of a title report, which is typically prepared after a search of the public records, maps, documents and prior title policies to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. In certain limited instances, a visual inspection of the property is also made. To facilitate the preparation of title reports, copies of public records, maps, documents and prior title policies may be compiled and indexed to specific properties in an area. This compilation is known as a “title plant.”

The beneficiaries of title insurance policies are usually real estate buyers and mortgage lenders. A title insurance policy indemnifies the named insured and certain successors in interest against title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions. The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price of the property. In some cases the policy might provide insurance in a greater amount where the buyer anticipates constructing improvements on the property. Coverage under a title insurance policy issued to a mortgage lender generally terminates upon repayment of the mortgage loan. Coverage under a title insurance policy issued to a buyer generally terminates upon the sale of the insured property unless the owner carries back a mortgage or makes certain warranties as to the title.

Before issuing title policies, title insurers typically seek to limit their risk of loss by accurately performing title searches and examinations. The major expenses of a title company relate to such searches and examinations, the preparation of preliminary reports or commitments and the maintenance of title plants, and not from claim losses as in the case of property and casualty insurers.

The Closing Process.    Title insurance is essential to the real estate closing process in most transactions involving real property mortgage lenders. In a typical residential real estate sale transaction, a real estate broker, lawyer, developer, lender or closer involved in the transaction orders title insurance on behalf of an insured. Once the order has been placed, a title insurance company or an agent typically conducts a title search to determine the current status of the title to the property. When the search is complete, the title company or agent prepares, issues and circulates a commitment or preliminary report to the parties to the transaction. The commitment or preliminary report identifies the conditions, exceptions and/or limitations that the title insurer intends to attach to the policy and identifies items appearing on the title that must be eliminated prior to closing.

The closing function, sometimes called an escrow in the western United States, is often performed by a lawyer, an escrow company or a title insurance company or agent, generally referred to as a “closer.” Once documentation has been prepared and signed, and mortgage lender payoff demands are in hand, the transaction is “closed.” The closer records the appropriate title documents and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued insuring the priority of the mortgage of the real property mortgage lender in the amount of its mortgage loan and the buyer in the amount of the purchase price. The time between the opening of the title order and the issuance of the title policy is usually between 30 and 90 days. Before a closing takes place, however, the closer requests that the title insurer provide an update to the commitment to discover any adverse matters affecting title and, if any are found, works with the seller to eliminate them so that the title insurer issues the title policy subject only to those exceptions to coverage which are acceptable to the title insurer, the buyer and the buyer’s lender.

Issuing the Policy: Direct vs. Agency.    A title policy can be issued directly by a title insurer or indirectly on behalf of a title insurer through agents, which may not themselves be licensed as insurers. Where the policy is issued by a title insurer, the search is performed by or on behalf of the title insurer, and the premium is collected and retained by the title insurer. Where the policy is issued by an agent, the agent typically performs the search, examines the title, collects the premium and retains a portion of the premium. The agent remits the remainder of the premium to the title insurer as compensation for the insurer bearing the risk of loss in the event a claim is made under the policy and for other services the insurer may provide. The percentage of the premium retained by an agent varies from region to region. A title insurer is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issues its policy directly or indirectly through an agent.

Premiums.    The premium for title insurance is typically due and earned in full when the real estate transaction is closed. Premiums generally are calculated with reference to the policy amount. The premium charged by a title insurer or an agent is subject to regulation in most areas. Such regulations vary from state to state.

Our Title Insurance Operations

Overview.    We conduct our title insurance business through a network of direct operations and agents. Through this network, we issue policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. We also offer title insurance and similar products, as well as related services, either directly or through joint ventures in foreign countries, including Canada, the United Kingdom and various other established and emerging markets as described in the “International Operations” section below.

Customers, Sales and Marketing.    We believe that three institutions, Bank of America Corporation, JPMorgan Chase & Co. and Wells Fargo & Company, together with their affiliates, originate in excess of 50% of the mortgages in the United States. Each of these institutions directly purchases title insurance policies and other products and services from us. These institutions also benefit from products and services which are purchased for their benefit by others, such as title insurance policies purchased by borrowers as a condition to the making of a loan. The refusal of one or more of these institutions to purchase products and services directly from us or to accept our products and services that are to be purchased for their benefit could have a material adverse effect on the title insurance and services segment.

Though we endeavor to educate customers on the value of title insurance and the closing process, we can most efficiently market to our primary sources of business referrals, including escrow or closing service providers, real estate agents and brokers, developers, mortgage brokers, mortgage bankers, lenders and attorneys. In addition, we also market our title insurance services directly to large corporate customers and mortgage lenders and servicers. We actively market to mortgage servicers, default service providers and investors who are important sources of title insurance business during periods with high levels of foreclosures. We also market our title insurance services to independent agents. Our marketing efforts emphasize our financial strength, the quality and timeliness of our services, process innovation and our national presence.

We have expanded our commercial business base primarily through increased commercial sales efforts. Because commercial transactions involve higher coverage amounts and higher premiums, commercial title insurance business generally generates greater profit margins than does residential title insurance business. Our national commercial services division also has a dedicated sales force. One of the responsibilities of the sales personnel of this division is the coordination of marketing efforts directed at large real estate lenders and companies developing, selling, buying or brokering properties on a multi-state basis.

We supplement the efforts of our sales force with general advertising in various trade and professional journals.

International Operations.    Over the past 20 years, we have led the industry in global expansion by investing in the development and growth of operations in international markets. We provide products and services in numerous countries, and our international operations accounted for approximately 9.0 percent of our title insurance and services segment revenues in 2010. Today we have direct operations and a physical presence in 11 countries including Canada and the United Kingdom. Additionally, we have partnered with leading local companies to provide services in many other countries. While reliable data are not available, we believe that we have the largest market share for title insurance outside of the United States. The Company’s operating revenues from external customers and long-lived assets are broken down between domestic and foreign operations in Note 22 Segment Financial Information to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

Our range of international products and services is designed to lower our clients’ risk profiles and reduce their operating costs through enhanced operational efficiencies. In established markets, primarily British Commonwealth countries, we have combined title insurance with unique processing offerings to enhance the speed and efficiency of the mortgage and conveyancing processes. We believe that opportunities for growth exist not only in the relatively established markets, but also in the emerging markets that are heavily reliant on expensive manual business processes and dated technology and land registry systems. As the number of countries adopting Western style mortgage systems continues to increase and as the demand for greater efficiency in the real estate settlement process continues to grow, we are well situated to seize these opportunities because of our industry expertise, financial strength, existing international licenses and contacts around the world. For example, we are licensed or otherwise authorized to do business in 36 countries and we have partnered with entities authorized to do business in various additional countries.

Because title insurance is relatively new to foreign markets, our international operations present risks that may not exist in our domestic operations. These risks include unforeseen regulatory changes as regulators’ familiarity with our products increases. In addition, limited claims experience in foreign jurisdictions, especially where land ownership and mortgage lending systems meaningfully differ from the United States, makes it more difficult to set reserve rates or set prices.

Underwriting.    Before a title insurance policy is issued, a number of underwriting decisions are made. For example, matters of record revealed during the title search may require a determination as to whether an exception should be taken in the policy. We believe that it is important for the underwriting function to operate efficiently and effectively at all decision-making levels so that transactions may proceed in a timely manner. To perform this function, we have underwriters at the regional, divisional and corporate levels to whom we give varying levels of underwriting authority.

Agency Operations.    Our agreements with our agents state the conditions under which the agent is authorized to issue title insurance policies on our behalf. The agency agreement also prescribes the circumstances under which the agent may be liable to us if a policy loss occurs. Although such agency agreements typically are terminable without cause after a specified notice period has been met and are terminable immediately for cause, certain agents have negotiated terms that are more favorable to them. Beginning in early 2008, we intensified our effort to evaluate all of our agency relationships, including a review of premium splits, deductibles and claims. As a result, we terminated or renegotiated the terms of many of our agency relationships. We have also centralized the receipt of agency remittances and are in the process of centralizing other agent-related administrative activities, and we continue to evaluate the profitability of agency relationships.

We have an agent selection process and an agent audit program. In determining whether to engage an independent agent, we obtain information about the agent, including the agent’s experience and background. We maintain loss experience records for each agent and conduct periodic audits of our agents. We also maintain agent representatives and agent auditors. Agent auditors routinely perform an examination of the agent’s escrow trust accounts and supporting accounting records. In addition to these routine examinations, an expanded examination will be triggered if certain “warning signs” are evident. Warning signs that can trigger an expanded examination include the failure to implement required accounting controls, shortages of escrow funds and failure to remit title insurance premiums on a timely basis. Adverse findings in an agency audit may result in various actions, including, if warranted, termination of the agency relationship.

Title Plants.    Our network of title plants constitutes one of our principal assets. A title search is typically conducted by searching the abstracted information from public records or utilizing a title plant holding abstracted information from public records. While public title records generally are indexed by reference to the names of the parties to a given recorded document, our title plants arrange their records on a geographic basis. Because of this difference, title plant records generally may be searched more efficiently, which we believe reduces the risk of errors associated with the search. Our title plants also index prior policies, adding to searching efficiency. Most of our title plants are automated, or available on-line. Certain offices utilize jointly owned plants or utilize a plant under a joint user agreement with other title companies. In addition to these ownership interests, we are in the business of maintaining, managing and providing access to title plant records and images that may be owned by us or other parties. We believe that our title plants, whether wholly or partially owned or utilized under a joint user agreement, are among the best in the industry.

Reserves for Claims and Losses.    We provide for title insurance losses based upon our historical experience and other factors by a charge to expense when the related premium revenue is recognized. The resulting reserve for known claims and incurred but not reported claims reflects management’s best estimate of the total costs required to settle all claims reported to us and claims incurred but not reported, and is considered to be adequate for such purpose. Each period the reasonableness of the estimated reserves is assessed; if the estimate requires adjustment, such an adjustment is recorded.

Reinsurance and Coinsurance.    We plan to continue our practice of assuming and ceding large title insurance risks through the mechanism of reinsurance. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer. The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss. The primary insurer generally remains liable to its insured for the total risk, but is reinsured under the terms of the reinsurance agreement. Prior to 2010, our title insurance arrangements primarily involved other industry participants. Beginning in January of 2010, we established a global reinsurance program involving treaty reinsurance provided by a global syndicate of highly rated non-industry reinsurers. In addition to covering claims under policies issued while the program is in effect, the program also generally covers claims made under policies issued in certain prior years, as long as the losses are discovered while the program is in effect.

We also serve as a coinsurer in connection with certain transactions. In a coinsurance scenario, two or more insurers are selected by the insured and typically issue separate policies with respect to the subject property, with each coinsurer liable to the extent provided in the policy that it issues.

Competition.    The title insurance business is highly competitive. The number of competing companies and the size of such companies vary in the different areas in which we conduct business. Generally, in areas of major real estate activity, such as metropolitan and suburban localities, we compete with many other title insurers and agents. Our major nationwide competitors in our principal markets include Fidelity National Financial, Inc., Stewart Title Guaranty Company and Old Republic International Corporation. In addition to these national competitors, small nationwide, regional and local competitors, as well as numerous agency operations throughout the country, provide aggressive competition on the local level. Over 30 title insurance underwriters are currently members of the American Land Title Association, the title insurance industry’s national trade association. We are currently the second largest provider of title insurance in the United States, based on the most recent American Land Title Association market share data.

We believe that competition for title insurance business is based primarily on both the price of the policy and the quality and timeliness of the service, because parties to real estate transactions are usually concerned with time schedules and costs associated with delays in closing transactions. In certain transactions, such as those involving commercial properties, financial strength is also important. In those states where prices are established by regulatory authorities, the price of title insurance policies is not likely to be an important competitive factor. As part of our on-going strategy, we regularly evaluate our pricing, and based on competitive, market and regulatory conditions and claims history, among other factors, intend to continue to adjust our prices as and where appropriate.

Trust and Investment Advisory Services.    Our federal savings bank subsidiary offers trust and investment advisory services and manages equity and fixed-income securities. As of December 31, 2010, this company managed $1.5 billion of assets, administered fiduciary and custodial assets having a market value in excess of $2.9 billion, had assets of $1.1 billion, deposits of $1.0 billion and stockholder’s equity of $90.8 million.

Lending and Deposit Products.    Our industrial bank subsidiary accepts deposits and uses deposited funds to originate and purchase loans secured by commercial properties primarily in Southern California. As of December 31, 2010, this company, First Security Business Bank, had approximately $482.4 million of deposits and $161.5 million of loans outstanding.

Loans made or acquired during 2010 by the industrial bank totaled $9.1 million, with an average new loan balance of $432,875. The average loan balance outstanding at December 31, 2010, was $654,387. Loans are made only on a secured basis, at loan-to-value percentages generally less than 70 percent. The industrial bank specializes in making commercial real estate loans. The majority of the industrial bank’s loans are made on a fixed-to-floating rate basis. The average yield on the industrial bank’s loan portfolio for the year ended December 31, 2010, was 6.69 percent. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. The industrial bank’s primary competitors in the Southern California commercial real estate lending market are local community banks, other industrial banks and, to a lesser extent, commercial banks. The industrial bank’s average loan to value was approximately 44 percent at December 31, 2010.

The performance of the industrial bank’s loan portfolio is evaluated on an ongoing basis by management of the industrial bank. The industrial bank places a loan on non-accrual status when three payments become past due. When a loan is placed on non-accrual status, the industrial bank’s general policy is to reverse from income previously accrued but unpaid interest. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Interest income on non-accrual loans that would have been recognized during the year ended December 31, 2010, if all of such loans had been current in accordance with their original terms, totaled $113,198.

The following table sets forth the amount of the industrial bank’s non-performing loans as of the dates indicated.

	Year Ended December 31
	2010	2009	2008	2007	2006
	(in thousands)
Nonperforming Assets:
Loans accounted for on a nonaccrual basis	$2,441	$603	$—	$—	$—

Total	$2,441	$603	$—	$—	$—

Based on a variety of factors concerning the creditworthiness of its borrowers, the industrial bank determined that it had three non-performing assets as of December 31, 2010.

The industrial bank’s allowance for loan losses is established through charges to earnings in the form of provision for loan losses. Loan losses are charged to, and recoveries are credited to, the allowance for loan losses. The provision for loan losses is determined after considering various factors, such as loan loss experience, maturity of the portfolio, size of the portfolio, borrower credit history, the existing allowance for loan losses, current charges and recoveries to the allowance for loan losses, the overall quality of the loan portfolio, and current economic conditions, as determined by management of the industrial bank, regulatory agencies and independent credit review specialists. While many of these factors are essentially a matter of judgment and may not be reduced to a mathematical formula, we believe that, in light of the collateral securing its loan portfolio, the industrial bank’s current allowance for loan losses is an adequate allowance against foreseeable losses.

The following table provides certain information with respect to the industrial bank’s allowance for loan losses as well as charge-off and recovery activity.

	Year Ended December 31
	2010	2009	2008	2007	2006
	(in thousands, except percentages)
Allowance for Loan Losses:
Balance at beginning of year	$2,071	$1,600	$1,488	$1,440	$1,410

Charge-offs:
Real estate—mortgage	—	—	—	—	—
Assigned lease payments	—	—	—	—	—

	—	—	—	—	—

Recoveries:
Real estate—mortgage	—	—	—	—	—
Assigned lease payments	—	—	—	—	—

	—	—	—	—	—

Net (charge-offs) recoveries	—	—	—	—	—
Provision for losses	1,200	471	112	48	30

Balance at end of year	$3,271	$2,071	$1,600	$1,488	$1,440

Ratio of net charge-offs during the year to average loans outstanding during the year	0%	0%	0%	0%	0%

The adequacy of the industrial bank’s allowance for loan losses is based on formula allocations and specific allocations. Formula allocations are made on a percentage basis, which is dependent on the underlying collateral, the type of loan, general economic conditions and historical losses. Specific allocations are made as problem or potential problem loans are identified and are based upon an evaluation by the industrial bank’s management of the status of such loans. Specific allocations may be revised from time to time as the status of problem or potential problem loans changes.

The following table shows the allocation of the industrial bank’s allowance for loan losses and the percent of loans in each category to total loans at the dates indicated.

	Year Ended December 31
	2010		2009		2008		2007		2006
	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
	(in thousands, except percentages)
Loan Categories:
Real estate-mortgage	$3,271	100	$2,071	100	$1,600	100	$1,488	100	$1,440	100
Other	—	—	—	—	—	—	—	—	—	—

	$3,271	100	$2,071	100	$1,600	100	$1,488	100	$1,440	100

Specialty Insurance Segment

Property and Casualty Insurance.    Our property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. We are licensed to issue policies in all 50 states and actively issues policies in 43 states. In our largest market, California, we also offer preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. We market our property and casualty insurance business using both direct distribution channels, including cross-selling through our existing closing-service activities, and through a network of independent brokers. Reinsurance is used extensively to limit risk associated with natural disasters such as windstorms, winter storms, wildfires and earthquakes.

Home Warranties.    Our home warranty business provides residential service contracts that cover residential systems and appliances against failures that occur as the result of normal usage during the coverage period. Most of these policies are issued on resale residences, although policies are also available in some instances for new homes. Coverage is typically for one year and is renewable annually at the option of the contract holder and upon our approval. Coverage and pricing typically vary by geographic region. Fees for the warranties generally are paid at the closing of the home purchase or directly by the consumer and are recognized monthly over the initial contract period. Renewal premiums may be paid by a number of different options. In addition, the contract holder is responsible for a service fee for each trade call. First year warranties primarily are marketed through real estate brokers and agents, although we also market directly to consumers. We generally sell renewals directly to consumers. Our home warranty business currently operates in 39 states and the District of Columbia.

Corporate

The Company’s corporate function consists primarily of certain financing facilities as well as the corporate services that support our business operations.

Regulation

The title insurance business is heavily regulated in the United States by state insurance regulatory authorities and internationally by the applicable regulatory authorities. These authorities generally possess broad powers with respect to the licensing of title insurers, the types and amounts of investments that title insurers may make, insurance rates, forms of policies and the form and content of required annual statements, as well as the power to audit and examine title insurers. Under state laws, certain levels of capital and surplus must be maintained and certain amounts of securities must be segregated or deposited with appropriate state officials. Various state statutes require title insurers to defer a portion of all premiums in a reserve for the protection of policyholders and to segregate investments in a corresponding amount. Further, most states restrict the amount of dividends and distributions a title insurer may make to its stockholders.

Our property and casualty businesses are subject to regulation by state insurance regulators in the states in which they transact business. In order to issue policies on a direct basis in a state, the property and casualty insurer must generally be licensed by such state. In certain circumstances, such as placements through licensed surplus lines brokers, it may conduct business without being admitted and without being subject to rate and policy form approvals.

The nature and extent of regulation to which insurance companies are subject may vary from jurisdiction to jurisdiction, but typically involves prior approval of the acquisition of “control” of an insurance company, regulation of certain transactions entered into by an insurance company with any of its affiliates, the amount and payment of dividends by an insurance company, approval of premium rates and policy forms for many lines of insurance, standards of solvency and minimum amounts of capital and surplus which must be maintained.

Our home warranty business is subject to regulation in some states by insurance authorities or other applicable regulatory entities. Our federal savings bank and industrial bank are both subject to regulation by the Federal Deposit Insurance Corporation. In addition, our federal savings bank is regulated by the United States Department of the Treasury’s Office of Thrift Supervision. After July 21, 2011, it is anticipated that the federal savings bank will instead be regulated by the Office of the Comptroller of the Currency, with the Federal Reserve Board supervising its parent holding companies. The industrial bank is regulated by the California Department of Financial Institutions.

Investment Policies

Subject to oversight by our board of directors, the Company’s investment portfolio activities such as policy setting, compliance reporting, portfolio reviews, and strategy are overseen by an investment committee made up of certain senior executives. Additionally, the Company’s regulated subsidiaries, including title insurance underwriters, property and casualty insurance companies and banking entities, are required to establish and maintain an investment committee to oversee their own investment portfolios. The investment policy of each regulated subsidiary is designed to comply with regulatory requirements and to align the investment portfolio strategy with the entity’s strategic objectives. For example, our federal savings bank is required to maintain at least 65 percent of its asset portfolio in loans or securities that are secured by real estate. Our federal savings bank currently does not make real estate loans, and therefore fulfills this regulatory requirement predominately through investments in mortgage-backed securities. In addition, state laws impose certain restrictions upon the types and amounts of investments that may be made by our regulated insurance subsidiaries.

Pursuant to our investment policy, escrow and similar fiduciary funds are to be managed in a manner designed to ensure return of the principal to the underlying beneficiaries and, where appropriate, an investment return to the Company. The policy further provides that operating and investment funds are to be managed to balance earnings, liquidity, regulatory and risk objectives, and that investments should not expose the Company to excessive levels of credit risk, interest (including call, prepayment and extension) risk or liquidity risk.

As of December 31, 2010, our debt and equity investment securities portfolio consists of approximately 88 percent of fixed income securities. As of that date, over 72 percent of our fixed income investments are held in securities that are United States government-backed or rated AAA, and approximately 96 percent of the fixed income portfolio is rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on Standard & Poor’s and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

Our equity portfolio includes the CoreLogic common stock that was issued to us in connection with the Separation and which is further described in Note 18 Transactions with CoreLogic/TFAC to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

In addition to our debt and equity investment securities portfolio, we maintain certain money-market and other short-term investments. We also hold strategic equity investments in companies engaged in the title insurance and settlement services industries.

Employees

As of December 31, 2010, the Company employed 16,879 people on either a part-time or full-time basis. Of these employees, approximately 32% are employed outside of the United States.

Available Information

The Company maintains a website, www.firstam.com, which includes financial information and other information for investors, including open and closed title insurance orders (which typically are posted approximately 15 days after the end of each calendar month). The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the “Investors” page of the website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company’s website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K, or any other filing with the Securities and Exchange Commission unless the Company expressly incorporates such materials.

Item 1A.    Risk Factors

You should carefully consider each of the following risk factors and the other information contained in this Annual Report on Form 10-K. The Company faces risks other than those listed here, including those that are unknown to the Company and others of which the Company may be aware but, at present, considers immaterial. Because of the following factors, as well as other variables affecting the Company’s operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

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

2. Unfavorable economic conditions may have a material adverse effect on the Company

Uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, historically have created a difficult operating environment for the Company’s businesses and other companies in its industries. In addition, the Company holds investments in entities, such as title agencies, settlement service providers and property and casualty insurance companies, and instruments, such as mortgage-backed securities, which may be negatively impacted by these conditions. The Company also owns a federal savings bank and an industrial bank into which it deposits some of its own funds and some funds held in trust for third parties. These banks invest those funds and any realized losses incurred will be reflected in the Company’s consolidated results. The likelihood of such losses, which generally would not occur if the Company were to deposit these funds in an unaffiliated entity, increases when economic conditions are unfavorable. Depending upon the ultimate severity and duration of any economic downturn, the resulting effects on the Company could be materially adverse, including a significant reduction in revenues, earnings and cash flows, challenges to the Company’s ability to satisfy covenants or otherwise meet its obligations under debt facilities, difficulties in obtaining access to capital, challenges to the Company’s ability to pay dividends at currently anticipated levels, deterioration in the value of its investments and increased credit risk from customers and others with obligations to the Company.

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of December 31, 2010 is approximately $0.9 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

4. A downgrade by ratings agencies, reductions in statutory surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A3” by Moody’s, “A-” by Fitch, “BBB+” by Standard & Poor’s and “A-” by A.M. Best. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The Company’s principal title insurance underwriter maintained approximately $854.6 million of statutory surplus capital as of December 31, 2010. The current minimum statutory surplus capital required to be maintained by California law is $500,000. Accordingly, if the ratings or statutory surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

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

6. Changes in government regulation could prohibit or limit the Company’s operations or make it more burdensome to conduct such operations

Many of the Company’s businesses, including its title insurance, property and casualty insurance, home warranty, banking, trust and investment businesses, are regulated by various federal, state, local and foreign governmental agencies. These and other of the Company’s businesses also operate within statutory guidelines. Changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes, enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit its future operations or make it more burdensome to conduct such operations. The impact of these changes would be more significant if they involve jurisdictions in which the Company generates a greater portion of its title premiums, such as the states of Arizona, California, Florida, New York, Pennsylvania and Texas and the province of Ontario, Canada. These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

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

Governmental entities have routinely inquired into certain practices in the real estate settlement services industry to determine whether certain of the Company’s businesses or its competitors have violated applicable laws, which include, among others, the insurance codes of the various jurisdictions and the Real Estate Settlement Procedures Act and similar state and federal laws. Departments of insurance in the various states, either separately or in conjunction with federal regulators and applicable regulators in international jurisdictions, also periodically conduct targeted inquiries into the practices of title insurance companies in their respective jurisdictions. Further, from time to time plaintiffs’ lawyers may target the Company and other members of the Company’s industry with lawsuits claiming legal violations or other wrongful conduct. These lawsuits may involve large groups of plaintiffs and claims for substantial damages. Any of these types of inquiries or proceedings may result in a finding of a violation of the law or other wrongful conduct and may result in the payment of fines or damages or the imposition of restrictions on the Company’s conduct which could impact its operations and financial condition. Moreover, these laws and standards of conduct often are ambiguous and, thus, it may be difficult to ensure compliance. This ambiguity may force the Company to mitigate its risk by settling claims or by ending practices that generate revenues, earnings and cash flows.

8. Reform of government-sponsored enterprises could negatively impact the Company

Historically a substantial proportion of home loans originated in the United States were sold to and, generally, resold in a securitized form by, the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). As a condition to the purchase of a home loan Fannie Mae and Freddie Mac generally required the purchase of title insurance for their benefit and, as applicable, the benefit of the holders of home loans they may have securitized. The federal government currently is considering various alternatives to reform Fannie Mae and Freddie Mac. The role, if any, that these enterprises or other enterprises fulfilling a similar function will play in the mortgage process following the adoption of any reforms is not currently known. The timing of the adoption and, thereafter, the implementation of the reforms is similarly unknown. Due to the significance of the role of these enterprises, the mortgage process itself may substantially change as a result of these reforms and related discussions. It is possible that these entities, as reformed, or the successors to these entities may require changes to the way title insurance is priced or delivered, changes to standard policy terms or other changes which may make the title insurance business less profitable. These reforms may also alter the home loan market, such as by causing higher mortgage interest rates due to decreased governmental support of mortgage-backed securities. These consequences could be materially adverse to the Company and its financial condition.

9. The Company may find it difficult to acquire necessary data

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

10. Regulation of title insurance rates could adversely affect the Company’s results of operations

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

11. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. Under such regulations, the maximum amount of dividends, loans and advances available in 2011 from these insurance subsidiaries is $194.3 million.

12. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend, among other factors, upon the future performance of assets held in trust for the plan. The pension plan was underfunded as of December 31, 2010 by approximately $108.4 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings and expenses require adjustment. On June 1, 2010, CoreLogic, Inc. issued a $19.9 million promissory note to the Company which approximated the unfunded portion of the liability attributable to the plan participants that were employed in the information solutions group of The First American Corporation. There is no guarantee that CoreLogic, Inc. will fulfill its obligation under the note or that the amount of the note will be sufficient to ultimately cover the unfunded portion of the liability attributable to these employees. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

13. Weakness in the commercial real estate market or an increase in the amount or severity of claims in connection with commercial real estate transactions could adversely affect the Company’s results of operations

The Company issues title insurance policies in connection with commercial real estate transactions. Premiums paid and limits on these policies are large relative to policies issued on residential transactions. Because a claim under a single policy could be significant, title insurers often seek reinsurance or coinsurance from other insurance companies, both within and outside the industry. The Company both receives and provides such coverage. Additionally, the pretax margin derived from these policies generally is higher than on other policies. Disruptions in the commercial real estate market, including limitations on available credit and defaults on loans secured by commercial real estate, may result in a decrease in the number of commercial policies issued by the Company and/or an increase in the number of claims it incurs on commercial policies. As a reference, commercial premiums earned by the Company in 2009 decreased nearly 50 percent compared with the amount earned in 2006. A further decrease in the number of commercial policies issued by the Company or an increase in the amount or severity of claims it incurs on commercial policies could adversely affect the Company’s results of operations.

14. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported (“IBNR”) title claims

Title insurance policies are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70 to 80 percent of claim amounts become known in the first five years of the policy life, and the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years, while possible, is not considered reasonably likely. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is believed to be reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $105.1 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

15. Systems interruptions and intrusions may impair the delivery of the Company’s products and services

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

16. The Company may not be able to realize the benefits of its offshore strategy

The Company utilizes lower cost labor in foreign countries, such as India and the Philippines, among others. These countries are subject to relatively high degrees of political and social instability and may lack the infrastructure to withstand natural disasters. Such disruptions could decrease efficiency and increase the Company’s costs in these countries. Weakness of the United States dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through this strategy. Furthermore, the practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States and, as a result, some of the Company’s customers may require it to use labor based in the United States. Laws or regulations that require the Company to use labor based in the United States or effectively increase the cost of the Company’s foreign labor also could be enacted. The Company may not be able to pass on these increased costs to its customers.

17. Product migration may result in decreased revenue

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

18. Increases in the size of the Company’s customers enhance their negotiating position vis-à-vis the Company and may decrease their need for the services offered by the Company

Many of the Company’s customers are increasing in size as a result of consolidation or the failure of their competitors. For example, the Company believes that three lenders collectively originate more than 50 percent of mortgage loans in the United States. As a result, the Company may derive a higher percentage of its revenues from a smaller base of customers, which would enhance the negotiating power of these customers with respect to the pricing and the terms on which these customers purchase the Company’s products and other matters. Moreover, these larger customers may prove more capable of performing in-house some or all of the services the Company provides or, with respect to the Company’s title insurance products, more willing to assume the risk of title defects themselves and, consequently, the demand for the Company’s products and services may decrease. These circumstances could adversely affect the Company’s revenues and profitability. Changes in the Company’s relationship with any of these customers, the loss of all or a portion of the business the Company derives from these customers or any refusal of these customers to accept the Company’s policies could have a material adverse effect on the Company.

19. Certain provisions of the Company’s bylaws and certificate of incorporation may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that the Company’s stockholders might consider favorable

The Company’s bylaws and certificate of incorporation contain provisions that could be considered “anti-takeover” provisions because they make it harder for a third-party to acquire the Company without the consent of the Company’s incumbent board of directors. Under these provisions:

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

20. The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income securities (including mortgage-backed and asset-backed securities) and, as of December 31, 2010, $239.5 million in common stock of CoreLogic that was issued to the Company in connection with its spin-off separation from CoreLogic. The investment portfolio also includes money-market and other short-term investments, as well as some preferred and other common stock. Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk. Because a substantial proportion of the portfolio consists of the common stock of a single issuer, CoreLogic, the risk of loss in the portfolio also is impacted by factors that influence the value of

CoreLogic’s stock, including, but not limited to, CoreLogic’s financial results and the market’s perception of CoreLogic’s and its industry’s prospects. Additionally, the risk of loss associated with the portfolio is increased during periods, such as the present period, of instability in credit markets and economic conditions. If the carrying value of the investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of the investments, which could have a material adverse effect on the Company’s results of operations, statutory surplus and financial condition.

21. The Company could have conflicts with CoreLogic

The Company and CoreLogic were part of a single publicly traded company, The First American Corporation, until the Company’s spin-off separation from CoreLogic on June 1, 2010. Conflicts with CoreLogic may arise as a result of the Company’s agreements with CoreLogic. Competition between the companies also could result in conflicts. While current competition between the companies is not material, the extent of future competition could increase. In addition, Parker S. Kennedy serves as the executive chairman of both the Company and CoreLogic and therefore has obligations to both companies. As such, conflicts of interest with respect to matters potentially or actually affecting both companies may arise. Conflicts, competition or conflicts of interest pertaining to the Company’s relationship with CoreLogic could adversely affect the Company.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We maintain our executive offices at MacArthur Place in Santa Ana, California. In 2005, The First American Corporation expanded its three-building office campus through the addition of two four-story office buildings totaling approximately 226,000 square feet, a two-story, free standing, 52,000 square foot technology center and a two-story parking structure, bringing the total square footage to approximately 490,000 square feet. The original three office buildings, totaling approximately 210,000 square feet, and the fixtures thereto and underlying land, are subject to a deed of trust and security agreement securing payment of a promissory note evidencing a loan made in October 2003, to our principal title insurance subsidiary in the original sum of $55.0 million. This loan is payable in monthly installments of principal and interest, is fully amortizing and matures November 1, 2023. The outstanding principal balance of this loan was $41.7 million as of December 31, 2010. Our title insurance subsidiary owns and operates these properties, and leases approximately 106,956 square feet within one of the buildings to CoreLogic for its executive offices pursuant to a lease that was entered into in connection with the separation. The technology center referred to above is primarily utilized and maintained by the Company but also houses physically segregated servers belonging to CoreLogic which are maintained by CoreLogic.

One of our subsidiaries in the title insurance and services segment leases an aggregate of approximately 134,000 square feet of office space in four buildings of the International Technology Park in Bangalore, India. Five of the six leases associated with this space expire in 2012 and the sixth is currently a month-to-month lease. We have the option to terminate all of the leases in the International Technology Park in 2011.

The office facilities we occupy are, in all material respects, in good condition and adequate for their intended use.

Item 3.    Legal Proceedings

The Company and its subsidiaries are parties to a number of non-ordinary course lawsuits. Frequently these lawsuits are similar in nature to other lawsuits pending against the Company’s competitors.

For those non-ordinary course lawsuits where the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded. Actual losses may materially differ from the amounts recorded.

For a substantial majority of these lawsuits, however, it is not possible to assess the probability of loss. Most of these lawsuits are putative class actions which require a plaintiff to satisfy a number of procedural requirements before proceeding to trial. These requirements include, among others, demonstration to a court that the law proscribes in some manner the Company’s activities, the making of factual allegations sufficient to suggest that the Company’s activities exceeded the limits of the law and a determination by the court – known as class certification – that the law permits a group of individuals to pursue the case together as a class. If these procedural requirements are not met, either the lawsuit cannot proceed or, as is the case with class certification, the plaintiffs lose the financial incentive to proceed with the case (or the amount at issue effectively becomes de minimus). Frequently, a court’s determination as to these procedural requirements are subject to appeal to a higher court. As a result of, among other factors, ambiguities and inconsistencies in the myriad of laws applicable to the Company’s business and the uniqueness of the factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss until a court has finally determined that a plaintiff has satisfied applicable procedural requirements.

Furthermore, because most of these lawsuits are putative class actions, it is often impossible to estimate the possible loss or a range of loss amounts, even where the Company has determined that a loss is reasonably possible. Generally class actions involve a large number of people and the effort to determine which people satisfy the requirements to become plaintiffs—or class members—is often time consuming and burdensome. Moreover, these lawsuits raise complex factual issues which result in uncertainty as to their outcome and, ultimately, make it difficult for the Company to estimate the amount of damages which a plaintiff might successfully prove. In addition, many of the Company’s businesses are regulated by various federal, state, local and foreign governmental agencies and are subject to numerous statutory guidelines. These regulations and statutory guidelines often are complex, inconsistent or ambiguous, which results in additional uncertainty as to the outcome of a given lawsuit—including the amount of damages a plaintiff might be afforded—or makes it difficult to analogize experience in one case or jurisdiction to another case or jurisdiction.

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses. These lawsuits include, among others, cases alleging, among other assertions, that the Company, one of its subsidiaries and/or one of its agents:

•	charged an improper rate for title insurance in a refinance transaction, including

•	Boucher v. First American Title Insurance Company, filed on May 16, 2007 and pending in the United States District Court for the Western District of Washington,

•	Campbell v. First American Title Insurance Company, filed on August 16, 2008 and pending in the United States District Court for the District of Maine,

•	Hamilton v. First American Title Insurance Company, filed on August 22, 2007 and pending in the United States District Court for the Northern District of Texas,

•	Hamilton v. First American Title Insurance Company, et al., filed on August 25, 2008 and pending in the Superior Court of the State of North Carolina, Wake County,

•	Haskins v. First American Title Insurance Company, filed on September 29, 2010 and pending in the United States District Court for the District of New Jersey,

•	Hickman v. First American Title Insurance Company, filed on May 25, 2007 and pending in the United States District Court for the District of Ohio,

•	Johnson v. First American Title Insurance Company, filed on May 27, 2008 and pending in the United States District Court for the District of Arizona,

•	Lang v. First American Title Insurance Company of New York, filed on January 11, 2008 and pending in the United States District Court for the Western District of New York,

•	Levine v. First American Title Insurance Company, filed on February 26, 2009 and pending in the United States District Court for the Eastern District of Pennsylvania,

•	Lewis v. First American Title Insurance Company, filed on November 28, 2006 and pending in the United States District Court for the District of Idaho,

•	Raffone v. First American Title Insurance Company, filed on February 14, 2004 and pending in the Circuit Court, Nassau County, Florida,

•	Scott v. First American Title Insurance Company, filed on March 7, 2007 and pending in the United States District Court for the Eastern District of Kentucky,

•	Slapikas v. First American Title Insurance Company, filed on December 19, 2005 and pending in the United States District Court for the Western District of Pennsylvania and

•	Tello v. First American Title Insurance Company, filed on July 14, 2009 and pending in the United States District Court for the District of New Hampshire.

All of these lawsuits are putative class actions. A court has granted class certification only in Campbell, Hamilton (North Carolina), Hamilton (Texas), Johnson, Lewis, Raffone and Slapikas. An appeal to a higher court is pending with respect to the granting of class certification in Hamilton (Texas) and a motion to decertify the class in Campbell is pending. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the financial statements as a whole.

•

purchased minority interests in title insurance agents as an inducement to refer title insurance underwriting business to the Company, gave items of value to title insurance agents and others for referrals of business and paid marketing fees to real estate brokers as an inducement to refer home warranty business, in each case in violation of the Real Estate Settlement Procedures Act, including

•	Edwards v. First American Financial Corporation, filed on June 12, 2007 and pending in the United States District Court for the Central District of California,

•	Galiano v. First American Title Insurance Company, et al., filed on February 8, 2008 and pending in the United States District Court for the Eastern District of New York,

•	Paul v. First American Home Buyers Protection Corporation, filed on July 29, 2010 and pending in the United States District Court, Middle District of Florida, Ft. Myers Division and

•	Zaldana v. First American Financial Corporation, et al., filed on July 15, 2008 and pending in the United States District Court for the Northern District of California.

All of these lawsuits are putative class actions for which a class has not been certified, except in Edwards. In Edwards a narrow class has been certified and information is being exchanged for the purpose of enabling the plaintiff to argue whether a broader class is appropriate. In addition, a petition for a hearing on the legal right of the Edwards plaintiff to sue is pending in the United States Supreme Court. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss.

•	conspired with its competitors to fix prices or otherwise engaged in anticompetitive behavior, including

•	Barton v. First American Title Insurance Company, et al, filed March 10, 2008 and pending in the United States District Court for the Northern District of California,

•	Holt v. First American Title Insurance Company, et al., filed March 11, 2008 and pending in the United States District Court for the Eastern District of Pennsylvania,

•	Katz v. First American Title Insurance Company, et al., filed March 18, 2008 and pending in the United States District Court for the Northern District of Ohio,

•	McCray v. First American Title Insurance Company, et al., filed October 15, 2008 and pending in the United States District Court for the District of Delaware and

•	Swick v. First American Title Insurance Company, et al., filed March 19, 2008, and pending in the United States District Court for the District of New Jersey.

All of these lawsuits are putative class actions for which a class has not been certified. Consequently, for the reasons described above, the Company has not yet been able to assess the probability of loss.

•	engaged in the unauthorized practice of law, including

•	Gale v. First American Title Insurance Company, et al., filed on October 16, 2006 and pending in the United States District Court for the District of Connecticut and

•	Katin v. First American Signature Services, Inc., et al., filed on May 9, 2007 and pending in the United States District Court for the District of Massachusetts.

Both of these lawsuits are putative class actions for which a class has not been certified. Consequently, for the reasons described above, the Company has not yet been able to assess the probability of loss.

•

overcharged or improperly charged fees for products and services provided in connection with the closing of real estate transactions, denied home warranty claims, recorded telephone calls, acted as an unauthorized trustee and gave items of value to developers, builders and others as inducements to refer business in violation of certain other laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including

•	Carrera v. First American Home Buyers Protection Corporation, filed on September 23, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court for the District of New Jersey,

•	Coleman v. First American Home Buyers Protection Corporation, et al., filed on August 24, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Diaz v. First American Home Buyers Protection Corporation, filed on March 10, 2009 and pending in the United States District Court for the Southern District of California,

•	Diehl v. First American Title Insurance Company, et al., filed on December 11, 2009 and pending in the United States District Court for the District of Montana,

•	Eide v. First American Title Company, filed on February 26, 2010 and pending in the Superior Court of the State of California, County of Kern,

•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,

•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Kirk v. First American Financial Corporation, filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Tavenner v. Talon Group, filed on August 18, 2009 and pending in the United States District Court for the Western District of Washington and

•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

All of these lawsuits are putative class actions for which a class has not been certified. Consequently, for the reasons described above, the Company has not yet been able to assess the probability of loss.

While some of the lawsuits described above may be material to our operating results in any particular period if an unfavorable outcome results, the Company does not believe that any of these lawsuits will have a material adverse effect on the Company’s overall financial condition.

Additionally, on March 5, 2010, Bank of America, N.A. filed a complaint in the North Carolina General Court of Justice, Superior Court Division against United General Title Insurance Company and First American Title Insurance Company. The plaintiff alleges that the defendants failed to pay or failed to timely respond to certain claims made on title insurance policies issued in connection with home equity loans or lines of credit that are now in default. According to the complaint, these title insurance policies, which did not require a title search, were intended to protect against the risks of certain defects in the title to real property, including undisclosed intervening liens, vesting problems and legal description errors, that would have been discovered if the plaintiff had conducted a full title search. As indicated in the complaint, Fiserv Solutions, Inc. (“Fiserv”), as agent for the defendants, was authorized to issue certificates evidencing that a given loan was insured. The complaint also indicates that plaintiff was required to satisfy certain criteria before title would be insured. This involved (a) reviewing borrower statements to the lender when applying for the loan, (b) reviewing the borrower’s credit report and (c) addressing secured mortgages appearing on the credit report which did not appear on the borrower’s loan application. The plaintiff alleges that the failure to pay or timely respond to the subject claims was done in bad faith and constitutes a breach of the title insurance policies issued to the plaintiff. The plaintiff is seeking monetary damages, punitive damages where permitted, treble damages where permitted, attorneys fees and costs where permitted, declaratory judgment and pre-judgment and post-judgment interest.

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

As indicated above, this lawsuit pertains to claims on title insurance policies issued by the defendants. The Company provides for title insurance losses through a known claims reserve and an incurred but not reported (“IBNR”) claims reserve (for a discussion of the Company’s reserve for known and IBNR claims, see Note 1 Description of the Company and Note 9 Reserve for Known and Incurred But Not Reported Claims to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report). A portion of the known claims reserve is attributable to certain of the claims that are the subject of this lawsuit and a portion of the IBNR claims reserve is attributable to the title insurance products that are the subject of the lawsuit and similar products issued to others. The ultimate outcome of this lawsuit is subject to a number of uncertainties, including the amount of responsibility that a court may apportion to Fiserv, whether a court determines that the defendants are entitled to certain documents requested as part of the claims submission process, the contents of those documents and whether a court interprets the title insurance policies that are the subject of the lawsuit in a manner consistent with the Company’s understanding. As a result of this uncertainty, it is currently not possible to estimate whether the loss or range of loss is greater than the amount of the known claims reserve and the IBNR claims reserve attributable to the claims that are the subject of this lawsuit. If this uncertainty is resolved in a manner that is unfavorable to the Company, the ultimate resolution of this lawsuit could have a material adverse effect on the Company’s financial condition, results of operations, cash flows or liquidity.

The Company also is a party to non-ordinary course lawsuits other than those described above. With respect to these lawsuits, the Company has determined either that a loss is not probable or that the possible loss or range of loss is not material to the financial statements as a whole.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, title insurance customer acquisition and retention practices and agency relationships. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company and its subsidiaries also are involved in numerous ongoing routine legal and regulatory proceedings related to their operations. While the ultimate disposition of each proceeding is not determinable, the ultimate resolution of any of such proceedings, individually or in the aggregate, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in the period of disposition.

Item 4.    [Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 18, 2011, was 3,075.

High and low stock prices and dividends declared for June 2 through June 30, 2010, and for the third and fourth quarters of 2010 are set forth in the table below. June 2, 2010 was the first day that the Company’s common stock traded regular way on the New York Stock Exchange following the Company’s spin-off separation from The First American Corporation on June 1, 2010.

	2010
Period	High-low range	Cash dividends
June 2—June 30, 2010	$12.31-$14.48	$0.06
Quarter Ended September 30	$12.65-$15.66	$0.06
Quarter Ended December 31	$13.62-$15.17	$0.06

We expect that the Company will continue to pay quarterly cash dividends at or above the historical levels reflected in the table above. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our businesses, industry practice, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time. In addition, the ability to pay dividends also is potentially affected by the restrictions described in Note 2 Statutory Restrictions on Investments and Stockholders’ Equity to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

Unregistered Sales of Equity Securities

During the year ended December 31, 2010, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the quarter ended December 31, 2010, the Company did not purchase any of the Company’s common stock.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that it is specifically incorporated by reference into such filing.

The following graph compares the cumulative total stockholder return on the Company’s common stock with the corresponding cumulative total returns of the Russell 2000 Financial Services Index and a peer group index for the period from June 2, 2010, the first day the Company’s common stock traded in the regular way market on the New York Stock Exchange, through December 31, 2010. The comparison assumes an investment of $100 on June 2, 2010 and reinvestment of dividends. This historical performance is not indicative of future performance.

Comparison of Cumulative Total Return

	First American Financial Corporation (FAF) (1)	Custom Peer Group (1)(2)	Russell 2000 Financial Services Index (1)
June 2, 2010	$100	$100	$100
December 31, 2010	$104	$105	$112

(1)	As calculated by Bloomberg Financial Services, to include reinvestment of dividends.

(2)	The peer group consists of the following companies: American Financial Group, Inc.; Assurant, Inc.; Cincinnati Financial Corporation; Fidelity National Financial, Inc.; The Hanover Insurance Group, Inc.; Lender Processing Services, Inc.; Mercury General Corporation; Old Republic International Corp.; Unitrin, Inc.; White Mountains Insurance Group Ltd., and W.R. Berkley Corporation each of which operates in a business similar to a business operated by the Company. The compensation committee of the Company utilizes the compensation practices of these companies as benchmarks in setting the compensation of its executive officers.

Item 6.    Selected Financial Data

The selected historical consolidated financial data for First American Financial Corporation (the “Company”) for the five-year period ended December 31, 2010, have been derived from the Company’s consolidated financial statements presented in Item 8. The selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Item 1—Business,” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company became a publicly traded company in connection with its spin-off from its prior parent, The First American Corporation (“TFAC”), on June 1, 2010 (the “Separation”). The Company’s historical financial statements prior to June 1, 2010 have been derived from the consolidated financial statements of TFAC and represent carve-out stand-alone combined financial statements. The combined financial statements prior to June 1, 2010 include items attributable to the Company and allocations of general corporate expenses from TFAC. As a result, the Company’s selected historical consolidated financial data prior to June 1, 2010 do not necessarily reflect what its financial position or results of operations would have been if it had been operated as a stand-alone public entity during the periods covered prior to June 1, 2010, and may not be indicative of the Company’s future results of operations and financial position. See Note 1 Description of the Company to the consolidated financial statements for further discussion of the Separation and basis of presentation.

First American Financial Corporation and Subsidiary Companies

	Year Ended December 31
	2010	2009	2008	2007	2006
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$3,906,612	$4,046,834	$4,367,725	$6,076,132	$6,685,587
Net income (loss)	$128,956	$134,277	$(72,482)	$(122,446)	$213,692
Net income attributable to noncontrolling interests	$1,127	$11,888	$11,523	$20,537	$23,875
Net income (loss) attributable to the Company	$127,829	$122,389	$(84,005)	$(142,983)	$189,817
Total assets	$5,821,826	$5,530,281	$5,720,757	$5,354,531	$5,658,505
Notes and contracts payable	$293,817	$119,313	$153,969	$306,582	$372,338
Allocated portion of TFAC debt (Note A)	$—	$140,000	$140,000	$—	$—
Stockholders’ equity or TFAC’s invested equity (Note B)	$1,993,721	$2,019,800	$1,891,841	$1,930,774	$2,564,369
Return on average stockholders’ equity or TFAC’s invested equity	6.4%	6.3%	(4.4)%	(6.4)%	7.4%
Dividends on common shares (Note C)	$18,553	$—	$—	$—	$—
Per share of common stock (Note D)—Net income (loss) attributable to the Company:
Basic	$1.23	$1.18	$(0.81)	$(1.37)	$1.83
Diluted	$1.20	$1.18	$(0.81)	$(1.37)	$1.83
Stockholders’ equity or TFAC’s invested equity	$19.09	$19.42	$18.19	$18.56	$24.66
Cash dividends	$0.18	$—	$—	$—	$—
Number of common shares outstanding (Note E)—Weighted average during the year:
Basic	104,134	104,006	104,006	104,006	104,006
Diluted	106,177	104,006	104,006	104,006	104,006
End of year	104,457	104,006	104,006	104,006	104,006
Other Operating Data (unaudited):
Title orders opened (Note F)	1,458	1,769	1,782	2,221	2,366
Title orders closed (Note F)	1,067	1,305	1,237	1,538	1,738
Number of employees (Note G)	16,879	13,963	15,147	19,783	23,418

Note A—Prior to the Separation, a portion of TFAC’s combined debt, in the amount of $140.0 million, was allocated to the Company based on amounts directly incurred for the Company’s benefit. In connection with the Separation, the Company borrowed $200.0 million under its revolving credit facility and transferred such funds to CoreLogic, which fully satisfied the Company’s $140.0 million allocated portion of TFAC debt

Note B—Stockholders’ equity refers to the stockholders of the Company and excludes noncontrolling interests. TFAC’s invested equity refers to the net assets of the Company which reflects TFAC’s investment in the Company prior to the Separation and excludes noncontrolling interests.

Note C—The Company did not declare dividends prior to the Separation as it was not a stand-alone publicly traded company until the Separation.

Note D—Per share information relating to net income is based on weighted-average number of shares outstanding for the years presented. Per share information relating to stockholders’ equity is based on shares outstanding at the end of each year.

Note E—Number of common shares outstanding for the current year and prior years was computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period prior to the Separation.

Note F—Title order volumes are those processed by the direct domestic title operations of the Company and do not include orders processed by agents. Prior years title order volumes have been reclassified to conform to the 2010 presentation. See Note 1 Description of the Company to the consolidated financial statements for further discussion of this change in presentation.

Note G—Number of employees is based on actual employee headcount. The increase in headcount in 2010 is due to certain offshore functions that prior to the Separation were performed by TFAC being performed internally by the Company following the Separation. This increase in headcount is substantially related to employees employed outside of the United States.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis contains certain financial measures, in particular presentation of certain balances excluding the impact of non-recurring items, that are not presented in accordance with generally accepted accounting principles (“GAAP”). The Company is presenting these non-GAAP financial measures because they provide the Company’s management and readers of the Annual Report on Form 10-K with additional insight into the operational performance of the Company relative to earlier periods and relative to the Company’s competitors. The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this Annual Report on Form 10-K should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures.

Spin-off

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

•

On the record date for the Distribution, TFAC issued to the Company and its principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation. See Note 18 Transactions with CoreLogic/TFAC to the consolidated financial statements for further discussion of the CoreLogic stock;

•

The Company effectively assumed $200.0 million of the outstanding liability for indebtedness under TFAC’s senior secured credit facility through the Company’s borrowing and transferring to CoreLogic of $200.0 million under the Company’s credit facility in connection with the Separation. See Note 10 Notes and Contracts Payable to the consolidated financial statements for further discussion of the Company’s credit facility.

The Separation resulted in a net distribution from the Company to TFAC of $156.6 million. In connection with such distribution, the Company assumed $22.1 million of accumulated other comprehensive loss, net of tax, which was primarily related to the Company’s assumption of the unfunded portion of the defined benefit pension obligation associated with participants who were employees of the businesses retained by CoreLogic. See Note 14 Employee Benefit Plans to the consolidated financial statements for additional discussion of the defined benefit pension plan.

Principles of Combination and Basis of Presentation

The Company’s historical financial statements prior to June 1, 2010 have been prepared in accordance with generally accepted accounting principles and have been derived from the consolidated financial statements of TFAC and represent carve-out stand-alone combined financial statements. The combined financial statements prior to June 1, 2010 include items attributable to the Company and allocations of general corporate expenses from TFAC.

The Company’s historical financial statements prior to June 1, 2010 include assets, liabilities, revenues and expenses directly attributable to the Company’s operations. The Company’s historical financial statements prior to June 1, 2010 reflect allocations of corporate expenses from TFAC for certain functions provided by TFAC, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, compliance, facilities, procurement, employee benefits, and share-based compensation. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of net revenue, domestic headcount or assets or a combination of such drivers. The Company considers the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented. The Company’s historical financial statements prior to June 1, 2010 do not reflect the debt or interest expense it might have incurred if it had been a stand-alone entity. In addition, the Company expects to incur other expenses, not reflected in its historical financial statements prior to June 1, 2010, as a result of being a separate publicly traded company. As a result, the Company’s historical financial statements prior to June 1, 2010 do not necessarily reflect what its financial position or results of operations would have been if it had been operated as a stand-alone public entity during the periods covered prior to June 1, 2010, and may not be indicative of the Company’s future results of operations and financial position.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect the consolidated operations of the Company as a separate, stand-alone publicly traded company subsequent to June 1, 2010. The consolidated financial statements include the accounts of First American Financial Corporation and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method. Investments in which the Company does not exercise significant influence over the investee are accounted for under the cost method.

Reportable Segments

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar products and services internationally. This segment also provides escrow and closing services, accommodates tax-deferred exchanges of real estate, maintains, manages and provides access to title plant records and images and provides banking, trust and investment advisory services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance and similar products, as well as related services, either directly or through joint ventures in foreign countries, including Canada, the United Kingdom and various other established and emerging markets.

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. This business is licensed to issue policies in all 50 states and actively issues policies in 43 states. In its largest market, California, it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. The home warranty business provides residential service contracts that cover residential systems and appliances against failures that occur as the result of normal usage during the coverage period. This business currently operates in 39 states and the District of Columbia.

The corporate division consists of certain financing facilities as well as the corporate services that support the Company’s business operations.

Critical Accounting Policies and Estimates

The Company’s management considers the accounting policies described below to be critical in preparing the Company’s consolidated financial statements. These policies require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosures of contingencies. See Note 1 Description of the Company to the consolidated financial statements for a more detailed description of the Company’s accounting policies.

Revenue recognition.    Title premiums on policies issued directly by the Company are recognized on the effective date of the title policy and escrow fees are recorded upon close of the escrow. Revenues from title policies issued by independent agents are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. Revenues earned by the Company’s title plant management business are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

Direct premiums of the Company’s specialty insurance segment include revenues from home warranty contracts which are recognized ratably over the 12-month duration of the contracts, and revenues from property and casualty insurance policies which are also recognized ratably over the 12-month duration of the policies.

Interest on loans of the Company’s thrift subsidiary is recognized on the outstanding principal balance on the accrual basis. Loan origination fees and related direct loan origination costs are deferred and recognized over the life of the loan. Revenues earned by the other products in the Company’s trust and banking operations are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

Provision for policy losses.    The Company provides for title insurance losses by a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a rate (the loss provision rate) to total title insurance premiums and escrow fees. The Company’s management estimates the loss provision rate at the beginning of each year and reassesses the rate quarterly to ensure that the resulting incurred but not reported (“IBNR”) loss reserve and known claims reserve included in the Company’s consolidated balance sheets together reflect management’s best estimate of the total costs required to settle all IBNR and known claims. If the ending IBNR reserve is not considered adequate, an adjustment is recorded.

The process of assessing the loss provision rate and the resulting IBNR reserve involves evaluation of the results of both an in-house actuarial review and independent actuarial analysis. The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by in-house claims and operations personnel. Current economic and business trends are also reviewed and used in the reserve analysis. These include real estate and mortgage markets conditions, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience. Results from the analysis include, but are not limited to, a range of IBNR reserve estimates and a single point estimate for IBNR as of the balance sheet date.

For recent policy years at early stages of development (generally the last three years), IBNR is estimated by applying an expected loss rate to total title insurance premiums and escrow fees and adjusting for policy year maturity using the estimated loss development patterns. The expected loss rate and patterns are based on historical experience and the relationship of the history to the applicable policy years. This is a generally accepted actuarial method of determining IBNR for policy years at early development ages. IBNR calculated in this way differs from the IBNR a multiplicative loss development factor calculation would produce. Factor-based development effectively extrapolates results to date forward through the lifetime of the policy year’s development.

For more mature policy years (generally, policy years aged more than three years), IBNR is estimated using multiplicative loss development factor calculations. These years were exposed to adverse economic conditions during 2007-2010 that may have resulted in acceleration of claims and one-time losses. The possible extrapolation of these losses to future development periods by using factors was considered. The impact of economic conditions during 2007-2010 is believed to account for a much less significant portion of losses on policy years 2004 and prior than on more recent policy years. Policy years 2004 and prior were at relatively mature ages when the adverse development period began in 2007, and much of their losses had already been incurred by then. In addition, the loss development factors for policy years 2007 and prior are low enough that the potential for over-extrapolation is limited to an acceptable level.

The Company utilizes an independent third party actuary who produces a report with estimates and projections of the same financial items described above. The third party actuary’s analysis uses generally accepted actuarial methods that may in whole or in part be different from those used by the in-house actuary. The third party actuary’s report is used to validate the reasonableness of the in-house analysis.

The Company’s management uses the IBNR point estimate from the in-house actuary’s analysis and other relevant information it may have concerning claims to determine what it considers to be the best estimate of the total amount required for the IBNR reserve.

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70 to 80 percent of claim amounts become known in the first five years of the policy life, and the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years, while possible, is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a 50 basis point change to one or more of the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. If the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $105.1 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from expected claims experience.

The Company provides for property and casualty insurance losses when the insured event occurs. The Company provides for claims losses relating to its home warranty business based on the average cost per claim as applied to the total of new claims incurred. The average cost per home warranty claim is calculated using the average of the most recent 12 months of claims experience.

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported and non-title claims, follows:

(in thousands except percentages)	December 31, 2010		December 31, 2009
Known title claims	$192,268	17.4%	$206,439	16.8%
IBNR	875,627	79.0%	978,854	79.7%

Total title claims	1,067,895	96.4%	1,185,293	96.5%
Non-title claims	40,343	3.6%	42,464	3.5%

Total loss reserves	$1,108,238	100.0%	$1,227,757	100.0%

Fair Value of Investment Portfolio.    The Company classifies the fair value of its debt and equity securities using a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each security in the Company’s available-for-sale portfolio is based on management’s assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The three hierarchy levels are defined as follows:

Level 1—Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair value of equity securities are classified as Level 1.

Level 2—Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The Level 2 category includes U.S. Treasury bonds, municipal bonds, foreign bonds, governmental agency bonds, governmental agency mortgage-backed securities and corporate debt securities, many of which are actively traded and have market prices that are readily verifiable.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Level 3 category includes non-agency mortgage-backed and asset-backed securities which are currently not actively traded.

If the inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. The valuation techniques and inputs used to estimate the fair value of the Company’s debt and equity securities are summarized as follows:

Fair value of debt securities

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

Other-than-temporary impairment–debt securities

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2010, the Company does not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

The table below summarizes the primary assumptions used at December 31, 2010 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	7.8%	4.4%—13.0%
Default rates	6.3%	0.2%—18.4%
Loss severity	39.0%	0.3%—61.0%

Fair value of equity securities

The fair value of equity securities, including preferred and common stocks, was based on quoted market prices for identical assets that are readily and regularly available in an active market.

Other-than-temporary impairment–equity securities

When, in the opinion of management, a decline in the fair value of an equity security (including common and preferred stock) and, prior to the first quarter of 2009, a debt security is considered to be other-than-temporary, such security is written down to its fair value. When assessing if a decline in value is other-than-temporary, the factors considered include the length of time and extent to which fair value has been below cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security, the seniority and duration of the securities, issuer-specific news and other developments, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes (including the outlook for industry sectors, which includes government policy initiatives) and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

Impairment testing for goodwill and other indefinite-lived intangible assets.    The Company is required to perform an annual impairment test for goodwill and other indefinite-lived intangible assets for each reporting unit. This annual test, which the Company has elected to perform every fourth quarter, utilizes a variety of valuation techniques, all of which require it to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect a range of possible outcomes and an appropriate discount rate. The use of comparative market multiples (the “market approach”) compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. The Company also uses certain of these valuation techniques in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. In assessing the fair value, the Company utilizes the results of the valuations (including the market approach to the extent comparables are available) and considers the range of fair values determined under all methods and the extent to which the fair value exceeds the book value of the equity. The Company’s four reporting units are title insurance, home warranty, property and casualty insurance and trust and other services. The Company’s policy is to perform an annual impairment test for each reporting unit in the fourth quarter or sooner if circumstances indicate a possible impairment.

Management’s impairment testing process includes two steps. The first step (“Step 1”) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis and market approach valuations. If the fair value of the reporting unit exceeds its book value, the goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second step (“Step 2”) must be completed to determine if the fair value of the goodwill exceeds the book value of the goodwill.

Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth rates and operating margins, discount rates and future market conditions, determination of market multiples and the establishment of a control premium, among others. Forecasts of future operations are based, in part, on operating results and the Company’s expectations as to future market conditions. These types of analyses contain uncertainties because they require the Company to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with the Company’s estimates and assumptions, the Company may be exposed to future impairment losses that could be material. The Company completed the required annual impairment testing for goodwill and other finite-lived intangible assets for the years ended December 31, 2010 and 2009, in the fourth quarter of each year. In 2010 and 2009, management concluded that, based on its assessment of the reporting units’ operations, the markets in which the reporting units operate and the long-term prospects for those reporting units that the more likely than not threshold for decline in value had not been met and that therefore no triggering events requiring an earlier analysis had occurred.

Impairment testing for long-lived assets. Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of long-lived assets held and used, including intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. At such time impairment in value of a long-lived asset is identified, the impairment is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value.

Income taxes.    The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized.

The Company recognizes the effect of income tax positions only if sustaining those positions is “more likely than not.” Changes in recognition or measurement of uncertain tax positions are reflected in the period in which a change in judgment occurs. The Company recognizes interest and penalties, if any, related to uncertain tax positions in tax expense.

Depreciation and amortization lives for assets.    Management is required to estimate the useful lives of several asset classes, including capitalized data, internally developed software and other intangible assets. The estimation of useful lives requires a significant amount of judgment related to matters such as future changes in technology, legal issues related to allowable uses of data and other matters.

Share-based compensation.    The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required to provide services in exchange for the award. As stock-based compensation expense recognized in the results of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company applies the long-form method for determining the pool of windfall tax benefits.

The Company’s primary means of share-based compensation is granting restricted stock units (“RSUs”). The fair value of a RSU grant is generally based on the market value of the Company’s shares on the date of grant and is generally recognized as compensation expense over the vesting period. RSUs granted to certain key employees have graded vesting and have a service and performance requirement and are therefore expensed using the accelerated multiple-option method to record share-based compensation expense. In addition, other RSUs granted to certain executive officers have a service and market requirement and are therefore expensed using the graded-vesting method to record share-based compensation expense. Due to the existence of the market requirement, the Company calculates the fair value on grant date using a Monte-Carlo Simulation to simulate a range of possible future stock prices for the Company. All other RSU awards have graded vesting and service is the only requirement to vest in the award and are therefore generally expensed using the straight-line single option method to record share-based compensation expense. RSUs receive dividend equivalents in the form of RSUs having the same vesting requirements as the RSUs initially granted.

In accordance with the modified prospective method, the Company used the Black-Scholes option-pricing model for all unvested stock options as of December 31, 2005. The Company used the binomial lattice option-pricing model to estimate the fair value for any options granted after December 31, 2005. The Company utilizes the straight-line single option method of attributing the value of share-based compensation expense unless another expense attribution model is required by the guidance.

In addition to RSUs and stock options, the Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. The Company recognizes an expense in the amount equal to the discount.

Employee benefit plans. The Company recognizes the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability on its consolidated balance sheets and recognizes changes in the funded status in the year in which changes occur, through accumulated other comprehensive income (loss). The funded status is measured as the difference between the fair value of plan assets and benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for the other postretirement plans). Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost previously are recorded as a component of accumulated other comprehensive income (loss). Plan assets and obligations are measured as of December 31.

Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidelines relating to transfers of financial assets which amended existing guidance by removing the concept of a qualifying special purpose entity and establishing a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance amending existing guidance surrounding the consolidation of variable interest entities (“VIE”) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance also requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard had no impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued updated guidance which amended the subsequent events disclosure requirements to eliminate the requirement for Securities and Exchange Commission (“SEC”) filers to disclose the date through which it has evaluated subsequent events, clarify the period through which conduit bond obligors must evaluate subsequent events and refine the scope of the disclosure requirements for reissued financial statements. The updated guidance was effective upon issuance. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued updated guidance that amends and clarifies the guidance on how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. The updated guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. The updated guidance is effective for interim financial reporting periods beginning after June 15, 2010, with adoption permitted at the beginning of each entity’s first fiscal quarter beginning after issuance. The adoption of this standard had no impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued updated guidance related to credit risk disclosures for finance receivables and the related allowance for credit losses. The updated guidance requires entities to disclose information at disaggregated levels, specifically defined as “portfolio segments” and “classes”. Expanded disclosures include, among other things, roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables (including their aging) as of the end of a reporting period. The updated guidance is effective for interim and annual reporting periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual reporting periods beginning after December 15, 2010. Except for the disclosure requirements, the adoption of this standard had no impact on the Company’s consolidated financial statements.

Pending Accounting Pronouncements:

In December 2010, the FASB issued updated guidance related to disclosure of supplementary pro forma information in connection with business combinations. The updated guidance clarifies the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are presented. The updated guidance also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2010. Except for the disclosure requirements, management does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued updated guidance related to when goodwill impairment testing should include Step 2 for reporting units with zero or negative carrying amounts. The updated guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts requiring those entities to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2010. Management does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In October 2010, the FASB issued updated guidance related to accounting for costs associated with acquiring or renewing insurance contracts. The updated guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under the updated guidance only costs based on successful efforts (that is, acquiring a new or renewal contract) including direct-response advertising costs are eligible for capitalization. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Management does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued updated guidance related to credit risk disclosures for finance receivables and the related allowance for credit losses. The updated guidance requires entities to disclose information at disaggregated levels, specifically defined as “portfolio segments” and “classes”. Expanded disclosures include, among other things, roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables (including their aging) as of the end of a reporting period. The updated guidance for disclosures of reporting period activity are required for interim and annual reporting periods beginning after December 15, 2010. Except for the disclosure requirements, management does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Management does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Overview

A substantial portion of the revenues for the Company’s title insurance and services segment result from resales and refinancings of residential real estate and, to a lesser extent, from commercial transactions, and the construction and sale of new housing. In the specialty insurance segment, revenues associated with the initial year of coverage in both the home warranty and property and casualty operations are impacted by volatility in real estate transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.

Residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 24.6% in 2010 when compared with 2009, according to the Mortgage Bankers Association’s January 14, 2011 Mortgage Finance Forecast (the “MBA Forecast”). This decrease was due to a decline in both purchase and refinance activity. According to the MBA Forecast, the dollar amount of refinance originations and purchase originations decreased 20.3% and 32.4%, respectively, in 2010 when compared with 2009. Residential mortgage originations in the United States increased 40.0% in 2009 when compared with 2008 according to the January 12, 2010 MBA Forecast. This increase reflected increases in refinance originations and purchase originations of 76.6% and 1.5%, respectively.

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

Beginning at the end of September 2010, several lenders announced that they would suspend certain foreclosures as a result of potential deficiencies in their foreclosure processes. Additionally, over the last several months, certain court rulings have called into question some foreclosure practices. Though the ultimate effect of any such deficiencies, the foreclosure suspensions (which in large part have now been lifted) and the court rulings are currently unknown, the Company believes that revenues tied to foreclosures have declined, and may continue to decline, especially in the short term, and the Company may incur costs associated with its duty to defend its insureds’ title to foreclosed properties they have purchased. As of the current date, these matters have not had a material adverse effect on the Company. Though the Company will continue to monitor foreclosure developments, at this time, the Company does not believe these matters will have a material adverse effect on the Company in the future.

Title Insurance and Services

	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums and escrow fees	$1,422,619	$1,511,264	$1,608,769	$(88,645)	(5.9)	$(97,505)	(6.1)
Agent premiums	1,517,704	1,524,120	1,709,640	(6,416)	(0.4)	(185,520)	(10.9)
Information and other	597,799	646,791	702,215	(48,992)	(7.6)	(55,424)	(7.9)
Investment income	75,517	104,551	136,108	(29,034)	(27.8)	(31,557)	(23.2)
Net realized investment gains (losses)	8,694	14,504	(53,441)	(5,810)	(40.1)	67,945	127.1
Net other-than-temporary impairment losses recognized in earnings	(7,912)	(33,038)	(31,074)	25,126	76.1	(1,964)	(6.3)

	3,614,421	3,768,192	4,072,217	(153,771)	(4.1)	(304,025)	(7.5)

Expenses
Personnel costs	1,133,133	1,147,539	1,314,905	(14,406)	(1.3)	(167,366)	(12.7)
Premiums retained by agents	1,222,274	1,229,229	1,364,046	(6,955)	(0.6)	(134,817)	(9.9)
Other operating expenses	735,424	849,740	985,904	(114,316)	(13.5)	(136,164)	(13.8)
Provision for policy losses and other claims	180,821	205,819	343,559	(24,998)	(12.1)	(137,740)	(40.1)
Depreciation and amortization	70,852	74,321	86,962	(3,469)	(4.7)	(12,641)	(14.5)
Premium taxes	33,645	32,138	42,000	1,507	4.7	(9,862)	(23.5)
Interest	8,803	14,336	24,739	(5,533)	(38.6)	(10,403)	(42.1)

	3,384,952	3,553,122	4,162,115	(168,170)	(4.7)	(608,993)	(14.6)

Income (loss) before income taxes	$229,469	$215,070	$(89,898)	$14,399	6.7	$304,968	339.2

Margins	6.3%	5.7%	(2.2)%	0.6%	11.2	7.9%	358.5

During the third quarter of 2010, the Company changed the presentation of its revenues for the title insurance and services segment. This change resulted in direct revenues from escrow and insured products being presented separately from direct revenues from non-insured products. Direct revenues from escrow and insured products are included in direct premiums and escrow fees, while direct revenues from non-insured products are included in information and other. Information and other is primarily comprised of revenues generated from fees associated with title search and related reports, title and other real property records and images, and other non-insured settlement services. This change also impacted the reporting of certain metrics discussed below, such as direct title orders opened and closed, average revenues per direct title order closed, provision for title insurance policy losses as a percentage of title insurance premiums and escrow fees, and premium taxes as a percentage of title insurance premiums and escrow fees. The Company has reclassified prior period data to conform to the current presentation.

Direct premiums and escrow fees decreased 5.9% in 2010 from 2009 and 6.1% in 2009 from 2008. The decrease in 2010 from 2009 was primarily due to a decline in the number of title orders closed by the Company’s direct operations, which reflected the decline in mortgage originations, offset in part by an increase in the average revenues per order closed. The increase in the average revenues per order closed was primarily due to an increase in commercial activity year over year. The decrease in direct premiums and escrow fees in 2009 from 2008 was primarily due to a decline in the average revenues per order closed, which was driven by an increase in the mix of lower premium refinance activity, offset in part by an increase in the number of orders closed by the Company’s direct operations. The increase in closing reflected the increase in mortgage originations year over year. The average revenues per order closed were $1,334, $1,158 and $1,301 for 2010, 2009 and 2008, respectively. The Company’s direct title operations closed 1,066,700, 1,305,000 and 1,236,600 domestic title orders during 2010, 2009 and 2008, respectively.

Agent premiums decreased 0.4% in 2010 from 2009 and 10.9% in 2009 from 2008. The decrease in 2010 from 2009 was primarily due to the same factors impacting direct title operations offset in part by an increase in market share. According to the American Land Title Association’s comparative nine months ended September 30, 2010 market share data, the Company’s agency market share increased to 15.9% up from 14.5% for the same period of the prior year. The comparative nine months ended September 30, 2010 market share data are the most current market share data available from the American Land Title Association. The decrease in 2009 from 2008 was due to the same factors affecting the direct title operations as well as the cancellation of certain agency relationships. The Company is continuing to analyze the terms and profitability of its title agency relationships and is working to amend agent agreements to the extent possible. Amendments being sought include, among others, changing the percentage of premiums retained by the agent and the deductible paid by the agent on claims; if changes to the agreements cannot be made, the Company may elect to terminate certain agreements.

Information and other revenue decreased 7.6% in 2010 from 2009 and 7.9% in 2009 from 2008. These decreases were primarily attributable to the same factors affecting the direct title operations, as well as changes in the Company’s international and default revenues. The Company’s international information and other revenue was flat in 2010 compared to 2009, and down approximately 50% in 2009 compared to 2008. The decline in 2009 from 2008 was due to a downturn in the global economy and real estate markets. The Company’s default information and other revenue decreased approximately 14% in 2010 compared to 2009 and increased approximately 31% in 2009 compared to 2008. The decrease in 2010 compared to 2009 was primarily attributable to a decline in foreclosure activity as a result of moratoriums on foreclosures and increased market competition, which were partially offset by increased loss mitigation activities. The increase in 2009 compared to 2008 was the result of increased default and foreclosure activity driven by the decline in U.S. property values and increased unemployment rate.

Investment income decreased 27.8% in 2010 from 2009 and 23.2% in 2009 from 2008. The decrease in the current year from the prior year is primarily due to income recognized from the sale of title plant copies in 2009 while similar sales did not occur in 2010; lower interest income from deposits in 2010 due to lower yields; and a reduction in interest income from internal notes receivable when compared to 2009 due to a reduction in the notes receivable balance. The decrease in 2009 from 2008 primarily reflected declining yields earned from the investment portfolio, a decrease in interest earned on certain escrow deposits, which reflected lower yields and lower balances, and a decrease in investment income at the Company’s trust division as a result of a decline in deposits. These decreases were partially offset by an increase in the average investment portfolio balance and the sale of title plant copies in 2009.

Net realized investment gains (losses) for the title insurance segment totaled gains of $8.7 million and $14.5 million for 2010 and 2009, respectively, and losses of $53.4 million for 2008. The net gains for 2010 and 2009 were primarily from the sale of certain debt securities and equity securities, respectively. The net losses for 2008 primarily reflected $38.8 million of impairment losses on other long-term investments, including $14.9 million related to an investment in non-voting convertible preferred stock, $17.1 million related to a note receivable of a diversified provider of real estate settlement services that declared bankruptcy and $6.8 million related to an investment in affiliate. Additionally, in 2008, the Company wrote-off $5.3 million in other accounts receivable related to the aforementioned diversified provider of real estate settlement services.

Net other-than-temporary impairment losses recognized in earnings for the title insurance segment totaled $7.9 million, $33.0 million and $31.1 million for 2010, 2009 and 2008, respectively. The majority of the net other-than-temporary impairment losses recognized in 2010 related to the Company’s non-agency mortgage-backed securities portfolio. In 2009, the net other-than-temporary impairment losses pertained primarily to the Company’s equity securities portfolio and also to the non-agency mortgage-backed securities portfolios. In 2008, a $30.3 million net other-than-temporary impairment loss was recognized related to preferred securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).

The title insurance segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two competing factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Title insurance personnel costs decreased 1.3% in 2010 from 2009 and 12.7% in 2009 from 2008. Included in personnel costs for 2010, and not in prior years, were $22.0 million of expenses associated with certain offshore functions that prior to the Separation were performed by TFAC and allocated to the Company. The allocations in prior years were included in the title insurance segment’s other operating expenses. These offshore functions are now part of the Company’s operations and their related personnel expenses are included in the title insurance segment’s personnel costs. Excluding the impact of these expenses, title insurance personnel costs decreased 3.3% in 2010 from 2009. This decrease was primarily due to domestic employee reductions, offset in part by increased expense in connection with the Company’s pension and other retirement plans. The decrease in title insurance personnel costs in 2009 from 2008 was primarily due to employee reductions, offset in part by employee separations costs and an increase in employee benefit expense due primarily to the profit-driven 401(k).

The Company continues to closely monitor order volumes and related staffing levels and will adjust staffing levels as considered necessary. The Company’s direct title operations opened 1,458,400, 1,768,900, and 1,781,700 domestic title orders in 2010, 2009, and 2008, respectively, representing a decrease of 17.6% in 2010 from 2009 and a decrease of 0.7% in 2009 from 2008.

A summary of premiums retained by agents and agent premiums is as follows:

	2010	2009	2008
	(in thousands, except percentages)
Premiums retained by agents	$1,222,274	$1,229,229	$1,364,046

Agent premiums	$1,517,704	$1,524,120	$1,709,640

% retained by agents	80.5%	80.7%	79.8%

The premium split between underwriter and agents is in accordance with the respective agency contracts and can vary from region to region due to divergences in real estate closing practices, as well as rating structures. As a result, the percentage of title premiums retained by agents varies due to the geographical mix of revenues from agency operations. The percentage of title premiums retained by agents increased over the last three years due primarily to the geographic mix of agency revenues (i.e., the agency share or split varies from region to region and thus the geographic mix of agency revenues causes this variation), partially offset by the cancellation and/or modification of certain agency relationships with unfavorable splits.

Title insurance other operating expenses (principally related to direct operations) decreased 13.5% in 2010 from 2009 and 13.8% in 2009 from 2008. Excluding the impact of the allocations for certain offshore functions discussed in the personnel costs discussion above, the decrease in other operating expenses was 10.9% in 2010 from 2009. This decrease reflected lower occupancy costs as a result of the continued consolidation/closure of certain title offices and other cost-containment programs. The decrease in 2009 from 2008 was also primarily due to lower occupancy costs as a result of the consolidation/closure of certain title offices and other cost-containment programs.

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 6.1% in 2010, 6.8% in 2009 and 10.4% in 2008. The current year rate of 6.1% reflects an expected ultimate loss rate of 4.9% for policy year 2010, with a net upward adjustment to the reserve for prior policy years. The changes in estimates resulted primarily from higher than expected claims emergence experienced during 2010 for policies issued prior to 2009, and lower than expected claims emergence experienced during 2010 for policy year 2009. The prior year rate of 6.8% reflected an expected ultimate loss rate of 7.0% for policy year 2009, with a minor downward adjustment to the reserve for certain prior policy years. The rate of 10.4% for 2008 included a $78.0 million reserve strengthening adjustment. The 2008 reserve strengthening adjustment reflected changes in estimates for ultimate losses expected, primarily from policy years 2006 and 2007. The changes in estimates resulted primarily from higher than expected claims emergence, in both frequency and aggregate amounts, experienced during 2008, for those policy years. There were many factors that impacted the claims emergence, including but not limited to: decreases in real estate prices during 2008; increases in defaults and foreclosures during 2008; and higher than expected claims emergence from lenders policies.

The current economic environment continues to show more potential for volatility than usual over the short term, particularly in regard to real estate prices and mortgage defaults, which directly affect title claims. Relevant contributing factors include high foreclosure volume, tight credit markets, general economic instability and government actions that may mitigate or exacerbate recent trends. Other factors, including factors not yet identified, may also influence claims development. At this point, economic and certain market conditions appear to be improving, yet significant uncertainty remains. This environment results in increased potential for actual claims experience to vary significantly from projections, in either direction, which would directly affect the claims provision. If actual claims vary significantly from expected, reserves may need to be adjusted to reflect updated estimates of future claims.

The volume and timing of title insurance claims are subject to cyclical influences from real estate and mortgage markets. Title policies issued to lenders are a large portion of the Company’s title insurance volume. These policies insure lenders against losses on mortgage loans due to title defects in the collateral property. Even if an underlying title defect exists that could result in a claim, often the lender must realize an actual loss, or at least be likely to realize an actual loss, for title insurance liability to exist. As a result, title insurance claims exposure is sensitive to lenders’ losses on mortgage loans, and is affected in turn by external factors that affect mortgage loan losses.

A general decline in real estate prices can expose lenders to greater risk of losses on mortgage loans, as loan-to-value ratios increase and defaults and foreclosures increase. The current environment may continue to have increased potential for claims on lenders’ title policies, particularly if defaults and foreclosures are at elevated levels. Title insurance claims exposure for a given policy year is also affected by the quality of mortgage loan underwriting during the corresponding origination year. The Company believes that sensitivity of claims to external conditions in real estate and mortgage markets is an inherent feature of title insurance’s business economics that applies broadly to the title insurance industry. Lenders have experienced high losses on mortgage loans from prior years, including loans that were originated during the years 2005 through 2007. These losses have led to higher title insurance claims on lenders policies, and also have accelerated the reporting of claims that would have been realized later under more normal conditions.

Loss ratios (projected to ultimate value) for policy years 2005-2007 are higher than loss ratios for policy years 1992-2004. The major causes of the higher loss ratios for those three policy years are believed to be confined mostly to that period. These causes included: rapidly increasing residential real estate prices which led to an increase in the incidences of fraud, lower mortgage loan underwriting standards and a higher concentration than usual of subprime mortgage loan originations.

The projected ultimate loss ratios, as of December 31, 2010, for policy years 2010 and 2009 are 4.9% and 5.2%, respectively, which are lower than the ratios for 2005 through 2008. These projections are based in part on an assumption that more favorable underwriting conditions existed in 2009 and 2010 than in 2005 through 2008, including tighter loan underwriting standards and lower housing prices. Current claims data from policy years 2009 and 2010, while still at an early stage of development, supports this assumption.

Insurers generally are not subject to state income or franchise taxes. However, in lieu thereof, a “premium” tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. The Company’s noninsurance subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company’s total tax burden at the state level for the title insurance segment is composed of a combination of premium taxes and state income taxes. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.1% for 2010, 1.1% for 2009 and 1.3% for 2008.

In general, the title insurance business is a lower profit margin business when compared to the Company’s specialty insurance segment. The lower profit margins reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinance transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margin was 6.3% and 5.7% for the years ended December 31, 2010 and 2009, respectively. The pre-tax margin loss for the year ended December 31, 2008 was 2.2%.

Specialty Insurance

	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums	$272,032	$269,631	$286,321	$2,401	0.9	$(16,690)	(5.8)
Investment income	11,876	13,431	15,657	(1,555)	(11.6)	(2,226)	(14.2)
Net realized investment gains (losses)	1,938	1,297	(2,631)	641	49.4	3,928	149.3
Net other-than-temporary impairment losses recognized in earnings	(111)	(6,820)	(1,530)	6,709	98.4	(5,290)	(345.8)

	285,735	277,539	297,817	8,196	3.0	(20,278)	(6.8)

Expenses
Personnel costs	51,477	54,907	56,532	(3,430)	(6.2)	(1,625)	(2.9)
Other operating expenses	41,980	41,601	46,840	379	0.9	(5,239)	(11.2)
Provision for policy losses and other claims	140,053	140,895	166,004	(842)	(0.6)	(25,109)	(15.1)
Depreciation and amortization	5,324	4,275	3,329	1,049	24.5	946	28.4
Premium taxes	4,135	4,346	4,366	(211)	(4.9)	(20)	(0.5)
Interest	18	25	23	(7)	(28.0)	2	8.7

	242,987	246,049	277,094	(3,062)	(1.2)	(31,045)	(11.2)

Income before income taxes	$42,748	$31,490	$20,723	$11,258	35.8	$10,767	52.0

Margins	15.0%	11.3%	7.0%	3.6%	31.9	4.4%	63.1

Specialty insurance direct premiums increased 0.9% in 2010 over 2009 and decreased 5.8% in 2009 from 2008. The increase in 2010 was due to an increase in volume from the home warranty division offset by a decline in the property and casualty division. Home warranty benefitted from the First Time Homebuyer Credit that expired in April of 2010. The decreases in 2009 compared to 2008 primarily reflected declines in business volume impacting both the property and casualty insurance division and the home warranty division.

Investment income decreased 11.6% in 2010 from 2009 and 14.2% in 2009 from 2008. These decreases primarily reflected the decreased yields earned from the investment portfolio.

Net realized investment gains (losses) and net other-than-temporary impairment losses recognized in earnings for the specialty insurance segment totaled gains of $1.8 million in 2010, compared with losses of $5.5 million and $4.2 million in 2009 and 2008, respectively. The current year net gains were primarily driven by the sale of debt securities. The prior year net losses were primarily driven by impairment losses taken on certain debt, preferred equity and common equity securities. The 2008 net losses were primarily due to realized losses on the sale of certain securities.

Specialty insurance personnel costs and other operating expenses decreased 3.2% in 2010 from 2009 and 6.6% in 2009 from 2008. The decreases were primarily due to employee reductions as well as other cost-containment programs.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 50.6% in 2010, 53.9% in 2009 and 60.5% in 2008. The decrease in rate in 2010 from 2009 was primarily due to a reduction in the average cost of claims and, to a lesser extent, fewer incidents. The decrease in rate in 2009 from 2008 was primarily due to a reduction in the average cost of claims.

The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 53.0% in 2010, 49.8% in 2009 and 54.3% in 2008. The increase in rate in 2010 from 2009 was primarily due to the return of seasonal winter storms in the first and fourth quarters of 2010, including an unusual hailstorm over Arizona in October 2010. These increases in 2010 were partially offset by lower routine or non-event core losses. The decrease in the rate in 2009 from 2008 was the result of a decline in seasonal winter storm and wildfire losses, as well as lower routine or non-event core losses.

Premium taxes as a percentage of specialty insurance segment premiums were 1.5% in 2010, 1.6% in 2009 and 1.5% in 2008.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margins were 15.0%, 11.3% and 7.0% for 2010, 2009 and 2008, respectively.

Corporate

	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Investment income	$8,675	$2,267	$(162)	$6,408	282.7	$2,429	NM [1]
Net realized investment losses	(423)	(1,164)	(2,147)	741	63.7	983	45.8

	8,252	1,103	(2,309)	7,149	648.1	3,412	147.8

Expenses
Personnel costs	31,440	15,746	16,738	15,694	99.7	(992)	(5.9)
Other operating expenses	26,299	18,235	20,289	8,064	44.2	(2,054)	(10.1)
Depreciation and amortization	2,735	3,879	4,951	(1,144)	(29.5)	(1,072)	(21.7)
Interest	7,889	5,458	2,453	2,431	44.5	3,005	122.5

	68,363	43,318	44,431	25,045	57.8	(1,113)	(2.5)

Loss before income taxes	$(60,111)	$(42,215)	$(46,740)	$(17,896)	(42.4)	$4,525	9.7

(1)	Not meaningful

Investment income totaled $8.7 million and $2.3 million in 2010 and 2009, respectively, and a loss of $0.2 million in 2008. The increase in 2010 is primarily due to an increase in yields earned on investments associated with the Company’s deferred compensation plan.

Corporate personnel costs and other operating expenses increased $23.7 million, or 69.9%, in 2010 over 2009 and decreased $3.0 million, or 8.2%, in 2009 from 2008. The increase in 2010 is primarily due to a higher level of corporate personnel costs and other operating expenses following the Separation when compared to the amounts allocated from TFAC prior to the Separation. Following the Separation, the Company is a separate publicly traded company, which resulted in a higher level of corporate costs. The increase is also due to an increase in personnel costs associated with the Company’s deferred compensation plan. The increase in costs associated with the Company’s deferred compensation plan is offset by the increase in income earned on investments associated with the deferred compensation plan, as discussed above. Other operating expenses also increased due to professional services expenses incurred in the current year related to the Separation. The decrease in 2009 from 2008 was primarily due to changes in technology initiatives and the impact of other corporate-wide cost saving initiatives that the Company implemented.

Interest expense increased $2.4 million in 2010 over 2009 and increased $3.0 million in 2009 over 2008. Interest expense prior to the Separation related to draws made in 2008 used for the Company’s operations in the amount of $140.0 million under TFAC’s credit agreement that was allocated to the Company. In connection with the Separation, the Company borrowed $200.0 million under its new credit facility and paid off the allocated portion of TFAC’s debt. Interest expense increased in 2010 over 2009 because the Company’s new credit facility bears interest at a higher rate than the allocated portion of TFAC’s debt. The increase in 2009 over 2008 is due to 2009 reflecting a full year of expense, while interest expense in 2008 reflects approximately half a year of expense, as the draws were made in the second and third quarters of 2008.

Eliminations

Eliminations represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the consolidated financial statements. The Company’s inter-segment eliminations were not material for the year ended December 31, 2010. The Company did not record inter-segment eliminations for the years ended December 31, 2009 and 2008, as there was no inter-segment income or expense.

Income Taxes

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Taxes calculated at federal rate	$73,843	$67,360	$(44,321)
State taxes, net of federal benefit	3,340	(612)	3,735
Tax effect of noncontrolling interests	388	681	1,096
Dividends received deduction	(250)	(1,381)	(526)
Change in liability for tax positions	4,626	(8,776)	(1,710)
Exclusion of certain meals and entertainment expenses	2,889	2,675	3,745
Change in capital loss valuation allowance	(14,683)	—	—
Foreign taxes in excess of (less than) federal rate	9,802	10,365	(1,535)
Other items, net	3,195	(244)	(3,917)

	$83,150	$70,068	$(43,433)

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes), was 39.2% for 2010, 34.3% for 2009 and 37.5% for 2008. The absolute differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes and noncontrolling interests, reserve adjustments recorded in 2009 and 2008 for which corresponding tax benefits were recognized, as well as changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits. In addition, certain interest and penalties relating to uncertain tax positions were released during 2009 and 2008 based on changes in facts and circumstances associated with the related tax uncertainty.

Net Income and Net Income (loss) Attributable to the Company

Net income (loss) and per share information are summarized as follows see Note 13 Earnings (Loss) Per Share to the consolidated financial statements:

	2010	2009	2008
	(in thousands, except per share amounts)
Net income	$128,956	$134,277	$(72,482)
Less: Net income attributable to noncontrolling interests	1,127	11,888	11,523

Net income (loss) attributable to the Company	$127,829	$122,389	$(84,005)

Per share of common stock:
Net income (loss) attributable to the Company:
Basic	$1.23	$1.18	$(0.81)

Diluted	$1.20	$1.18	$(0.81)

Weighted-average shares:
Basic	104,134	104,006	104,006

Diluted	106,177	104,006	104,006

Net income attributable to noncontrolling interests decreased $10.8 million, or 90.5%, in 2010 from 2009 and increased $0.4 million in 2009 over 2008. The decrease in net income attributable to noncontrolling interests in 2010 when compared to 2009 is due to the Company’s purchases of subsidiary shares from noncontrolling interests in 2009. The purchases of subsidiary shares did not significantly impact net income attributable to noncontrolling interests in 2009, because the majority of the Company’s purchases occurred late in the fourth quarter of 2009. Net income attributable to noncontrolling interests was relatively unchanged in 2009 when compared to 2008 due to the profits of the Company’s subsidiaries with noncontrolling interests not significantly fluctuating year over year, and the fact that the majority of the Company’s purchases of subsidiary shares from noncontrolling interests occurred late in the fourth quarter of 2009.

Per share information for the current year and prior years was computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period prior to the Separation.

Liquidity and Capital Resources

Cash Requirements.    The Company’s current cash requirements include operating expenses, taxes, payments of interest and principal on its debt, capital expenditures, potential business acquisitions, payments in connection with employee benefit plans and dividends on its common stock. The Company continually assesses its capital allocation strategy, including decisions relating to dividends, share repurchases, capital expenditures, acquisitions and investments. Management expects that the Company will continue to pay quarterly cash dividends at or above the historical levels paid since the Separation. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our businesses, industry practice, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds, through cash dividends from subsidiaries and borrowings on its revolving credit facility, as needed. The Company’s short-term and long-term liquidity requirements are monitored regularly to ensure that it can meet its cash requirements. The Company forecasts the needs of its primary subsidiaries and periodically reviews their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts. Due to the Company’s liquid-asset position and its ability to generate cash flows from operations, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and obligations for at least the next twelve months.

The Company’s insurance subsidiaries generate cash from premiums earned and their respective investment portfolios and these funds are adequate to satisfy the payments of claims and other liabilities.

The Company’s two significant sources of internally generated funds are dividends and other payments from its subsidiaries. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. Under such regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries in 2011 is $194.3 million. Such restrictions have not had, nor are they expected to have, an impact on the Company’s ability to meet its cash obligations.

Cash provided by operating activities amounted to $155.5 million, $233.6 million and $110.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, after net claim payments of $456.2 million, $452.2 million and $482.2 million, respectively. The principal nonoperating uses of cash and cash equivalents for the year ended December 31, 2010 were the repayment of debt (to TFAC and third parties), cash distribution to TFAC in connection with the Separation, additions to the investment portfolio, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the year ended December 31, 2010 were increases in the deposit balances at the Company’s banking operations, proceeds from the Company’s new revolving credit facility and proceeds from the sales and maturities of debt and equity securities.

The principal nonoperating uses of cash and cash equivalents for the two years ended December 31, 2009 were for acquisitions (including the acquisition of noncontrolling interests), additions to the investment portfolio, capital expenditures, dividends paid to TFAC, distributions to noncontrolling shareholders and the repayment of debt. The most significant nonoperating sources of cash and cash equivalents were the proceeds from the allocated portion of TFAC debt, net investment activity by TFAC and proceeds from the sales and maturities of debt and equity securities. The net effect of all activities on total cash and cash equivalents was an increase of $97.4 million for 2010, and decreases of $92.4 million and $182.7 million for 2009 and 2008, respectively.

Financing.    On April 12, 2010, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) in its capacity as administrative agent and a syndicate of lenders.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans and the Collateral Agent may exercise remedies under the collateral documents. Upon the occurrence of certain insolvency and bankruptcy events of default the loans automatically accelerate. At December 31, 2010, the Company is in compliance with the debt covenants under the credit agreement.

Notes and contracts payable (including allocated portion of TFAC debt) as a percentage of total capitalization was 12.8% at December 31, 2010, compared with 11.3% as of the prior year end. This increase was attributable to the decrease in total equity and increase in notes and contract payable during the current year. Equity decreased due to the net distribution to TFAC made by the Company in connection with the Separation. The increase in debt was also a result of the Separation. Notes and contracts payable are more fully described in Note 10 Notes and Contracts Payable to the consolidated financial statements.

Investment Portfolio.    As of December 31, 2010, the Company’s debt and equity investment securities portfolio consists of approximately 88% of fixed income securities. As of that date, over 72% of the Company’s fixed income investments are held in securities that are United States government-backed or rated AAA, and approximately 96% of the fixed income portfolio is rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on S&P and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

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

	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade
December 31, 2010
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	99.6%	0.4%	0.0%
Foreign bonds	97.5%	0.4%	2.1%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed and asset-backed securities	0.5%	0.0%	99.5%
Corporate debt securities	95.4%	4.6%	0.0%
Preferred stock	0.0%	0.0%	100.0%

	91.7%	0.5%	7.8%

Approximately 27% of the Company’s municipal bonds portfolio has third party insurance in effect.

Substantially all securities in the Company’s non-agency mortgage-backed and asset-backed portfolio are senior tranches and were investment grade at the time of purchase, however many have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed and asset-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on S&P’s and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected. All amounts and ratings are as of December 31, 2010.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$6,906	$5,340	0.0%	0.0%	100.0%
2006	7	31,438	21,355	0.0%	0.0%	100.0%
2005	2	6,131	4,636	0.0%	0.0%	100.0%
2003	1	310	303	100.0%	0.0%	0.0%
Alt-A single family residential:
2007	2	18,988	15,900	0.0%	0.0%	100.0%

	13	$63,773	$47,534	0.5%	0.0%	99.5%

As of December 31, 2010, none of the non-agency mortgage-backed and asset-backed securities were on negative credit watch by S&P or Moody’s.

The Company assessed its non-agency mortgage-backed and asset-backed securities portfolio to determine what portion of the portfolio, if any, is other-than-temporarily impaired at December 31, 2010. Management’s analysis of the portfolio included its expectations of the future performance of the underlying collateral, including, but not limited to, prepayments, defaults and loss severity assumptions. In developing these expectations, the Company utilized publicly available information related to individual assets, analysts’ expectations on the expected performance of similar underlying collateral and certain of CoreLogic’s securities, loans and property data and market analytic tools. As a result of the Company’s security-level review, it recognized total other-than-temporary impairments of $8.5 million on its non-agency mortgage-backed securities for the year ended December 31, 2010. $6.3 million of other-than-temporary impairment losses were considered to be credit related and were recognized in earnings and $2.2 million of other-than-temporary impairment losses were considered to be related to factors other than credit and were therefore recognized in other comprehensive income for the year ended December 31, 2010. The amounts remaining in other comprehensive income should not be recorded in earnings, because the losses were not considered to be credit related based on the Company’s other-than-temporary impairment analysis as discussed above.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Contractual obligations.    A summary, by due date, of the Company’s total contractual obligations at December 31, 2010, is as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Notes and contracts payable	$293,817	$19,585	$214,355	$26,988	$32,889
Interest on notes and contracts payable	40,960	10,248	15,197	4,400	11,115
Operating leases	292,763	89,926	125,686	55,506	21,645
Deposits	1,482,557	1,460,065	15,837	6,655	—
Claim losses	1,108,238	292,900	281,829	161,987	371,522
Pension and supplemental benefit plans	499,063	36,378	68,198	38,440	356,047

	$3,717,398	$1,909,102	$721,102	$293,976	$793,218

The timing of claim payments is estimated and is not set contractually. Nonetheless, based on historical claims experience, the Company anticipates the above payment patterns. Changes in future claim settlement patterns, judicial decisions, legislation, economic conditions and other factors could affect the timing and amount of actual claim payments. The timing and amount of payments in connection with pension and supplemental benefit plans is based on the Company’s current estimate and requires the use of significant assumptions. Changes in significant assumptions could affect the amount and timing of pension and supplemental benefit plan payments. See Note 14 Employee Benefit Plans to the consolidated financial statements for additional discussion of management’s significant assumptions. The Company is not able to reasonably estimate the timing of payments, or the amount by which the liability for the Company’s uncertain tax positions will increase or decrease over time; therefore the liability of $11.1 million has not been included in the contractual obligations table. See Note 12 Income Taxes to the consolidated financial statements for additional discussion of the Company’s liability for uncertain tax positions.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $3.03 billion and $2.46 billion at December 31, 2010 and 2009, respectively, of which $0.9 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying consolidated balance sheets, in cash and cash equivalents at December 31, 2010 and 2009, respectively, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $2.9 billion at December 31, 2010 and 2009, and were held at First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company under GAAP and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits, including investment programs, borrowing agreements, and vendor services arrangements with various financial institutions. The effects of these programs are included in the consolidated financial statements as income or a reduction in expense, as appropriate, based on the nature of the arrangement and benefit earned.

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $609.9 million and $385.0 million at December 31, 2010 and December 31, 2009, respectively, of which $408.8 million and $186.1 million at December 31, 2010 and December 31, 2009, respectively, were held at the Company’s subsidiary, First Security Business Bank (“FSBB”). The like-kind exchange deposits held at FSBB are included in the accompanying consolidated balance sheets in cash and cash equivalents with offsetting liabilities included in deposits. The remaining exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company under GAAP and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in bank deposits with FDIC insured institutions. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company has interest rate risk associated with certain financial instruments. The Company monitors its risk associated with fluctuations in interest rates and makes investment decisions to manage accordingly. The Company does not currently use derivative financial instruments in any material amount to hedge these risks. The table below provides information about certain assets and liabilities as of December 31, 2010 that are sensitive to changes in interest rates and presents cash flows and the related weighted average interest rates by expected maturity dates.

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(in thousands except percentages)
Assets
Deposits with Savings and Loan Associations and Banks
Book Value	$59,974						$59,974	$59,974
Average Interest Rate	1.70%							100.0%
Debt Securities
Amortized Cost	$105,107	127,170	85,311	108,148	97,837	1,592,268	$2,115,841	$2,107,984
Average Interest Rate	4.19%	3.46%	4.15%	3.41%	3.11%	2.45%		99.6%
Notes Receivable from CoreLogic
Book Value	$2,338	2,494	2,661	2,838	3,028	5,428	$18,787	$18,708
Average Interest Rate	6.52%	6.52%	6.52%	6.52%	6.52%	6.52%		96.7%
Loans Receivable
Book Value	$3,973	3,004	2,180	2,931	9,830	143,685	$165,603	$166,904
Average Interest Rate	7.15%	7.47%	7.02%	6.21%	6.10%	6.61%		100.8%
Liabilities
Interest Bearing Escrow Deposits
Book Value	$736,664						$736,664	$736,664
Average Interest Rate	0.38%							100.0%
Variable Rate Deposits
Book Value	$437,137						$437,137	$437,137
Average Interest Rate	0.31%							100.0%
Fixed Rate Deposits
Book Value	$22,736	9,024	6,813	2,384	4,271		$45,228	$45,988
Average Interest Rate	2.09%	2.90%	2.31%	3.03%	2.70%			101.7%
Notes and Contracts Payable
Book Value	$19,585	7,848	206,507	11,950	15,038	32,889	$293,817	$295,465
Average Interest Rate	3.66%	3.48%	3.42%	4.46%	4.61%	5.22%		100.6%

Equity Price Risk

The Company is also subject to equity price risk related to its equity securities portfolio. At December 31, 2010, the Company had equity securities with a cost basis of $280.0 million and estimated fair value of $282.4 million. At December 31, 2010, included in the equity securities portfolio are shares of CoreLogic common stock, which the Company received in connection with the Separation, with a cost basis of $242.6 million and estimated fair value of $239.5 million. The Company manages its equity price risk, including the risk associated with its CoreLogic common stock, through an investment committee made up of certain senior executives which is advised by an experienced investment management staff.

Foreign Currency Risk

Although the Company has exchange rate risk for its operations in certain foreign countries, this risk is not material to the Company’s financial condition or results of operations. The Company does not hedge any of its foreign exchange risk.

Credit Risk

The Company’s corporate, municipal, foreign, non-agency mortgage-backed and asset-backed and, to a lesser extent, its agency securities are subject to credit risk. The Company manages its credit risk through actively monitoring issuer financial reports, credit spreads, security pricing and credit rating migration. Further, diversification and concentration limits by asset type and per issuer are established and monitored by the Company’s investment committee.

The Company’s non-agency mortgage-backed and asset-backed securities credit risk is analyzed by monitoring servicer reports and through utilization of sophisticated cash flow models to measure the default characteristics of the underlying collateral pools.

The Company holds a large concentration in US government agency securities, including agency mortgage-backed securities. In the event of discontinued US government support of its federal agencies, material credit risk could be observed in the portfolio. The Company views that scenario as unlikely but possible. The federal government currently is considering various alternatives to reform the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The nature and timing of the reforms is unknown, however the federal government recently reiterated its commitment to ensuring that Fannie Mae and Freddie Mac have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations.

The Company’s overall investment securities portfolio maintains an average credit quality of AA.

Item 8.    Financial Statements and Supplementary Data

Separate financial statements for subsidiaries not consolidated and 50% or less owned persons accounted for by the equity method have been omitted because they would not constitute a significant subsidiary.

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

First American Financial Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of First American Financial Corporation and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1, amounts recorded for allocations of certain expenses directly attributable to the operations of First American Financial Corporation are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company operated as a separate, stand-alone entity.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California

March 1, 2011

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$728,746	$631,297
Accounts and accrued income receivable, less allowances ($39,904 and $35,595)	234,539	239,166
Income taxes receivable	22,266	27,265
Investments:
Deposits with savings and loan associations and banks	59,974	75,505
Debt securities	2,107,984	1,838,719
Equity securities	282,416	51,020
Other long-term investments	177,990	275,275
Notes receivable from CoreLogic/The First American Corporation (“TFAC”)	18,787	187,825

	2,647,151	2,428,344

Loans receivable, net	161,526	161,897
Property and equipment, net	345,871	358,571
Title plants and other indexes	504,606	488,135
Deferred income taxes	96,846	101,818
Goodwill	812,031	800,986
Other intangible assets, net	70,050	78,892
Other assets	198,194	213,910

	$5,821,826	$5,530,281

LIABILITIES AND EQUITY
Deposits	$1,482,557	$1,153,574
Accounts payable and accrued liabilities:
Accounts payable	33,350	31,951
Personnel costs	137,848	125,622
Pension costs and other retirement plans	409,317	378,427
Other	155,889	163,766

	736,404	699,766

Due to CoreLogic / TFAC, net	62,370	12,264
Deferred revenue	144,719	144,756
Reserve for known and incurred but not reported claims	1,108,238	1,227,757
Notes and contracts payable	293,817	119,313
Allocated portion of TFAC debt	—	140,000

	3,828,105	3,497,430

Commitments and contingencies
Stockholders’ equity or TFAC’s invested equity:
Preferred stock, $0.00001 par value, Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value:
Authorized—300,000 shares, Outstanding—104,457 shares	1	—
Additional paid-in capital	2,057,098	—
Retained earnings	72,074	—
TFAC’s invested equity	—	2,167,291
Accumulated other comprehensive loss	(149,156)	(147,491)

Total stockholders’ equity or TFAC’s invested equity	1,980,017	2,019,800
Noncontrolling interests	13,704	13,051

Total equity	1,993,721	2,032,851

	$5,821,826	$5,530,281

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31
	2010	2009	2008
Revenues:
Direct premiums and escrow fees	$1,694,651	$1,780,895	$1,895,090
Agent premiums	1,517,704	1,524,120	1,709,640
Information and other	597,809	646,791	702,215
Investment income	94,262	120,249	151,603
Net realized investment gains (losses)	10,209	14,637	(58,219)
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on equity securities	(1,722)	(21,051)	(31,845)
Total OTTI losses on debt securities	(8,497)	(45,020)	(759)
Portion of OTTI losses on debt securities recognized in other comprehensive loss	2,196	26,213	—

	(8,023)	(39,858)	(32,604)

	3,906,612	4,046,834	4,367,725

Expenses:
Personnel costs	1,216,050	1,218,192	1,388,175
Premiums retained by agents	1,222,274	1,229,229	1,364,046
Other operating expenses	803,718	909,576	1,053,033
Provision for policy losses and other claims	320,874	346,714	509,563
Depreciation and amortization	78,911	82,475	95,242
Premium taxes	37,780	36,484	46,366
Interest	14,899	19,819	27,215

	3,694,506	3,842,489	4,483,640

Income (loss) before income taxes	212,106	204,345	(115,915)
Income taxes	83,150	70,068	(43,433)

Net income (loss)	128,956	134,277	(72,482)
Less: Net income attributable to noncontrolling interests	1,127	11,888	11,523

Net income (loss) attributable to the Company	$127,829	$122,389	$(84,005)

Net income (loss) per share attributable to the Company’s stockholders:
Basic	$1.23	$1.18	$(0.81)

Diluted	$1.20	$1.18	$(0.81)

Cash dividends per share	$0.18	$—	$—

Weighted-average common shares outstanding:
Basic	104,134	104,006	104,006

Diluted	106,177	104,006	104,006

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31
	2010	2009	2008
Net income (loss)	$128,956	$134,277	$(72,482)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	2,489	51,873	(72,906)
Unrealized gain on securities for which credit-related portion was recognized in earnings	4,820	10,173	—
Foreign currency translation adjustment	5,705	31,972	(47,796)
Pension benefit adjustment	(10,629)	20,846	(50,208)

Total other comprehensive income (loss), net of tax	2,385	114,864	(170,910)

Comprehensive income (loss)	131,341	249,141	(243,392)
Less: Comprehensive income attributable to noncontrolling interests	5,177	12,788	6,771

Comprehensive income (loss) attributable to the Company	$126,164	$236,353	$(250,163)

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	TFAC’s invested equity	Accumulated other comprehensive loss	Noncontrolling interests	Total
Balance at December 31, 2007	—	$—	$—	$—	$2,026,071	$(95,297)	$109,684	$2,040,458
Net (loss) income for 2008	—	—	—	—	(84,005)	—	11,523	(72,482)
Sale of subsidiary shares to /other increases in noncontrolling interests	—	—	—	—	—	—	6,571	6,571
Purchase of subsidiary shares from /other decreases in noncontrolling interests	—	—	—	—	—	—	(29,258)	(29,258)
Distributions to noncontrolling interests	—	—	—	—	—	—	(11,344)	(11,344)
Dividends to TFAC	—	—	—	—	(10,000)	—	—	(10,000)
Other comprehensive loss (Note 19)	—	—	—	—	—	(166,158)	(4,752)	(170,910)
Net contributions from TFAC	—	—	—	—	221,230	—	—	221,230

Balance at December 31, 2008	—	—	—	—	2,153,296	(261,455)	82,424	1,974,265
Net income for 2009	—	—	—	—	122,389	—	11,888	134,277
Sale of subsidiary shares to /other increases in noncontrolling interests	—	—	—	—	—	—	30,348	30,348
Purchase of subsidiary shares from /other decreases in noncontrolling interests	—	—	—	—	26,948	—	(103,131)	(76,183)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,378)	(9,378)
Dividends to TFAC	—	—	—	—	(83,000)	—	—	(83,000)
Other comprehensive income (Note 19)	—	—	—	—	—	113,964	900	114,864
Net distributions to TFAC	—	—	—	—	(52,342)	—	—	(52,342)

Balance at December 31, 2009	—	—	—	—	2,167,291	(147,491)	13,051	2,032,851
Net income earned prior to June 1, 2010 separation	—	—	—	—	36,777	—	147	36,924
Net contributions from TFAC	—	—	—	—	2,097	—	—	2,097
Distribution to TFAC upon separation	—	—	—	—	(156,570)	(22,051)	—	(178,621)
Capitalization as a result of separation from TFAC	—	—	2,047,528	—	(2,047,528)	—	—	—
Issuance of common stock at separation	104,006	1	(1)	—	—	—	—	—
Net income earned following June 1, 2010 separation	—	—	—	91,052	—	—	980	92,032
Dividends on common shares	—	—	—	(18,553)	—	—	—	(18,553)
Shares issued in connection with restricted stock unit, option and benefit plans	451	—	2,855	(425)	—	—	—	2,430
Share-based compensation expense	—	—	6,852	—	—	—	—	6,852
Purchase of subsidiary shares from /other decreases in noncontrolling interests	—	—	(136)	—	(2,067)	—	(3,501)	(5,704)
Sale of subsidiary shares to /other increases in noncontrolling interests	—	—	—	—	—	—	110	110
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,133)	(1,133)
Other comprehensive income (Note 19)	—	—	—	—	—	20,386	4,050	24,436

Balance at December 31, 2010	104,457	$1	$2,057,098	$72,074	$—	$(149,156)	$13,704	$1,993,721

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$128,956	$134,277	$(72,482)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Provision for policy losses and other claims	320,874	346,714	509,563
Depreciation and amortization	78,911	82,475	95,242
Net realized investment (gains) losses	(10,209)	(14,637)	58,219
Net OTTI losses recognized in earnings	8,023	39,858	32,604
Share-based compensation	15,163	14,563	8,289
Equity in (earnings) losses of affiliates	(8,376)	(10,877)	2,642
Dividends from equity method investments	8,257	3,911	5,262
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(456,225)	(452,187)	(482,157)
Net change in income tax accounts	60,290	58,437	(36,337)
Decrease in accounts and accrued income receivable	4,730	12,355	4,821
Increase (decrease) in accounts payable and accrued liabilities	5,890	52,620	(188,171)
Net change in due to CoreLogic/TFAC	(11,392)	49,589	—
Decrease in deferred revenue	(1,802)	(3,317)	(7,757)
Other, net	12,453	(80,194)	180,703

Cash provided by operating activities	155,543	233,587	110,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of acquisitions/dispositions	(12,145)	22,350	(32,801)
Purchase of subsidiary shares from/other decreases in noncontrolling interests	(3,746)	(103,131)	(12,763)
Sale of subsidiary shares to/other increases in noncontrolling interests	110	30,348	6,571
Net decrease (increase) in deposits with banks	16,092	113,974	(13,224)
Purchases of debt and equity securities	(1,532,801)	(939,229)	(886,974)
Proceeds from sales of debt and equity securities	699,342	418,552	199,883
Proceeds from maturities of debt securities	597,838	478,870	197,834
Proceeds from redemption of Company owned life insurance	19,602	—	—
Net decrease (increase) in other long-term investments	13,429	(30,717)	(166,315)
Proceeds from notes receivable from CoreLogic/TFAC	2,830	4,809	4,587
Origination and purchases of loans and participations	(9,090)	(23,729)	(45,096)
Net decrease in loans receivable after originations and others	9,461	13,524	10,155
Capital expenditures	(88,725)	(42,304)	(88,630)
Proceeds from sale of property and equipment	8,832	12,018	16,001

Cash used for investing activities	(278,971)	(44,665)	(810,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	328,983	(144,647)	554,536
Proceeds from issuance of debt	213,462	8,057	5,577
Proceeds from issuance of note payable to TFAC	29,087	—	—
Proceeds from allocation of debt from TFAC	—	—	140,000
Repayment of debt	(40,958)	(52,747)	(157,228)
Repayment of debt to TFAC	(169,572)	—	—
Distributions to noncontrolling interests	(1,133)	(9,378)	(11,344)
Excess tax benefits from share-based compensation	1,080	439	(358)
Proceeds from shares issued in connection with restricted stock unit, option and benefit plans	2,430	—	—
Dividends paid to TFAC	—	(83,000)	(10,000)
Cash dividends	(12,502)	—	(3,588)
Cash distribution to TFAC upon separation	(130,000)	—	—

Cash provided by (used for) financing activities	220,877	(281,276)	517,595

Net increase (decrease) in cash and cash equivalents	97,449	(92,354)	(182,736)
Cash and cash equivalents—Beginning of year	631,297	723,651	906,387

Cash and cash equivalents—End of year	$728,746	$631,297	$723,651

SUPPLEMENTAL INFORMATION:
Cash paid (received) during the year for:
Interest	$16,717	$10,876	$17,050
Premium taxes	$41,060	$33,520	$56,301
Income taxes, net	$21,771	$25,036	$(7,097)
Noncash investing and financing activities:
Liabilities assumed in connection with acquisitions	$1,100	$2,215	$4,096
Net noncash capital contributions from (distributions to) TFAC	$2,097	$(52,342)	$217,642
Net noncash distribution to TFAC upon separation	$(26,570)	$—	$—

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Description of the Company:

First American Financial Corporation (the “Company”), through its subsidiaries, is engaged in the business of providing financial services. The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar products and services internationally. This segment also provides escrow and closing services, accommodates tax-deferred exchanges of real estate, maintains, manages and provides access to title plant records and images and provides banking, trust and investment advisory services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance and similar products, as well as related services, either directly or through joint ventures in foreign countries, including Canada, the United Kingdom and various other established and emerging markets.

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. This business is licensed to issue policies in all 50 states and actively issues policies in 43 states. In its largest market, California, it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. The home warranty business provides residential service contracts that cover residential systems and appliances against failures that occur as the result of normal usage during the coverage period. This business currently operates in 39 states and the District of Columbia.

The corporate division consists of certain financing facilities as well as the corporate services that support the Company’s business operations.

Spin-off

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

On the record date for the Distribution, TFAC issued to the Company and its principal title insurance subsidiary, First American Title Insurance Company (“FATICO”) a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation. See Note 18 Transactions with CoreLogic/TFAC to the consolidated financial statements for further discussion of the CoreLogic stock;

•

The Company effectively assumed $200.0 million of the outstanding liability for indebtedness under TFAC’s senior secured credit facility through the Company’s borrowing and transferring to CoreLogic of $200.0 million under the Company’s credit facility in connection with the Separation. See Note 10 Notes and Contracts Payable to the consolidated financial statements for further discussion of the Company’s credit facility.

The Separation resulted in a net distribution from the Company to TFAC of $156.6 million. In connection with such distribution, the Company assumed $22.1 million of accumulated other comprehensive loss, net of tax, which was primarily related to the Company’s assumption of the unfunded portion of the defined benefit pension obligation associated with participants who were employees of the businesses retained by CoreLogic. See Note 14 Employee Benefit Plans to the consolidated financial statements for additional discussion of the defined benefit pension plan.

Significant Accounting Policies:

Principles of Combination and Basis of Presentation

The Company’s historical financial statements prior to June 1, 2010 have been prepared in accordance with generally accepted accounting principles and have been derived from the consolidated financial statements of TFAC and represent carve-out stand-alone combined financial statements. The combined financial statements prior to June 1, 2010 include items attributable to the Company and allocations of general corporate expenses from TFAC.

The Company’s historical financial statements prior to June 1, 2010 include assets, liabilities, revenues and expenses directly attributable to the Company’s operations. The Company’s historical financial statements prior to June 1, 2010 reflect allocations of corporate expenses from TFAC for certain functions provided by TFAC, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, compliance, facilities, procurement, employee benefits, and share-based compensation. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of net revenue, domestic headcount or assets or a combination of such drivers. The Company considers the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented. The Company’s historical financial statements prior to June 1, 2010 do not reflect the debt or interest expense it might have incurred if it had been a stand-alone entity. In addition, the Company expects to incur other expenses, not reflected in its historical financial statements prior to June 1, 2010, as a result of being a

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

separate publicly traded company. As a result, the Company’s historical financial statements prior to June 1, 2010 do not necessarily reflect what its financial position or results of operations would have been if it had been operated as a stand-alone public entity during the periods covered prior to June 1, 2010, and may not be indicative of the Company’s future results of operations and financial position.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect the consolidated operations of the Company as a separate, stand-alone publicly traded company subsequent to June 1, 2010. The consolidated financial statements include the accounts of First American Financial Corporation and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method. Investments in which the Company does not exercise significant influence over the investee are accounted for under the cost method.

Reclassification

Certain 2008 and 2009 amounts have been reclassified to conform to the 2010 presentation.

During 2010, the Company changed the presentation of its revenues. This change resulted in direct revenues from escrow and insured products being presented separately from direct revenues from non-insured products. Direct revenues from escrow and insured products are included in direct premiums and escrow fees, while direct revenues from non-insured products are included in information and other. Information and other is primarily comprised of revenues generated from fees associated with title search and related reports, title and other real property records and images, and other non-insured settlement services. The Company has reclassified prior period data to conform to the current presentation.

Use of estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the statements. Actual results could differ from the estimates and assumptions used.

Cash and cash equivalents

The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted for statutory deposit or premium reserve requirements.

Accounts and accrued income receivable

Accounts and accrued income receivable are generally due within thirty days and are recorded net of an allowance for doubtful accounts. We consider accounts outstanding longer than the contractual payment terms as past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to us, and the condition of the general economy and industry as a whole. Amounts are charged off in the period they are deemed to be uncollectible.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

Deposits with savings and loan associations and banks are short-term investments with initial maturities of more than 90 days.

Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various corporations, certain state and political subdivisions and mortgage-backed securities.

Equity securities are carried at fair value and consist primarily of investments in marketable common stocks of corporate entities.

The Company classifies its publicly traded debt and equity securities as available-for-sale and carries them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive loss. See Note 3 Debt and Equity Securities to the consolidated financial statements for discussion of the Company’s accounting policies pertaining to its debt and equity securities, including other-than-temporary impairment and fair value measurement.

Other long-term investments consist primarily of investments in affiliates, which are accounted for under the equity method of accounting or the cost method of accounting, and notes receivable. For the year ended December 31, 2010, the Company recognized $3.9 million of impairment losses on other long-term investments, including $3.2 million related to a note receivable and $0.7 million related to other investments. For the year ended December 31, 2009, the Company recognized a $2.2 million impairment loss on a note receivable. For the year ended December 31, 2008, the Company recognized $38.8 million of impairment losses on other long-term investments, including $14.9 million related to an investment in non-voting convertible preferred stock, $17.1 million related to a note receivable of a diversified provider of real estate settlement services that declared bankruptcy and $6.8 million related to an investment in affiliate. Additionally, in 2008, the Company wrote-off $5.3 million in other accounts receivable related to the aforementioned diversified provider of real estate settlement services. In making the determination as to whether an individual investment was impaired, the Company assessed the then-current and expected financial condition of each relevant entity, including, but not limited to, the anticipated ability of the entity to make its contractually required payments to the Company (with respect to debt obligations to us), the results of valuation work performed with respect to the entity, the entity’s anticipated ability to generate sufficient cash flows and the market conditions in the industry in which the entity was operating.

Loans receivable

The performance of the Company’s loan portfolio is evaluated on an ongoing basis by management. Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans receivable are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate. As a practical expedient, the loan may be valued based on its observable market price or the fair value of the collateral, if the loan is collateral-dependent. No indications of material impairment of loans receivable were identified during the three-year period ended December 31, 2010.

Loans, including impaired loans, are generally classified as nonaccrual if they miss more than three contractual payments, which usually represent past due between 60 to 90 days or more. Loans that are on a current payment status or miss 1 or 2 contractual payments may also be classified as nonaccrual if they are classified by the regulators in an examination, and the circumstances have not improved. The Company’s general

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

policy is to reverse from income previously accrued but unpaid interest. While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time, in accordance with the contractual terms of interest and principal. Interest income on non-accrual loans that would have been recognized during the years ended December 31, 2010, 2009 and 2008, if all of such loans had been current in accordance with their original terms, totaled $113 thousand, $12 thousand and $0, respectively.

The allowance for loan losses is established through charges to earnings in the form of provision for loan losses. Loan losses are charged to, and recoveries are credited to, the allowance for loan losses. The provision for loan losses is determined after considering various factors, such as loan loss experience, maturity of the portfolio, size of the portfolio, borrower credit history, the existing allowance for loan losses, current charges and recoveries to the allowance for loan losses, the overall quality of the loan portfolio, and current economic conditions, as determined by management, regulatory agencies and independent credit review specialists. While many of these factors are essentially a matter of judgment and may not be reduced to a mathematical formula, the Company believes that, in light of the collateral securing its loan portfolio, the current allowance for loan losses is an adequate allowance against foreseeable losses.

The adequacy of the allowance for loan losses is based on formula allocations and specific allocations. Formula allocations are made on a percentage basis, which is dependent on the underlying collateral, the type of loan and general economic conditions. Specific allocations are made as problem or potential problem loans are identified and are based upon an evaluation by management of the status of such loans. Specific allocations may be revised from time to time as the status of problem or potential problem loans changes.

Property and equipment

Property and equipment includes computer software acquired or developed for internal use and for use with the Company’s products. Software development costs, which include capitalized interest costs and certain payroll-related costs of employees directly associated with developing software, in addition to incremental payments to third parties, are capitalized from the time technological feasibility is established until the software is ready for use.

Depreciation on buildings and on furniture and equipment is computed using the straight-line method over estimated useful lives of 25 to 40 years and 3 to 10 years, respectively. Capitalized software costs are amortized using the straight-line method over estimated useful lives of 3 to 15 years. Leasehold improvements are amortized over useful lives that are consistent with the lease term.

Title plants and other indexes

Title plants and other indexes includes title plants of $502.9 million and capitalized real estate data, net of $1.7 million at December 31, 2010 and title plants of $484.7 million and capitalized real estate data, net of $3.5 million at December 31, 2009. Title plants are carried at original cost, with the costs of daily maintenance (updating) charged to expense as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes its title plants for impairment on an annual basis. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. Capitalized real estate data is amortized using the straight-line method over estimated useful lives of 5 to 15 years.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill is tested at least annually for impairment. The Company performs the goodwill impairment test in the fourth quarter using September 30 as the annual valuation date to test goodwill for impairment.

Management’s impairment testing process includes two steps. The first step (“Step 1”) compares the fair value of each reporting unit to its book value. The fair value of each reporting unit is determined by using discounted cash flow analysis and market approach valuations. If the fair value of the reporting unit exceeds its book value, the goodwill is not considered impaired and no additional analysis is required. However, if the book value is greater than the fair value, a second step (“Step 2”) must be completed to determine if the fair value of the goodwill exceeds the book value of the goodwill.

Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in the first step, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

The valuation of goodwill requires assumptions and estimates of many critical factors, including revenue growth rates and operating margins, discount rates and future market conditions, determination of market multiples and the establishment of a control premium, among others. Forecasts of future operations are based, in part, on operating results and management’s expectations as to future market conditions. These types of analyses contain uncertainties because they require management to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with the Company’s estimates and assumptions, the Company may be exposed to future impairment losses that could be material.

Other intangible assets

The Company’s intangible assets consist of covenants not to compete, customer lists, trademarks and licenses. Each of these intangible assets, excluding licenses, is amortized on a straight-line basis over their useful lives ranging from 2 to 20 years and is subject to impairment tests when there is an indication of a triggering event or abandonment. Licenses are an intangible asset with an indefinite life and are therefore not amortized but rather tested for impairment by comparing the fair value of the license with its carrying value at least annually and when an indicator of potential impairment has occurred.

Impairment of long-lived assets

Long-lived assets held and used include property and equipment, capitalized software and other intangible assets with a finite life. Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of long-lived assets held and used whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the undiscounted cash flow analysis indicates a long-lived asset is not recoverable, the impairment loss recorded is the excess of the carrying amount of the asset over its fair value.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the Company carries long-lived assets held for sale at the lower of cost or market as of the date that certain criteria have been met. As of December 31, 2010 and 2009 no long-lived assets were classified as held for sale.

Reserve for known and incurred but not reported claims

The Company provides for title insurance losses by a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a rate (the loss provision rate) to total title insurance premiums and escrow fees. The Company’s management estimates the loss provision rate at the beginning of each year and reassesses the rate quarterly to ensure that the resulting incurred but not reported (“IBNR”) loss reserve and known claims reserve included in the Company’s consolidated balance sheets together reflect management’s best estimate of the total costs required to settle all IBNR and known claims. If the ending IBNR reserve is not considered adequate, an adjustment is recorded.

The process of assessing the loss provision rate and the resulting IBNR reserve involves evaluation of the results of both an in-house actuarial review and independent actuarial analysis. The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by in-house claims and operations personnel. Current economic and business trends are also reviewed and used in the reserve analysis. These include real estate and mortgage markets conditions, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience. Results from the analysis include, but are not limited to, a range of IBNR reserve estimates and a single point estimate for IBNR as of the balance sheet date.

For recent policy years at early stages of development (generally the last three years), IBNR is estimated by applying an expected loss rate to total title insurance premiums and escrow fees and adjusting for policy year maturity using the estimated loss development patterns. The expected loss rate and patterns are based on historical experience and the relationship of the history to the applicable policy years. This is a generally accepted actuarial method of determining IBNR for policy years at early development ages. IBNR calculated in this way differs from the IBNR a multiplicative loss development factor calculation would produce. Factor-based development effectively extrapolates results to date forward through the lifetime of the policy year’s development.

For more mature policy years (generally, policy years aged more than three years), IBNR is estimated using multiplicative loss development factor calculations. These years were exposed to adverse economic conditions during 2007-2010 that may have resulted in acceleration of claims and one-time losses. The possible extrapolation of these losses to future development periods by using factors was considered. The impact of economic conditions during 2007-2010 is believed to account for a much less significant portion of losses on policy years 2004 and prior than on more recent policy years. Policy years 2004 and prior were at relatively mature ages when the adverse development period began in 2007, and much of their losses had already been incurred by then. In addition, the loss development factors for policy years 2007 and prior are low enough that the potential for over-extrapolation is limited to an acceptable level.

The Company utilizes an independent third party actuary who produces a report with estimates and projections of the same financial items described above. The third party actuary’s analysis uses generally accepted actuarial methods that may in whole or in part be different from those used by the in-house actuary. The third party actuary’s report is used to validate the reasonableness of the in-house analysis.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s management uses the IBNR point estimate from the in-house actuary’s analysis and other relevant information it may have concerning claims to determine what it considers to be the best estimate of the total amount required for the IBNR reserve.

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70 to 80 percent of claim amounts become known in the first five years of the policy life, and the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years, while possible, is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a 50 basis point change to one or more of the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. If the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $105.1 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from expected claims experience.

The Company provides for property and casualty insurance losses when the insured event occurs. The Company provides for claims losses relating to its home warranty business based on the average cost per claim as applied to the total of new claims incurred. The average cost per home warranty claim is calculated using the average of the most recent 12 months of claims experience.

Invested Equity

Invested equity refers to the net assets of the Company which reflects TFAC’s investment in the Company prior to the Separation and excludes noncontrolling interests.

Revenues

Title premiums on policies issued directly by the Company are recognized on the effective date of the title policy and escrow fees are recorded upon close of the escrow. Revenues from title policies issued by independent agents are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. Revenues earned by the Company’s title plant management business are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

Direct premiums of the Company’s specialty insurance segment include revenues from home warranty contracts which are recognized ratably over the 12-month duration of the contracts, and revenues from property and casualty insurance policies which are also recognized ratably over the 12-month duration of the policies.

Interest on loans of the Company’s thrift subsidiary is recognized on the outstanding principal balance on the accrual basis. Loan origination fees and related direct loan origination costs are deferred and recognized over the life of the loan. Revenues earned by the other products in the Company’s trust and banking operations are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Premium taxes

Title insurance, property and casualty insurance and home warranty companies, like other types of insurers, are generally not subject to state income or franchise taxes. However, in lieu thereof, most states impose a tax based primarily on insurance premiums written. This premium tax is reported as a separate line item in the consolidated statements of income (loss) in order to provide a more meaningful disclosure of the taxation of the Company.

Income taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is “more likely than not” that some or all of the deferred tax assets will not be realized.

The Company recognizes the effect of income tax positions only if sustaining those positions is “more likely than not.” Changes in recognition or measurement of uncertain tax positions are reflected in the period in which a change in judgment occurs. The Company recognizes interest and penalties, if any, related to uncertain tax positions in tax expense.

Share-based compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). The cost is recognized over the period during which an employee is required to provide services in exchange for the award. As stock-based compensation expense recognized in the results of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company applies the long-form method for determining the pool of windfall tax benefits.

The Company’s primary means of share-based compensation is granting restricted stock units (“RSUs”). The fair value of a RSU grant is generally based on the market value of the Company’s shares on the date of grant and is generally recognized as compensation expense over the vesting period. RSUs granted to certain key employees have graded vesting and have a service and performance requirement and are therefore expensed using the accelerated multiple-option method to record share-based compensation expense. In addition, other RSUs granted to certain executive officers have a service and market requirement and are therefore expensed using the graded-vesting method to record share-based compensation expense. Due to the existence of the market requirement, the Company calculates the fair value on grant date using a Monte-Carlo Simulation to simulate a range of possible future stock prices for the Company. All other RSU awards have graded vesting and service is the only requirement to vest in the award and are therefore generally expensed using the straight-line single option method to record share-based compensation expense. RSUs receive dividend equivalents in the form of RSUs having the same vesting requirements as the RSUs initially granted.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the modified prospective method, the Company used the Black-Scholes option-pricing model for all unvested stock options as of December 31, 2005. The Company used the binomial lattice option-pricing model to estimate the fair value for any options granted after December 31, 2005. The Company utilizes the straight-line single option method of attributing the value of share-based compensation expense unless another expense attribution model is required by the guidance.

In addition to RSUs and stock options, the Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. The Company recognizes an expense in the amount equal to the discount.

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) available to the Company’s stockholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if dilutive stock options had been exercised and RSUs were vested. The dilutive effect of stock options and unvested RSUs is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of RSUs would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the hypothetical windfall tax benefit that the Company receives upon assumed exercise or vesting and the hypothetical average unrecognized compensation expense for the period. The Company calculates the assumed proceeds from excess tax benefits based on the “as-if” deferred tax assets calculated under share based compensation standards.

Per share information for the current year and prior years was computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period.

Employee benefit plans

The Company recognizes the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability on its consolidated balance sheets and recognizes changes in the funded status in the year in which changes occur, through accumulated other comprehensive income (loss). The funded status is measured as the difference between the fair value of plan assets and benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for the other postretirement plans). Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost previously are recorded as a component of accumulated other comprehensive income (loss). Plan assets and obligations are measured as of December 31.

The Company informally funds its nonqualified deferred compensation plan through tax-advantaged investments known as variable universal life insurance. The Company’s deferred compensation plan assets are included as a component of other assets and the Company’s deferred compensation plan liability is included as a component of pension costs and other retirement plans on the consolidated balance sheets. The income earned on the Company’s deferred compensation plan assets is included as a component of investment income and the income earned by the deferred compensation plan participants is included as a component of personnel costs on the consolidated statements of income.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency

The Company operates in foreign countries, including Canada, the United Kingdom and various other established and emerging markets. The functional currencies of the Company’s foreign subsidiaries are their respective local currencies. The financial statements of the foreign subsidiaries are translated into U.S. dollars as follows: assets and liabilities at the exchange rate as of the balance sheet date, equity at the historical rates of exchange, and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included within other operating expenses.

Reinsurance

The Company assumes and cedes large title insurance risks through the mechanism of reinsurance. Additionally, the Company’s property and casualty insurance business uses reinsurance to limit risk associated with natural disasters such as windstorms, winter storms, wildfires and earthquakes. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer. The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss. The primary insurer generally remains liable to its insured for the total risk, but is reinsured under the terms of the reinsurance agreement. The amount of premiums assumed and ceded is recorded as a component of direct premiums and escrow fees on the Company’s income statement. The total amount of premiums assumed and ceded in connection with reinsurance was less than 1.0% of premium and escrow fees for the Company’s title insurance and property and casualty businesses for each of the three years ended December 31, 2010. Payments and recoveries on reinsured losses for the Company’s title insurance and property and casualty businesses were immaterial during the three years ended December 31, 2010.

Escrow deposits and trust assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $3.03 billion and $2.46 billion at December 31, 2010 and 2009, respectively, of which $0.9 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying consolidated balance sheets, in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $2.9 billion at December 31, 2010 and 2009, and were held at First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered the Company’s assets under generally accepted accounting principles and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits, including investment programs, borrowing agreements, and vendor services arrangements with various financial institutions. The effects of these programs are included in the consolidated financial statements as income or a reduction in expense, as appropriate, based on the nature of the arrangement and benefit earned.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Like-kind exchanges

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $609.9 million and $385.0 million at December 31, 2010 and December 31, 2009, respectively, of which $408.8 million and $186.1 million at December 31, 2010 and December 31, 2009, respectively, were held at the Company’s subsidiary, First Security Business Bank (“FSBB”). The like-kind exchange deposits held at FSBB are included in the accompanying consolidated balance sheets in cash and cash equivalents with offsetting liabilities included in deposits. The remaining exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company under generally accepted accounting principles and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in bank deposits with FDIC insured institutions. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

Recent Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidelines relating to transfers of financial assets which amended existing guidance by removing the concept of a qualifying special purpose entity and establishing a new “participating interest” definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale, and changes the amount that can be recognized as a gain or loss on a transfer accounted for as a sale when beneficial interests are received by the transferor. Enhanced disclosures are also required to provide information about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. This guidance must be applied as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard had no impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance amending existing guidance surrounding the consolidation of variable interest entities (“VIE”) to require an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity (1) has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. This guidance also requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this standard had no impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2010, the FASB issued updated guidance which amended the subsequent events disclosure requirements to eliminate the requirement for Securities and Exchange Commission (“SEC”) filers to disclose the date through which it has evaluated subsequent events, clarify the period through which conduit bond obligors must evaluate subsequent events and refine the scope of the disclosure requirements for reissued financial statements. The updated guidance was effective upon issuance. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued updated guidance that amends and clarifies the guidance on how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. The updated guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. The updated guidance is effective for interim financial reporting periods beginning after June 15, 2010, with adoption permitted at the beginning of each entity’s first fiscal quarter beginning after issuance. The adoption of this standard had no impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued updated guidance related to credit risk disclosures for financing receivables and the related allowance for credit losses. The updated guidance requires entities to disclose information at disaggregated levels, specifically defined as “portfolio segments” and “classes”. Expanded disclosures include, among other things, roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables (including their aging) as of the end of a reporting period. The updated guidance is effective for interim and annual reporting periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual reporting periods beginning after December 15, 2010. Except for the disclosure requirements, the adoption of this standard had no impact on the Company’s consolidated financial statements.

Pending Accounting Pronouncements:

In December 2010, the FASB issued updated guidance related to disclosure of supplementary pro forma information in connection with business combinations. The updated guidance clarifies the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are presented. The updated guidance also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2010. Except for the disclosure requirements, management does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2010, the FASB issued updated guidance related to when goodwill impairment testing should include Step 2 for reporting units with zero or negative carrying amounts. The updated guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts requiring those entities to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2010. Management does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements as none of its reporting units have zero or negative carrying amounts.

In October 2010, the FASB issued updated guidance related to accounting for costs associated with acquiring or renewing insurance contracts. The updated guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under the updated guidance only costs based on successful efforts (that is, acquiring a new or renewal contract) including direct-response advertising costs are eligible for capitalization. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Management does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued updated guidance related to credit risk disclosures for financing receivables and the related allowance for credit losses. The updated guidance requires entities to disclose information at disaggregated levels, specifically defined as “portfolio segments” and “classes”. Expanded disclosures include, among other things, roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables (including their aging) as of the end of a reporting period. The updated guidance for disclosures of reporting period activity are required for interim and annual reporting periods beginning after December 15, 2010. Except for the disclosure requirements, management does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Management does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements.

NOTE 2.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments carried at $134.2 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2010.

Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. Under such regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries in 2011 is $194.3 million.

The Company’s principal title insurance subsidiary, FATICO, maintained statutory surplus of $854.6 million and $802.3 million as of December 31, 2010 and 2009, respectively. Statutory net income for the years ended December 31, 2010 and 2009 was $73.3 million and $213.1 million, respectively. Statutory net loss for the year ended December 31, 2008 was $89.4 million.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statutory accounting principles differ in some respects from generally accepted accounting principles, and these differences include, but are not limited to non-admission of certain assets (principally limitations on deferred tax assets, capitalized furniture and other equipment, premiums and other receivables 90 days past due, assets acquired in connection with claim settlements other than real estate or mortgage loans secured by real estate and limitations on goodwill), reporting of bonds at amortized cost, deferral of premiums received as statutory premium reserve and supplemental reserve (if applicable) and exclusion of incurred but not reported claims reserve.

NOTE 3.    Debt and Equity Securities:

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

	Amortized cost	Gross unrealized		Estimated fair value	Other-than- temporary impairments in AOCI
(in thousands)		gains	losses
December 31, 2010
U.S. Treasury bonds	$96,055	$2,578	$(774)	$97,859	$—
Municipal bonds	280,471	2,925	(5,597)	277,799	—
Foreign bonds	184,956	1,416	(430)	185,942	—
Governmental agency bonds	241,844	1,314	(2,997)	240,161	—
Governmental agency mortgage-backed securities	1,039,266	7,560	(1,329)	1,045,497	—
Non-agency mortgage-backed and asset-backed securities (1)	63,773	277	(16,516)	47,534	28,409
Corporate debt securities	209,476	5,216	(1,500)	213,192	—

	$2,115,841	$21,286	$(29,143)	$2,107,984	$28,409

December 31, 2009
U.S. Treasury bonds	$72,316	$1,834	$(297)	$73,853	$—
Municipal bonds	132,965	2,484	(493)	134,956	—
Foreign bonds	150,105	1,886	(83)	151,908	—
Governmental agency bonds	326,787	1,816	(1,829)	326,774	—
Governmental agency mortgage-backed securities	997,293	13,929	(6,080)	1,005,142	—
Non-agency mortgage-backed and asset-backed securities (1)	94,454	1,546	(36,799)	59,201	26,213
Corporate debt securities	86,911	1,204	(1,230)	86,885	—

	$1,860,831	$24,699	$(46,811)	$1,838,719	$26,213

(1)

At December 31, 2010, the $63.8 million amortized cost is net of $6.3 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2010. At December 31, 2009, the $94.5 million amortized cost is net of $18.8 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2009. At December 31, 2010, the $16.5 million gross unrealized losses include $10.4 million of unrealized losses for securities determined to be other-than-temporarily impaired and $6.1 million of unrealized losses for securities for which an other-than-temporary impairment has not

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been recognized. At December 31, 2009, the $36.8 million gross unrealized losses include $17.2 million of unrealized losses for securities determined to be other-than-temporarily impaired and $19.6 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. The $28.4 million and $26.2 million other-than-temporary impairments recorded in accumulated other comprehensive income (“AOCI”) through December 31, 2010 and December 31, 2009, respectively, represent the amount of other-than-temporary impairment losses recognized in AOCI which, from January 1, 2009, were not included in earnings due to the fact that the losses were not considered to be credit related. Other-than-temporary impairments were recognized in AOCI for non-agency mortgage-backed and asset-backed securities only.

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Cost	Gross unrealized		Estimated fair value
		gains	losses
December 31, 2010
Preferred stocks	$10,442	$1,150	$(18)	$11,574
Common stocks (1)	269,512	4,458	(3,128)	270,842

	$279,954	$5,608	$(3,146)	$282,416

December 31, 2009
Preferred stocks	$31,808	$1,523	$(2,140)	$31,191
Common stocks	16,333	3,497	(1)	19,829

	$48,141	$5,020	$(2,141)	$51,020

(1)	CoreLogic common stock with a cost basis of $242.6 million and an estimated fair value of $239.5 million is included in common stocks at December 31, 2010. See Note 18 Transactions with CoreLogic/TFAC to the consolidated financial statements for additional discussion of the CoreLogic common stock.

The Company had the following net unrealized gains (losses) as of December 31, 2010, 2009 and 2008:

	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
	(in thousands)
Debt securities for which an OTTI has been recognized	$(10,175)	$(15,690)	$—
Debt securities—all other	2,318	(6,422)	(73,429)
Equity securities	2,462	2,879	(33,291)

	$(5,395)	$(19,233)	$(106,720)

Sales of debt and equity securities resulted in realized gains of $15.2 million, $19.5 million and $6.3 million and realized losses of $2.6 million, $3.5 million and $5.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had the following gross unrealized losses as of December 31, 2010 and December 31, 2009:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2010
Debt securities:
U.S. Treasury bonds	$13,555	$(774)	$—	$—	$13,555	$(774)
Municipal bonds	149,921	(5,597)	—	—	149,921	(5,597)
Foreign bonds	76,106	(399)	13,587	(31)	89,693	(430)
Governmental agency bonds	160,240	(2,991)	4,994	(6)	165,234	(2,997)
Governmental agency mortgage-backed securities	177,417	(1,126)	74,848	(203)	252,265	(1,329)
Non-agency mortgage-backed and asset-backed securities	—	—	45,301	(16,516)	45,301	(16,516)
Corporate debt securities	72,481	(1,497)	422	(3)	72,903	(1,500)

Total debt securities	649,720	(12,384)	139,152	(16,759)	788,872	(29,143)
Equity securities	247,673	(3,128)	220	(18)	247,893	(3,146)

Total	$897,393	$(15,512)	$139,372	$(16,777)	$1,036,765	$(32,289)

December 31, 2009
Debt securities:
U.S. Treasury bonds	$44,382	$(297)	$—	$—	$44,382	$(297)
Municipal bonds	42,428	(448)	25,067	(45)	67,495	(493)
Foreign bonds	28,541	(82)	1,091	(1)	29,632	(83)
Governmental agency bonds	185,351	(1,817)	4,138	(12)	189,489	(1,829)
Governmental agency mortgage-backed securities	267,692	(3,048)	319,375	(3,032)	587,067	(6,080)
Non-agency mortgage-backed and asset-backed securities	1,767	(176)	54,733	(36,623)	56,500	(36,799)
Corporate debt securities	49,970	(443)	23,500	(787)	73,470	(1,230)

Total debt securities	620,131	(6,311)	427,904	(40,500)	1,048,035	(46,811)
Equity securities	1,362	(1,341)	7,776	(800)	9,138	(2,141)

Total	$621,493	$(7,652)	$435,680	$(41,300)	$1,057,173	$(48,952)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all securities in the Company’s non-agency mortgage-backed and asset-backed portfolio are senior tranches and were investment grade at the time of purchase, however many have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed and asset-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on Standard & Poor’s Ratings Group (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by either rating agency, the lower of the two ratings was selected. All amounts and ratings are as of December 31, 2010.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$6,906	$5,340	0.0%	0.0%	100.0%
2006	7	31,438	21,355	0.0%	0.0%	100.0%
2005	2	6,131	4,636	0.0%	0.0%	100.0%
2003	1	310	303	100.0%	0.0%	0.0%
Alt-A single family residential:
2007	2	18,988	15,900	0.0%	0.0%	100.0%

	13	$63,773	$47,534	0.5%	0.0%	99.5%

As of December 31, 2010, none of the non-agency mortgage-backed and asset-backed securities were on negative credit watch by S&P or Moody’s.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of debt securities at December 31, 2010, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$9,234	$69,408	$11,313	$6,100	$96,055
Estimated fair value	$9,415	$71,413	$11,205	$5,826	$97,859
Municipal bonds
Amortized cost	$3,629	$41,927	$117,318	$117,597	$280,471
Estimated fair value	$3,678	$42,988	$117,987	$113,146	$277,799
Foreign bonds
Amortized cost	$76,811	$105,182	$2,963	$—	$184,956
Estimated fair value	$76,918	$106,059	$2,965	$—	$185,942
Governmental agency bonds
Amortized cost	$5,077	$110,802	$107,239	$18,726	$241,844
Estimated fair value	$5,183	$110,987	$105,320	$18,671	$240,161
Corporate debt securities
Amortized cost	$8,698	$87,962	$94,771	$18,045	$209,476
Estimated fair value	$8,822	$89,763	$96,272	$18,335	$213,192

Total debt securities excluding mortgage-backed and asset-backed securities
Amortized cost	$103,449	$415,281	$333,604	$160,468	$1,012,802
Estimated fair value	$104,016	$421,210	$333,749	$155,978	$1,014,953

Total mortgage-backed and asset-backed securities
Amortized cost					$1,103,039
Estimated fair value					$1,093,031
Total debt securities
Amortized cost					$2,115,841
Estimated fair value					$2,107,984

Other-than-temporary impairment—debt securities

Although dislocations in the capital and credit markets have largely recovered, there continues to be volatility and disruption concerning certain vintages of non-agency mortgage-backed securities. The primary factors negatively impacting certain vintages of non-agency mortgage-backed securities include stringent borrowing guidelines that result in the inability of borrowers to refinance, high unemployment, continued declines in real estate values, uncertainty regarding the timing and effectiveness of governmental solutions and a general slowdown in economic activity. As of December 31, 2010, gross unrealized losses on non-agency mortgage-backed and asset-backed securities for which an other-than-temporary impairment has not been recognized were $6.1 million (which represents 6 securities), all of which have been in an unrealized loss position for longer than 12 months. The Company determines if a non-agency mortgage-backed and asset-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed and

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset-backed securities in its portfolio that are in an unrealized loss position. The methodology and key assumptions used in estimating the present value of cash flows expected to be collected are described below. For the securities that were determined not to be other-than-temporarily impaired at December 31, 2010, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2010, the Company does not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

The table below summarizes the primary assumptions used at December 31, 2010 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	7.8%	4.4% – 13.0%
Default rates	6.3%	0.2% – 18.4%
Loss severity	39.0%	0.3% – 61.0%

As a result of the Company’s security-level review, it recognized total other-than-temporary impairments of $8.5 million and $45.0 million on its non-agency mortgage-backed and asset-backed securities for the years ended December 31, 2010 and 2009, respectively. $6.3 million and $18.8 million of other-than-temporary impairment losses were considered to be credit related and were recognized in earnings for the years ended

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2010 and 2009, respectively, while $2.2 million and $26.2 million of other-than-temporary impairment losses were considered to be related to factors other than credit and were therefore recognized in other comprehensive income for the years ended December 31, 2010 and 2009, respectively. The amounts remaining in other comprehensive income for the years ended December 31, 2010 and 2009 should not be recorded in earnings, because the losses were not considered to be credit related based on the Company’s other-than-temporary impairment analysis as discussed above.

It is possible that the Company could recognize additional other-than-temporary impairment losses on some securities it owns at December 31, 2010 if future events or information cause it to determine that a decline in value is other-than-temporary.

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
(in thousands)	2010	2009
Credit loss on debt securities held at beginning of period	$18,807	$—
Addition for credit loss for which an other-than-temporary impairment was previously recognized	6,169	—
Addition for credit loss for which an other-than-temporary impairment was not previously recognized	132	18,807

Credit loss on debt securities held as of December 31	$25,108	$18,807

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company recorded other-than-temporary impairment of $1.7 million during the year ended December 31, 2010 relating to the Company’s preferred equity securities as a component of net other-than-temporary impairment losses recognized in earnings. During the prior year, the Company concluded that objective substantive evidence was not available on 51 common equity securities and 15 preferred equity securities that had been in a loss position for greater than twelve months. Accordingly, for the year ended December 31, 2009, the Company recorded an other-than-temporary impairment charge of $16.0 million and $5.1 million, relating to its common and preferred equity securities, respectively, as a component of net other-than-temporary impairment losses recognized in earnings. The prior year impairment loss includes a $2.9 million other-than-temporary impairment charge upon the Company’s election to convert its preferred stock in Citigroup Inc. into common stock of that entity under the terms of Citigroup’s publicly announced exchange offer. For the year ended December 31, 2008, we recognized an other-than-temporary impairment charge in earnings of $31.2 million related to our investments in perpetual preferred securities issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The impairment was due to actions taken by the United States government with respect to Fannie Mae and Freddie Mac.

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

Level 1—Valuations based on unadjusted quoted market prices in active markets for identical securities. The fair value of equity securities are classified as Level 1.

Level 2—Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The Level 2 category includes U.S. Treasury bonds, municipal bonds, foreign bonds, governmental agency bonds, governmental agency mortgage-backed securities and corporate debt securities, many of which are actively traded and have market prices that are readily verifiable.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Level 3 category includes non-agency mortgage-backed and asset-backed securities which are currently not actively traded.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Typical inputs and assumptions to pricing models used to value the Company’s U.S. Treasury bonds, governmental agency bonds, governmental agency mortgage-backed securities, municipal bonds, foreign bonds and corporate debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed and asset-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes and prepayment speeds. The fair value of non-agency mortgage-backed and asset-backed securities was obtained from the independent pricing service referenced above and subject to the Company’s validation procedures discussed above. However, due to the fact that these securities were not actively traded, there was less observable inputs available requiring the pricing service to use more judgment in determining the fair value of the securities, therefore the Company classified non-agency mortgage-backed and asset-backed securities as Level 3.

Equity Securities

The fair value of equity securities, including preferred and common stocks, was based on quoted market prices for identical assets that are readily and regularly available in an active market.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value as of December 31, 2010	Level 1	Level 2	Level 3
Debt securities
U.S. Treasury bonds	$97,859	$—	$97,859	$—
Municipal bonds	277,799	—	277,799	—
Foreign bonds	185,942	—	185,942	—
Governmental agency bonds	240,161	—	240,161	—
Governmental agency mortgage-backed securities	1,045,497	—	1,045,497	—
Non-agency mortgage-backed and asset-backed securities	47,534	—	—	47,534
Corporate debt securities	213,192	—	213,192	—

	2,107,984	—	2,060,450	47,534

Equity securities
Preferred stocks	11,574	11,574	—	—
Common stocks	270,842	270,842	—	—

	282,416	282,416	—	—

	$2,390,400	$282,416	$2,060,450	$47,534

(in thousands)	Estimated fair value as of December 31, 2009	Level 1	Level 2	Level 3
Debt securities
U.S. Treasury bonds	$73,853	$—	$73,853	$—
Municipal bonds	134,956	—	134,956	—
Foreign bonds	151,908	—	151,908	—
Governmental agency bonds	326,774	—	326,774	—
Governmental agency mortgage-backed securities	1,005,142	—	1,005,142	—
Non-agency mortgage-backed and asset-backed securities	59,201	—	—	59,201
Corporate debt securities	86,885	—	86,885	—

	1,838,719	—	1,779,518	59,201

Equity securities
Preferred stocks	31,191	31,191	—	—
Common stocks	19,829	19,829	—	—

	51,020	51,020	—	—

	$1,889,739	$51,020	$1,779,518	$59,201

The Company did not have any transfers in and out of Level 1 and Level 2 measurements during the years ended December 31, 2010 and 2009. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the years ended December 31, 2010 and 2009:

(in thousands)	Non-agency mortgage-backed and asset-backed securities as of December 31, 2010	Non-agency mortgage-backed and asset-backed securities as of December 31, 2009
Fair value at beginning of year	$59,201	$—
Total gains/(losses) (realized and unrealized):
Included in earnings:
Net other-than-temporary impairment losses recognized in earnings	(6,301)	—
Included in other comprehensive loss	19,014	—
Settlements and sales	(24,380)	—
Transfers into Level 3	—	59,201
Transfers out of Level 3	—	—

Fair value as of December 31	$47,534	$59,201

Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$(6,301)	$—

The Company did not purchase any non-agency mortgage-backed and asset-backed securities during the years ended December 31, 2010 and 2009. Also, the Company did not have a material amount of gains or losses on sales of non-agency mortgage-backed and asset-backed securities for the years ended December 31, 2010 and 2009. During the quarter ended December 31, 2009, we determined that the fair values of our non-agency mortgage-backed and asset-backed securities were estimated using certain significant unobservable inputs, which resulted in a Level 3 classification. Our policy is to report transfers into Level 3 as of the end of the period.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    Financing Receivables:

Financing receivables are summarized as follows:

	December 31
	2010	2009
	(in thousands)
Loans receivable, net:
Real estate–mortgage
Multi-family residential	$12,203	$12,176
Commercial	152,280	151,879
Other	1,120	773

	165,603	164,828
Allowance for loan losses	(3,271)	(2,071)
Participations sold	(977)	(1,031)
Deferred loan fees, net	171	171

Loans receivable, net	161,526	161,897

Other long-term investments:
Notes receivable—secured	14,127	13,059
Notes receivable—unsecured	10,463	23,991
Loss reserve	(5,095)	(6,573)

Notes receivable, net	19,495	30,477

Notes receivable from CoreLogic/TFAC	18,787	187,825

Total financing receivables, net	$199,808	$380,199

Real estate loans are collateralized by properties located primarily in Southern California. The average yield on the loan portfolio was 6.69% and 6.78% for the years ended December 31, 2010 and 2009, respectively. Average yields are affected by prepayment penalties recorded as income, prepayment speeds, loan fees amortized to income and the market interest rates.

Aging analysis of loans receivables at December 31, 2010, is as follows:

	Total Loans Receivables	Current	30-60 days past due	60-89 days past due	Greater than 90 days past due	Nonaccrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$12,203	$12,203	$—	$—	$—	$—
Commercial	152,280	149,839	—	—	—	2,441
Other	1,120	1,120	—	—	—	—

	$165,603	$163,162	$—	$—	$—	$2,441

The Company performs an analysis of its allowance for loan losses on a quarterly basis. In determining the allowance, the Company considers various factors, such as changes in lending policies and procedures, changes in the nature and volume of the portfolio, changes in the trend of the volume and severity of past due and classified loans, changes to the concentration of credit, as well as changes in legal and regulatory requirements. The allowance for loan losses is maintained at a level that is considered appropriate by the Company to provide for known risks in its portfolio.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loss reserves are established for notes receivable based upon an estimate of probable losses for the individual notes. A loss reserve is established on an individual note when it is deemed probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the note. The loss reserve is based upon the Company’s assessment of the borrower’s overall financial condition, resources and payment record; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including the expected future cash flows, estimated fair value of collateral on secured notes, general economic conditions and trends, and other relevant factors, as appropriate. Notes are placed on non-accrual status when management determines that the collectibility of contractual amounts is not reasonably assured.

The aggregate annual maturities for loans receivable are as follows:

Year	(in thousands)
2011	$3,973
2012	3,004
2013	2,180
2014	2,932
2015	9,830
2016 and thereafter	143,684

$165,603

NOTE 5.    Property and Equipment:

Property and equipment consists of the following:

	December 31
	2010	2009
	(in thousands)
Land	$31,843	$36,581
Buildings	297,966	342,481
Furniture and equipment	190,834	176,260
Capitalized software	307,454	270,593

	828,097	825,915
Accumulated depreciation and amortization	(482,226)	(467,344)

	$345,871	$358,571

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Goodwill:

A reconciliation of the changes in the carrying amount of goodwill by operating segment, for the years ended December 31, 2010 and 2009, is as follows:

	Title Insurance	Specialty Insurance	Total
	(in thousands)
Balance as of December 31, 2008	$760,144	$46,057	$806,201
Dispositions	(6,317)	—	(6,317)
Other/ post acquisition adjustments	1,102	—	1,102

Balance as of December 31, 2009	754,929	46,057	800,986
Acquisitions	8,631	—	8,631
Other/ post acquisition adjustments	2,414	—	2,414

Balance as of December 31, 2010	$765,974	$46,057	$812,031

The activity in the above reconciliation for other/ post acquisition adjustments primarily relates to the effect of foreign currency exchange adjustments.

The Company’s four reporting units for purposes of testing impairment are title insurance, home warranty, property and casualty insurance and trust and other services.

The Company’s policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. Although recent market conditions and economic events have had an overall negative impact on the Company’s operations and related financial results, impairment analyses were not performed at any other time in the year as no triggering events requiring such an analysis occurred.

The Company’s 2010, 2009 and 2008 evaluations did not indicate impairment in any of its reporting units. There is no accumulated impairment for goodwill as the Company has never recognized any impairment to its reporting units. Due to significant volatility in the current markets, the Company’s operations may be negatively impacted in the future to the extent that exposure to impairment losses may be increased.

NOTE 7.    Other Intangible Assets:

Other intangible assets consist of the following:

	December 31
	2010	2009
	(in thousands)
Finite-lived intangible assets:
Customer lists	$72,854	$67,598
Covenants not to compete	30,811	42,459
Trademarks	10,304	10,525

	113,969	120,582
Accumulated amortization	(63,597)	(61,385)

	50,372	59,197
Indefinite-lived intangible assets:
Licenses	19,678	19,695

	$70,050	$78,892

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for finite-lived intangible assets was $14.5 million, $14.1 million and $16.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Estimated amortization expense for finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
2011	$13,125
2012	$10,705
2013	$9,715
2014	$5,647
2015	$3,236

NOTE 8.    Deposits:

Escrow, passbook and investment certificate accounts are summarized as follows:

	December 31
	2010	2009
	(in thousands, except percentages)
Escrow accounts:
Interest bearing	$736,664	$670,308
Non-interest bearing	263,528	222,621

	1,000,192	892,929

Passbook accounts	437,137	215,031

Certificate accounts:
Less than one year	22,736	27,829
One to five years	22,492	17,785

	45,228	45,614

	$1,482,557	$1,153,574

Annualized interest rates:
Escrow accounts	0.38%	0.61%

Passbook accounts	0.31%	0.33%

Certificate accounts	2.39%	3.23%

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31
	2010	2009	2008
	(in thousands)
Balance at beginning of year	$1,227,757	$1,326,282	$1,332,337
Provision related to:
Current year	289,220	354,149	432,033
Prior years	31,654	(7,435)	77,530

	320,874	346,714	509,563

Payments, net of recoveries, related to:
Current year	136,445	137,300	180,806
Prior years	319,780	314,887	301,346

	456,225	452,187	482,152

Other	15,832	6,948	(33,466)

Balance at end of year	$1,108,238	$1,227,757	$1,326,282

“Other” primarily represents reclassifications to the reserve for assets acquired in connection with claim settlements and purchase accounting adjustments related to company acquisitions and foreign currency gains/losses. Claims activity associated with reinsurance is not material and, therefore, not presented separately. Current year payments include $123.6 million, $125.2 million and $148.1 million in 2010, 2009 and 2008, respectively, that primarily relate to the Company’s specialty insurance segment. Prior year payments include $18.6 million, $20.4 million and $23.3 million in 2010, 2009 and 2008, respectively, that relate to the Company’s specialty insurance segment.

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 6.1% in 2010, 6.8% in 2009 and 10.4% in 2008. The current year rate of 6.1% reflects an expected ultimate loss rate of 4.9% for policy year 2010, with a net upward adjustment to the reserve for prior policy years. The changes in estimates resulted primarily from higher than expected claims emergence experienced during 2010 for policies issued prior to 2009, and lower than expected claims emergence experienced during 2010 for policy year 2009. The prior year rate of 6.8% reflected an expected ultimate loss rate of 7.0% for policy year 2009, with a minor downward adjustment to the reserve for certain prior policy years. The rate of 10.4% for 2008 included a $78.0 million reserve strengthening adjustment. The 2008 reserve strengthening adjustment reflected changes in estimates for ultimate losses expected, primarily from policy years 2006 and 2007. The changes in estimates resulted primarily from higher than expected claims emergence, in both frequency and aggregate amounts, experienced during 2008, for those policy years. There were many factors that impacted the claims emergence, including but not limited to: decreases in real estate prices during 2008; increases in defaults and foreclosures during 2008; and higher than expected claims emergence from lenders policies. The Company continuously monitors the impact, if any, of these types of events on its reserve balances and adjusts the reserves when facts and circumstances indicate a change is warranted.

The current economic environment appears to have more potential for volatility than usual over the short term, particularly in regard to real estate prices and mortgage defaults, which directly affect title claims. Relevant contributing factors include high foreclosure volumes, tight credit markets, general economic instability and

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

government actions that may mitigate or exacerbate recent trends. Other factors, including factors not yet identified, may also influence claims development. At this point, economic and certain market conditions appear to be improving, yet significant uncertainty remains. This environment results in increased potential for actual claims experience to vary significantly from projections, in either direction, which would directly affect the claims provision. If actual claims vary significantly from expected, reserves may need to be adjusted to reflect updated estimates of future claims.

The volume and timing of title insurance claims are subject to cyclical influences from real estate and mortgage markets. Title policies issued to lenders are a large portion of the Company’s title insurance volume. These policies insure lenders against losses on mortgage loans due to title defects in the collateral property. Even if an underlying title defect exists that could result in a claim, often the lender must realize an actual loss, or at least be likely to realize an actual loss, for title insurance liability to exist. As a result, title insurance claims exposure is sensitive to lenders’ losses on mortgage loans, and is affected in turn by external factors that affect mortgage loan losses.

A general decline in real estate prices can expose lenders to greater risk of losses on mortgage loans, as loan-to-value ratios increase and defaults and foreclosures increase. The current environment may continue to have increased potential for claims on lenders’ title policies, particularly if defaults and foreclosures are at elevated levels. Title insurance claims exposure for a given policy year is also affected by the quality of mortgage loan underwriting during the corresponding origination year. The Company believes that sensitivity of claims to external conditions in real estate and mortgage markets is an inherent feature of title insurance’s business economics that applies broadly to the title insurance industry. Lenders have experienced high losses on mortgage loans originated during several prior policy years. These losses have led to higher title insurance claims on lenders policies, and also have accelerated the reporting of claims that would have been realized later under more normal conditions.

The projected ultimate loss ratios, as of December 31, 2010, for policy years 2010 and 2009 are 4.9% and 5.2%, respectively, which are lower than the ratios for 2005 through 2008. These projections are based in part on an assumption that more favorable underwriting conditions existed in 2009 and 2010 than in 2005 through 2008, including tighter loan underwriting standards and lower housing prices. Current claims data from both policy years 2009 and 2010, while still at an early stage of development, supports this assumption.

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims and non-title claims, follows:

(in thousands except percentages)	December 31, 2010		December 31, 2009
Known title claims	$192,268	17.4%	$206,439	16.8%
IBNR	875,627	79.0%	978,854	79.7%

Total title claims	1,067,895	96.4%	1,185,293	96.5%
Non-title claims	40,343	3.6%	42,464	3.5%

Total loss reserves	$1,108,238	100.0%	$1,227,757	100.0%

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    Notes and Contracts Payable:

	December 31
	2010	2009
	(in thousands)
Line of credit borrowings due June 1, 2013, weighted-average interest rate of 3.06% at December 31, 2010	$200,000	$—
Trust deed notes with maturities through 2032, collateralized by land and buildings with a net book value of $40,426 and $40,520 at December 31, 2010 and 2009, respectively, weighted-average interest rate of 5.45% and 5.24%, at December 31, 2010 and 2009, respectively	47,931	50,403
Other notes and contracts payable with maturities through 2020, weighted-average interest rate of 4.39% and 5.59% at December 31, 2010 and 2009, respectively	45,886	68,910

	$293,817	$119,313

The weighted-average interest rate for the Company’s notes and contracts payable was 3.66% and 5.44% at December 31, 2010 and 2009, respectively.

On April 12, 2010, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) in its capacity as administrative agent and a syndicate of lenders.

The credit agreement is comprised of a $400.0 million revolving credit facility. The revolving loan commitments terminate on the third anniversary of the date of closing, or June 1, 2013. On June 1, 2010, the Company borrowed $200.0 million under the facility and transferred such funds to CoreLogic, as previously contemplated in connection with the Separation. Proceeds may also be used for general corporate purposes. At December 31, 2010, the interest rate associated with the $200.0 million borrowed under the facility is 3.06%. See Note 18 Transactions with CoreLogic/TFAC to the consolidated financial statements for additional discussion of the $200.0 million transferred to CoreLogic.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans and may exercise their remedies under the collateral documents. Upon the occurrence of certain insolvency and bankruptcy events of default the loans automatically accelerate. At December 31, 2010, the Company is in compliance with the debt covenants under the credit agreement.

The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 2010, are as follows:

Year	Notes and contracts payable
(in thousands)
2011	$19,585
2012	7,848
2013	206,507
2014	11,950
2015	15,038
Thereafter	32,889

$293,817

NOTE 11.    Investment Income:

The components of investment income are as follows:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Interest:
Cash equivalents and deposits with savings and loan associations and banks	$11,499	$14,252	$42,568
Debt securities	48,127	48,015	57,213
Other long-term investments	2,574	12,879	30,913
Loans receivable	10,995	10,711	9,055
Dividends on marketable equity securities	2,711	5,041	5,403
Equity in earnings (losses) of affiliates	8,376	10,877	(2,642)
Other	9,980	18,474	9,093

	$94,262	$120,249	$151,603

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    Income Taxes:

For the years ended December 31, 2010, 2009 and 2008, domestic and foreign pretax income (loss) from continuing operations before noncontrolling interests was $213.5 million and $(1.4) million, $195.2 million and $9.1 million and $(132.4) million and $16.5 million, respectively.

Income taxes are summarized as follows:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Current:
Federal	$69,379	$(25,430)	$(28,713)
State	14,962	3,727	6,881
Foreign	13,657	12,450	11,475

	97,998	(9,253)	(10,357)

Deferred:
Federal	(680)	82,488	(25,228)
State	(9,823)	(4,668)	(1,008)
Foreign	(4,345)	1,501	(6,840)

	(14,848)	79,321	(33,076)

	$83,150	$70,068	$(43,433)

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Taxes calculated at federal rate	$73,843	$67,360	$(44,321)
State taxes, net of federal benefit	3,340	(612)	3,735
Tax effect of noncontrolling interests	388	681	1,096
Dividends received deduction	(250)	(1,381)	(526)
Change in liability for tax positions	4,626	(8,776)	(1,710)
Exclusion of certain meals and entertainment expenses	2,889	2,675	3,745
Foreign taxes in excess of (less than) federal rate	9,802	10,365	(1,535)
Change in capital loss valuation allowance	(14,683)	—	—
Other items, net	3,195	(244)	(3,917)

	$83,150	$70,068	$(43,433)

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes), was 39.2% for 2010, 34.3% for 2009 and 37.5% for 2008. The absolute differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes and noncontrolling interests, reserve adjustments recorded in 2009 and 2008 for which corresponding tax benefits were recognized, as well as changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits. In addition, certain interest and penalties relating to uncertain tax positions were released during 2009 and 2008 based on changes in facts and circumstances associated with the related tax uncertainty.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	December 31
	2010	2009
	(in thousands)
Deferred tax assets:
Deferred revenue	$6,103	$5,758
Employee benefits	61,726	60,224
Bad debt reserves	17,508	13,447
Investment in affiliates	4,866	8,526
Loss reserves	7,987	29,039
Pension	104,535	97,694
Capital loss carryforward	29,186	31,402
Net operating loss carryforward	22,134	19,236
Other	4,301	26,864

	258,346	292,190

Deferred tax liabilities:
Depreciable and amortizable assets	145,785	138,863
Claims and related salvage	(1,029)	18,549
Other	(2,382)	5,915

	142,374	163,327

Net deferred tax asset before valuation allowance	115,972	128,863

Valuation allowance	(19,126)	(27,045)

Net deferred tax asset	$96,846	$101,818

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to equity. The benefits or expenses recorded were $1.1 million benefit, $0.0 million benefit and $0.4 million expense for the years ended December 31, 2010, 2009 and 2008, respectively.

In connection with the Separation, the Company and TFAC entered into a Tax Sharing Agreement, dated June 1, 2010 (the “Tax Sharing Agreement”), which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations. Pursuant to the Tax Sharing Agreement, CoreLogic will prepare and file the consolidated federal income tax return, and any other tax returns that include both CoreLogic and the Company for all taxable periods ending on or prior to June 1, 2010. The Company will prepare and file all tax returns that include solely the Company for all taxable periods ending after that date. As part of the Tax Sharing Agreement, the Company is contingently responsible for 50% of certain Separation-related tax liabilities. At December 31, 2010, the Company has a $2.3 million payable to CoreLogic related to these matters which is included in due to CoreLogic/TFAC, net on the Company’s consolidated balance sheet.

At December 31, 2010, the Company had a net payable to CoreLogic of $61.5 million related to tax matters prior to the Separation. This amount is included in the Company’s consolidated balance sheet in due to CoreLogic/TFAC, net. At December 31, 2009, the Company had a net receivable from TFAC of $14.2 million related to tax matters prior to the Separation. This amount is included in the Company’s consolidated balance sheet in income taxes receivable and accounts payable and accrued liabilities.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2010, the Company had available federal, state and foreign net operating loss carryforwards totaling, in aggregate, approximately $81.5 million for income tax purposes, of which $41.4 million has an indefinite expiration. The remaining $40.1 million expire at various times beginning in 2011.

The Company has a capital loss carryforward of $83.3 million that expires in 2012. In addition, the Company has net impairment and unrealized capital losses of $21.0 million which includes $38.2 million of unrealized losses related to debt securities that the Company has the ability and intent to hold to recovery. The Company continues to monitor the realizability of these losses and believes it is more likely than not that the tax benefits associated with these losses will be realized. In making that determination the Company has identified certain prudent and feasible tax planning strategies that the Company will implement unless the need to do so is eliminated in the future. However, this determination is a judgment and could be impacted by further market fluctuations.

The valuation allowance relates to deferred tax assets for certain state net operating loss carryforwards and the Company’s foreign operations. The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve the forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The activity in the valuation allowance results from the Company’s decision to deduct its foreign taxes paid, rather than claim a foreign tax credit, and its assessment that certain capital losses were realizable. This decrease was partially offset by an increase in the valuation allowance related to certain foreign net operating losses.

As of December 31, 2010, United States taxes were not provided for on the earnings of the Company’s foreign subsidiaries of $118.1 million, as the Company has invested or expects to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if the Company determines that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. It is not practical to calculate the deferred taxes associated with these earnings; however foreign tax credits may be available to reduce federal income taxes in the event of distribution.

As of December 31, 2010, the liability for income taxes associated with uncertain tax positions was $11.1 million. This liability can be reduced by $1.5 million of offsetting tax benefits associated with the correlative effects of potential adjustments including state income taxes and timing adjustments. The net amount of $9.6 million, if recognized, would favorably affect the Company’s effective tax rate. At December 31, 2009, the liability for income taxes associated with uncertain tax positions was $10.4 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2010, 2009 and 2008 is as follows:

	December 31
	2010	2009	2008
	(in thousands)
Unrecognized tax benefits—opening balance	$10,400	$18,900	$22,800
Gross decreases—tax positions in prior period	—	(1,700)	(900)
Gross increases—current period tax positions	700	—	600
Expiration of the statute of limitations for the assessment of taxes	—	(6,800)	(3,600)

Unrecognized tax benefits—ending balance	$11,100	$10,400	$18,900

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of December 31, 2010 and 2009, the Company had accrued $2.4 million and $2.0 million, respectively, of interest and penalties (net of tax benefits of $0.9 million and $0.7 million, respectively) related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Oregon, Michigan, Texas, the United Kingdom and Canada. The Company is no longer subject to U.S. federal, state, and non-U.S. income tax examinations by taxing authorities for years prior to 2005.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits or the expiration of federal and state statute of limitations for the assessment of taxes. The Company estimates that decreases in unrecognized tax benefits within the next 12 months will total approximately $1.5 million.

The Company records a liability for potential tax assessments based on its estimate of the potential exposure. New tax laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company’s estimates differ from actual payments or assessments, income tax expense is adjusted. The Company’s income tax returns in several jurisdictions are being examined by various tax authorities. The Company believes that adequate amounts of tax and related interest, if any, have been provided for any adjustments that may result from these examinations.

NOTE 13.    Earnings (Loss) Per Share:

The Company’s potential dilutive securities are stock options and RSUs. Stock options and RSUs are reflected in diluted net income (loss) per share attributable to the Company’s stockholders by application of the treasury-stock method. There are no reconciling items for net income (loss) attributable to the Company for the three years ended December 31, 2010 necessary for the diluted net income (loss) per share attributable to the Company’s stockholders calculation. A reconciliation of weighted-average shares outstanding is as follows:

	2010	2009	2008
	(in thousands, except per share data)
Numerator for basic and diluted net income (loss) per share attributable to the Company’s stockholders:
Net income (loss) attributable to the Company	$127,829	$122,389	$(84,005)

Denominator for basic net income (loss) per share attributable to the Company’s stockholders:
Weighted-average shares	104,134	104,006	104,006
Effect of dilutive securities:
Employee stock options and restricted stock units	2,043	—	—

Denominator for diluted net income (loss) per share attributable to the Company’s stockholders	106,177	104,006	104,006

Net income (loss) per share attributable to the Company’s stockholders:
Basic	$1.23	$1.18	$(0.81)

Diluted	$1.20	$1.18	$(0.81)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2010, basic earnings per share was computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period prior to the Separation, plus the weighted average number of such shares outstanding following the Separation through December 31, 2010.

For the year ended December 31, 2010, diluted earnings per share was computed using (i) the number of shares of common stock outstanding immediately following the Separation, (ii) the weighted average number of such shares outstanding following the Separation through December 31, 2010, and (iii) if dilutive, the incremental common stock that the Company would issue upon the assumed exercise of stock options and the vesting RSUs using the treasury stock method.

For the years ended December 31, 2009 and 2008, basic and diluted earnings per share were computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period.

For the year ended December 31, 2010, 1.4 million stock options and RSUs were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

NOTE 14.    Employee Benefit Plans:

In connection with the Separation, the following occurred with respect to the following employee benefit plans:

•

The Company adopted TFAC’s 401(k) Savings Plan, which is now the First American Financial Corporation 401(k) Savings Plan (the “Savings Plan”). The account balances of employees of CoreLogic who had previously participated in TFAC’s 401(k) Savings Plan were transferred to the CoreLogic, Inc. 401(k) Savings Plan.

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

•

The Company assumed TFAC’s defined benefit pension plan, which was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company assumed the entire benefit obligation and all the plan assets associated with the defined benefit pension plan, including the portion attributable to participants who were employees of the businesses retained by CoreLogic in connection with the Separation, and CoreLogic issued a $19.9 million note payable to the Company which approximated the unfunded portion of the benefit obligation attributable to those participants. See Note 18 Transactions with CoreLogic/TFAC to the consolidated financial statements for further discussion of this note receivable from CoreLogic.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s Savings Plan allows for employee-elective contributions up to the maximum amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability, as well as contributions of the participants. The Company’s expense related to the Savings Plan amounted to $12.1 million, $15.5 million and $0.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. This expense represents the discretionary contribution made by the Company following the Separation and by TFAC to the Company’s employees’ accounts prior to the Separation. There was no contribution or expense for the year ended December 31, 2008 related to the Savings Plan as a result of the determination that TFAC did not meet the requirement for a profit driven 401(k) match. The Savings Plan allows the participants to purchase the Company’s common stock as one of the investment options, subject to certain limitations. The Savings Plan held 4,968,000 shares of the Company’s common stock, representing 4.8% of the total shares outstanding, at December 31, 2010. TFAC’s 401(k) Savings Plan held 6,790,000 shares of TFAC common stock, representing 6.6% of the total shares outstanding, at December 31, 2009.

The Company’s deferred compensation plan allows participants to defer up to 100% of their salary, commissions and bonus. Participants allocate their deferrals among a variety of investment crediting options (known as “deemed investments”). Deemed investments mean that the participant has no ownership interest in the funds they select; the funds are only used to measure the gains or losses that will be attributed to their deferral account over time. Participants can elect to have their deferral balance paid out in a future year while they are still employed or after their employment ends. The deferred compensation plan is exempt from most provisions of ERISA because it is only available to a select group of management and highly compensated employees and is not a qualified employee benefit plan. To preserve the tax-deferred savings advantages of a nonqualified deferred compensation plan, federal law requires that it be unfunded or informally funded. The participants’ deferrals and any earnings on those deferrals are general unsecured obligations of the Company. The Company is informally funding the deferred compensation plan through a tax-advantaged investment known as variable universal life insurance. Deferred compensation plan assets are held as an asset of the Company within a special trust, called a “Rabbi Trust.” At December 31, 2010, the value of the assets in the Rabbi Trust are $60.0 million and the unfunded liability is $61.9 million, and these amounts are included in the consolidated balance sheets in other assets and pension costs and other retirement plans, respectively. At December 31, 2009, the value of the assets in the Rabbi Trust that relate to the Company’s employees and have been allocated to the Company are $61.2 million and the unfunded liability that relates to the Company’s employees and has been allocated to the Company is $60.3 million, and these amounts are included in the consolidated balance sheets in other assets and pension costs and other retirement plans, respectively.

The Company’s defined benefit pension plan is a noncontributory, qualified, defined benefit plan with benefits based on the employee’s compensation and years of service. The defined benefit pension plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008.

The Company also has nonqualified, unfunded supplemental benefit plans covering certain key management personnel. Benefits under the Executive and Management Supplemental Benefit Plans are based on a participant’s final average compensation, which is computed as the average compensation of the last five full calendar years preceding retirement. Maximum benefits under the Executive and Management Supplemental Benefit Plans are 30% and 15% of final average compensation, respectively. The Company’s compensation committee amended and restated the Executive and Management Supplemental Benefit Plans effective as of January 1, 2011. The plans were amended to make the following changes, among others: (i) close the plans to new participants; (ii) fix the period over which the final average compensation that is used to calculate a participant’s benefit is determined as the one-year average of the five-year period ending on December 31,

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2010, irrespective of the participant’s actual retirement date; and (iii) cap the maximum annual benefit at $500,000 for the Company’s chief executive officer, at $350,000 for all other Executive Supplemental Benefit Plan participants and at $250,000 for all Management Supplemental Benefit Plan participants. The amendments to the Executive and Management Supplemental Benefit Plans were accounted for as negative plan amendments with the resulting decrease in the projected benefit obligations being recorded to accumulated other comprehensive income as a prior service credit.

Certain of the Company’s subsidiaries have separate savings plans and the Company’s international subsidiaries have other employee benefit plans that are included in the other plans, net line item shown below.

The following table provides the principal components of employee benefit plan expenses related to (i) the Company’s employees’ participation in TFAC’s benefit plans prior to the Separation and (ii) the Company’s benefit plans following the Separation:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Expense:
Savings plan	$12,080	$15,468	$—
Defined benefit pension plans	19,652	8,643	(395)
Unfunded supplemental benefit plans	23,252	23,322	21,780
Other plans, net	8,730	1,849	1,071

	$63,714	$49,282	$22,456

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status associated with (i) the Company’s employees who participated in TFAC’s defined benefit pension and supplemental benefit plans prior to the Separation and (ii) the Company’s defined benefit pension and supplemental benefit plans following the Separation:

	December 31
	2010		2009
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$288,997	$210,396	$266,852	$196,998
Service costs	—	3,899	—	4,417
Interest costs	18,155	12,711	16,453	12,470
Actuarial losses	23,863	19,496	18,641	6,090
Benefits paid	(14,010)	(12,165)	(12,949)	(9,579)
Impact of Separation	54,219	15,906	—	—
Impact of plan amendment	—	(34,942)	—	—

Projected benefit obligation at end of year	371,224	215,301	288,997	210,396

Change in plan assets:
Plan assets at fair value at beginning of year	203,105	—	170,932	—
Actual return on plan assets	18,800	—	34,742	—
Contributions	16,088	12,165	10,380	9,579
Benefits paid	(14,010)	(12,165)	(12,949)	(9,579)
Impact of Separation	38,844	—	—	—

Plan assets at fair value at end of year	262,827	—	203,105	—

Reconciliation of funded status:
Unfunded status of the plans	$(108,397)	$(215,301)	$(85,892)	$(210,396)

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$(108,397)	$(215,301)	$(85,892)	$(210,396)

Amounts recognized in accumulated other comprehensive income:
Unrecognized net actuarial loss	$198,738	$106,943	$165,775	$87,781
Unrecognized prior service cost (credit)	115	(44,459)	118	(10,567)

	$198,853	$62,484	$165,893	$77,214

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic cost related to (i) the Company’s employees’ participation in TFAC’s defined benefit pension and supplemental benefit plans prior to the Separation and (ii) the Company’s defined benefit pension and supplemental benefit plans following the Separation includes the following components:

	Year ended December 31,
	2010	2009	2008
	(in thousands)
Expense:
Service costs	$3,959	$4,476	$4,762
Interest costs	30,866	28,923	28,349
Expected return on plan assets	(12,666)	(16,969)	(21,870)
Amortization of net loss	21,790	16,586	11,145
Amortization of prior service credit	(1,045)	(1,051)	(1,001)

	$42,904	$31,965	$21,385

The Company’s estimated net loss and prior service credit for defined benefit pension and supplemental benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic cost over the next fiscal year are expected to be an expense of $26.1 million and a credit of $4.4 million, respectively.

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	December 31
	2010	2009
Defined benefit pension plans
Discount rate	5.81%	6.30%
Rate of return on plan assets	5.75%	8.00%
Unfunded supplemental benefit plans
Discount rate	5.81%	6.30%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	December 31
	2010	2009
Defined benefit pension plans
Discount rate	5.30%	5.81%
Unfunded supplemental benefit plans
Discount rate	5.30%	5.81%
Salary increase rate	5.00%	5.00%

The discount-rate assumption used for benefit plan accounting reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

Assumptions for the expected long-term rate of return on plan assets are based on future expectations for returns for each asset class based on the calculated market-related value of plan assets and the effect of periodic target asset allocation rebalancing, adjusted for the payment of reasonable expenses of the plan from plan assets. The expected long-term rate of return on assets was selected from within a reasonable range of rates determined by (1) historical real and expected returns for the asset classes covered by the investment policy and

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) projections of inflation over the long-term period during which benefits are payable to plan participants. The Company believes the assumptions are appropriate based on the investment mix and long-term nature of the plan’s investments. The use of expected long-term returns on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns, and therefore result in a pattern of income and cost recognition that more closely matches the pattern of the services provided by the employees.

The following table provides the funded status of (i) TFAC’s defined benefit pension and supplemental benefit plan obligations related to the Company’s employees prior to the Separation and (ii) the Company’s defined benefit pension and supplemental benefit plans following the Separation:

	December 31
	2010		2009
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Projected benefit obligation	$371,224	$215,301	$288,997	$210,396
Accumulated benefit obligation	$371,224	$215,301	$288,997	$184,784
Plan assets at fair value at end of year	$262,827	$—	$203,105	$—

The Company has a pension investment policy designed to meet or exceed the expected rate of return on plan assets assumption. The investment objective is to increase the pension plan’s funding status to being fully funded on a plan termination basis. Under the policy, as the funded status of the pension plan improves, the investment manager is to implement a lower risk strategy in order to minimize funded status volatility, according to the predetermined asset allocation strategy disclosed below. This strategy is intended to provide the best balance of minimizing funded status volatility while maintaining upside potential over time in order to fully fund the pension plan. To achieve this, the pension plan assets are monitored regularly to determine the funded status of the plan. The investment manager is responsible for ensuring that the portfolio is invested in compliance with the stated guidelines and that the individual investments are within acceptable risk tolerance levels. The investment manager will invest the assets of the plan in equity and fixed income debt securities and cash. Sufficient liquidity is also maintained to provide cash flow for ongoing needs.

Cash investments may be made in short-term securities, such as commercial paper or variable rate notes, or in money market funds. The short-term securities are investment grade with a maturity of less than 13 months. Fixed income investments must be government or government agency obligations, corporate debt or preferred stock, or fixed income mutual funds. The corporate debt securities are investment grade. Common stock investments may be either individual issues or stock mutual funds. The Company’s pension investment policy prohibits the use of the following financial instruments: options, short sales, commodities, derivatives, letter stock, private or direct placements and margin purchases. At December 31, 2010 and 2009, the Company’s pension plan assets also include $6.3 million and $5.7 million, respectively, of investment contracts with insurance companies as part of an acquired plan.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s target asset allocation is based on funded status as follows:

Funded Ratio	Domestic and International Equities	Fixed Income
70% or less	60%	40%
75%	53%	47%
80%	45%	55%
85%	38%	62%
90%	31%	69%
95%	23%	77%
100%	16%	84%
105%	9%	91%
110%	0%	100%

The investment manager must maintain a threshold of within 2% for each portfolio category.

A summary of the asset allocation as of December 31, 2010 and 2009 are as follows:

	Percentage of plan assets at December 31
	2010	2009
Asset category
Domestic and international equities	61.0%	66.0%
Fixed income	34.6%	31.7%
Cash	4.4%	2.3%

The Company expects to make cash contributions to its pension plans of approximately $36.4 million during 2011.

The following benefit payments for all plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year	(in thousands)
2011	$29,849
2012	$31,037
2013	$32,500
2014	$33,599
2015	$34,572
2016-2019	$188,371

The Company determines the fair value of its defined benefit pension plans assets with a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each security in the Company’s defined benefit pension plan assets is based on management’s assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. See Note 3 Debt and Equity Securities to the consolidated financial statements for a more in-depth discussion on the fair value hierarchy and a description for each level.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents (i) TFAC’s defined benefit pension plan assets prior to the Separation and (ii) the Company’s defined benefit pension plan assets following the Separation measured at fair value as of December 31, 2010 and 2009, classified using the fair value hierarchy:

	Estimated fair value as of December 31, 2010	Level 1	Level 2
	(in thousands)
Cash and cash equivalents	$11,209	$11,209	$—

Debt securities:
Municipal bonds	8,874	—	8,874
Foreign bonds	4,082	—	4,082
Governmental agency mortgage-backed securities	25,481	—	25,481
Corporate debt securities	45,034	—	45,034

	83,471	—	83,471

Equity securities:
Preferred stocks	3,618	3,618	—
Domestic common stocks	107,119	107,119	—
International common stocks	51,139	51,139	—

	161,876	161,876	—
Investment contracts with insurance companies	6,271	—	6,271

	$262,827	$173,085	$89,742

	Estimated fair value as of December 31, 2009	Level 1	Level 2
	(in thousands)
Cash and cash equivalents	$4,481	$4,481	$—

Debt securities:
Municipal bonds	7,267	—	7,267
Foreign bonds	3,196	—	3,196
Governmental agency mortgage-backed securities	26,202	—	26,202
Corporate debt securities	21,215	—	21,215

	57,880	—	57,880

Equity securities:
Preferred stocks	3,233	3,233	—
Domestic common stocks	106,480	106,480	—
International common stocks	25,296	25,296	—

	135,009	135,009	—
Investment contracts with insurance companies	5,735	—	5,735

	$203,105	$139,490	$63,615

The Company’s and TFAC’s defined benefit pension plans had no securities that were classified at Level 3 of the fair value hierarchy at December 31, 2010 and 2009.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.    Fair Value of Financial Instruments:

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

Accounts and accrued income receivable, net

The carrying amount for accounts and accrued income receivable is a reasonable estimate of fair value due to the short-term maturity of these assets.

Loans receivable, net

The fair value of loans receivable is estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality.

Investments

The carrying amount of deposits with savings and loan associations and banks is a reasonable estimate of fair value due to their short-term nature.

The methodology for determining the fair value of debt and equity securities is discussed in Note 3 Debt and Equity Securities to the consolidated financial statements.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to CoreLogic/TFAC, net

The carrying amount for due to TFAC, net is a reasonable estimate of fair value due to the short-term maturity of this liability.

Notes and contracts payable and allocated portion of TFAC debt

The fair value of notes and contracts payable and allocated portion of TFAC debt were estimated based on the current rates offered to the Company for debt of the same remaining maturities.

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2010 and 2009 are presented in the following table.

	December 31
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$728,746	$728,746	$631,297	$631,297
Accounts and accrued income receivable, net	$234,539	$234,539	$239,166	$239,166
Loans receivable, net	$161,526	$166,904	$161,897	$165,130
Investments:
Deposits with savings and loan associations and banks	$59,974	$59,974	$75,505	$75,505
Debt securities	$2,107,984	$2,107,984	$1,838,719	$1,838,719
Equity securities	$282,416	$282,416	$51,020	$51,020
Other long-term investments	$177,990	$177,990	$275,275	$275,275
Notes receivable from CoreLogic/TFAC	$18,787	$18,708	$187,825	$189,830
Financial Liabilities:
Deposits	$1,482,557	$1,483,317	$1,153,574	$1,154,210
Accounts payable and accrued liabilities	$736,404	$736,404	$699,766	$699,766
Due to CoreLogic/TFAC, net	$62,370	$62,370	$12,264	$12,264
Notes and contracts payable	$293,817	$295,465	$119,313	$119,804
Allocated portion of TFAC debt	$—	$—	$140,000	$124,206

NOTE 16.    Share-Based Compensation Plans:

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the Separation, the Company established the First American Financial Corporation 2010 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. Prior to the Separation, the Company’s employees participated in TFAC’s employee stock purchase plan. There were 175,000, 208,000 and 251,000 shares issued in connection with the Company’s and TFAC’s plans for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, there were 1,825,000 shares reserved for future issuances.

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

The following table presents the share-based compensation expense associated with (i) the Company’s employees that participated in TFAC’s share-based compensation plans prior to the Separation and (ii) the Company’s share-based compensation plans following the Separation:

	2010	2009	2008
	(in thousands)
Expense:
Stock options	$315	$493	$479
Restricted stock units	11,876	13,534	7,086
Employee stock purchase plan	638	536	724

	$12,829	$14,563	$8,289

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity related to the Company’s employees participating in TFAC’s equity award plans prior to the Separation and activity under the Company’s equity award plans subsequent to the Separation through December 31, 2010:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Activity under TFAC plan:
Balance at December 31, 2009	1,127	$30.81
Exercised during 2010	(180)	$18.08
Forfeited during 2010	(18)	$41.87

Balance at May 31, 2010	929	$33.06
Transfer of corporate employees at June 1, 2010	362	$36.57

Balance at June 1, 2010	1,291	$34.04

Activity under Company plan:
Conversion of TFAC stock options to Company stock options at June 1, 2010 (1)	3,009	$14.62
Exercised during 2010	(114)	$12.77
Forfeited during 2010	(28)	$16.56

Balance at December 31, 2010	2,867	$14.67	3.5	$5,282

Vested and expected to vest at December 31, 2010	2,867	$14.67	3.5	$5,282

Exercisable at December 31, 2010	2,802	$14.55	3.5	$5,282

(1)	At the date of the Separation, TFAC’s outstanding stock options held by employees of the Company and former employees of its businesses were converted into Company stock options using a conversion ratio based on the closing price of TFAC common stock on June 1, 2010 divided by the closing price of the Company’s common stock on June 1, 2010.

As of December 31, 2010, there was $10 thousand of total unrecognized compensation cost related to nonvested stock options for the Company’s employees that is expected to be recognized during the first quarter of 2011.

Total intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $168 thousand, $2.9 million and $4.8 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes RSU activity related to the Company’s employees participating in TFAC’s equity award plans prior to the Separation and activity under the Company’s equity award plans subsequent to the Separation through December 31, 2010:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Activity under TFAC plan:
RSUs unvested at December 31, 2009	1,147	$30.40
Granted during 2010	260	$33.93
Vested during 2010	(272)	$31.54
Forfeited during 2010	(3)	$28.02

RSUs unvested at May 31, 2010	1,132	$30.94
Transfer of corporate employees at June 1, 2010	168	$31.46

RSUs unvested at June 1, 2010	1,300	$31.00

Activity under Company plan:
Conversion of TFAC RSUs to Company RSUs at June 1, 2010 (1)	3,011	$13.31
Granted during 2010	926	$8.69
Vested during 2010	(198)	$12.48
Forfeited during 2010	(53)	$13.84

RSUs unvested at December 31, 2010	3,686	$12.18

(1)	At the date of the Separation, TFAC’s outstanding RSUs for employees of the Company and former employees of its businesses were converted into Company RSUs using a conversion ratio based on the closing price of TFAC common stock on June 1, 2010 divided by the closing price of the Company’s common stock on June 1, 2010.

As of December 31, 2010, there was $24.2 million of total unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a weighted-average period of 3.4 years. The fair value of RSUs is generally based on the market value of the Company’s shares on the date of grant. The total fair value of shares vested and not distributed on December 31, 2010 is $3.5 million.

NOTE 17.    Commitments and Contingencies:

Lease Commitments

The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company pay insurance and taxes.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2010 are as follows:

Operating
(in thousands)
Year
2011	$89,926
2012	71,960
2013	53,726
2014	34,130
2015	21,376
Thereafter	21,645

$292,763

Total rental expense for all operating leases and month-to-month rentals was $125.4 million, $157.9 million and $194.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Other commitments and guarantees

The Company also guarantees the obligations of certain of its subsidiaries. These obligations are included in the Company’s consolidated balance sheets as of December 31, 2010 and 2009.

NOTE 18.    Transactions with CoreLogic/TFAC:

Prior to the Separation, the Company had certain related party relationships with TFAC. The Company does not consider CoreLogic to be a related party subsequent to the Separation. The related party relationships with TFAC prior to the Separation and subsequent relationships with CoreLogic following the Separation are discussed further below.

Transactions with TFAC prior to the Separation

Prior to the Separation, the Company was allocated corporate income and overhead expenses from TFAC for corporate-related functions based on an allocation methodology that considered the number of the Company’s domestic headcount, the Company’s total assets and total revenues or a combination of those drivers. General corporate overhead expense allocations include executive management, tax, accounting and auditing, legal and treasury services, payroll, human resources and certain employee benefits and marketing and communications. The Company was allocated general net corporate expenses of $23.3 million from TFAC during the current year prior to the June 1, 2010 Separation, and $57.0 million and $65.5 million for the years ended December 31, 2009 and 2008, respectively, which are included within the investment income, net realized investment losses, personnel costs, other operating expenses, depreciation and amortization and interest expense line items in the accompanying consolidated statements of income.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

organizational structure, the functions outsourced versus performed by employees and strategic decisions in areas such as information technology and infrastructure. Following the Separation, the Company is no longer allocated corporate income and overhead expense, as the Company performs these functions using its own resources.

Prior to the Separation, a portion of TFAC’s combined debt, in the amount of $140.0 million, was allocated to the Company based on amounts directly incurred for the Company’s benefit. Net interest expense was allocated in the same proportion as debt. The Company believes the allocation basis for debt and net interest expense was reasonable. However, these amounts may not be indicative of the actual amounts that the Company would have incurred had it been operating as an independent publicly traded company for the period prior to June 1, 2010. Additionally, on January 31, 2010 the Company entered into a note payable with TFAC totaling $29.1 million. In connection with the Separation, the Company borrowed $200.0 million under its revolving credit facility and transferred such funds to CoreLogic, which fully satisfied the Company’s $140.0 million allocated portion of TFAC debt and the $29.1 million note payable to TFAC. The remaining $30.9 million transferred to CoreLogic was reflected as a distribution to CoreLogic in connection with the Separation. See Note 10 Notes and Contracts Payable to the consolidated financial statements for further discussion of the Company’s credit facility.

At December 31, 2009, the Company held notes receivable from TFAC totaling $187.8 million with a weighted average interest rate of 4.49%. The notes have maturity dates ranging from 2010 to 2020. In connection with the Separation, TFAC’s corresponding notes payable were assumed by the Company. Therefore, these notes receivable from TFAC eliminate in consolidation with TFAC’s notes payable assumed by the Company, resulting in no balance being reported on the Company’s consolidated balance sheet as of December 31, 2010. Interest income earned on the notes receivable totaled $3.4 million in the current year prior to the June 1, 2010 Separation, and $11.0 million and $8.9 million for the years ended December 31, 2009 and 2008, respectively. Following the Separation, there is no interest income reflected in connection with these notes receivable from TFAC.

During the years ended December 31, 2009 and 2008, the Company made cash dividend payments of $83.0 million and $10.0 million, respectively, to TFAC which were recorded as a reduction of invested equity on the Company’s consolidated balance sheets. No cash dividends were paid to TFAC during 2010.

Transactions with CoreLogic following the Separation

In connection with the Separation, the Company and TFAC entered into various transition services agreements with effective dates of June 1, 2010. The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit. Except for the information technology services agreements, the transition services agreements are short-term in nature. The Company incurred $5.4 million for the year ended December 31, 2010, under these agreements which are included in other operating expenses in the consolidated statement of income. No amounts were reflected in the consolidated statements of income prior to June 1, 2010, as the transition services agreements were not effective prior to the Separation.

Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, each of the Company and CoreLogic agreed to assume and be responsible for 50% of certain of TFAC’s contingent and other corporate liabilities. All external costs and expenses associated with the management of these contingent and other corporate liabilities will be shared equally. These contingent and other corporate liabilities primarily relate to consolidated securities litigation and any actions with respect to the Separation or the Distribution brought by any third party. Contingent and other

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corporate liabilities that are related to only the information solutions or financial services businesses will generally be fully allocated to CoreLogic or the Company, respectively. At December 31, 2010, no reserves were considered necessary for such liabilities.

In connection with the Separation, TFAC issued to the Company and FATICO a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation. Under the terms of the Separation and Distribution Agreement, if the Company chooses to dispose of 1% or more of CoreLogic’s outstanding common stock at a given date, the Company must first provide CoreLogic with the option to purchase the shares. The Company has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising as a result of holding the shares for a longer period. The CoreLogic common stock is classified as available-for-sale and carried at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive loss. At December 31, 2010, the cost basis and estimated fair value of the CoreLogic common stock is $242.6 million and $239.5 million, respectively. The CoreLogic common stock is included in equity securities in the consolidated balance sheet.

On June 1, 2010, the Company received a note receivable from CoreLogic in the amount of $19.9 million that accrues interest at 6.52%. Interest was first due on July 1, 2010 and is due quarterly thereafter. The note receivable is due on May 31, 2017. The note approximated the unfunded portion of the benefit obligation attributable to participants of the defined benefit pension plan who were employees of TFAC’s businesses that were retained by CoreLogic in connection with the Separation. See Note 14 Employee Benefit Plans to the consolidated financial statements for further discussion of the defined benefit pension plan.

At December 31, 2010 and December 31, 2009, the Company’s federal savings bank subsidiary, First American Trust, FSB, held $11.9 million and $20.1 million, respectively, of interest and non-interest bearing deposits owned by CoreLogic. These deposits are included in deposits in the consolidated balance sheets. Interest expense on the deposits was immaterial for all periods presented.

Prior to the Separation, the Company owned three office buildings that were leased to the information solutions businesses of TFAC under the terms of formal lease agreements. In connection with the Separation, the Company distributed one of the office buildings to CoreLogic, and currently owns two office buildings that are leased to CoreLogic under the terms of formal lease agreements. Rental income associated with these properties totaled $6.2 million for the year ended December 31, 2010 and $8.5 million and $6.5 million for the years ended December 31, 2009 and 2008, respectively.

The Company and CoreLogic are also parties to certain ordinary course commercial agreements and transactions. The expenses associated with these transactions, which primarily relate to purchases of data and other settlement services totaled $21.4 million for the year ended December 31, 2010, and $46.4 million and $50.8 million for the years ended December 31, 2009 and 2008, respectively, and are included in other operating expenses in the Company’s consolidated statements of income. The Company also sells data and provides other settlement services to CoreLogic through ordinary course commercial agreements and transactions resulting in revenues totaling $11.8 million, $6.6 million and $2.5 million for the years ended December 31, 2010, 2009, and 2008, respectively, which are included in direct premiums and escrow fees and information and other in the Company’s consolidated statements of income.

Prior to the Separation, certain transactions with TFAC were settled in cash and the remaining transactions were settled by non-cash capital contributions between the Company and TFAC, which resulted in net non-cash

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contributions from TFAC to the Company of $2.1 million in the current year prior to June 1, 2010. Following the Separation, all transactions with CoreLogic are settled, on a net basis, in cash.

NOTE 19.    Other Comprehensive Income (Loss):

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Components of other comprehensive income (loss) are as follows:

	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2007	$314	$21,079	$(116,812)	$(95,419)
Pretax change	(107,715)	(47,796)	(77,243)	(232,754)
Tax effect	34,809	—	27,035	61,844

Balance at December 31, 2008	(72,592)	(26,717)	(167,020)	(266,329)
Pretax change	71,834	31,972	13,846	117,652
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	15,651	—	—	15,651
Tax effect	(25,439)	—	7,000	(18,439)

Balance at December 31, 2009	(10,546)	5,255	(146,174)	(151,465)
Pretax change	5,249	5,705	18,103	29,057
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	8,034	—	—	8,034
Pretax change in connection with the Separation	—	—	(36,752)	(36,752)
Tax effect	(5,974)	—	8,020	2,046

Balance at December 31, 2010	$(3,237)	$10,960	$(156,803)	$(149,080)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of other comprehensive income (loss) allocated to the Company and noncontrolling interests are as follows:

	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
2010
Allocated to the Company	$(3,246)	$10,893	$(156,803)	$(149,156)
Allocated to noncontrolling interests	9	67	—	76

Balance at December 31, 2010	$(3,237)	$10,960	$(156,803)	$(149,080)

2009
Allocated to the Company	$(10,475)	$9,158	$(146,174)	$(147,491)
Allocated to noncontrolling interests	(71)	(3,903)	—	(3,974)

Balance at December 31, 2009	$(10,546)	$5,255	$(146,174)	$(151,465)

2008
Allocated to the Company	$(72,375)	$(22,060)	$(167,020)	$(261,455)
Allocated to noncontrolling interests	(217)	(4,657)	—	(4,874)

Balance at December 31, 2008	$(72,592)	$(26,717)	$(167,020)	$(266,329)

The change in net unrealized gains on securities includes reclassification adjustments of $12.5 million, $16.0 million and $0.7 million of net realized gains on debt and equity securities for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 20.    Litigation and Regulatory Contingencies:

The Company and its subsidiaries are parties to a number of non-ordinary course lawsuits. Frequently these lawsuits are similar in nature to other lawsuits pending against the Company’s competitors.

For those non-ordinary course lawsuits where the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded. Actual losses may materially differ from the amounts recorded.

For a substantial majority of these lawsuits, however, it is not possible to assess the probability of loss. Most of these lawsuits are putative class actions which require a plaintiff to satisfy a number of procedural requirements before proceeding to trial. These requirements include, among others, demonstration to a court that the law proscribes in some manner the Company’s activities, the making of factual allegations sufficient to suggest that the Company’s activities exceeded the limits of the law and a determination by the court—known as class certification—that the law permits a group of individuals to pursue the case together as a class. If these procedural requirements are not met, either the lawsuit cannot proceed or, as is the case with class certification, the plaintiffs lose the financial incentive to proceed with the case (or the amount at issue effectively becomes de minimus). Frequently, a court’s determination as to these procedural requirements are subject to appeal to a higher court. As a result of, among other factors, ambiguities and inconsistencies in the myriad of laws applicable to the Company’s business and the uniqueness of the factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss until a court has finally determined that a plaintiff has satisfied applicable procedural requirements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Furthermore, because most of these lawsuits are putative class actions, it is often impossible to estimate the possible loss or a range of loss amounts, even where the Company has determined that a loss is reasonably possible. Generally class actions involve a large number of people and the effort to determine which people satisfy the requirements to become plaintiffs—or class members—is often time consuming and burdensome. Moreover, these lawsuits raise complex factual issues which result in uncertainty as to their outcome and, ultimately, make it difficult for the Company to estimate the amount of damages which a plaintiff might successfully prove. In addition, many of the Company’s businesses are regulated by various federal, state, local and foreign governmental agencies and are subject to numerous statutory guidelines. These regulations and statutory guidelines often are complex, inconsistent or ambiguous, which results in additional uncertainty as to the outcome of a given lawsuit—including the amount of damages a plaintiff might be afforded—or makes it difficult to analogize experience in one case or jurisdiction to another case or jurisdiction.

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses. These lawsuits include, among others, cases alleging, among other assertions, that the Company, one of its subsidiaries and/or one of its agents:

•	charged an improper rate for title insurance in a refinance transaction, including

•	Boucher v. First American Title Insurance Company, filed on May 16, 2007 and pending in the United States District Court for the Western District of Washington,

•	Campbell v. First American Title Insurance Company, filed on August 16, 2008 and pending in the United States District Court for the District of Maine,

•	Hamilton v. First American Title Insurance Company, filed on August 22, 2007 and pending in the United States District Court for the Northern District of Texas,

•	Hamilton v. First American Title Insurance Company, et al., filed on August 25, 2008 and pending in the Superior Court of the State of North Carolina, Wake County,

•	Haskins v. First American Title Insurance Company, filed on September 29, 2010 and pending in the United States District Court for the District of New Jersey,

•	Hickman v. First American Title Insurance Company, filed on May 25, 2007 and pending in the United States District Court for the District of Ohio,

•	Johnson v. First American Title Insurance Company, filed on May 27, 2008 and pending in the United States District Court for the District of Arizona,

•	Lang v. First American Title Insurance Company of New York, filed on January 11, 2008 and pending in the United States District Court for the Western District of New York,

•	Levine v. First American Title Insurance Company, filed on February 26, 2009 and pending in the United States District Court for the Eastern District of Pennsylvania,

•	Lewis v. First American Title Insurance Company, filed on November 28, 2006 and pending in the United States District Court for the District of Idaho,

•	Raffone v. First American Title Insurance Company, filed on February 14, 2004 and pending in the Circuit Court, Nassau County, Florida,

•	Scott v. First American Title Insurance Company, filed on March 7, 2007 and pending in the United States District Court for the Eastern District of Kentucky,

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Slapikas v. First American Title Insurance Company, filed on December 19, 2005 and pending in the United States District Court for the Western District of Pennsylvania and

•	Tello v. First American Title Insurance Company, filed on July 14, 2009 and pending in the United States District Court for the District of New Hampshire.

All of these lawsuits are putative class actions. A court has granted class certification only in Campbell, Hamilton (North Carolina), Hamilton (Texas), Johnson, Lewis, Raffone and Slapikas. An appeal to a higher court is pending with respect to the granting of class certification in Hamilton (Texas) and a motion to decertify the class in Campbell is pending. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the financial statements as a whole.

•

purchased minority interests in title insurance agents as an inducement to refer title insurance underwriting business to the Company, gave items of value to title insurance agents and others for referrals of business and paid marketing fees to real estate brokers as an inducement to refer home warranty business, in each case in violation of the Real Estate Settlement Procedures Act, including

•	Edwards v. First American Financial Corporation, filed on June 12, 2007 and pending in the United States District Court for the Central District of California,

•	Galiano v. First American Title Insurance Company, et al., filed on February 8, 2008 and pending in the United States District Court for the Eastern District of New York,

•	Paul v. First American Home Buyers Protection Corporation, filed on July 29, 2010 and pending in the United States District Court, Middle District of Florida, Ft. Myers Division and

•	Zaldana v. First American Financial Corporation, et al., filed on July 15, 2008 and pending in the United States District Court for the Northern District of California.

All of these lawsuits are putative class actions for which a class has not been certified, except in Edwards. In Edwards a narrow class has been certified and information is being exchanged for the purpose of enabling the plaintiff to argue whether a broader class is appropriate. In addition, a petition for a hearing on the legal right of the Edwards plaintiff to sue is pending in the United States Supreme Court. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss.

•	conspired with its competitors to fix prices or otherwise engaged in anticompetitive behavior, including

•	Barton v. First American Title Insurance Company, et al, filed March 10, 2008 and pending in the United States District Court for the Northern District of California,

•	Holt v. First American Title Insurance Company, et al., filed March 11, 2008 and pending in the United States District Court for the Eastern District of Pennsylvania,

•	Katz v. First American Title Insurance Company, et al., filed March 18, 2008 and pending in the United States District Court for the Northern District of Ohio,

•	McCray v. First American Title Insurance Company, et al., filed October 15, 2008 and pending in the United States District Court for the District of Delaware and

•	Swick v. First American Title Insurance Company, et al., filed March 19, 2008, and pending in the United States District Court for the District of New Jersey.

All of these lawsuits are putative class actions for which a class has not been certified. Consequently, for the reasons described above, the Company has not yet been able to assess the probability of loss.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	engaged in the unauthorized practice of law, including

•	Gale v. First American Title Insurance Company, et al., filed on October 16, 2006 and pending in the United States District Court for the District of Connecticut and

•	Katin v. First American Signature Services, Inc., et al., filed on May 9, 2007 and pending in the United States District Court for the District of Massachusetts.

Both of these lawsuits are putative class actions for which a class has not been certified. Consequently, for the reasons described above, the Company has not yet been able to assess the probability of loss.

•

overcharged or improperly charged fees for products and services provided in connection with the closing of real estate transactions, denied home warranty claims, recorded telephone calls, acted as an unauthorized trustee and gave items of value to developers, builders and others as inducements to refer business in violation of certain other laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including

•	Carrera v. First American Home Buyers Protection Corporation, filed on September 23, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court for the District of New Jersey,

•	Coleman v. First American Home Buyers Protection Corporation, et al., filed on August 24, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Diaz v. First American Home Buyers Protection Corporation, filed on March 10, 2009 and pending in the United States District Court for the Southern District of California,

•	Diehl v. First American Title Insurance Company, et al., filed on December 11, 2009 and pending in the United States District Court for the District of Montana,

•	Eide v. First American Title Company, filed on February 26, 2010 and pending in the Superior Court of the State of California, County of Kern,

•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,

•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Kirk v. First American Financial Corporation, filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Tavenner v. Talon Group, filed on August 18, 2009 and pending in the United States District Court for the Western District of Washington and

•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

All of these lawsuits are putative class actions for which a class has not been certified. Consequently, for the reasons described above, the Company has not yet been able to assess the probability of loss.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

While some of the lawsuits described above may be material to our operating results in any particular period if an unfavorable outcome results, the Company does not believe that any of these lawsuits will have a material adverse effect on the Company’s overall financial condition.

Additionally, on March 5, 2010, Bank of America, N.A. filed a complaint in the North Carolina General Court of Justice, Superior Court Division against United General Title Insurance Company and First American Title Insurance Company. The plaintiff alleges that the defendants failed to pay or failed to timely respond to certain claims made on title insurance policies issued in connection with home equity loans or lines of credit that are now in default. According to the complaint, these title insurance policies, which did not require a title search, were intended to protect against the risks of certain defects in the title to real property, including undisclosed intervening liens, vesting problems and legal description errors, that would have been discovered if the plaintiff had conducted a full title search. As indicated in the complaint, Fiserv Solutions, Inc. (“Fiserv”), as agent for the defendants, was authorized to issue certificates evidencing that a given loan was insured. The complaint also indicates that plaintiff was required to satisfy certain criteria before title would be insured. This involved (a) reviewing borrower statements to the lender when applying for the loan, (b) reviewing the borrower’s credit report and (c) addressing secured mortgages appearing on the credit report which did not appear on the borrower’s loan application. The plaintiff alleges that the failure to pay or timely respond to the subject claims was done in bad faith and constitutes a breach of the title insurance policies issued to the plaintiff. The plaintiff is seeking monetary damages, punitive damages where permitted, treble damages where permitted, attorneys fees and costs where permitted, declaratory judgment and pre-judgment and post-judgment interest.

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

As indicated above, this lawsuit pertains to claims on title insurance policies issued by the defendants. The Company provides for title insurance losses through a known claims reserve and an IBNR claims reserve (for a discussion of the Company’s reserve for known and IBNR claims, see Note 1 Description of the Company and Note 9 Reserve for Known and Incurred But Not Reported Claims to the consolidated financial statements). A portion of the known claims reserve is attributable to certain of the claims that are the subject of this lawsuit and a portion of the IBNR claims reserves is attributable to the title insurance products that are the subject of the lawsuit and similar products issued to others. The ultimate outcome of this lawsuit is subject to a number of uncertainties, including the amount of responsibility that a court may apportion to Fiserv, whether a court determines that the defendants are entitled to certain documents requested as part of the claims submission process, the contents of those documents and whether a court interprets the title insurance policies that are the subject of the lawsuit in a manner consistent with the Company’s understanding. As a result of this uncertainty, it is currently not possible to estimate whether the loss or range of loss is greater than the amount of the known claims reserve and the IBNR claims reserve attributable to the claims that are the subject of this lawsuit. If this uncertainty is resolved in a manner that is unfavorable to the Company, the ultimate resolution of this lawsuit could have a material adverse effect on the Company’s financial condition, results of operations, cash flows or liquidity.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also is a party to non-ordinary course lawsuits other than those described above. With respect to these lawsuits, the Company has determined either that a loss is not probable or that the possible loss or range of loss is not material to the financial statements as a whole.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, title insurance customer acquisition and retention practices and agency relationships. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company and its subsidiaries also are involved in numerous ongoing routine legal and regulatory proceedings related to their operations. While the ultimate disposition of each proceeding is not determinable, the ultimate resolution of any of such proceedings, individually or in the aggregate, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in the period of disposition.

NOTE 21.    Business Combinations:

During the year ended December 31, 2010, the Company completed five acquisitions for an aggregate purchase price of $10.9 million in cash and $0.5 million in notes payable. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. These five acquisitions have been included in the Company’s title insurance segment.

In addition to the acquisitions discussed above, during the year ended December 31, 2010, the Company purchased the remaining noncontrolling interests in three companies already included in the Company’s consolidated financial statements. The total purchase price of these transactions was $2.8 million in cash.

During the year ended December 31, 2009, the Company completed three acquisitions. These acquisitions were not material, individually or in the aggregate. These three acquisitions have been included in the Company’s title insurance segment. The aggregate purchase price for these acquisitions was $1.2 million in cash and $0.1 million in notes payable. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis.

In addition to the acquisitions discussed above, during the year ended December 31, 2009, the Company purchased the remaining noncontrolling interests in six companies already included in the Company’s consolidated financial statements. The total purchase price of these transactions was $62.5 million in cash and $8.6 million in notes payable.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22.    Segment Financial Information:

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar products and services internationally. This segment also provides escrow and closing services, accommodates tax-deferred exchanges of real estate, maintains, manages and provides access to title plant records and images and provides banking, trust and investment advisory services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance and similar products, as well as related services, either directly or through joint ventures in foreign countries, including Canada, the United Kingdom and various other established and emerging markets.

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. This business is licensed to issue policies in all 50 states and actively issues policies in 43 states. In its largest market, California, it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. The home warranty business provides residential service contracts that cover residential systems and appliances against failures that occur as the result of normal usage during the coverage period. This business currently operates in 39 states and the District of Columbia.

The corporate division consists of certain financing facilities as well as the corporate services that support the Company’s business operations. Eliminations consist of inter-segment revenues and related expenses included in the results of the operating segments. The Company did not record inter-segment eliminations for the years ended December 31, 2009 and 2008, as there was no inter-segment income or expense.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information about the Company’s operations by segment for each of the past three years is as follows:

	Revenues	Depreciation and amortization	Equity in earnings of affiliates	Income (loss) before income taxes	Assets	Investment in affiliates	Capital expenditures
	(in thousands)
2010
Title Insurance and Services	$3,614,421	$70,852	$8,006	$229,469	$5,109,174	$140,923	$82,123
Specialty Insurance	285,735	5,324	—	42,748	488,351	—	3,273
Corporate	8,252	2,735	370	(60,111)	373,976	5,861	3,329
Eliminations	(1,796)	—	—	—	(149,675)	—	—

	$3,906,612	$78,911	$8,376	$212,106	$5,821,826	$146,784	$88,725

2009
Title Insurance and Services	$3,768,192	$74,321	$10,577	$215,070	$4,824,581	$228,735	$34,318
Specialty Insurance	277,539	4,275	—	31,490	498,740	—	7,503
Corporate	1,103	3,879	300	(42,215)	206,960	—	483

	$4,046,834	$82,475	$10,877	$204,345	$5,530,281	$228,735	$42,304

2008
Title Insurance and Services	$4,072,217	$86,962	$(2,619)	$(89,898)	$5,003,657	$200,680	$81,276
Specialty Insurance	297,817	3,329	—	20,723	467,478	—	7,344
Corporate	(2,309)	4,951	(23)	(46,740)	249,622	—	10

	$4,367,725	$95,242	$(2,642)	$(115,915)	$5,720,757	$200,680	$88,630

Total revenues from external customers separated between domestic and foreign operations and by segment for each of the three years ending December 31, 2010, 2009 and 2008 is as follows:

	2010		2009		2008
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance and Services	$3,287,828	$326,593	$3,471,588	$296,604	$3,676,824	$395,393
Specialty Insurance	285,735	—	277,539	—	297,817	—

	$3,573,563	$326,593	$3,749,127	$296,604	$3,974,641	$395,393

Long-lived assets separated between domestic and foreign operations and by segment as of December 31, 2010, 2009 and 2008 are as follows:

	December 31
	2010		2009		2008
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Title Insurance and Services	$1,875,035	$143,284	$1,955,317	$209,801	$2,081,318	$114,020
Specialty Insurance	149,582	—	160,599	—	166,736	—

	$2,024,617	$143,284	$2,115,916	$209,801	$2,248,054	$114,020

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31 (2)
	(in thousands, except per share amounts)
2010 (1)
Revenues	$908,426	$969,924	$1,003,523	$1,024,739
Income before income taxes	$24,540	$56,995	$55,988	$74,583
Net income	$13,729	$34,140	$33,343	$47,744
Net income attributable to noncontrolling interests	$(40)	$307	$210	$650
Net income attributable to the Company	$13,769	$33,833	$33,133	$47,094
Net income per share attributable to the Company’s stockholders (3) (4):
Basic	$0.13	$0.33	$0.32	$0.45
Diluted	$0.13	$0.32	$0.31	$0.44

(1)	Net income for the year ended December 31, 2010 includes net expense of $7.7 million related to certain items that should have been recorded in a prior year. These items decreased diluted net income per share attributable to the Company’s stockholders by $0.06 for the year.
(2)	Net income for the fourth quarter ended December 31, 2010 includes net expense of $6.9 million related to certain items that should have been recorded in a prior quarter. These items decreased diluted net income per share attributable to the Company’s stockholders by $0.06 for the quarter.
(3)	Net income per share attributable to the Company’s stockholders for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.
(4)	Per share information was computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period prior to the Separation.

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2009
Revenues	$888,375	$1,025,085	$1,100,581	$1,032,793
Income before income taxes	$10,144	$64,535	$68,521	$61,145
Net income	$7,369	$33,392	$40,913	$52,603
Net income attributable to noncontrolling interests	$2,467	$4,800	$2,088	$2,533
Net income attributable to the Company	$4,902	$28,592	$38,825	$50,070
Net income per share attributable to the Company’s stockholders (1) (2):
Basic	$0.05	$0.27	$0.37	$0.48
Diluted	$0.05	$0.27	$0.37	$0.48

(1)	Net income per share attributable to the Company’s stockholders for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.
(2)	Per share information was computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period prior to the Separation.

SCHEDULE I

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

December 31, 2010

Column A	Column B	Column C		Column D
Type of investment	Cost	Market value		Amount at which shown in the balance sheet
Deposits with savings and loan associations and banks:
Consolidated	$59,974	$59,974		$59,974

Debt securities:
U.S. Treasury bonds
Consolidated	$96,055	$97,859		$97,859

Municipal bonds
Consolidated	$280,471	$277,799		$277,799

Foreign bonds
Consolidated	$184,956	$185,942		$185,942

Governmental agency bonds
Consolidated	$241,844	$240,161		$240,161

Governmental agency mortgage-backed securities
Consolidated	$1,039,266	$1,045,497		$1,045,497

Non-agency mortgage-backed and asset-backed securities
Consolidated	$63,773	$47,534		$47,534

Corporate debt securities
Consolidated	$209,476	$213,192		$213,192

Total debt securities:
Consolidated	$2,115,841	$2,107,984		$2,107,984

Equity securities:
Consolidated	$279,954	$282,416		$282,416

Other long-term investments:
Consolidated	$177,990	$177,990	(1)	$177,990

Notes receivable from CoreLogic:
Consolidated	$18,787	$18,708		$18,787

Total investments:
Consolidated	$2,652,546	$2,647,072		$2,647,151

(1)	As other long-term investments are not publicly -traded, reasonable estimate of the fair values could not be made without incurring excessive costs.

SCHEDULE II

1 OF 4

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED BALANCE SHEETS

(in thousands)

	December 31, 2010	June 1, 2010
Assets
Cash and cash equivalents	$86,417	$22,730
Dividends receivable from subsidiaries	30,000	—
Due from subsidiaries, net	20,929	—
Income taxes receivable	22,266	—
Investments	123,967	138,033
Investment in subsidiaries	2,337,361	2,365,006
Property and equipment, net	10,890	8,509
Deferred income taxes	96,846	80,305
Other assets	76,644	84,415

	$2,805,320	$2,698,998

Liabilities and Equity
Accounts payable and other accrued liabilities	$23,401	$31,074
Pension costs and other retirement plans	389,597	382,438
Due to subsidiaries, net	—	25,398
Due to CoreLogic, net	80,468	20,556
Notes and contracts payable	201,084	201,850
Notes and contracts payable to subsidiaries	117,049	140,685

	811,599	802,001

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, Authorized-500 shares; Outstanding-none	—	—
Common stock, $0.00001 par value:
Authorized – 300,000 shares, Outstanding—104,457 and 104,006 shares at December 31, 2010 and June 1, 2010, respectively	1	1
Additional paid-in capital	2,057,098	2,047,528
Retained earnings	72,074	—
Accumulated other comprehensive loss	(149,156)	(163,807)

Total stockholders’ equity	1,980,017	1,883,722
Noncontrolling interests	13,704	13,275

Total equity	1,993,721	1,896,997

	$2,805,320	$2,698,998

See notes to condensed financial statements

SCHEDULE II

2 OF 4

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENT OF INCOME

(in thousands)

Seven Months Ended December 31, 2010
Revenues
Dividends from subsidiaries	$136,650
Other income	6,323

142,973
Expenses
Other expenses	24,281

Income before income taxes and equity in undistributed earnings of subsidiaries	118,692
Income taxes	45,660
Equity in undistributed earnings of subsidiaries	19,000

Net income	92,032
Less: Net income attributable to noncontrolling interests	980

Net income attributable to the Company	$91,052

See notes to condensed financial statements

SCHEDULE II

3 OF 4

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENT OF CASH FLOWS

(in thousands)

Seven Months Ended December 31, 2010
Cash flows from operating activities:
Cash provided by operating activities	$67,444

Cash flows from investing activities:
Net change in investments	12,893
Capital expenditures	(3,256)

Cash provided by investing activities	9,637

Cash flows from financing activities:
Repayment of debt	(4,402)
Excess tax benefits from share-based compensation	1,080
Proceeds from shares issued in connection with restricted stock unit, option and benefit plans	2,430
Cash dividends	(12,502)

Cash used for financing activities	(13,394)

Net increase in cash and cash equivalents	63,687
Cash and cash equivalents—Beginning of period	22,730

Cash and cash equivalents—End of period	$86,417

See notes to condensed financial statements

SCHEDULE II

4 OF 4

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.    Significant Accounting Policies:

First American Financial Corporation became a publicly traded company following its spin-off from its prior parent, The First American Corporation (“TFAC”) on June 1, 2010. On that date, TFAC distributed all of First American Financial Corporation’s outstanding shares to the record date shareholders of TFAC on a one-for-one basis. After the distribution, First American Financial Corporation owns TFAC’s financial services businesses and TFAC, which reincorporated and assumed the name CoreLogic, Inc. continues to own its information solutions businesses. As such, First American Financial Corporation’s Parent Company opening condensed balance sheet is as of June 1, 2010 and the condensed statements of income and cash flows are for the seven months ended December 31, 2010.

First American Financial Corporation is a holding company that transacts all of its business through its subsidiaries. The Parent Company Financial Statements should be read in connection with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

NOTE 2.    Dividends Received:

The Company received cash dividends from subsidiaries of $83.8 million during the seven months ended December 31, 2010.

SCHEDULE III

1 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2010
Title Insurance and Services	$—	$1,070,680	$7,603
Specialty Insurance	20,639	37,558	137,116

Total	$20,639	$1,108,238	$144,719

2009
Title Insurance and Services	$—	$1,188,552	$7,216
Specialty Insurance	22,526	39,205	137,540

Total	$22,526	$1,227,757	$144,756

SCHEDULE III

2 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Premiums and escrow fees	Net investment income	Loss provision	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
2010
Title Insurance and Services	$2,940,323	$76,299	$180,821	$—	$735,424	$—
Specialty Insurance	272,032	13,703	140,053	1,887	41,980	271,809
Corporate	—	8,252	—	—	26,299	—
Eliminations	—	(1,806)	—	—	15	—

Total	$3,212,355	$96,448	$320,874	$1,887	$803,718	$271,809

2009
Title Insurance and Services	$3,035,384	$86,017	$205,819	$—	$849,740	$—
Specialty Insurance	269,631	7,908	140,895	2,353	41,601	265,601
Corporate	—	1,103	—	—	18,235	—

Total	$3,305,015	$95,028	$346,714	$2,353	$909,576	$265,601

2008
Title Insurance and Services	$3,318,409	$51,593	$343,559	$—	$985,904	$—
Specialty Insurance	286,321	11,496	166,004	1,145	46,840	282,391
Corporate	—	(2,309)	—	—	20,289	—

Total	$3,604,730	$60,780	$509,563	$1,145	$1,053,033	$282,391

SCHEDULE IV

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(in thousands, except percentages)

Segment	Premiums and escrow fees before reinsurance	Ceded to other companies	Assumed from other companies	Premiums and escrow fees	Percentage of amount assumed to premiums and escrow fees
Title Insurance and services
2010	$2,944,293	$12,457	$8,487	$2,940,323	0.3%

2009	$3,035,536	$4,430	$4,278	$3,035,384	0.1%

2008	$3,319,227	$6,728	$5,910	$3,318,409	0.2%

Specialty Insurance
2010	$280,444	$8,412	$—	$272,032	0.0%

2009	$277,463	$7,832	$—	$269,631	0.0%

2008	$293,662	$7,341	$—	$286,321	0.0%

SCHEDULE V

1 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2010

Column A	Column B	Column C		Column D		Column E
Description	Balance at beginning of period	Additions		Deductions from reserve		Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Reserve deducted from accounts receivable:
Consolidated	$35,595	$11,046		$6,737	(A)	$39,904

Reserve for title losses and other claims:
Consolidated	$1,227,757	$320,874	$15,832	$456,225	(B)	$1,108,238

Reserve deducted from loans receivable:
Consolidated	$2,071	$1,200				$3,271

Reserve deducted from assets acquired in connection with claim settlements:
Consolidated	$776	$710		$322	(C)	$1,164

Reserve deducted from other assets:
Consolidated	$6,679	$1,541		$2,315		$5,905

Reserve deducted from deferred income taxes:
Consolidated	$27,045	(7,919)				$19,126

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

Note C—Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

SCHEDULE V

2 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2009

Column A	Column B	Column C		Column D		Column E
Description	Balance at beginning of period	Additions		Deductions from reserve		Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Reserve deducted from accounts receivable:
Consolidated	$43,695	$20,377		$28,477	(A)	$35,595

Reserve for title losses and other claims:
Consolidated	$1,326,282	$346,714	$6,948	$452,187	(B)	$1,227,757

Reserve deducted from loans receivable:
Consolidated	$1,600	$471				$2,071

Reserve deducted from assets acquired in connection with claim settlements:
Consolidated	$1,604	$181		$1,009	(C)	$776

Reserve deducted from other assets:
Consolidated	$15,817	$792		$9,930		$6,679

Reserve deducted from deferred income taxes:
Consolidated	$19,922	$7,123				$27,045

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

Note C—Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

SCHEDULE V

3 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2008

Column A	Column B	Column C		Column D		Column E
Description	Balance at beginning of period	Additions		Deductions from reserve		Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Reserve deducted from accounts receivable:
Consolidated	$36,249	$27,012		$19,566	(A)	$43,695

Reserve for title losses and other claims:
Consolidated	$1,332,337	$509,563	$(33,466)	$482,152	(B)	$1,326,282

Reserve deducted from loans receivable:
Consolidated	$1,488	$112				$1,600

Reserve deducted from assets acquired in connection with claim settlements:
Consolidated	$1,316	$572		$284	(C)	$1,604

Reserve deducted from other assets:
Consolidated	$11,628	$4,189		$—		$15,817

Reserve deducted from deferred income taxes:
Consolidated	$5,311	$14,611				$19,922

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

Note C—Amount represents elimination of reserve in connection with disposition and/or revaluation of the related asset.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of December 31, 2010, the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under the framework in Internal Control—Integrated Framework, management determined that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements provided in Item 8, above, has issued an attestation report on the Company’s internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Items 10 through 14 of this report is expected to be set forth in the sections entitled “Information Regarding the Nominees for Election,” “Information Regarding the Other Incumbent Directors,” “Election of Class I Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation,” “Codes of Ethics,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Who are the largest principal stockholders outside of management?,” “Security Ownership of Management,” “Principal Accounting Fees and Services” and “Transactions with Management and Others” in the Company’s definitive proxy statement, and is hereby incorporated in this report and made a part hereof by reference. If the definitive proxy statement is not filed within 120 days after the close of the fiscal year, the Company will file an amendment to this Annual Report on Form 10-K to include the information required by Items 10 through 14.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. & 2.	Financial Statements and Financial Statement Schedules

The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 57 in Item 8 of Part II of this report.

3.	Exhibits. See Exhibit Index. (Each management contract or compensatory plan or arrangement in which any director or named executive officer of First American Financial Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. §229.402(a)(3)), participates that is included among the exhibits listed on the Exhibit Index is identified on the Exhibit Index by an asterisk (*).)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION
(Registrant)

By	/s/ DENNIS J. GILMORE

Dennis J. Gilmore Chief Executive Officer (Principal Executive Officer)

Date: March 1, 2011

By	/s/ MAX O. VALDES

Max O. Valdes Chief Financial Officer (Principal Financial Officer)

Date: March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DENNIS J. GILMORE Dennis J. Gilmore	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2011

/s/ MAX O. VALDES Max O. Valdes	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2011

/s/ PARKER S. KENNEDY Parker S. Kennedy	Executive Chairman	March 1, 2011

/s/ GEORGE L. ARGYROS George L. Argyros	Director	March 1, 2011

/s/ BRUCE S. BENNETT Bruce S. Bennett	Director	March 1, 2011

/s/ GLENN C. CHRISTENSON Glenn C. Christenson	Director	March 1, 2011

/s/ WILLIAM G. DAVIS William G. Davis	Director	March 1, 2011

Signature	Title	Date

/s/ JAMES L. DOTI James L. Doti	Director	March 1, 2011

/s/ LEWIS W. DOUGLAS, JR. Lewis W. Douglas, Jr.	Director	March 1, 2011

/s/ FRANK O’BRYAN Frank O’Bryan	Director	March 1, 2011

/s/ HERBERT B. TASKER Herbert B. Tasker	Director	March 1, 2011

/s/ VIRGINIA M. UEBERROTH Virginia M. Ueberroth	Director	March 1, 2011

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2010.

3.2	Bylaws of First American Financial Corporation.	Incorporated by reference herein to Exhibit 3.2 to the Current Report on Form 8-K dated June 1, 2010.

10.1	Separation and Distribution Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K dated June 1, 2010.

10.2	Credit Agreement dated as of April 12, 2010, among First American Financial Corporation, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference herein to Exhibit 10(s) to Amendment No. 3 to Form 10 filed April 30, 2010.

10.3	Tax Sharing Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K dated June 1, 2010.

10.4	Promissory Note of The First American Corporation (n/k/a CoreLogic, Inc.) to First American Financial Corporation dated as of June 1, 2010.	Attached.

10.5	Amended and Restated Secured Promissory Note of First American Financial Corporation to First American Title Insurance Company in the amount of $70,000,000, dated as of December 31, 2010.	Attached.

10.6	Promissory Note of First American Financial Corporation to First American Home Buyers Protection Corporation in the amount of $8,970,705, dated as of December 14, 2001.	Incorporated by reference herein to Exhibit 10(u) to Amendment No. 1 to Form 10 filed February 12, 2010.

10.7	Promissory Note of First American Financial Corporation to First American Home Buyers Protection Corporation in the amount of $10,000,000, dated as of March 29, 2002.	Incorporated by reference herein to Exhibit 10(v) to Amendment No. 1 to Form 10 filed February 12, 2010.

10.8	Promissory Note of First American Financial Corporation to First American Home Buyers Protection Corporation in the amount of $10,000,000, dated as of January 31, 2003.	Incorporated by reference herein to Exhibit 10(w) to Amendment No. 1 to Form 10 filed February 12, 2010.

10.9	Promissory Note of First American Financial Corporation to First American Home Buyers Protection Corporation in the amount of $10,000,000, dated as of January 9, 2004.	Incorporated by reference herein to Exhibit 10(x) to Amendment No. 1 to Form 10 filed February 12, 2010.

Exhibit No.	Description	Location
10.10	Promissory Note of First American Financial Corporation to First American Home Buyers Protection Corporation in the amount of $30,000,000, dated as of March 12, 2004.	Incorporated by reference herein to Exhibit 10(y) to Amendment No. 1 to Form 10 filed February 12, 2010.

10.11	Promissory Note of First American Financial Corporation to First American Home Buyers Protection Corporation in the amount of $10,000,000, dated as of March 7, 2005.	Incorporated by reference herein to Exhibit 10(z) to Amendment No. 1 to Form 10 filed February 12, 2010.

*10.12	First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Attached.

*10.13	First American Financial Corporation Deferred Compensation Plan, effective June 1, 2010.	Incorporated by reference herein to Exhibit 10.5 to the Current Report on Form 8-K dated June 1, 2010.

*10.14	First American Financial Corporation 2010 Incentive Compensation Plan, approved May 28, 2010.	Incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K dated June 1, 2010.

*10.15	Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 18, 2011.	Attached.

*10.16	Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director), approved February 10, 2009.	Incorporated by reference herein from Exhibit 10(yy) of The First American Corporation (n/k/a CoreLogic, Inc.) Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*10.17	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement approved June 10, 2010.	Incorporated by reference herein to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

*10.18	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 25, 2010.	Incorporated by reference herein from Exhibit 10(mmm) to The First American Corporation (n/k/a CoreLogic, Inc.) Annual Report on Form 10-K for the year ended December 31, 2009.

*10.19	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved February 11, 2011.	Attached.

*10.20	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 25, 2010.	Incorporated by reference herein from Exhibit 10(zz) to The First American Corporation (n/k/a CoreLogic, Inc.) Annual Report on Form 10-K for the year ended December 31, 2009.

*10.21	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 11, 2011.	Attached.

Exhibit No.	Description	Location

*10.22	Arrangement regarding salaries, bonuses and long term incentive restricted stock units for named executive officers, approved August 25, 2010 and August 31, 2010, respectively.	Incorporated by reference herein to the description contained in the Current Report on Form 8-K, dated August 31, 2010.

*10.23	Employment Agreement, dated December 17, 2008, between The First American Corporation and Dennis J. Gilmore.	Incorporated by reference herein from Exhibit 10(dddd) to The First American Corporation (n/k/a CoreLogic, Inc.) Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*10.24	Employment Agreement, dated December 17, 2008, between The First American Corporation and Kenneth D. DeGiorgio.	Incorporated by reference herein to Exhibit 10(f) to Amendment No. 2 to Form 10 filed March 22, 2010.

*10.25	Employment Agreement, dated December 17, 2008, between The First American Corporation and Max O. Valdes.	Incorporated by reference herein from Exhibit 10(ffff) to The First American Corporation (n/k/a CoreLogic, Inc.) Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

*10.26	Letter Agreement among First American Financial Corporation, The First American Corporation (n/k/a CoreLogic, Inc.) and Parker S. Kennedy dated as of May 31, 2010.	Incorporated by reference herein to Exhibit 10.7 to the Current Report on Form 8-K dated June 1, 2010.

*10.27	Letter agreement dated October 29, 2010 among First American Financial Corporation, CoreLogic, Inc. and Parker S. Kennedy.	Incorporated by reference herein to Exhibit 10(e) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

*10.28	Change in Control Agreement effective as of December 31, 2010, by and between First American Financial Corporation and Parker S. Kennedy.	Incorporated by reference herein to Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

*10.29	The First American Corporation Amended and Restated Change in Control Agreement (Executive Form), effective as of January 1, 2010.	Incorporated by reference herein from Exhibit 10(c) to The First American Corporation (n/k/a CoreLogic, Inc.) Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

*10.30	First American Financial Corporation Form of Amended and Restated Change in Control Agreement effective as of December 31, 2010.	Incorporated by reference herein to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(21)	Subsidiaries of the registrant.	Attached.

(23)	Consent of Independent Registered Public Accounting Firm.	Attached.

Exhibit No.	Description	Location

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934.	Attached.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.