Form 10-Q
period 2011-03-31
First American Financial Corp
filed 2011-05-02
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

On April 21, 2011, there were 105,174,133 shares of common stock outstanding.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE SALE OF AND EXPECTED CASH FLOWS FROM DEBT SECURITIES AND ASSUMPTIONS RELATING THERETO;
•	EXPECTED BENEFIT AND PENSION PLAN CONTRIBUTIONS AND RETURN ASSUMPTIONS;
•	THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;
•	RESERVES FOR LIABILITIES ALLOCATED TO THE COMPANY IN CONNECTION WITH THE SEPARATION FROM THE FIRST AMERICAN CORPORATION;
•	THE EFFECT OF PENDING AND RECENT ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;
•	THE IMPACT OF UNCERTAINTY IN GENERAL ECONOMIC CONDITIONS AND TIGHT MORTGAGE CREDIT ON THE COMPANY AND ITS CUSTOMERS;
•	THE COMPANY’S CONTINUED EFFORTS TO MANAGE EXPENSES AND SCRUTINIZE THE PROFITABILITY OF ITS AGENCY RELATIONSHIPS;
•	THE BOTTOMING OF MORTGAGE AND REAL ESTATE MARKETS;
•	CONTINUED DECLINES IN FORECLOSURE REVENUES, COSTS ASSOCIATED WITH DEFENDING INSURED’S TITLE TO FORECLOSED PROPERTIES, AND THE IMPACT OF FORECLOSURE DEVELOPMENTS ON THE COMPANY;
•	THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES;
•	FUTURE PAYMENT OF DIVIDENDS;
•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS, INCLUDING PAYMENTS OF CLAIMS AND OTHER LIABILITIES; AND
•	THE LIKELIHOOD OF CHANGES IN EXPECTED ULTIMATE LOSSES AND CORRESPONDING LOSS RATES,

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY SURPLUSES;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	CHANGES IN APPLICABLE GOVERNMENT REGULATIONS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	REFORM OF GOVERNMENT-SPONSORED MORTGAGE ENTERPRISES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	REGULATION OF TITLE INSURANCE RATES;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS;
•	EXPENSES OF AND FUNDING OBLIGATIONS TO THE PENSION PLAN;
•	WEAKNESS IN THE COMMERCIAL REAL ESTATE MARKET AND INCREASES IN THE AMOUNT OR SEVERITY OF COMMERCIAL REAL ESTATE TRANSACTION CLAIMS;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	SYSTEMS INTERRUPTIONS AND INTRUSIONS, WIRE TRANSFER ERRORS OR UNAUTHORIZED DATA DISCLOSURES;

•	INABILITY TO REALIZE THE BENEFITS OF THE COMPANY’S OFFSHORE STRATEGY;
•	PRODUCT MIGRATION;
•	CHANGES RESULTING FROM INCREASES IN THE SIZE OF THE COMPANY’S CUSTOMERS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO; AND
•	OTHER FACTORS DESCRIBED IN PART II, ITEM 1A OF THIS QUARTERLY REPORT ON FORM 10-Q.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$755,277	$728,746
Accounts and accrued income receivable, net	238,923	234,539
Income taxes receivable	18,492	22,266
Investments:
Deposits with savings and loan associations and banks	73,227	59,974
Debt securities	2,136,199	2,107,984
Equity securities	306,995	282,416
Other long-term investments	178,328	179,657
Notes receivable from CoreLogic	18,216	18,787

	2,712,965	2,648,818

Loans receivable, net	157,228	161,526
Property and equipment, net	341,508	345,871
Title plants and other indexes	506,754	504,606
Deferred income taxes	96,846	96,846
Goodwill	813,386	812,031
Other intangible assets, net	66,658	70,050
Other assets	198,440	196,527

	$5,906,477	$5,821,826

Liabilities and Equity
Deposits	$1,640,537	$1,482,557
Accounts payable and accrued liabilities	673,311	736,404
Due to CoreLogic, net	53,655	62,370
Deferred revenue	137,689	144,719
Reserve for known and incurred but not reported claims	1,122,315	1,108,238
Notes and contracts payable	290,799	293,817

	3,918,306	3,828,105

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, Authorized-500 shares; Outstanding-none	—	—
Common stock, $0.00001 par value:
Authorized - 300,000 shares, Outstanding - 105,170 shares and 104,457 shares as of March 31, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	2,065,551	2,057,098
Retained earnings	50,220	72,074
Accumulated other comprehensive loss	(141,386)	(149,156)

Total stockholders’ equity	1,974,386	1,980,017
Noncontrolling interests	13,785	13,704

Total equity	1,988,171	1,993,721

	$5,906,477	$5,821,826

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
Revenues
Direct premiums and escrow fees	$363,010	$362,641
Agent premiums	399,921	373,992
Information and other	148,842	144,668
Investment income	20,771	24,876
Net realized investment (losses) gains	(547)	3,645
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on equity securities	—	(18)
Total OTTI losses on debt securities	(124)	(672)
Portion of OTTI losses on debt securities recognized in other comprehensive loss	(173)	(706)

	(297)	(1,396)

	931,700	908,426

Expenses
Personnel costs	285,163	283,187
Premiums retained by agents	319,987	301,568
Other operating expenses	188,525	196,311
Provision for policy losses and other claims	129,512	70,981
Depreciation and amortization	19,099	20,253
Premium taxes	9,043	9,264
Interest	3,820	2,322

	955,149	883,886

(Loss) income before income taxes	(23,449)	24,540
Income tax (benefit) expense	(8,208)	10,811

Net (loss) income	(15,241)	13,729
Less: Net income (loss) attributable to noncontrolling interests	94	(40)

Net (loss) income attributable to the Company	$(15,335)	$13,769

Net (loss) income per share attributable to the Company’s stockholders (Note 9):
Basic	$(0.15)	$0.13

Diluted	$(0.15)	$0.13

Cash dividends per share	$0.06	$—

Weighted-average common shares outstanding (Note 9):
Basic	104,660	104,006

Diluted	104,660	104,006

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
Net (loss) income	$(15,241)	$13,729

Other comprehensive income, net of tax:
Unrealized (loss) gain on securities	(369)	4,305
Unrealized gain on securities for which credit-related portion was recognized in earnings	650	1,756
Foreign currency translation adjustment	4,319	3,692
Pension benefit adjustment	3,251	2,929

Total other comprehensive income, net of tax	7,851	12,682

Comprehensive (loss) income	(7,390)	26,411
Less: Comprehensive income attributable to noncontrolling interests	175	4,179

Comprehensive (loss) income attributable to the Company	$(7,565)	$22,232

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(15,241)	$13,729
Adjustments to reconcile net (loss) income to cash used for operating activities:
Provision for policy losses and other claims	129,512	70,981
Depreciation and amortization	19,099	20,253
Share-based compensation	5,011	3,906
Net realized investment losses (gains)	547	(3,645)
Net OTTI losses recognized in earnings	297	1,396
Equity in earnings of affiliates	(493)	(861)
Dividends from equity method investments	398	558
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(117,413)	(104,042)
Net change in income tax accounts	(21,671)	32,644
(Increase) decrease in accounts and accrued income receivable	(4,383)	11,903
Decrease in accounts payable and accrued liabilities	(57,646)	(51,347)
Net change in due to CoreLogic/The First American Corporation (“TFAC”)	18,985	(8,202)
Decrease in deferred revenue	(7,030)	(9,140)
Other, net	415	(3,588)

Cash used for operating activities	(49,613)	(25,455)

Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	—	(1,149)
Purchase of subsidiary shares from / other decreases in noncontrolling interests	(66)	(3,550)
Sale of subsidiary shares to / other increases in noncontrolling interests	—	51
Net (increase) decrease in deposits with banks	(13,253)	28,985
Net decrease (increase) in loans receivable	4,298	(1,432)
Purchases of debt and equity securities	(210,206)	(478,850)
Proceeds from sales of debt and equity securities	74,303	184,099
Proceeds from maturities of debt securities	84,921	131,380
Net decrease in other long-term investments	680	476
Proceeds from notes receivable from CoreLogic/TFAC	570	1,315
Capital expenditures	(12,604)	(13,287)
Proceeds from sale of property and equipment	378	879

Cash used for investing activities	(70,979)	(151,083)

Cash flows from financing activities:
Net change in deposits	157,980	29,185
Proceeds from issuance of debt	185	3,000
Proceeds from issuance of note payable to TFAC	—	29,087
Repayment of debt	(3,335)	(11,564)
Net payments associated with shares issued in connection with restricted stock unit, option and benefit plans	(2,317)	—
Distributions to noncontrolling interests	(94)	(355)
Excess tax benefits from share-based compensation	971	1,125
Cash dividends	(6,267)	—

Cash provided by financing activities	147,123	50,478

Net increase (decrease) in cash and cash equivalents	26,531	(126,060)
Cash and cash equivalents—Beginning of period	728,746	583,028

Cash and cash equivalents—End of period	$755,277	$456,968

Supplemental information:
Cash paid (received) during the period for:
Interest	$3,718	$1,301
Premium taxes	$12,210	$10,721
Income taxes	$12,494	$(23,414)
Noncash investing and financing activities:
Net noncash capital distribution to TFAC	$—	$(4,587)
Net noncash contribution from TFAC as a result of separation	$5,581	$—

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total
Balance at December 31, 2010	104,457	$1	$2,057,098	$72,074	$(149,156)	$13,704	$1,993,721
Net (loss) income for three months ended March 31, 2011	—	—	—	(15,335)	—	94	(15,241)
Contribution from TFAC as a result of separation	—	—	5,581	—	—	—	5,581
Dividends on common shares	—	—	—	(6,308)	—	—	(6,308)
Shares issued in connection with restricted stock unit, option and benefit plans	713	—	(2,106)	(211)	—	—	(2,317)
Share-based compensation expense	—	—	5,011	—	—	—	5,011
Purchase of subsidiary shares from /other decreases in noncontrolling interests	—	—	(33)	—	—	(33)	(66)
Sale of subsidiary shares to /other increases in noncontrolling interests	—	—	—	—	—	33	33
Distributions to noncontrolling interests	—	—	—	—	—	(94)	(94)
Other comprehensive income (Note 14)	—	—	—	—	7,770	81	7,851

Balance at March 31, 2011	105,170	$1	$2,065,551	$50,220	$(141,386)	$13,785	$1,988,171

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

Spin off

First American Financial Corporation (the “Company”) became a publicly traded company following its spin-off from its prior parent, The First American Corporation (“TFAC”), on June 1, 2010 (the “Separation”). On that date, TFAC distributed all of the Company’s outstanding shares to the record date shareholders of TFAC on a one-for-one basis (the “Distribution”). After the Distribution, the Company owns TFAC’s financial services businesses and TFAC, which reincorporated and assumed the name CoreLogic, Inc. (“CoreLogic”), continues to own its information solutions businesses. The Company’s common stock trades on the New York Stock Exchange under the “FAF” ticker symbol and CoreLogic’s common stock trades on the New York Stock Exchange under the ticker symbol “CLGX.”

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

•

On the record date for the Distribution, TFAC issued to the Company and its principal title insurance subsidiary, First American Title Insurance Company (“FATICO”) a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation. See Note 17 Transactions with CoreLogic/TFAC and Note 19 Subsequent Events to the condensed consolidated financial statements for further discussion of the CoreLogic stock;

•

The Company effectively assumed $200.0 million of the outstanding liability for indebtedness under TFAC’s senior secured credit facility through the Company’s borrowing and transferring to CoreLogic of $200.0 million under the Company’s credit facility in connection with the Separation.

The Separation resulted in a net distribution from the Company to TFAC of $151.0 million. In connection with such distribution, the Company assumed $22.1 million of accumulated other comprehensive loss, net of tax, which was primarily related to the Company’s assumption of the unfunded portion of the defined benefit pension obligation associated with participants who were employees of the businesses retained by CoreLogic. See Note 10 Employee Benefit Plans to the condensed consolidated financial statements for additional discussion of the defined benefit pension plan.

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

The Company’s historical financial statements prior to June 1, 2010 include assets, liabilities, revenues and expenses directly attributable to the Company’s operations. The Company’s historical financial statements prior to June 1, 2010 reflect allocations of certain corporate expenses from TFAC for certain functions provided by TFAC, including, but not limited to, general corporate expenses related to finance, legal, information technology, human resources, communications, compliance,

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

facilities, procurement, employee benefits, and share-based compensation. These expenses have been allocated to the Company on the basis of direct usage when identifiable, with the remainder allocated on the basis of net revenue, domestic headcount or assets or a combination of such drivers. The Company considers the basis on which the expenses have been allocated to be a reasonable reflection of the utilization of services provided to or the benefit received by the Company during the periods presented. The Company’s historical financial statements prior to June 1, 2010 do not reflect the debt or interest expense it might have incurred if it had been a stand-alone entity. In addition, the Company expects to incur other expenses, not reflected in its historical financial statements prior to June 1, 2010, as a result of being a separate publicly traded company. As a result, the Company’s historical financial statements prior to June 1, 2010 do not necessarily reflect what its financial position or results of operations would have been if it had been operated as a stand-alone public entity during the periods covered prior to June 1, 2010, and may not be indicative of the Company’s future results of operations and financial position.

The condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect the consolidated operations of the Company as a separate, stand-alone publicly traded company subsequent to June 1, 2010. The condensed consolidated financial statements include the accounts of First American Financial Corporation and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method. Investments in which the Company does not exercise significant influence over the investee are accounted for under the cost method.

The condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods.

Certain 2010 amounts have been reclassified to conform to the 2011 presentation.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Except for the disclosure requirements, the adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

In July 2010, the FASB issued updated guidance related to credit risk disclosures for finance receivables and the related allowance for credit losses. The updated guidance requires entities to disclose information at disaggregated levels, specifically defined as “portfolio segments” and “classes”. Expanded disclosures include, among other things, roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables (including their aging) as of the end of a reporting period. The updated guidance is effective for interim and annual reporting periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual reporting periods beginning after December 15, 2010. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued updated guidance related to disclosure of supplementary pro forma information in connection with business combinations. The updated guidance clarifies the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are presented. The updated guidance also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2010. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

In December 2010, the FASB issued updated guidance related to when goodwill impairment testing should include Step 2 for reporting units with zero or negative carrying amounts. The updated guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts requiring those entities to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $3.39 billion and $3.03 billion at March 31, 2011 and December 31, 2010, respectively, of which $1.1 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated balance sheets, in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $3.0 billion and $2.9 billion at March 31, 2011 and December 31, 2010, respectively, and were held at First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not the Company’s assets under generally accepted accounting principles and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits, including investment programs, borrowing agreements, and vendor services arrangements with various financial institutions. The effects of these programs are included in the condensed consolidated financial statements as income or a reduction in expense, as appropriate, based on the nature of the arrangement and benefit earned.

Like-kind exchange funds held by the Company totaled $905.0 million and $609.9 million at March 31, 2011 and December 31, 2010, respectively, of which $423.5 million and $408.8 million at March 31, 2011 and December 31, 2010, respectively, were held at the Company’s subsidiary, First Security Business Bank (“FSBB”). The like-kind exchange deposits held at FSBB are included in the accompanying condensed consolidated balance sheets in cash and cash equivalents with offsetting liabilities included in deposits. The remaining exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company under generally accepted accounting principles and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in bank deposits with FDIC insured institutions. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Note 3 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated	Other-than- temporary impairments
(in thousands)	cost	gains	losses	fair value	in AOCI
March 31, 2011
U.S. Treasury bonds	$92,615	$2,256	$(947)	$93,924	$—
Municipal bonds	286,873	3,074	(4,468)	285,479	—
Foreign bonds	190,065	1,252	(446)	190,871	—
Governmental agency bonds	228,222	853	(3,870)	225,205	—
Governmental agency mortgage-backed securities	1,064,979	4,915	(2,577)	1,067,317	—
Non-agency mortgage-backed securities (1)	60,024	356	(14,010)	46,370	28,236
Corporate debt securities	224,039	4,650	(1,656)	227,033	—

	$2,146,817	$17,356	$(27,974)	$2,136,199	$28,236

December 31, 2010
U.S. Treasury bonds	$96,055	$2,578	$(774)	$97,859	$—
Municipal bonds	280,471	2,925	(5,597)	277,799	—
Foreign bonds	184,956	1,416	(430)	185,942	—
Governmental agency bonds	241,844	1,314	(2,997)	240,161	—
Governmental agency mortgage-backed securities	1,039,266	7,560	(1,329)	1,045,497	—
Non-agency mortgage-backed securities (1)	63,773	277	(16,516)	47,534	28,409
Corporate debt securities	209,476	5,216	(1,500)	213,192	—

	$2,115,841	$21,286	$(29,143)	$2,107,984	$28,409

(1)	At March 31, 2011, the $60.0 million amortized cost is net of $0.3 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the three months ended March 31, 2011. At December 31, 2010, the $63.8 million amortized cost is net of $6.3 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2010. At March 31, 2011, the $14.0 million gross unrealized losses include $9.5 million of unrealized losses for securities determined to be other-than-temporarily impaired and $4.5 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. At December 31, 2010, the $16.5 million gross unrealized losses include $10.4 million of unrealized losses for securities determined to be other-than-temporarily impaired and $6.1 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. The $28.2 million and $28.4 million other-than-temporary impairments recorded in accumulated other comprehensive income (“AOCI”) through March 31, 2011 and December 31, 2010, respectively, represent the amount of other-than-temporary impairment losses recognized in AOCI which, from January 1, 2009, were not included in earnings due to the fact that the losses were not considered to be credit related. Other-than-temporary impairments were recognized in AOCI for non-agency mortgage-backed securities only.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Cost	Gross unrealized		Estimated fair value
		gains	losses
March 31, 2011
Preferred stocks	$10,300	$2,839	$—	$13,139
Common stocks (1)	291,004	6,215	(3,363)	293,856

	$301,304	$9,054	$(3,363)	$306,995

December 31, 2010
Preferred stocks	$10,442	$1,150	$(18)	$11,574
Common stocks (1)	269,512	4,458	(3,128)	270,842

	$279,954	$5,608	$(3,146)	$282,416

(1)	CoreLogic common stock with a cost basis of $242.6 million at March 31, 2011 and December 31, 2010 and an estimated fair value of $239.3 million and $239.5 million at March 31, 2011 and December 31, 2010, respectively, is included in common stocks. See Note 17 Transactions with CoreLogic/TFAC and Note 19 Subsequent Events to the condensed consolidated financial statements for additional discussion of the CoreLogic common stock.

The Company had the following net unrealized gains (losses) as of March 31, 2011 and December 31, 2010:

(in thousands)	As of March 31, 2011	As of December 31, 2010
Debt securities for which an OTTI has been recognized	$(9,175)	$(10,175)
Debt securities—all other	(1,443)	2,318
Equity securities	5,691	2,462

	$(4,927)	$(5,395)

Sales of debt and equity securities resulted in realized gains of $0.7 million and $3.7 million and realized losses of $0.7 million and $0.2 million for the three months ended March 31, 2011 and 2010, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The Company had the following gross unrealized losses as of March 31, 2011 and December 31, 2010:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2011
Debt securities:
U.S. Treasury bonds	$12,952	$(947)	$—	$—	$12,952	$(947)
Municipal bonds	138,879	(4,468)	—	—	138,879	(4,468)
Foreign bonds	67,120	(433)	13,493	(13)	80,613	(446)
Governmental agency bonds	173,618	(3,867)	4,697	(3)	178,315	(3,870)
Governmental agency mortgage-backed securities	417,493	(2,147)	67,240	(430)	484,733	(2,577)
Non-agency mortgage-backed securities	—	—	44,408	(14,010)	44,408	(14,010)
Corporate debt securities	89,609	(1,654)	423	(2)	90,032	(1,656)

Total debt securities	899,671	(13,516)	130,261	(14,458)	1,029,932	(27,974)
Equity securities	224,109	(3,363)	—	—	224,109	(3,363)

Total	$1,123,780	$(16,879)	$130,261	$(14,458)	$1,254,041	$(31,337)

December 31, 2010
Debt securities:
U.S. Treasury bonds	$13,555	$(774)	$—	$—	$13,555	$(774)
Municipal bonds	149,921	(5,597)	—	—	149,921	(5,597)
Foreign bonds	76,106	(399)	13,587	(31)	89,693	(430)
Governmental agency bonds	160,240	(2,991)	4,994	(6)	165,234	(2,997)
Governmental agency mortgage-backed securities	177,417	(1,126)	74,848	(203)	252,265	(1,329)
Non-agency mortgage-backed securities	—	—	45,301	(16,516)	45,301	(16,516)
Corporate debt securities	72,481	(1,497)	422	(3)	72,903	(1,500)

Total debt securities	649,720	(12,384)	139,152	(16,759)	788,872	(29,143)
Equity securities	247,673	(3,128)	220	(18)	247,893	(3,146)

Total	$897,393	$(15,512)	$139,372	$(16,777)	$1,036,765	$(32,289)

Substantially all securities in the Company’s non-agency mortgage-backed portfolio are senior tranches and were investment grade at the time of purchase, however many have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on Standard & Poor’s Ratings Group (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected. All amounts and ratings are as of March 31, 2011.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	A-Ratings or Higher	BBB+ to BBB- Ratings	Non-Investment Grade/Not Rated
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$6,716	$5,275	0.0%	0.0%	100.0%
2006	7	29,498	20,193	0.0%	0.0%	100.0%
2005	2	5,171	4,929	0.0%	0.0%	100.0%
2003	1	266	262	100.0%	0.0%	0.0%
Alt-A single family residential:
2007	2	18,373	15,711	0.0%	0.0%	100.0%

	13	$60,024	$46,370	0.4%	0.0%	99.6%

As of March 31, 2011, none of the non-agency mortgage-backed securities were on negative credit watch by S&P or Moody’s.

The amortized cost and estimated fair value of debt securities at March 31, 2011, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$15,094	$61,789	$10,174	$5,558	$92,615
Estimated fair value	$15,327	$63,518	$9,913	$5,166	$93,924
Municipal bonds
Amortized cost	$1,950	$59,911	$118,904	$106,108	$286,873
Estimated fair value	$1,964	$61,224	$119,560	$102,731	$285,479
Foreign bonds
Amortized cost	$74,521	$113,019	$2,525	$—	$190,065
Estimated fair value	$74,706	$113,666	$2,499	$—	$190,871
Governmental agency bonds
Amortized cost	$7,492	$101,030	$86,324	$33,376	$228,222
Estimated fair value	$7,552	$100,766	$83,739	$33,148	$225,205
Corporate debt securities
Amortized cost	$12,651	$105,882	$89,434	$16,072	$224,039
Estimated fair value	$12,821	$107,286	$90,595	$16,331	$227,033

Total debt securities excluding mortgage-backed securities
Amortized cost	$111,708	$441,631	$307,361	$161,114	$1,021,814
Estimated fair value	$112,370	$446,460	$306,306	$157,376	$1,022,512

Total mortgage-backed securities
Amortized cost					$1,125,003
Estimated fair value					$1,113,687
Total debt securities
Amortized cost					$2,146,817
Estimated fair value					$2,136,199

Other-than-temporary impairment—debt securities

Although dislocations in the capital and credit markets have largely recovered, there continues to be volatility and disruption concerning certain vintages of non-agency mortgage-backed securities. The primary factors negatively impacting certain

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

vintages of non-agency mortgage-backed securities include stringent borrowing guidelines that result in the inability of borrowers to refinance, high unemployment, continued declines in real estate values, uncertainty regarding the timing and effectiveness of governmental solutions and a general slowdown in economic activity. As of March 31, 2011, gross unrealized losses on non-agency mortgage-backed securities for which an other-than-temporary impairment has not been recognized were $4.5 million (which represents 6 securities), all of which have been in an unrealized loss position for longer than 12 months. The Company determines if a non-agency mortgage-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed securities in its portfolio that are in an unrealized loss position. The methodology and key assumptions used in estimating the present value of cash flows expected to be collected are described below. For the securities that were determined not to be other-than-temporarily impaired at March 31, 2011, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of March 31, 2011, the Company does not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

Expected future cash flows for debt securities are based on qualitative and quantitative factors specific to each security, including the probability of default and the estimated timing and amount of recovery. The detailed inputs used to project expected future cash flows may be different depending on the nature of the individual debt security. Specifically, the cash flows expected to be collected for each non-agency mortgage-backed security are estimated by analyzing loan-level detail to estimate future cash flows from the underlying assets, which are then applied to the security based on the underlying contractual provisions of the securitization trust that issued the security (e.g. subordination levels, remaining payment terms, etc.). The Company uses third-party software to determine how the underlying collateral cash flows will be distributed to each security issued from the securitization trust. The primary assumptions used in estimating future collateral cash flows are prepayment speeds, default rates and loss severity. In developing these assumptions, the Company considers the financial condition of the borrower, loan to value ratio, loan type and geographical location of the underlying property. The Company utilizes publicly available information related to specific assets, generally available market data such as forward interest rate curves and CoreLogic’s securities, loans and property data and market analytics tools.

The table below summarizes the primary assumptions used at March 31, 2011 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	12.0%	4.5% – 27.5%
Default rates	5.8%	0.1% – 18.6%
Loss severity	36.0%	0.3% – 63.7%

As a result of the Company’s security-level review, it recognized other-than-temporary impairments considered to be credit related on its non-agency mortgage-backed securities of $0.3 million in earnings for the three months ended March 31, 2011.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

It is possible that the Company could recognize additional other-than-temporary impairment losses on some securities it owns at March 31, 2011 if future events or information cause it to determine that a decline in value is other- than-temporary.

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(in thousands)	2011	2010
Credit loss on debt securities held at beginning of period	$25,108	$18,807
Addition for credit loss for which an other-than-temporary impairment was previously recognized	297	1,355
Addition for credit loss for which an other-than-temporary impairment was not previously recognized	—	23

Credit loss on debt securities held as of March 31	$25,405	$20,185

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

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as what evidence, if any, exists to support that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company did not record material other-than-temporary impairments related to its equity securities for the three months ended March 31, 2011 or 2010.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

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

Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Level 3 category includes non-agency mortgage-backed securities which are currently not actively traded.

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

Typical inputs and assumptions to pricing models used to value the Company’s U.S. Treasury bonds, governmental agency bonds, governmental agency mortgage-backed securities, municipal bonds, foreign bonds and corporate debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes and prepayment speeds. The fair value of non-agency mortgage-backed securities was obtained from the independent pricing service referenced above and subject to the Company’s validation procedures discussed above. However, due to the fact that these securities were not actively traded, there was less observable inputs available requiring the pricing service to use more judgment in determining the fair value of the securities, therefore the Company classified non-agency mortgage-backed securities as Level 3.

Equity Securities

The fair value of equity securities, including preferred and common stocks, was based on quoted market prices for identical assets that are readily and regularly available in an active market.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value as of March 31, 2011	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$93,924	$—	$93,924	$—
Municipal bonds	285,479	—	285,479	—
Foreign bonds	190,871	—	190,871	—
Governmental agency bonds	225,205	—	225,205	—
Governmental agency mortgage-backed securities	1,067,317	—	1,067,317	—
Non-agency mortgage-backed securities	46,370	—	—	46,370
Corporate debt securities	227,033	—	227,033	—

	2,136,199	—	2,089,829	46,370

Equity securities
Preferred stocks	13,139	13,139	—	—
Common stocks	293,856	293,856	—	—

	306,995	306,995	—	—

	$2,443,194	$306,995	$2,089,829	$46,370

(in thousands)	Estimated fair value as of December 31, 2010	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$97,859	$—	$97,859	$—
Municipal bonds	277,799	—	277,799	—
Foreign bonds	185,942	—	185,942	—
Governmental agency bonds	240,161	—	240,161	—
Governmental agency mortgage-backed securities	1,045,497	—	1,045,497	—
Non-agency mortgage-backed securities	47,534	—	—	47,534
Corporate debt securities	213,192	—	213,192	—

	2,107,984	—	2,060,450	47,534

Equity securities
Preferred stocks	11,574	11,574	—	—
Common stocks	270,842	270,842	—	—

	282,416	282,416	—	—

	$2,390,400	$282,416	$2,060,450	$47,534

The Company did not have any transfers in and out of Level 1 and Level 2 measurements during the three months ended March 31, 2011 and 2010. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the three months ended March 31, 2011 and 2010:

(in thousands)	Non-agency mortgage-backed securities as of March 31, 2011	Non-agency mortgage-backed securities as of March 31, 2010
Fair value at beginning of period	$47,534	$59,201
Total gains/(losses) (realized and unrealized):
Included in earnings:
Net other-than-temporary impairment losses recognized in earnings	(297)	(1,378)
Included in other comprehensive loss	2,585	3,869
Settlements	(3,452)	(4,269)
Sales	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—

Fair value as of March 31	$46,370	$57,423

Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$(297)	$(1,378)

The Company did not purchase any non-agency mortgage-backed securities during the three months ended March 31, 2011 and 2010. Also, the Company did not have a material amount of gains or losses on sales of non-agency mortgage-backed securities for the three months ended March 31, 2011 and 2010.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Note 4 – Financing Receivables

Financing receivables are summarized as follows:

	March 31, 2011	December 31, 2010
	(in thousands)
Loans receivable, net:
Real estate–mortgage
Multi-family residential	$12,581	$12,203
Commercial	147,928	152,280
Other	1,117	1,120

	161,626	165,603
Allowance for loan losses	(3,571)	(3,271)
Participations sold	(963)	(977)
Deferred loan fees, net	136	171

Loans receivable, net	157,228	161,526

Other long-term investments:
Notes receivable—secured	16,653	15,795
Notes receivable—unsecured	9,362	10,463
Loss reserve	(5,465)	(5,095)

Notes receivable, net	20,550	21,163

Notes receivable from CoreLogic	18,216	18,787

Total financing receivables, net	$195,994	$201,476

Aging analysis of loans receivable at March 31, 2011, is as follows:

	Total Loans Receivable	Current	30-59 days past due	60-89 days past due	90 days or more past due	Nonaccrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$12,581	$12,581	$—	$—	$—	$—
Commercial	147,928	143,848	175	1,464	—	2,441
Other	1,117	1,117	—	—	—	—

	$161,626	$157,546	$175	$1,464	$—	$2,441

Aging analysis of loans receivable at December 31, 2010, is as follows:

	Total Loans Receivable	Current	30-59 days past due	60-89 days past due	90 days or more past due	Nonaccrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$12,203	$12,203	$—	$—	$—	$—
Commercial	152,280	147,441	2,222	176	—	2,441
Other	1,120	1,120	—	—	—	—

	$165,603	$160,764	$2,222	$176	$—	$2,441

The Company performs an analysis of its allowance for loan losses on a quarterly basis. In determining the allowance, the Company considers various factors, such as changes in lending policies and procedures, changes in the nature and volume of

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

the portfolio, changes in the trend of the volume and severity of past due and classified loans, changes to the concentration of credit, as well as changes in legal and regulatory requirements. The allowance for loan losses is maintained at a level that is considered appropriate by the Company to provide for known risks in its portfolio.

Loss reserves are established for notes receivable based upon an estimate of probable losses for the individual notes. A loss reserve is established on an individual note when it is deemed probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the note. The loss reserve is based upon the Company’s assessment of the borrower’s overall financial condition, resources and payment record; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including the expected future cash flows, estimated fair value of collateral on secured notes, general economic conditions and trends, and other relevant factors, as appropriate. Notes are placed on non-accrual status when management determines that the collectability of contractual amounts is not reasonably assured.

Note 5 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill by operating segment, for the three months ended March 31, 2011, is as follows:

(in thousands)	Title Insurance	Specialty Insurance	Total
Balance as of December 31, 2010	$765,266	$46,765	$812,031
Other adjustments	1,355	—	1,355

Balance as of March 31, 2011	$766,621	$46,765	$813,386

The Company’s four reporting units for purposes of testing impairment are title insurance, home warranty, property and casualty insurance and trust and other services. There is no accumulated impairment for goodwill as the Company has never recognized any impairment for its reporting units.

In accordance with accounting guidance and consistent with prior years, the Company’s policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. An impairment analysis has not been performed during the three months ended March 31, 2011 as no triggering events requiring such an analysis occurred.

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	March 31, 2011	December 31, 2010
Finite-lived intangible assets:
Customer lists	$72,908	$72,854
Covenants not to compete	30,969	30,811
Trademarks	9,937	10,304
Patents	2,840	2,840

	116,654	116,809
Accumulated amortization	(66,834)	(63,597)

	49,820	53,212
Indefinite-lived intangible assets:
Licenses	16,838	16,838

	$66,658	$70,050

Amortization expense for finite-lived intangible assets was $3.6 million and $3.7 million for the three months ended March 31, 2011 and 2010, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Estimated amortization expense for finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
Remainder of 2011	$9,642
2012	$10,993
2013	$9,996
2014	$5,768
2015	$3,330
2016	$2,164

Note 7 – Loss Reserves

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims (“IBNR”) and non-title claims, follows:

(in thousands, except percentages)	March 31, 2011		December 31, 2010
Known title claims	$184,921	16.4%	$192,268	17.4%
IBNR	899,750	80.2%	875,627	79.0%

Total title claims	1,084,671	96.6%	1,067,895	96.4%
Non-title claims	37,644	3.4%	40,343	3.6%

Total loss reserves	$1,122,315	100.0%	$1,108,238	100.0%

The provision for title insurance losses was $96.4 million for the three months ended March 31, 2011, or 13.8% of title premiums and escrow fees. The current quarter rate of 13.8% reflects an ultimate loss rate of 5.2% for the current policy year, with a net upward adjustment to the reserve for prior policy years. The current quarter provision included a $45.3 million reserve strengthening adjustment related to a guaranteed valuation product offered in Canada that experienced a meaningful increase in claims activity during the first quarter of 2011. In addition to the $45.3 million charge, the current quarter provision included a charge of $14.6 million which reflected adverse development for certain prior policy years, primarily policy year 2007.

Note 8 – Income Taxes

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 35.0% for the three months ended March 31, 2011 and 44.1% for the same period of the prior year. The difference in the effective rate was primarily attributable to the change from income before income taxes in 2010 to a loss before income taxes in 2011, the mix of taxable and non-taxable income for state tax purposes, and losses in foreign jurisdictions for which no tax benefit was provided.

In connection with the Separation, the Company and TFAC entered into a Tax Sharing Agreement, dated June 1, 2010 (the “Tax Sharing Agreement”), which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. Pursuant to the Tax Sharing Agreement, CoreLogic will prepare and file the consolidated federal income tax return, and any other tax returns that include both CoreLogic and the Company for all taxable periods ending on or prior to June 1, 2010. The Company will prepare and file all tax returns that include solely the Company for all taxable periods ending after that date. As part of the Tax Sharing Agreement, the Company is contingently responsible for 50% of certain Separation-related tax liabilities. At March 31, 2011 and December 31, 2010 the Company had a payable to CoreLogic of $2.3 million related to these matters which is included in due to CoreLogic, net on the Company’s condensed consolidated balance sheets.

At March 31, 2011 and December 31, 2010, the Company had a net payable to CoreLogic of $52.8 million and $61.5 million, respectively, related to tax matters prior to the Separation. This amount is included in the Company’s condensed consolidated balance sheet in due to CoreLogic, net. During the first quarter of 2011, the Company recorded a $5.6 million increase to stockholders’ equity related to the Separation as a result of revising the estimate of the Company’s tax liability to be included in CoreLogic’s consolidated tax return for 2010.

As of March 31, 2011, the liability for income taxes associated with uncertain tax positions was $11.2 million. This liability can be reduced by $1.5 million of offsetting tax benefits associated with the correlative effects of potential adjustments including state income taxes and timing adjustments. The net amount of $9.7 million, if recognized, would favorably affect the Company’s effective tax rate. At December 31, 2010, the liability for income taxes associated with uncertain tax positions was $11.1 million.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of March 31, 2011 and December 31, 2010, the Company had accrued $2.5 million and $2.4 million, respectively, of interest and penalties (net of tax benefits) related to uncertain tax positions.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

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

Note 9 – Earnings Per Share

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2011	2010
Numerator for basic and diluted net (loss) income per share attributable to the Company’s stockholders:
Net (loss) income attributable to the Company	$(15,335)	$13,769

Denominator for basic and diluted net (loss) income per share attributable to the Company’s stockholders:
Weighted-average common shares outstanding	104,660	104,006

Net (loss) income per share attributable to the Company’s stockholders:
Basic	$(0.15)	$0.13

Diluted	$(0.15)	$0.13

For the three months ended March 31, 2011, 3.0 million potential dilutive shares of common stock (representing all potential dilutive shares) were excluded due to the net loss for the period.

For the three months ended March 31, 2010, basic and diluted earnings per share were computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period.

Note 10 – Employee Benefit Plans

In connection with the Separation, the following occurred with respect to employee benefit plans:

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

•

The Company assumed TFAC’s defined benefit pension plan, which was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company assumed the entire benefit obligation and all the plan assets associated with the defined benefit pension plan, including the portion attributable to participants who were employees of the businesses retained by CoreLogic in connection with the Separation, and CoreLogic issued a $19.9 million note payable to the Company which approximated the unfunded portion of the benefit obligation attributable to those participants. See Note 17 Transactions with CoreLogic/TFAC to the condensed consolidated financial statements for further discussion of this note receivable from CoreLogic.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

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

Net periodic cost related to (i) the Company’s employees’ participation in TFAC’s defined benefit pension and supplemental benefit plans during the three months ended March 31, 2010 and (ii) the Company’s defined benefit pension and supplemental benefit plans during the three months ended March 31, 2011 includes the following components:

	For the Three Months Ended March 31,
(in thousands)	2011	2010
Expense:
Service cost	$557	$996
Interest cost	7,578	7,079
Expected return on plan assets	(3,845)	(2,843)
Amortization of prior service credit	(1,096)	(261)
Amortization of net loss	6,514	5,002

	$9,708	$9,973

The Company contributed $7.7 million to the defined benefit pension and supplemental benefit plans during the three months ended March 31, 2011, and expects to contribute an additional $28.6 million during the remainder of 2011. These contributions include both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Investments

The carrying amount of deposits with savings and loan associations and banks is a reasonable estimate of fair value due to their short-term nature.

The methodology for determining the fair value of debt and equity securities is discussed in Note 3 Debt and Equity Securities to the condensed consolidated financial statements.

As other long-term investments, which consist primarily of investments in affiliates, are not publicly traded, reasonable estimate of the fair values could not be made without incurring excessive costs.

The fair value of the notes receivable from CoreLogic is estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to third party borrowers of similar credit quality.

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

Due to CoreLogic, net

The carrying amount for due to CoreLogic, net is a reasonable estimate of fair value due to the short-term maturity of this liability.

Notes and contracts payable

The fair values of notes and contracts payable were estimated based on the current rates offered to the Company for debt of the same remaining maturities.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010 are presented in the following table.

	March 31, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$755,277	$755,277	$728,746	$728,746
Accounts and accrued income receivable, net	$238,923	$238,923	$234,539	$234,539
Loans receivable, net	$157,228	$160,630	$161,526	$166,904
Investments:
Deposits with savings and loan associations and banks	$73,227	$73,227	$59,974	$59,974
Debt securities	$2,136,199	$2,136,199	$2,107,984	$2,107,984
Equity securities	$306,995	$306,995	$282,416	$282,416
Other long-term investments	$178,328	$178,328	$179,657	$179,657
Notes receivable from CoreLogic	$18,216	$18,497	$18,787	$18,708
Financial Liabilities:
Deposits	$1,640,537	$1,641,339	$1,482,557	$1,483,317
Accounts payable and accrued liabilities	$673,311	$673,311	$736,404	$736,404
Due to CoreLogic, net	$53,655	$53,655	$62,370	$62,370
Notes and contracts payable	$290,799	$292,539	$293,817	$295,465

Note 12 – Share-Based Compensation

Prior to the Separation, the Company participated in TFAC’s share-based compensation plans and the Company’s employees were issued TFAC equity awards. The equity awards consisted of restricted stock units (“RSUs”) and stock options. At the date of the Separation, TFAC’s outstanding equity awards for employees of the Company and former employees of its businesses were converted into equity awards of the Company with adjustments to the number of shares underlying each such award and, with respect to options, adjustments to the per share exercise price of each such award, to maintain the pre-separation value of such awards. No material changes were made to the vesting terms or other terms and conditions of the awards. As the post-separation value of the equity awards was equal to the pre-separation value and no material changes were made to the terms and conditions applicable to the awards, no incremental expense was recognized by the Company related to the conversion.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The following table presents the share-based compensation expense associated with (i) the Company’s employees that participated in TFAC’s share-based compensation plans for the three months ended March 31, 2010 and (ii) the Company’s share-based compensation plans for the three months ended March 31, 2011:

	For the Three Months Ended March 31,
(in thousands)	2011	2010
Stock options	$9	$52
Restricted stock units	4,703	3,661
Employee stock purchase plan	230	193

	$4,942	$3,906

The following table summarizes RSU activity for the three months ended March 31, 2011:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2010	3,686	$12.18
Granted during 2011	627	$16.66
Vested during 2011	(641)	$13.98
Forfeited during 2011	(451)	$11.65

RSUs unvested at March 31, 2011	3,221	$12.77

The following table summarizes stock option activity for the three months ended March 31, 2011:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2010	2,867	$14.67
Exercised during 2011	(83)	$12.60
Forfeited during 2011	(14)	$15.70

Balance at March 31, 2011	2,770	$14.73	3.3	$7,775

Vested at March 31, 2011	2,770	$14.73	3.3	$7,775

Exercisable at March 31, 2011	2,770	$14.73	3.3	$7,775

All stock options issued under the Company’s plans are vested and no share-based compensation expense related to such stock options remains to be recognized.

Note 13 – Stockholders’ Equity

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. As of March 31, 2011, no common stock had been repurchased by the Company under the plan.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Note 14 – Other Comprehensive Income (Loss)

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Components of other comprehensive income (loss) for the three months ended March 31, 2011 are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2010	$(3,237)	$10,960	$(156,803)	$(149,080)
Pretax change	(531)	4,319	5,418	9,206
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	999	—	—	999
Tax effect	(187)	—	(2,167)	(2,354)

Balance at March 31, 2011	$(2,956)	$15,279	$(153,552)	$(141,229)

Allocated to the Company	$(2,994)	$15,160	$(153,552)	$(141,386)
Allocated to noncontrolling interests	38	119	—	157

Balance at March 31, 2011	$(2,956)	$15,279	$(153,552)	$(141,229)

Note 15 – Litigation and Regulatory Contingencies

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

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

All of these lawsuits are putative class actions. A court has granted class certification only in Campbell, Hamilton (North Carolina), Johnson, Lewis, Raffone and Slapikas. An appeal to a higher court is pending with respect to the granting of class certification in Hamilton (North Carolina). For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the financial statements as a whole.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

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

Gale and Katin are putative class actions. A class has been certified in Gale, however an appeal to a higher court is pending. Consequently, for the reasons described above, the Company has not yet been able to assess the probability of loss.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

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

•	Carrera v. First American Home Buyers Protection Corporation, filed on September 23, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court for the District of New Jersey,

•	Coleman v. First American Home Buyers Protection Corporation, et al., filed on August 24, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Diaz v. First American Home Buyers Protection Corporation, filed on March 10, 2009 and pending in the United States District Court for the Southern District of California,

•	Eberhard v. First American Title Insurance Company, et al., filed on April 4, 2011 and pending in the Court of Common Pleas Cuyahoga County, Ohio,

•	Eide v. First American Title Company, filed on February 26, 2010 and pending in the Superior Court of the State of California, County of Kern,

•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,

•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Kirk v. First American Financial Corporation, filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Tavenner v. Talon Group, filed on August 18, 2009 and pending in the United States District Court for the Western District of Washington and

•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

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

As indicated above, this lawsuit pertains to claims on title insurance policies issued by the defendants. The Company provides for title insurance losses through a known claims reserve and an incurred but not reported (“IBNR”) claims reserve (for a discussion of the Company’s reserve for known and IBNR claims, see Note 7 Loss Reserves to the condensed consolidated financial statements included in “Item 1. Financial Statements” of Part I of this report). A portion of the known claims reserve is attributable to certain of the claims that are the subject of this lawsuit and a portion of the IBNR claims reserve is attributable to the title insurance products that are the subject of the lawsuit and similar products issued to others. The ultimate outcome of this lawsuit is subject to a number of uncertainties, including the amount of responsibility that a court may apportion to Fiserv, whether a court determines that the defendants are entitled to certain documents requested as part of the claims submission process, the contents of those documents and whether a court interprets the title insurance policies that are the subject of the lawsuit in a manner consistent with the Company’s understanding. As a result of this uncertainty, it is currently not possible to estimate whether the loss or range of loss is greater than the amount of the known claims reserve and the IBNR claims reserve attributable to the claims that are the subject of this lawsuit. If this uncertainty is resolved in a manner that is unfavorable to the Company, the ultimate resolution of this lawsuit could have a material adverse effect on the Company’s financial condition, results of operations, cash flows or liquidity.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

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

The corporate division consists of certain financing facilities as well as the corporate services that support the Company’s business operations. Eliminations consist of inter-segment revenues and related expenses included in the results of the operating segments. The Company did not record inter-segment eliminations for the three months ended March 31, 2010, as there was no inter-segment income or expense.

Selected financial information by reporting segment is as follows:

For the three months ended March 31, 2011:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$861,438	$(18,565)	$17,168	$12,169
Specialty Insurance	68,831	12,228	1,016	411
Corporate	2,065	(17,497)	915	24
Eliminations	(634)	385	—	—

	$931,700	$(23,449)	$19,099	$12,604

For the three months ended March 31, 2010:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$837,822	$27,195	$17,907	$12,205
Specialty Insurance	68,574	9,571	1,699	1,022
Corporate	2,030	(12,226)	647	60

	$908,426	$24,540	$20,253	$13,287

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

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

Transactions with TFAC prior to the Separation

Prior to the Separation, the Company was allocated corporate income and overhead expenses from TFAC for corporate-related functions based on an allocation methodology that considered the number of the Company’s domestic headcount, the Company’s total assets and total revenues or a combination of those drivers. General corporate overhead expense allocations include executive management, tax, accounting and auditing, legal and treasury services, payroll, human resources and certain employee benefits and marketing and communications. The Company was allocated general net corporate expenses of $13.3 million from TFAC during the three months ended March 31, 2010, which are included within the investment income, net realized investment gains, personnel costs, other operating expenses, depreciation and amortization and interest expense line items in the accompanying condensed consolidated statements of income.

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

Prior to the Separation, a portion of TFAC’s combined debt, in the amount of $140.0 million, was allocated to the Company based on amounts directly incurred for the Company’s benefit. Net interest expense was allocated in the same proportion as debt. The Company believes the allocation basis for debt and net interest expense was reasonable. However, these amounts may not be indicative of the actual amounts that the Company would have incurred had it been operating as an independent publicly traded company for the period prior to June 1, 2010. Additionally, on January 31, 2010, the Company entered into a note payable with TFAC totaling $29.1 million. In connection with the Separation, the Company borrowed $200.0 million under its revolving credit facility and transferred such funds to CoreLogic, which fully satisfied the Company’s $140.0 million allocated portion of TFAC debt and the $29.1 million note payable to TFAC. The remaining $30.9 million transferred to CoreLogic was reflected as a distribution to CoreLogic in connection with the Separation.

Transactions with CoreLogic following the Separation

In connection with the Separation, the Company and TFAC entered into various transition services agreements with effective dates of June 1, 2010. The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit. Except for the information technology services agreements, the transition services agreements are short-term in nature. The Company incurred $1.7 million for the three months ended March 31, 2011 under these agreements which are included in other operating expenses in the condensed consolidated statement of income. No amounts were reflected in the condensed consolidated statements of income prior to June 1, 2010, as the transition services agreements were not effective prior to the Separation.

Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, each of the Company and CoreLogic agreed to assume and be responsible for 50% of certain of TFAC’s contingent and other corporate liabilities. All external costs and expenses associated with the management of these contingent and other corporate liabilities will be shared equally. These contingent and other corporate liabilities primarily relate to consolidated securities litigation and any actions with respect to the Separation or the Distribution brought by any third party. Contingent and other corporate liabilities that are related to only the information solutions or financial services businesses will generally be fully allocated to CoreLogic or the Company, respectively. At March 31, 2011 and December 31, 2010, no reserves were considered necessary for such liabilities.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

In connection with the Separation, TFAC issued to the Company and FATICO a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation. Under the terms of the Separation and Distribution Agreement, if the Company chooses to dispose of 1% or more of CoreLogic’s outstanding common stock at a given date, the Company must first provide CoreLogic with the option to purchase the shares. The Company has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising as a result of holding the shares for a longer period. The CoreLogic common stock is classified as available-for-sale and carried at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive loss. At March 31, 2011 and December 31, 2010, the cost basis of the CoreLogic common stock was $242.6 million, with an estimated fair value of $239.3 million and $239.5 million at March 31, 2011 and December 31, 2010, respectively. The CoreLogic common stock is included in equity securities in the condensed consolidated balance sheet. See Note 19 Subsequent Events to the condensed consolidated financial statements for further discussion of the CoreLogic stock.

On June 1, 2010, the Company received a note receivable from CoreLogic in the amount of $19.9 million that accrues interest at 6.52%. Interest was first due on July 1, 2010 and is due quarterly thereafter. The note receivable is due on May 31, 2017. The note approximated the unfunded portion of the benefit obligation attributable to participants of the defined benefit pension plan who were employees of TFAC’s businesses that were retained by CoreLogic in connection with the Separation. See Note 10 Employee Benefit Plans to the condensed consolidated financial statements for further discussion of the defined benefit pension plan.

At March 31, 2011 and December 31, 2010, the Company’s federal savings bank subsidiary, First American Trust, FSB, held $8.3 million and $11.9 million, respectively, of interest and non-interest bearing deposits owned by CoreLogic. These deposits are included in deposits in the condensed consolidated balance sheets. Interest expense on the deposits was immaterial for all periods presented.

Prior to the Separation, the Company owned three office buildings that were leased to the information solutions businesses of TFAC under the terms of formal lease agreements. In connection with the Separation, the Company distributed one of the office buildings to CoreLogic, and currently owns two office buildings that are leased to CoreLogic under the terms of formal lease agreements. Rental income associated with these properties totaled $1.1 million and $2.1 million for the three months ended March 31, 2011 and 2010, respectively.

The Company and CoreLogic are also parties to certain ordinary course commercial agreements and transactions. The expenses associated with these transactions, which primarily relate to purchases of data and other settlement services totaled $3.9 million and $7.7 million for the three months ended March 31, 2011 and 2010, respectively, and are included in other operating expenses in the Company’s condensed consolidated statements of income. The Company also sells data and provides other settlement services to CoreLogic through ordinary course commercial agreements and transactions resulting in revenues totaling $2.5 million and $0.7 million for the three months ended March 31, 2011 and 2010, respectively, which are included in direct premiums and escrow fees and information and other in the Company’s condensed consolidated statements of income.

Prior to the Separation, certain transactions with TFAC were settled in cash and the remaining transactions were settled by non-cash capital contributions between the Company and TFAC, which resulted in net non-cash distributions to TFAC of $4.6 million for the three months ended March 31, 2010. Following the Separation, all transactions with CoreLogic are settled, on a net basis, in cash.

Note 18 – Pending Accounting Pronouncements

In October 2010, the FASB issued updated guidance related to accounting for costs associated with acquiring or renewing insurance contracts. The updated guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under the updated guidance only costs based on successful efforts (that is, acquiring a new or renewal contract) including direct-response advertising costs are eligible for capitalization. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Management does not expect the adoption of this standard to have a material impact on the Company’s condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Note 19 – Subsequent Events

On April 5, 2011, FATICO agreed to sell 4.0 million shares of CoreLogic common stock to CoreLogic at a spot market price of $18.95 per share. The sale was completed on April 11, 2011 for an aggregate cash price of $75.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE SET FORTH ON PAGE 3 OF THIS QUARTERLY REPORT ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “PLAN,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” OR OTHER SIMILAR WORDS AND PHRASES.

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

This Management’s Discussion and Analysis contains certain financial measures that are not presented in accordance with generally accepted accounting principles (“GAAP”), including an adjusted loss provision rate. The Company is presenting these non-GAAP financial measures because they provide the Company’s management and readers of this Quarterly Report on Form 10-Q with additional insight into the operational performance of the Company relative to earlier periods and relative to the Company’s competitors. The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. In this Quarterly Report on Form 10-Q, these non-GAAP financial measures have been presented with, and reconciled to, the most directly comparable GAAP financial measures. Readers of this Quarterly Report on Form 10-Q should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those policies used in the preparation of First American Financial Corporation’s (the “Company”) financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Except for the disclosure requirements, the adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

In July 2010, the FASB issued updated guidance related to credit risk disclosures for finance receivables and the related allowance for credit losses. The updated guidance requires entities to disclose information at disaggregated levels, specifically defined as “portfolio segments” and “classes”. Expanded disclosures include, among other things, roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables (including their aging) as of the end of a reporting period. The updated guidance is effective for interim and annual reporting periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual reporting periods beginning after December 15, 2010. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued updated guidance related to disclosure of supplementary pro forma information in connection with business combinations. The updated guidance clarifies the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are presented. The updated guidance also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2010. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued updated guidance related to when goodwill impairment testing should include Step 2 for reporting units with zero or negative carrying amounts. The updated guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts requiring those entities to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

Pending Accounting Pronouncements:

In October 2010, the FASB issued updated guidance related to accounting for costs associated with acquiring or renewing insurance contracts. The updated guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under the updated guidance only costs based on successful efforts (that is, acquiring a new or renewal contract) including direct-response advertising costs are eligible for capitalization. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Management does not expect the adoption of this standard to have a material impact on the Company’s condensed consolidated financial statements.

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

•

On the record date for the Distribution, TFAC issued to the Company and its principal title insurance subsidiary, First American Title Insurance Company (“FATICO”) a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation;

•

The Company effectively assumed $200.0 million of the outstanding liability for indebtedness under TFAC’s senior secured credit facility through the Company’s borrowing and transferring to CoreLogic of $200.0 million under the Company’s credit facility in connection with the Separation.

The Separation resulted in a net distribution from the Company to TFAC of $151.0 million. In connection with such distribution, the Company assumed $22.1 million of accumulated other comprehensive loss, net of tax, which was primarily related to the Company’s assumption of the unfunded portion of the defined benefit pension obligation associated with participants who were employees of the businesses retained by CoreLogic.

Results of Operations

Summary of First Quarter

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

Residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 11.7% in the first quarter of 2011 when compared with first quarter of 2010, according to the Mortgage Bankers Association’s April 14, 2011 Mortgage Finance Forecast (the “MBA Forecast”). According to the MBA Forecast, the dollar amount of refinance originations and purchase originations each decreased 11.7% in the first quarter of 2011 when compared with the first quarter of 2010.

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

Management expects the above mentioned conditions will continue impacting the Company. In addition, the seasonal increase in real estate activity that traditionally occurs during the spring months has not yet materialized, with March open title orders per day increasing slightly over February and April open title orders per day decreasing slightly from March. Given these conditions, the Company will continue to actively manage expenses. However, the Company will be prudent in its expense management efforts, as management believes the mortgage and real estate markets are likely near a bottom.

Beginning at the end of September 2010, several lenders announced that they would suspend certain foreclosures as a result of potential deficiencies in their foreclosure processes. Additionally, over the last several months, certain court rulings have called into question some foreclosure practices and regulators have commenced investigations into such practices. Several lenders have also entered into consent decrees which require them, among other things, to alter their foreclosure processes. Though the ultimate effect of any such deficiencies, the foreclosure suspensions (which in large part have now been lifted), the court rulings and regulatory investigations, and the consent decrees are currently unknown, the Company believes that revenues tied to foreclosures have declined, and may continue to decline, especially in the short term, and the Company may incur costs associated with its duty to defend its insureds’ title to foreclosed properties they have purchased. As of the current date, these matters have not had a material adverse effect on the Company. Though the Company will continue to monitor foreclosure developments, at this time, the Company does not believe these matters will have a material adverse effect on the Company in the future.

Title Insurance and Services

	Three Months Ended March 31,
(in thousands except percentages)	2011	2010	$ Change	% Change
Revenues
Direct premiums and escrow fees	$297,018	$297,205	$(187)	(0.1)%
Agent premiums	399,921	373,992	25,929	6.9
Information and other	148,840	144,668	4,172	2.9
Investment income	17,082	19,269	(2,187)	(11.3)
Net realized investment (losses) gains	(1,126)	4,057	(5,183)	(127.8)
Net other-than-temporary impairment losses recognized in earnings	(297)	(1,369)	1,072	78.3

	861,438	837,822	23,616	2.8

Expenses
Personnel costs	263,563	261,236	2,327	0.9
Premiums retained by agents	319,987	301,568	18,419	6.1
Other operating expenses	172,559	180,385	(7,826)	(4.3)
Provision for policy losses and other claims	96,376	39,372	57,004	144.8
Depreciation and amortization	17,168	17,907	(739)	(4.1)
Premium taxes	8,039	8,299	(260)	(3.1)
Interest	2,311	1,860	451	24.2

	880,003	810,627	69,376	8.6

(Loss) income before income taxes	$(18,565)	$27,195	$(45,760)	(168.3)%

Margins	(2.2)%	3.2%	(5.4)%	(166.4)%

Direct premiums and escrow fees were $297.0 million for the three months ended March 31, 2011, a decrease of $0.2 million, or 0.1%, when compared with the same period of the prior year. This slight decrease was due to a decline in the number of title orders closed by the Company’s direct operations, offset by an increase in the average revenues per order closed. The decrease in direct title orders closed reflected the decline in mortgage originations in the first quarter of 2011 when compared to the first quarter of 2010. The increase in the average revenues per order closed was primarily due to an increase in the mix of direct revenue generated from commercial policies year over year. The Company’s direct title operations closed 222,200 title orders during the three months ended March 31, 2011, a decrease of 7.9% when compared with 241,200 title orders closed during the same period of the prior year. The average revenues per order closed was $1,337 for the three months ended March 31, 2011, an increase of 8.5% when compared with $1,232 for the three months ended March 31, 2010.

Agent premiums were $399.9 million for the three months ended March 31, 2011, an increase of $25.9 million, or 6.9%, when compared with the same period of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, first quarter agent premiums primarily reflect fourth quarter mortgage origination activity. The increase in agent premiums quarter over quarter was consistent with the increase in the Company’s direct premiums and escrow fees in the fourth quarter of 2010 as compared with the fourth quarter of 2009. The Company is continuing to analyze the terms and profitability of its title agency relationships and is working to amend agent agreements to the extent possible. Amendments being sought include, among others, changing the percentage of premiums retained by the agent and the deductible paid by the agent on claims; if changes to the agreements cannot be made, the Company may elect to terminate certain agreements.

Information and other revenues, which primarily consists of revenues generated from fees associated with title search and related reports, title and other real property records and images, and other non-insured settlements services, were $148.8 million for the three months ended March 31, 2011, an increase of $4.2 million, or 2.9%, when compared with the same period of the prior year. This increase was primarily attributable to the growth in data and service information revenues due to increased demand in the Company’s title plant business, offset in part by lower default and international information revenues. Default related information revenues were negatively impacted by a decline in foreclosure activity and increased market competition. International information revenues decreased as a result of the decline in the Company’s United Kingdom operations as changes in the regulatory environment have impacted the Company’s product offerings.

Investment income totaled $17.1 million for the three months ended March 31, 2011, a decrease of $2.2 million, or 11.3%, when compared with the same period of the prior year. The decrease was primarily due to lower interest income from debt securities as a result of a decline in yields and a reduction in interest income from intercompany notes receivable due to a reduction in principal balance.

Net realized investment losses totaled $1.1 million for the three months ended March 31, 2011, compared with net realized investment gains of $4.1 million for the same period of the prior year. These totals primarily reflected the net realized gains and losses from the sales of investment securities.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two competing factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $263.6 million for the three months ended March 31, 2011, an increase of $2.3 million, or 0.9%, when compared with the same period of the prior year. This slight increase was primarily due to higher commission expense related to improved commercial activity and limited merit and other salary increases in 2010, offset in part by a decrease in domestic headcount and a reduction in healthcare related expenses. Personnel costs decreased 11.9% compared with the fourth quarter of 2010.

Agents retained $320.0 million of title premiums generated by agency operations for the three months ended March 31, 2011, which compares with $301.6 million for the same period of the prior year. The percentage of title premiums retained by agents was 80.0% for the three months ended March 31, 2011, and 80.6% for the three months ended March 31, 2010. The improvement in the agent retention percentage was primarily due to a large commercial deal that closed during the first quarter of 2011 with a favorable agent split. The Company continues to focus on improving its agent retention by negotiating better splits as new agents are signed or as contracts come up for renewal.

Other operating expenses for the title insurance and services segment were $172.6 million for the three months ended March 31, 2011, a decrease of $7.8 million, or 4.3%, when compared with the same period of the prior year. This decrease was primarily due to lower office related expenses resulting from the Company’s consolidation and closure of certain title offices. Further contributing to the decrease in other operating expenses was decreased bad debt expense from the Company’s default division. These decreases were partially offset by an increase in production related expenses due to improved commercial activity and a shift to lower margin products in the Company’s default business. Other operating expenses decreased 7.6% compared with the fourth quarter of 2010.

The reserve for known title claims and incurred but not reported claims (“IBNR”) was $1.1 billion as of March 31, 2011, including known claims of $184.9 million and IBNR of $899.8 million. The indicated range of reasonable estimates for IBNR as of March 31, 2011 was $806 million to $1.1 billion.

The provision for policy losses and other claims was $96.4 million for the first quarter of 2011, or 13.8% of title premiums and escrow fees, up $57.0 million compared with the same quarter of the prior year. The current quarter provision included a $45.3 million reserve strengthening adjustment related to a guaranteed valuation product offered in Canada that experienced a meaningful increase in claims activity during the first quarter of 2011. The loss provision rate, excluding 6.5% attributable to the $45.3 million charge, was 7.3% for the current quarter and 5.9% for the same quarter of the prior year. The current quarter rate reflects an ultimate loss rate of 5.2% for the current policy year and a charge of $14.6 million which reflected adverse development for certain prior policy years, primarily policy year 2007.

Premium taxes were $8.0 million and $8.3 million for the three months ended March 31, 2011 and 2010, respectively. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.2% for both the current three month period and for the same period of the prior year.

In general, the title insurance business is a lower profit margin business when compared to the Company’s specialty insurance segment. The lower profit margins reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinance transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margin loss for the three months ended March 31, 2011 was 2.2% and the pre-tax margin for the three months ended March 31, 2010 was 3.2%.

Specialty Insurance

	Three Months Ended March 31,
(in thousands except percentages)	2011	2010	$ Change	% Change
Revenues
Direct premiums and escrow fees	$65,992	$65,436	$556	0.8%
Investment income	2,508	3,144	(636)	(20.2)
Net realized investment gains	331	21	310	NM [1]
Net other-than-temporary impairment losses recognized in earnings	—	(27)	27	100.0

	68,831	68,574	257	0.4

Expenses
Personnel costs	11,603	13,372	(1,769)	(13.2)
Other operating expenses	9,840	11,353	(1,513)	(13.3)
Provision for policy losses and other claims	33,136	31,609	1,527	4.8
Depreciation and amortization	1,016	1,699	(683)	(40.2)
Premium taxes	1,004	965	39	4.0
Interest	4	5	(1)	(20.0)

	56,603	59,003	(2,400)	(4.1)

Income before income taxes	$12,228	$9,571	$2,657	27.8%

Margins	17.8%	14.0%	3.8%	27.3%

(1)	Not meaningful

Direct premiums were $66.0 million for the three months ended March 31, 2011, an increase of $0.6 million, or 0.8%, when compared with the same period of the prior year. The slight increase was due to an increase in premiums from the home warranty division offset in part by a decline in premiums from the property and casualty division.

Investment income for the segment totaled $2.5 million for the three months ended March 31, 2011, a decrease of $0.6 million, or 20.2%, when compared with the same period of the prior year. This decrease primarily reflects a decrease in interest income earned from the investment portfolio reflecting a decline in yields.

Personnel costs and other operating expenses were $21.4 million for the three months ended March 31, 2011, a decrease of $3.3 million, or 13.3%, when compared with the same period of the prior year. This decrease primarily relates to a reduction in headcount and other cost curtailment in the home warranty division.

For the home warranty business, the provision for home warranty claims expressed as a percentage of home warranty premiums was 46.6% for the current three month period and 44.3% for the same period of the prior year. This increase in rate was primarily due to a greater number of claims incidents. For the property and casualty business, the provision for property and casualty claims expressed as a percentage of property and casualty insurance premiums was 56.8% for the current three month period, an increase when compared with 54.8% for the same period of the prior year. This increase was primarily due to higher routine or non-event core losses, which were partially offset by lower winter storm losses.

Premium taxes were $1.0 million for the three months ended March 31, 2011 and 2010, respectively. Premium taxes as a percentage of specialty insurance segment premiums were 1.5% for the current three month period and for the same period of the prior year.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margins for the current three month period were 17.8%, up from 14.0% for the comparable period of the prior year.

Corporate

	Three Months Ended March 31,
(in thousands except percentages)	2011	2010	$ Change	% Change
Revenues
Investment income	$2,202	$2,463	$(261)	(10.6)%
Net realized investment losses	(137)	(433)	296	68.4

	2,065	2,030	35	1.7

Expenses
Personnel costs	9,997	8,579	1,418	16.5
Other operating expenses	6,124	4,573	1,551	33.9
Depreciation and amortization	915	647	268	41.4
Interest	2,526	457	2,069	452.7

	19,562	14,256	5,306	37.2

Losses before income taxes	$(17,497)	$(12,226)	$(5,271)	(43.1)%

Corporate personnel costs and other operating expenses totaled $16.1 million for the three months ended March 31, 2011, an increase of $3.0 million when compared with the same period of the prior year. The increase in the current three month period is primarily due to a higher level of corporate personnel costs and other operating expenses following the Separation when compared to the amounts allocated from TFAC prior to the Separation. Following the Separation, the Company is a separate publicly traded company, which resulted in a higher level of corporate costs.

Interest expense totaled $2.5 million for the three months ended March 31, 2011, an increase of $2.1 million when compared with the same period of the prior year. Interest expense prior to the Separation related to draws made in 2008 used for the Company’s operations in the amount of $140.0 million under TFAC’s credit agreement that was allocated to the Company. In connection with the Separation, the Company borrowed $200.0 million under its credit facility and paid off the allocated portion of TFAC’s debt. Interest expense increased in the current three month period because the Company’s credit facility bears interest at a higher rate than the allocated portion of TFAC’s debt. Additionally, approximately $1.0 million of interest expense related to intercompany notes payable to the title insurance and specialty segments was included for the three months ended March 31, 2011, whereas no comparable interest expense was included for the three months ended March 31, 2010.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the condensed consolidated financial statements. The Company’s inter-segment eliminations were not material for the three months ended March 31, 2011. The Company did not record inter-segment eliminations for the three months ended March 31, 2010, as there was no inter-segment income or expense.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 35.0% for the three months ended March 31, 2011and 44.1% for the same period of the prior year. The difference in the effective rate was primarily attributable to the change from income before income taxes in 2010 to a loss before income taxes in 2011, the mix of taxable and non-taxable income for state tax purposes, and losses in foreign jurisdictions for which no tax benefit was provided.

The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The Company continues to monitor the realizability of recognized, impairment, and unrecognized losses recorded through March 31, 2011. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations, among other factors.

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net loss for the three months ended March 31, 2011 was $15.2 million. Net income for the three months ended March 31, 2010 was $13.7 million. Net loss attributable to the Company for the three months ended March 31, 2011 was $15.3 million, or $0.15 per diluted share, and net income attributable to the Company for the three months ended March 31, 2010 was $13.8 million, or $0.13 per diluted share. Net income attributable to noncontrolling interests was $94 thousand for the three months ended March 31, 2011 and net loss attributable to noncontrolling interests was $40 thousand for the three months ended March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements. The Company’s current cash requirements include operating expenses, taxes, payments of interest and principal on its debt, capital expenditures, potential business acquisitions, payments in connection with employee benefit plans and dividends on its common stock. The Company continually assesses its capital allocation strategy, including decisions relating to dividends, share repurchases, capital expenditures, acquisitions and investments. Management expects that the Company will continue to pay quarterly cash dividends at or above the historical levels paid since the Separation. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of its businesses, industry practice, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds (including through cash dividends from subsidiaries) and borrowings on its revolving credit facility, as needed. The Company’s short-term and long-term liquidity requirements are monitored regularly to ensure that it can meet its cash requirements. The Company forecasts the needs of its primary subsidiaries and periodically reviews their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts. Due to the Company’s liquid-asset position and its ability to generate cash flows from operations, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and obligations for at least the next twelve months.

The Company’s insurance subsidiaries generate cash from premiums earned and their respective investment portfolios and these funds are believed to be adequate to satisfy the payments of claims and other liabilities.

The Company’s two significant sources of internally generated funds are dividends and other payments from its subsidiaries. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. As of March 31, 2011, under such regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries for the remainder of 2011 was $151.5 million. Such restrictions have not had, nor are they expected to have, an impact on the Company’s ability to meet its cash obligations.

Cash used for operating activities amounted to $49.6 million and $25.5 million for the three months ended March 31, 2011 and 2010, respectively, after net claim payments of $117.4 million and $104.0 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2011 were additions to the investment portfolio, repayment of debt, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the three months ended March 31, 2011 were increases in the deposit balances at the Company’s banking operations and proceeds from the sales and maturities of debt and equity securities. The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2010 were additions to the investment portfolio, capital expenditures and the repayment of debt. The most significant nonoperating sources of cash and cash equivalents were proceeds from issuance of debt (to TFAC and third parties), net increase in deposits and proceeds from the sales and maturities of debt and equity securities. The net effect of all activities on total cash and cash equivalents was an increase of $26.5 million for the three months ended March 31, 2011, and a decrease of $126.1 million for the three months ended March 31, 2010.

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. As of March 31, 2011, no common stock had been repurchased by the Company under the plan.

Financing. On April 12, 2010, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and a syndicate of lenders. The credit agreement is comprised of a $400.0 million revolving credit facility. The revolving loan commitments terminate on the third anniversary of the date of closing, or June 1, 2013. On June 1, 2010, the Company borrowed $200.0 million under the facility and transferred such funds to CoreLogic, as previously contemplated in connection with the Separation. Proceeds may also be used for general corporate purposes. At March 31, 2011, the interest rate associated with the $200.0 million borrowed under the facility is 3.06%.

Notes and contracts payable as a percentage of total capitalization was 12.8% at March 31, 2011 and December 31, 2010.

Investment Portfolio. As of March 31, 2011, the Company’s debt and equity investment securities portfolio consists of approximately 88% of fixed income securities. As of that date, over 71% of the Company’s fixed income investments are held in securities that are United States government-backed or rated AAA, and approximately 96% of the fixed income portfolio is rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on Standard & Poor’s Ratings Group (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

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

March 31, 2011	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade/Not Rated
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	99.5%	0.5%	0.0%
Foreign bonds	85.6%	0.4%	14.0%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed securities	0.5%	0.0%	99.5%
Corporate debt securities	91.5%	8.5%	0.0%

	92.5%	0.8%	6.6%

Approximately 24% of the Company’s municipal bonds portfolio has third party insurance in effect.

Substantially all securities in the Company’s non-agency mortgage-backed portfolio are senior tranches and were investment grade at the time of purchase, however many have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on S&P’s and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected. All amounts and ratings are as of March 31, 2011.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade/Not Rated
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$6,716	$5,275	0.0%	0.0%	100.0%
2006	7	29,498	20,193	0.0%	0.0%	100.0%
2005	2	5,171	4,929	0.0%	0.0%	100.0%
2003	1	266	262	100.0%	0.0%	0.0%
Alt-A single family residential:
2007	2	18,373	15,711	0.0%	0.0%	100.0%

	13	$60,024	$46,370	0.4%	0.0%	99.6%

As of March 31, 2011, none of the non-agency mortgage-backed securities were on negative credit watch by S&P or Moody’s.

The Company assessed its non-agency mortgage-backed securities portfolio to determine what portion of the portfolio, if any, is other-than-temporarily impaired at March 31, 2011. Management’s analysis of the portfolio included its expectations of the future performance of the underlying collateral, including, but not limited to, prepayments, defaults and loss severity assumptions. In developing these expectations, the Company utilized publicly available information related to individual assets, analysts’ expectations on the expected performance of similar underlying collateral and certain of CoreLogic’s securities, loans and property data and market analytic tools. As a result of the Company’s security-level review, it recognized other-than-temporary impairments considered to be credit related on its non-agency mortgage-backed securities of $0.3 million in earnings for the three months ended March 31, 2011.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements. The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $3.39 billion and $3.03 billion at March 31, 2011 and December 31, 2010, respectively, of which $1.1 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated balance sheets, in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $3.0 billion and $2.9 billion at March 31, 2011 and December 31, 2010, respectively, and were held at First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not the Company’s assets under generally accepted accounting principles and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits, including investment programs, borrowing agreements, and vendor services arrangements with various financial institutions. The effects of these programs are included in the condensed consolidated financial statements as income or a reduction in expense, as appropriate, based on the nature of the arrangement and benefit earned.

Like-kind exchange funds held by the Company totaled $905.0 million and $609.9 million at March 31, 2011 and December 31, 2010, respectively, of which $423.5 million and $408.8 million at March 31, 2011 and December 31, 2010, respectively, were held at the Company’s subsidiary, First Security Business Bank (“FSBB”). The like-kind exchange deposits held at FSBB are included in the accompanying condensed consolidated balance sheets in cash and cash equivalents with offsetting liabilities included in deposits. The remaining exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company under generally accepted accounting principles and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in bank deposits with FDIC insured institutions. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments on any significant scale to hedge these risks.

There have been no material changes in the Company’s market risks since the filing of its Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of March 31, 2011, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2011, that was materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

All of these lawsuits are putative class actions. A court has granted class certification only in Campbell, Hamilton (North Carolina), Johnson, Lewis, Raffone and Slapikas. An appeal to a higher court is pending with respect to the granting of class certification in Hamilton (North Carolina). For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the financial statements as a whole.

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

Gale and Katin are putative class actions. A class has been certified in Gale, however an appeal to a higher court is pending. Consequently, for the reasons described above, the Company has not yet been able to assess the probability of loss.

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

•	Carrera v. First American Home Buyers Protection Corporation, filed on September 23, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court for the District of New Jersey,

•	Coleman v. First American Home Buyers Protection Corporation, et al., filed on August 24, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Diaz v. First American Home Buyers Protection Corporation, filed on March 10, 2009 and pending in the United States District Court for the Southern District of California,

•	Eberhard v. First American Title Insurance Company, et al., filed on April 4, 2011 and pending in the Court of Common Pleas Cuyahoga County, Ohio,

•	Eide v. First American Title Company, filed on February 26, 2010 and pending in the Superior Court of the State of California, County of Kern,

•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,

•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Kirk v. First American Financial Corporation, filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Tavenner v. Talon Group, filed on August 18, 2009 and pending in the United States District Court for the Western District of Washington and

•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

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

As indicated above, this lawsuit pertains to claims on title insurance policies issued by the defendants. The Company provides for title insurance losses through a known claims reserve and an incurred but not reported (“IBNR”) claims reserve

(for a discussion of the Company’s reserve for known and IBNR claims, see Note 7 Loss Reserves to the condensed consolidated financial statements included in “Item 1. Financial Statements” of Part I of this report). A portion of the known claims reserve is attributable to certain of the claims that are the subject of this lawsuit and a portion of the IBNR claims reserve is attributable to the title insurance products that are the subject of the lawsuit and similar products issued to others. The ultimate outcome of this lawsuit is subject to a number of uncertainties, including the amount of responsibility that a court may apportion to Fiserv, whether a court determines that the defendants are entitled to certain documents requested as part of the claims submission process, the contents of those documents and whether a court interprets the title insurance policies that are the subject of the lawsuit in a manner consistent with the Company’s understanding. As a result of this uncertainty, it is currently not possible to estimate whether the loss or range of loss is greater than the amount of the known claims reserve and the IBNR claims reserve attributable to the claims that are the subject of this lawsuit. If this uncertainty is resolved in a manner that is unfavorable to the Company, the ultimate resolution of this lawsuit could have a material adverse effect on the Company’s financial condition, results of operations, cash flows or liquidity.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of March 31, 2011 is approximately $0.9 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

4. A downgrade by ratings agencies, reductions in statutory surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A3” by Moody’s, “A-” by Fitch, “BBB+” by Standard & Poor’s and “A-” by A.M. Best. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The Company’s principal title insurance underwriter maintained approximately $875.8 million of statutory surplus capital as of March 31, 2011. The current minimum statutory surplus capital required to be maintained by California law is $500,000. Accordingly, if the ratings or statutory surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

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

6. Changes in government regulation could prohibit or limit the Company’s operations or make it more burdensome to conduct such operations

Many of the Company’s businesses, including its title insurance, property and casualty insurance, home warranty, banking, trust and investment businesses, are regulated by various federal, state, local and foreign governmental agencies. These and other of the Company’s businesses also operate within statutory guidelines. Changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes, enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit its future operations or make it more burdensome to conduct such operations. The impact of these changes would be more significant if they involve jurisdictions in which the Company generates a greater portion of its title premiums, such as the states of Arizona, California, Florida, New York, Ohio, Pennsylvania and Texas and the province of Ontario, Canada. These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

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

Governmental entities have routinely inquired into certain practices in the real estate settlement services industry to determine whether certain of the Company’s businesses or its competitors have violated applicable laws, which include, among others, the insurance codes of the various jurisdictions and the Real Estate Settlement Procedures Act and similar state, federal and foreign laws. Departments of insurance in the various states, either separately or in conjunction with federal regulators and applicable regulators in international jurisdictions, also periodically conduct targeted inquiries into the practices of title insurance companies in their respective jurisdictions. Further, from time to time plaintiffs’ lawyers may target the Company and other members of the Company’s industry with lawsuits claiming legal violations or other wrongful conduct. These lawsuits may involve large groups of plaintiffs and claims for substantial damages. Any of these types of inquiries or proceedings may result in a finding of a violation of the law or other wrongful conduct and may result in the payment of fines or damages or the imposition of restrictions on the Company’s conduct which could impact its operations and financial condition. Moreover, these laws and standards of conduct often are ambiguous and, thus, it may be difficult to ensure compliance. This ambiguity may force the Company to mitigate its risk by settling claims or by ending practices that generate revenues, earnings and cash flows.

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

11. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of March 31, 2011, under such regulations, the maximum amount of dividends, loans and advances available for the remainder of 2011 from these insurance subsidiaries was $151.5 million.

12. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend, among other factors, upon the future performance of assets held in trust for the plan. The pension plan was underfunded as of March 31, 2011 by approximately $101.7 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings and expenses require adjustment. On June 1, 2010, CoreLogic, Inc. issued a $19.9 million promissory note to the Company which approximated the unfunded portion of the liability attributable to the plan participants that were employed in the information solutions group of The First American Corporation. There is no guarantee that CoreLogic, Inc. will fulfill its obligation under the note or that the amount of the note will be sufficient to ultimately cover the unfunded portion of the liability attributable to these employees. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

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

14. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred by not reported (“IBNR”) claims pertaining to its title, escrow and similar or related products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70 to 80 percent of claim amounts become known in the first five years of the policy life, and the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years, while possible, is not considered reasonably likely. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is believed to be reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $102.4 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

15. Systems interruptions and intrusions, wire transfer errors and unauthorized data disclosures may impair the delivery of the Company’s products and services, harm our reputation and result in material claims for damages

System interruptions and intrusions may impair the delivery of the Company’s products and services, resulting in a loss of customers and a corresponding loss in revenue. The Company’s businesses depend heavily upon computer systems located in its data centers. Certain events beyond the Company’s control, including natural disasters, telecommunications failures and intrusions into the Company’s systems by third parties could temporarily or permanently interrupt the delivery of products and services. These interruptions also may interfere with suppliers’ ability to provide necessary data and employees’ ability to attend work and perform their responsibilities. We also rely on our systems, employees and domestic and international banks to transfer funds. These transfers are susceptible to user input error, fraud, system interruptions or intrusions, incorrect processing and similar errors that could result in lost funds that may be significant. As part of our business, we maintain non-public personal information on consumers. There can be no assurance that unauthorized disclosure will not occur either through system intrusions or the actions of third parties or employees. Unauthorized disclosures could adversely affect our reputation and expose us to material claims for damages.

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

18. Increases in the size of the Company’s customers enhance their negotiating position vis-à-vis the Company and may decrease their need for the services offered by the Company

Many of the Company’s customers are increasing in size as a result of consolidation or the failure of their competitors. For example, the Company believes that three lenders collectively originate approximately 50 percent of mortgage loans in the United States. As a result, the Company may derive a higher percentage of its revenues from a smaller base of customers, which would enhance the negotiating power of these customers with respect to the pricing and the terms on which these customers purchase the Company’s products and other matters. Moreover, these larger customers may prove more capable of performing in-house some or all of the services the Company provides or, with respect to the Company’s title insurance products, more willing to assume the risk of title defects themselves and, consequently, the demand for the Company’s products and services may decrease. These circumstances could adversely affect the Company’s revenues and profitability. Changes in the Company’s relationship with any of these customers, the loss of all or a portion of the business the Company derives from these customers or any refusal of these customers to accept the Company’s policies could have a material adverse effect on the Company.

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

20. The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income securities (including mortgage-backed and asset-backed securities) and, as of April 11, 2011, $160.1 million in common stock of CoreLogic that was issued to the Company in connection with its spin-off separation from CoreLogic. The investment portfolio also includes money-market and other short-term investments, as well as some preferred and other common stock. Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk. Because a substantial proportion of the portfolio consists of the common stock of a single issuer, CoreLogic, the risk of loss in the portfolio also is impacted by factors that influence the value of CoreLogic’s stock, including, but not limited to, CoreLogic’s financial results and the market’s perception of CoreLogic’s and its industry’s prospects. Additionally, the risk of loss associated with the portfolio is increased during periods, such as the present period, of instability in credit markets and economic conditions. If the carrying value of the investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of the investments, which could have a material adverse effect on the Company’s results of operations, statutory surplus and financial condition.

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

Item 6.	Exhibits.

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

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

By	/s/ Dennis J. Gilmore
Dennis J. Gilmore Chief Executive Officer (Principal Executive Officer)

By	/s/ Max O. Valdes
Max O. Valdes Chief Financial Officer (Principal Financial Officer)

Date: May 2, 2011

EXHIBIT INDEX

Exhibit No.	Description	Location

*10.1	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved March 7, 2011 (superseding Exhibit 10.19 filed with the Annual Report on Form 10-K for the year ended December 31, 2010).	Attached.

*10.2	Arrangement regarding salaries, bonuses and long term incentive restricted stock units for named executive officers, approved March 29, 2011.	Incorporated by reference herein to the description contained in the Current Report on Form 8-K filed April 4, 2011.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.