Form 10-Q
period 2011-06-30
First American Financial Corp
filed 2011-08-02
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

On July 26, 2011, there were 105,348,172 shares of common stock outstanding.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE SALE OF AND EXPECTED CASH FLOWS FROM DEBT SECURITIES AND ASSUMPTIONS RELATING THERETO;
•	EXPECTED BENEFIT AND PENSION PLAN CONTRIBUTIONS AND RETURN ASSUMPTIONS;
•	THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;
•	MEDIATION OF THE MATTER INVOLVING THE COMPANY, BANK OF AMERICA AND FISERV AND THE TIMING THEREOF;
•	THE EFFECT OF PENDING AND RECENT ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;
•	THE IMPACT OF UNCERTAINTY IN GENERAL ECONOMIC CONDITIONS AND TIGHT MORTGAGE CREDIT ON THE COMPANY AND ITS CUSTOMERS AND MANAGEMENT’S EXPECTATION THAT SUCH CONDITIONS WILL CONTINUE;
•	THE COMPANY’S CONTINUED EFFORTS TO MANAGE EXPENSES AND EXPECTED COST SAVINGS THEREFROM;
•	THE COMPANY’S ONGOING FOCUS ON IMPROVING THE PROFITABILITY OF ITS AGENCY RELATIONSHIPS;
•	CONTINUED DECLINES IN FORECLOSURE REVENUES, COSTS ASSOCIATED WITH DEFENDING INSURED’S TITLE TO FORECLOSED PROPERTIES, AND THE IMPACT OF FORECLOSURE MATTERS ON THE COMPANY;
•	THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES;
•	FUTURE PAYMENT OF DIVIDENDS;
•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS, INCLUDING PAYMENTS OF CLAIMS AND OTHER LIABILITIES; AND
•	THE LIKELIHOOD OF CHANGES IN EXPECTED ULTIMATE LOSSES AND CORRESPONDING LOSS RATES,

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$600,695	$728,746
Accounts and accrued income receivable, net	241,467	234,539
Income taxes receivable	1,245	22,266
Investments:
Deposits with savings and loan associations and banks	62,981	59,974
Debt securities	2,300,754	2,107,984
Equity securities	217,820	282,416
Other long-term investments	168,391	179,657
Note receivable from CoreLogic	17,637	18,787

	2,767,583	2,648,818

Loans receivable, net	155,128	161,526
Property and equipment, net	337,853	345,871
Title plants and other indexes	508,479	504,606
Deferred income taxes	96,846	96,846
Goodwill	813,460	812,031
Other intangible assets, net	64,389	70,050
Other assets	196,942	196,527

	$5,784,087	$5,821,826

Liabilities and Equity
Deposits	$1,510,973	$1,482,557
Accounts payable and accrued liabilities	677,284	736,404
Due to CoreLogic, net	52,349	62,370
Deferred revenue	145,160	144,719
Reserve for known and incurred but not reported claims	1,083,946	1,108,238
Notes and contracts payable	286,205	293,817

	3,755,917	3,828,105

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, Authorized-500 shares; Outstanding-none	—	—
Common stock, $0.00001 par value:
Authorized-300,000 shares, Outstanding-105,327 shares and 104,457 shares as of June 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	2,070,666	2,057,098
Retained earnings	76,063	72,074
Accumulated other comprehensive loss	(132,191)	(149,156)

Total stockholders’ equity	2,014,539	1,980,017
Noncontrolling interests	13,631	13,704

Total equity	2,028,170	1,993,721

	$5,784,087	$5,821,826

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Direct premiums and escrow fees	$402,311	$431,574	$765,321	$794,215
Agent premiums	348,441	362,640	748,362	736,632
Information and other	157,377	153,450	306,219	298,118
Investment income	22,094	19,096	42,865	43,972
Net realized investment (losses) gains	(1,903)	6,987	(2,450)	10,632
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on equity securities	—	(1,703)	—	(1,722)
Total OTTI losses on debt securities	(1,124)	(2,018)	(1,248)	(2,690)
Portion of OTTI losses on debt securities recognized in other comprehensive loss	147	(102)	(26)	(808)

	(977)	(3,823)	(1,274)	(5,220)

	927,343	969,924	1,859,043	1,878,349

Expenses
Personnel costs	295,468	300,771	580,631	583,958
Premiums retained by agents	279,812	292,298	599,799	593,866
Other operating expenses	194,758	203,637	383,283	399,946
Provision for policy losses and other claims	77,237	83,004	206,749	153,986
Depreciation and amortization	18,867	20,120	37,966	40,373
Premium taxes	9,913	9,258	18,956	18,522
Interest	2,073	3,841	5,893	6,163

	878,128	912,929	1,833,277	1,796,814

Income before income taxes	49,215	56,995	25,766	81,535
Income taxes	17,068	22,855	8,860	33,666

Net income	32,147	34,140	16,906	47,869
Less: Net (loss) income attributable to noncontrolling interests	(194)	307	(100)	267

Net income attributable to the Company	$32,341	$33,833	$17,006	$47,602

Net income per share attributable to the Company’s stockholders (Note 9):
Basic	$0.31	$0.33	$0.16	$0.46

Diluted	$0.30	$0.32	$0.16	$0.45

Cash dividends per share	$0.06	$0.06	$0.12	$0.06

Weighted-average common shares outstanding (Note 9):
Basic	105,222	104,014	104,953	104,010

Diluted	106,838	106,128	106,802	106,124

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$32,147	$34,140	$16,906	$47,869

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	2,465	(1,168)	2,146	3,130
Unrealized gain on securities for which credit-related portion was recognized in earnings	900	984	1,500	2,747
Foreign currency translation adjustment	2,335	(9,825)	6,654	(6,133)
Pension benefit adjustment	3,514	(18,186)	6,765	(15,257)

Total other comprehensive income (loss), net of tax	9,214	(28,195)	17,065	(15,513)

Comprehensive income	41,361	5,945	33,971	32,356
Less: Comprehensive (loss) income attributable to noncontrolling interests	(175)	187	—	4,366

Comprehensive income attributable to the Company	$41,536	$5,758	$33,971	$27,990

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$16,906	$47,869
Adjustments to reconcile net income to cash used for operating activities:
Provision for policy losses and other claims	206,749	153,986
Depreciation and amortization	37,966	40,373
Share-based compensation	9,044	6,830
Net realized investment losses (gains)	2,450	(10,632)
Net OTTI losses recognized in earnings	1,274	5,220
Equity in earnings of affiliates	(2,818)	(2,649)
Dividends from equity method investments	7,569	1,450
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(233,199)	(222,788)
Net change in income tax accounts	(9,112)	42,873
Increase in accounts and accrued income receivable	(5,376)	(13,073)
Decrease in accounts payable and accrued liabilities	(79,508)	(68,910)
Net change in due to CoreLogic	17,679	(14,875)
Increase (decrease) in deferred revenue	441	(502)
Other, net	2,944	(5,223)

Cash used for operating activities	(26,991)	(40,051)

Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	1,247	(1,106)
Purchase of subsidiary shares from / other decreases in noncontrolling interests	(640)	(3,562)
Sale of subsidiary shares to / other increases in noncontrolling interests	—	26
Net (increase) decrease in deposits with banks	(3,007)	12,118
Net decrease in loans receivable	6,398	598
Purchases of debt and equity securities	(480,428)	(745,275)
Proceeds from sales of debt and equity securities	237,875	446,135
Proceeds from maturities of debt securities	154,763	270,959
Net (increase) decrease in other long-term investments	(335)	11,722
Proceeds from note receivable from CoreLogic	1,150	3,354
Capital expenditures	(28,362)	(31,264)
Proceeds from sale of property and equipment	2,582	6,803

Cash used for investing activities	(108,757)	(29,492)

Cash flows from financing activities:
Net change in deposits	28,416	146,731
Proceeds from issuance of debt	185	207,315
Proceeds from issuance of note payable to The First American Corporation (“TFAC”)	—	29,087
Repayment of debt	(7,997)	(17,733)
Repayment of debt to TFAC	—	(169,572)
Net payments in connection with share-based compensation plans	(1,157)	(477)
Distributions to noncontrolling interests	(248)	(845)
Excess tax benefits from share-based compensation	1,072	987
Cash distribution to TFAC upon separation	—	(130,000)
Cash dividends	(12,574)	—

Cash provided by financing activities	7,697	65,493

Net decrease in cash and cash equivalents	(128,051)	(4,050)
Cash and cash equivalents—Beginning of period	728,746	583,028

Cash and cash equivalents—End of period	$600,695	$578,978

Supplemental information:
Cash paid (received) during the period for:
Interest	$5,774	$8,223
Premium taxes	$26,142	$23,658
Income taxes	$15,951	$(15,547)
Noncash investing and financing activities:
Net noncash contribution from (distribution to) TFAC upon separation	$5,581	$(45,568)
Net noncash capital contribution from TFAC	$—	$2,097

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total
Balance at December 31, 2010	104,457	$1	$2,057,098	$72,074	$(149,156)	$13,704	$1,993,721
Net income (loss) for six months ended June 30, 2011	—	—	—	17,006	—	(100)	16,906
Contribution from TFAC as a result of separation	—	—	5,581	—	—	—	5,581
Dividends on common shares	—	—	—	(12,626)	—	—	(12,626)
Shares issued in connection with share-based compensation plans	870	—	(766)	(391)	—	—	(1,157)
Share-based compensation expense	—	—	9,044	—	—	—	9,044
Purchase of subsidiary shares from /other decreases in noncontrolling interests	—	—	(291)	—	—	(349)	(640)
Sale of subsidiary shares to /other increases in noncontrolling interests	—	—	—	—	—	524	524
Distributions to noncontrolling interests	—	—	—	—	—	(248)	(248)
Other comprehensive income (Note 14)	—	—	—	—	16,965	100	17,065

Balance at June 30, 2011	105,327	$1	$2,070,666	$76,063	$(132,191)	$13,631	$2,028,170

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

•

On the record date for the Distribution, TFAC issued to the Company and its principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation, some of which have subsequently been sold. See Note 17 Transactions with CoreLogic/TFAC to the condensed consolidated financial statements for further discussion of the CoreLogic stock;

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Except for the disclosure requirements, the adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

In July 2010, the FASB issued updated guidance related to credit risk disclosures for finance receivables and the related allowance for credit losses. The updated guidance requires entities to disclose information at disaggregated levels, specifically defined as “portfolio segments” and “classes”. Expanded disclosures include, among other things, roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables (including their aging) as of the end of a reporting period. The updated guidance is effective for interim and annual reporting periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

In December 2010, the FASB issued updated guidance related to disclosure of supplementary pro forma information in connection with business combinations. The updated guidance clarifies the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are presented. The updated guidance also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued updated guidance related to when goodwill impairment testing should include Step 2 for reporting units with zero or negative carrying amounts. The updated guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts requiring those entities to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $4.09 billion and $3.03 billion at June 30, 2011 and December 31, 2010, respectively, of which $1.0 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated balance sheets, in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $3.0 billion and $2.9 billion at June 30, 2011 and December 31, 2010, respectively, and were held or managed by First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not the Company’s assets under generally accepted accounting principles and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

Like-kind exchange funds held by the Company totaled $848.0 million and $609.9 million at June 30, 2011 and December 31, 2010, respectively, of which $352.1 million and $408.8 million, respectively, were held at the Company’s subsidiary, First Security Business Bank (“FSBB”). The like-kind exchange deposits held at FSBB are included in the accompanying condensed consolidated balance sheets in cash and cash equivalents with offsetting liabilities included in deposits. The remaining exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company under generally accepted accounting principles and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in bank deposits with FDIC insured institutions. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Note 3 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated	Other-than- temporary impairments
(in thousands)	cost	gains	losses	fair value	in AOCI
June 30, 2011
U.S. Treasury bonds	$78,380	$2,443	$—	$80,823	$—
Municipal bonds	299,527	7,072	(1,366)	305,233	—
Foreign bonds	196,893	1,728	(155)	198,466	—
Governmental agency bonds	310,872	1,626	(1,204)	311,294	—
Governmental agency mortgage-backed securities	1,140,369	10,573	(905)	1,150,037	—
Non-agency mortgage-backed securities (1)	56,362	326	(12,773)	43,915	28,383
Corporate debt securities	206,264	5,444	(722)	210,986	—

	$2,288,667	$29,212	$(17,125)	$2,300,754	$28,383

December 31, 2010
U.S. Treasury bonds	$96,055	$2,578	$(774)	$97,859	$—
Municipal bonds	280,471	2,925	(5,597)	277,799	—
Foreign bonds	184,956	1,416	(430)	185,942	—
Governmental agency bonds	241,844	1,314	(2,997)	240,161	—
Governmental agency mortgage-backed securities	1,039,266	7,560	(1,329)	1,045,497	—
Non-agency mortgage-backed securities (1)	63,773	277	(16,516)	47,534	28,409
Corporate debt securities	209,476	5,216	(1,500)	213,192	—

	$2,115,841	$21,286	$(29,143)	$2,107,984	$28,409

(1)	At June 30, 2011, the $56.4 million amortized cost is net of $1.3 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the six months ended June 30, 2011. At December 31, 2010, the $63.8 million amortized cost is net of $6.3 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2010. At June 30, 2011, the $12.8 million gross unrealized losses include $8.0 million of unrealized losses for securities determined to be other-than-temporarily impaired and $4.8 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. At December 31, 2010, the $16.5 million gross unrealized losses include $10.4 million of unrealized losses for securities determined to be other-than-temporarily impaired and $6.1 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. The $28.4 million other-than-temporary impairments recorded in accumulated other comprehensive income (“AOCI”) as of June 30, 2011 and December 31, 2010, represent the amount of other-than-temporary impairment losses recognized in AOCI which, starting January 1, 2009, were not included in earnings due to the fact that the losses were not considered to be credit related. Other-than-temporary impairments were recognized in AOCI for non-agency mortgage-backed securities only.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Cost	Gross unrealized		Estimated fair value
		gains	losses
June 30, 2011
Preferred stocks	$7,183	$919	$—	$8,102
Common stocks (1)	222,042	5,999	(18,323)	209,718

	$229,225	$6,918	$(18,323)	$217,820

December 31, 2010
Preferred stocks	$10,442	$1,150	$(18)	$11,574
Common stocks (1)	269,512	4,458	(3,128)	270,842

	$279,954	$5,608	$(3,146)	$282,416

(1)	CoreLogic common stock with a cost basis of $167.6 million and $242.6 million at June 30, 2011 and December 31, 2010, respectively, and an estimated fair value of $149.3 million and $239.5 million, respectively, is included in common stocks. See Note 17 Transactions with CoreLogic/TFAC to the condensed consolidated financial statements for additional discussion of the CoreLogic common stock.

The Company had the following net unrealized gains (losses) as of June 30, 2011 and December 31, 2010:

(in thousands)	As of June 30, 2011	As of December 31, 2010
Debt securities for which an OTTI has been recognized	$(7,675)	$(10,175)
Debt securities—all other	19,762	2,318
Equity securities	(11,405)	2,462

	$682	$(5,395)

Sales of debt and equity securities resulted in realized gains of $5.2 million and $4.5 million and realized losses of $0.4 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively. Sales of debt and equity securities resulted in realized gains of $5.9 million and $8.1 million and realized losses of $1.1 million and $0.9 million for the six months ended June 30, 2011 and 2010, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The Company had the following gross unrealized losses as of June 30, 2011 and December 31, 2010:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2011
Debt securities:
Municipal bonds	$70,609	$(1,366)	$—	$—	$70,609	$(1,366)
Foreign bonds	46,060	(152)	7,042	(3)	53,102	(155)
Governmental agency bonds	106,091	(1,203)	4,699	(1)	110,790	(1,204)
Governmental agency mortgage-backed securities	213,515	(647)	60,023	(258)	273,538	(905)
Non-agency mortgage-backed securities	—	—	42,208	(12,773)	42,208	(12,773)
Corporate debt securities	44,873	(719)	182	(3)	45,055	(722)

Total debt securities	481,148	(4,087)	114,154	(13,038)	595,302	(17,125)
Equity securities	159,942	(18,322)	12	(1)	159,954	(18,323)

Total	$641,090	$(22,409)	$114,166	$(13,039)	$755,256	$(35,448)

December 31, 2010
Debt securities:
U.S. Treasury bonds	$13,555	$(774)	$—	$—	$13,555	$(774)
Municipal bonds	149,921	(5,597)	—	—	149,921	(5,597)
Foreign bonds	76,106	(399)	13,587	(31)	89,693	(430)
Governmental agency bonds	160,240	(2,991)	4,994	(6)	165,234	(2,997)
Governmental agency mortgage-backed securities	177,417	(1,126)	74,848	(203)	252,265	(1,329)
Non-agency mortgage-backed securities	—	—	45,301	(16,516)	45,301	(16,516)
Corporate debt securities	72,481	(1,497)	422	(3)	72,903	(1,500)

Total debt securities	649,720	(12,384)	139,152	(16,759)	788,872	(29,143)
Equity securities	247,673	(3,128)	220	(18)	247,893	(3,146)

Total	$897,393	$(15,512)	$139,372	$(16,777)	$1,036,765	$(32,289)

Substantially all securities in the Company’s non-agency mortgage-backed portfolio are senior tranches and were investment grade at the time of purchase, however many have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on Standard & Poor’s Ratings Group (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected. All amounts and ratings are as of June 30, 2011.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	A-Ratings or Higher	BBB+ to BBB- Ratings	Non-Investment Grade/ Not Rated
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$6,369	$4,935	0.0%	0.0%	100.0%
2006	7	27,128	18,801	0.0%	0.0%	100.0%
2005	2	4,795	4,465	0.0%	0.0%	100.0%
2003	1	246	234	100.0%	0.0%	0.0%
Alt-A single family residential:
2007	2	17,824	15,480	0.0%	0.0%	100.0%

	13	$56,362	$43,915	0.4%	0.0%	99.6%

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

As of June 30, 2011, none of the non-agency mortgage-backed securities were on negative credit watch by S&P or Moody’s.

The amortized cost and estimated fair value of debt securities at June 30, 2011, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$36,453	$40,667	$1,260	$—	$78,380
Estimated fair value	$36,801	$42,569	$1,453	$—	$80,823
Municipal bonds
Amortized cost	$1,621	$72,731	$117,029	$108,146	$299,527
Estimated fair value	$1,643	$75,038	$120,502	$108,050	$305,233
Foreign bonds
Amortized cost	$62,948	$131,924	$2,021	$—	$196,893
Estimated fair value	$63,095	$133,327	$2,044	$—	$198,466
Governmental agency bonds
Amortized cost	$9,537	$177,788	$91,677	$31,870	$310,872
Estimated fair value	$9,656	$178,668	$90,968	$32,002	$311,294
Corporate debt securities
Amortized cost	$10,728	$100,265	$81,417	$13,854	$206,264
Estimated fair value	$10,933	$102,267	$83,622	$14,164	$210,986

Total debt securities excluding mortgage-backed securities
Amortized cost	$121,287	$523,375	$293,404	$153,870	$1,091,936
Estimated fair value	$122,128	$531,869	$298,589	$154,216	$1,106,802

Total mortgage-backed securities
Amortized cost					$1,196,731
Estimated fair value					$1,193,952
Total debt securities
Amortized cost					$2,288,667
Estimated fair value					$2,300,754

Other-than-temporary impairment—debt securities

Although the capital and credit markets have to some extent recovered, there continues to be volatility and disruption concerning certain vintages of non-agency mortgage-backed securities. The primary factors negatively impacting certain vintages of non-agency mortgage-backed securities include stringent borrowing guidelines that result in the inability of borrowers to refinance, high unemployment, continued declines in real estate values, uncertainty regarding the timing and effectiveness of governmental solutions and a general slowdown in economic activity. As of June 30, 2011, gross unrealized losses on non-agency mortgage-backed securities for which an other-than-temporary impairment has not been recognized were $4.8 million (which represents 6 securities), all of which have been in an unrealized loss position for longer than 12 months. The Company determines if a non-agency mortgage-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed securities in its portfolio that are in an unrealized loss position. The methodology and key assumptions used in estimating the present value of cash flows expected to be collected are described below. For the securities that were determined not to be other-than-temporarily impaired at June 30, 2011, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of June 30, 2011, the Company does not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

The table below summarizes the primary assumptions used at June 30, 2011 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	4.8%	3.8% – 6.3%
Default rates	4.9%	0.1% – 11.2%
Loss severity	38.6%	0.1% – 60.9%

As a result of the Company’s security-level review, it recognized other-than-temporary impairments considered to be credit related on its non-agency mortgage-backed securities of $1.0 million and $1.3 million in earnings for the three and six months ended June 30, 2011.

It is possible that the Company could recognize additional other-than-temporary impairment losses on some securities it owns at June 30, 2011 if future events or information cause it to determine that a decline in value is other-than-temporary.

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Credit loss on debt securities held at beginning of period	$25,405	$20,185	$25,108	$18,807
Addition for credit loss for which an other-than-temporary impairment was previously recognized	977	2,113	1,274	3,468
Addition for credit loss for which an other-than-temporary impairment was not previously recognized	—	7	—	30

Credit loss on debt securities held as of June 30	$26,382	$22,305	$26,382	$22,305

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

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as what evidence, if any, exists to support that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company did not record material other-than-temporary impairments related to its equity securities for the three or six months ended June 30, 2011 or 2010.

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

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value as of June 30, 2011	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$80,823	$—	$80,823	$—
Municipal bonds	305,233	—	305,233	—
Foreign bonds	198,466	—	198,466	—
Governmental agency bonds	311,294	—	311,294	—
Governmental agency mortgage-backed securities	1,150,037	—	1,150,037	—
Non-agency mortgage-backed securities	43,915	—	—	43,915
Corporate debt securities	210,986	—	210,986	—

	2,300,754	—	2,256,839	43,915

Equity securities:
Preferred stocks	8,102	8,102	—	—
Common stocks	209,718	209,718	—	—

	217,820	217,820	—	—

	$2,518,574	$217,820	$2,256,839	$43,915

(in thousands)	Estimated fair value as of December 31, 2010	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$97,859	$—	$97,859	$—
Municipal bonds	277,799	—	277,799	—
Foreign bonds	185,942	—	185,942	—
Governmental agency bonds	240,161	—	240,161	—
Governmental agency mortgage-backed securities	1,045,497	—	1,045,497	—
Non-agency mortgage-backed securities	47,534	—	—	47,534
Corporate debt securities	213,192	—	213,192	—

	2,107,984	—	2,060,450	47,534

Equity securities:
Preferred stocks	11,574	11,574	—	—
Common stocks	270,842	270,842	—	—

	282,416	282,416	—	—

	$2,390,400	$282,416	$2,060,450	$47,534

The Company did not have any transfers in and out of Level 1 and Level 2 measurements during the six months ended June 30, 2011 and 2010. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The following table presents a summary of the changes in fair value of the Company’s non-agency mortgage-backed securities, which are considered Level 3 available-for-sale investments, for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Fair value at beginning of period	$46,370	$57,423	$47,534	$59,201
Total gains/(losses) (realized and unrealized):
Included in earnings:
Net other-than-temporary impairment losses recognized in earnings	(977)	(2,120)	(1,274)	(3,498)
Included in other comprehensive loss	1,207	5,879	3,792	9,748
Settlements	(2,685)	(10,784)	(6,137)	(15,053)
Sales	—	—	—	—
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Fair value as of June 30	$43,915	$50,398	$43,915	$50,398

Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$(977)	$(2,120)	$(1,274)	$(3,498)

The Company did not purchase any non-agency mortgage-backed securities during the three and six months ended June 30, 2011 and 2010. Also, the Company did not have a material amount of gains or losses on sales of non-agency mortgage-backed securities for the three and six months ended June 30, 2011 and 2010.

Note 4 – Financing Receivables

Financing receivables are summarized as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Loans receivable, net:
Real estate–mortgage
Multi-family residential	$12,946	$12,203
Commercial	145,664	152,280
Other	1,172	1,120

	159,782	165,603
Allowance for loan losses	(3,871)	(3,271)
Participations sold	(904)	(977)
Deferred loan fees, net	121	171

Loans receivable, net	155,128	161,526

Other long-term investments:
Notes receivable—secured	17,186	15,795
Notes receivable—unsecured	5,476	10,463
Loss reserve	(4,329)	(5,095)

Notes receivable, net	18,333	21,163

Note receivable from CoreLogic	17,637	18,787

Total financing receivables, net	$191,098	$201,476

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Aging analysis of loans receivable at June 30, 2011, is as follows:

	Total Loans Receivable	Current	30-59 days past due	60-89 days past due	90 days or more past due	Nonaccrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$12,946	$12,946	$—	$—	$—	$—
Commercial	145,664	141,962	1,973	173	—	1,556
Other	1,172	1,172	—	—	—	—

	$159,782	$156,080	$1,973	$173	$—	$1,556

Aging analysis of loans receivable at December 31, 2010, is as follows:

	Total Loans Receivable	Current	30-59 days past due	60-89 days past due	90 days or more past due	Nonaccrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$12,203	$12,203	$—	$—	$—	$—
Commercial	152,280	147,441	2,222	176	—	2,441
Other	1,120	1,120	—	—	—	—

	$165,603	$160,764	$2,222	$176	$—	$2,441

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

Note 5 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill by operating segment, for the six months ended June 30, 2011, is as follows:

(in thousands)	Title Insurance	Specialty Insurance	Total
Balance as of December 31, 2010	$765,266	$46,765	$812,031
Net adjustments	1,429	—	1,429

Balance as of June 30, 2011	$766,695	$46,765	$813,460

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

In accordance with accounting guidance and consistent with prior years, the Company’s policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. An impairment analysis has not been performed during the six months ended June 30, 2011 as no triggering events requiring such an analysis occurred.

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	June 30, 2011	December 31, 2010
Finite-lived intangible assets:
Customer lists	$71,650	$72,854
Covenants not to compete	32,109	30,811
Trademarks	9,193	10,304
Patents	2,840	2,840

	115,792	116,809
Accumulated amortization	(68,241)	(63,597)

	47,551	53,212
Indefinite-lived intangible assets:
Licenses	16,838	16,838

	$64,389	$70,050

Amortization expense for finite-lived intangible assets was $3.4 million and $7.0 million for the three and six months ended June 30, 2011, and $3.5 million and $7.2 million for the three and six months ended June 30, 2010, respectively.

Estimated amortization expense for finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
Remainder of 2011	$6,296
2012	$11,228
2013	$10,284
2014	$6,084
2015	$3,477
2016	$2,225

Note 7 – Loss Reserves

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims (“IBNR”) and non-title claims, follows:

(in thousands, except percentages)	June 30, 2011		December 31, 2010
Known title claims	$174,128	16.0%	$192,268	17.4%
IBNR	870,144	80.3%	875,627	79.0%

Total title claims	1,044,272	96.3%	1,067,895	96.4%
Non-title claims	39,674	3.7%	40,343	3.6%

Total loss reserves	$1,083,946	100.0%	$1,108,238	100.0%

The provision for title insurance losses was $40.3 million, or 5.9% of title premiums and escrow fees, and $136.6 million, or 9.9% of title premiums and escrow fees, for the three and six months ended June 30, 2011, respectively. The current quarter rate of 5.9% reflects an ultimate loss rate of 6.0% for the current policy year, and minor net favorable development for prior policy years. The current six month period rate of 9.9% reflects a $45.3 million reserve strengthening adjustment recorded in the first quarter of 2011 related to a guaranteed valuation product offered in Canada that experienced a meaningful increase in claims activity during the first quarter of 2011. The Company also recorded a charge of $14.6 million in the first quarter of 2011, which reflected adverse development for certain prior policy years, primarily policy year 2007.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Note 8 – Income Taxes

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 34.7% and 34.4% for the three and six months ended June 30, 2011, and 40.1% and 41.3% for the same periods of the prior year. The differences between the U.S. federal statutory rate of 35% and the effective rates were primarily attributable to losses in foreign jurisdictions for which no tax benefit was provided, the change from income before income taxes in 2010 to a loss before income taxes in the first quarter of 2011, the release of the valuation allowance on Australian net operating loss carryforwards in the second quarter of 2011, and the mix of taxable and non taxable income for state tax purposes.

In connection with the Separation, the Company and TFAC entered into a Tax Sharing Agreement, dated June 1, 2010 (the “Tax Sharing Agreement”), which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. Pursuant to the Tax Sharing Agreement, CoreLogic will prepare and file the consolidated federal income tax return, and any other tax returns that include both CoreLogic and the Company for all taxable periods ending on or prior to June 1, 2010. The Company will prepare and file all tax returns that include solely the Company for all taxable periods ending after that date. As part of the Tax Sharing Agreement, the Company is contingently responsible for 50% of certain Separation-related tax liabilities. At June 30, 2011 and December 31, 2010 the Company had a payable to CoreLogic of $2.3 million related to these matters which is included in due to CoreLogic, net on the Company’s condensed consolidated balance sheets.

At June 30, 2011 and December 31, 2010, the Company had a net payable to CoreLogic of $52.3 million and $61.5 million, respectively, related to tax matters prior to the Separation. This amount is included in the Company’s condensed consolidated balance sheet in due to CoreLogic, net. During the first quarter of 2011, the Company recorded a $5.6 million increase to stockholders’ equity related to the Separation as a result of revising the estimate of the Company’s tax liability to be included in CoreLogic’s consolidated tax return for 2010.

The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The Company continues to monitor the realizability of recognized losses, impairment losses, and unrecognized losses recorded through June 30, 2011. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations, among other factors.

During the current quarter, the Company reviewed its valuation allowance with respect to certain Australian net operating loss carryforwards and determined that, based upon an evaluation of new evidence in the quarter, the release of that valuation allowance was appropriate. The impact of releasing that valuation allowance was a $4.2 million reduction in the Company’s income tax expense for the current quarter.

As of June 30, 2011, the liability for income taxes associated with uncertain tax positions was $11.4 million. This liability can be reduced by $1.5 million of offsetting tax benefits associated with the correlative effects of potential adjustments including state income taxes and timing adjustments. The net amount of $9.9 million, if recognized, would favorably affect the Company’s effective tax rate. At December 31, 2010, the liability for income taxes associated with uncertain tax positions was $11.1 million.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of June 30, 2011 and December 31, 2010, the Company had accrued $2.6 million and $2.4 million, respectively, of interest and penalties (net of tax benefits) related to uncertain tax positions.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits or the expiration of federal and state statute of limitations for the assessment of taxes.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Oregon, Michigan, Texas, Canada, and the United Kingdom. The Company is no longer subject to U.S. federal, state, and non-U.S. income tax examinations by taxing authorities for years prior to 2005.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Note 9 – Earnings Per Share

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Numerator for basic and diluted net income per share attributable to the Company’s stockholders:
Net income attributable to the Company	$32,341	$33,833	$17,006	$47,602

Denominator for basic net income per share attributable to the Company’s stockholders:
Weighted-average common shares outstanding	105,222	104,014	104,953	104,010
Effect of dilutive securities:
Employee stock options and restricted stock units	1,616	2,114	1,849	2,114

Denominator for diluted net income per share attributable to the Company’s stockholders	106,838	106,128	106,802	106,124

Net income per share attributable to the Company’s stockholders:
Basic	$0.31	$0.33	$0.16	$0.46

Diluted	$0.30	$0.32	$0.16	$0.45

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

For the three and six months ended June 30, 2011, 1.4 million and 1.0 million, respectively, of stock options and RSUs were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three and six months ended June 30, 2010, 1.7 million stock options and RSUs were excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

Prior to the Separation, the Company’s employees participated in TFAC’s benefit plans, including a 401(k) savings plan, a defined benefit pension plan, supplemental benefit plans and a deferred compensation plan. The Company recorded the expense associated with its employees that participated in TFAC’s benefit plans.

Net periodic cost related to (i) the Company’s employees’ participation in TFAC’s defined benefit pension and supplemental benefit plans prior to the Separation and (ii) the Company’s defined benefit pension and supplemental benefit plans during the three and six months ended June 30, 2011 and 2010 includes the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Expense:
Service cost	$556	$983	$1,113	$1,979
Interest cost	7,491	7,680	15,069	14,759
Expected return on plan assets	(3,849)	(2,979)	(7,694)	(5,822)
Amortization of prior service credit	(1,096)	(261)	(2,192)	(523)
Amortization of net loss	6,952	5,406	13,466	10,409

	$10,054	$10,829	$19,762	$20,802

The Company contributed $16.2 million to the defined benefit pension and supplemental benefit plans during the six months ended June 30, 2011, and expects to contribute an additional $20.8 million during the remainder of 2011. These contributions include both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

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

The fair value of the note receivable from CoreLogic is estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to third party borrowers of similar credit quality.

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

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2011 and December 31, 2010 are presented in the following table.

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$600,695	$600,695	$728,746	$728,746
Accounts and accrued income receivable, net	$241,467	$241,467	$234,539	$234,539
Loans receivable, net	$155,128	$156,132	$161,526	$166,904
Investments:
Deposits with savings and loan associations and banks	$62,981	$62,981	$59,974	$59,974
Debt securities	$2,300,754	$2,300,754	$2,107,984	$2,107,984
Equity securities	$217,820	$217,820	$282,416	$282,416
Other long-term investments	$168,391	$168,391	$179,657	$179,657
Note receivable from CoreLogic	$17,637	$17,856	$18,787	$18,708
Financial Liabilities:
Deposits	$1,510,973	$1,511,684	$1,482,557	$1,483,317
Accounts payable and accrued liabilities	$677,284	$677,284	$736,404	$736,404
Due to CoreLogic, net	$52,349	$52,349	$62,370	$62,370
Notes and contracts payable	$286,205	$288,507	$293,817	$295,465

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

The following table presents the share-based compensation expense associated with (i) the Company’s employees that participated in TFAC’s share-based compensation plans prior to the Separation and (ii) the Company’s share-based compensation plans for the three and six months ended June 30, 2011 and 2010:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Stock options	$—	$83	$9	$135
Restricted stock units	3,912	2,724	8,615	6,384
Employee stock purchase plan	192	117	422	311

	$4,104	$2,924	$9,046	$6,830

The following table summarizes RSU activity for the six months ended June 30, 2011:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2010	3,686	$12.18
Granted during 2011	739	$16.57
Vested during 2011	(732)	$13.97
Forfeited during 2011	(495)	$11.60

RSUs unvested at June 30, 2011	3,198	$12.88

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The following table summarizes stock option activity for the six months ended June 30, 2011:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2010	2,867	$14.67
Exercised during 2011	(111)	$12.35
Forfeited during 2011	(44)	$18.09

Balance at June 30, 2011	2,712	$14.71	3.0	$6,027

Vested at June 30, 2011	2,712	$14.71	3.0	$6,027

Exercisable at June 30, 2011	2,712	$14.71	3.0	$6,027

All stock options issued under the Company’s plans are vested and no share-based compensation expense related to such stock options remains to be recognized.

Note 13 – Stockholders’ Equity

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. As of June 30, 2011, no common stock had been repurchased by the Company under the plan.

Note 14 – Other Comprehensive Income (Loss)

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Components of other comprehensive income (loss) for the three months ended June 30, 2011 are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at March 31, 2011	$(2,956)	$15,279	$(153,552)	$(141,229)
Pretax change	4,109	2,335	5,856	12,300
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	1,500	—	—	1,500
Tax effect	(2,244)	—	(2,342)	(4,586)

Balance at June 30, 2011	$409	$17,614	$(150,038)	$(132,015)

Allocated to the Company	$367	$17,480	$(150,038)	$(132,191)
Allocated to noncontrolling interests	42	134	—	176

Balance at June 30, 2011	$409	$17,614	$(150,038)	$(132,015)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Components of other comprehensive income (loss) for the six months ended June 30, 2011 are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2010	$(3,237)	$10,960	$(156,803)	$(149,080)
Pretax change	3,577	6,654	11,274	21,505
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	2,500	—	—	2,500
Tax effect	(2,431)	—	(4,509)	(6,940)

Balance at June 30, 2011	$409	$17,614	$(150,038)	$(132,015)

Allocated to the Company	$367	$17,480	$(150,038)	$(132,191)
Allocated to noncontrolling interests	42	134	—	176

Balance at June 30, 2011	$409	$17,614	$(150,038)	$(132,015)

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

•	Edwards v. First American Financial Corporation, filed on June 12, 2007 and pending in the United States District Court for the Central District of California,

•	Galiano v. First American Title Insurance Company, et al., filed on February 8, 2008 and pending in the United States District Court for the Eastern District of New York, and

•	Zaldana v. First American Financial Corporation, et al., filed on July 15, 2008 and pending in the United States District Court for the Northern District of California.

All of these lawsuits are putative class actions for which a class has not been certified, except in Edwards in which a narrow class has been certified. The United States Supreme Court is reviewing whether the Edwards plaintiff has the legal right to sue. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss.

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

All of these lawsuits are putative class actions for which a class has not been certified. Consequently, for the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

•	engaged in the unauthorized practice of law, including

•	Gale v. First American Title Insurance Company, et al., filed on October 16, 2006 and pending in the United States District Court for the District of Connecticut and

•	Katin v. First American Signature Services, Inc., et al., filed on May 9, 2007 and pending in the United States District Court for the District of Massachusetts.

Gale and Katin are putative class actions. A class has been certified in Gale, however an appeal to a higher court is pending. Consequently, for the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

All of these lawsuits are putative class actions for which a class has not been certified. Consequently, for the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

While some of the lawsuits described above may be material to the Company’s operating results in any particular period if an unfavorable outcome results, the Company does not believe that any of these lawsuits will have a material adverse effect on the Company’s overall financial condition.

Additionally, on March 5, 2010, Bank of America, N.A. filed a complaint in the North Carolina General Court of Justice, Superior Court Division against United General Title Insurance Company and First American Title Insurance Company. The plaintiff alleges that the defendants failed to pay or failed to timely respond to certain claims made on title insurance policies issued in connection with home equity loans or lines of credit that are now in default. In the complaint, the plaintiff alleges that it sustained more than $235 million in losses with respect to denied claims and more than $300 million in losses with respect to claims with untimely responses. According to the complaint, these title insurance policies, which did not require a title search, were intended to protect against the risks of certain defects in the title to real property, including undisclosed intervening liens, vesting problems and legal description errors, that would have been discovered if a full title search had been conducted. As indicated in the complaint, Fiserv Solutions, Inc. (“Fiserv”), as agent for the defendants, was authorized to issue certificates evidencing that a given loan was insured. The complaint also indicates that plaintiff was required to satisfy certain criteria before title would be insured. This involved (a) reviewing borrower statements to the lender when applying for the loan, (b) reviewing the borrower’s credit report and (c) addressing secured mortgages appearing on the credit report which did not appear on the borrower’s loan application. The plaintiff alleges that the failure to pay or timely respond to the subject claims was done in bad faith and constitutes a breach of the title insurance policies issued to the plaintiff. The plaintiff is seeking monetary damages, punitive damages where permitted, treble damages where permitted, attorneys fees and costs where permitted, declaratory judgment and pre-judgment and post-judgment interest.

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

In June and July 2011, the Company, Bank of America and Fiserv concluded the first two stages of a three stage non-binding mediation process. This process is expected to conclude at the end of August 2011.

As indicated above, this lawsuit pertains to claims on title insurance policies issued by the defendants. The Company provides for title insurance losses through a known claims reserve and an incurred but not reported (“IBNR”) claims reserve (for a discussion of the Company’s reserve for known and IBNR claims, see Note 7 Loss Reserves to the condensed consolidated financial statements). A small portion of the known claims reserve is attributable to certain of the claims that are the subject of this lawsuit and a small portion of the IBNR claims reserve is attributable to the title insurance products that are the subject of the lawsuit and similar products issued to others. The Company has not established a reserve in connection with this lawsuit other than through its routine process of reserving for title insurance claims. The ultimate outcome of this lawsuit is subject to a number of uncertainties, including (a) the amount of responsibility that a court may apportion to Fiserv, (b) whether a court determines that the defendants are entitled to certain documents requested as part of the claims submission process, (c) the contents of those documents, (d) whether a court interprets the measure of loss and other provisions of the title insurance policies and other agreements that are the subject of the lawsuit in a manner consistent with the Company’s understanding and (e) the outcome of the mediation process. As a result of this uncertainty, it is currently not possible to estimate whether the loss or range of loss is greater than the amount of the known claims reserve and the IBNR claims reserve attributable to the claims that are the subject of this lawsuit. If this uncertainty is resolved in a manner that is unfavorable to the Company, the ultimate resolution of this lawsuit could have a material adverse effect on the Company’s financial condition, results of operations, cash flows or liquidity.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, real estate settlement service customer acquisition and retention practices and agency relationships. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Note 16 – Segment Information

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar products and services internationally. This segment also provides escrow and closing services, accommodates tax-deferred exchanges of real estate, maintains, manages and provides access to title plant records and images and provides banking, trust and investment advisory services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance and other insurance and guarantee products, as well as related settlement services, either directly or through joint ventures in foreign countries, including Canada, the United Kingdom and various other established and emerging markets.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Selected financial information by reporting segment is as follows:

For the three months ended June 30, 2011:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$857,321	$56,878	$16,952	$15,362
Specialty Insurance	71,646	10,224	1,077	390
Corporate	(541)	(17,887)	838	5
Eliminations	(1,083)	—	—	—

	$927,343	$49,215	$18,867	$15,757

For the three months ended June 30, 2010:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$901,622	$60,919	$18,264	$17,055
Specialty Insurance	70,932	10,614	1,442	922
Corporate	(2,270)	(14,538)	414	—
Eliminations	(360)	—	—	—

	$969,924	$56,995	$20,120	$17,977

For the six months ended June 30, 2011:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,718,759	$38,314	$34,119	$27,532
Specialty Insurance	140,477	22,452	2,093	801
Corporate	1,524	(35,385)	1,754	29
Eliminations	(1,717)	385	—	—

	$1,859,043	$25,766	$37,966	$28,362

For the six months ended June 30, 2010:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,739,242	$88,159	$36,167	$29,260
Specialty Insurance	139,708	20,141	3,145	1,944
Corporate	(241)	(26,765)	1,061	60
Eliminations	(360)	—	—	—

	$1,878,349	$81,535	$40,373	$31,264

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

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Transactions with TFAC prior to the Separation

Prior to the Separation, the Company was allocated corporate income and overhead expenses from TFAC for corporate-related functions based on an allocation methodology that considered the number of the Company’s domestic headcount, the Company’s total assets and total revenues or a combination of those drivers. General corporate overhead expense allocations include executive management, tax, accounting and auditing, legal and treasury services, payroll, human resources and certain employee benefits and marketing and communications. The Company was allocated general net corporate expenses from TFAC of $10.0 million and $23.3 million for the three and six months ended June 30, 2010, which are included within the investment income, net realized investment gains, personnel costs, other operating expenses, depreciation and amortization and interest expense line items in the accompanying condensed consolidated statements of income.

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

Transactions with CoreLogic following the Separation

In connection with the Separation, the Company and TFAC entered into various transition services agreements with effective dates of June 1, 2010. The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit. Except for the information technology services agreements, the transition services agreements are short-term in nature. The Company incurred the net amounts of $1.4 million and $3.1 million for the three and six months ended June 30, 2011, respectively, and $1.0 million for the month ended June 30, 2010, under these agreements which are included in other operating expenses in the condensed consolidated statement of income. No amounts were reflected in the condensed consolidated statements of income prior to June 1, 2010, as the transition services agreements were not effective prior to the Separation.

Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, each of the Company and CoreLogic agreed to assume and be responsible for 50% of certain of TFAC’s contingent and other corporate liabilities. All external costs and expenses associated with the management of these contingent and other corporate liabilities are to be shared equally. These contingent and other corporate liabilities primarily relate to consolidated securities litigation and any actions with respect to the Separation brought by any third party. Contingent and other corporate liabilities that are related to only TFAC’s information solutions or financial services businesses are generally fully allocated to CoreLogic or the Company, respectively. At June 30, 2011 and December 31, 2010, no accruals were considered necessary for such liabilities.

In connection with the Separation, TFAC issued to the Company and FATICO a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation. Under the terms of the Separation and Distribution Agreement, if the Company chooses to dispose of 1% or more of CoreLogic’s outstanding common stock at a given date, the Company must first provide CoreLogic with the option to purchase the shares. The Company has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising as a result of holding the shares for a longer period. The CoreLogic common stock is classified as available-for-sale and carried at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive loss. In April 2011, FATICO sold 4.0 million shares of CoreLogic common stock for an

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

aggregate cash price of $75.8 million and recorded a gain of $0.8 million related to the sale. At June 30, 2011 and December 31, 2010, the cost basis of the CoreLogic common stock was $167.6 million and $242.6 million, respectively, with an estimated fair value of $149.3 million and $239.5 million, respectively. The CoreLogic common stock is included in equity securities in the condensed consolidated balance sheet.

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

At June 30, 2011 and December 31, 2010, the Company’s federal savings bank subsidiary, First American Trust, FSB, held $10.1 million and $11.9 million, respectively, of interest and non-interest bearing deposits owned by CoreLogic. These deposits are included in deposits in the condensed consolidated balance sheets. Interest expense on the deposits was immaterial for all periods presented.

Prior to the Separation, the Company owned three office buildings that were leased to the information solutions businesses of TFAC under the terms of formal lease agreements. In connection with the Separation, the Company distributed one of the office buildings to CoreLogic, and currently owns two office buildings that are leased to CoreLogic under the terms of formal lease agreements. Rental income associated with these properties totaled $1.1 million and $2.2 million for the three and six months ended June 30, 2011, respectively, and $1.9 million and $4.0 million for the three and six months ended June 30, 2010, respectively.

The Company and CoreLogic are also parties to certain ordinary course commercial agreements and transactions. The expenses associated with these transactions, which primarily relate to purchases of data and other settlement services, totaled $4.2 million and $8.1 million for the three and six months ended June 30, 2011, respectively, and $5.2 million and $12.9 million for the three and six months ended June 30, 2010, respectively, and are included in other operating expenses in the Company’s condensed consolidated statements of income. The Company also sells data and provides other settlement services to CoreLogic through ordinary course commercial agreements and transactions resulting in revenues totaling $1.2 million and $3.7 million for the three and six months ended June 30, 2011, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2010, respectively, which are included in direct premiums and escrow fees and information and other in the Company’s condensed consolidated statements of income.

Prior to the Separation, certain transactions with TFAC were settled in cash and the remaining transactions were settled by non-cash capital contributions between the Company and TFAC, which resulted in net non-cash contributions from TFAC to the Company of $2.1 million for the six months ended June 30, 2010. Following the Separation, all transactions with CoreLogic are settled, on a net basis, in cash.

Note 18 – Pending Accounting Pronouncements

In June 2011, the FASB issued updated guidance that is intended to increase the prominence of other comprehensive income in financial statements. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, and requires consecutive presentation of the statement of net income and other comprehensive income. In addition, the option to present reclassification adjustments in the notes to financial statements has been eliminated. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Except for the disclosure requirements, management does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued updated guidance that is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for interim and annual periods beginning after December 15, 2011. Management is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

In October 2010, the FASB issued updated guidance related to accounting for costs associated with acquiring or renewing insurance contracts. The updated guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under the updated guidance only costs based on successful efforts (that is, acquiring a new or renewal contract) including direct-response advertising costs are eligible for capitalization. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Management does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those policies used in the preparation of First American Financial Corporation’s (the “Company’s”) financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Except for the disclosure requirements, the adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

In July 2010, the FASB issued updated guidance related to credit risk disclosures for finance receivables and the related allowance for credit losses. The updated guidance requires entities to disclose information at disaggregated levels, specifically defined as “portfolio segments” and “classes”. Expanded disclosures include, among other things, roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables (including their aging) as of the end of a reporting period. The updated guidance is effective for interim and annual reporting periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued updated guidance related to disclosure of supplementary pro forma information in connection with business combinations. The updated guidance clarifies the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are presented. The updated guidance also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

In December 2010, the FASB issued updated guidance related to when goodwill impairment testing should include Step 2 for reporting units with zero or negative carrying amounts. The updated guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts requiring those entities to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

Pending Accounting Pronouncements:

In June 2011, the FASB issued updated guidance that is intended to increase the prominence of other comprehensive income in financial statements. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, and requires consecutive presentation of the statement of net income and other comprehensive income. In addition, the option to present reclassification adjustments in the notes to financial statements has been eliminated. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Except for the disclosure requirements, management does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued updated guidance that is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for interim and annual periods beginning after December 15, 2011. Management is currently evaluating the impact of this guidance on the Company’s condensed consolidated financial statements.

In October 2010, the FASB issued updated guidance related to accounting for costs associated with acquiring or renewing insurance contracts. The updated guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under the updated guidance only costs based on successful efforts (that is, acquiring a new or renewal contract) including direct-response advertising costs are eligible for capitalization. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Management does not expect the adoption of this guidance to have a material impact on the Company’s condensed consolidated financial statements.

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

•

On the record date for the Distribution, TFAC issued to the Company and its principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation, some of which have subsequently been sold; and

•

The Company effectively assumed $200.0 million of the outstanding liability for indebtedness under TFAC’s senior secured credit facility through the Company’s borrowing and transferring to CoreLogic of $200.0 million under the Company’s credit facility in connection with the Separation.

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

Results of Operations

Summary of Second Quarter

A substantial portion of the revenues for the Company’s title insurance and services segment result from the sale, refinancings and foreclosures of residential and commercial real estate. In the specialty insurance segment, revenues associated with the initial year of coverage in both the home warranty and property and casualty operations are impacted by volatility in real estate transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.

Residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 21.0% in the second quarter of 2011 when compared with the second quarter of 2010, according to the Mortgage Bankers Association’s July 20, 2011 Mortgage Finance Forecast (the “MBA Forecast”). According to the MBA Forecast, the dollar amount of purchase originations decreased 29.3% and refinance originations decreased 15.5% in the second quarter of 2011 when compared with the second quarter of 2010.

Despite the low interest rate environment, which has had a favorable effect on many of the Company’s businesses, mortgage credit remains generally tight, which together with the uncertainty in general economic conditions, continues to impact the demand for most of the Company’s products and services. These conditions have also had an impact on, and continue to impact, the performance and financial condition of some of the Company’s customers; should these parties continue to encounter significant issues, those issues may lead to negative impacts on the Company’s revenue, claims, earnings and liquidity.

Management expects the above mentioned conditions will continue impacting the Company. In addition, the seasonal increase in real estate activity that traditionally occurs during the spring months was not significant in 2011, with second quarter open title orders per day increasing only slightly over first quarter open title orders per day. Given the current order trends and outlook for mortgage and real estate markets, the Company initiated, and substantially completed, an expense reduction program that is expected to yield approximately $40 million in annualized cost savings, which the Company will begin realizing in the third quarter of 2011. The program was primarily directed at shared service functions in the title insurance and services segment and is incremental to the Company’s ongoing efforts to manage expenses to order volumes at the division level.

Beginning at the end of September 2010, various lenders’ foreclosure processes came under the review and scrutiny of a number of regulators such as the state Attorneys General, the Federal Reserve and other agencies. Additionally, a growing number of court rulings have called into question some foreclosure practices and regulators have conducted and continue to conduct investigations into such practices. Many of the country’s largest lenders and other key parties also have entered into consent decrees which require them, among other things, to alter their foreclosure processes. Though the ultimate effect of the court rulings, regulatory investigations, consent decrees and related matters pertaining to foreclosure processing are currently unknown, the Company believes that, as a result of these matters, its revenues tied to foreclosures have declined, and may continue to decline, especially in the short term, and the Company may incur costs associated with its duty to defend its insureds’ title to foreclosed properties they have purchased. As of the current date, these matters have not had a material adverse effect on the Company. Though the Company will continue to monitor foreclosure developments, at this time, the Company does not believe these matters will have a material adverse effect on the Company in the future.

Title Insurance and Services

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenues
Direct premiums and escrow fees	$333,837	$363,271	$(29,434)	(8.1)%	$630,855	$660,274	$(29,419)	(4.5)%
Agent premiums	348,441	362,640	(14,199)	(3.9)	748,362	736,632	11,730	1.6
Information and other	157,376	153,450	3,926	2.6	306,216	298,118	8,098	2.7
Investment income	19,499	18,695	804	4.3	36,581	37,964	(1,383)	(3.6)
Net realized investment (losses) gains	(855)	7,305	(8,160)	(111.7)	(1,981)	11,363	(13,344)	(117.4)
Net other-than-temporary impairment losses recognized in earnings	(977)	(3,739)	2,762	73.9	(1,274)	(5,109)	3,835	75.1

	857,321	901,622	(44,301)	(4.9)	1,718,759	1,739,242	(20,483)	(1.2)

Expenses
Personnel costs	274,745	285,103	(10,358)	(3.6)	538,308	546,178	(7,870)	(1.4)
Premiums retained by agents	279,812	292,298	(12,486)	(4.3)	599,799	593,866	5,933	1.0
Other operating expenses	179,424	184,969	(5,545)	(3.0)	351,983	365,273	(13,290)	(3.6)
Provision for policy losses and other claims	40,267	49,276	(9,009)	(18.3)	136,642	88,649	47,993	54.1
Depreciation and amortization	16,952	18,264	(1,312)	(7.2)	34,119	36,167	(2,048)	(5.7)
Premium taxes	8,707	8,149	558	6.8	16,747	16,447	300	1.8
Interest	536	2,644	(2,108)	(79.7)	2,847	4,503	(1,656)	(36.8)

	800,443	840,703	(40,260)	(4.8)	1,680,445	1,651,083	29,362	1.8

Income before income taxes	$56,878	$60,919	$(4,041)	(6.6)%	$38,314	$88,159	$(49,845)	(56.5)%

Margins	6.6%	6.8%	(0.2)%	(2.9)%	2.2%	5.1%	(2.9)%	(56.9)%

Direct premiums and escrow fees were $333.8 million and $630.9 million for the three and six months ended June 30, 2011, respectively, decreases of $29.4 million, or 8.1%, and $29.4 million, or 4.5%, when compared with the respective periods of the prior year. These decreases were due to a decline in the number of title orders closed by the Company’s direct operations, partially offset by an increase in the average revenues per order closed. The decrease in direct title orders closed reflected the decline in mortgage originations for the three and six months ended June 30, 2011 when compared with the respective periods of the prior year. The increase in the average revenues per order closed was primarily due to an increase in the mix of direct revenues generated from higher premium commercial transactions for the three and six months ended June 30, 2011 when compared with the respective periods of the prior year. The Company’s direct title operations closed 215,600 and 441,200 title orders during the three and six months ended June 30, 2011, respectively, decreases of 18.1% and 12.9% when compared with same periods of the prior year. The average revenues per order closed were $1,548 and $1,430 for the three and six months ended June 30, 2011, respectively, increases of 12.2% and 9.7% when compared with the respective periods of the prior year.

Agent premiums were $348.4 million and $748.4 million for the three and six months ended June 30, 2011, respectively, a decrease of $14.2 million, or 3.9%, when compared with the three months ended June 30, 2010, and an increase of $11.7 million, or 1.6%, when compared with the six months ended June 30, 2010. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, second quarter agent premiums primarily reflect first quarter mortgage origination activity. The decrease in agent premiums quarter over quarter was consistent with the decrease in the Company’s direct title orders closed in the first quarter of 2011 as compared with the first quarter of 2010. The Company continually analyzes the terms and profitability of its title agency relationships, seeking amendments when warranted. Amendments include, among others, changing the percentage of premiums retained by the agent and the deductible paid by the agent on claims; if changes to the agreements cannot be made, the Company may elect to terminate certain agreements.

Information and other revenues, which primarily consists of revenues generated from fees associated with title search and related reports, title and other real property records and images, and other non-insured settlement services, were $157.4 million and $306.2 million for the three and six months ended June 30, 2011, respectively, increases of $3.9 million, or 2.6%, and $8.1 million, or 2.7%, when compared with the same periods of the prior year. These increases were primarily attributable to higher demand for the Company’s title plant information and other non-insured title products.

Investment income totaled $19.5 million and $36.6 million for the three and six months ended June 30, 2011, respectively, an increase of $0.8 million, or 4.3%, when compared with the three months ended June 30, 2010, and a decrease of $1.4 million, or 3.6%, when compared with the six months ended June 30, 2010. The increase for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010 was primarily due to a slight increase in equity in earnings recognized on investments accounted for under the equity method. The decrease for the six months ended June 30, 2011, when compared to the six months ended June 30, 2010 was primarily due to a reduction in interest income from intercompany notes receivable due to a reduction in principal balance.

Net realized investment losses totaled $0.9 million and $2.0 million for the three and six months ended June 30, 2011, respectively. Net realized investment gains totaled $7.3 million and $11.4 million for the same respective periods of the prior year. These totals primarily reflected the net realized gains from the sales of investment securities and fixed assets, partially offset by impairments recorded on certain non-marketable investments and notes receivable.

Net other-than-temporary impairment losses recognized in earnings totaled $1.0 million and $1.3 million for the three and six months ended June 30, 2011, respectively. Net other-than-temporary impairment losses recognized in earnings totaled $3.7 million and $5.1 million for the three and six months ended June 30, 2010, respectively. The decrease reflected a reduction in impairment losses on debt and equity securities in the current periods when compared to the prior year periods.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two competing factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $274.7 million and $538.3 million for the three and six months ended June 30, 2011, respectively, decreases of $10.4 million, or 3.6%, and $7.9 million, or 1.4%, when compared with the same periods of the prior year. These decreases were primarily due to a decrease in domestic headcount, reduced incentive compensation and a reduction in healthcare related expenses. Partially offsetting these reductions was an increase in severance costs due to the Company’s on-going cost management efforts in the field and the expense reduction program implemented in the current quarter primarily directed at shared service functions. Total severance costs were $6.3 million and $8.8 million for the three and six months ended June 30, 2011, respectively, compared with $1.5 million and $3.5 million for the three and six months ended June 30, 2010, respectively.

Agents retained $279.8 million and $599.8 million of title premiums generated by agency operations for the three and six months ended June 30, 2011, respectively, which compared with $292.3 million and $593.9 million for the same periods of the prior year. The percentage of title premiums retained by agents was 80.3% and 80.1% for the three and six months ended June 30, 2011, respectively, and 80.6% for the three and six months ended June 30, 2010. The improvement in the agent retention percentage for the three months ended June 30, 2011 when compared to the three months ended June 30, 2010 was primarily due to the geographic mix of agency revenues, since the agency share or split varies from region to region, and an improvement in the agency splits, on both existing and new agency relationships. The improvement in the agent retention percentage for the six months ended June 30, 2011 when compared to the six months ended June 30, 2010 was primarily due to a large commercial deal that closed during the first quarter of 2011 with a favorable agent split. The Company continues to focus on improving its agent retention by negotiating better splits as new agents are signed or as contracts come up for renewal.

Other operating expenses for the title insurance and services segment were $179.4 million and $352.0 million for the three and six months ended June 30, 2011, respectively, decreases of $5.5 million, or 3.0%, and $13.3 million, or 3.6%, when compared with the same periods of the prior year. These decreases were primarily due to lower office related expenses resulting from the Company’s consolidation and closure of certain title offices and a reduction in consulting expenses, partially offset by an increase in production related expenses in the Company’s commercial and default businesses, and by higher legal expenses.

The provision for policy losses and other claims as a percentage of title insurance premiums and escrow fees was 5.9% and 9.9% for the three and six months ended June 30, 2011, respectively, compared with 6.8% and 6.3% for the respective three and six month periods of the prior year. The current quarter rate of 5.9% reflects an ultimate loss rate of 6.0% for the current policy year, and minor net favorable development for prior policy years. The current six month period rate of 9.9% reflects a $45.3 million reserve strengthening adjustment recorded in the first quarter of 2011 related to a guaranteed valuation product offered in Canada that experienced a meaningful increase in claims activity during the first quarter of 2011. The Company also recorded a charge of $14.6 million in the first quarter of 2011, which reflected adverse development for certain prior policy years, primarily policy year 2007.

Premium taxes were $16.7 million and $16.4 million for the six months ended June 30, 2011 and 2010, respectively. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.2% for both the current six month period and for the same period of the prior year.

In general, the title insurance business is a lower profit margin business when compared to the Company’s specialty insurance segment. The lower profit margins reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinance transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margins for the three and six months ended June 30, 2011 were 6.6% and 2.2%, respectively, compared with pre-tax margins of 6.8% and 5.1% for the three and six months ended June 30, 2010, respectively.

Specialty Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenues
Direct premiums	$68,474	$68,303	$171	0.3%	$134,466	$133,941	$525	0.4%
Investment income	2,567	3,037	(470)	(15.5)	5,075	6,181	(1,106)	(17.9)
Net realized investment gains (losses)	605	(324)	929	286.7	936	(303)	1,239	408.9
Net other-than-temporary impairment losses recognized in earnings	—	(84)	84	N/M [1]	—	(111)	111	N/M [1]

	71,646	70,932	714	1.0	140,477	139,708	769	0.6

Expenses
Personnel costs	12,787	13,920	(1,133)	(8.1)	24,390	27,453	(3,063)	(11.2)
Other operating expenses	9,377	10,114	(737)	(7.3)	19,217	21,546	(2,329)	(10.8)
Provision for policy losses and other claims	36,970	33,728	3,242	9.6	70,107	65,337	4,770	7.3
Depreciation and amortization	1,077	1,442	(365)	(25.3)	2,093	3,145	(1,052)	(33.4)
Premium taxes	1,206	1,109	97	8.7	2,209	2,075	134	6.5
Interest	5	5	—	—	9	11	(2)	(18.2)

	61,422	60,318	1,104	1.8	118,025	119,567	(1,542)	(1.3)

Income before income taxes	$10,224	$10,614	$(390)	(3.7)	$22,452	$20,141	$2,311	11.5%

Margins	14.3%	15.0%	(0.7)%	(4.7)%	16.0%	14.4%	1.6%	11.1%

(1)	Not meaningful

Direct premiums were $68.5 million and $134.5 million for the three and six months ended June 30, 2011, respectively, increases of $0.2 million, or 0.3%, and $0.5 million, or 0.4%, when compared with the same periods of the prior year. The slight increases were due to an increase in premiums from the home warranty division, while premiums from the property and casualty division were essentially flat.

Investment income for the segment totaled $2.6 million and $5.1 million for the three and six months ended June 30, 2011, respectively, decreases of $0.5 million, or 15.5%, and $1.1 million, or 17.9%, when compared with the same periods of the prior year. These decreases primarily reflect a decrease in interest income earned from the investment portfolio reflecting a decline in yields and average balances.

Net realized investment gains totaled $0.6 million and $0.9 million for the three and six months ended June 30, 2011, respectively, compared with net realized investment losses of $0.3 million for the same periods of the prior year. The net realized investment gains and losses for all periods reflected the net gains and losses on sales of investment securities.

Personnel costs and other operating expenses were $22.2 million and $43.6 million for the three and six months ended June 30, 2011, respectively, decreases of $1.9 million, or 7.8%, and $5.4 million, or 11.0%, when compared with the same periods of the prior year. These decreases primarily relate to lower commission expense in the property and casualty division.

For the home warranty business, the provision for home warranty claims expressed as a percentage of home warranty premiums was 52.2% for the current six month period and 47.9% for the same period of the prior year. This increase in rate was due to an increase in severity of claims and a greater number of claims incidents. For the property and casualty business, the provision for property and casualty claims expressed as a percentage of property and casualty insurance premiums was 52.6% for the current six month period, an increase when compared with 50.6% for the same period of the prior year. This increase was primarily due to higher routine or non-event core losses, which were partially offset by lower winter storm losses.

Premium taxes were $2.2 million and $2.1 million for the six months ended June 30, 2011 and 2010, respectively. Premium taxes as a percentage of specialty insurance segment premiums were 1.6% and 1.5% for the current six month period and for the same period of the prior year, respectively.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margins for the current three and six month periods were 14.3% and 16.0%, respectively, compared with pre-tax margins of 15.0% and 14.4% for the three and six months ended June 30, 2010, respectively.

Corporate

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenues
Investment income (losses)	$1,112	$(2,276)	$3,388	148.9%	$3,314	$187	$3,127	N/M [1]
Net realized investment (losses) gains	(1,653)	6	(1,659)	N/M [1]	(1,790)	(428)	(1,362)	(318.2)

	(541)	(2,270)	1,729	76.2	1,524	(241)	1,765	732.4

Expenses
Personnel costs	7,936	1,748	6,188	354.0	17,933	10,327	7,606	73.7
Other operating expenses	5,956	8,554	(2,598)	(30.4)	12,080	13,127	(1,047)	(8.0)
Depreciation and amortization	838	414	424	102.4	1,754	1,061	693	65.3
Interest	2,616	1,552	1,064	68.6	5,142	2,009	3,133	155.9

	17,346	12,268	5,078	41.4	36,909	26,524	10,385	39.2

Loss before income taxes	$(17,887)	$(14,538)	$(3,349)	(23.0)%	$(35,385)	$(26,765)	$(8,620)	(32.2)%

(1)	Not meaningful

Investment income totaled $1.1 million and $3.3 million for the three and six months ended June 30, 2011, respectively, compared with investment losses of $2.3 million for the three months ended June 30, 2010 and investment income of $0.2 million for the six months ended June 30, 2010. The increases in the current periods were primarily due to an increase in yields earned on investments associated with the Company’s deferred compensation plan. For the three and six months ended June 30, 2010, the Company recorded a loss on investments associated with its deferred compensation plan.

Net realized investment losses totaled $1.7 million and $1.8 million for the three and six months ended June 30, 2011, respectively, which was primarily related to the impairment of a corporate fixed asset.

Corporate personnel costs totaled $7.9 million and $17.9 million for the three and six months ended June 30, 2011, respectively, increases of $6.2 million and $7.6 million when compared with the respective periods of the prior year. These increases were primarily due to a higher level of corporate personnel costs following the Separation when compared to the amounts allocated from TFAC prior to the Separation. Following the Separation, the Company is a separate publicly traded company, which resulted in a higher level of corporate costs. The increases were also due to an increase in costs associated with the Company’s deferred compensation plan. The increase in costs associated with the Company’s deferred compensation plan was offset by the increase in income earned on investments associated with the deferred compensation plan, as discussed above.

Other operating expenses were $6.0 million and $12.1 million for the three and six months ended June 30, 2011, respectively, decreases of $2.6 million and $1.0 million when compared with the same periods of the prior year. The decreases in the current periods were primarily attributable to a decline in professional services costs. A higher level of professional services costs were incurred prior to the Separation.

Interest expense totaled $2.6 million and $5.1 million for the three and six months ended June 30, 2011, increases of $1.1 million and $3.1 million when compared with the same periods of the prior year. Interest expense prior to the Separation related to draws made in 2008 used for the Company’s operations in the amount of $140.0 million under TFAC’s credit agreement that was allocated to the Company. In connection with the Separation, the Company borrowed $200.0 million under its credit facility and paid off the allocated portion of TFAC’s debt. Interest expense increased in the current year because the Company’s credit facility bears interest at a higher rate than the allocated portion of TFAC’s debt. Additionally, approximately $1.1 million and $2.1 million of interest expense related to intercompany notes payable to the title insurance and specialty segments was included for the three and six months ended June 30, 2011, respectively, compared to $0.4 million of interest expense for both the three and six months ended June 30, 2010.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the condensed consolidated financial statements. The Company’s inter-segment eliminations were not material for the three and six months ended June 30, 2011 and 2010.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 34.7% and 34.4% for the three and six months ended June 30, 2011, and 40.1% and 41.3% for the same periods of the prior year. The differences between the U.S. federal statutory rate of 35% and the effective rates were primarily attributable to losses in foreign jurisdictions for which no tax benefit was provided, the change from income before income taxes in 2010 to a loss before income taxes in the first quarter of 2011, the release of the valuation allowance on Australian net operating loss carryforwards in the second quarter of 2011, and the mix of taxable and non taxable income for state tax purposes.

The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The Company continues to monitor the realizability of recognized losses, impairment losses, and unrecognized losses recorded through June 30, 2011. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations, among other factors.

During the current quarter, the Company reviewed its valuation allowance with respect to certain Australian net operating loss carryforwards and determined that, based upon an evaluation of new evidence in the quarter, the release of that valuation allowance was appropriate. The impact of releasing that valuation allowance was a $4.2 million reduction in the Company’s income tax expense for the current quarter.

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income was $32.1 million and $16.9 million for the three and six months ended June 30, 2011, respectively, and $34.1 million and $47.9 million for the three and six months ended June 30, 2010, respectively. Net income attributable to the Company for the three and six months ended June 30, 2011 was $32.3 million, or $0.30 per diluted share, and $17.0 million, or $0.16 per diluted share, respectively. Net income attributable to the Company for the three and six months ended June 30, 2010 was $33.8 million, or $0.32 per diluted share, and $47.6 million, or $0.45 per diluted share, respectively. Net loss attributable to noncontrolling interests was $194 thousand and $100 thousand for the three and six months ended June 30, 2011, respectively. Net income attributable to noncontrolling interests was $307 thousand and $267 thousand for the three and six months ended June 30, 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements. The Company’s current cash requirements include operating expenses, taxes, payments of interest and principal on its debt, capital expenditures, potential business acquisitions, payments in connection with employee benefit plans and dividends on its common stock. The Company continually assesses its capital allocation strategy, including decisions relating to dividends, share repurchases, capital expenditures, acquisitions and investments. Management expects that the Company will continue to pay quarterly cash dividends at or above the historical levels paid since the Separation. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of its businesses, industry practice, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time. The Company believes that all anticipated cash requirements for current operations will be met from internally generated funds, including those generated by the Company’s investment portfolio, and borrowings on its revolving credit facility, as needed. The Company’s short-term and long-term liquidity requirements are monitored regularly to ensure that it can meet its cash requirements. Due to the Company’s liquid-asset position and its ability to generate cash flows from operations, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and obligations for at least the next twelve months.

Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. As of June 30, 2011, under such regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries for the remainder of 2011 was $144.7 million. Such restrictions have not had, nor are they expected to have, an impact on the Company’s ability to meet its cash obligations.

Cash used for operating activities amounted to $27.0 million and $40.1 million for the six months ended June 30, 2011 and 2010, respectively, after net claim payments of $233.2 million and $222.8 million, respectively. The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2011 were additions to the investment portfolio, repayment of debt, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the six months ended June 30, 2011 were increases in the deposit balances at the Company’s banking operations and proceeds from the sales and maturities of debt and equity securities. The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2010 were additions to the investment portfolio, capital expenditures, repayment of debt (to TFAC and third parties), and the cash distribution to TFAC upon the Separation. The most significant nonoperating sources of cash and cash equivalents were proceeds from issuance of debt (to TFAC and third parties), net increase in deposits and proceeds from the sales and maturities of debt and equity securities. The net effect of all activities on total cash and cash equivalents was a decrease of $128.1 million for the six months ended June 30, 2011, and a decrease of $4.1 million for the six months ended June 30, 2010.

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. As of June 30, 2011, no common stock had been repurchased by the Company under the plan.

Financing. On April 12, 2010, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and a syndicate of lenders. The credit agreement is comprised of a $400.0 million revolving credit facility. The revolving loan commitments terminate on the third anniversary of the date of closing, or June 1, 2013. On June 1, 2010, the Company borrowed $200.0 million under the facility and transferred such funds to CoreLogic, as previously contemplated in connection with the Separation. Proceeds may also be used for general corporate purposes. At June 30, 2011, the interest rate associated with the $200.0 million borrowed under the facility is 3.00%. At June 30, 2011, the Company is in compliance with the debt covenants under the credit agreement.

Notes and contracts payable as a percentage of total capitalization was 12.4 % and 12.8% at June 30, 2011 and December 31, 2010, respectively.

Investment Portfolio. As of June 30, 2011, the Company’s debt and equity investment securities portfolio consists of approximately 91% of fixed income securities. As of that date, over 74% of the Company’s fixed income investments are held in securities that are United States government-backed or rated AAA, and approximately 97% of the fixed income portfolio is rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on Standard & Poor’s Ratings Group (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

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

June 30, 2011	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade/Not Rated
Municipal bonds	100.0%	0.0%	0.0%
Foreign bonds	99.0%	1.0%	0.0%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed securities	0.4%	0.0%	99.6%
Corporate debt securities	95.0%	5.0%	0.0%

	90.6%	0.4%	9.0%

Substantially all securities in the Company’s non-agency mortgage-backed portfolio are senior tranches and were investment grade at the time of purchase, however many have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on S&P’s and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected. All amounts and ratings are as of June 30, 2011.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade/Not Rated
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$6,369	$4,935	0.0%	0.0%	100.0%
2006	7	27,128	18,801	0.0%	0.0%	100.0%
2005	2	4,795	4,465	0.0%	0.0%	100.0%
2003	1	246	234	100.0%	0.0%	0.0%
Alt-A single family residential:
2007	2	17,824	15,480	0.0%	0.0%	100.0%

	13	$56,362	$43,915	0.4%	0.0%	99.6%

As of June 30, 2011, none of the non-agency mortgage-backed securities were on negative credit watch by S&P or Moody’s.

The Company assessed its non-agency mortgage-backed securities portfolio to determine what portion of the portfolio, if any, is other-than-temporarily impaired at June 30, 2011. Management’s analysis of the portfolio included its expectations of the future performance of the underlying collateral, including, but not limited to, prepayments, defaults and loss severity assumptions. In developing these expectations, the Company utilized publicly available information related to individual assets, analysts’ expectations on the expected performance of similar underlying collateral and certain of CoreLogic’s securities, loans and property data and market analytic tools. As a result of the Company’s security-level review, it recognized other-than-temporary impairments considered to be credit related on its non-agency mortgage-backed securities of $1.0 million and $1.3 million in earnings for the three and six months ended June 30, 2011.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements. The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $4.09 billion and $3.03 billion at June 30, 2011 and December 31, 2010, respectively, of which $1.0 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated balance sheets, in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $3.0 billion and $2.9 billion at June 30, 2011 and December 31, 2010, respectively, and were held or managed by First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not the Company’s assets under generally accepted accounting principles and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

Like-kind exchange funds held by the Company totaled $848.0 million and $609.9 million at June 30, 2011 and December 31, 2010, respectively, of which $352.1 million and $408.8 million, respectively, were held at the Company’s subsidiary, First Security Business Bank (“FSBB”). The like-kind exchange deposits held at FSBB are included in the accompanying condensed consolidated balance sheets in cash and cash equivalents with offsetting liabilities included in deposits. The remaining exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company under generally accepted accounting principles and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in bank deposits with FDIC insured institutions. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of June 30, 2011, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	Edwards v. First American Financial Corporation, filed on June 12, 2007 and pending in the United States District Court for the Central District of California,

•	Galiano v. First American Title Insurance Company, et al., filed on February 8, 2008 and pending in the United States District Court for the Eastern District of New York, and

•	Zaldana v. First American Financial Corporation, et al., filed on July 15, 2008 and pending in the United States District Court for the Northern District of California.

All of these lawsuits are putative class actions for which a class has not been certified, except in Edwards in which a narrow class has been certified. The United States Supreme Court is reviewing whether the Edwards plaintiff has the legal right to sue. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss.

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

All of these lawsuits are putative class actions for which a class has not been certified. Consequently, for the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

•	engaged in the unauthorized practice of law, including

•	Gale v. First American Title Insurance Company, et al., filed on October 16, 2006 and pending in the United States District Court for the District of Connecticut and

•	Katin v. First American Signature Services, Inc., et al., filed on May 9, 2007 and pending in the United States District Court for the District of Massachusetts.

Gale and Katin are putative class actions. A class has been certified in Gale, however an appeal to a higher court is pending. Consequently, for the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

All of these lawsuits are putative class actions for which a class has not been certified. Consequently, for the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

While some of the lawsuits described above may be material to the Company’s operating results in any particular period if an unfavorable outcome results, the Company does not believe that any of these lawsuits will have a material adverse effect on the Company’s overall financial condition.

Additionally, on March 5, 2010, Bank of America, N.A. filed a complaint in the North Carolina General Court of Justice, Superior Court Division against United General Title Insurance Company and First American Title Insurance Company. The plaintiff alleges that the defendants failed to pay or failed to timely respond to certain claims made on title insurance policies issued in connection with home equity loans or lines of credit that are now in default. In the complaint, the plaintiff alleges that it sustained more than $235 million in losses with respect to denied claims and more than $300 million in losses with respect to claims with untimely responses. According to the complaint, these title insurance policies, which did not require a title search, were intended to protect against the risks of certain defects in the title to real property, including undisclosed intervening liens, vesting problems and legal description errors, that would have been discovered if a full title search had been conducted. As indicated in the complaint, Fiserv Solutions, Inc. (“Fiserv”), as agent for the defendants, was authorized to issue certificates evidencing that a given loan was insured. The complaint also indicates that plaintiff was required to satisfy certain criteria before title would be insured. This involved (a) reviewing borrower statements to the lender when applying for the loan, (b) reviewing the borrower’s credit report and (c) addressing secured mortgages appearing on the credit report which did not appear on the borrower’s loan application. The plaintiff alleges that the failure to pay or timely respond to the subject claims was done in bad faith and constitutes a breach of the title insurance policies issued to the plaintiff. The plaintiff is seeking monetary damages, punitive damages where permitted, treble damages where permitted, attorneys fees and costs where permitted, declaratory judgment and pre-judgment and post-judgment interest.

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

In June and July 2011, the Company, Bank of America and Fiserv concluded the first two stages of a three stage non-binding mediation process. This process is expected to conclude at the end of August 2011.

As indicated above, this lawsuit pertains to claims on title insurance policies issued by the defendants. The Company provides for title insurance losses through a known claims reserve and an incurred but not reported (“IBNR”) claims reserve (for a discussion of the Company’s reserve for known and IBNR claims, see Note 7 Loss Reserves to the condensed consolidated financial statements included in “Item 1. Financial Statements” of Part I of this report). A small portion of the known claims reserve is attributable to certain of the claims that are the subject of this lawsuit and a small portion of the IBNR claims reserve is attributable to the title insurance products that are the subject of the lawsuit and similar products issued to others. The Company has not established a reserve in connection with this lawsuit other than through its routine process of reserving for title insurance claims. The ultimate outcome of this lawsuit is subject to a number of uncertainties, including (a) the amount of responsibility that a court may apportion to Fiserv, (b) whether a court determines that the defendants are entitled to certain documents requested as part of the claims submission process, (c) the contents of those documents, (d) whether a court interprets the measure of loss and other provisions of the title insurance policies and other agreements that are the subject of the lawsuit in a manner consistent with the Company’s understanding and (e) the outcome of the mediation process. As a result of this uncertainty, it is currently not possible to estimate whether the loss or range of loss is greater than the amount of the known claims reserve and the IBNR claims reserve attributable to the claims that are the subject of this lawsuit. If this uncertainty is resolved in a manner that is unfavorable to the Company, the ultimate resolution of this lawsuit could have a material adverse effect on the Company’s financial condition, results of operations, cash flows or liquidity.

The Company also is a party to non-ordinary course lawsuits other than those described above. With respect to these lawsuits, the Company has determined either that a loss is not probable or that the possible loss or range of loss is not material to the financial statements as a whole.

The Company’s title insurance, property and casualty insurance, home warranty, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, real estate settlement service customer acquisition and retention practices and agency relationships. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of June 30, 2011 is approximately $0.9 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

4. A downgrade by ratings agencies, reductions in statutory surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A3” by Moody’s, “A-” by Fitch, “BBB+” by Standard & Poor’s and “A-” by A.M. Best. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The Company’s principal title insurance underwriter maintained approximately $882.1 million of statutory surplus capital as of June 30, 2011. The current minimum statutory surplus capital required to be maintained by California law is $500,000. Accordingly, if the ratings or statutory surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

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

6. Changes in government regulation could prohibit or limit the Company’s operations, make it more burdensome to conduct such operations or result in decreased demand for the Company’s products and services

Many of the Company’s businesses, including its title insurance, property and casualty insurance, home warranty, banking, trust and investment businesses, are regulated by various federal, state, local and foreign governmental agencies. These and other of the Company’s businesses also operate within statutory guidelines. The industry in which the Company operates and the markets into which it sells its products are also regulated and subject to statutory guidelines. Changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes, enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit its future operations or make it more burdensome to conduct such operations or result in decreased demand for the Company’s products and services. The impact of these changes would be more significant if they involve jurisdictions in which the Company generates a greater portion of its title premiums, such as the states of Arizona, California, Florida, Michigan, New York, Ohio, Pennsylvania and Texas and the province of Ontario, Canada. These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

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

11. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of June 30, 2011, under such regulations, the maximum amount of dividends, loans and advances available for the remainder of 2011 from these insurance subsidiaries was $144.7 million.

12. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend, among other factors, upon the future performance of assets held in trust for the plan. The pension plan was underfunded as of June 30, 2011 by approximately $100.2 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings and expenses require adjustment. On June 1, 2010, CoreLogic, Inc. issued a $19.9 million promissory note to the Company which approximated the unfunded portion of the liability attributable to the plan participants that were employed in the information solutions group of The First American Corporation. There is no guarantee that CoreLogic, Inc. will fulfill its obligation under the note or that the amount of the note will be sufficient to ultimately cover the unfunded portion of the liability attributable to these employees. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

13. Weakness in the commercial real estate market or an increase in the amount or severity of claims in connection with commercial real estate transactions could adversely affect the Company’s results of operations

The Company issues title insurance policies in connection with commercial real estate transactions. Premiums paid and limits on these policies are large relative to policies issued on residential transactions. Because a claim under a single policy could be significant, title insurers often seek reinsurance or coinsurance from other insurance companies, both within and outside the industry. The Company both receives and provides such coverage. Additionally, the pretax margin derived from these policies generally is higher than on other policies. Disruptions in the commercial real estate market, including limitations on available credit and defaults on loans secured by commercial real estate, may result in a decrease in the number of commercial policies issued by the Company and/or an increase in the number of claims it incurs on commercial policies. As a reference, commercial premiums earned by the Company in 2009 decreased nearly 50 percent compared with the amount earned in 2006. Decreases in the number of commercial policies issued by the Company or an increase in the amount or severity of claims it incurs on commercial policies could adversely affect the Company’s results of operations.

14. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70 to 80 percent of claim amounts become known in the first five years of the policy life, and the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years, while possible, is not considered reasonably likely. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $99.3 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

15. Systems interruptions and intrusions, wire transfer errors and unauthorized data disclosures may impair the delivery of the Company’s products and services, harm the Company’s reputation and result in material claims for damages

System interruptions and intrusions may impair the delivery of the Company’s products and services, resulting in a loss of customers and a corresponding loss in revenue. The Company’s businesses depend heavily upon computer systems located in its data centers. Certain events beyond the Company’s control, including natural disasters, telecommunications failures and intrusions into the Company’s systems by third parties could temporarily or permanently interrupt the delivery of products and services. These interruptions also may interfere with suppliers’ ability to provide necessary data and employees’ ability to attend work and perform their responsibilities. The Company also relies on its systems, employees and domestic and international banks to transfer funds. These transfers are susceptible to user input error, fraud, system interruptions or intrusions, incorrect processing and similar errors that could result in lost funds that may be significant. As part of its business, the Company maintains non-public personal information on consumers. There can be no assurance that unauthorized disclosure will not occur either through system intrusions or the actions of third parties or employees. Unauthorized disclosures could adversely affect the Company’s reputation and expose it to material claims for damages.

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

20. The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income securities (including mortgage-backed securities) and, as of June 30, 2011, $149.3 million in common stock of CoreLogic that was issued to the Company in connection with its spin-off separation from CoreLogic. The investment portfolio also includes money-market and other short-term investments, as well as some preferred and other common stock. Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk. Because a substantial proportion of the portfolio consists of the common stock of a single issuer, CoreLogic, the risk of loss in the portfolio also is impacted by factors that influence the value of CoreLogic’s stock, including, but not limited to, CoreLogic’s financial results and the market’s perception of CoreLogic’s and its industry’s prospects. Additionally, the risk of loss associated with the portfolio is increased during periods, such as the present period, of instability in credit markets and economic conditions. If the carrying value of the investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of the investments, which could have a material adverse effect on the Company’s results of operations, statutory surplus and financial condition.

21. The Company could have conflicts with CoreLogic

The Company and CoreLogic were part of a single publicly traded company, The First American Corporation, until the Company’s spin-off separation from CoreLogic on June 1, 2010. Conflicts with CoreLogic may arise as a result of the Company’s agreements with CoreLogic. Competition between the companies also could result in conflicts. While current competition between the companies is not material, the extent of future competition could increase. In addition, Parker S. Kennedy serves as the executive chairman of the Company and chairman emeritus of CoreLogic and therefore may have obligations to both companies. As such, conflicts of interest with respect to matters potentially or actually affecting both companies may arise. Conflicts, competition or conflicts of interest pertaining to the Company’s relationship with CoreLogic could adversely affect the Company.

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

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

By	/s/ Dennis J. Gilmore
Dennis J. Gilmore Chief Executive Officer (Principal Executive Officer)

By	/s/ Max O. Valdes
Max O. Valdes Chief Financial Officer (Principal Financial Officer)

Date: August 2, 2011

EXHIBIT INDEX

Exhibit No.	Description	Location

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.