Form 10-Q
period 2011-09-30
First American Financial Corp
filed 2011-11-02
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On October 26, 2011, there were 105,445,082 shares of common stock outstanding.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE SALE OF AND EXPECTED CASH FLOWS FROM DEBT SECURITIES AND ASSUMPTIONS RELATING THERETO;
•	THE COMPANY’S INTENTIONS WITH RESPECT TO ITS INVESTMENT IN CORELOGIC STOCK;
•	EXPECTED BENEFIT AND PENSION PLAN CONTRIBUTIONS AND RETURN ASSUMPTIONS;
•	THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;
•	THE COMPANY’S FINANCIAL EXPOSURE WITH RESPECT TO THE MATTER INVOLVING THE COMPANY, BANK OF AMERICA AND FISERV;
•	THE EFFECT OF PENDING AND RECENT ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;
•	THE IMPACT OF UNCERTAINTY IN GENERAL ECONOMIC CONDITIONS AND TIGHT MORTGAGE CREDIT ON THE COMPANY AND ITS CUSTOMERS AND MANAGEMENT’S EXPECTATION THAT SUCH CONDITIONS WILL CONTINUE;
•	THE COMPANY’S CONTINUED EFFORTS TO MANAGE EXPENSES AND EXPECTED COST SAVINGS THEREFROM;
•	THE COMPANY’S ONGOING FOCUS ON IMPROVING THE PROFITABILITY OF ITS AGENCY RELATIONSHIPS;
•	CONTINUED DECLINES IN FORECLOSURE REVENUES, COSTS ASSOCIATED WITH DEFENDING INSURED’S TITLE TO FORECLOSED PROPERTIES, AND THE IMPACT OF FORECLOSURE MATTERS ON THE COMPANY;
•	THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES;
•	FUTURE PAYMENT OF DIVIDENDS;
•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS, INCLUDING PAYMENTS OF CLAIMS AND OTHER LIABILITIES;
•	THE LIKELIHOOD OF CHANGES IN EXPECTED ULTIMATE LOSSES AND CORRESPONDING LOSS RATES; AND
•	THE IMPACT OF NET PRIOR-PERIOD ADJUSTMENTS,

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY SURPLUSES;
•	INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	CHANGES IN APPLICABLE GOVERNMENT REGULATIONS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	REFORM OF GOVERNMENT-SPONSORED MORTGAGE ENTERPRISES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	REGULATION OF TITLE INSURANCE RATES;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS;
•	EXPENSES OF AND FUNDING OBLIGATIONS TO THE PENSION PLAN;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	SYSTEMS INTERRUPTIONS AND INTRUSIONS, WIRE TRANSFER ERRORS OR UNAUTHORIZED DATA DISCLOSURES;
•	INABILITY TO REALIZE THE BENEFITS OF THE COMPANY’S OFFSHORE STRATEGY;
•	PRODUCT MIGRATION;
•	CHANGES RESULTING FROM INCREASES IN THE SIZE OF THE COMPANY’S CUSTOMERS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO; AND
•	OTHER FACTORS DESCRIBED IN PART II, ITEM 1A OF THIS QUARTERLY REPORT ON FORM 10-Q.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$630,968	$728,746
Accounts and accrued income receivable, net	245,240	234,539
Income taxes receivable	11,045	22,266
Investments:
Deposits with savings and loan associations and banks	63,713	59,974
Debt securities	2,133,039	2,107,984
Equity securities	170,398	282,416
Other long-term investments	200,846	213,877
Note receivable from CoreLogic	—	18,787

	2,567,996	2,683,038

Loans receivable, net	148,221	161,526
Property and equipment, net	330,978	345,871
Title plants and other indexes	510,969	504,606
Deferred income taxes	75,974	96,846
Goodwill	812,304	812,031
Other intangible assets, net	61,747	70,050
Other assets	160,817	162,307

	$5,556,259	$5,821,826

Liabilities and Equity
Deposits	$1,356,683	$1,482,557
Accounts payable and accrued liabilities	667,798	736,404
Due to CoreLogic, net	53,263	62,370
Deferred revenue	156,892	144,719
Reserve for known and incurred but not reported claims	1,058,903	1,108,238
Notes and contracts payable	278,924	293,817

	3,572,463	3,828,105

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, Authorized-500 shares; Outstanding-none	—	—
Common stock, $0.00001 par value:
Authorized-300,000 shares, Outstanding-105,445 shares and 104,457 shares as of September 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	2,078,627	2,057,098
Retained earnings	90,608	72,074
Accumulated other comprehensive loss	(192,990)	(149,156)

Total stockholders’ equity	1,976,246	1,980,017
Noncontrolling interests	7,550	13,704

Total equity	1,983,796	1,993,721

	$5,556,259	$5,821,826

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Direct premiums and escrow fees	$425,266	$427,334	$1,190,587	$1,221,550
Agent premiums	366,028	396,094	1,114,390	1,132,726
Information and other	160,236	153,222	466,455	451,340
Investment income	16,695	27,309	59,560	71,280
Net realized investment gains (losses)	682	1,504	(1,768)	12,136
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on equity securities	—	—	—	(1,722)
Total OTTI losses on debt securities	(7,854)	(2,658)	(9,102)	(5,348)
Portion of OTTI losses on debt securities recognized in other comprehensive loss	3,912	718	3,886	(90)

	(3,942)	(1,940)	(5,216)	(7,160)

	964,965	1,003,523	2,824,008	2,881,872

Expenses
Personnel costs	293,871	307,713	874,502	891,671
Premiums retained by agents	293,583	319,840	893,382	913,706
Other operating expenses	189,277	200,717	572,560	600,663
Provision for policy losses and other claims	112,177	86,450	318,926	240,436
Depreciation and amortization	19,018	18,991	56,984	59,364
Premium taxes	15,403	9,767	34,359	28,289
Interest	3,225	4,057	9,118	10,220

	926,554	947,535	2,759,831	2,744,349

Income before income taxes	38,411	55,988	64,177	137,523
Income taxes	17,116	22,645	25,976	56,311

Net income	21,295	33,343	38,201	81,212
Less: Net income attributable to noncontrolling interests	252	210	152	477

Net income attributable to the Company	$21,043	$33,133	$38,049	$80,735

Net income per share attributable to the Company’s stockholders (Note 9):
Basic	$0.20	$0.32	$0.36	$0.78

Diluted	$0.20	$0.31	$0.36	$0.76

Cash dividends per share	$0.06	$0.06	$0.18	$0.12

Weighted-average common shares outstanding (Note 9):
Basic	105,375	104,173	105,104	104,064

Diluted	107,005	106,112	106,837	106,010

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$21,295	$33,343	$38,201	$81,212

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities	(47,739)	17,129	(45,577)	20,259
Unrealized (loss) gain on securities for which credit-related portion was recognized in earnings	(424)	2,933	1,060	5,680
Foreign currency translation adjustment	(16,189)	10,464	(9,535)	4,331
Pension benefit adjustment	3,381	3,388	10,146	(11,869)

Total other comprehensive (loss) income, net of tax	(60,971)	33,914	(43,906)	18,401

Comprehensive (loss) income	(39,676)	67,257	(5,705)	99,613
Less: Comprehensive income attributable to noncontrolling interests	80	232	80	4,598

Comprehensive (loss) income attributable to the Company	$(39,756)	$67,025	$(5,785)	$95,015

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$38,201	$81,212
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	318,926	240,436
Depreciation and amortization	56,984	59,364
Share-based compensation	12,134	12,339
Net realized investment losses (gains)	1,768	(12,136)
Net OTTI losses recognized in earnings	5,216	7,160
Equity in earnings of affiliates	(6,000)	(7,098)
Dividends from equity method investments	9,130	2,108
Changes in assets and liabilities excluding effects of company acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(354,193)	(339,854)
Net change in income tax accounts	(2,984)	29,786
(Increase) decrease in accounts and accrued income receivable	(11,909)	2,289
Decrease in accounts payable and accrued liabilities	(66,076)	(44,094)
Net change in due to CoreLogic	18,593	(7,299)
Increase in deferred revenue	12,173	7,104
Other, net	(5,791)	(5,897)

Cash provided by operating activities	26,172	25,420

Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(781)	(2,645)
Purchase of subsidiary shares from / other decreases in noncontrolling interests	(2,955)	(3,565)
Sale of subsidiary shares to / other increases in noncontrolling interests	—	66
Net (increase) decrease in deposits with banks	(3,739)	7,794
Net decrease (increase) in loans receivable	13,305	(1,208)
Purchases of debt and equity securities	(669,574)	(1,090,863)
Proceeds from sales of debt and equity securities	473,301	590,209
Proceeds from maturities of debt securities	240,823	427,765
Net decrease in other long-term investments	1,703	8,938
Proceeds from note receivable from CoreLogic	18,787	3,906
Capital expenditures	(45,660)	(47,669)
Proceeds from sale of property and equipment	9,084	7,035

Cash provided by (used for) investing activities	34,294	(100,237)

Cash flows from financing activities:
Net change in deposits	(125,874)	286,311
Proceeds from issuance of debt	3,185	210,347
Proceeds from issuance of note payable to The First American Corporation (“TFAC”)	—	29,087
Repayment of debt	(17,311)	(33,906)
Repayment of debt to TFAC	—	(169,572)
Net (payments) proceeds in connection with share-based compensation plans	(140)	294
Distributions to noncontrolling interests	(297)	(870)
Excess tax benefits from share-based compensation	1,085	920
Cash distribution to TFAC upon separation	—	(130,000)
Cash dividends	(18,892)	(6,248)

Cash (used for) provided by financing activities	(158,244)	186,363

Net (decrease) increase in cash and cash equivalents	(97,778)	111,546
Cash and cash equivalents—Beginning of period	728,746	631,297

Cash and cash equivalents—End of period	$630,968	$742,843

Supplemental information:
Cash paid during the period for:
Interest	$9,356	$12,391
Premium taxes	$33,000	$33,050
Income taxes	$21,580	$13,089
Noncash investing and financing activities:
Liabilities assumed in connection with acquisitions	$2,450	—
Net noncash contribution from (distribution to) TFAC upon separation	$5,581	$(48,168)
Net noncash capital contribution from TFAC	$—	$2,097

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total
Balance at December 31, 2010	104,457	$1	$2,057,098	$72,074	$(149,156)	$13,704	$1,993,721
Net income for nine months ended September 30, 2011	—	—	—	38,049	—	152	38,201
Contribution from TFAC as a result of separation	—	—	5,581	—	—	—	5,581
Dividends on common shares	—	—	—	(18,950)	—	—	(18,950)
Shares issued in connection with share-based compensation plans	988	—	425	(565)	—	—	(140)
Share-based compensation expense	—	—	12,134	—	—	—	12,134
Purchase of subsidiary shares from /other decreases in noncontrolling interests	—	—	3,389	—	—	(6,344)	(2,955)
Sale of subsidiary shares to /other increases in noncontrolling interests	—	—	—	—	—	407	407
Distributions to noncontrolling interests	—	—	—	—	—	(297)	(297)
Other comprehensive loss (Note 14)	—	—	—	—	(43,834)	(72)	(43,906)

Balance at September 30, 2011	105,445	$1	$2,078,627	$90,608	$(192,990)	$7,550	$1,983,796

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

Spin off

First American Financial Corporation (the “Company”) became a publicly traded company following its spin-off from its prior parent, The First American Corporation (“TFAC”), on June 1, 2010 (the “Separation”). On that date, TFAC distributed all of the Company’s outstanding shares to the record date shareholders of TFAC on a one-for-one basis (the “Distribution”). After the Distribution, the Company owned TFAC’s financial services businesses and TFAC, which reincorporated and assumed the name CoreLogic, Inc. (“CoreLogic”), continued to own its information solutions businesses. The Company’s common stock trades on the New York Stock Exchange under the “FAF” ticker symbol and CoreLogic’s common stock trades on the New York Stock Exchange under the ticker symbol “CLGX.”

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

Net income attributable to the Company for the three and nine months ended September 30, 2011 included a net reduction of $0.9 million and a net increase of $1.6 million, respectively, related to certain items that should have been recorded in a prior period. These items decreased diluted net income per share attributable to the Company’s stockholders by $0.01 for the three months ended September 30, 2011 and increased diluted net income per share attributable to the Company’s stockholders by $0.02 for the nine months ended September 30, 2011. These amounts have been tax effected by 40.0% for disclosure purposes. The Company assessed these items and concluded that such items were not material to the previously reported consolidated financial statements and are not expected to be material to the consolidated financial statements for the year ended December 31, 2011.

Recently Adopted Accounting Pronouncements

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

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $3.57 billion and $3.03 billion at September 30, 2011 and December 31, 2010, respectively, of which $1.1 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated balance sheets, in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $2.8 billion and $2.9 billion at September 30, 2011 and December 31, 2010, respectively, and were held or managed by First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not the Company’s assets under generally accepted accounting principles and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

Like-kind exchange funds held by the Company totaled $398.5 million and $609.9 million at September 30, 2011 and December 31, 2010, respectively, of which $92.9 million and $408.8 million, respectively, were held at the Company’s subsidiary, First Security Business Bank (“FSBB”). The like-kind exchange deposits held at FSBB are included in the accompanying condensed consolidated balance sheets in cash and cash equivalents with offsetting liabilities included in deposits. The remaining exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company under generally accepted accounting principles and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in bank deposits with FDIC insured institutions. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

During the third quarter of 2011, the Company began winding-down the operations of FSBB. FSBB is no longer accepting third party deposits, including like-kind exchange deposits, nor does it originate or purchase new loans. FSBB continues to service its existing loan portfolio.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Note 3 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated	Other-than- temporary impairments
(in thousands)	cost	gains	losses	fair value	in AOCI
September 30, 2011
U.S. Treasury bonds	$77,713	$2,489	$—	$80,202	$—
Municipal bonds	309,947	14,041	(247)	323,741	—
Foreign bonds	194,628	2,902	(2,597)	194,933	—
Governmental agency bonds	195,812	1,960	(112)	197,660	—
Governmental agency mortgage-backed securities	1,052,694	14,491	(616)	1,066,569	—
Non-agency mortgage-backed securities (1)	48,264	246	(13,450)	35,060	32,295
Corporate debt securities	226,844	9,058	(1,028)	234,874	—

	$2,105,902	$45,187	$(18,050)	$2,133,039	$32,295

December 31, 2010
U.S. Treasury bonds	$96,055	$2,578	$(774)	$97,859	$—
Municipal bonds	280,471	2,925	(5,597)	277,799	—
Foreign bonds	184,956	1,416	(430)	185,942	—
Governmental agency bonds	241,844	1,314	(2,997)	240,161	—
Governmental agency mortgage-backed securities	1,039,266	7,560	(1,329)	1,045,497	—
Non-agency mortgage-backed securities (1)	63,773	277	(16,516)	47,534	28,409
Corporate debt securities	209,476	5,216	(1,500)	213,192	—

	$2,115,841	$21,286	$(29,143)	$2,107,984	$28,409

(1)	At September 30, 2011, the $48.3 million amortized cost is net of $5.2 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the nine months ended September 30, 2011. At December 31, 2010, the $63.8 million amortized cost is net of $6.3 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2010. At September 30, 2011, the $13.5 million gross unrealized losses include $13.0 million of unrealized losses for securities determined to be other-than-temporarily impaired and $0.5 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. At December 31, 2010, the $16.5 million gross unrealized losses include $10.4 million of unrealized losses for securities determined to be other-than-temporarily impaired and $6.1 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. The $32.3 million and $28.4 million other-than-temporary impairments recorded in accumulated other comprehensive income (“AOCI”) as of September 30, 2011 and December 31, 2010, respectively, represent the amount of other-than-temporary impairment losses recognized in AOCI which, starting January 1, 2009, were not included in earnings due to the fact that the losses were not considered to be credit related. Other-than-temporary impairments were recognized in AOCI for non-agency mortgage-backed securities only.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Cost	Gross unrealized		Estimated fair value
		gains	losses
September 30, 2011
Preferred stocks	$6,492	$709	$(8)	$7,193
Common stocks (1)	235,845	2,011	(74,651)	163,205

	$242,337	$2,720	$(74,659)	$170,398

December 31, 2010
Preferred stocks	$10,442	$1,150	$(18)	$11,574
Common stocks (1)	269,512	4,458	(3,128)	270,842

	$279,954	$5,608	$(3,146)	$282,416

(1)	CoreLogic common stock with a cost basis of $167.6 million and $242.6 million at September 30, 2011 and December 31, 2010, respectively, and an estimated fair value of $95.3 million and $239.5 million, respectively, is included in common stocks. See Note 17 Transactions with CoreLogic/TFAC to the condensed consolidated financial statements for additional discussion of the CoreLogic common stock.

The Company had the following net unrealized gains (losses) as of September 30, 2011 and December 31, 2010:

(in thousands)	As of September 30, 2011	As of December 31, 2010
Debt securities for which an OTTI has been recognized	$(12,743)	$(10,175)
Debt securities—all other	39,880	2,318
Equity securities	(71,939)	2,462

	$(44,802)	$(5,395)

Sales of debt and equity securities resulted in realized gains of $2.5 million and $5.0 million and realized losses of $0.2 million and $1.3 million for the three months ended September 30, 2011 and 2010, respectively. Sales of debt and equity securities resulted in realized gains of $8.4 million and $13.1 million and realized losses of $1.3 million and $2.3 million for the nine months ended September 30, 2011 and 2010, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The Company had the following gross unrealized losses as of September 30, 2011 and December 31, 2010:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2011
Debt securities:
U.S. Treasury bonds	$—	$—	$—	$—	$—	$—
Municipal bonds	19,345	(108)	5,900	(139)	25,245	(247)
Foreign bonds	42,845	(2,596)	2,613	(1)	45,458	(2,597)
Governmental agency bonds	14,621	(111)	4,699	(1)	19,320	(112)
Governmental agency mortgage-backed securities	323,375	(396)	75,700	(220)	399,075	(616)
Non-agency mortgage-backed securities	45	—	33,530	(13,450)	33,575	(13,450)
Corporate debt securities	58,519	(1,028)	—	—	58,519	(1,028)

Total debt securities	458,750	(4,239)	122,442	(13,811)	581,192	(18,050)
Equity securities	153,335	(74,656)	10	(3)	153,345	(74,659)

Total	$612,085	$(78,895)	$122,452	$(13,814)	$734,537	$(92,709)

December 31, 2010
Debt securities:
U.S. Treasury bonds	$13,555	$(774)	$—	$—	$13,555	$(774)
Municipal bonds	149,921	(5,597)	—	—	149,921	(5,597)
Foreign bonds	76,106	(399)	13,587	(31)	89,693	(430)
Governmental agency bonds	160,240	(2,991)	4,994	(6)	165,234	(2,997)
Governmental agency mortgage-backed securities	177,417	(1,126)	74,848	(203)	252,265	(1,329)
Non-agency mortgage-backed securities	—	—	45,301	(16,516)	45,301	(16,516)
Corporate debt securities	72,481	(1,497)	422	(3)	72,903	(1,500)

Total debt securities	649,720	(12,384)	139,152	(16,759)	788,872	(29,143)
Equity securities	247,673	(3,128)	220	(18)	247,893	(3,146)

Total	$897,393	$(15,512)	$139,372	$(16,777)	$1,036,765	$(32,289)

Substantially all securities in the Company’s non-agency mortgage-backed portfolio are senior tranches and were investment grade at the time of purchase, however all have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on Standard & Poor’s Ratings Group (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected. All amounts and ratings are as of September 30, 2011.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	A-Ratings or Higher	BBB+ to BBB- Ratings	Non-Investment Grade/ Not Rated
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$5,978	$4,377	0.0%	0.0%	100.0%
2006	6	20,672	13,283	0.0%	0.0%	100.0%
2005	1	4,280	3,819	0.0%	0.0%	100.0%
Alt-A single family residential:
2007	2	17,334	13,581	0.0%	0.0%	100.0%

	10	$48,264	$35,060	0.0%	0.0%	100.0%

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

As of September 30, 2011, none of the non-agency mortgage-backed securities were on negative credit watch by S&P or Moody’s.

The amortized cost and estimated fair value of debt securities at September 30, 2011, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$45,357	$31,516	$706	$134	$77,713
Estimated fair value	$45,754	$33,400	$853	$195	$80,202
Municipal bonds
Amortized cost	$1,000	$75,156	$128,864	$104,927	$309,947
Estimated fair value	$1,004	$77,979	$136,112	$108,646	$323,741
Foreign bonds
Amortized cost	$38,034	$153,514	$3,080	$—	$194,628
Estimated fair value	$35,836	$156,026	$3,071	$—	$194,933
Governmental agency bonds
Amortized cost	$14,266	$120,696	$40,091	$20,759	$195,812
Estimated fair value	$14,502	$121,548	$40,180	$21,430	$197,660
Corporate debt securities
Amortized cost	$11,733	$101,499	$99,419	$14,193	$226,844
Estimated fair value	$11,984	$103,517	$104,218	$15,155	$234,874

Total debt securities excluding mortgage-backed securities
Amortized cost	$110,390	$482,381	$272,160	$140,013	$1,004,944
Estimated fair value	$109,080	$492,470	$284,434	$145,426	$1,031,410

Total mortgage-backed securities
Amortized cost					$1,100,958
Estimated fair value					$1,101,629
Total debt securities
Amortized cost					$2,105,902
Estimated fair value					$2,133,039

Other-than-temporary impairment—debt securities

Although the capital and credit markets have to some extent recovered, there continues to be volatility and disruption concerning certain vintages of non-agency mortgage-backed securities. The primary factors negatively impacting certain vintages of non-agency mortgage-backed securities include stringent borrowing guidelines that result in the inability of borrowers to refinance, high unemployment, continued declines in real estate values, uncertainty regarding the timing and effectiveness of governmental solutions and a general slowdown in economic activity. As of September 30, 2011, gross unrealized losses on non-agency mortgage-backed securities for which an other-than-temporary impairment has not been recognized were $0.5 million (which represents 1 security), which has been in an unrealized loss position for longer than 12 months. The Company determines if a non-agency mortgage-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed securities in its portfolio that are in an unrealized loss position. The methodology and key assumptions used in estimating the present value of cash flows expected to be collected are described below. For the securities that were determined not to be other-than-temporarily impaired at September 30, 2011, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of September 30, 2011, the Company does not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

The table below summarizes the primary assumptions used at September 30, 2011 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	4.5%	3.6% – 5.6%
Default rates	6.0%	1.5% – 11.3%
Loss severity	46.0%	8.0% – 61.4%

As a result of the Company’s security-level review, it recognized total other-than-temporary impairments of $7.9 million and $9.1 million on its non-agency mortgage-backed securities for the three and nine months ended September 30, 2011, respectively, of which $3.9 million and $5.2 million of other-than-temporary impairment losses were considered to be credit related and were recognized in earnings for the three and nine months ended September 30, 2011, respectively, while $3.9 million of other-than-temporary impairment losses were considered to be related to factors other than credit and were therefore recognized in other comprehensive income for the three and nine months ended September 30, 2011. The amounts remaining in other comprehensive income should not be recorded in earnings because the losses were not considered to be credit related based on the Company’s other-than-temporary impairment analysis as discussed above.

It is possible that the Company could recognize additional other-than-temporary impairment losses on some securities it owns at September 30, 2011 if future events or information cause it to determine that a decline in value is other-than-temporary.

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Credit loss on debt securities held at beginning of period	$26,382	$22,305	$25,108	$18,807
Addition to credit loss for which an other-than-temporary impairment was previously recognized	2,541	1,838	3,815	5,306
Addition to credit loss for which an other-than-temporary impairment was not previously recognized	1,401	102	1,401	132

Credit loss on debt securities held as of September 30	$30,324	$24,245	$30,324	$24,245

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

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as what evidence, if any, exists to support that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company did not record material other-than-temporary impairments related to its equity securities for the three or nine months ended September 30, 2011 or 2010.

At September 30, 2011, the Company owned 8.9 million shares of CoreLogic common stock with a cost basis of $167.6 million and an estimated fair value of $95.3 million. While the Company’s investment in CoreLogic common stock has not been in an unrealized loss position for greater than twelve months, the Company assessed its investment in CoreLogic for other-than-temporary impairment due to the significant decline in fair value during the third quarter of 2011 and the significant amount of shares owned. In August 2011, CoreLogic announced that its board of directors had formed a committee of independent directors to explore options aimed at enhancing shareholder value including cost savings initiatives, an evaluation of CoreLogic’s capital structure, repurchases of debt and common stock, the disposition of business lines, the sale or business combination of CoreLogic and other alternatives. CoreLogic’s board of directors also announced that it retained a financial adviser to assist the committee in its evaluation. Based on the factors considered, the Company’s opinion is the decline in the fair value of CoreLogic’s common stock is not other-than-temporary; therefore, the unrealized loss of $72.3 million was recorded in accumulated other comprehensive loss on the Company’s condensed consolidated balance sheet. The factors considered by the Company include, but are not limited to, (i) the fair value of the common stock has been below cost for less than twelve months, (ii) the Company has the ability and intent to hold the common stock for a period of time sufficient to allow for recovery, (iii) CoreLogic’s committee of independent directors is in the process of exploring options aimed at enhancing shareholder value, which the Company views as a positive factor, even though the impact of this evaluation is uncertain. It is possible that the Company could recognize an other-than-temporary impairment related to its CoreLogic common stock if future events or information cause it to determine that the decline in value is other-than-temporary. The Company will continue to closely monitor and regularly review its investment in CoreLogic common stock.

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

Equity Securities

The fair value of equity securities, including preferred and common stocks, were based on quoted market prices for identical assets that are readily and regularly available in an active market.

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value as of September 30, 2011	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$80,202	$—	$80,202	$—
Municipal bonds	323,741	—	323,741	—
Foreign bonds	194,933	—	194,933	—
Governmental agency bonds	197,660	—	197,660	—
Governmental agency mortgage-backed securities	1,066,569	—	1,066,569	—
Non-agency mortgage-backed securities	35,060	—	—	35,060
Corporate debt securities	234,874	—	234,874	—

	2,133,039	—	2,097,979	35,060

Equity securities:
Preferred stocks	7,193	7,193	—	—
Common stocks	163,205	163,205	—	—

	170,398	170,398	—	—

	$2,303,437	$170,398	$2,097,979	$35,060

(in thousands)	Estimated fair value as of December 31, 2010	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$97,859	$—	$97,859	$—
Municipal bonds	277,799	—	277,799	—
Foreign bonds	185,942	—	185,942	—
Governmental agency bonds	240,161	—	240,161	—
Governmental agency mortgage-backed securities	1,045,497	—	1,045,497	—
Non-agency mortgage-backed securities	47,534	—	—	47,534
Corporate debt securities	213,192	—	213,192	—

	2,107,984	—	2,060,450	47,534

Equity securities:
Preferred stocks	11,574	11,574	—	—
Common stocks	270,842	270,842	—	—

	282,416	282,416	—	—

	$2,390,400	$282,416	$2,060,450	$47,534

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The Company did not have any transfers in and out of Level 1 and Level 2 measurements during the nine months ended September 30, 2011 and 2010. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

The following table presents a summary of the changes in fair value of the Company’s non-agency mortgage-backed securities, which are considered Level 3 available-for-sale investments, for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Fair value at beginning of period	$43,915	$50,398	$47,534	$59,201
Total gains/(losses) (realized and unrealized):
Included in earnings:
Realized losses	(190)	(305)	(191)	(843)
Net other-than-temporary impairment losses recognized in earnings	(3,942)	(1,940)	(5,216)	(5,438)
Included in other comprehensive loss	(757)	6,025	3,035	15,773
Settlements	(1,508)	(4,262)	(7,622)	(16,874)
Sales	(2,458)	(687)	(2,480)	(2,590)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Fair value as of September 30	$35,060	$49,229	$35,060	$49,229

Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$(3,942)	$(1,940)	$(5,216)	$(5,438)

The Company did not purchase any non-agency mortgage-backed securities during the three and nine months ended September 30, 2011 and 2010.

Note 4 – Financing Receivables

Financing receivables are summarized as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Loans receivable, net:
Real estate–mortgage
Multi-family residential	$12,847	$12,203
Commercial	139,101	152,280
Other	1,164	1,120

	153,112	165,603
Allowance for loan losses	(4,021)	(3,271)
Participations sold	(870)	(977)
Deferred loan fees, net	—	171

Loans receivable, net	148,221	161,526

Other long-term investments:
Notes receivable—secured	16,366	15,795
Notes receivable—unsecured	4,441	10,463
Loss reserve	(3,771)	(5,095)

Notes receivable, net	17,036	21,163

Note receivable from CoreLogic	—	18,787

Total financing receivables, net	$165,257	$201,476

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Aging analysis of loans receivable at September 30, 2011, is as follows:

	Total Loans Receivable	Current	30-59 days past due	60-89 days past due	90 days or more past due	Nonaccrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$12,847	$12,847	$—	$—	$—	$—
Commercial	139,101	135,005	1,459	797	—	1,840
Other	1,164	1,164	—	—	—	—

	$153,112	$149,016	$1,459	$797	$—	$1,840

Aging analysis of loans receivable at December 31, 2010, is as follows:

	Total Loans Receivable	Current	30-59 days past due	60-89 days past due	90 days or more past due	Nonaccrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$12,203	$12,203	$—	$—	$—	$—
Commercial	152,280	147,441	2,222	176	—	2,441
Other	1,120	1,120	—	—	—	—

	$165,603	$160,764	$2,222	$176	$—	$2,441

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

Note 5 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill by operating segment, for the nine months ended September 30, 2011, is as follows:

(in thousands)	Title Insurance	Specialty Insurance	Total
Balance as of December 31, 2010	$765,266	$46,765	$812,031
Acquisitions	2,678	—	2,678
Other net adjustments	(2,405)	—	(2,405)

Balance as of September 30, 2011	$765,539	$46,765	$812,304

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

In accordance with accounting guidance and consistent with prior years, the Company’s policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. An impairment analysis has not been performed during the nine months ended September 30, 2011 as no triggering events requiring such an analysis occurred.

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	September 30, 2011	December 31, 2010
Finite-lived intangible assets:
Customer lists	$70,927	$72,854
Covenants not to compete	31,540	30,811
Trademarks	9,300	10,304
Patents	2,840	2,840

	114,607	116,809
Accumulated amortization	(70,633)	(63,597)

	43,974	53,212
Indefinite-lived intangible assets:
Licenses	17,773	16,838

	$61,747	$70,050

Amortization expense for finite-lived intangible assets was $3.4 million and $10.4 million for the three and nine months ended September 30, 2011, and $3.5 million and $10.7 million for the three and nine months ended September 30, 2010, respectively.

Estimated amortization expense for finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
Remainder of 2011	$3,210
2012	$11,303
2013	$10,284
2014	$5,907
2015	$3,074
2016	$2,188

Note 7 – Loss Reserves

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims (“IBNR”) and non-title claims, follows:

(in thousands, except percentages)	September 30, 2011		December 31, 2010
Known title claims	$185,975	17.5%	$192,268	17.4%
IBNR	836,229	79.0%	875,627	79.0%

Total title claims	1,022,204	96.5%	1,067,895	96.4%
Non-title claims	36,699	3.5%	40,343	3.6%

Total loss reserves	$1,058,903	100.0%	$1,108,238	100.0%

The provision for title insurance losses was $69.5 million, or 9.7% of title premiums and escrow fees, and $206.2 million, or 9.8% of title premiums and escrow fees, for the three and nine months ended September 30, 2011, respectively. The current quarter rate of 9.7% reflects an ultimate loss rate of 5.8% for the current policy year, and includes $14.7 million in unfavorable development for prior policy years, primarily 2007, and a $13.0 million charge in connection with Bank of America’s pending lawsuit against the Company. The current nine month period rate of 9.8% reflects a $45.3 million reserve strengthening adjustment recorded in the first quarter of 2011 related to a guaranteed valuation product offered in Canada that experienced a meaningful increase in claims activity during the first quarter of 2011. The Company also recorded a charge of $14.6 million in the first quarter of 2011, which reflected adverse development for certain prior policy years, primarily policy year 2007.

For additional discussion regarding the Bank of America lawsuit see Note 15 Litigation and Regulatory Contingencies to the condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Note 8 – Income Taxes

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 44.6% and 40.5% for the three and nine months ended September 30, 2011, respectively, and 40.4% and 40.9% for the same periods of the prior year. The differences between the U.S. federal statutory rate of 35% and the effective rates were primarily attributable to losses in foreign jurisdictions for which no tax benefit was provided, and the impact of state taxes.

In connection with the Separation, the Company and TFAC entered into a Tax Sharing Agreement, dated June 1, 2010 (the “Tax Sharing Agreement”), which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. Pursuant to the Tax Sharing Agreement, CoreLogic will prepare and file the consolidated federal income tax return, and any other tax returns that include both CoreLogic and the Company for all taxable periods ending on or prior to June 1, 2010. The Company will prepare and file all tax returns that include solely the Company for all taxable periods ending after that date. As part of the Tax Sharing Agreement, the Company is contingently responsible for 50% of certain Separation-related tax liabilities. At September 30, 2011 and December 31, 2010 the Company had a payable to CoreLogic of $2.7 million and $2.3 million, respectively, related to these matters which is included in due to CoreLogic, net on the Company’s condensed consolidated balance sheets.

At September 30, 2011 and December 31, 2010, the Company had a net payable to CoreLogic of $53.1 million and $61.5 million, respectively, related to tax matters prior to the Separation. This amount is included in the Company’s condensed consolidated balance sheet in due to CoreLogic, net. During the first quarter of 2011, the Company recorded a $5.6 million increase to stockholders’ equity related to the Separation as a result of revising the estimate of the Company’s tax liability to be included in CoreLogic’s consolidated tax return for 2010.

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

During the current quarter, the Company recorded a valuation allowance of $20.9 million against certain of its deferred tax assets. Specifically, management determined that it was not more likely than not that a portion of its tax capital loss carryforward will be realized prior to its expiration date, as the result of significant market value declines in its equity securities portfolio during the current quarter. Application of the accounting guidance related to intraperiod tax allocations resulted in recording the valuation allowance in other comprehensive income.

The Company continues to monitor the realizability of recognized losses, impairment losses, and unrecognized losses for which there is no associated valuation allowance, recorded through September 30, 2011. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations, among other factors.

As of September 30, 2011, the liability for income taxes associated with uncertain tax positions was $16.0 million. This liability can be reduced by $2.8 million of offsetting tax benefits associated with the correlative effects of potential adjustments including state income taxes and timing adjustments. The net amount of $13.2 million, if recognized, would favorably affect the Company’s effective tax rate. At December 31, 2010, the liability for income taxes associated with uncertain tax positions was $11.1 million.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of September 30, 2011 and December 31, 2010, the Company had accrued $3.3 million and $2.4 million, respectively, of interest and penalties (net of tax benefits) related to uncertain tax positions.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Note 9 – Earnings Per Share

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Numerator for basic and diluted net income per share attributable to the Company’s stockholders:
Net income attributable to the Company	$21,043	$33,133	$38,049	$80,735

Denominator for basic net income per share attributable to the Company’s stockholders:
Weighted-average common shares outstanding	105,375	104,173	105,104	104,064
Effect of dilutive securities:
Employee stock options and restricted stock units	1,630	1,939	1,733	1,946

Denominator for diluted net income per share attributable to the Company’s stockholders	107,005	106,112	106,837	106,010

Net income per share attributable to the Company’s stockholders:
Basic	$0.20	$0.32	$0.36	$0.78

Diluted	$0.20	$0.31	$0.36	$0.76

For the nine months ended September 30, 2010, basic earnings per share was computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period prior to the Separation, plus the weighted average number of such shares outstanding following the Separation through September 30, 2010.

For the nine months ended September 30, 2010, diluted earnings per share was computed using (i) the number of shares of common stock outstanding immediately following the Separation, (ii) the weighted average number of such shares outstanding following the Separation through September 30, 2010, and (iii) if dilutive, the incremental common stock that the Company would issue upon the assumed exercise of stock options and the vesting of restricted stock units (“RSUs”) using the treasury stock method.

For the three and nine months ended September 30, 2011, 1.3 million and 1.2 million, respectively, of stock options and RSUs were excluded from the computation of diluted earnings per share due to their antidilutive effect. For the three and nine months ended September 30, 2010, 1.4 million stock options and RSUs were excluded from the computation of diluted earnings per share due to their antidilutive effect.

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

•

The Company assumed TFAC’s defined benefit pension plan, which was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company assumed the entire benefit obligation and all the plan assets associated with the defined benefit pension plan, including the portion attributable to participants who were employees of the businesses retained by CoreLogic in connection with the Separation, and CoreLogic issued a $19.9 million note payable to the Company which approximated the unfunded portion of the benefit obligation attributable to those participants. In September 2011, the Company received $17.3 million from CoreLogic in satisfaction of the remaining balance of the note. See Note 17 Transactions with CoreLogic/TFAC to the condensed consolidated financial statements for further discussion of this note receivable from CoreLogic.

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

Net periodic cost related to (i) the Company’s employees’ participation in TFAC’s defined benefit pension and supplemental benefit plans prior to the Separation and (ii) the Company’s defined benefit pension and supplemental benefit plans during the three and nine months ended September 30, 2011 and 2010 includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Expense:
Service cost	$556	$990	$1,670	$2,969
Interest cost	7,535	8,215	22,604	22,974
Expected return on plan assets	(3,847)	(3,482)	(11,542)	(9,304)
Amortization of prior service credit	(1,096)	(261)	(3,288)	(784)
Amortization of net loss	6,733	5,840	20,199	16,249

	$9,881	$11,302	$29,643	$32,104

The Company contributed $28.1 million to the defined benefit pension and supplemental benefit plans during the nine months ended September 30, 2011, and expects to contribute an additional $8.9 million during the remainder of 2011. These contributions include both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

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

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2011 and December 31, 2010 are presented in the following table.

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$630,968	$630,968	$728,746	$728,746
Accounts and accrued income receivable, net	$245,240	$245,240	$234,539	$234,539
Loans receivable, net	$148,221	$151,483	$161,526	$166,904
Investments:
Deposits with savings and loan associations and banks	$63,713	$63,713	$59,974	$59,974
Debt securities	$2,133,039	$2,133,039	$2,107,984	$2,107,984
Equity securities	$170,398	$170,398	$282,416	$282,416
Other long-term investments	$200,846	$200,846	$213,877	$213,877
Note receivable from CoreLogic	$—	$—	$18,787	$18,708
Financial Liabilities:
Deposits	$1,356,683	$1,357,309	$1,482,557	$1,483,317
Accounts payable and accrued liabilities	$667,798	$667,798	$736,404	$736,404
Due to CoreLogic, net	$53,263	$53,263	$62,370	$62,370
Notes and contracts payable	$278,924	$282,657	$293,817	$295,465

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

The following table presents the share-based compensation expense associated with (i) the Company’s employees that participated in TFAC’s share-based compensation plans prior to the Separation and (ii) the Company’s share-based compensation plans for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Stock options	$—	$93	$9	$229
Restricted stock units	2,899	2,929	11,514	9,313
Employee stock purchase plan	190	153	612	463

	$3,089	$3,175	$12,135	$10,005

The following table summarizes RSU activity for the nine months ended September 30, 2011:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2010	3,686	$12.18
Granted during 2011	770	$16.45
Vested during 2011	(750)	$13.98
Forfeited during 2011	(501)	$11.60

RSUs unvested at September 30, 2011	3,205	$12.88

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The following table summarizes stock option activity for the nine months ended September 30, 2011:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2010	2,863	$14.68
Exercised during 2011	(118)	$12.42
Forfeited during 2011	(44)	$18.09

Balance at September 30, 2011	2,701	$14.72	2.8	$2,199

Vested at September 30, 2011	2,701	$14.72	2.8	$2,199

Exercisable at September 30, 2011	2,701	$14.72	2.8	$2,199

All stock options issued under the Company’s plans are vested and no share-based compensation expense related to such stock options remains to be recognized.

Note 13 – Stockholders’ Equity

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. As of September 30, 2011, no common stock had been repurchased by the Company under the plan.

Note 14 – Other Comprehensive Income (Loss)

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Components of other comprehensive income (loss) for the three months ended September 30, 2011 are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at June 30, 2011	$409	$17,614	$(150,038)	$(132,015)
Pretax change	(44,779)	(16,189)	5,634	(55,334)
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	(706)	—	—	(706)
Tax effect	(2,678)	—	(2,253)	(4,931)

Balance at September 30, 2011	$(47,754)	$1,425	$(146,657)	$(192,986)

Allocated to the Company	$(47,758)	$1,425	$(146,657)	$(192,990)
Allocated to noncontrolling interests	4	—	—	4

Balance at September 30, 2011	$(47,754)	$1,425	$(146,657)	$(192,986)

Components of other comprehensive income (loss) for the nine months ended September 30, 2011 are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2010	$(3,237)	$10,960	$(156,803)	$(149,080)
Pretax change	(41,175)	(9,535)	16,908	(33,802)
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	1,767	—	—	1,767
Tax effect	(5,109)	—	(6,762)	(11,871)

Balance at September 30, 2011	$(47,754)	$1,425	$(146,657)	$(192,986)

Allocated to the Company	$(47,758)	$1,425	$(146,657)	$(192,990)
Allocated to noncontrolling interests	4	—	—	4

Balance at September 30, 2011	$(47,754)	$1,425	$(146,657)	$(192,986)

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

For a substantial majority of these lawsuits, however, it is not possible to assess the probability of loss. Most of these lawsuits are putative class actions which require a plaintiff to satisfy a number of procedural requirements before proceeding to trial. These requirements include, among others, demonstration to a court that the law proscribes in some manner the Company’s activities, the making of factual allegations sufficient to suggest that the Company’s activities exceeded the limits of the law and a determination by the court – known as class certification – that the law permits a group of individuals to pursue the case together as a class. If these procedural requirements are not met, either the lawsuit cannot proceed or, as is the case with class certification, the plaintiffs lose the financial incentive to proceed with the case (or the amount at issue effectively becomes de minimus). Frequently, a court’s determination as to these procedural requirements is subject to appeal to a higher court. As a result of, among other factors, ambiguities and inconsistencies in the myriad laws applicable to the Company’s business and the uniqueness of the factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss until a court has finally determined that a plaintiff has satisfied applicable procedural requirements.

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

All of these lawsuits are putative class actions. A court has granted class certification only in Campbell, Hamilton (North Carolina), Johnson, Lewis, Raffone and Slapikas. An appeal to a higher court is pending with respect to the granting of class certification in Hamilton (North Carolina). For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the condensed consolidated financial statements as a whole.

•

purchased minority interests in title insurance agents as an inducement to refer title insurance underwriting business to the Company or gave items of value to title insurance agents and others for referrals of business, in each case in violation of the Real Estate Settlement Procedures Act, including

•	Edwards v. First American Financial Corporation, filed on June 12, 2007 and pending in the United States District Court for the Central District of California, and

•	Galiano v. First American Title Insurance Company, et al., filed on February 8, 2008 and pending in the United States District Court for the Eastern District of New York.

Galiano is a putative class action for which a class has not been certified. In Edwards a narrow class has been certified. The United States Supreme Court is reviewing whether the Edwards plaintiff has the legal right to sue. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss.

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

Katin is a putative class action. A class has been certified in Gale. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

All of these lawsuits, except Sjobring, are putative class actions for which a class has not been certified. In Sjobring a class has been certified, however that ruling is subject to an appeal. Consequently, for the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

In June and July 2011, the Company, Bank of America and Fiserv concluded the first two stages of a three stage non-binding mediation process. Though the process was expected to conclude at the end of August 2011, the parties agreed to delay the final stage of the process until the fourth quarter of 2011.

In preparation for the final stage of the mediation process, the Company performed a detailed analysis on the claims that are the subject of the lawsuit. As a result of this effort, the Company estimated its financial exposure to be between $13.0 million and $42.0 million and determined that the best estimate of its financial exposure is $13.0 million. The Company has offered to settle the lawsuit for $13.0 million. Accordingly, the Company recorded a $13.0 million adjustment during the third quarter of 2011 to reserve for known and incurred but not reported claims on the condensed consolidated balance sheet. The amount recorded does not reflect any recovery the Company may receive from Fiserv or the Company’s insurance carriers.

If the plaintiff does not accept the settlement offer the ultimate outcome of this lawsuit is subject to a number of uncertainties, including (a) the amount of responsibility that a court may apportion to Fiserv, (b) whether a court determines that the defendants are entitled to certain documents requested as part of the claims submission process, (c) the contents of those documents, (d) whether a court interprets the measure of loss and other provisions of the title insurance policies and other agreements that are the subject of the lawsuit in a manner consistent with the Company’s understanding, (d) whether a court makes factual determinations that are consistent with the assumptions used in, and the conclusions drawn from, the analysis mentioned above and (e) the outcome of future mediation efforts, if any. If these uncertainties are resolved in a manner that is unfavorable to the Company, the ultimate resolution of this lawsuit could have a material adverse effect on the Company’s financial condition, results of operations, cash flows or liquidity.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Selected financial information by reporting segment is as follows:

For the three months ended September 30, 2011:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$897,830	$48,897	$17,053	$12,858
Specialty Insurance	74,283	6,685	1,046	4,220
Corporate	(6,080)	(17,171)	919	221
Eliminations	(1,068)	—	—	—

	$964,965	$38,411	$19,018	$17,299

For the three months ended September 30, 2010:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$924,669	$60,024	$16,990	$13,009
Specialty Insurance	74,574	12,246	1,057	657
Corporate	4,768	(16,282)	944	2,739
Eliminations	(488)	—	—	—

	$1,003,523	$55,988	$18,991	$16,405

For the nine months ended September 30, 2011:

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,616,589	$87,211	$51,172	$40,389
Specialty Insurance	214,760	29,137	3,139	5,020
Corporate	(4,556)	(52,556)	2,673	251
Eliminations	(2,785)	385	—	—

	$2,824,008	$64,177	$56,984	$45,660

For the nine months ended September 30, 2010:

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,663,911	$148,182	$53,156	$42,269
Specialty Insurance	214,281	32,388	4,203	2,601
Corporate	4,528	(43,047)	2,005	2,799
Eliminations	(848)	—	—	—

	$2,881,872	$137,523	$59,364	$47,669

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

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Transactions with TFAC prior to the Separation

Prior to the Separation, the Company was allocated corporate income and overhead expenses from TFAC for corporate-related functions based on an allocation methodology that considered the number of the Company’s domestic headcount, the Company’s total assets and total revenues or a combination of those drivers. General corporate overhead expense allocations include executive management, tax, accounting and auditing, legal and treasury services, payroll, human resources and certain employee benefits and marketing and communications. The Company was allocated general net corporate expenses from TFAC of $23.3 million in 2010 prior to the Separation, which are included within the investment income, net realized investment gains, personnel costs, other operating expenses, depreciation and amortization and interest expense line items in the accompanying condensed consolidated statements of income.

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

Transactions with CoreLogic following the Separation

In connection with the Separation, the Company and TFAC entered into various transition services agreements with effective dates of June 1, 2010. The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit. Except for the information technology services agreements, the transition services agreements are short-term in nature. The Company incurred the net amounts of $1.7 million and $4.8 million for the three and nine months ended September 30, 2011, respectively, and $2.9 million and $3.9 million for the three and nine months ended September 30, 2010, respectively, under these agreements which are included in other operating expenses in the condensed consolidated statement of income. No amounts were reflected in the condensed consolidated statements of income prior to June 1, 2010, as the transition services agreements were not effective prior to the Separation.

Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, each of the Company and CoreLogic agreed to assume and be responsible for 50% of certain of TFAC’s contingent and other corporate liabilities. All external costs and expenses associated with the management of these contingent and other corporate liabilities are to be shared equally. These contingent and other corporate liabilities primarily relate to consolidated securities litigation and any actions with respect to the Separation brought by any third party. Contingent and other corporate liabilities that are related to only TFAC’s information solutions or financial services businesses are generally fully allocated to CoreLogic or the Company, respectively. At September 30, 2011 and December 31, 2010, no accruals were considered necessary for such liabilities.

In connection with the Separation, TFAC issued to the Company and FATICO a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation. Under the terms of the Separation and Distribution Agreement, if the Company chooses to dispose of 1% or more of CoreLogic’s outstanding common stock at a given date, the Company must first provide CoreLogic with the option to purchase the shares. The Company has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising as a result of holding the shares for a longer period. The CoreLogic common stock is classified as available-for-sale and carried at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive loss. In April 2011, FATICO sold 4.0 million shares of CoreLogic common stock for an

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

aggregate cash price of $75.8 million and recorded a gain of $0.8 million related to the sale. At September 30, 2011 and December 31, 2010, the cost basis of the CoreLogic common stock was $167.6 million and $242.6 million, respectively, with an estimated fair value of $95.3 million and $239.5 million, respectively. The CoreLogic common stock is included in equity securities in the condensed consolidated balance sheet.

As discussed in Note 3 Debt and Equity Securities to the condensed consolidated financial statements, in August 2011, CoreLogic issued a press release announcing that its board of directors has formed a committee of independent directors to explore options aimed at enhancing shareholder value including cost savings initiatives, an evaluation of CoreLogic’s capital structure, repurchases of debt and common stock, the disposition of business lines, the sale or business combination of CoreLogic and other alternatives. CoreLogic’s board of directors also announced that it retained a financial adviser to assist the committee in its evaluation.

The Company has evaluated its rights, and reserves those rights, as CoreLogic’s largest shareholder and as a party to the Separation and Distribution Agreement and related agreements pertaining to the Separation. The Company has notified CoreLogic of its intention to enforce those rights. In addition, the Company has discussed, and intends to continue to discuss the options specified in the press release with CoreLogic’s financial adviser and management, the committee of independent directors and other directors. In particular, the Company has notified CoreLogic of its concern that the timing of the strategic review process, which coincides with difficult conditions in the economy and, in particular, the real estate market, as well as generally depressed equity market valuations, could result in a sale of the entire company at a price that would not be beneficial to CoreLogic’s long-term shareholders. The Company has therefore recommended that CoreLogic consider alternatives, such as the sale of certain non-core businesses, which the Company has made a non-binding offer to purchase, that would allow CoreLogic to focus on and invest in its core business. In the event CoreLogic decides, notwithstanding, to pursue a sale of the entire company, the Company has made a non-binding offer to purchase it.

The Company intends to regularly review its investment in CoreLogic. Based on such review, as well as other factors (including, among other things, its evaluation of CoreLogic’s business, prospects and financial condition, the market price for CoreLogic’s securities, other opportunities available to it and general market, industry and other economic conditions), the Company may, and reserves the right to, engage in discussions with management and the board of directors of CoreLogic and other holders of CoreLogic’s common shares, concerning the business, strategic transactions and future plans of CoreLogic generally.

Any future actions by the Company will depend upon CoreLogic’s decisions in pursuing options to enhance shareholder value.

On June 1, 2010, the Company received a note receivable from CoreLogic in the amount of $19.9 million that accrued interest at 6.52%. Interest was first due on July 1, 2010 and was due quarterly thereafter. The note receivable was due on May 31, 2017. The note approximated the unfunded portion of the benefit obligation attributable to participants of the defined benefit pension plan who were employees of TFAC’s businesses that were retained by CoreLogic in connection with the Separation. See Note 10 Employee Benefit Plans to the condensed consolidated financial statements for further discussion of the defined benefit pension plan. In September 2011, the Company received $17.3 million from CoreLogic in satisfaction of the remaining balance of the note.

At September 30, 2011 and December 31, 2010, the Company’s federal savings bank subsidiary, First American Trust, FSB, held $4.0 million and $11.9 million, respectively, of interest and non-interest bearing deposits owned by CoreLogic. These deposits are included in deposits in the condensed consolidated balance sheets. Interest expense on the deposits was immaterial for all periods presented.

Prior to the Separation, the Company owned three office buildings that were leased to the information solutions businesses of TFAC under the terms of formal lease agreements. In connection with the Separation, the Company distributed one of the office buildings to CoreLogic, and currently owns two office buildings that are leased to CoreLogic under the terms of formal lease agreements. Rental income associated with these properties totaled $1.1 million and $3.3 million for the three and nine months ended September 30, 2011, respectively, and $1.1 million and $5.1 million for the three and nine months ended September 30, 2010, respectively.

The Company and CoreLogic are also parties to certain ordinary course commercial agreements and transactions. The expenses associated with these transactions, which primarily relate to purchases of data and other settlement services, totaled $3.5 million and $11.6 million for the three and nine months ended September 30, 2011, respectively, and $4.6 million and $14.3 million for the three and nine months ended September 30, 2010, respectively, and are included in other operating expenses in the Company’s condensed consolidated statements of income. The Company also sells data and provides other settlement services to CoreLogic through ordinary course commercial agreements and transactions resulting in revenues totaling $0.2 million and $3.9 million for the three and nine months ended September 30, 2011, respectively, and $3.7 million and $8.4 million for the three and nine months ended September 30, 2010, respectively, which are included in direct premiums and escrow fees and information and other in the Company’s condensed consolidated statements of income.

Prior to the Separation, certain transactions with TFAC were settled in cash and the remaining transactions were settled by non-cash capital contributions between the Company and TFAC, which resulted in net non-cash contributions from TFAC to the Company of $2.1 million for the nine months ended September 30, 2010. Following the Separation, all transactions with CoreLogic are settled, on a net basis, in cash.

Note 18 – Pending Accounting Pronouncements

In September 2011, the FASB issued updated guidance that is intended to simplify how entities test goodwill for impairment. The updated guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as required under current accounting guidance. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Early adoption is permitted, including for interim and annual goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the more recent interim and annual period have not yet been issued. Management plans to adopt this guidance in the fourth quarter of 2011, in connection with performing its annual goodwill impairment test, and does not expect this guidance to have a material impact on the Company’s condensed consolidated financial statements.

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE THE FACTORS SET FORTH ON PAGE 3 OF THIS QUARTERLY REPORT. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

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

Recently Adopted Accounting Pronouncements:

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

Pending Accounting Pronouncements:

In September 2011, the FASB issued updated guidance that is intended to simplify how entities test goodwill for impairment. The updated guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as required under current accounting guidance. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Early adoption is permitted, including for interim and annual goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the more recent interim and annual period have not yet been issued. Management plans to adopt this guidance in the fourth quarter of 2011, in connection with performing its annual goodwill impairment test, and does not expect this guidance to have a material impact on the Company’s condensed consolidated financial statements.

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

OVERVIEW

Corporate Update

The Company became a publicly traded company following its spin-off from its prior parent, The First American Corporation (“TFAC”) on June 1, 2010 (the “Separation”). On that date, TFAC distributed all of the Company’s outstanding shares to the record date shareholders of TFAC on a one-for-one basis (the “Distribution”). After the Distribution, the Company owned TFAC’s financial services businesses and TFAC, which reincorporated and assumed the name CoreLogic, Inc. (“CoreLogic”), continued to own its information solutions businesses. The Company’s common stock trades on the New York Stock Exchange under the “FAF” ticker symbol and CoreLogic’s common stock trades on the New York Stock Exchange under the ticker symbol “CLGX.”

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

Results of Operations

Summary of Third Quarter

A substantial portion of the revenues for the Company’s title insurance and services segment results from the sale, refinancings and foreclosures of residential and commercial real estate. In the specialty insurance segment, revenues associated with the initial year of coverage in both the home warranty and property and casualty operations are impacted by volatility in real estate transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.

Residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 22.9% in the third quarter of 2011 when compared with the third quarter of 2010, according to the Mortgage Bankers Association’s October 11, 2011 Mortgage Finance Forecast (the “MBA Forecast”). According to the MBA Forecast, the dollar amount of purchase originations increased 1.0% and refinance originations decreased 31.3% in the third quarter of 2011 when compared with the third quarter of 2010.

Despite the low interest rate environment, which has had a favorable effect on many of the Company’s businesses, mortgage credit remains generally tight, which together with the uncertainty in general economic conditions, continues to impact the demand for most of the Company’s products and services. These conditions have also had an impact on, and continue to impact, the performance and financial condition of some of the Company’s customers; should these parties continue to encounter significant issues, those issues may lead to negative impacts on the Company’s revenues, claims, earnings and liquidity.

Management expects the above mentioned conditions will continue impacting the Company. Given the outlook for mortgage and real estate markets, the Company initiated, and substantially completed, an expense reduction program that is expected to yield approximately $40 million in annualized cost savings, which the Company began realizing in the third quarter of 2011. The program was primarily directed at shared service functions in the title insurance and services segment and is incremental to the Company’s ongoing efforts to manage expenses to order volumes at the division level.

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

At September 30, 2011, the Company owned 8.9 million shares of CoreLogic common stock with a cost basis of $167.6 million and an estimated fair value of $95.3 million. On August 29, 2011, CoreLogic issued a press release announcing that its board of directors has formed a committee of independent directors to explore options aimed at enhancing shareholder value including cost savings initiatives, an evaluation of CoreLogic’s capital structure, repurchases of debt and common stock, the disposition of business lines, the sale or business combination of CoreLogic and other alternatives. CoreLogic’s board of directors also announced that it retained a financial adviser to assist the committee in its evaluation.

The Company has evaluated its rights, and reserves those rights, as CoreLogic’s largest shareholder and as a party to the Separation and Distribution Agreement and related agreements pertaining to the Separation. The Company has notified CoreLogic of its intention to enforce those rights. In addition, the Company has discussed, and intends to continue to discuss the options specified in the press release with CoreLogic’s financial adviser and management, the committee of independent directors and other directors. In particular, the Company has notified CoreLogic of its concern that the timing of the strategic review process, which coincides with difficult conditions in the economy and, in particular, the real estate market, as well as generally depressed equity market valuations, could result in a sale of the entire company at a price that would not be beneficial to CoreLogic’s long-term shareholders. The Company has therefore recommended that CoreLogic consider alternatives, such as the sale of certain non-core businesses, which the Company has made a non-binding offer to purchase, that would allow CoreLogic to focus on and invest in its core business. In the event CoreLogic decides, notwithstanding, to pursue a sale of the entire company, the Company has made a non-binding offer to purchase it.

The Company intends to regularly review its investment in CoreLogic. Based on such review, as well as other factors (including, among other things, its evaluation of CoreLogic’s business, prospects and financial condition, the market price for CoreLogic’s securities, other opportunities available to it and general market, industry and other economic conditions), the Company may, and reserves the right to, engage in discussions with management and the board of directors of CoreLogic and other holders of CoreLogic’s common shares, concerning the business, strategic transactions and future plans of CoreLogic generally.

Any future actions by the Company will depend upon CoreLogic’s decisions in pursuing options to enhance shareholder value.

Title Insurance and Services

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenues
Direct premiums and escrow fees	$353,813	$357,908	$(4,095)	(1.1)%	$984,668	$1,018,184	$(33,516)	(3.3)%
Agent premiums	366,028	396,094	(30,066)	(7.6)	1,114,390	1,132,726	(18,336)	(1.6)
Information and other	160,234	153,222	7,012	4.6	466,450	451,340	15,110	3.3
Investment income	19,633	19,962	(329)	(1.6)	56,214	57,925	(1,711)	(3.0)
Net realized investment gains (losses)	2,064	(577)	2,641	457.7	83	10,785	(10,702)	(99.2)
Net other-than-temporary impairment losses recognized in earnings	(3,942)	(1,940)	(2,002)	(103.2)	(5,216)	(7,049)	1,833	26.0

	897,830	924,669	(26,839)	(2.9)	2,616,589	2,663,911	(47,322)	(1.8)

Expenses
Personnel costs	279,047	285,119	(6,072)	(2.1)	817,355	831,296	(13,941)	(1.7)
Premiums retained by agents	293,583	319,840	(26,257)	(8.2)	893,382	913,706	(20,324)	(2.2)
Other operating expenses	174,028	182,736	(8,708)	(4.8)	526,011	548,011	(22,000)	(4.0)
Provision for policy losses and other claims	69,538	49,546	19,992	40.4	206,180	138,196	67,984	49.2
Depreciation and amortization	17,053	16,990	63	0.4	51,172	53,156	(1,984)	(3.7)
Premium taxes	14,049	8,609	5,440	63.2	30,796	25,056	5,740	22.9
Interest	1,635	1,805	(170)	(9.4)	4,482	6,308	(1,826)	(28.9)

	848,933	864,645	(15,712)	(1.8)	2,529,378	2,515,729	13,649	0.5

Income before income taxes	$48,897	$60,024	$(11,127)	(18.5)%	$87,211	$148,182	$(60,971)	(41.1)%

Margins	5.4%	6.5%	(1.1)%	(16.9)%	3.3%	5.6%	(2.3)%	(41.1)%

Direct premiums and escrow fees were $353.8 million and $984.7 million for the three and nine months ended September 30, 2011, respectively, decreases of $4.1 million, or 1.1%, and $33.5 million, or 3.3%, when compared with the respective periods of the prior year. These decreases were due to a decline in the number of title orders closed by the Company’s direct operations, partially offset by an increase in the average revenues per order closed. The decrease in direct title orders closed reflected the decline in mortgage originations for the three and nine months ended September 30, 2011 when compared with the respective periods of the prior year. The increase in the average revenues per order closed was primarily due to an increase in the mix of direct revenues generated from higher premium resale and commercial transactions and from increased revenues from the Company’s international operations for the three and nine months ended September 30, 2011 when compared with the respective periods of the prior year. The Company’s direct title operations closed 226,600 and 667,800 title orders during the three and nine months ended September 30, 2011, respectively, decreases of 18.1% and 14.7% when compared with same periods of the prior year. The average revenues per order closed were $1,561 and $1,474 for the three and nine months ended September 30, 2011, respectively, increases of 20.7% and 13.4% when compared with the respective periods of the prior year.

Agent premiums were $366.0 million and $1.1 billion for the three and nine months ended September 30, 2011, respectively, decreases of $30.1 million, or 7.6%, and $18.3 million, or 1.6% when compared with the three and nine months ended September 30, 2010, respectively. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, third quarter agent premiums primarily reflect second quarter mortgage origination activity. The decrease in agent premiums quarter over quarter was consistent with the decrease in the Company’s direct premiums and escrow fees in the second quarter of 2011 as compared with the second quarter of 2010. The Company continually analyzes the terms and profitability of its title agency relationships, seeking amendments when warranted. Amendments include, among others, changing the percentage of premiums retained by the agent and the deductible paid by the agent on claims; if changes to the agreements cannot be made, the Company may elect to terminate certain agreements.

Information and other revenues, which primarily consists of revenues generated from fees associated with title search and related reports, title and other real property records and images, and other non-insured settlement services, were $160.2 million and $466.5 million for the three and nine months ended September 30, 2011, respectively, increases of $7.0 million, or 4.6%, and $15.1 million, or 3.3%, when compared with the same periods of the prior year. The increase for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 was primarily attributable to an increase in refinance activity in the Company’s Canadian operations. The increase for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010 was primarily due to higher demand for the Company’s title plant information and increased refinance activity in the Company’s Canadian operations.

Net realized investment gains totaled $2.1 million and $0.1 million for the three and nine months ended September 30, 2011, respectively. Net realized investment losses totaled $0.6 million for the three months ended September 30, 2010 and net realized investment gains totaled $10.8 million for the nine months ended September 30, 2010. These totals primarily reflected the net realized gains from the sales of investment securities and fixed assets, partially offset by impairments recorded on certain non-marketable investments and notes receivable. The decrease in net realized investment gains for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010 was primarily attributable to lower gains from the sales of investment securities and a higher level of impairments recorded in the current year period when compared to the prior year period.

Net other-than-temporary impairment losses recognized in earnings totaled $3.9 million and $5.2 million for the three and nine months ended September 30, 2011, respectively. Net other-than-temporary impairment losses recognized in earnings totaled $1.9 million and $7.0 million for the three and nine months ended September 30, 2010, respectively. The increase in other-than-temporary impairment losses for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 reflected an increase in impairment losses on debt securities. The decrease in other-than-temporary impairment losses for the nine months ended September 30, 2011 when compared to the comparable period in 2010 reflected a reduction in impairment losses on equity securities.

The fair value of the Company’s investment in CoreLogic’s common stock, which is held in the title insurance and services segment and the corporate division, experienced a significant decline during the third quarter of 2011. Based on the factors considered, the Company’s opinion is the decline in the fair value of CoreLogic’s common stock is not other-than-temporary; therefore, the unrealized loss of $72.3 million was recorded in accumulated other comprehensive loss on the Company’s condensed consolidated balance sheet. The factors considered by the Company include, but are not limited to, (i) the fair value of the common stock has been below cost for less than twelve months, (ii) the Company has the ability and intent to hold the common stock for a period of time sufficient to allow for recovery, (iii) CoreLogic’s committee of independent directors is in the process of exploring options aimed at enhancing shareholder value, which the Company views as a positive factor, even though the impact of this evaluation is uncertain. It is possible that the Company could recognize other-than-temporary impairment related to its CoreLogic common stock if future events or information cause it to determine that the decline in value is other-than-temporary. The Company will continue to closely monitor and regularly review its investment in CoreLogic common stock.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two competing factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $279.0 million and $817.4 million for the three and nine months ended September 30, 2011, respectively, decreases of $6.1 million, or 2.1%, and $13.9 million, or 1.7%, when compared with the same periods of the prior year. These decreases were primarily due to a decrease in domestic headcount and reduced costs related to employee benefit plans. Partially offsetting these reductions was an increase in commission expenses, primarily due to the increase in commercial revenue.

Agents retained $293.6 million and $893.4 million of title premiums generated by agency operations for the three and nine months ended September 30, 2011, respectively, which compared with $319.8 million and $913.7 million for the same periods of the prior year. The percentage of title premiums retained by agents was 80.2% for the three and nine months ended September 30, 2011 and 80.7% for the three and nine months ended September 30, 2010. The improvement in the agent retention percentage for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010 was primarily due to the geographic mix of agency revenues and an improvement in the agency splits, on both existing and new agency relationships. The improvement in the agent retention percentage for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010 was primarily due to a large commercial deal that closed during the first quarter of 2011 with a favorable agent split. The Company continues to focus on improving its agent retention by negotiating better splits as new agents are signed or as contracts come up for renewal.

Other operating expenses for the title insurance and services segment were $174.0 million and $526.0 million for the three and nine months ended September 30, 2011, respectively, decreases of $8.7 million, or 4.8%, and $22.0 million, or 4.0%, when compared with the same periods of the prior year. These decreases were primarily attributable to lower furniture and equipment related lease costs due to several lease buyouts that occurred during 2010, lower office related expenses resulting from the Company’s consolidation and closure of certain title offices and a reduction in consulting expenses. These decreases were partially offset by an increase in production related expenses in the Company’s commercial, default and international businesses, and by higher legal expenses.

The provision for policy losses and other claims as a percentage of title insurance premiums and escrow fees was 9.7% and 9.8% for the three and nine months ended September 30, 2011, respectively, compared with 6.6% and 6.4% for the respective three and nine month periods of the prior year. The current quarter rate of 9.7% reflects an ultimate loss rate of 5.8% for the current policy year, and includes $14.7 million in unfavorable development for prior policy years, primarily 2007, and a $13.0 million charge in connection with Bank of America’s pending lawsuit against the Company. The current nine month period rate of 9.8% reflects a $45.3 million reserve strengthening adjustment recorded in the first quarter of 2011 related to a guaranteed valuation product offered in Canada that experienced a meaningful increase in claims activity during the first quarter of 2011. The Company also recorded a charge of $14.6 million in the first quarter of 2011, which reflected adverse development for certain prior policy years, primarily policy year 2007.

With regard to the Bank of America lawsuit, the Company, after performing a detailed analysis on the claims that are the subject of the lawsuit, estimated its financial exposure to be between $13.0 million and $42.0 million and determined that the best estimate of its financial exposure is $13.0 million. The Company has offered to settle the lawsuit for $13.0 million. Accordingly, the Company recorded a $13.0 million charge to provision for policy losses and other claims during the third quarter of 2011. The amount recorded does not reflect any recovery the Company may receive from Fiserv or the Company’s insurance carriers. For additional discussion regarding the Bank of America lawsuit see Note 15 Litigation and Regulatory Contingencies to the condensed consolidated financial statements.

Premium taxes were $30.8 million and $25.1 million for the nine months ended September 30, 2011 and 2010, respectively. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.5% and 1.2% for the nine months ended September 30, 2011 and 2010, respectively. The increase in premium taxes as a percentage of title insurance premiums and escrow fees in the current year period was primarily attributable to incremental premium taxes paid in the current year period related to a state audit and a non-cash amount recorded in the current quarter to adjust the accrued premium tax liability.

In general, the title insurance business is a lower profit margin business when compared to the Company’s specialty insurance segment. The lower profit margins reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinance transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margins for the three and nine months ended September 30, 2011 were 5.4% and 3.3%, respectively, compared with pre-tax margins of 6.5% and 5.6% for the three and nine months ended September 30, 2010, respectively.

Specialty Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenues
Direct premiums	$71,453	$69,426	$2,027	2.9%	$205,919	$203,366	$2,553	1.3%
Investment income	2,635	2,974	(339)	(11.4)	7,710	9,155	(1,445)	(15.8)
Net realized investment gains	195	2,174	(1,979)	(91.0)	1,131	1,871	(740)	(39.6)
Net other-than-temporary impairment losses recognized in earnings	—	—	—	—	—	(111)	111	100.0

	74,283	74,574	(291)	(0.4)	214,760	214,281	479	0.2

Expenses
Personnel costs	13,578	12,769	809	6.3	37,968	40,222	(2,254)	(5.6)
Other operating expenses	8,976	10,436	(1,460)	(14.0)	28,193	31,981	(3,788)	(11.8)
Provision for policy losses and other claims	42,639	36,904	5,735	15.5	112,746	102,240	10,506	10.3
Depreciation and amortization	1,046	1,057	(11)	(1.0)	3,139	4,203	(1,064)	(25.3)
Premium taxes	1,354	1,158	196	16.9	3,563	3,233	330	10.2
Interest	5	4	1	25.0	14	14	—	—

	67,598	62,328	5,270	8.5	185,623	181,893	3,730	2.1

Income before income taxes	$6,685	$12,246	$(5,561)	(45.4)%	$29,137	$32,388	$(3,251)	(10.0)%

Margins	9.0%	16.4%	(7.4)%	(45.1)%	13.6%	15.1%	(1.5)%	(9.9)%

Direct premiums were $71.5 million and $205.9 million for the three and nine months ended September 30, 2011, respectively, increases of $2.0 million, or 2.9%, and $2.6 million, or 1.3%, when compared with the same periods of the prior year. The increases were primarily driven by higher volumes at both the home warranty and property and casualty divisions.

Investment income for the segment totaled $2.6 million and $7.7 million for the three and nine months ended September 30, 2011, respectively, decreases of $0.3 million, or 11.4%, and $1.4 million, or 15.8%, when compared with the same periods of the prior year. These decreases primarily reflected a decrease in interest income earned from the investment portfolio reflecting a decline in yields and average balances.

Net realized investment gains totaled $0.2 million and $1.1 million for the three and nine months ended September 30, 2011, respectively, compared with net realized investment gains of $2.2 million and $1.9 million for the same respective periods of the prior year. The net realized investment gains and losses for all periods reflected the net gains and losses on sales of investment securities.

Personnel costs and other operating expenses were $22.6 million and $66.2 million for the three and nine months ended September 30, 2011, respectively, decreases of $0.7 million, or 2.8%, and $6.0 million, or 8.4%, when compared with the same periods of the prior year. The decrease for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010 was primarily related to a reduction in market service fees in the home warranty division, various personnel cost reductions for the segment, the consolidation of service center costs in the home warranty division and lower agent commission expense in the property and casualty division.

For the home warranty business, the provision for home warranty claims expressed as a percentage of home warranty premiums was 56.7% for the current nine month period and 51.6% for the same period of the prior year. This increase in rate was due to an increase in severity of claims and a greater number of claims incidents. For the property and casualty business, the provision for property and casualty claims expressed as a percentage of property and casualty insurance premiums was 52.0% for the current nine month period, an increase when compared with 48.6% for the same period of the prior year. This increase was primarily due to higher routine or non-event core losses, which were partially offset by lower winter storm losses.

Premium taxes were $3.6 million and $3.2 million for the nine months ended September 30, 2011 and 2010, respectively. Premium taxes as a percentage of specialty insurance segment premiums were 1.7% and 1.6% for the current nine month period and for the same period of the prior year, respectively.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and, therefore, generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margins for the current three and nine month periods were 9.0% and 13.6%, respectively, compared with pre-tax margins of 16.4% and 15.1% for the three and nine months ended September 30, 2010, respectively.

Corporate

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change
Revenues
Investment (losses) income	$(4,503)	$4,861	$(9,364)	(192.6)%	$(1,189)	$5,048	$(6,237)	(123.6)%
Net realized investment losses	(1,577)	(93)	(1,484)	N/M [1]	(3,367)	(520)	(2,847)	(547.5)

	(6,080)	4,768	(10,848)	(227.5)	(4,556)	4,528	(9,084)	(200.6)

Expenses
Personnel costs	1,246	9,825	(8,579)	(87.3)	19,179	20,153	(974)	(4.8)
Other operating expenses	6,271	7,540	(1,269)	(16.8)	18,351	20,666	(2,315)	(11.2)
Depreciation and amortization	919	944	(25)	(2.6)	2,673	2,005	668	33.3
Interest	2,655	2,741	(86)	(3.1)	7,797	4,751	3,046	64.1

	11,091	21,050	(9,959)	(47.3)	48,000	47,575	425	0.9

Loss before income taxes	$(17,171)	$(16,282)	$(889)	(5.5)%	$(52,556)	$(43,047)	$(9,509)	(22.1)%

(1)	Not meaningful

Investment losses totaled $4.5 million and $1.2 million for the three and nine months ended September 30, 2011, respectively, compared with investment income of $4.9 million and $5.0 million for the three and nine months ended September 30, 2010, respectively. These decreases were primarily due to the Company recording losses on investments associated with its deferred compensation plan for the three and nine months ended September 30, 2011, as compared with gains that it recorded in the same periods of the prior year.

Net realized investment losses totaled $1.6 million and $3.4 million for the three and nine months ended September 30, 2011, respectively, which were primarily related to the impairments of a non-marketable investment and a corporate fixed asset.

Corporate personnel costs totaled $1.2 million and $19.2 million for the three and nine months ended September 30, 2011, respectively, decreases of $8.6 million and $1.0 million when compared with the respective periods of the prior year. These decreases were primarily due to a decrease in costs associated with the Company’s deferred compensation plan. The decrease in costs associated with the Company’s deferred compensation plan was offset by the loss earned on investments associated with the deferred compensation plan, as discussed above. The decrease in personnel costs for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2011 was partially offset by a higher level of corporate personnel costs following the Separation when compared to the amounts allocated from TFAC prior to the Separation. Following the Separation, the Company is a separate publicly traded company, which resulted in a higher level of corporate costs.

Other operating expenses were $6.3 million and $18.4 million for the three and nine months ended September 30, 2011, respectively, decreases of $1.3 million and $2.3 million when compared with the same periods of the prior year. These decreases were primarily attributable to a decline in professional services costs.

Interest expense totaled $2.7 million and $7.8 million for the three and nine months ended September 30, 2011, a decrease of $0.1 million when compared to the three months ended September 30, 2010, and an increase of $3.0 million when compared with the nine months ended September 30, 2010. Interest expense prior to the Separation related to draws made in 2008 used for the operations of the Company’s businesses in the amount of $140.0 million under TFAC’s credit agreement that was allocated to the Company. In connection with the Separation, the Company borrowed $200.0 million under its credit facility and paid off the allocated portion of TFAC’s debt. Interest expense increased for the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010 because the Company’s credit facility bears interest at a higher rate than the allocated portion of TFAC’s debt. Additionally, $3.2 million of interest expense related to intercompany notes payable to the title insurance and specialty segments was included for the nine months ended September 30, 2011 compared to $0.9 million of interest expense for the nine months ended September 30, 2010.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the condensed consolidated financial statements. The Company’s inter-segment eliminations were not material for the three and nine months ended September 30, 2011 and 2010.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 44.6% and 40.5% for the three and nine months ended September 30, 2011, respectively, and 40.4% and 40.9% for the same periods of the prior year. The differences between the U.S. federal statutory rate of 35% and the effective rates were primarily attributable to losses in foreign jurisdictions for which no tax benefit was provided, and the impact of state taxes.

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

During the current quarter, the Company recorded a valuation allowance of $20.9 million against certain of its deferred tax assets. Specifically, management determined that it was not more likely than not that a portion of its tax capital loss carryforward will be realized prior to its expiration date, as the result of significant market value declines in its equity securities portfolio during the current quarter. Application of the accounting guidance related to intraperiod tax allocations resulted in recording the valuation allowance in other comprehensive income.

The Company continues to monitor the realizability of recognized losses, impairment losses, and unrecognized losses for which there is no associated valuation allowance, recorded through September 30, 2011. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations, among other factors.

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income was $21.3 million and $38.2 million for the three and nine months ended September 30, 2011, respectively, and $33.3 million and $81.2 million for the three and nine months ended September 30, 2010, respectively. Net income attributable to the Company for the three and nine months ended September 30, 2011 was $21.0 million, or $0.20 per diluted share, and $38.0 million, or $0.36 per diluted share, respectively. Net income attributable to the Company for the three and nine months ended September 30, 2010 was $33.1 million, or $0.31 per diluted share, and $80.7 million, or $0.76 per diluted share, respectively. Net income attributable to noncontrolling interests was $0.3 million and $0.2 million for the three and nine months ended September 30, 2011, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2010, respectively.

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

Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. As of September 30, 2011, under such regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries for the remainder of 2011 was $144.7 million. Such restrictions have not had, nor are they expected to have, an impact on the Company’s ability to meet its cash obligations.

Cash provided by operating activities amounted to $26.2 million and $25.4 million for the nine months ended September 30, 2011 and 2010, respectively, after net claim payments of $354.2 million and $339.9 million, respectively. The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2011 were additions to the investment portfolio, net reduction in deposit balances at the Company’s banking operations, repayment of debt, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2011 were proceeds from the sales and maturities of debt and equity securities, proceeds from CoreLogic repaying its note receivable in full and paydowns in loans receivable. The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2010 were additions to the investment portfolio, capital expenditures, repayment of debt (to TFAC and third parties), and the cash distribution to TFAC upon the Separation. The most significant nonoperating sources of cash and cash equivalents were proceeds from issuance of debt (to TFAC and third parties), net increase in deposits and proceeds from the sales and maturities of debt and equity securities. The net effect of all activities on total cash and cash equivalents was a decrease of $97.8 million for the nine months ended September 30, 2011, and an increase of $111.5 million for the nine months ended September 30, 2010.

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. As of September 30, 2011, no common stock had been repurchased by the Company under the plan.

Financing. On April 12, 2010, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and a syndicate of lenders. The credit agreement is comprised of a $400.0 million revolving credit facility. The revolving loan commitments terminate on the third anniversary of the date of closing, or June 1, 2013. On June 1, 2010, the Company borrowed $200.0 million under the facility and transferred such funds to CoreLogic, as previously contemplated in connection with the Separation. Proceeds may also be used for general corporate purposes. At September 30, 2011, the interest rate associated with the $200.0 million borrowed under the facility is 3.00%. At September 30, 2011, the Company is in compliance with the covenants under the credit agreement.

Notes and contracts payable as a percentage of total capitalization was 12.3 % and 12.8% at September 30, 2011 and December 31, 2010, respectively.

Investment Portfolio. As of September 30, 2011, the Company’s debt and equity investment securities portfolio consists of approximately 90% of fixed income securities. As of that date, over 71% of the Company’s fixed income investments are held in securities that are United States government-backed or rated AAA, and approximately 98% of the fixed income portfolio is rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on Standard & Poor’s Ratings Group (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

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

September 30, 2011	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade/Not Rated
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	100.0%	0.0%	0.0%
Foreign bonds	100.0%	0.0%	0.0%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed securities	00.0%	0.0%	100.0%
Corporate debt securities	93.0%	7.0%	0.0%
Preferred stock	13.0%	87.0%	0.0%

	91.0%	1.0%	8.0%

Substantially all securities in the Company’s non-agency mortgage-backed portfolio are senior tranches and were investment grade at the time of purchase, however all have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on S&P’s and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected. All amounts and ratings are as of September 30, 2011.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade/Not Rated
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$5,978	$4,377	0.0%	0.0%	100.0%
2006	6	20,672	13,283	0.0%	0.0%	100.0%
2005	1	4,280	3,819	0.0%	0.0%	100.0%
Alt-A single family residential:
2007	2	17,334	13,581	0.0%	0.0%	100.0%

	10	$48,264	$35,060	0.0%	0.0%	100.0%

As of September 30, 2011, none of the non-agency mortgage-backed securities were on negative credit watch by S&P or Moody’s.

The Company assessed its non-agency mortgage-backed securities portfolio to determine what portion of the portfolio, if any, is other-than-temporarily impaired at September 30, 2011. Management’s analysis of the portfolio included its expectations of the future performance of the underlying collateral, including, but not limited to, prepayments, defaults and loss severity assumptions. In developing these expectations, the Company utilized publicly available information related to individual assets, analysts’ expectations on the expected performance of similar underlying collateral and certain of CoreLogic’s securities, loans and property data and market analytic tools. As a result of the Company’s security-level review, it recognized total other-than-temporary impairments of $7.9 million and $9.1 million on its non-agency mortgage-backed securities for the three and nine months ended September 30, 2011, respectively, of which $3.9 million and $5.2 million of other-than-temporary impairment losses were considered to be credit related and were recognized in earnings for the three and nine months ended September 30, 2011, respectively, while $3.9 million of other-than-temporary impairment losses were considered to be related to factors other than credit and were therefore recognized in other comprehensive income for the three and nine months ended September 30, 2011. The amounts remaining in other comprehensive income should not be recorded in earnings because the losses were not considered to be credit related based on the Company’s other-than-temporary impairment analysis as discussed above.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements. The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $3.57 billion and $3.03 billion at September 30, 2011 and December 31, 2010, respectively, of which $1.1 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated balance sheets, in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $2.8 billion and $2.9 billion at September 30, 2011 and December 31, 2010, respectively, and were held or managed by First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not the Company’s assets under generally accepted accounting principles and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

Like-kind exchange funds held by the Company totaled $398.5 million and $609.9 million at September 30, 2011 and December 31, 2010, respectively, of which $92.9 million and $408.8 million, respectively, were held at the Company’s subsidiary, First Security Business Bank (“FSBB”). The amount of like-kind exchange funds held at FSBB decreased at September 30, 2011 when compared to December 31, 2010 due to the Company’s decision, during the third quarter of 2011, to eliminate like-kind exchange deposits as a funding source for FSBB. The like-kind exchange deposits held at FSBB are included in the accompanying condensed consolidated balance sheets in cash and cash equivalents with offsetting liabilities included in deposits. The remaining exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company under generally accepted accounting principles and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in bank deposits with FDIC insured institutions. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of September 30, 2011, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a substantial majority of these lawsuits, however, it is not possible to assess the probability of loss. Most of these lawsuits are putative class actions which require a plaintiff to satisfy a number of procedural requirements before proceeding to trial. These requirements include, among others, demonstration to a court that the law proscribes in some manner the Company’s activities, the making of factual allegations sufficient to suggest that the Company’s activities exceeded the limits of the law and a determination by the court—known as class certification—that the law permits a group of individuals to pursue the case together as a class. If these procedural requirements are not met, either the lawsuit cannot proceed or, as is the case with class certification, the plaintiffs lose the financial incentive to proceed with the case (or the amount at issue effectively becomes de minimus). Frequently, a court’s determination as to these procedural requirements is subject to appeal to a higher court. As a result of, among other factors, ambiguities and inconsistencies in the myriad laws applicable to the Company’s business and the uniqueness of the factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss until a court has finally determined that a plaintiff has satisfied applicable procedural requirements.

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

•

purchased minority interests in title insurance agents as an inducement to refer title insurance underwriting business to the Company or gave items of value to title insurance agents and others for referrals of business, in each case in violation of the Real Estate Settlement Procedures Act, including

•	Edwards v. First American Financial Corporation, filed on June 12, 2007 and pending in the United States District Court for the Central District of California, and

•	Galiano v. First American Title Insurance Company, et al., filed on February 8, 2008 and pending in the United States District Court for the Eastern District of New York.

Galiano is a putative class action for which a class has not been certified. In Edwards a narrow class has been certified. The United States Supreme Court is reviewing whether the Edwards plaintiff has the legal right to sue. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss.

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

Katin is a putative class action. A class has been certified in Gale. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

All of these lawsuits, except Sjobring, are putative class actions for which a class has not been certified. In Sjobring a class has been certified, however that ruling is subject to an appeal. Consequently, for the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

In June and July 2011, the Company, Bank of America and Fiserv concluded the first two stages of a three stage non-binding mediation process. Though the process was expected to conclude at the end of August 2011, the parties agreed to delay the final stage of the process until the fourth quarter of 2011.

In preparation for the final stage of the mediation process, the Company performed a detailed analysis on the claims that are the subject of the lawsuit. As a result of this effort, the Company estimated its financial exposure to be between $13.0 million and $42.0 million and determined that the best estimate of its financial exposure is $13.0 million. The Company has offered to settle the lawsuit for $13.0 million. Accordingly, the Company recorded a $13.0 million adjustment during the third quarter of 2011 to reserve for known and incurred but not reported claims on the condensed consolidated balance sheet. The amount recorded does not reflect any recovery the Company may receive from Fiserv or the Company’s insurance carriers.

If the plaintiff does not accept the settlement offer the ultimate outcome of this lawsuit is subject to a number of uncertainties, including (a) the amount of responsibility that a court may apportion to Fiserv, (b) whether a court determines that the defendants are entitled to certain documents requested as part of the claims submission process, (c) the contents of those documents, (d) whether a court interprets the measure of loss and other provisions of the title insurance policies and other agreements that are the subject of the lawsuit in a manner consistent with the Company’s understanding, (d) whether a court makes factual determinations that are consistent with the assumptions used in, and the conclusions drawn from, the analysis mentioned above and (e) the outcome of future mediation efforts, if any. If these uncertainties are resolved in a manner that is unfavorable to the Company, the ultimate resolution of this lawsuit could have a material adverse effect on the Company’s financial condition, results of operations, cash flows or liquidity.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of September 30, 2011 are approximately $0.9 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

4. A downgrade by ratings agencies, reductions in statutory surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A3” by Moody’s, “A-” by Fitch, “BBB+” by Standard & Poor’s and “A-” by A.M. Best. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The Company’s principal title insurance underwriter maintained approximately $816.5 million of statutory surplus capital as of September 30, 2011. The current minimum statutory surplus capital required to be maintained by California law is $500,000. Accordingly, if the ratings or statutory surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

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

6. The use of title agents exposes the Company to certain risks

The Company’s title insurance subsidiaries issue a significant portion of their policies through title agents that operate with a substantial degree of independence from the Company. While these title agents are subject to certain contractual limitations that are designed to limit the Company’s risk with respect to their activities, there is no guarantee that the agents will fulfill their contractual obligations to the Company. In addition, regulators are increasingly seeking to hold the Company responsible for the actions of these title agents and, under certain circumstances, the Company may be held liable directly to third parties for actions or omissions of these agents. As a result, the Company’s use of title agents could result in increased claims on the Company’s policies issued through agents and an increase in other costs and expenses.

7. Changes in government regulation could prohibit or limit the Company’s operations, make it more burdensome to conduct such operations or result in decreased demand for the Company’s products and services

Many of the Company’s businesses, including its title insurance, property and casualty insurance, home warranty, banking, trust and investment businesses, are regulated by various federal, state, local and foreign governmental agencies.

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

8. Scrutiny of the Company’s businesses and the industries in which it operates by governmental entities and others could adversely affect its operations and financial condition

The real estate settlement services industry, an industry in which the Company generates a substantial portion of its revenue and earnings, has become subject to heightened scrutiny by regulators, legislators, the media and plaintiffs’ attorneys. Though often directed at the industry generally, these groups may also focus their attention directly on the Company’s businesses. In either case, this scrutiny may result in changes which could adversely affect the Company’s operations and, therefore, its financial condition and liquidity.

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

9. Reform of government-sponsored enterprises could negatively impact the Company

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

10. The Company may find it difficult to acquire necessary data

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

11. Regulation of title insurance rates could adversely affect the Company’s results of operations

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

12. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of September 30, 2011, under such regulations, the maximum amount of dividends, loans and advances available for the remainder of 2011 from these insurance subsidiaries was $144.7 million.

13. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend, among other factors, upon the future performance of assets held in trust for the plan. The pension plan was underfunded as of September 30, 2011 by approximately $92.2 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings and expenses require adjustment. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

14. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70 to 80 percent of claim amounts become known in the first five years of the policy life, and the majority of IBNR reserves relate to the five most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than five years, while possible, is not considered reasonably likely. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last five policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $96.3 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

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

20. The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income securities (including mortgage-backed securities) and, as of September 30, 2011, common stock of CoreLogic with a cost basis of $167.6 million and an estimated fair value of $95.3 million that was issued to the Company in connection with its spin-off separation from CoreLogic. The investment portfolio also includes money-market and other short-term investments, as well as some preferred and other common stock. Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk. Because a substantial proportion of the portfolio consists of the common stock of a single issuer, CoreLogic, the risk of loss in the portfolio also is impacted by factors that influence the value of CoreLogic’s stock, including, but not limited to, CoreLogic’s financial results and the market’s perception of CoreLogic’s and its industry’s prospects. Additionally, the risk of loss associated with the portfolio is increased during periods, such as the present period, of instability in credit markets and economic conditions. If the carrying value of the investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of the investments, which could have a material adverse effect on the Company’s results of operations, statutory surplus and financial condition.

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

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

By	/s/ Dennis J. Gilmore
Dennis J. Gilmore Chief Executive Officer (Principal Executive Officer)

By	/s/ Max O. Valdes
Max O. Valdes Chief Financial Officer (Principal Financial Officer)

Date: November 2, 2011

EXHIBIT INDEX

Exhibit No.	Description	Location

*10.1	Employment Agreement, dated August 30, 2011, between First American Financial Corporation and Dennis J. Gilmore.	Attached.

*10.2	Employment Agreement, dated August 30, 2011, between First American Financial Corporation and Kenneth D. DeGiorgio.	Attached.

*10.3	Employment Agreement, dated August 30, 2011, between First American Financial Corporation and Max O. Valdes.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.