Form 10-K
period 2011-12-31
First American Financial Corp
filed 2012-02-27
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was $1,626,920,063.

On February 15, 2012, there were 105,445,082 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2012 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	SAVINGS TO BE ACHIEVED THROUGH EXPENSE MANAGEMENT EFFORTS;

•	THE COMPANY’S PURSUIT OF TARGETED GROWTH OPPORTUNITIES AND EVALUATION OF ADJACENT, COMPLIMENTARY BUSINESS SPACES;

•	THE EFFECT OF A DECREASE IN PRODUCTS OR SERVICES PURCHASED BY OR FOR THE BENEFIT OF THE COMPANY’S MOST SIGNIFICANT CUSTOMERS;

•	FUTURE ACTIONS TO BE TAKEN IN CONNECTION WITH THE COMPANY’S REVIEW OF ITS AGENCY RELATIONSHIPS;

•	INTERNATIONAL EXPANSION AND THE ACCEPTANCE OF TITLE INSURANCE INTERNATIONALLY;

•	THE COMPANY’S CONTINUED PRACTICE OF ASSUMING AND CEDING LARGE TITLE INSURANCE RISKS THROUGH REINSURANCE;

•	THE COMPETITIVE IMPORTANCE OF PRICE AND QUALITY AND TIMELINESS OF SERVICE;

•	CONTINUED PRICE ADJUSTMENTS;

•	THE ADEQUACY OF THE ALLOWANCE AGAINST FORESEEABLE LOAN LOSSES;

•	THE LIKELIHOOD OF CHANGES IN EXPECTED ULTIMATE LOSSES AND CORRESPONDING LOSS RATES AND RELATED ASSUMPTIONS;

•	THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;

•	FUTURE PAYMENT OF DIVIDENDS;

•	THE HOLDING OF AND EXPECTED CASH FLOW FROM DEBT SECURITIES AND ASSUMPTIONS RELATING THERETO;

•	POTENTIAL FUTURE IMPAIRMENT CHARGES AND RELATED ASSUMPTIONS;

•	THE COMPANY’S INTENTIONS WITH RESPECT TO ITS INVESTMENT IN CORELOGIC STOCK;

•	THE EFFECT OF PENDING ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;

•	THE IMPACT OF UNCERTAINTY IN GENERAL ECONOMIC CONDITIONS AND TIGHT MORTGAGE CREDIT;

•	CONTINUED DECLINES IN FORECLOSURE REVENUES, COSTS ASSOCIATED WITH DEFENDING INSURED’S TITLE TO FORECLOSED PROPERTIES, AND THE IMPACT OF FORECLOSURE MATTERS ON THE COMPANY;

•	THE COMPANY’S CONTINUED MONITORING OF ORDER VOLUMES AND RELATED STAFFING LEVELS, AND ADJUSTMENTS TO STAFFING LEVELS AS NECESSARY;

•	UNCERTAINTY AND VOLATILITY IN THE CURRENT ECONOMIC ENVIRONMENT AND ITS EFFECT ON TITLE CLAIMS;

•	THE VARIANCE BETWEEN ACTUAL CLAIMS EXPERIENCE AND PROJECTIONS AND FUTURE RESERVE ADJUSTMENTS BASED ON UPDATED ESTIMATES OF FUTURE CLAIMS;

•	IMPROVEMENT OF SPECIALTY INSURANCE PROFIT MARGINS AS REVENUES INCREASE;

•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS;

•	THE TIMING OF CLAIM PAYMENTS;

•	EXPECTED MATURITY DATES OF CERTAIN ASSETS AND LIABILITIES THAT ARE SENSITIVE TO CHANGES IN INTEREST RATES;

•	THE UNITED STATES GOVERNMENT’S COMMITMENT TO ENSURING THAT FANNIE MAE AND FREDDIE MAC HAVE SUFFICIENT CAPITAL TO PERFORM UNDER GUARANTEES ISSUED AND TO MEET THEIR DEBT OBLIGATIONS;

•	ASSUMPTIONS UNDERLYING GOODWILL VALUATIONS;

•

THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES, POTENTIAL TAX PROVISIONS IN CONNECTION WITH THE EARNINGS OF FOREIGN SUBSIDIARIES AND THE ADEQUACY OF TAX AND RELATED INTEREST ESTIMATES IN CONNECTION WITH EXAMINATIONS BY TAX AUTHORITIES;

•	NET ACTUARIAL LOSS AND PRIOR SERVICE CREDIT RELATING TO PENSION PLANS;

•	EXPECTED BENEFIT AND PENSION PLAN CONTRIBUTIONS, PAYMENTS AND INVESTMENT STRATEGY AND RETURN ASSUMPTIONS;

•	COMPENSATION COST RECOGNITION; AND

•	RESERVES FOR LIABILITIES ALLOCATED TO THE COMPANY IN CONNECTION WITH THE SEPARATION FROM THE FIRST AMERICAN CORPORATION,

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE:

•	INTEREST RATE FLUCTUATIONS;

•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;

•	VOLATILITY IN THE CAPITAL MARKETS;

•	UNFAVORABLE ECONOMIC CONDITIONS;

•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;

•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;

•	CHANGES IN APPLICABLE GOVERNMENT REGULATIONS;

•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;

•	REGULATION OF TITLE INSURANCE RATES;

•	REFORM OF GOVERNMENT-SPONSORED MORTGAGE ENTERPRISES;

•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;

•	PRODUCT MIGRATION;

•	CHANGES RESULTING FROM INCREASES IN THE SIZE OF THE COMPANY’S CUSTOMERS;

•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY SURPLUSES;

•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;

•	EXPENSES OF AND FUNDING OBLIGATIONS TO THE PENSION PLAN;

•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;

•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;

•	SYSTEMS INTERRUPTIONS AND INTRUSIONS, WIRE TRANSFER ERRORS OR UNAUTHORIZED DATA DISCLOSURES;

•	INABILITY TO REALIZE THE BENEFITS OF THE COMPANY’S OFFSHORE STRATEGY;

•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS; AND

•	OTHER FACTORS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K.

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

The Company has its executive offices at 1 First American Way, Santa Ana, California 92707-5913. The Company’s telephone number is (714) 250-3000.

General

The Company, through its subsidiaries, is engaged in the business of providing financial services through its title insurance and services segment and its specialty insurance segment. The title insurance and services segment provides title insurance, closing and/or escrow services and similar or related services domestically and internationally in connection with residential and commercial real estate transactions. It also maintains, manages and provides access to title plant records and images and provides banking, trust and investment advisory services. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. In addition, our corporate function consists of certain financing facilities as well as the corporate services that support our business operations. Financial information regarding these business segments and the corporate function is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements” of Part II of this report.

The substantial majority of our business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal. During the most recent real estate and mortgage cycle, we have primarily emphasized expense control and operational efficiency. However, in conjunction with our continuing efforts pertaining to operating efficiency, we are pursuing targeted growth opportunities and evaluating adjacent business spaces which are complimentary to our core title insurance and settlement services businesses.

Title Insurance and Services Segment

Our title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services, accommodates tax-deferred exchanges of real estate, maintains, manages and provides access to title plant records and images and provides banking, trust and investment advisory services. In 2011, 2010, and 2009 the Company derived 92.6%, 92.5%, and 93.1% of its consolidated revenues, respectively, from this segment.

Overview of Title Insurance Industry

In many instances mortgage lenders and purchasers of real estate desire to be protected from loss or damage in the event of defects in the title they acquire. Title insurance is a means of providing such protection.

Title Policies.    Title insurance policies insure the interests of owners or lenders against defects in the title to real property. These defects include adverse ownership claims, liens, encumbrances or other matters affecting title. Title insurance policies are issued on the basis of a title report, which is typically prepared after a search of one or more of public records, maps, documents and prior title policies to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. In certain limited instances, a visual inspection of the property is also made. To facilitate the preparation of title reports, copies and/or abstracts of public records, maps, documents and prior title policies may be compiled and indexed to specific properties in an area. This compilation is known as a “title plant.”

The beneficiaries of title insurance policies are usually real estate buyers and mortgage lenders. A title insurance policy indemnifies the named insured and certain successors in interest against title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions. The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price of the property. In some cases the policy might provide insurance in a greater amount where the buyer anticipates constructing improvements on the property. Coverage under a title insurance policy issued to a mortgage lender generally terminates upon repayment of the mortgage loan. Coverage under a title insurance policy issued to a buyer generally terminates upon the sale of the insured property.

Before issuing title policies, title insurers typically seek to limit their risk of loss by accurately performing title searches and examinations. The major expenses of a title company typically relate to such searches and examinations, the preparation of preliminary reports or commitments and the maintenance of title plants, and not from claim losses as in the case of property and casualty insurers.

The Closing Process.    Title insurance is essential to the real estate closing process in most transactions involving real property mortgage lenders. In a typical residential real estate sale transaction where title insurance is issued, a real estate broker, lawyer, developer, lender or closer involved in the transaction orders the title insurance on behalf of an insured. Once the order has been placed, a title insurance company or an agent typically conducts a title search to determine the current status of the title to the property. When the search is complete, the title insurer or agent prepares, issues and circulates a commitment or preliminary report to the parties to the transaction. The commitment or preliminary report identifies the conditions, exceptions and/or limitations that the title insurer intends to attach to the policy and identifies items appearing on the title that must be eliminated prior to closing.

The closing function, sometimes called an escrow in the western United States, is, depending on the local custom in the region, performed by a lawyer, an escrow company or a title insurance company or agent, generally referred to as a “closer.” Once documentation has been prepared and signed, and any required mortgage lender payoff demands are obtained, the transaction closes. The closer records the appropriate title documents and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued, typically insuring the priority of the mortgage of the real property mortgage lender in the amount of its mortgage loan and the buyer in the amount of the purchase price. The time between the opening of the title order and the issuance of the title policy is usually between 30 and 90 days. Before a closing takes place, however, the closer typically requests that the title insurer or agent provide an update to the commitment to discover any adverse matters affecting title and, if any are found, works with the seller to eliminate them so that the title insurer or agent issues the title policy subject only to those exceptions to coverage which are acceptable to the title insurer, the buyer and the buyer’s lender.

Issuing the Policy: Direct vs. Agency.    A title insurance policy can be issued directly by a title insurer or indirectly on behalf of a title insurer through agents, which may not themselves be licensed as insurers. Where the policy is issued by a title insurer, the search is performed by or on behalf of the title insurer, and the premium is collected and retained by the title insurer. Where the policy is issued by an agent, the agent typically performs the search, examines the title, collects the premium and retains a portion of the premium. The agent remits the remainder of the premium to the title insurer as compensation for the insurer bearing the risk of loss in the event a claim is made under the policy and for other services the insurer may provide. The percentage of the premium retained by an agent varies from region to region. A title insurer is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issues its policy directly or indirectly through an agent. Under certain circumstances the title insurer may seek recovery of all or a portion of this loss from the agent or its insurance carrier.

Premiums.    The premium for title insurance is typically due and earned in full when the real estate transaction is closed. Premiums generally are calculated with reference to the policy amount. The premium charged by a title insurer or an agent is subject to regulation in most areas. Such regulations vary from state to state.

Our Title Insurance Operations

Overview.    We conduct our title insurance and closing business through a network of direct operations and agents. Through this network, we issue policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. We also offer title insurance, closing services and similar or related products and services, either directly or through partners in foreign countries, including Canada, the United Kingdom and various other established and emerging markets as described in the “International Operations” section below.

Customers, Sales and Marketing.    We believe that three institutions, Bank of America Corporation, JPMorgan Chase & Co. and Wells Fargo & Company, together with their affiliates, originate approximately 50% of the mortgages in the United States. Each of these institutions purchases title insurance policies and other products and services from us. These institutions also benefit from products and services which are purchased for their benefit by others, such as title insurance policies purchased by borrowers as a condition to the making of a loan. The refusal of one or more of these institutions to purchase products and services from us or to accept our products and services that are to be purchased for their benefit could have a material adverse effect on the title insurance and services segment.

We distribute our title insurance policies and related products and services (directly as well as through our agents) through various channels. In our “distributed” channel, the direct distribution of our policies and related products and services occurs through local sales representatives located at hundreds of offices throughout the United States where real estate transactions are handled. Title insurance policies issued and other products and services delivered through this channel are primarily delivered in connection with sales and refinances of residential real property, although commercial transactions are also handled through this channel. We also distribute our title policies and related products and services through centralized channels, including a “commercial” channel that is focused on transactions involving commercial real estate, a “national lender” channel dedicated to refinance transactions involving large financial institutions, a “default” channel related to defaults and other pre-foreclosure activity, as well as foreclosures, and a “homebuilders” channel focused on newly constructed residential property.

Within each channel, our marketing efforts are focused on the primary sources of business referrals. For the distributed business, these are real estate agents and brokers, mortgage brokers, real estate attorneys, mortgage originators, homebuilders and escrow service providers. For the commercial channel we market primarily to investors, including real estate investment trusts, insurance companies and asset managers, as well as to law firms, commercial banks, investment banks, mortgage brokers and the owners of commercial real estate. In the national lender channel and the default channel our marketing efforts are focused on mortgage originators and servicers as well as governmental sponsored enterprises. We market primarily to homebuilders in the centralized homebuilder channel. Our marketing efforts emphasize our financial strength, the quality and timeliness of our services, process innovation and our national presence.

We supplement the efforts of our sales force with general advertising in various trade and professional journals.

Underwriting.    Before a title insurance policy is issued, a number of underwriting decisions are made. For example, matters of record revealed during the title search may require a determination as to whether an exception should be taken in the policy. We believe that it is important for the underwriting function to operate efficiently and effectively at all decision-making levels so that transactions may proceed in a timely manner. To perform this function, we have underwriters at the regional, divisional and corporate levels with varying levels of underwriting authority.

Agency Operations.    As described above, we issue title insurance policies directly as well as through a network of agents. Our agreements with our agents state the conditions under which the agent is authorized to issue title insurance policies on our behalf. The agency agreement also prescribes the circumstances under which the agent may be liable to us if a policy loss occurs. Such agency agreements typically are terminable without cause after a specified notice period has been met and are terminable immediately for cause. As is standard in our industry, our agents typically operate with a substantial degree of independence from us. We evaluate the profitability of our agency relationships on an ongoing basis, including a review of premium splits, deductibles and claims. As a result, from time to time we terminate or renegotiate the terms of many of our agency relationships.

In determining whether to engage an independent agent, we obtain information about the agent, including the agent’s experience and background. We maintain loss experience records for each agent and also maintain agent representatives and agent auditors. Our agents are typically subject to routine audit or examination. In addition to these routine examinations, an expanded examination typically will be triggered if certain “warning signs” are evident. Warning signs that can trigger an expanded examination include the failure to implement required accounting controls, shortages of escrow funds and failure to remit title insurance premiums on a timely basis. Adverse findings in an agency audit may result in various actions, including, if warranted, termination of the agency relationship.

International Operations.    We provide products and services in numerous countries outside of the United States, and our international operations accounted for approximately 9.9 percent of our title insurance and services segment revenues in 2011. Today we have direct operations and a physical presence in 12 countries including Canada and the United Kingdom. Additionally, we have partnered with leading local companies to provide services in many other countries. While reliable data are not available, we believe that we have the largest market share for title insurance outside of the United States. The Company’s revenues from external customers and long-lived assets are broken down between domestic and foreign operations in Note 23 Segment Financial Information to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

Our range of international products and services is designed to lower our clients’ risk profiles and reduce their operating costs through enhanced operational efficiencies. In established markets, primarily British Commonwealth countries, we have combined title insurance with unique processing offerings to enhance the speed and efficiency of the mortgage and conveyancing processes. In these markets we also offer products designed to mitigate risk and otherwise facilitate real estate transactions. As financial institutions worldwide face increased capital requirements and heightened risk management requirements, we believe that title insurance could become a more widely accepted loss mitigation tool internationally. As the demand for risk mitigation products and greater efficiency in the real estate settlement process continues to grow, we believe we are well situated to seize these opportunities because of our industry expertise, financial strength, existing international licenses and contacts around the world. For example, we are licensed or otherwise authorized to do business in over 25 countries and we have partnered with entities authorized to do business in various additional countries.

Our international operations present risks that may not exist to the same extent in our domestic operations, including those associated with differences in the nature of the products provided, the scope of coverage provided by those products and the manner in which risk is underwritten. Limited claims experience in foreign jurisdictions makes it more difficult to set prices and reserve rates. There may also be risks associated with differences in legal systems and/or unforeseen regulatory changes.

Title Plants.    Our network of title plants constitutes one of our principal assets. A title search is typically conducted by searching the abstracted information from public records or utilizing a title plant holding abstracted information from public records. While public title records generally are indexed by reference to the names of the parties to a given recorded document, our title plants primarily arrange their records on a geographic basis. Because of this difference, title plant records generally may be searched more efficiently, which we believe reduces the risk of errors associated with the search. Our title plants also index prior policies, adding to searching efficiency. Certain offices utilize jointly owned plants or utilize a plant under a joint user agreement with other title companies. In addition to these ownership interests, we are in the business of maintaining, managing and providing access to title plant records and images that may be owned by us or other parties. We believe that our title plants, whether wholly or partially owned or utilized under a joint user agreement, are among the best in the industry.

Reserves for Claims and Losses.    We provide for losses associated with title insurance policies and other risk based products based upon our historical experience and other factors by a charge to expense when the related premium revenue is recognized. The resulting reserve for incurred but not reported claims together with the reserve for known claims reflects management’s best estimate of the total costs required to settle all claims reported to us and claims incurred but not reported, and are considered to be adequate for such purpose. Each period the reasonableness of the estimated reserves is assessed; if the estimate requires adjustment, such an adjustment is recorded.

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

Competition.    The business of providing title insurance and related products and services is highly competitive. The number of competing companies and the size of such companies vary in the different areas in which we conduct business. Generally, in areas of major real estate activity, such as metropolitan and suburban localities, we compete with many other title insurers and agents. Our major nationwide competitors in our principal markets include Fidelity National Financial, Inc., Stewart Title Guaranty Company, Old Republic International Corporation, Lender Processing Services, Inc. and their affiliates. In addition to these national competitors, small nationwide, regional and local competitors, as well as numerous agency operations throughout the country, provide aggressive competition on the local level. Approximately 30 title insurance underwriters are currently members of the American Land Title Association, the title insurance industry’s national trade association. We are currently the second largest provider of title insurance in the United States, based on the most recent American Land Title Association market share data.

We believe that competition for title insurance and related products and services is based primarily on the price of the title insurance policy (except in states where a uniform price has been established by a regulator) and the price, quality and timeliness of the related products and services. Customer service is an important competitive factor because parties to real estate transactions are usually concerned with time schedules and costs associated with delays in closing transactions. In certain transactions, such as those involving commercial properties, financial strength is also important. As part of our on-going strategy, we regularly evaluate our pricing, and based on competitive, market and regulatory conditions and claims history, among other factors, intend to continue to adjust our prices as and where appropriate.

Trust and Investment Advisory Services.    Our federal savings bank subsidiary offers trust and investment advisory services, deposit services and asset management services. As of December 31, 2011, this company managed $1.5 billion of assets, administered fiduciary and custodial assets having a market value in excess of $2.8 billion, had assets of $1.2 billion, deposits of $1.1 billion and stockholder’s equity of $118.0 million.

Lending and Deposit Products.    During the third quarter of 2011, we began the multi-year process of winding-down the operations of our industrial bank, First Security Business Bank. Prior to initiating the wind-down, our industrial bank subsidiary accepted deposits and used these deposits to purchase or originate loans secured by commercial properties primarily in Southern California. Currently, the industrial bank continues to accept and service deposits and to service its existing loan portfolio, but is no longer originating or purchasing new loans. As of December 31, 2011, the industrial bank had approximately $100.6 million of deposits and $139.2 million of loans outstanding.

Loans made or acquired during 2011 by the industrial bank totaled $13.5 million, with an average new loan balance of $796 thousand. The average loan balance outstanding at December 31, 2011, was $616 thousand. Loans were made only on a secured basis, at loan-to-value percentages generally less than 70 percent. The majority of the industrial bank’s loans were made on a fixed-to-floating rate basis. The average yield on the industrial bank’s loan portfolio for the year ended December 31, 2011, was 6.51 percent. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. The industrial bank’s average loan to value was approximately 43 percent at December 31, 2011.

The performance of the industrial bank’s loan portfolio is evaluated on an ongoing basis by management of the industrial bank. The industrial bank places a loan on non-accrual status when three payments become past due. When a loan is placed on non-accrual status, the industrial bank’s general policy is to reverse from income previously accrued but unpaid interest. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Interest income on non-accrual loans that would have been recognized during the year ended December 31, 2011, if all of such loans had been current in accordance with their original terms, totaled $163 thousand.

The following table sets forth the amount of the industrial bank’s non-performing loans as of the dates indicated.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Nonperforming Assets:
Loans accounted for on a nonaccrual basis	$4,910	$2,441	$603	$—	$—

Total	$4,910	$2,441	$603	$—	$—

Based on a variety of factors concerning the creditworthiness of its borrowers, the industrial bank determined that it had seven non-performing assets as of December 31, 2011.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except percentages)
Allowance for Loan Losses:
Balance at beginning of year	$3,271	$2,071	$1,600	$1,488	$1,440

Charge-offs:
Real estate—mortgage	—	—	—	—	—
Assigned lease payments	—	—	—	—	—

	—	—	—	—	—

Recoveries:
Real estate—mortgage	—	—	—	—	—
Assigned lease payments	—	—	—	—	—

	—	—	—	—	—

Net (charge-offs) recoveries	—	—	—	—	—
Provision for losses	900	1,200	471	112	48

Balance at end of year	$4,171	$3,271	$2,071	$1,600	$1,488

Ratio of net charge-offs during the year to average loans outstanding during the year	0%	0%	0%	0%	0%

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

	Year Ended December 31,
	2011		2010		2009		2008		2007
	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
	(in thousands, except percentages)
Loan Categories:
Real estate-mortgage	4,171	100	$3,271	100	$2,071	100	$1,600	100	$1,488	100
Other	—	—	—	—	—	—	—	—	—	—

	$4,171	100	$3,271	100	$2,071	100	$1,600	100	$1,488	100

Specialty Insurance Segment

Property and Casualty Insurance.    Our property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. We are licensed to issue policies in all 50 states and the District of Columbia and actively issue policies in 43 states. In our largest market, California, we also offer preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. We market our property and casualty insurance business using both direct distribution channels, including cross-selling through our existing closing-service activities, and through a network of independent brokers. Reinsurance is used extensively to limit risk associated with natural disasters such as windstorms, winter storms, wildfires and earthquakes.

Home Warranties.    Our home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period. Most of these policies are issued on resale residences, although policies are also available in some instances for new homes. Coverage is typically for one year and is renewable annually at the option of the contract holder and upon our approval. Coverage and pricing typically vary by geographic region. Fees for the warranties generally are paid at the closing of the home purchase or directly by the consumer. Renewal premiums may be paid by a number of different options. In addition, the contract holder is responsible for a service fee for each trade call. First year warranties primarily are marketed through real estate brokers and agents, although we also market directly to consumers. We generally sell renewals directly to consumers. Our home warranty business currently operates in 39 states and the District of Columbia.

Corporate

The Company’s corporate function consists primarily of certain financing facilities as well as the corporate services that support our business operations.

Regulation

Many of our subsidiaries are subject to extensive regulation by applicable domestic or foreign regulatory agencies. The extent of such regulation varies based on the industry involved, the nature of the business conducted by the subsidiary (for example, licensed title insurers are subject to a heightened level of regulation compared to underwritten title companies), the subsidiary’s jurisdiction of organization and the jurisdictions in which it operates. In addition, the Company is subject to regulation as both an insurance holding company and a savings and loan holding company.

Our subsidiaries that operate in the title insurance industry or the property and casualty insurance industry are subject to regulation by state insurance regulators. Each of our underwriters, or insurers, is regulated primarily by the insurance department or equivalent governmental body within the jurisdiction of its organization, which oversees compliance with the laws and regulations pertaining to such insurer. For example, our primary title insurance underwriter is a California corporation and, accordingly, is primarily regulated by the California Department of Insurance. Insurance regulations pertaining to insurers typically place limits on, among other matters, the ability of the insurer to pay dividends to its parent company or to enter into transactions with affiliates. They also may require approval of the insurance commissioner prior to a third party directly or indirectly acquiring “control” of the insurer.

In addition, our insurers are subject to the laws of other jurisdictions in which they transact business, which laws typically establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business, regulating trade practices, licensing agents, approving policy forms, accounting practices and financial practices, establishing requirements pertaining to reserves and capital and surplus as regards policyholders, requiring the deferral of a portion of all premiums in a reserve for the protection of policyholders and the segregation of investments in a corresponding amount, establishing parameters regarding suitable investments for reserves, capital and surplus, and approving rate schedules. The manner in which rates are established or changed ranges from states which promulgate rates, to states where individual companies or associations of companies prepare rate filings which are submitted for approval, to a few states in which rate changes do not need to be filed for approval. In addition, each of our insurers is subject to periodic examination by regulatory authorities both within its jurisdiction of organization as well as the other jurisdictions where it is licensed to conduct business.

Our underwritten title companies and property and casualty insurance agencies are also subject to certain regulation by insurance regulatory or banking authorities, including, but not limited to, minimum net worth requirements, licensing requirements, statistical reporting requirements, rate filing requirements and marketing restrictions.

In addition to state-level regulation, our domestic subsidiaries that operate in the insurance business, as well as our home warranty subsidiaries and certain other subsidiaries are subject to regulation by federal agencies, including the newly formed Consumer Financial Protection Bureau (“CFPB”). The CFPB has been given broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Real Estate Settlement Procedures Act formerly placed with the Department of Housing and Urban Development.

In addition, our home warranty business is subject to regulation in some states by insurance authorities or other applicable regulatory entities. Our federal savings bank and industrial bank are both subject to regulation by the Federal Deposit Insurance Corporation. Prior to July 21, 2011, our federal savings bank was regulated by the United States Department of the Treasury’s Office of Thrift Supervision. Since July 21, 2011, the federal savings bank has been regulated by the Office of the Comptroller of the Currency, with the Federal Reserve Board supervising its parent holding companies. The industrial bank is regulated by the California Department of Financial Institutions.

Investment Policies

The Company’s investment portfolio activities such as policy setting, compliance reporting, portfolio reviews, and strategy are overseen by an investment committee made up of certain senior executives. Additionally, the Company’s regulated subsidiaries, including title insurance underwriters, property and casualty insurance companies and banking entities, have established and maintain an investment committee to oversee their own investment portfolios. The Company’s investment policies are designed to comply with regulatory requirements and to align the investment portfolio strategy with strategic objectives. For example, our federal savings bank is required to maintain at least 65 percent of its asset portfolio in loans or securities that are secured by real estate. Our federal savings bank currently does not make real estate loans, and therefore fulfills this regulatory requirement through investments in mortgage-backed securities. In addition, applicable law imposes certain restrictions upon the types and amounts of investments that may be made by our regulated insurance subsidiaries.

The Company’s investment policies further provide that investments are to be managed to balance earnings, liquidity, regulatory and risk objectives, and that investments should not expose the Company to excessive levels of credit risk, interest risk or liquidity risk.

As of December 31, 2011, our debt and equity investment securities portfolio consists of approximately 90 percent of fixed income securities. As of that date, over 70 percent of our fixed income investments are held in securities that are United States government-backed or rated AAA, and approximately 98 percent of the fixed income portfolio is rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on Standard & Poor’s and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

Our equity portfolio includes the CoreLogic common stock that was issued to us in connection with the Separation and which is further described in Note 19 Transactions with CoreLogic/TFAC to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

In addition to our debt and equity investment securities portfolio, we maintain certain money-market and other short-term investments. We also hold strategic equity investments in companies engaged in the title insurance and settlement services industries.

Employees

As of December 31, 2011, the Company employed 16,117 people on either a part-time or full-time basis.

Available Information

The Company maintains a website, www.firstam.com, which includes financial information and other information for investors, including open and closed title insurance orders (which typically are posted approximately 12 days after the end of each calendar month). The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the “Investors” page of the website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company’s website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K, or any other filing with the Securities and Exchange Commission unless the Company expressly incorporates such materials.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of December 31, 2011 are approximately $0.9 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

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

5. Changes in government regulation could prohibit or limit the Company’s operations, make it more burdensome to conduct such operations or result in decreased demand for the Company’s products and services

Many of the Company’s businesses, including its title insurance, property and casualty insurance, home warranty, banking, trust and investment businesses, are regulated by various federal, state, local and foreign governmental agencies. These and other of the Company’s businesses also operate within statutory guidelines. The industry in which the Company operates and the markets into which it sells its products are also regulated and subject to statutory guidelines. Changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes, enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit its future operations or make it more burdensome to conduct such operations or result in decreased demand for the Company’s products and services. The impact of these changes would be more significant if they involve jurisdictions in which the Company generates a greater portion of its title premiums, such as the states of Arizona, California, Florida, Michigan, New York, Ohio, Pennsylvania and Texas and the province of Ontario, Canada. These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

6. Scrutiny of the Company’s businesses and the industries in which it operates by governmental entities and others could adversely affect its operations and financial condition

The real estate settlement services industry, an industry in which the Company generates a substantial portion of its revenue and earnings, is subject to heightened scrutiny by regulators, legislators, the media and plaintiffs’ attorneys. Though often directed at the industry generally, these groups may also focus their attention directly on the Company’s businesses. In either case, this scrutiny may result in changes which could adversely affect the Company’s operations and, therefore, its financial condition and liquidity.

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

7. Regulation of title insurance rates could adversely affect the Company’s results of operations

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

11. Increases in the size of the Company’s customers enhance their negotiating position vis-à-vis the Company and may decrease their need for the services offered by the Company

Many of the Company’s customers are increasing in size as a result of consolidation or the failure of their competitors. For example, the Company believes that three lenders collectively originate approximately 50 percent of mortgage loans in the United States. As a result, the Company may derive a higher percentage of its revenues from a smaller base of customers, which would enhance the negotiating power of these customers with respect to the pricing and the terms on which these customers purchase the Company’s products and other matters. Moreover, these larger customers may prove more capable of performing in-house some or all of the services the Company provides or, with respect to the Company’s title insurance products, more willing to assume the risk of title defects themselves and, consequently, the demand for the Company’s products and services may decrease. These circumstances could adversely affect the Company’s revenues and profitability. Changes in the Company’s relationship with any of these customers, the loss of all or a portion of the business the Company derives from these customers or any refusal of these customers to accept the Company’s policies could have a material adverse effect on the Company.

12. A downgrade by ratings agencies, reductions in statutory surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A3” by Moody’s, “A-” by Fitch, “BBB+” by Standard & Poor’s and “A-” by A.M. Best. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The Company’s principal title insurance underwriter maintained approximately $817.6 million of statutory surplus capital as of December 31, 2011. The current minimum statutory surplus capital required to be maintained by California law is $500,000. Accordingly, if the ratings or statutory surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

13. The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income securities (including mortgage-backed securities) and, as of December 31, 2011, common stock of CoreLogic with a cost basis of $167.6 million and an estimated fair value of $115.5 million that was issued to the Company in connection with its separation from CoreLogic. The investment portfolio also includes money-market and other short-term investments, as well as some preferred and other common stock. Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk. Because a substantial proportion of the portfolio consists of the common stock of a single issuer, CoreLogic, the risk of loss in the portfolio also is impacted by factors that influence the value of CoreLogic’s stock, including, but not limited to, CoreLogic’s financial results and the market’s perception of CoreLogic’s and its industry’s prospects. Additionally, the risk of loss associated with the portfolio is increased during periods, such as the present period, of instability in credit markets and economic conditions. If the carrying value of the investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of the investments, which could have a material adverse effect on the Company’s results of operations, statutory surplus and financial condition.

14. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend, among other factors, upon the future performance of assets held in trust for the plan. The pension plan was underfunded as of December 31, 2011 by approximately $128.7 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings and expenses require adjustment.

The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

15. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 75 to 85 percent of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than six years, while possible, is not considered reasonably likely. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $120.4 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

16. The issuance of the Company’s title insurance policies and related activities by title agents, which operate with substantial independence from the Company, could adversely affect the Company

The Company’s title insurance subsidiaries issue a significant portion of their policies through title agents that operate with a substantial degree of independence from the Company. While these title agents are subject to certain contractual limitations that are designed to limit the Company’s risk with respect to their activities, there is no guarantee that the agents will fulfill their contractual obligations to the Company. In addition, regulators are increasingly seeking to hold the Company responsible for the actions of these title agents and, under certain circumstances, the Company may be held liable directly to third parties for actions (including defalcations) or omissions of these agents. As a result, the Company’s use of title agents could result in increased claims on the Company’s policies issued through agents and an increase in other costs and expenses.

17. Systems interruptions and intrusions, wire transfer errors and unauthorized data disclosures may impair the delivery of the Company’s products and services, harm the Company’s reputation and result in material claims for damages

System interruptions and intrusions may impair the delivery of the Company’s products and services, resulting in a loss of customers and a corresponding loss in revenue. The Company’s businesses depend heavily upon computer systems located in its data centers. Certain events beyond the Company’s control, including natural disasters, telecommunications failures and intrusions into the Company’s systems by third parties could temporarily or permanently interrupt the delivery of products and services. These interruptions also may interfere with suppliers’ ability to provide necessary data and employees’ ability to attend work and perform their responsibilities. The Company also relies on its systems, employees and domestic and international banks to transfer funds. These transfers are susceptible to user input error, fraud, system interruptions or intrusions, incorrect processing and similar errors that could result in lost funds that may be significant. As part of its business, the Company maintains non-public personal information on consumers. There can be no assurance that unauthorized disclosure will not occur either through system intrusions or the actions of third parties or employees. Unauthorized disclosures could adversely affect the Company’s reputation and expose it to material claims for damages.

18. The Company may not be able to realize the benefits of its offshore strategy

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

19. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of December 31, 2011, under such regulations, the maximum amount of dividends, loans and advances available in 2012 from these insurance subsidiaries was $181.1 million.

20. Certain provisions of the Company’s bylaws and certificate of incorporation may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that the Company’s stockholders might consider favorable

The Company’s bylaws and certificate of incorporation contain provisions that could be considered “anti-takeover” provisions because they make it harder for a third-party to acquire the Company without the consent of the Company’s incumbent board of directors. Under these provisions:

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

21. The Company could have conflicts with CoreLogic

The Company and CoreLogic were part of a single publicly traded company, The First American Corporation, until the Company’s separation from CoreLogic on June 1, 2010. Conflicts with CoreLogic may arise as a result of the Company’s agreements with CoreLogic. Competition between the companies also could result in conflicts. While current competition between the companies is not material, the extent of future competition could increase. In addition, the Company’s chairman of the board of directors, Parker S. Kennedy, is also chairman emeritus of CoreLogic. As such, conflicts of interest with respect to matters potentially or actually affecting both companies may arise. Conflicts, competition or conflicts of interest pertaining to the Company’s relationship with CoreLogic could adversely affect the Company.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We maintain our executive offices at MacArthur Place in Santa Ana, California. In 2005, The First American Corporation expanded its three-building office campus through the addition of two four-story office buildings totaling approximately 226,000 square feet, a two-story, free standing, approximately 52,000 square foot technology center and a two-story parking structure, bringing the total square footage to approximately 490,000 square feet. The original three office buildings, totaling approximately 210,000 square feet, and the fixtures thereto and underlying land, are subject to a deed of trust and security agreement securing payment of a promissory note evidencing a loan made in October 2003, to our principal title insurance subsidiary in the original sum of $55.0 million. This loan is payable in monthly installments of principal and interest, is fully amortizing and matures November 1, 2023. The outstanding principal balance of this loan was $39.3 million as of December 31, 2011. Our title insurance subsidiary owns and operates these properties, and leases approximately 107,000 square feet within one of the buildings to CoreLogic for its executive offices pursuant to a lease entered into in connection with the

Separation. The technology center referred to above is primarily utilized and maintained by the Company but also houses physically segregated servers belonging to CoreLogic which are maintained by CoreLogic.

One of our subsidiaries in the title insurance and services segment leases an aggregate of approximately 150,000 square feet of office space in four buildings of the International Technology Park in Bangalore, India pursuant to various lease agreements. Most of the space is leased pursuant to agreements that expire in 2014 and the current term of each of the other leases expires in 2012.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses. These lawsuits include, among others, cases alleging, among other assertions, that the Company, one of its subsidiaries and/or one of its agents:

•	charged an improper rate for title insurance in a refinance transaction, including

•	Boucher v. First American Title Insurance Company, filed on May 16, 2007 and pending in the United States District Court for the Western District of Washington,

•	Loef v. First American Title Insurance Company, filed on August 16, 2008 and pending in the United States District Court for the District of Maine,

•	Hamilton v. First American Title Insurance Company, filed on August 22, 2007 and pending in the United States District Court for the Northern District of Texas,

•	Hamilton v. First American Title Insurance Company, et al., filed on August 25, 2008 and pending in the Superior Court of the State of North Carolina, Wake County,

•	Haskins v. First American Title Insurance Company, filed on September 29, 2010 and pending in the United States District Court for the District of New Jersey,

•	Johnson v. First American Title Insurance Company, filed on May 27, 2008 and pending in the United States District Court for the District of Arizona,

•	Levine v. First American Title Insurance Company, filed on February 26, 2009 and pending in the United States District Court for the Eastern District of Pennsylvania,

•	Lewis v. First American Title Insurance Company, filed on November 28, 2006 and pending in the United States District Court for the District of Idaho,

•	Raffone v. First American Title Insurance Company, filed on February 14, 2004 and pending in the Circuit Court, Nassau County, Florida,

•	Slapikas v. First American Title Insurance Company, filed on December 19, 2005 and pending in the United States District Court for the Western District of Pennsylvania and

•	Tello v. First American Title Insurance Company, filed on July 14, 2009 and pending in the United States District Court for the District of New Hampshire.

All of these lawsuits are putative class actions. A court has granted class certification in Loef, Hamilton (North Carolina), Johnson, Lewis, Raffone and Slapikas. An appeal to a higher court is pending with respect to the granting of class certification in Hamilton (North Carolina). For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the financial statements as a whole.

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

•	misclassified employees and failed to pay overtime, including

•	Bartko v. First American Title Insurance Company, filed on November 8, 2011, and pending in the Superior Court of the State of California, Los Angeles.

Bartko is a putative class action for which a class has not been certified. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

•	Carrera v. First American Home Buyers Protection Corporation, filed on September 23, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court for the District of New Jersey,

•	Coleman v. First American Home Buyers Protection Corporation, et al., filed on August 24, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Eberhard v. First American Title Insurance Company, et al., filed on April 4, 2011 and pending in the Court of Common Pleas Cuyahoga County, Ohio,

•	Eide v. First American Title Company, filed on February 26, 2010 and pending in the Superior Court of the State of California, County of Kern,

•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,

•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Kirk v. First American Financial Corporation, filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Smith v. First American Title Insurance Company, filed on November 23, 2011 and pending in the United States District Court for the Western District of Washington,

•	Tavenner v. Talon Group, filed on August 18, 2009 and pending in the United States District Court for the Western District of Washington, and

•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

All of these lawsuits, except Sjobring, are putative class actions for which a class has not been certified. In Sjobring a class was certified but that certification was subsequently vacated. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

While some of the lawsuits described above may be material to the Company’s operating results in any particular period if an unfavorable outcome results, the Company does not believe that any of these lawsuits will have a material adverse effect on the Company’s overall financial condition or liquidity.

On March 5, 2010, Bank of America, N.A. filed a complaint in the North Carolina General Court of Justice, Superior Court Division against United General Title Insurance Company and First American Title Insurance Company alleging that the defendants failed to pay or failed to timely respond to certain claims made on title insurance policies issued in connection with home equity loans or lines of credit that are now in default.

On April 1, 2010, the Company filed a third party complaint within the same litigation against Fiserv Solutions, Inc. for breach of contract, indemnification and other matters relating to the plaintiff’s allegations.

During the fourth quarter of 2011, the Company, Bank of America and Fiserv settled the lawsuit through mediation. As a result of the settlement, the Company recorded a charge of $19.2 million in the fourth quarter, which is in addition to the $13.0 million charge recorded in the third quarter of 2011 and is net of all recoveries. The settlement extinguishes all Company liability in connection with policies issued to Bank of America of the type that are the subject of the lawsuit, whether or not Bank of America has submitted a claim with respect to such policies. The court approved of the settlement on December 8, 2011 and dismissed the case with prejudice.

The Company also is a party to non-ordinary course lawsuits other than those described above. With respect to these lawsuits, the Company has determined either that a loss is not probable or that the possible loss or range of loss is not material to the financial statements as a whole.

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, real estate settlement service customer acquisition and retention practices and agency relationships. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 15, 2012, was 3,002.

High and low stock prices and dividends declared for 2011 and for June 2 through December 31, 2010 are set forth in the table below. June 2, 2010 was the first day that the Company’s common stock traded regular way on the New York Stock Exchange following the Company’s separation from The First American Corporation on June 1, 2010.

	2011		2010
Period	High-low range	Cash dividends	High-low range	Cash dividends
Quarter Ended March 31	$14.45-$17.37	$0.06	–	–
Quarter Ended June 30 (1)	$14.50-$16.68	$0.06	$12.03-$15.74	$0.06
Quarter Ended September 30	$12.45-$16.36	$0.06	$11.90-$15.95	$0.06
Quarter Ended December 31	$10.51-$13.72	$0.06	$13.51-$15.25	$0.06

(1)	For the quarter ended June 30, 2010, the high-low range is between June 2 through June 30, 2010.

We expect that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our businesses, industry practice, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time. In addition, the ability to pay dividends also is potentially affected by the restrictions described in Note 2 Statutory Restrictions on Investments and Stockholders’ Equity to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

Unregistered Sales of Equity Securities

During the year ended December 31, 2011, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by the Company of the Company’s common stock which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program initially announced by the Company on March 16, 2011. Under this plan, which has no expiration date, the Company may repurchase up to $150.0 million of the Company’s issued and outstanding common stock. Cumulatively the Company has repurchased $2.5 million (including commissions) of its shares and had the authority to repurchase an additional $147.5 million (including commissions) under the plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2011	—	—	—	$150,000,000
November 1 to November 30, 2011	—	—	—	$150,000,000
December 1 to December 31, 2011	203,900	$12.27	203,900	$147,497,665

Total	203,900	$12.27	203,900	$147,497,665

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

The following graph compares the cumulative total stockholder return on the Company’s common stock with the corresponding cumulative total returns of the Russell 2000 Financial Services Index and a peer group index for the period from June 2, 2010, the first day the Company’s common stock traded in the regular way market on the New York Stock Exchange, through December 31, 2011. The comparison assumes an investment of $100 on June 2, 2010 and reinvestment of dividends. This historical performance is not indicative of future performance.

Comparison of Cumulative Total Return

	First American Financial Corporation (FAF) (1)	Custom Peer Group (1)(2)	Russell 2000 Financial Services Index (1)
June 2, 2010	$100	$100	$100
December 31, 2010	$104	$105	$112
December 31, 2011	$90	$110	$109

(1)	As calculated by Bloomberg Financial Services, to include reinvestment of dividends.
(2)	The peer group consists of the following companies: American Financial Group, Inc.; Assurant, Inc.; Cincinnati Financial Corporation; Fidelity National Financial, Inc.; The Hanover Insurance Group, Inc.; Kemper Corporation; Lender Processing Services, Inc.; Mercury General Corporation; Old Republic International Corp.; White Mountains Insurance Group Ltd., and W.R. Berkley Corporation each of which operates in a business similar to a business operated by the Company. The compensation committee of the Company utilizes the compensation practices of these companies as benchmarks in setting the compensation of its executive officers.

Item 6.    Selected Financial Data

The selected historical consolidated financial data for First American Financial Corporation (the “Company”) for the five-year period ended December 31, 2011, have been derived from the Company’s consolidated financial statements presented in Item 8. The selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Item 1—Business,” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

First American Financial Corporation and Subsidiary Companies

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$3,820,574	$3,906,612	$4,046,834	$4,367,725	$6,076,132
Net income (loss)	$78,579	$128,956	$134,277	$(72,482)	$(122,446)
Net income attributable to noncontrolling interests	$303	$1,127	$11,888	$11,523	$20,537
Net income (loss) attributable to the Company	$78,276	$127,829	$122,389	$(84,005)	$(142,983)
Total assets	$5,370,337	$5,821,826	$5,530,281	$5,720,757	$5,354,531
Notes and contracts payable	$299,975	$293,817	$119,313	$153,969	$306,582
Allocated portion of TFAC debt (Note A)	$—	$—	$140,000	$140,000	$—
Stockholders’ equity or TFAC’s invested equity (Note B)	$2,028,600	$1,980,017	$2,019,800	$1,891,841	$1,930,774
Return on average stockholders’ equity or TFAC’s invested equity	3.9%	6.4%	6.3%	(4.4)%	(6.4)%
Dividends on common shares (Note C)	$24,784	$18,553	$—	$—	$—
Per share of common stock (Note D)— Net income (loss) attributable to the Company:
Basic	$0.74	$1.23	$1.18	$(0.81)	$(1.37)
Diluted	$0.73	$1.20	$1.18	$(0.81)	$(1.37)
Stockholders’ equity or TFAC’s invested equity	$19.24	$18.96	$19.42	$18.19	$18.56
Cash dividends	$0.24	$0.18	$—	$—	$—
Number of common shares outstanding (Note E)—Weighted average during the year:
Basic	105,197	104,134	104,006	104,006	104,006
Diluted	106,914	106,177	104,006	104,006	104,006
End of year	105,410	104,457	104,006	104,006	104,006
Other Operating Data (unaudited):
Title orders opened (Note F)	1,254	1,469	1,771	1,780	2,221
Title orders closed (Note F)	918	1,079	1,301	1,239	1,538
Number of employees (Note G)	16,117	16,879	13,963	15,147	19,783

Note A—Prior to the Separation, a portion of TFAC’s combined debt, in the amount of $140.0 million, was allocated to the Company based on amounts directly incurred for the Company’s benefit. In connection with the Separation, the Company borrowed $200.0 million under its revolving credit facility and transferred such funds to CoreLogic, which fully satisfied the Company’s $140.0 million allocated portion of TFAC debt.

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

Note E—Number of common shares outstanding for prior years was computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period prior to the Separation.

Note F—Title order volumes are those processed by the direct domestic title operations of the Company and do not include orders processed by agents.

Note G—Number of employees is based on actual employee headcount. The increase in headcount in 2010 was due to certain offshore functions being performed internally by the Company that prior to the Separation were performed by TFAC. This increase in headcount is substantially related to employees employed outside of the United States.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis contains certain financial measures, including adjusted title insurance and services segment operating expenses and personnel costs, that are not presented in accordance with generally accepted accounting principles (“GAAP”). The Company is presenting these non-GAAP financial measures because they provide the Company’s management and readers of the Annual Report on Form 10-K with additional insight into the operational performance of the Company relative to earlier periods and relative to the Company’s competitors. The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. Readers of this Annual Report on Form 10-K should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures.

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

•

On the record date for the Distribution, TFAC issued to the Company and its principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation, some of which have subsequently been sold. See Note 19 Transactions with CoreLogic/TFAC to the consolidated financial statements for further discussion of the CoreLogic stock;

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

The Separation resulted in a net distribution from the Company to TFAC of $151.4 million. In connection with such distribution, the Company assumed $22.1 million of accumulated other comprehensive loss, net of tax, which was primarily related to the Company’s assumption of the unfunded portion of the defined benefit pension obligation associated with participants who were employees of the businesses retained by CoreLogic. See Note 14 Employee Benefit Plans to the consolidated financial statements for additional discussion of the defined benefit pension plan.

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

Reportable Segments

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar products and services internationally. This segment also provides closing and/or escrow services, accommodates tax-deferred exchanges of real estate, maintains, manages and provides access to title plant records and images and provides banking, trust and investment advisory services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance and other insurance and guarantee products, as well as similar or related products and services, either directly or through joint ventures in foreign countries, including Canada, the United Kingdom and various other established and emerging markets.

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. This business is licensed to issue policies in all 50 states and actively issues policies in 43 states. In its largest market, California, it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. The home warranty business provides residential service contracts that cover residential systems and certain appliances against failures that occur as the result of normal usage during the coverage period. This business currently operates in 39 states and the District of Columbia.

The corporate function consists primarily of certain financing facilities as well as the corporate services that support the Company’s business operations.

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

For recent policy years at early stages of development (generally the last three years), IBNR is estimated by applying an expected loss rate to total title insurance premiums and escrow fees and adjusting for policy year maturity using the estimated loss development patterns. The expected loss rate and patterns are based on historical experience and the relationship of the history to the applicable policy years. This is a generally accepted actuarial method of determining IBNR for policy years at early development ages. IBNR calculated in this way differs from the IBNR that a multiplicative loss development factor calculation would produce. Factor-based development effectively extrapolates results to date forward through the lifetime of the policy year’s development.

For more mature policy years (generally, policy years aged more than three years), IBNR is estimated using multiplicative loss development factor calculations. These years were exposed to adverse economic conditions during 2007 through 2011 that may have resulted in acceleration of claims and one-time losses. The possible extrapolation of these losses to future development periods by using factors was considered. The impact of economic conditions during 2007 through 2011 is believed to account for a much less significant portion of losses on policy years 2004 and prior than on more recent policy years. Policy years 2004 and prior were at relatively mature ages when the adverse development period began in 2007, and much of their losses had already been incurred by then. In addition, the loss development factors for policy years 2004 and prior are low enough that the potential for over-extrapolation is limited to an acceptable level.

The Company utilizes an independent third party actuary who produces a report with estimates and projections of the same financial items described above. The third party actuary’s analysis uses generally accepted actuarial methods that may in whole or in part be different from those used by the in-house actuary. The third party actuary’s report is used to assess the reasonableness of the in-house analysis.

The Company’s management uses the IBNR point estimate from the in-house actuary’s analysis and other relevant information it may have concerning claims to determine what it considers to be the best estimate of the total amount required for the IBNR reserve.

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 75 to 85 percent of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than six years, while possible, is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a 50 basis point change to one or more of the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. If the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $120.4 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from expected claims experience.

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

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported and non-title claims, follows:

(in thousands except percentages)	December 31, 2011		December 31, 2010
Known title claims	$162,019	15.9%	$192,268	17.4%
IBNR	816,603	80.5%	875,627	79.0%

Total title claims	978,622	96.4%	1,067,895	96.4%
Non-title claims	36,054	3.6%	40,343	3.6%

Total loss reserves	$1,014,676	100.0%	$1,108,238	100.0%

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

Other-than-temporary impairment–debt securities

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2011, the Company does not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

The table below summarizes the primary assumptions used at December 31, 2011 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	8.0%	6.4%—10.0%
Default rates	5.1%	1.8%—10.5%
Loss severity	30.4%	7.9%—39.7%

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

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as the evidence, if any exists, to support that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded.

At December 31, 2011, the Company owned 8.9 million shares of CoreLogic common stock with a cost basis of $167.6 million and an estimated fair value of $115.5 million. While the Company’s investment in CoreLogic common stock has not been in an unrealized loss position for greater than twelve months, the Company assessed its investment in CoreLogic for other-than-temporary impairment due to the significant amount of shares owned. In August 2011, CoreLogic announced that its board of directors had formed a committee of independent directors to explore options aimed at enhancing shareholder value including cost savings initiatives, an evaluation of CoreLogic’s capital structure, repurchases of debt and common stock, the disposition of business lines, the sale or business combination of CoreLogic and other alternatives. CoreLogic’s board of directors also announced that it retained a financial adviser to assist the committee in its evaluation. Based on the factors considered, the Company’s opinion is the decline in the fair value of CoreLogic’s common stock is not other-than-temporary; therefore, the unrealized loss of $52.1 million was recorded in accumulated other comprehensive loss on the Company’s consolidated balance sheet. The factors considered by the Company include, but are not limited to, (i) the fair value of the common stock has been below cost for less than twelve months, (ii) the Company has the ability and intent to hold the common stock for a period of time sufficient to allow for recovery, (iii) the process of exploring options aimed at enhancing shareholder value in which CoreLogic is engaged, and (iv) in January 2012, CoreLogic issued updated 2011 guidance and full year 2012 guidance containing information that the Company assessed as positive. It is possible that the Company could recognize an other-than-temporary impairment related to its CoreLogic common stock if future events or information cause it to determine that the decline in value is other-than-temporary. The Company will continue to closely monitor and regularly review its investment in CoreLogic common stock.

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

The valuation of goodwill requires assumptions and estimates of many critical factors including revenue growth rates and operating margins, discount rates and future market conditions, determination of market multiples and the establishment of a control premium, among others. Forecasts of future operations are based, in part, on operating results and the Company’s expectations as to future market conditions. These types of analyses contain uncertainties because they require the Company to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with the Company’s estimates and assumptions, the Company may be exposed to future impairment losses that could be material. The Company completed the required annual impairment testing for goodwill and other finite-lived intangible assets for the years ended December 31, 2011 and 2010, in the fourth quarter of each year. In 2011 and 2010, management concluded that, based on its assessment of the reporting units’ operations, the markets in which the reporting units operate and the long-term prospects for those reporting units that the more likely than not threshold for decline in value had not been met and that therefore no triggering events requiring an earlier analysis had occurred.

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

Share-based compensation.    The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized in the Company’s financial statements over the requisite service period of the award using the straight-line method for awards that contain only a service condition and the graded vesting method for awards that contain a performance or market condition. The share-based compensation expense recognized is based on the number of shares ultimately expected to vest, net of forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company’s primary means of share-based compensation is granting restricted stock units (“RSUs”). RSUs granted generally have graded vesting and include a service condition; and for certain key employees and executives also include either a performance or market condition. RSUs receive dividend equivalents in the form of RSUs having the same vesting requirements as the RSUs initially granted.

As of December 31, 2011, all stock options issued under the Company’s plans are vested and no share-based compensation expense related to such stock options remains to be recognized.

In addition, the Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. The Company recognizes an expense in the amount equal to the discount.

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

Recently Adopted Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Except for the disclosure requirements, the adoption of this guidance had no impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued updated guidance related to credit risk disclosures for finance receivables and the related allowance for credit losses. The updated guidance requires entities to disclose information at disaggregated levels, specifically defined as “portfolio segments” and “classes”. Expanded disclosures include, among other things, roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables (including their aging) as of the end of a reporting period. The updated guidance is effective for interim and annual reporting periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual reporting periods beginning after December 15, 2010. Except for the disclosure requirements, the adoption of this guidance had no impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued updated guidance related to disclosure of supplementary pro forma information in connection with business combinations. The updated guidance clarifies the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are presented. The updated guidance also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued updated guidance related to when goodwill impairment testing should include Step 2 for reporting units with zero or negative carrying amounts. The updated guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts requiring those entities to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued updated guidance that is intended to simplify how entities test goodwill for impairment. The updated guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as required under current accounting guidance. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Early adoption is permitted, including for interim and annual goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the more recent interim and annual period have not yet been issued. The Company adopted this guidance in the fourth quarter of 2011, in connection with performing its annual goodwill impairment test and elected to bypass the qualitative assessment and performed the first step of the two-step goodwill impairment test. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

Pending Accounting Pronouncements:

In December 2011, the FASB issued updated guidance requiring entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The updated guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013. Except for the disclosure requirements, management does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued updated guidance that is intended to increase the prominence of other comprehensive income in financial statements. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, and requires consecutive presentation of the statement of net income and other comprehensive income or in a single continuous statement of comprehensive income. In addition, the option to present reclassification adjustments in the notes to financial statements has been eliminated. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. In December 2011, the FASB issued updated guidance deferring the effective date of the change in presentation of reclassification adjustments. Management expects the adoption of the guidance that remains effective beginning in the first quarter of 2012 to have no impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued updated guidance that is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with generally accepted accounting principles and International Financial Reporting Standards. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for interim and annual periods beginning after December 15, 2011. Except for the disclosure requirements, management does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In October 2010, the FASB issued updated guidance related to accounting for costs associated with acquiring or renewing insurance contracts. The updated guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under the updated guidance only costs based on successful efforts (that is, acquiring a new or renewal contract) including direct-response advertising costs are eligible for capitalization. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Management does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Overview

A substantial portion of the revenues for the Company’s title insurance and services segment results from the sale and refinancing of residential and commercial real estate. In the specialty insurance segment, revenues associated with the initial year of coverage in both the home warranty and property and casualty operations are impacted by the level of real estate transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.

Residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 19.7% in 2011 when compared with 2010, according to the Mortgage Bankers Association’s January 18, 2012 Mortgage Finance Forecast (the “MBA Forecast”). This decrease was due to a decline in both purchase and refinance activity. According to the MBA Forecast, the dollar amount of purchase originations and refinance originations decreased 14.6% and 21.9%, respectively, in 2011 when compared with 2010. Residential mortgage originations in the United States decreased 21.2% in 2010 when compared with 2009 according to the MBA Forecast. This decrease reflected decreases in purchase originations and refinance originations of 32.6% and 15.1%, respectively.

A low interest rate environment typically has a favorable impact on many of the Company’s businesses, however mortgage credit remains generally tight, which together with the uncertainty in general economic conditions, continues to impact the demand for most of the Company’s products and services.

Given the performance of the mortgage and real estate markets in 2011 and the outlook for 2012, the Company continued its expense management efforts. During 2011, the Company completed an expense reduction program, primarily directed at its shared services function in the title insurance and services segment, that is expected to yield approximately $40 million in annualized cost savings, which the Company began realizing in the third quarter of 2011. The program was incremental to the Company’s ongoing efforts to manage expenses to order volumes at the division level. Overall, the Company reduced its domestic employee count by 6.3% and its office footprint by 9.1%, which contributed to a decrease in personnel and other operating expenses of 3.9% in 2011 compared to 2010. This reduction in expenses compares favorably to the 2.2% decrease in total revenues in 2011 compared to 2010.

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

Title Insurance and Services

	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums and escrow fees	$1,360,512	$1,391,093	$1,490,096	$(30,581)	(2.2)	$(99,003)	(6.6)
Agent premiums	1,491,943	1,517,704	1,524,120	(25,761)	(1.7)	(6,416)	(0.4)
Information and other	619,951	628,494	667,115	(8,543)	(1.4)	(38,621)	(5.8)
Investment income	73,883	75,517	104,553	(1,634)	(2.2)	(29,036)	(27.8)
Net realized investment gains	1,906	8,694	14,509	(6,788)	(78.1)	(5,815)	(40.1)
Net other-than-temporary impairment losses recognized in earnings	(9,068)	(7,912)	(33,038)	(1,156)	(14.6)	25,126	76.1

	3,539,127	3,613,590	3,767,355	(74,463)	(2.1)	(153,765)	(4.1)

Expenses
Personnel costs	1,104,841	1,131,058	1,145,359	(26,217)	(2.3)	(14,301)	(1.2)
Premiums retained by agents	1,195,282	1,222,274	1,229,229	(26,992)	(2.2)	(6,955)	(0.6)
Other operating expenses	693,541	734,901	849,320	(41,360)	(5.6)	(114,419)	(13.5)
Provision for policy losses and other claims	270,697	180,821	205,819	89,876	49.7	(24,998)	(12.1)
Depreciation and amortization	69,229	72,566	76,038	(3,337)	(4.6)	(3,472)	(4.6)
Premium taxes	40,972	33,645	32,138	7,327	21.8	1,507	4.7
Interest	5,923	8,803	14,336	(2,880)	(32.7)	(5,533)	(38.6)

	3,380,485	3,384,068	3,552,239	(3,583)	(0.1)	(168,171)	(4.7)

Income before income taxes	$158,642	$229,522	$215,116	$(70,880)	(30.9)	$14,406	6.7

Margins	4.5%	6.4%	5.7%	(1.9)%	(29.7)	0.7%	12.3

Direct premiums and escrow fees decreased 2.2% in 2011 from 2010 and 6.6% in 2010 from 2009. The decrease in 2011 from 2010 was primarily due to a decline in the number of title orders closed by the Company’s direct operations, which reflected the decline in mortgage originations, offset in part by an increase in the average revenues per order closed. The increase in the average revenues per order closed was primarily due to an increase in the mix of revenues from higher premium commercial activity year over year, as well as an increase in the average revenues per commercial order closed in 2011 when compared to 2010. The decrease in 2010 from 2009 was primarily due to a decline in the number of title orders closed by the Company’s direct operations, which reflected the decline in mortgage originations, offset in part by an increase in the average revenues per order closed. The increase in the average revenues per order closed was primarily due to an increase in the mix of revenues from commercial activity year over year and increases in title insurance rates across 28 states. The average revenues per order closed were $1,483, $1,289 and $1,145 for 2011, 2010 and 2009, respectively. The Company’s direct title operations closed 917,500, 1,079,000 and 1,301,100 domestic title orders during 2011, 2010 and 2009, respectively.

Agent premiums decreased 1.7% in 2011 from 2010 and 0.4% in 2010 from 2009. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a one quarter delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, full year agent premiums primarily reflect mortgage origination activity from the fourth quarter of the prior year through the third quarter of the current year. The decreases were primarily due to the same factors impacting direct title operations offset in part by increases in market share. According to the American Land Title Association’s most recent available market share data, the Company’s agency market share was 15.6%, 15.2% and 15.0% for the nine months ended September 30, 2011 and for the years ended December 31, 2010 and 2009, respectively. The Company analyzes the terms and profitability of its title agency relationships and works to amend agent agreements where appropriate. Amendments that are sought include, among others, changing the percentage of premiums retained by the agent and the deductible paid by the agent on claims; if appropriate changes to the agreements cannot be made, the Company may elect to terminate certain agreements.

Information and other revenue decreased 1.4% in 2011 from 2010 and 5.8% in 2010 from 2009. The decrease in 2011 from 2010 was primarily attributable to the same factors affecting the direct title operations, offset in part by a 3.4% increase in international and other revenue, which was primarily attributable to the Company’s Canadian operations. The decrease in 2010 from 2009 was primarily attributable to the same factors affecting the direct title operations and, additionally, a 14.5% decrease in default information and other revenue mainly due to a decline in foreclosure activity as a result of moratoriums on foreclosures and increased market competition, partially offset by increased loss mitigation activities.

Investment income decreased 2.2% in 2011 from 2010 and 27.8% in 2010 from 2009. The decrease in the current year was primarily attributable to lower interest income from the investment portfolio due to lower yields. The decrease in 2010 compared to 2009 was primarily due to income recognized from the sale of title plant copies in 2009 while similar sales did not occur in 2010; lower interest income from deposits in 2010 due to lower yields; and a reduction in interest income from intercompany notes receivable when compared to 2009 due to a reduction in the notes receivable balance.

Net realized investment gains for the title insurance and services segment totaled $1.9 million, $8.7 million and $14.5 million for 2011, 2010 and 2009, respectively. The gains for 2011, 2010 and 2009 were primarily from the sale of debt and equity securities and, to a lesser extent, certain fixed assets. The gains recognized in 2011 and 2010 were partially offset by $6.9 million and $3.4 million, respectively, in impairment losses recognized on other long-term investments.

Net other-than-temporary impairment losses for the title insurance and services segment totaled $9.1 million, $7.9 million and $33.0 million for 2011, 2010 and 2009, respectively. The majority of the net other-than-temporary impairment losses recognized in 2011 and 2010 related to the Company’s non-agency mortgage-backed securities portfolio. In 2009, the net other-than-temporary impairment losses pertained primarily to the Company’s equity securities portfolio and also to the non-agency mortgage-backed securities portfolios.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two competing factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Title insurance personnel costs decreased 2.3% in 2011 from 2010 and 1.2% in 2010 from 2009. The decrease in 2011 compared with 2010 was primarily attributable to a reduction in domestic employees and decreased expenses related to the Company’s employee benefit plans. These expense reductions were partially offset by increased commissions in the commercial division, which were the result of increased commercial revenues, and increased severance expense associated with a reduction in employees. Included in personnel costs for 2010, and not for 2009, was $22.0 million of expense associated with certain offshore functions that prior to the Separation were performed by TFAC and allocated to the Company. The allocations in prior years were included in the title insurance and services segment’s other operating expenses. Beginning in 2010, these offshore functions were part of the Company’s operations and the related personnel expenses were included in the title insurance and services segment’s personnel costs. Excluding the impact of these expenses, title insurance personnel costs decreased 3.2% in 2010 from 2009. This decrease was primarily due to domestic employee reductions, offset in part by increased expense in connection with the Company’s employee benefit plans.

The Company continues to closely monitor order volumes and related staffing levels and will adjust staffing levels as considered necessary. The Company’s direct title operations opened 1,254,100, 1,469,100 and 1,770,700 domestic title orders in 2011, 2010 and 2009, respectively, representing a decrease of 14.6% in 2011 from 2010 and a decrease of 17.0% in 2010 from 2009.

A summary of premiums retained by agents and agent premiums is as follows:

	2011	2010	2009
	(in thousands, except percentages)
Premiums retained by agents	$1,195,282	$1,222,274	$1,229,229

Agent premiums	$1,491,943	$1,517,704	$1,524,120

% retained by agents	80.1%	80.5%	80.7%

The premium split between underwriter and agents is in accordance with the respective agency contracts and can vary from region to region due to divergences in real estate closing practices, as well as rating structures. As a result, the percentage of title premiums retained by agents varies due to the geographical mix of revenues from agency operations. The percentage of title premiums retained by agents decreased over the last three years due to the cancellation and/or modification of certain agency relationships with unfavorable splits and a more favorable geographic mix of agency revenues. In 2011, the agent retention percentage was also impacted by a large commercial deal that closed in the first quarter with a favorable agent split.

Other operating expenses (principally related to direct operations) decreased 5.6% in 2011 from 2010 and 13.5% in 2010 from 2009. The decrease in 2011 from 2010 was primarily attributable to lower furniture and equipment related lease costs due to several lease buyouts that occurred during 2010, lower office related expenses resulting from the Company’s consolidation and/or closure of certain title offices, and a reduction in consulting expenses. These decreases were partially offset by an increase in production related expenses in the Company’s commercial, default and international businesses, and by higher legal expenses. The increased production related costs in the Company’s commercial and international businesses were due to higher transaction volumes, while the increase in the default business was due to product mix. Excluding the impact of the $22.0 million of allocations for certain offshore functions discussed in the personnel costs discussion above, the decrease in other operating expenses was 10.9% in 2010 from 2009. This decrease reflected lower occupancy costs as a result of the continued consolidation and/or closure of certain title offices and other cost-containment programs.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 9.5%, 6.2% and 6.8% for the years ended December 31, 2011, 2010 and 2009, respectively. The current year rate of 9.5% reflected an ultimate loss rate of 5.6% for the current policy year, and included a $45.3 million reserve strengthening adjustment related to a guaranteed valuation product offered in Canada that experienced a meaningful increase in claims activity during the first quarter of 2011, a $32.2 million charge in connection with the settlement of Bank of America’s lawsuit against the Company and $34.2 million in unfavorable development for certain prior policy years, primarily 2007. For additional discussion regarding the Bank of America lawsuit see Note 21 Litigation and Regulatory Contingencies to the consolidated financial statements. The prior year rate of 6.2% reflected an expected ultimate loss rate of 4.9% for policy year 2010, with a net upward adjustment to the reserve for prior policy years. The changes in estimates resulted primarily from higher than expected claims emergence experienced during 2010 for policies issued prior to 2009, and lower than expected claims emergence experienced during 2010 for policy year 2009. The rate of 6.8% in 2009 reflected an expected ultimate loss rate of 7.0% for policy year 2009, with a minor downward adjustment to the reserve for certain prior policy years.

As of December 31, 2011, the title insurance and services segment’s IBNR reserve was $816.6 million, which reflected the best estimate from the Company’s internal actuarial analysis. The Company’s internal actuary also determined a range of reasonable estimates of $711.9 million to $990.9 million. The range limits are $104.7 million below and $174.3 million above the best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve.

Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

Adverse loss development in 2011 included higher-than-expected claims emergence for commercial and lenders policies, particularly for policy years 2005 through 2007. Management believes that these policy years have higher ultimate loss ratios than historical averages, and that they also have experienced accelerated reporting and payment of claims, particularly on lenders policies. Reasons for higher loss levels and acceleration of claims reporting and payment include adverse underwriting conditions in real estate markets during 2005 through 2007, declines in real estate prices, increased levels of foreclosures and increased mechanics lien exposure due to failures of development projects.

The current economic environment continues to show more potential for volatility than usual over the short term, particularly in regard to real estate prices and mortgage defaults, which affect title claims. Relevant contributing factors include high foreclosure volume, tight credit markets, general economic instability and government actions that may mitigate or exacerbate recent trends. Other factors, including factors not yet identified, may also influence claims development. At this point, economic and certain market conditions appear to be stabilizing and improving in some respects, yet significant uncertainty remains. This environment results in increased potential for actual claims experience to vary significantly from projections, in either direction, which would directly affect the claims provision. If actual claims vary significantly from expected, reserves may be adjusted to reflect updated estimates of future claims.

The volume and timing of title insurance claims are subject to cyclical influences from real estate and mortgage markets. Title policies issued to lenders constitute a large portion of the Company’s title insurance volume. These policies insure lenders against losses on mortgage loans due to title defects in the collateral property. Even if an underlying title defect exists that could result in a claim, often the lender must realize an actual loss, or at least be likely to realize an actual loss, for title insurance liability to exist. As a result, title insurance claims exposure is sensitive to lenders’ losses on mortgage loans, and is affected in turn by external factors that affect mortgage loan losses.

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

Loss ratios (projected to ultimate value) for policy years 2005 through 2008 are higher than loss ratios for policy years 1992 through 2004. The major causes of the higher loss ratios for those four policy years are believed to be confined mostly to that period. These causes included: rapidly increasing residential real estate prices which led to an increase in the incidences of fraud, lower mortgage loan underwriting standards and a higher concentration than usual of subprime mortgage loan originations.

The projected ultimate loss ratios, as of December 31, 2011, for policy years 2011, 2010 and 2009 were 5.6%, 4.7% and 5.2%, respectively, which are lower than the ratios for 2005 through 2008. These projections were based in part on an assumption that more favorable underwriting conditions existed in 2009 through 2011 than in 2005 through 2008, including tighter loan underwriting standards and lower housing prices. Current claims data from policy years 2009 through 2011, while still at an early stage of development, supports this assumption.

Insurers generally are not subject to state income or franchise taxes. However, in lieu thereof, a “premium” tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. The Company’s noninsurance subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company’s total tax burden at the state level for the title insurance and services segment is composed of a combination of premium taxes and state income taxes. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4%, 1.2% and 1.1% for the years ended December 31, 2011, 2010 and 2009, respectively.

In general, the title insurance business is a lower profit margin business when compared to the Company’s specialty insurance segment. The lower profit margins reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinance transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margin was 4.5%, 6.4% and 5.7% for the years ended December 31, 2011, 2010 and 2009, respectively.

Specialty Insurance

	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums	$273,665	$272,863	$270,475	$802	0.3	$2,388	0.9
Information and other	1,531	—	—	1,531	—	—	—
Investment income	10,380	11,876	13,429	(1,496)	(12.6)	(1,553)	(11.6)
Net realized investment gains	1,406	1,938	1,292	(532)	(27.5)	646	50.0
Net other-than-temporary impairment losses recognized in earnings	—	(111)	(6,820)	111	100.0	6,709	98.4

	286,982	286,566	278,376	416	0.1	8,190	2.9

Expenses
Personnel costs	51,389	51,939	55,396	(550)	(1.1)	(3,457)	(6.2)
Other operating expenses	38,106	42,385	41,975	(4,279)	(10.1)	410	1.0
Provision for policy losses and other claims	149,439	140,053	140,895	9,386	6.7	(842)	(0.6)
Depreciation and amortization	4,197	5,341	4,295	(1,144)	(21.4)	1,046	24.4
Premium taxes	4,691	4,135	4,346	556	13.4	(211)	(4.9)
Interest	17	18	25	(1)	(5.6)	(7)	(28.0)

	247,839	243,871	246,932	3,968	1.6	(3,061)	(1.2)

Income before income taxes	$39,143	$42,695	$31,444	$(3,552)	(8.3)	$11,251	35.8

Margins	13.6%	14.9%	11.3%	(1.3)%	(8.7)	3.6%	31.9

Specialty insurance direct premiums increased 0.3% in 2011 over 2010 and 0.9% in 2010 over 2009. The increases in 2011 and 2010 were due to increases in volume from the home warranty division partially offset by declines in volume in the property and casualty division. The first-time homebuyer credit, which expired in April of 2010, contributed to the increase in home warranty division volume in 2010 over 2009.

Investment income decreased 12.6% in 2011 from 2010 and 11.6% in 2010 from 2009. These decreases primarily reflected a decrease in interest income earned from the investment portfolio reflecting a decline in yields.

Net realized investment gains and net other-than-temporary impairment losses for the specialty insurance segment totaled gains of $1.4 million in 2011 and $1.8 million in 2010, compared with losses of $5.5 million in 2009. The 2011 and 2010 gains were primarily driven by the sale of debt and equity securities. The 2009 losses were primarily driven by other-than-temporary impairment losses taken on certain equity and debt securities partially offset by gains realized on the sale of equity securities.

Specialty insurance personnel costs and other operating expenses decreased 5.1% in 2011 from 2010 and 3.1% in 2010 from 2009. The decrease in 2011 from 2010 was primarily due to reduced marketing costs in the home warranty division. The decrease in 2010 from 2009 was primarily due to employee reductions as well as other cost-containment programs.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 56.1% in 2011, 50.6% in 2010 and 53.9% in 2009. The increase in rate in 2011 over 2010 was primarily due to an increase in business coming from the direct to consumer channel in 2011, which typically has a higher loss ratio than the traditional real estate channel. The decrease in rate in 2010 from 2009 was primarily due to a reduction in the average cost of claims and, to a lesser extent, fewer incidents.

The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 52.0% in 2011, 53.0% in 2010 and 49.8% in 2009. The decrease in rate in 2011 from 2010 was due to a reduction in seasonal claim events, partially offset by an increase in the frequency and severity of routine or non-event core losses. The increase in rate in 2010 over 2009 was primarily due to seasonal winter storms in the first and fourth quarters of 2010, including an unusual hailstorm over Arizona in October 2010, partially offset by lower routine or non-event core losses.

Premium taxes as a percentage of specialty insurance segment premiums were 1.7% in 2011, 1.5% in 2010 and 1.6% in 2009.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margins were 13.6%, 14.9% and 11.3% for 2011, 2010 and 2009, respectively.

Corporate

	2011	2010	2009	2011 vs. 2010		2010 vs. 2009
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Investment income	$2,151	$8,675	$2,267	$(6,524)	(75.2)	$6,408	282.7
Net realized investment losses	(3,811)	(423)	(1,164)	(3,388)	NM [1]	741	63.7

	(1,660)	8,252	1,103	(9,912)	(120.1)	7,149	648.1

Expenses
Personnel costs	30,249	31,437	15,810	(1,188)	(3.8)	15,627	98.8
Other operating expenses	22,102	26,302	18,171	(4,200)	(16.0)	8,131	44.7
Depreciation and amortization	3,463	2,735	3,879	728	26.6	(1,144)	(29.5)
Interest	10,403	7,889	5,458	2,514	31.9	2,431	44.5

	66,217	68,363	43,318	(2,146)	(3.1)	25,045	57.8

Loss before income taxes	$(67,877)	$(60,111)	$(42,215)	$(7,766)	(12.9)	$(17,896)	(42.4)

(1)	Not meaningful

Investment income totaled $2.2 million, $8.7 million and $2.3 million in 2011, 2010 and 2009, respectively. The variance in investment income for all three years is primarily attributable to fluctuations in the earnings on investments associated with the Company’s deferred compensation plan.

Net realized investment losses totaled $3.8 million, $0.4 million and $1.2 million in 2011, 2010 and 2009, respectively. The loss in 2011 was primarily related to the impairment of a non-marketable investment and the sale of a corporate fixed asset.

Corporate personnel costs and other operating expenses were $52.4 million, $57.7 million and $34.0 million in 2011, 2010 and 2009, respectively. The Company experienced a higher level of corporate personnel costs and other operating expenses following the Separation when compared to the amounts allocated from TFAC prior to the Separation. Following the Separation, the Company is a separate publicly traded company, which resulted in a higher level of corporate costs in 2011 and 2010 when compared to 2009. Additionally, personnel costs associated with the Company’s deferred compensation plan were higher in 2010 when compared to 2011 and 2009. The increase in costs in 2010 associated with the Company’s deferred compensation plan was offset by the increase in income earned in 2010 on investments associated with the deferred compensation plan, as discussed above. Also, other operating expenses were higher in 2010 when compared to 2011 and 2009 due to professional services expenses incurred during 2010 related to the Separation.

Interest expense increased $2.5 million in 2011 over 2010 and increased $2.4 million in 2010 over 2009. Interest expense prior to the Separation related to draws made in 2008 used for the operations of the Company’s businesses in the amount of $140.0 million under TFAC’s credit agreement that was allocated to the Company. In connection with the Separation, the Company borrowed $200.0 million under its credit facility and paid off the allocated portion of TFAC’s debt. Interest expense increased in 2011 over 2010 and in 2010 over 2009 because the Company’s credit facility bears interest at a higher rate than the allocated portion of TFAC’s debt. Additionally, $4.2 million of interest expense related to intercompany notes payable to the title insurance and services and specialty segments was included for 2011 compared to $2.7 million of interest expense for 2010 and none for 2009.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the consolidated financial statements. The Company’s inter-segment eliminations were not material for the years ended December 31, 2011 and 2010. The Company did not record inter-segment eliminations for the year ended December 31, 2009, as there was no inter-segment income or expense.

Income Taxes

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Taxes calculated at federal rate	$45,603	$74,237	$71,521
State taxes, net of federal benefit	2,499	3,340	(612)
Dividends received deduction	(140)	(250)	(1,381)
Change in liability for tax positions	2,548	4,626	(8,776)
Exclusion of certain meals and entertainment expenses	2,245	2,889	2,675
Change in capital loss valuation allowance	—	(14,683)	—
Foreign taxes in excess of federal rate	1,740	9,802	10,365
Other items, net	(2,781)	3,189	(3,724)

	$51,714	$83,150	$70,068

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes), was 39.7% for 2011, 39.2% for 2010 and 34.3% for 2009. The absolute differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, reserve adjustments recorded in 2009 for which corresponding tax benefits were recognized, as well as changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’

contribution to pretax profits, and changes in the liability related to tax positions reported on the Company’s tax returns. In addition, the effective tax rate for 2010 reflects the release of a valuation allowance recorded against capital losses.

Net Income and Net Income Attributable to the Company

Net income and per share information are summarized as follows:

	2011	2010	2009
	(in thousands, except per share amounts)
Net income	$78,579	$128,956	$134,277
Less: Net income attributable to noncontrolling interests	303	1,127	11,888

Net income attributable to the Company	$78,276	$127,829	$122,389

Per share of common stock:
Net income attributable to the Company:
Basic	$0.74	$1.23	$1.18

Diluted	$0.73	$1.20	$1.18

Weighted-average shares:
Basic	105,197	104,134	104,006

Diluted	106,914	106,177	104,006

Net income attributable to noncontrolling interests decreased $0.8 million, or 73.1%, in 2011 from 2010 and $10.8 million, or 90.5%, in 2010 from 2009. The decrease in net income attributable to noncontrolling interests in 2010 when compared to 2009 is due to the Company’s purchases of subsidiary shares from noncontrolling interests in 2009. The purchases of subsidiary shares did not significantly impact net income attributable to noncontrolling interests in 2009, because the majority of the Company’s purchases occurred late in the fourth quarter of 2009.

Per share information for prior years was computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period prior to the Separation. See Note 13 Earnings Per Share to the consolidated financial statements for further discussion of earnings per share.

Liquidity and Capital Resources

Cash Requirements.    The Company generates cash primarily from the sale of its products and services and investment income. The Company’s current cash requirements include operating expenses, taxes, payments of principal and interest on its debt, capital expenditures, potential business acquisitions and dividends on its common stock. Management forecasts the cash needs of the holding company and its primary subsidiaries and regularly reviews their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts. Due to the Company’s ability to generate cash flows from operations and its liquid-asset position, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and obligations for at least the next twelve months.

The substantial majority of the Company’s business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal. Periods of increasing interest rates and reduced mortgage financing availability generally have an adverse effect on residential real estate activity and therefore typically decrease the Company’s revenues. In contrast, periods of declining interest rates and increased mortgage financing availability generally have a positive effect on residential real estate activity which typically increases the Company’s revenues. Residential purchase activity is typically slower in the winter months with increased volumes in the spring and summer months. Residential refinance activity is typically more volatile than purchase activity and is highly impacted by changes in interest rates. Commercial real estate volumes are less sensitive to changes in interest rates, but fluctuate based on local supply and demand conditions for space and mortgage financing availability.

Cash provided by operating activities amounted to $133.8 million, $155.5 million and $233.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, after claim payments, net of recoveries, of $503.4 million, $456.2 million and $452.2 million, respectively. The principal nonoperating uses of cash and cash equivalents for the year ended December 31, 2011 were purchases of debt and equity securities, decreases in demand deposits at the Company’s banking operations, repayment of debt, capital expenditures and dividends paid to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the year ended December 31, 2011 were proceeds from the sales and maturities of debt and equity securities, early payoff of the note receivable from CoreLogic, payments collected related to loans receivable and proceeds from the issuance of new debt. The principal nonoperating uses of cash and cash equivalents for the year ended December 31, 2010 were the repayment of debt (to TFAC and third parties), cash distribution to TFAC in connection with the Separation, additions to the investment portfolio, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the year ended December 31, 2010 were increases in the deposit balances at the Company’s banking operations, proceeds from the Company’s new revolving credit facility and proceeds from the sales and maturities of debt and equity securities. The net effect of all activities on total cash and cash equivalents was a decrease of $310.4 million for 2011, an increase of $97.4 million for 2010, and a decrease of $92.4 million for 2009.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, share repurchases, capital expenditures, acquisitions and investments. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, industry practice, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. As of December 31, 2011, the Company had repurchased and retired 203,900 shares of its common stock for a total purchase price of $2.5 million.

Holding Company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other potential factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. Under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries in 2012 is $181.1 million. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of December 31, 2011, the holding company’s sources of liquidity include $147.3 million of cash, 6.0 million shares of CoreLogic common stock with an estimated fair value of $77.5 million and $200.0 million available on the Company’s $400.0 million revolving credit facility described below. Management believes that its liquidity at the holding company is sufficient to satisfy its anticipated cash requirements and obligations for at least the next twelve months.

Financing.    On April 12, 2010, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) in its capacity as administrative agent and a syndicate of lenders.

The credit agreement is comprised of a $400.0 million revolving credit facility. The revolving loan commitments terminate on the third anniversary of the date of closing, or June 1, 2013. On June 1, 2010, the Company borrowed $200.0 million under the facility and transferred such funds to CoreLogic, as previously contemplated in connection with the Separation. Proceeds may also be used for general corporate purposes. At December 31, 2011, the interest rate associated with the $200.0 million borrowed under the facility is 3.06%.

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

At the Company’s election, borrowings under the credit agreement bear interest at (a) the Alternate Base Rate plus the Applicable Rate or (b) the Adjusted LIBOR rate plus the Applicable Rate (in each case as defined in the agreement). The Company may select interest periods of one, two, three or six months or (if agreed to by all lenders) such other number of months for Eurodollar borrowings of loans. The Applicable Rate varies depending upon the rating assigned by Moody’s and/or S&P to the credit agreement, or if no such rating is in effect, the Index Debt Rating. The minimum Applicable Rate for Alternate Base Rate borrowings is 1.50% and the maximum is 2.25%. The minimum Applicable Rate for Adjusted LIBOR rate borrowings is 2.50% and the maximum is 3.25%.

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans and the Collateral Agent may exercise remedies under the collateral documents. Upon the occurrence of certain insolvency and bankruptcy events of default the loans automatically accelerate. At December 31, 2011, the Company is in compliance with the debt covenants under the credit agreement.

In addition to amounts available under the credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements are used as short-term funding sources. In 2011, the Company did not transfer or receive funds or securities under these agreements.

Notes and contracts payable as a percentage of total capitalization was 12.8% at December 31, 2011 and 2010. Notes and contracts payable are more fully described in Note 10 Notes and Contracts Payable to the consolidated financial statements.

Investment Portfolio.    The Company’s investment portfolio is primarily held at its insurance and banking subsidiaries. The Company maintains a high quality, liquid investment portfolio. As of December 31, 2011, the Company’s debt and equity investment securities portfolio consists of approximately 90% of fixed income securities. As of that date, over 70% of the Company’s fixed income investments are held in securities that are United States government-backed or rated AAA, and approximately 98% of the fixed income portfolio is rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on S&P and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

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

	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade/Not Rated
December 31, 2011
Municipal bonds	95.8%	0.0%	4.2%
Foreign bonds	99.2%	0.8%	0.0%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed securities	0.0%	0.0%	100.0%
Corporate debt securities	92.5%	7.5%	0.0%
Preferred stock	0.0%	100.0%	0.0%

	89.9%	1.3%	8.8%

In connection with the Separation, TFAC issued to the Company and FATICO a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation. Due to the fact that a substantial proportion of the Company’s investment portfolio consists of the common stock of a single issuer, CoreLogic, the Company sold 4.0 million shares in April 2011 to reduce its unsystematic risk. At December 31, 2011, the Company owned 8.9 million shares of CoreLogic common stock with a cost basis of $167.6 million and an estimated fair value of $115.5 million. The Company holds 6.0 million shares at the holding company and the remaining 2.9 million shares at FATICO. The Company has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising as a result of holding the shares for a longer period. The Company will continue to closely monitor and regularly review its investment in CoreLogic common stock.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Capital expenditures.    Capital expenditures primarily consist of additions to property and equipment, capitalized software development costs and additions to title plants. Capital expenditures were $75.4 million, $88.7 million and $42.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. The decrease in 2011 from 2010 was primarily attributable to a lower level of title plant additions in 2011 when compared to 2010. The increase in 2010 over 2009 was primarily related to a higher level of capitalized software development costs and title plant additions in 2010 when compared to 2009, and the buyout of several fixed asset operating leases in 2010.

Contractual obligations.    A summary, by due date, of the Company’s total contractual obligations at December 31, 2011, is as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Notes and contracts payable	$299,975	$30,155	$221,910	$19,499	$28,411
Interest on notes and contracts payable	29,317	11,942	8,552	3,609	5,214
Operating leases	258,201	84,036	111,953	45,854	16,358
Deposits	1,093,236	1,072,703	14,961	5,572	—
Claim losses	1,014,676	256,048	257,998	151,435	349,195
Pension and supplemental benefit plans	520,349	34,150	79,382	51,687	355,130

	$3,215,754	$1,489,034	$694,756	$277,656	$754,308

The timing of claim payments is estimated and is not set contractually. Nonetheless, based on historical claims experience, the Company anticipates the above payment patterns. Changes in future claim settlement patterns, judicial decisions, legislation, economic conditions and other factors could affect the timing and amount of actual claim payments. The timing and amount of payments in connection with pension and supplemental benefit plans is based on the Company’s current estimate and requires the use of significant assumptions. Changes in significant assumptions could affect the amount and timing of pension and supplemental benefit plan payments. See Note 14 Employee Benefit Plans to the consolidated financial statements for additional discussion of management’s significant assumptions. The Company is not able to reasonably estimate the timing of payments, or the amount by which the liability for the Company’s uncertain tax positions will increase or decrease over time; therefore the liability of $17.3 million has not been included in the contractual obligations table. See Note 12 Income Taxes to the consolidated financial statements for additional discussion of the Company’s liability for uncertain tax positions.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $3.07 billion and $3.03 billion at December 31, 2011 and 2010, respectively, of which $0.9 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying consolidated balance sheets, in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $2.8 billion and $2.9 billion at December 31, 2011 and 2010, respectively, and were held at First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits, including investment programs, borrowing agreements, and vendor services arrangements with various financial institutions. The effects of these programs are included in the consolidated financial statements as income or a reduction in expense, as appropriate, based on the nature of the arrangement and benefit received.

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $564.7 million and $609.9 million at December 31, 2011 and 2010, respectively, of which none and $408.8 million, respectively, were held at the Company’s subsidiary, First Security Business Bank (“FSBB”). The like-kind exchange deposits held at FSBB are included in the accompanying consolidated balance sheets in cash and cash equivalents with offsetting liabilities included in deposits. The remaining exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. Such amounts are placed in bank deposits with FDIC insured institutions. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

During the third quarter of 2011, the Company began the multi-year process of winding-down the operations of FSBB. FSBB continues to accept and service certain deposits and to service its existing loan portfolio, but is no longer accepting like-kind exchange deposits or originating or purchasing new loans.

At December 31, 2011 and 2010, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $31.0 million and $34.9 million, respectively. The guarantee arrangements relate to promissory notes and other contracts, and contingently require the Company to make payments to the guaranteed party based on the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential amount of future payments under these guarantees totaled $31.0 million and $34.9 million at December 31, 2011 and 2010, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its consolidated balance sheets related to these guarantees at December 31, 2011 and 2010.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company has interest rate risk associated with certain financial instruments. The Company monitors its risk associated with fluctuations in interest rates and makes investment decisions to manage accordingly. The Company does not currently use derivative financial instruments in any material amount to hedge these risks. The table below provides information about certain assets and liabilities as of December 31, 2011 that are sensitive to changes in interest rates and presents cash flows and the related weighted average interest rates by expected maturity dates.

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(in thousands except percentages)
Assets
Deposits with Savings and Loan Associations and Banks
Book Value	$56,201						$56,201	$56,201
Average Interest Rate	1.09%
Debt Securities
Amortized Cost	$105,687	84,075	115,419	131,796	142,371	1,588,232	$2,167,580	$2,201,911
Average Interest Rate	3.42%	4.17%	3.42%	3.26%	3.58%	2.60%
Notes Receivable
Book Value	$2,767	1,561	4,359	968	1,382	7,946	$18,983	$14,534
Average Interest Rate	5.68%	5.71%	5.16%	5.13%	5.79%	5.87%
Loans Receivable
Book Value	$2,437	1,284	2,499	9,363	6,033	122,539	$144,155	$144,868
Average Interest Rate	7.25%	6.33%	6.14%	6.08%	6.99%	6.44%
Liabilities
Interest Bearing Escrow Deposits
Book Value	$744,917						$744,917	$744,917
Average Interest Rate	0.25%
Variable Rate Deposits
Book Value	$26,840						$26,840	$26,840
Average Interest Rate	0.65%
Fixed Rate Deposits
Book Value	$23,239	10,501	4,460	4,206	1,366		$43,772	$44,307
Average Interest Rate	1.55%	1.82%	2.27%	2.70%	1.91%
Notes and Contracts Payable
Book Value	$30,155	208,451	13,459	15,327	4,172	28,411	$299,975	$304,806
Average Interest Rate	3.23%	3.40%	4.52%	4.66%	5.29%	5.26%

Equity Price Risk

The Company is also subject to equity price risk related to its equity securities portfolio. At December 31, 2011, the Company had equity securities with a cost basis of $231.9 million and estimated fair value of $184.0 million. Included in the equity securities portfolio are shares of CoreLogic common stock, which the Company received in connection with the Separation, with a cost basis of $167.6 million and estimated fair value of $115.5 million at December 31, 2011. The Company manages its equity price risk, including the risk associated with its CoreLogic common stock, through an investment committee made up of certain senior executives which is advised by an experienced investment management staff.

Foreign Currency Risk

Although the Company has exchange rate risk for its operations in certain foreign countries, this risk is not material to the Company’s financial condition or results of operations. The Company does not hedge its foreign exchange risk.

Credit Risk

The Company’s corporate, municipal, foreign, non-agency mortgage-backed and, to a lesser extent, its agency securities are subject to credit risk. The Company manages its credit risk through actively monitoring issuer financial reports, credit spreads, security pricing and credit rating migration. Further, diversification and concentration limits by asset type and per issuer are established and monitored by the Company’s investment committee.

The Company’s non-agency mortgage-backed securities credit risk is analyzed by monitoring servicer reports and through utilization of sophisticated cash flow models to measure the default characteristics of the underlying collateral pools.

The Company holds a large concentration in U.S. government agency securities, including agency mortgage-backed securities. In the event of discontinued U.S. government support of its federal agencies, material credit risk could be observed in the portfolio. The Company views that scenario as unlikely but possible. The federal government currently is considering various alternatives to reform the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The nature and timing of the reforms is unknown, however the federal government recently reiterated its commitment to ensuring that Fannie Mae and Freddie Mac have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

First American Financial Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of First American Financial Corporation and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2011 and 2010). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1, amounts recorded for allocations of certain expenses directly attributable to the operations of First American Financial Corporation prior to June 1, 2010 are not necessarily representative of the amounts that would have been reflected in the financial statements had the Company operated as a separate, stand-alone entity.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California

February 27, 2012

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$418,299	$728,746
Accounts and accrued income receivable, less allowances ($30,504 and $39,904)	227,847	234,539
Income taxes receivable	20,431	22,266
Investments:
Deposits with savings and loan associations and banks	56,201	59,974
Debt securities	2,201,911	2,107,984
Equity securities	184,000	282,416
Other long-term investments	200,805	213,877
Notes receivable from CoreLogic	—	18,787

	2,642,917	2,683,038

Loans receivable, net	139,191	161,526
Property and equipment, net	337,578	345,871
Title plants and other indexes	513,998	504,606
Deferred income taxes	39,617	96,846
Goodwill	818,420	812,031
Other intangible assets, net	59,994	70,050
Other assets	152,045	162,307

	$5,370,337	$5,821,826

LIABILITIES AND EQUITY
Deposits	$1,093,236	$1,482,557
Accounts payable and accrued liabilities:
Accounts payable	27,525	33,350
Personnel costs	137,024	137,848
Pension costs and other retirement plans	432,456	409,317
Other	138,929	155,889

	735,934	736,404

Due to CoreLogic, net	35,951	62,370
Deferred revenue	155,626	144,719
Reserve for known and incurred but not reported claims	1,014,676	1,108,238
Notes and contracts payable	299,975	293,817

	3,335,398	3,828,105

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value:
Authorized—300,000 shares; Outstanding—105,410 shares and 104,457 shares as of December 31, 2011 and 2010, respectively	1	1
Additional paid-in capital	2,081,242	2,057,098
Retained earnings	124,816	72,074
Accumulated other comprehensive loss	(177,459)	(149,156)

Total stockholders’ equity	2,028,600	1,980,017
Noncontrolling interests	6,339	13,704

Total equity	2,034,939	1,993,721

	$5,370,337	$5,821,826

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Direct premiums and escrow fees	$1,634,177	$1,663,956	$1,760,571
Agent premiums	1,491,943	1,517,704	1,524,120
Information and other	621,483	628,504	667,115
Investment income	82,153	94,262	120,249
Net realized investment (losses) gains	(114)	10,209	14,637
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on equity securities	—	(1,722)	(21,051)
Total OTTI losses on debt securities	(12,748)	(8,497)	(45,020)
Portion of OTTI losses on debt securities recognized in other comprehensive loss	3,680	2,196	26,213

	(9,068)	(8,023)	(39,858)

	3,820,574	3,906,612	4,046,834

Expenses:
Personnel costs	1,186,479	1,214,434	1,216,565
Premiums retained by agents	1,195,282	1,222,274	1,229,229
Other operating expenses	753,750	803,603	909,466
Provision for policy losses and other claims	420,136	320,874	346,714
Depreciation and amortization	76,889	80,642	84,212
Premium taxes	45,663	37,780	36,484
Interest	12,082	14,899	19,819

	3,690,281	3,694,506	3,842,489

Income before income taxes	130,293	212,106	204,345
Income taxes	51,714	83,150	70,068

Net income	78,579	128,956	134,277
Less: Net income attributable to noncontrolling interests	303	1,127	11,888

Net income attributable to the Company	$78,276	$127,829	$122,389

Net income per share attributable to the Company’s stockholders:
Basic	$0.74	$1.23	$1.18

Diluted	$0.73	$1.20	$1.18

Cash dividends per share	$0.24	$0.18	$—

Weighted-average common shares outstanding:
Basic	105,197	104,134	104,006

Diluted	106,914	106,177	104,006

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Net income	$78,579	$128,956	$134,277

Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities	(12,316)	2,489	51,873
Unrealized gain on securities for which credit-related portion was recognized in earnings	2,144	4,820	10,173
Foreign currency translation adjustment	(6,167)	5,705	31,972
Pension benefit adjustment	(12,034)	(10,629)	20,846

Total other comprehensive (loss) income, net of tax	(28,373)	2,385	114,864

Comprehensive income	50,206	131,341	249,141
Less: Comprehensive income attributable to noncontrolling interests	233	5,177	12,788

Comprehensive income attributable to the Company	$49,973	$126,164	$236,353

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	TFAC’s invested equity	Accumulated other comprehensive loss	Noncontrolling interests	Total
Balance at December 31, 2008	—	—	—	—	2,153,296	(261,455)	82,424	1,974,265
Net income for 2009	—	—	—	—	122,389	—	11,888	134,277
Sale of subsidiary shares to /other increases in noncontrolling interests	—	—	—	—	—	—	30,348	30,348
Purchase of subsidiary shares from /other decreases in noncontrolling interests	—	—	—	—	26,948	—	(103,131)	(76,183)
Distributions to noncontrolling interests	—	—	—	—	—	—	(9,378)	(9,378)
Dividends to TFAC	—	—	—	—	(83,000)	—	—	(83,000)
Other comprehensive income (Note 20)	—	—	—	—	—	113,964	900	114,864
Net distributions to TFAC	—	—	—	—	(52,342)	—	—	(52,342)

Balance at December 31, 2009	—	—	—	—	2,167,291	(147,491)	13,051	2,032,851
Net income earned prior to June 1, 2010 separation	—	—	—	—	36,777	—	147	36,924
Net contributions from TFAC	—	—	—	—	2,097	—	—	2,097
Distribution to TFAC upon separation	—	—	—	—	(156,570)	(22,051)	—	(178,621)
Capitalization as a result of separation from TFAC	—	—	2,047,528	—	(2,047,528)	—	—	—
Issuance of common stock at separation	104,006	1	(1)	—	—	—	—	—
Net income earned following June 1, 2010 separation	—	—	—	91,052	—	—	980	92,032
Dividends on common shares	—	—	—	(18,553)	—	—	—	(18,553)
Shares issued in connection with restricted stock unit, option and benefit plans	451	—	2,855	(425)	—	—	—	2,430
Share-based compensation expense	—	—	6,852	—	—	—	—	6,852
Purchase of subsidiary shares from /other decreases in noncontrolling interests	—	—	(136)	—	(2,067)	—	(3,501)	(5,704)
Sale of subsidiary shares to /other increases in noncontrolling interests	—	—	—	—	—	—	110	110
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,133)	(1,133)
Other comprehensive income (Note 20)	—	—	—	—	—	20,386	4,050	24,436

Balance at December 31, 2010	104,457	1	2,057,098	72,074	—	(149,156)	13,704	1,993,721
Net income for 2011	—	—	—	78,276	—	—	303	78,579
Contribution from TFAC as a result of separation	—	—	5,164	—	—	—	—	5,164
Dividends on common shares	—	—	—	(24,784)	—	—	—	(24,784)
Purchase of Company shares	(204)	—	(2,502)	—	—	—	—	(2,502)
Shares issued in connection with share-based compensation plans	1,157	—	2,958	(750)	—	—	—	2,208
Share-based compensation expense	—	—	14,981	—	—	—	—	14,981
Purchase of subsidiary shares from /other decreases in noncontrolling interests	—	—	3,543	—	—	—	(7,699)	(4,156)
Sale of subsidiary shares to /other increases in noncontrolling interests	—	—	—	—	—	—	436	436
Distributions to noncontrolling interests	—	—	—	—	—	—	(335)	(335)
Other comprehensive income (Note 20)	—	—	—	—	—	(28,303)	(70)	(28,373)

Balance at December 31, 2011	105,410	$1	$2,081,242	$124,816	$—	$(177,459)	$6,339	$2,034,939

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,579	$128,956	$134,277
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	420,136	320,874	346,714
Depreciation and amortization	76,889	80,642	84,212
Excess tax benefits from share-based compensation	(1,145)	(1,080)	(439)
Net realized investment losses (gains)	114	(10,209)	(14,637)
Net OTTI losses recognized in earnings	9,068	8,023	39,858
Share-based compensation	14,981	15,163	14,563
Equity in earnings of affiliates	(8,099)	(8,376)	(10,877)
Dividends from equity method investments	11,991	8,257	3,911
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(503,434)	(456,225)	(452,187)
Net change in income tax accounts	21,856	60,290	58,437
Decrease in accounts and accrued income receivable	5,367	4,730	12,355
Increase (decrease) in accounts payable and accrued liabilities	(32,073)	5,890	52,620
Net change in due to CoreLogic/TFAC	18,595	(11,392)	49,589
Increase (decrease) in deferred revenue	10,907	(1,802)	(3,317)
Other, net	10,088	11,802	(81,492)

Cash provided by operating activities	133,820	155,543	233,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of acquisitions/dispositions	(2,706)	(12,145)	22,350
Purchase of subsidiary shares from/other decreases in noncontrolling interests	(4,156)	(3,746)	(103,131)
Sale of subsidiary shares to/other increases in noncontrolling interests	—	110	30,348
Net decrease in deposits with banks	3,773	16,092	113,974
Purchases of debt and equity securities	(1,005,804)	(1,532,801)	(939,229)
Proceeds from sales of debt and equity securities	672,095	699,342	418,552
Proceeds from maturities of debt securities	322,009	597,838	478,870
Proceeds from redemption of Company owned life insurance	—	19,602	—
Net decrease (increase) in other long-term investments	3,860	13,429	(30,717)
Proceeds from notes receivable from CoreLogic/TFAC	18,787	2,830	4,809
Origination and purchases of loans and participations	(13,534)	(9,090)	(23,729)
Net decrease in loans receivable after originations and others	35,869	9,461	13,524
Capital expenditures	(69,797)	(88,725)	(42,304)
Proceeds from sale of property and equipment	9,345	8,832	12,018

Cash used for investing activities	(30,259)	(278,971)	(44,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(389,320)	328,983	(144,647)
Proceeds from issuance of debt	24,185	213,462	8,057
Proceeds from issuance of note payable to TFAC	—	29,087	—
Repayment of debt	(23,117)	(40,958)	(52,747)
Repayment of debt to TFAC	—	(169,572)	—
Distributions to noncontrolling interests	(335)	(1,133)	(9,378)
Excess tax benefits from share-based compensation	1,145	1,080	439
Net proceeds from shares issued in connection with restricted stock unit, option and benefit plans	1,152	2,430	—
Dividends paid to TFAC	—	—	(83,000)
Purchase of Company shares	(2,502)	—	—
Cash dividends	(25,216)	(12,502)	—
Cash distribution to TFAC upon separation	—	(130,000)	—

Cash provided by (used for) financing activities	(414,008)	220,877	(281,276)

Net (decrease) increase in cash and cash equivalents	(310,447)	97,449	(92,354)
Cash and cash equivalents—Beginning of year	728,746	631,297	723,651

Cash and cash equivalents—End of year	$418,299	$728,746	$631,297

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$12,631	$16,717	$10,876
Premium taxes	$38,136	$41,060	$33,520
Income taxes, net	$23,862	$21,771	$25,036
Noncash investing and financing activities:
Liabilities assumed in connection with acquisitions	$2,450	$1,100	$2,215
Net noncash contribution from (distribution to) TFAC upon separation	$5,164	$2,097	$(52,342)
Net noncash capital contribution from TFAC	$—	$(26,570)	$—

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    Description of the Company:

First American Financial Corporation (the “Company”), through its subsidiaries, is engaged in the business of providing financial services. The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar products and services internationally. This segment also provides closing and/or escrow services, accommodates tax-deferred exchanges of real estate, maintains, manages and provides access to title plant records and images and provides banking, trust and investment advisory services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance and other insurance and guarantee products, as well as similar or related products and services, either directly or through joint ventures in foreign countries, including Canada, the United Kingdom and various other established and emerging markets.

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. This business is licensed to issue policies in all 50 states and actively issues policies in 43 states. In its largest market, California, it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. The home warranty business provides residential service contracts that cover residential systems and certain appliances against failures that occur as the result of normal usage during the coverage period. This business currently operates in 39 states and the District of Columbia.

The corporate function consists primarily of certain financing facilities as well as the corporate services that support the Company’s business operations.

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

•

On the record date for the Distribution, TFAC issued to the Company and its principal title insurance subsidiary, First American Title Insurance Company (“FATICO”) a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation, some of which have subsequently been sold. See Note 19 Transactions with CoreLogic/TFAC to the consolidated financial statements for further discussion of the CoreLogic stock;

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

The Separation resulted in a net distribution from the Company to TFAC of $151.4 million. In connection with such distribution, the Company assumed $22.1 million of accumulated other comprehensive loss, net of tax, which was primarily related to the Company’s assumption of the unfunded portion of the defined benefit pension obligation associated with participants who were employees of the businesses retained by CoreLogic. See Note 14 Employee Benefit Plans to the consolidated financial statements for additional discussion of the defined benefit pension plan.

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

Reclassification

Certain 2009 and 2010 amounts have been reclassified to conform to the 2011 presentation.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company maintains investments in debt securities in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits. At December 31, 2011 and 2010, the fair value of such investments totaled $149.9 million and $134.6 million, respectively. See Note 2 Statutory Restrictions on Investments and Stockholders’ Equity to the consolidated financial statements for additional discussion of the Company’s statutory restrictions.

Equity securities are carried at fair value and consist primarily of investments in marketable common stocks of corporate entities.

The Company classifies its publicly traded debt and equity securities as available-for-sale and carries them at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive loss. See Note 3 Debt and Equity Securities to the consolidated financial statements for additional discussion of the Company’s accounting policies pertaining to its debt and equity securities, including other-than-temporary impairment and fair value measurement.

Other long-term investments consist primarily of investments in affiliates, which are accounted for under the equity method of accounting or the cost method of accounting, investments in real estate and notes receivable. For the year ended December 31, 2011, the Company recognized $8.6 million of impairment losses on other long-term investments, including $6.3 million related to investments in affiliates and $2.3 million related to notes receivable. For the year ended December 31, 2010, the Company recognized $3.9 million of impairment losses on other long-term investments, including $3.2 million related to a note receivable and $0.7 million related to other investments. For the year ended December 31, 2009, the Company recognized a $2.2 million impairment loss on a note receivable. In making the determination as to whether an individual investment was impaired, the Company assessed the then-current and expected financial condition of each relevant entity, including, but not limited to, the anticipated ability of the entity to make its contractually required payments to the Company (with respect to debt obligations to us), the results of valuation work performed with respect to the entity, the entity’s anticipated ability to generate sufficient cash flows and the market conditions in the industry in which the entity was operating.

Loans receivable

The performance of the Company’s loan portfolio is evaluated on an ongoing basis by management. Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans receivable are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate. As a practical expedient, the loan may be valued based on its observable market price or the fair value of the collateral, if the loan is collateral-dependent. No indications of material impairment of loans receivable were identified during the three-year period ended December 31, 2011.

Loans, including impaired loans, are generally classified as nonaccrual if they miss more than three contractual payments, which usually represent past due between 60 to 90 days or more. Loans that are on a current payment status or miss 1 or 2 contractual payments may also be classified as nonaccrual if they are classified by the regulators in an examination, and the circumstances have not improved. The Company’s general policy is to reverse from income previously accrued but unpaid interest. While a loan is classified as nonaccrual and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repayment within an acceptable period of time, in accordance with the contractual terms of interest and principal. Interest income on non-accrual loans that would have been recognized during the years ended December 31, 2011, 2010 and 2009, if all of such loans had been current in accordance with their original terms, totaled $163 thousand, $113 thousand, and $12 thousand, respectively.

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

Title plants and other indexes

Title plants and other indexes includes title plants of $512.6 million and capitalized real estate data, net of $1.4 million at December 31, 2011 and title plants of $502.9 million and capitalized real estate data, net of $1.7 million at December 31, 2010. Title plants are carried at original cost, with the costs of daily maintenance (updating) charged to expense as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes its title plants at least annually for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. Capitalized real estate data is amortized using the straight-line method over estimated useful lives of 5 to 15 years.

Goodwill

Goodwill is tested at least annually for impairment. The Company performs the goodwill impairment test in the fourth quarter using September 30 as the annual valuation date to test goodwill for impairment.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other intangible assets

The Company’s intangible assets consist of covenants not to compete, customer lists, trademarks, patents and licenses. Each of these intangible assets, excluding licenses, is amortized on a straight-line basis over their useful lives ranging from 2 to 20 years and is subject to impairment tests when there is an indication of a triggering event or abandonment. Licenses are an intangible asset with an indefinite life and are therefore not amortized but rather tested for impairment by comparing the fair value of the license with its carrying value at least annually and when an indicator of potential impairment has occurred.

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

In addition, the Company carries long-lived assets held for sale at the lower of cost or market as of the date that certain criteria have been met. As of December 31, 2011 and 2010 no long-lived assets were classified as held for sale.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For more mature policy years (generally, policy years aged more than three years), IBNR is estimated using multiplicative loss development factor calculations. These years were exposed to adverse economic conditions during 2007 through 2011 that may have resulted in acceleration of claims and one-time losses. The possible extrapolation of these losses to future development periods by using factors was considered. The impact of economic conditions during 2007 through 2011 is believed to account for a much less significant portion of losses on policy years 2004 and prior than on more recent policy years. Policy years 2004 and prior were at relatively mature ages when the adverse development period began in 2007, and much of their losses had already been incurred by then. In addition, the loss development factors for policy years 2004 and prior are low enough that the potential for over-extrapolation is limited to an acceptable level.

The Company utilizes an independent third party actuary who produces a report with estimates and projections of the same financial items described above. The third party actuary’s analysis uses generally accepted actuarial methods that may in whole or in part be different from those used by the in-house actuary. The third party actuary’s report is used to assess the reasonableness of the in-house analysis.

The Company’s management uses the IBNR point estimate from the in-house actuary’s analysis and other relevant information it may have concerning claims to determine what it considers to be the best estimate of the total amount required for the IBNR reserve.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 75 to 85 percent of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than six years, while possible, is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a 50 basis point change to one or more of the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. If the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $120.4 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from expected claims experience.

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

Interest on loans receivable is recognized on the outstanding principal balance on the accrual basis. Loan origination fees and related direct loan origination costs are deferred and recognized over the life of the loan. Revenues earned by the other products in the Company’s trust and banking operations are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

Premium taxes

Title insurance, property and casualty insurance and home warranty companies, like other types of insurers, are generally not subject to state income or franchise taxes. However, in lieu thereof, most states impose a tax based primarily on insurance premiums written. This premium tax is reported as a separate line item in the consolidated statements of income in order to provide a more meaningful disclosure of the taxation of the Company.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal fees

The Company records legal fees in other operating expenses in the period incurred.

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

Share-based compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized in the Company’s financial statements over the requisite service period of the award using the straight-line method for awards that contain only a service condition and the graded vesting method for awards that contain a performance or market condition. The share-based compensation expense recognized is based on the number of shares ultimately expected to vest, net of forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company’s primary means of share-based compensation is granting restricted stock units (“RSUs”). RSUs granted generally have graded vesting and include a service condition; and for certain key employees and executives also include either a performance or market condition. RSUs receive dividend equivalents in the form of RSUs having the same vesting requirements as the RSUs initially granted.

As of December 31, 2011, all stock options issued under the Company’s plans are vested and no share-based compensation expense related to such stock options remains to be recognized.

In addition, the Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. The Company recognizes an expense in the amount equal to the discount.

Earnings per share

Basic earnings per share is computed by dividing net income available to the Company’s stockholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

similar to the computation of basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if dilutive stock options had been exercised and RSUs were vested. The dilutive effect of stock options and unvested RSUs is computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of stock options and vesting of RSUs would be used to purchase common shares at the average market price for the period. The assumed proceeds include the purchase price the grantee pays, the hypothetical windfall tax benefit that the Company receives upon assumed exercise or vesting and the hypothetical average unrecognized compensation expense for the period. The Company calculates the assumed proceeds from excess tax benefits based on the “as-if” deferred tax assets calculated under share based compensation standards.

Per share information for prior years was computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period.

Employee benefit plans

The Company recognizes the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability on its consolidated balance sheets and recognizes changes in the funded status in the year in which changes occur, through accumulated other comprehensive income. The funded status is measured as the difference between the fair value of plan assets and benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for the other postretirement plans). Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost previously are recorded as a component of accumulated other comprehensive income. Plan assets and obligations are measured as of December 31.

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

Reinsurance

The Company assumes and cedes large title insurance risks through the mechanism of reinsurance. Additionally, the Company’s property and casualty insurance business uses reinsurance to limit risk associated

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with natural disasters such as windstorms, winter storms, wildfires and earthquakes. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer. The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss. The primary insurer generally remains liable to its insured for the total risk, but is reinsured under the terms of the reinsurance agreement. The amount of premiums assumed and ceded is recorded as a component of direct premiums and escrow fees on the Company’s income statement. The total amount of premiums assumed and ceded in connection with reinsurance was less than 1.0% of consolidated premium and escrow fees for each of the three years ended December 31, 2011. Payments and recoveries on reinsured losses for the Company’s title insurance and property and casualty businesses were immaterial during the three years ended December 31, 2011.

Escrow deposits and trust assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $3.07 billion and $3.03 billion at December 31, 2011 and 2010, respectively, of which $0.9 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying consolidated balance sheets, in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $2.8 billion and $2.9 billion at December 31, 2011 and 2010, respectively, and were held at First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions. As a result of holding these customers’ assets in escrow, the Company has ongoing programs for realizing economic benefits, including investment programs, borrowing agreements, and vendor services arrangements with various financial institutions. The effects of these programs are included in the consolidated financial statements as income or a reduction in expense, as appropriate, based on the nature of the arrangement and benefit received.

Like-kind exchanges

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $564.7 million and $609.9 million at December 31, 2011 and 2010, respectively, of which none and $408.8 million, respectively, were held at the Company’s subsidiary, First Security Business Bank (“FSBB”). The like-kind exchange deposits held at FSBB are included in the accompanying consolidated balance sheets in cash and cash equivalents with offsetting liabilities included in deposits. The remaining exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. Such amounts are placed in bank deposits with FDIC insured institutions. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of 2011, the Company began the multi-year process of winding-down the operations of FSBB. FSBB continues to accept and service certain deposits and to service its existing loan portfolio, but is no longer accepting like-kind exchange deposits or originating or purchasing new loans.

Recently Adopted Accounting Pronouncements:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately, a reconciliation for fair value measurements using significant unobservable inputs (Level 3) information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2010 and for interim periods within the fiscal year. Except for the disclosure requirements, the adoption of this guidance had no impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued updated guidance related to credit risk disclosures for finance receivables and the related allowance for credit losses. The updated guidance requires entities to disclose information at disaggregated levels, specifically defined as “portfolio segments” and “classes”. Expanded disclosures include, among other things, roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables (including their aging) as of the end of a reporting period. The updated guidance is effective for interim and annual reporting periods ending after December 15, 2010, although the disclosures of reporting period activity are required for interim and annual reporting periods beginning after December 15, 2010. Except for the disclosure requirements, the adoption of this guidance had no impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued updated guidance related to disclosure of supplementary pro forma information in connection with business combinations. The updated guidance clarifies the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are presented. The updated guidance also expands supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The updated guidance is effective for annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued updated guidance related to when goodwill impairment testing should include Step 2 for reporting units with zero or negative carrying amounts. The updated guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts requiring those entities to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2010. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued updated guidance that is intended to simplify how entities test goodwill for impairment. The updated guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test as required under current accounting guidance. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Early adoption is permitted, including for interim and annual goodwill

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the more recent interim and annual period have not yet been issued. The Company adopted this guidance in the fourth quarter of 2011, in connection with performing its annual goodwill impairment test and elected to bypass the qualitative assessment and performed the first step of the two-step goodwill impairment test. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

Pending Accounting Pronouncements:

In December 2011, the FASB issued updated guidance requiring entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The updated guidance is effective for interim and annual reporting periods beginning on or after January 1, 2013. Except for the disclosure requirements, management does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued updated guidance that is intended to increase the prominence of other comprehensive income in financial statements. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, and requires consecutive presentation of the statement of net income and other comprehensive income or in a single continuous statement of comprehensive income. In addition, the option to present reclassification adjustments in the notes to financial statements has been eliminated. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. In December 2011, the FASB issued updated guidance deferring the effective date of the change in presentation of reclassification adjustments. Management expects the adoption of the guidance that remains effective beginning in the first quarter of 2012 to have no impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued updated guidance that is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with generally accepted accounting principles and International Financial Reporting Standards. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The update is effective for interim and annual periods beginning after December 15, 2011. Except for the disclosure requirements, management does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In October 2010, the FASB issued updated guidance related to accounting for costs associated with acquiring or renewing insurance contracts. The updated guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under the updated guidance only costs based on successful efforts (that is, acquiring a new or renewal contract) including direct-response advertising costs are eligible for capitalization. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. Management does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

NOTE 2.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments carried at $152.5 million and $137.9 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2011 and 2010, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. Under such regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries in 2012 is $181.1 million.

The Company’s principal title insurance subsidiary, FATICO, maintained statutory surplus of $817.6 million and $846.8 million as of December 31, 2011 and 2010, respectively. Statutory net income for the years ended December 31, 2011, 2010 and 2009 was $80.2 million, $42.9 million and $190.2 million, respectively.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Debt and Equity Securities:

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

	Amortized cost	Gross unrealized		Estimated fair value	Other-than- temporary impairments in AOCI
(in thousands)		gains	losses
December 31, 2011
U.S. Treasury bonds	$71,995	$2,236	$—	$74,231	$—
Municipal bonds	329,935	19,272	(84)	349,123	—
Foreign bonds	212,200	3,026	(206)	215,020	—
Governmental agency bonds	195,784	1,970	(1)	197,753	—
Governmental agency mortgage-backed securities	1,066,656	10,816	(925)	1,076,547	—
Non-agency mortgage-backed securities (1)	42,089	478	(11,933)	30,634	32,089
Corporate debt securities	248,921	10,420	(738)	258,603	—

	$2,167,580	$48,218	$(13,887)	$2,201,911	$32,089

December 31, 2010
U.S. Treasury bonds	$96,055	$2,578	$(774)	$97,859	$—
Municipal bonds	280,471	2,925	(5,597)	277,799	—
Foreign bonds	184,956	1,416	(430)	185,942	—
Governmental agency bonds	241,844	1,314	(2,997)	240,161	—
Governmental agency mortgage-backed securities	1,039,266	7,560	(1,329)	1,045,497	—
Non-agency mortgage-backed securities (1)	63,773	277	(16,516)	47,534	28,409
Corporate debt securities	209,476	5,216	(1,500)	213,192	—

	$2,115,841	$21,286	$(29,143)	$2,107,984	$28,409

(1)	At December 31, 2011, the $42.1 million amortized cost is net of $9.1 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2011. At December 31, 2010, the $63.8 million amortized cost is net of $6.3 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2010. At December 31, 2011, the $11.9 million gross unrealized losses include $11.4 million of unrealized losses for securities determined to be other-than-temporarily impaired and $0.5 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. At December 31, 2010, the $16.5 million gross unrealized losses include $10.4 million of unrealized losses for securities determined to be other-than-temporarily impaired and $6.1 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. The $32.1 million and $28.4 million other-than-temporary impairments recorded in accumulated other comprehensive income (“AOCI”) through December 31, 2011 and December 31, 2010, respectively, represent the amount of other-than-temporary impairment losses recognized in AOCI which, from January 1, 2009, were not included in earnings due to the fact that the losses were not considered to be credit related. Other-than-temporary impairments were recognized in AOCI for non-agency mortgage-backed securities only.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Cost	Gross unrealized		Estimated fair value
		gains	losses
December 31, 2011
Preferred stocks	$7,007	$678	$(17)	$7,668
Common stocks (1)	224,880	3,793	(52,341)	176,332

	$231,887	$4,471	$(52,358)	$184,000

December 31, 2010
Preferred stocks	$10,442	$1,150	$(18)	$11,574
Common stocks (1)	269,512	4,458	(3,128)	270,842

	$279,954	$5,608	$(3,146)	$282,416

(1)	CoreLogic common stock with a cost basis of $167.6 million and $242.6 million at December 31, 2011 and 2010, respectively, and an estimated fair value of $115.5 million and $239.5 million, respectively, is included in common stocks. See Note 19 Transactions with CoreLogic/TFAC to the consolidated financial statements for additional discussion of the CoreLogic common stock.

The Company had the following net unrealized gains (losses) as of December 31, 2011, 2010 and 2009:

	As of December 31, 2011	As of December 31, 2010	As of December 31, 2009
	(in thousands)
Debt securities for which an OTTI has been recognized	$(10,937)	$(10,175)	$(15,690)
Debt securities—all other	45,268	2,318	(6,422)
Equity securities	(47,887)	2,462	2,879

	$(13,556)	$(5,395)	$(19,233)

Sales of debt and equity securities resulted in realized gains of $12.4 million, $15.2 million and $19.5 million and realized losses of $1.4 million, $2.6 million and $3.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had the following gross unrealized losses as of December 31, 2011 and December 31, 2010:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2011
Debt securities:
U.S. Treasury bonds	$—	$—	$—	$—	$—	$—
Municipal bonds	7,186	(43)	1,896	(41)	9,082	(84)
Foreign bonds	30,508	(206)	690	—	31,198	(206)
Governmental agency bonds	13,828	(1)	4,150	—	17,978	(1)
Governmental agency mortgage-backed securities	280,114	(793)	43,835	(132)	323,949	(925)
Non-agency mortgage-backed securities	—	—	26,500	(11,933)	26,500	(11,933)
Corporate debt securities	40,682	(708)	1,290	(30)	41,972	(738)

Total debt securities	372,318	(1,751)	78,361	(12,136)	450,679	(13,887)
Equity securities	131,768	(52,358)	—	—	131,768	(52,358)

Total	$504,086	$(54,109)	$78,361	$(12,136)	$582,447	$(66,245)

December 31, 2010
Debt securities:
U.S. Treasury bonds	$13,555	$(774)	$—	$—	$13,555	$(774)
Municipal bonds	149,921	(5,597)	—	—	149,921	(5,597)
Foreign bonds	76,106	(399)	13,587	(31)	89,693	(430)
Governmental agency bonds	160,240	(2,991)	4,994	(6)	165,234	(2,997)
Governmental agency mortgage-backed securities	177,417	(1,126)	74,848	(203)	252,265	(1,329)
Non-agency mortgage-backed securities	—	—	45,301	(16,516)	45,301	(16,516)
Corporate debt securities	72,481	(1,497)	422	(3)	72,903	(1,500)

Total debt securities	649,720	(12,384)	139,152	(16,759)	788,872	(29,143)
Equity securities	247,673	(3,128)	220	(18)	247,893	(3,146)

Total	$897,393	$(15,512)	$139,372	$(16,777)	$1,036,765	$(32,289)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all securities in the Company’s non-agency mortgage-backed portfolio are senior tranches and all were investment grade at the time of purchase, however all have been downgraded to below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on Standard & Poor’s Ratings Group (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by either rating agency, the lower of the two ratings was selected. All amounts and ratings are as of December 31, 2011.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade/Not Rated
Non-agency mortgage- backed securities:
Prime single family residential:
2007	1	$5,623	$4,185	0.0%	0.0%	100.0%
2006	6	18,450	11,959	0.0%	0.0%	100.0%
2005	1	3,816	3,297	0.0%	0.0%	100.0%
Alt-A single family residential:
2007	2	14,200	11,193	0.0%	0.0%	100.0%

	10	$42,089	$30,634	0.0%	0.0%	100.0%

As of December 31, 2011, none of the non-agency mortgage-backed securities were on negative credit watch by S&P or Moody’s.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of debt securities at December 31, 2011, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$52,079	$19,175	$607	$134	$71,995
Estimated fair value	$52,520	$20,795	$720	$196	$74,231
Municipal bonds
Amortized cost	$1,590	$93,667	$133,227	$101,451	$329,935
Estimated fair value	$1,623	$97,004	$143,304	$107,192	$349,123
Foreign bonds
Amortized cost	$38,538	$163,206	$10,456	$—	$212,200
Estimated fair value	$38,979	$165,546	$10,495	$—	$215,020
Governmental agency bonds
Amortized cost	$11,533	$93,611	$73,037	$17,603	$195,784
Estimated fair value	$11,673	$94,325	$73,478	$18,277	$197,753
Corporate debt securities
Amortized cost	$6,679	$106,261	$115,822	$20,159	$248,921
Estimated fair value	$6,745	$108,548	$121,865	$21,445	$258,603

Total debt securities excluding mortgage-backed securities
Amortized cost	$110,419	$475,920	$333,149	$139,347	$1,058,835
Estimated fair value	$111,540	$486,218	$349,862	$147,110	$1,094,730

Total mortgage-backed securities
Amortized cost					$1,108,745
Estimated fair value					$1,107,181
Total debt securities
Amortized cost					$2,167,580
Estimated fair value					$2,201,911

Other-than-temporary impairment—debt securities

Although dislocations in the capital and credit markets have largely recovered, there continues to be volatility and disruption concerning certain vintages of non-agency mortgage-backed securities. The primary factors negatively impacting certain vintages of non-agency mortgage-backed securities include stringent borrowing guidelines that result in the inability of borrowers to refinance, high unemployment, continued declines in real estate values, uncertainty regarding the timing and effectiveness of governmental solutions and a general slowdown in economic activity. The Company determines if a non-agency mortgage-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed securities in its portfolio that are in an unrealized loss position. The methodology and key assumptions used in estimating the present value of cash flows expected to be collected are described below. For the securities that were determined

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

not to be other-than-temporarily impaired at December 31, 2011, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2011, the Company does not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

The table below summarizes the primary assumptions used at December 31, 2011 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	8.0%	6.4% – 10.0%
Default rates	5.1%	1.8% – 10.5%
Loss severity	30.4%	7.9% – 39.7%

As a result of the Company’s security-level review, it recognized total other-than-temporary impairments of $12.7, million, $8.5 million and $45.0 million on its non-agency mortgage-backed securities for the years ended December 31, 2011, 2010 and 2009, respectively, of which $9.1 million, $6.3 million and $18.8 million of other-than-temporary impairment losses were considered to be credit related and were recognized in earnings for the years ended December 31, 2011, 2010 and 2009, respectively, while $3.7 million, $2.2 million and $26.2 million of other-than-temporary impairment losses were considered to be related to factors other than credit and were

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

therefore recognized in other comprehensive income for the years ended December 31, 2011, 2010 and 2009, respectively. The amounts remaining in other comprehensive income for the years ended December 31, 2011, 2010 and 2009 should not be recorded in earnings, because the losses were not considered to be credit related based on the Company’s other-than-temporary impairment analysis as discussed above.

It is possible that the Company could recognize additional other-than-temporary impairment losses on some securities it owns at December 31, 2011 if future events or information cause it to determine that a decline in value is other- than-temporary.

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Credit loss on debt securities held at beginning of period	$25,108	$18,807	$—
Addition to credit loss for which an other-than-temporary impairment was previously recognized	7,667	6,169	—
Addition to credit loss for which an other-than-temporary impairment was not previously recognized	1,401	132	18,807

Credit loss on debt securities held as of December 31	$34,176	$25,108	$18,807

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

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as the evidence, if any exists, to support that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. During the year ended December 31, 2011, the Company did not record material other-than-temporary impairment charges related to its equity securities. The Company recorded other-than-temporary impairment of $1.7 million during the year ended December 31, 2010 relating to the Company’s preferred equity securities as a component of net other-than-temporary impairment losses recognized in earnings. During the year ended December 31, 2009, the Company concluded that objective substantive evidence was not available on 51 common equity securities and 15 preferred equity securities that had been in a loss position for greater than twelve months. Accordingly, the

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recorded an other-than-temporary impairment charge of $16.0 million and $5.1 million, relating to its common and preferred equity securities, respectively, as a component of net other-than-temporary impairment losses recognized in earnings. The impairment loss includes a $2.9 million other-than-temporary impairment charge upon the Company’s election to convert its preferred stock in Citigroup Inc. into common stock of that entity under the terms of Citigroup’s publicly announced exchange offer.

At December 31, 2011, the Company owned 8.9 million shares of CoreLogic common stock with a cost basis of $167.6 million and an estimated fair value of $115.5 million. While the Company’s investment in CoreLogic common stock has not been in an unrealized loss position for greater than twelve months, the Company assessed its investment in CoreLogic for other-than-temporary impairment due to the significant amount of shares owned. In August 2011, CoreLogic announced that its board of directors had formed a committee of independent directors to explore options aimed at enhancing shareholder value including cost savings initiatives, an evaluation of CoreLogic’s capital structure, repurchases of debt and common stock, the disposition of business lines, the sale or business combination of CoreLogic and other alternatives. CoreLogic’s board of directors also announced that it retained a financial adviser to assist the committee in its evaluation. Based on the factors considered, the Company’s opinion is the decline in the fair value of CoreLogic’s common stock is not other-than-temporary; therefore, the unrealized loss of $52.1 million was recorded in accumulated other comprehensive loss on the Company’s consolidated balance sheet. The factors considered by the Company include, but are not limited to, (i) the fair value of the common stock has been below cost for less than twelve months, (ii) the Company has the ability and intent to hold the common stock for a period of time sufficient to allow for recovery, (iii) the process of exploring options aimed at enhancing shareholder value in which CoreLogic is engaged, and (iv) in January 2012, CoreLogic issued updated 2011 guidance and full year 2012 guidance containing information that the Company assessed as positive. It is possible that the Company could recognize an other-than-temporary impairment related to its CoreLogic common stock if future events or information cause it to determine that the decline in value is other-than-temporary. The Company will continue to closely monitor and regularly review its investment in CoreLogic common stock.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value as of December 31, 2011	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$74,231	$—	$74,231	$—
Municipal bonds	349,123	—	349,123	—
Foreign bonds	215,020	—	215,020	—
Governmental agency bonds	197,753	—	197,753	—
Governmental agency mortgage- backed securities	1,076,547	—	1,076,547	—
Non-agency mortgage-backed securities	30,634	—	—	30,634
Corporate debt securities	258,603	—	258,603	—

	2,201,911	—	2,171,277	30,634

Equity securities
Preferred stocks	7,668	7,668	—	—
Common stocks	176,332	176,332	—	—

	184,000	184,000	—	—

	$2,385,911	$184,000	$2,171,277	$30,634

(in thousands)	Estimated fair value as of December 31, 2010	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$97,859	$—	$97,859	$—
Municipal bonds	277,799	—	277,799	—
Foreign bonds	185,942	—	185,942	—
Governmental agency bonds	240,161	—	240,161	—
Governmental agency mortgage- backed securities	1,045,497	—	1,045,497	—
Non-agency mortgage-backed securities	47,534	—	—	47,534
Corporate debt securities	213,192	—	213,192	—

	2,107,984	—	2,060,450	47,534

Equity securities
Preferred stocks	11,574	11,574	—	—
Common stocks	270,842	270,842	—	—

	282,416	282,416	—	—

	$2,390,400	$282,416	$2,060,450	$47,534

The Company did not have any transfers in and out of Level 1 and Level 2 measurements during the years ended December 31, 2011 and 2010. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the years ended December 31, 2011 and 2010:

(in thousands)	Year Ended December 31, 2011	Year Ended December 31, 2010
Fair value at beginning of year	$47,534	$59,201
Total gains/(losses) (realized and unrealized):
Included in earnings:
Realized losses	(191)	(970)
Net other-than-temporary impairment losses recognized in earnings	(9,068)	(6,301)
Included in other comprehensive loss	4,784	19,014
Settlements	(9,945)	(20,820)
Sales	(2,480)	(2,590)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—

Fair value as of December 31	$30,634	$47,534

Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$(9,068)	$(6,301)

The Company did not purchase any non-agency mortgage-backed securities during the years ended December 31, 2011 and 2010.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    Financing Receivables:

Financing receivables are summarized as follows:

	December 31,
	2011	2010
	(in thousands)
Loans receivable, net:
Real estate–mortgage
Multi-family residential	$12,028	$12,203
Commercial	130,724	152,280
Other	1,403	1,120

	144,155	165,603
Allowance for loan losses	(4,171)	(3,271)
Participations sold	(861)	(977)
Deferred loan fees, net	68	171

Loans receivable, net	139,191	161,526

Other long-term investments:
Notes receivable—secured	14,776	17,244
Notes receivable—unsecured	4,207	9,014
Loss reserve	(3,402)	(5,095)

Notes receivable, net	15,581	21,163

Notes receivable from CoreLogic	—	18,787

Total financing receivables, net	$154,772	$201,476

Real estate loans are collateralized by properties located primarily in Southern California. The average yield on the loan portfolio was 6.51% and 6.69% for the years ended December 31, 2011 and 2010, respectively. Average yields are affected by prepayment penalties recorded as income, prepayment speeds, loan fees amortized to income and the market interest rates.

Aging analysis of loans and notes receivable at December 31, 2011, is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Nonaccrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$12,028	$12,028	$—	$—	$—	$—
Commercial	130,724	123,736	1,918	170	—	4,900
Other	1,403	1,403	—	—	—	—

	$144,155	$137,167	$1,918	$170	$—	$4,900

Notes Receivable:
Secured	$14,776	$10,712	$—	$—	$—	$4,064
Unsecured	4,207	108	—	—	—	4,099

	$18,983	$10,820	$—	$—	$—	$8,163

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Aging analysis of loans and notes receivables at December 31, 2010, is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Nonaccrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$12,203	$12,203	$—	$—	$—	$—
Commercial	152,280	147,441	2,222	176	—	2,441
Other	1,120	1,120	—	—	—	—

	$165,603	$160,764	$2,222	$176	$—	$2,441

Notes Receivable:
Secured	$17,244	$11,006	$—	$—	$—	$6,238
Unsecured	9,014	2,278	—	—	—	6,736

	$26,258	$13,284	$—	$—	$—	$12,974

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

The aggregate annual maturities for loans receivable and notes receivable at December 31, 2011, are as follows:

Year	Loans Receivable	Notes Receivable
	(in thousands)
2012	$2,437	$2,767
2013	1,284	1,561
2014	2,499	4,359
2015	9,363	968
2016	6,033	1,382
2017 and thereafter	122,539	7,946

	$144,155	$18,983

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    Property and Equipment:

Property and equipment consists of the following:

	December 31,
	2011	2010
	(in thousands)
Land	$32,023	$31,843
Buildings	289,999	297,966
Furniture and equipment	165,655	190,834
Capitalized software	338,333	307,454

	826,010	828,097
Accumulated depreciation and amortization	(488,432)	(482,226)

	$337,578	$345,871

NOTE 6.    Goodwill:

A reconciliation of the changes in the carrying amount of goodwill by operating segment, for the years ended December 31, 2011 and 2010, is as follows:

	Title Insurance and Services	Specialty Insurance	Total
	(in thousands)
Balance as of December 31, 2009	$754,221	$46,765	$800,986
Acquisitions	8,631	—	8,631
Other net adjustments	2,414	—	2,414

Balance as of December 31, 2010	765,266	46,765	812,031
Acquisitions	2,678	—	2,678
Other net adjustments	3,711	—	3,711

Balance as of December 31, 2011	$771,655	$46,765	$818,420

The activity in the above reconciliation for other net adjustments primarily relates to foreign currency exchange and post acquisition adjustments.

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

The Company’s 2011, 2010 and 2009 evaluations did not indicate impairment in any of its reporting units. There is no accumulated impairment for goodwill as the Company has never recognized any impairment to its reporting units. Due to significant volatility in the current markets, the Company’s operations may be negatively impacted in the future to the extent that exposure to impairment losses may be increased.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    Other Intangible Assets:

Other intangible assets consist of the following:

	December 31,
	2011	2010
	(in thousands)
Finite-lived intangible assets:
Customer lists	$69,763	$72,854
Covenants not to compete	29,441	30,811
Trademarks	9,551	10,304
Patents	2,840	2,840

	111,595	116,809
Accumulated amortization	(69,397)	(63,597)

	42,198	53,212
Indefinite-lived intangible assets:
Licenses	17,796	16,838

	$59,994	$70,050

Amortization expense for finite-lived intangible assets was $13.9 million, $14.5 million and $14.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Estimated amortization expense for finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
2012	$11,330
2013	$10,616
2014	$6,237
2015	$3,321
2016	$2,698

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    Deposits:

Escrow, passbook and investment certificate accounts are summarized as follows:

	December 31,
	2011	2010
	(in thousands, except percentages)
Escrow accounts:
Interest bearing	$744,917	$736,664
Non-interest bearing	277,707	263,528

	1,022,624	1,000,192

Passbook accounts	26,840	437,137

Certificate accounts:
Less than one year	23,239	22,736
One to five years	20,533	22,492

	43,772	45,228

	$1,093,236	$1,482,557

Annualized interest rates:
Escrow accounts	0.25%	0.38%

Passbook accounts	0.65%	0.31%

Certificate accounts	1.81%	2.39%

NOTE 9.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31,
	2011	2010	2009
	(in thousands)
Balance at beginning of year	$1,108,238	$1,227,757	$1,326,282
Provision related to:
Current year	308,868	289,220	354,149
Prior years	111,268	31,654	(7,435)

	420,136	320,874	346,714

Payments, net of recoveries, related to:
Current year	149,004	136,445	137,300
Prior years	354,430	319,780	314,887

	503,434	456,225	452,187

Other	(10,264)	15,832	6,948

Balance at end of year	$1,014,676	$1,108,238	$1,227,757

“Other” primarily represents reclassifications to the reserve for foreign currency gains/losses and assets acquired in connection with claim settlements. Claims activity associated with reinsurance is not material and,

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

therefore, not presented separately. Current year payments include $135.1 million, $123.6 million and $125.2 million in 2011, 2010 and 2009, respectively, that primarily relate to the Company’s specialty insurance segment. Prior year payments include $20.5 million, $18.6 million and $20.4 million in 2011, 2010 and 2009, respectively, that relate to the Company’s specialty insurance segment.

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 9.5%, 6.2% and 6.8% for the years ended December 31, 2011, 2010 and 2009, respectively. The current year rate of 9.5% reflected an ultimate loss rate of 5.6% for the current policy year, and included a $45.3 million reserve strengthening adjustment related to a guaranteed valuation product offered in Canada that experienced a meaningful increase in claims activity during the first quarter of 2011, a $32.2 million charge in connection with the settlement of Bank of America’s lawsuit against the Company and $34.2 million in unfavorable development for certain prior policy years, primarily 2007. For additional discussion regarding the Bank of America lawsuit see Note 21 Litigation and Regulatory Contingencies to the consolidated financial statements. The prior year rate of 6.2% reflected an expected ultimate loss rate of 4.9% for policy year 2010, with a net upward adjustment to the reserve for prior policy years. The changes in estimates resulted primarily from higher than expected claims emergence experienced during 2010 for policies issued prior to 2009, and lower than expected claims emergence experienced during 2010 for policy year 2009. The rate of 6.8% in 2009 reflected an expected ultimate loss rate of 7.0% for policy year 2009, with a minor downward adjustment to the reserve for certain prior policy years.

As of December 31, 2011, the title insurance and services segment’s IBNR reserve was $816.6 million, which reflected the best estimate from the Company’s internal actuarial analysis. The Company’s internal actuary also determined a range of reasonable estimates of $711.9 million to $990.9 million. The range limits are $104.7 million below and $174.3 million above the best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve.

Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

Adverse loss development in 2011 included higher-than-expected claims emergence for commercial and lenders policies, particularly for policy years 2005 through 2007. Management believes that these policy years have higher ultimate loss ratios than historical averages, and that they also have experienced accelerated reporting and payment of claims, particularly on lenders policies. Reasons for higher loss levels and acceleration of claims reporting and payment include adverse underwriting conditions in real estate markets during 2005 through 2007, declines in real estate prices, increased levels of foreclosures and increased mechanics lien exposure due to failures of development projects.

The current economic environment continues to show more potential for volatility than usual over the short term, particularly in regard to real estate prices and mortgage defaults, which affect title claims. Relevant contributing factors include high foreclosure volume, tight credit markets, general economic instability and government actions that may mitigate or exacerbate recent trends. Other factors, including factors not yet identified, may also influence claims development. At this point, economic and certain market conditions appear to be stabilizing and improving in some respects, yet significant uncertainty remains. This environment results in increased potential for actual claims experience to vary significantly from projections, in either direction, which would directly affect the claims provision. If actual claims vary significantly from expected, reserves may be adjusted to reflect updated estimates of future claims.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The volume and timing of title insurance claims are subject to cyclical influences from real estate and mortgage markets. Title policies issued to lenders constitute a large portion of the Company’s title insurance volume. These policies insure lenders against losses on mortgage loans due to title defects in the collateral property. Even if an underlying title defect exists that could result in a claim, often the lender must realize an actual loss, or at least be likely to realize an actual loss, for title insurance liability to exist. As a result, title insurance claims exposure is sensitive to lenders’ losses on mortgage loans, and is affected in turn by external factors that affect mortgage loan losses.

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

Loss ratios (projected to ultimate value) for policy years 2005 through 2008 are higher than loss ratios for policy years 1992 through 2004. The major causes of the higher loss ratios for those four policy years are believed to be confined mostly to that period. These causes included: rapidly increasing residential real estate prices which led to an increase in the incidences of fraud, lower mortgage loan underwriting standards and a higher concentration than usual of subprime mortgage loan originations.

The projected ultimate loss ratios, as of December 31, 2011, for policy years 2011, 2010 and 2009 were 5.6%, 4.7% and 5.2%, respectively, which are lower than the ratios for 2005 through 2008. These projections were based in part on an assumption that more favorable underwriting conditions existed in 2009 through 2011 than in 2005 through 2008, including tighter loan underwriting standards and lower housing prices. Current claims data from policy years 2009 through 2011, while still at an early stage of development, supports this assumption.

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims and non-title claims, follows:

(in thousands except percentages)	December 31, 2011		December 31, 2010
Known title claims	$162,019	15.9%	$192,268	17.4%
IBNR	816,603	80.5%	875,627	79.0%

Total title claims	978,622	96.4%	1,067,895	96.4%
Non-title claims	36,054	3.6%	40,343	3.6%

Total loss reserves	$1,014,676	100.0%	$1,108,238	100.0%

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    Notes and Contracts Payable:

	December 31,
	2011	2010
	(in thousands)
Line of credit borrowings due June 1, 2013, weighted-average interest rate of 3.06% at December 31, 2011 and 2010	$200,000	$200,000
Trust deed notes with maturities through 2032, collateralized by land and buildings with a net book value of $54,583 and $56,021 at December 31, 2011 and 2010, respectively, weighted-average interest rate of 5.43% and 5.45%, at December 31, 2011 and 2010, respectively	44,802	47,931
Other notes and contracts payable with maturities through 2020, weighted-average interest rate of 2.02% and 4.39% at December 31, 2011 and 2010, respectively	55,173	45,886

	$299,975	$293,817

The weighted-average interest rate for the Company’s notes and contracts payable was 3.23% and 3.66% at December 31, 2011 and 2010, respectively.

On April 12, 2010, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) in its capacity as administrative agent and a syndicate of lenders.

The credit agreement is comprised of a $400.0 million revolving credit facility. The revolving loan commitments terminate on the third anniversary of the date of closing, or June 1, 2013. On June 1, 2010, the Company borrowed $200.0 million under the facility and transferred such funds to CoreLogic, as previously contemplated in connection with the Separation. Proceeds may also be used for general corporate purposes. At December 31, 2011 and 2010, the interest rate associated with the $200.0 million borrowed under the facility is 3.06%. See Note 19 Transactions with CoreLogic/TFAC to the consolidated financial statements for additional discussion of the $200.0 million transferred to CoreLogic.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At the Company’s election, borrowings under the credit agreement bear interest at (a) the Alternate Base Rate plus the Applicable Rate or (b) the Adjusted LIBOR rate plus the Applicable Rate (in each case as defined in the agreement). The Company may select interest periods of one, two, three or six months or (if agreed to by all lenders) such other number of months for Eurodollar borrowings of loans. The Applicable Rate varies depending upon the rating assigned by Moody’s and/or S&P to the credit agreement, or if no such rating is in effect, the Index Debt Rating. The minimum Applicable Rate for Alternate Base Rate borrowings is 1.50% and the maximum is 2.25%. The minimum Applicable Rate for Adjusted LIBOR rate borrowings is 2.50% and the maximum is 3.25%.

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans and may exercise their remedies under the collateral documents. Upon the occurrence of certain insolvency and bankruptcy events of default the loans automatically accelerate. At December 31, 2011, the Company is in compliance with the debt covenants under the credit agreement.

The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 2011, are as follows:

Year	Notes and contracts payable
(in thousands)
2012	$30,155
2013	208,451
2014	13,459
2015	15,327
2016	4,172
Thereafter	28,411

$299,975

NOTE 11.    Investment Income:

The components of investment income are as follows:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Interest:
Cash equivalents and deposits with savings and loan associations and banks	$6,602	$8,505	$14,019
Debt securities	47,337	48,127	48,249
Other long-term investments	1,693	5,568	12,879
Loans receivable	10,172	10,995	10,711
Dividends on marketable equity securities	2,896	2,711	5,041
Equity in earnings of affiliates	8,099	8,376	10,877
Other	5,354	9,980	18,473

	$82,153	$94,262	$120,249

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    Income Taxes:

For the years ended December 31, 2011, 2010 and 2009, domestic and foreign pretax income (loss) from continuing operations before noncontrolling interests was $128.2 million and $2.1 million, $213.5 million and $(1.4) million, and $195.2 million and $9.1 million, respectively.

Income taxes are summarized as follows:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$(23,095)	$69,379	$(25,430)
State	(1,267)	14,962	3,727
Foreign	13,926	13,657	12,450

	(10,436)	97,998	(9,253)

Deferred:
Federal	69,302	(680)	82,488
State	4,585	(9,823)	(4,668)
Foreign	(11,737)	(4,345)	1,501

	62,150	(14,848)	79,321

	$51,714	$83,150	$70,068

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Taxes calculated at federal rate	$45,603	$74,237	$71,521
State taxes, net of federal benefit	2,499	3,340	(612)
Dividends received deduction	(140)	(250)	(1,381)
Change in liability for tax positions	2,548	4,626	(8,776)
Exclusion of certain meals and entertainment expenses	2,245	2,889	2,675
Change in capital loss valuation allowance	—	(14,683)	—
Foreign taxes in excess of federal rate	1,740	9,802	10,365
Other items, net	(2,781)	3,189	(3,724)

	$51,714	$83,150	$70,068

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes), was 39.7% for 2011, 39.2% for 2010 and 34.3% for 2009. The differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits, and changes in the liability related to tax positions reported on the Company’s tax returns. In addition, the effective tax rate for 2010 reflects the release of a valuation allowance recorded against capital losses.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax assets are as follows:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Deferred revenue	$6,008	$6,103
Employee benefits	76,449	61,726
Bad debt reserves	13,484	17,508
Investment in affiliates	—	4,866
Loss reserves	4,469	7,987
Pension	112,558	104,535
Capital loss carryforward	32,887	29,186
Net operating loss carryforward	28,175	22,134
Securities and other	5,422	—
Other	6,134	4,301

	285,586	258,346

Deferred tax liabilities:
Depreciable and amortizable assets	179,613	145,785
Claims and related salvage	29,533	(1,029)
Investment in affiliates	15,397	—
Other	—	(2,382)

	224,543	142,374

Net deferred tax asset before valuation allowance	61,043	115,972

Valuation allowance	(21,426)	(19,126)

Net deferred tax asset	$39,617	$96,846

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to equity. The benefits recorded were $1.1 million for the years ended December 31, 2011 and 2010, with no benefit recorded for the year ended December 31, 2009.

In connection with the Separation, the Company and TFAC entered into a Tax Sharing Agreement, dated June 1, 2010 (the “Tax Sharing Agreement”), which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations. Pursuant to the Tax Sharing Agreement, CoreLogic will prepare and file the consolidated federal income tax return, and any other tax returns that include both CoreLogic and the Company for all taxable periods ending on or prior to June 1, 2010. The Company will prepare and file all tax returns that include solely the Company for all taxable periods ending after that date. As part of the Tax Sharing Agreement, the Company is contingently responsible for 50% of certain Separation-related tax liabilities. At December 31, 2011 and 2010, the Company had a payable of $2.5 million and $2.3 million, respectively, to CoreLogic related to these matters which is included in due to CoreLogic, net on the Company’s consolidated balance sheet.

At December 31, 2011 and 2010, the Company had a net payable to CoreLogic of $35.4 million and $61.5 million, respectively, related to tax matters prior to the Separation. This amount is included in the Company’s consolidated balance sheet in due to CoreLogic, net. During 2011, the Company recorded a $5.2 million increase

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to stockholders’ equity related to the Separation to reflect the Company’s actual tax liability to be included in CoreLogic’s consolidated tax return for 2010.

At December 31, 2011, the Company had available federal, state and foreign net operating loss carryforwards totaling, in aggregate, approximately $122.2 million for income tax purposes, of which $45.2 million has an indefinite expiration. The remaining $77.0 million expire at various times beginning in 2012.

The Company has a capital loss carryforward of $93.7 million, of which $74.7 million expires in 2012. In addition, the Company has net impairment and unrealized capital gains of $3.6 million, which includes $31.8 million of unrealized losses related to debt securities that the Company has the ability and intent to hold to recovery.

The valuation allowance relates to deferred tax assets for certain of the Company’s tax capital losses, state net operating loss carryforwards and the Company’s foreign operations. The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve the forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The activity in the valuation allowance primarily results from the Company’s determination that it is not more likely than not that a portion of its tax capital loss carryforward will be realized prior to its expiration date, as the result of market value declines in its equity securities portfolio during the year. Application of the accounting guidance related to intraperiod tax allocations resulted in recording the valuation allowance in accumulated other comprehensive income. In addition, the valuation allowance has been increased for certain state and foreign net operating losses.

As of December 31, 2011, United States taxes were not provided for on the earnings of the Company’s foreign subsidiaries of $114.8 million, as the Company has invested or expects to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if the Company determines that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. It is not practical to calculate the deferred taxes associated with these earnings; however foreign tax credits may be available to reduce federal income taxes in the event of distribution.

As of December 31, 2011 and 2010, the liability for income taxes associated with uncertain tax positions was $17.3 million and $11.1 million, respectively. This liability can be reduced by offsetting tax benefits associated with the correlative effects of potential adjustments including state income taxes and timing adjustments of $2.9 million and $1.5 million, as of December 31, 2011 and 2010, respectively. The net amount of $14.4 million and $9.6 million, as of December 31, 2011 and 2010, respectively, if recognized, would favorably affect the Company’s effective tax rate.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011, 2010 and 2009 is as follows:

	December 31,
	2011	2010	2009
	(in thousands)
Unrecognized tax benefits—opening balance	$11,100	$10,400	$18,900
Gross decreases—tax positions in prior period	—	—	(1,700)
Gross increases—current period tax positions	6,200	700	—
Expiration of the statute of limitations for the assessment of taxes	—	—	(6,800)

Unrecognized tax benefits—ending balance	$17,300	$11,100	$10,400

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of December 31, 2011 and 2010, the Company had accrued $3.6 million and $2.4 million, respectively, of interest and penalties (net of tax benefits of $1.4 million and $0.9 million, respectively) related to uncertain tax positions.

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

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits or the expiration of federal and state statute of limitations for the assessment of taxes. The Company estimates that there will be no increase or decrease in unrecognized tax benefits within the next 12 months.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.    Earnings Per Share:

The Company’s potential dilutive securities are stock options and RSUs. Stock options and RSUs are reflected in diluted net income per share attributable to the Company’s stockholders by application of the treasury-stock method. There are no reconciling items for net income attributable to the Company for the three years ended December 31, 2011 necessary for the diluted net income per share attributable to the Company’s stockholders calculation. A reconciliation of weighted-average shares outstanding is as follows:

	2011	2010	2009
	(in thousands, except per share data)
Numerator for basic and diluted net income per share attributable to the Company’s stockholders:
Net income attributable to the Company	$78,276	$127,829	$122,389

Denominator for basic net income per share attributable to the Company’s stockholders:
Weighted-average shares	105,197	104,134	104,006
Effect of dilutive securities:
Employee stock options and restricted stock units	1,717	2,043	—

Denominator for diluted net income per share attributable to the Company’s stockholders	106,914	106,177	104,006

Net income per share attributable to the Company’s stockholders:
Basic	$0.74	$1.23	$1.18

Diluted	$0.73	$1.20	$1.18

For the year ended December 31, 2010, basic earnings per share was computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period prior to the Separation, plus the weighted average number of such shares outstanding following the Separation through December 31, 2010.

For the year ended December 31, 2010, diluted earnings per share was computed using (i) the number of shares of common stock outstanding immediately following the Separation, (ii) the weighted average number of such shares outstanding following the Separation through December 31, 2010, and (iii) if dilutive, the incremental common stock that the Company would issue upon the assumed exercise of stock options and the vesting of RSUs using the treasury stock method.

For the year ended December 31, 2009 basic and diluted earnings per share were computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period.

For the years ended December 31, 2011 and 2010, 1.4 million stock options and RSUs were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

NOTE 14.    Employee Benefit Plans:

In connection with the Separation, the following occurred with respect to the following employee benefit plans:

•	The Company adopted TFAC’s 401(k) Savings Plan, which is now the First American Financial Corporation 401(k) Savings Plan (the “Savings Plan”). The account balances of employees of

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

The Company assumed TFAC’s defined benefit pension plan, which was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company assumed the entire benefit obligation and all the plan assets associated with the defined benefit pension plan, including the portion attributable to participants who were employees of the businesses retained by CoreLogic in connection with the Separation, and CoreLogic issued a $19.9 million note payable to the Company which approximated the unfunded portion of the benefit obligation attributable to those participants. In September 2011, the Company received $17.3 million from CoreLogic in satisfaction of the remaining balance of the note. See Note 19 Transactions with CoreLogic/TFAC to the consolidated financial statements for further discussion of this note receivable from CoreLogic.

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

The Company’s Savings Plan allows for employee-elective contributions up to the maximum amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability, as well as contributions of the participants. The Company’s expense related to the Savings Plan amounted to $8.7 million, $12.1 million and $15.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. This expense represents the discretionary contribution made by the Company following the Separation and by TFAC to the Company’s employees’ accounts prior to the Separation. The Savings Plan allows the participants to purchase the Company’s common stock as one of the investment options, subject to certain limitations. The Savings Plan held 4,417,000 shares and 4,968,000 shares of the Company’s common stock, representing 4.2% and 4.8% of the total shares outstanding, at December 31, 2011 and 2010, respectively.

The Company’s deferred compensation plan allows participants to defer up to 100% of their salary, commissions and bonus. Participants allocate their deferrals among a variety of investment crediting options (known as “deemed investments”). Deemed investments mean that the participant has no ownership interest in the funds they select; the funds are only used to measure the gains or losses that will be attributed to their deferral account over time. Participants can elect to have their deferral balance paid out in a future year while they are still employed or after their employment ends. The deferred compensation plan is exempt from most provisions of ERISA because it is only available to a select group of management and highly compensated employees and is not a qualified employee benefit plan. To preserve the tax-deferred savings advantages of a nonqualified deferred compensation plan, federal law requires that it be unfunded or informally funded. The participants’ deferrals and any earnings on those deferrals are general unsecured obligations of the Company. The Company is informally funding the deferred compensation plan through a tax-advantaged investment known as variable universal life

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insurance. Deferred compensation plan assets are held as an asset of the Company within a special trust, called a “Rabbi Trust.” At December 31, 2011 and 2010, the value of the assets in the Rabbi Trust of $59.5 million and $60.0 million, and the unfunded liabilities of $58.2 million and $61.9 million, are included in the consolidated balance sheets in other assets and pension costs and other retirement plans, respectively.

The Company’s defined benefit pension plan is a noncontributory, qualified, defined benefit plan with benefits based on the employee’s compensation and years of service. The defined benefit pension plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008.

The Company also has nonqualified, unfunded supplemental benefit plans covering certain management personnel. Benefits under the Executive and Management Supplemental Benefit Plans are, subject to the limitations described below, based on a participant’s final average compensation, which is computed as the average compensation of the last five full calendar years preceding retirement. Maximum benefits under the Executive and Management Supplemental Benefit Plans are 30% and 15% of final average compensation, respectively. The Company’s compensation committee amended and restated the Executive and Management Supplemental Benefit Plans effective as of January 1, 2011. The plans were amended to make the following changes, among others: (i) close the plans to new participants; (ii) fix the period over which the final average compensation that is used to calculate a participant’s benefit is determined as the one-year average of the five-year period ending on December 31, 2010, irrespective of the participant’s actual retirement date; and (iii) cap the maximum annual benefit at $500,000 for the Company’s chief executive officer, at $350,000 for all other Executive Supplemental Benefit Plan participants and at $250,000 for all Management Supplemental Benefit Plan participants. The amendments to the Executive and Management Supplemental Benefit Plans were accounted for as negative plan amendments with the resulting decrease in the projected benefit obligations being recorded to accumulated other comprehensive income as a prior service credit.

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

The following table provides the principal components of employee benefit plan expenses related to (i) the Company’s employees’ participation in TFAC’s benefit plans prior to the Separation and (ii) the Company’s benefit plans following the Separation:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Expense:
Savings plan	$8,697	$12,080	$15,468
Defined benefit pension plans	22,386	19,652	8,643
Unfunded supplemental benefit plans	17,279	23,252	23,322
Other plans, net	6,628	8,730	1,849

	$54,990	$63,714	$49,282

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status associated with (i) the Company’s employees who participated in TFAC’s defined benefit pension and supplemental benefit plans prior to the Separation and (ii) the Company’s defined benefit pension and supplemental benefit plans following the Separation:

	December 31,
	2011		2010
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$371,224	$215,301	$288,997	$210,396
Service costs	—	2,167	—	3,899
Interest costs	19,077	11,075	18,155	12,711
Actuarial losses	14,271	7,088	23,863	19,496
Benefits paid	(18,816)	(12,115)	(14,010)	(12,165)
Impact of Separation	—	—	54,219	15,906
Impact of plan amendment	—	—	—	(34,942)

Projected benefit obligation at end of year	385,756	223,516	371,224	215,301

Change in plan assets:
Plan assets at fair value at beginning of year	262,827	—	203,105	—
Actual return on plan assets	(5,990)	—	18,800	—
Contributions	19,057	12,115	16,088	12,165
Benefits paid	(18,816)	(12,115)	(14,010)	(12,165)
Impact of Separation	—	—	38,844	—

Plan assets at fair value at end of year	257,078	—	262,827	—

Reconciliation of funded status:
Unfunded status of the plans	$(128,678)	$(223,516)	$(108,397)	$(215,301)

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$(128,678)	$(223,516)	$(108,397)	$(215,301)

Amounts recognized in accumulated other comprehensive income:
Unrecognized net actuarial loss	$215,769	$105,585	$198,738	$106,943
Unrecognized prior service cost (credit)	90	(40,049)	115	(44,459)

	$215,859	$65,536	$198,853	$62,484

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic cost related to (i) the Company’s employees’ participation in TFAC’s defined benefit pension and supplemental benefit plans prior to the Separation and (ii) the Company’s defined benefit pension and supplemental benefit plans following the Separation includes the following components:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Expense:
Service costs	$2,167	$3,959	$4,476
Interest costs	30,152	30,866	28,923
Expected return on plan assets	(15,316)	(12,666)	(16,969)
Amortization of net actuarial loss	27,047	21,790	16,586
Amortization of prior service credit	(4,385)	(1,045)	(1,051)

	$39,665	$42,904	$31,965

The Company’s net actuarial loss and prior service credit for defined benefit pension and supplemental benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic cost over the next fiscal year are expected to be an expense of $29.1 million and a credit of $4.4 million, respectively.

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	December 31,
	2011	2010
Defined benefit pension plans
Discount rate	5.30%	5.81%
Rate of return on plan assets	5.75%	5.75%
Unfunded supplemental benefit plans
Discount rate	5.30%	5.81%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	December 31,
	2011	2010
Defined benefit pension plans
Discount rate	4.90%	5.30%
Unfunded supplemental benefit plans
Discount rate	4.90%	5.30%
Salary increase rate	N/A (1)	5.00%

(1)	Effective January 1, 2011, the unfunded supplemental benefit plans were amended to, among other changes, fix the period over which the final average compensation that is used to calculate a participant’s benefit is determined as the one-year average of the five-year period ending on December 31, 2010, irrespective of the participant’s actual retirement date. Therefore, an assumption for salary increase rate is no longer required to determine the benefit obligation beginning December 31, 2011.

The discount-rate assumption used for benefit plan accounting reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

Assumptions for the expected long-term rate of return on plan assets are based on future expectations for returns for each asset class based on the calculated market-related value of plan assets and the effect of periodic

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

target asset allocation rebalancing, adjusted for the payment of reasonable expenses of the plan from plan assets. The expected long-term rate of return on assets was selected from within a reasonable range of rates determined by (1) historical real and expected returns for the asset classes covered by the investment policy and (2) projections of inflation over the long-term period during which benefits are payable to plan participants. The Company believes the assumptions are appropriate based on the investment mix and long-term nature of the plan’s investments. The use of expected long-term returns on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns, and therefore result in a pattern of income and cost recognition that more closely matches the pattern of the services provided by the employees.

The following table provides the funded status of the Company’s defined benefit pension and supplemental benefit plans:

	December 31,
	2011		2010
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Projected benefit obligation	$385,756	$223,516	$371,224	$215,301
Accumulated benefit obligation	$385,756	$223,516	$371,224	$215,301
Plan assets at fair value at end of year	$257,078	$—	$262,827	$—

The Company has a pension investment policy designed to meet or exceed the expected rate of return on plan asset assumptions. The investment objective is to increase the pension plan’s funding status to being fully funded on a plan termination basis. Under the policy, as the funded status of the pension plan improves, the investment manager is to implement a lower risk strategy in order to minimize funded status volatility, according to the predetermined asset allocation strategy disclosed below. This strategy is intended to provide the best balance of minimizing funded status volatility while maintaining upside potential over time in order to fully fund the pension plan. To achieve this, the pension plan assets are monitored regularly to determine the funded status of the plan. The investment manager is responsible for ensuring that the portfolio is invested in compliance with the stated guidelines and that the individual investments are within acceptable risk tolerance levels. The investment manager will invest the assets of the plan in equity and fixed income debt securities and cash. Sufficient liquidity is also maintained to provide cash flow for ongoing needs.

Cash investments may be made in short-term securities, such as commercial paper or variable rate notes, or in money market funds. The short-term securities are investment grade with a maturity of less than 13 months. Fixed income investments must be government or government agency obligations, corporate debt or preferred stock, or fixed income mutual funds. The corporate debt securities are investment grade. Common stock investments may be either individual issues or stock mutual funds. The Company’s pension investment policy prohibits the use of the following financial instruments: options, short sales, commodities, derivatives, letter stock, private or direct placements and margin purchases. At December 31, 2011 and 2010, the Company’s pension plan assets also include $6.7 million and $6.3 million, respectively, of investment contracts with insurance companies as part of an acquired plan.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s target asset allocation is based on funded status as follows:

Funded Ratio	Domestic and International Equities	Fixed Income
70% or less	60%	40%
75%	53%	47%
80%	45%	55%
85%	38%	62%
90%	31%	69%
95%	23%	77%
100%	16%	84%
105%	9%	91%
110%	0%	100%

The investment manager must maintain a threshold of within 2% for each portfolio category.

A summary of the asset allocation as of December 31, 2011 and 2010 are as follows:

	Percentage of plan assets at December 31,
	2011	2010
Asset category
Domestic and international equities	61.4%	61.6%
Fixed income	36.4%	34.1%
Cash	2.2%	4.3%

The Company expects to make cash contributions to its pension plans and unfunded supplemental benefit plans of $20.7 million and $13.6 million, respectively, during 2012.

The following benefit payments for all plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year	(in thousands)
2012	$31,500
2013	$32,523
2014	$33,626
2015	$34,559
2016	$34,896
Five years thereafter	$193,550

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s defined benefit pension plan assets at fair value as of December 31, 2011 and 2010, classified using the fair value hierarchy:

	Estimated fair value as of December 31, 2011	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$5,591	$5,591	$—	$—

Debt securities:
Municipal bonds	6,801	—	6,801	—
Foreign bonds	3,724	—	3,724	—
Governmental agency mortgage-backed securities	15,100	—	15,100	—
Corporate debt securities	61,284	—	61,284	—

	86,909	—	86,909	—

Equity securities:
Preferred stocks	2,954	2,954	—	—
Domestic common stocks	105,550	105,550	—	—
International common stocks	49,347	49,347	—	—

	157,851	157,851	—	—

Investment contracts with insurance companies	6,727	—	—	6,727

	$257,078	$163,442	$86,909	$6,727

	Estimated fair value as of December 31, 2010	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$11,209	$11,209	$—	$—

Debt securities:
Municipal bonds	8,874	—	8,874	—
Foreign bonds	4,082	—	4,082	—
Governmental agency mortgage-backed securities	25,481	—	25,481	—
Corporate debt securities	45,034	—	45,034	—

	83,471	—	83,471	—

Equity securities:
Preferred stocks	3,618	3,618	—	—
Domestic common stocks	107,119	107,119	—	—
International common stocks	51,139	51,139	—	—

	161,876	161,876	—	—

Investment contracts with insurance companies	6,271	—	—	6,271

	$262,827	$173,085	$83,471	$6,271

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.    Fair Value of Financial Instruments:

Guidance requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate that value. In the measurement of the fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available. These derived fair value estimates are significantly affected by the assumptions used. Additionally, the guidance excludes certain financial instruments including those related to insurance contracts, pension and other postretirement benefits, and equity method investments.

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

The fair value of notes receivable is estimated based on the discounted value of the future cash flows using approximate current market rates being offered for notes with similar maturities and similar credit quality.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts payable and accrued liabilities

The carrying amount for accounts payable and accrued liabilities is a reasonable estimate of fair value due to the short-term maturity of these liabilities. The Company did not include the carrying amounts and fair values of pension costs and other retirement plans as the guidance excludes them from disclosure.

Due to CoreLogic, net

The carrying amount for due to CoreLogic, net is a reasonable estimate of fair value due to the short-term maturity of this liability.

Notes and contracts payable

The fair value of notes and contracts payable were estimated based on the current rates offered to the Company for debt of the same remaining maturities.

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2011 and 2010 are presented in the following table.

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$418,299	$418,299	$728,746	$728,746
Accounts and accrued income receivable, net	$227,847	$227,847	$234,539	$234,539
Loans receivable, net	$139,191	$144,868	$161,526	$166,904
Investments:
Deposits with savings and loan associations and banks	$56,201	$56,201	$59,974	$59,974
Debt securities	$2,201,911	$2,201,911	$2,107,984	$2,107,984
Equity securities	$184,000	$184,000	$282,416	$282,416
Notes receivable, net	$15,581	$14,534	$16,068	$14,901
Notes receivable from CoreLogic	$—	$—	$18,787	$18,708
Financial Liabilities:
Deposits	$1,093,236	$1,093,771	$1,482,557	$1,483,317
Accounts payable and accrued liabilities	$303,478	$303,478	$327,087	$327,087
Due to CoreLogic, net	$53,264	$53,264	$62,370	$62,370
Notes and contracts payable	$299,975	$304,806	$293,817	$295,465

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the Separation, the Company established the First American Financial Corporation 2010 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. Prior to the Separation, the Company’s employees participated in TFAC’s employee stock purchase plan. There were 352,000 shares issued in connection with the Company’s plan for the year ended December 31, 2011, and 175,000 and 208,000 shares issued in connection with the Company’s and TFAC’s plans for the years ended December 31, 2010 and 2009, respectively. At December 31, 2011, there were 1,474,000 shares reserved for future issuances.

The following table presents the share-based compensation expense associated with (i) the Company’s employees that participated in TFAC’s share-based compensation plans prior to the Separation and (ii) the Company’s share-based compensation plans following the Separation:

	2011	2010	2009
	(in thousands)
Expense:
Restricted stock units	$14,203	$11,876	$13,534
Stock options	9	315	493
Employee stock purchase plan	769	638	536

	$14,981	$12,829	$14,563

The following table summarizes RSU activity for the year ended December 31, 2011:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2010	3,686	$12.18
Granted during 2011	798	$16.31
Vested during 2011	(840)	$14.04
Forfeited during 2011	(503)	$11.60

RSUs unvested at December 31, 2011	3,141	$12.83

As of December 31, 2011, there was $16.8 million of total unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a weighted-average period of 2.8 years. The fair value of

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RSUs is generally based on the market value of the Company’s shares on the date of grant. The total fair value of shares vested and not distributed for the years ended December 31, 2011, 2010 and 2009 was $2.2 million, $3.5 million and $0.9 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2011:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2010	2,863	$14.68
Exercised during 2011	(183)	$10.82
Forfeited during 2011	(44)	$18.09

Balance at December 31, 2011	2,636	$14.89	2.6	$1,754

Vested at December 31, 2011	2,636	$14.89	2.6	$1,754

Exercisable at December 31, 2011	2,636	$14.89	2.6	$1,754

All stock options issued under the Company’s plans are vested and no share-based compensation expense related to such stock options remains to be recognized.

Total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $645 thousand, $168 thousand and $2.9 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

NOTE 17.    Stockholders’ Equity:

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. As of December 31, 2011, the Company had repurchased and retired 204 thousand shares of its common stock for a total purchase price of $2.5 million.

NOTE 18.    Commitments and Contingencies:

Lease commitments

The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company pay insurance and taxes.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2011 are as follows:

Operating
(in thousands)
Year
2012	$84,036
2013	66,409
2014	45,544
2015	28,883
2016	16,971
Thereafter	16,358

$258,201

Total rental expense for all operating leases and month-to-month rentals was $102.6 million, $125.4 million, and $157.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Other commitments and guarantees

At December 31, 2011 and 2010, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $31.0 million and $34.9 million, respectively. The guarantee arrangements relate to promissory notes and other contracts, and contingently require the Company to make payments to the guaranteed party based on the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential amount of future payments under these guarantees totaled $31.0 million and $34.9 million at December 31, 2011 and 2010, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its consolidated balance sheets related to these guarantees at December 31, 2011 and 2010.

The Company also guarantees the obligations of certain of its subsidiaries. These obligations are included in the Company’s consolidated balance sheets as of December 31, 2011 and 2010.

NOTE 19.    Transactions with CoreLogic/TFAC:

Prior to the Separation, the Company had certain related party relationships with TFAC. The Company does not consider CoreLogic to be a related party subsequent to the Separation. The related party relationships with TFAC prior to the Separation and subsequent relationships with CoreLogic following the Separation are discussed further below.

Transactions with TFAC prior to the Separation

Prior to the Separation, the Company was allocated corporate income and overhead expenses from TFAC for corporate-related functions based on an allocation methodology that considered the number of the Company’s domestic headcount, the Company’s total assets and total revenues or a combination of those drivers. General corporate overhead expense allocations include executive management, tax, accounting and auditing, legal and treasury services, payroll, human resources and certain employee benefits and marketing and communications. The Company was allocated general net corporate expenses of $23.3 million from TFAC during 2010 prior to the

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Separation, and $57.0 million for the year ended December 31, 2009, which are included within the investment income, net realized investment losses, personnel costs, other operating expenses, depreciation and amortization and interest expense line items in the accompanying consolidated statements of income.

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

During the year ended December 31, 2009 the Company made a cash dividend payment of $83.0 million to TFAC which was recorded as a reduction of invested equity on the Company’s consolidated balance sheets. No cash dividends were paid to TFAC during 2010.

Transactions with CoreLogic following the Separation

In connection with the Separation, the Company and TFAC entered into various transition services agreements with effective dates of June 1, 2010. The agreements include transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit. Except for the information technology services agreements, the transition services agreements are short-term in nature. The Company incurred the net amounts of $6.4 million and $5.4 million for the years ended December 31, 2011 and 2010, respectively, under these agreements which are included in other operating expenses in the consolidated statements of income. No amounts were reflected in the consolidated statements of income prior to June 1, 2010, as the transition services agreements were not effective prior to the Separation.

Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, each of the Company and CoreLogic agreed to assume and be responsible for 50% of certain of TFAC’s contingent and other corporate liabilities. All external costs and expenses associated with the management of these contingent and other corporate liabilities will be shared equally. These contingent and other corporate liabilities primarily relate to consolidated securities litigation and any actions with respect to the Separation or the Distribution brought by any third party. Contingent and other

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

corporate liabilities that are related to only TFAC’s information solutions or financial services businesses are generally fully allocated to CoreLogic or the Company, respectively. At December 31, 2011 and 2010, no reserves were considered necessary for such liabilities.

In connection with the Separation, TFAC issued to the Company and FATICO a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation. Under the terms of the Separation and Distribution Agreement, if the Company chooses to dispose of 1% or more of CoreLogic’s outstanding common stock at a given date, the Company must first provide CoreLogic with the option to purchase the shares. The Company has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising as a result of holding the shares for a longer period. The CoreLogic common stock is classified as available-for-sale and carried at fair value with unrealized gains or losses classified as a component of accumulated other comprehensive loss. In April 2011, FATICO sold 4.0 million shares of CoreLogic common stock for an aggregate cash price of $75.8 million and recorded a gain of $0.8 million related to the sale. At December 31, 2011 and 2010, the cost basis of the CoreLogic common stock was $167.6 million and $242.6 million, respectively, with an estimated fair value of $115.5 million and $239.5 million, respectively. The CoreLogic common stock is included in equity securities in the consolidated balance sheet.

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

At December 31, 2011 and December 31, 2010, the Company’s federal savings bank subsidiary, First American Trust, FSB, held $4.3 million and $11.9 million, respectively, of interest and non-interest bearing deposits owned by CoreLogic. These deposits are included in deposits in the consolidated balance sheets. Interest expense on the deposits was immaterial for all periods presented.

Prior to the Separation, the Company owned three office buildings that were leased to the information solutions businesses of TFAC under the terms of formal lease agreements. In connection with the Separation, the Company distributed one of the office buildings to CoreLogic, and currently owns two office buildings that are leased to CoreLogic under the terms of formal lease agreements. Rental income associated with these properties totaled $4.4 million, $6.2 million and $8.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company and CoreLogic are also parties to certain ordinary course commercial agreements and transactions. The expenses associated with these transactions, which primarily relate to purchases of data and other settlement services totaled $15.0 million, $21.4 million and $46.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in other operating expenses in the Company’s consolidated statements of income. The Company also sells data and provides other settlement services to CoreLogic through ordinary course commercial agreements and transactions resulting in revenues totaling $4.2 million, $11.8 million and $6.6 million for the years ended December 31, 2011, 2010, and 2009, respectively, which are included in direct premiums and escrow fees and information and other in the Company’s consolidated statements of income.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the Separation, certain transactions with TFAC were settled in cash and the remaining transactions were settled by non-cash capital contributions between the Company and TFAC, which resulted in net non-cash contributions from TFAC to the Company of $2.1 million for the year ended December 31, 2010. Following the Separation, all transactions with CoreLogic are settled, on a net basis, in cash.

NOTE 20.    Other Comprehensive Income (Loss):

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Components of other comprehensive income (loss) are as follows:

	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2008	$(72,592)	$(26,717)	$(167,020)	$(266,329)
Pretax change	71,834	31,972	13,846	117,652
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	15,651	—	—	15,651
Tax effect	(25,439)	—	7,000	(18,439)

Balance at December 31, 2009	(10,546)	5,255	(146,174)	(151,465)
Pretax change	5,249	5,705	18,103	29,057
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	8,034	—	—	8,034
Pretax change in connection with the Separation	—	—	(36,752)	(36,752)
Tax effect	(5,974)	—	8,020	2,046

Balance at December 31, 2010	(3,237)	10,960	(156,803)	(149,080)
Pretax change	(11,733)	(6,167)	(20,059)	(37,959)
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	3,573	—	—	3,573
Tax effect	(2,012)	—	8,025	6,013

Balance at December 31, 2011	$(13,409)	$4,793	$(168,837)	$(177,453)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of other comprehensive income (loss) allocated to the Company and noncontrolling interests are as follows:

	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
2011
Allocated to the Company	$(13,415)	$4,793	$(168,837)	$(177,459)
Allocated to noncontrolling interests	6	—	—	6

Balance at December 31, 2011	$(13,409)	$4,793	$(168,837)	$(177,453)

2010
Allocated to the Company	$(3,246)	$10,893	$(156,803)	$(149,156)
Allocated to noncontrolling interests	9	67	—	76

Balance at December 31, 2010	$(3,237)	$10,960	$(156,803)	$(149,080)

2009
Allocated to the Company	$(10,475)	$9,158	$(146,174)	$(147,491)
Allocated to noncontrolling interests	(71)	(3,903)	—	(3,974)

Balance at December 31, 2009	$(10,546)	$5,255	$(146,174)	$(151,465)

The change in net unrealized gains on securities includes reclassification adjustments of $11.0 million, $12.5 million and $16.0 million of net realized gains on debt and equity securities for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 21.    Litigation and Regulatory Contingencies:

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses. These lawsuits include, among others, cases alleging, among other assertions, that the Company, one of its subsidiaries and/or one of its agents:

•	charged an improper rate for title insurance in a refinance transaction, including

•	Boucher v. First American Title Insurance Company, filed on May 16, 2007 and pending in the United States District Court for the Western District of Washington,

•	Loef v. First American Title Insurance Company, filed on August 16, 2008 and pending in the United States District Court for the District of Maine,

•	Hamilton v. First American Title Insurance Company, filed on August 22, 2007 and pending in the United States District Court for the Northern District of Texas,

•	Hamilton v. First American Title Insurance Company, et al., filed on August 25, 2008 and pending in the Superior Court of the State of North Carolina, Wake County,

•	Haskins v. First American Title Insurance Company, filed on September 29, 2010 and pending in the United States District Court for the District of New Jersey,

•	Johnson v. First American Title Insurance Company, filed on May 27, 2008 and pending in the United States District Court for the District of Arizona,

•	Levine v. First American Title Insurance Company, filed on February 26, 2009 and pending in the United States District Court for the Eastern District of Pennsylvania,

•	Lewis v. First American Title Insurance Company, filed on November 28, 2006 and pending in the United States District Court for the District of Idaho,

•	Raffone v. First American Title Insurance Company, filed on February 14, 2004 and pending in the Circuit Court, Nassau County, Florida,

•	Slapikas v. First American Title Insurance Company, filed on December 19, 2005 and pending in the United States District Court for the Western District of Pennsylvania and

•	Tello v. First American Title Insurance Company, filed on July 14, 2009 and pending in the United States District Court for the District of New Hampshire.

All of these lawsuits are putative class actions. A court has granted class certification in Loef, Hamilton (North Carolina), Johnson, Lewis, Raffone and Slapikas. An appeal to a higher court is pending with

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respect to the granting of class certification in Hamilton (North Carolina). For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the financial statements as a whole.

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

•	misclassified employees and failed to pay overtime, including

•	Bartko v. First American Title Insurance Company, filed on November 8, 2011, and pending in the Superior Court of the State of California, Los Angeles.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bartko is a putative class action for which a class has not been certified. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

•	Carrera v. First American Home Buyers Protection Corporation, filed on September 23, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court for the District of New Jersey,

•	Coleman v. First American Home Buyers Protection Corporation, et al., filed on August 24, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Eberhard v. First American Title Insurance Company, et al., filed on April 4, 2011 and pending in the Court of Common Pleas Cuyahoga County, Ohio,

•	Eide v. First American Title Company, filed on February 26, 2010 and pending in the Superior Court of the State of California, County of Kern,

•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,

•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Kirk v. First American Financial Corporation, filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Smith v. First American Title Insurance Company, filed on November 23, 2011 and pending in the United States District Court for the Western District of Washington,

•	Tavenner v. Talon Group, filed on August 18, 2009 and pending in the United States District Court for the Western District of Washington, and

•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

All of these lawsuits, except Sjobring, are putative class actions for which a class has not been certified. In Sjobring a class was certified but that certification was subsequently vacated. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

While some of the lawsuits described above may be material to the Company’s operating results in any particular period if an unfavorable outcome results, the Company does not believe that any of these lawsuits will have a material adverse effect on the Company’s overall financial condition or liquidity.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 5, 2010, Bank of America, N.A. filed a complaint in the North Carolina General Court of Justice, Superior Court Division against United General Title Insurance Company and First American Title Insurance Company alleging that the defendants failed to pay or failed to timely respond to certain claims made on title insurance policies issued in connection with home equity loans or lines of credit that are now in default.

On April 1, 2010, the Company filed a third party complaint within the same litigation against Fiserv Solutions, Inc. for breach of contract, indemnification and other matters relating to the plaintiff’s allegations.

During the fourth quarter of 2011, the Company, Bank of America and Fiserv settled the lawsuit through mediation. As a result of the settlement, the Company recorded a charge of $19.2 million in the fourth quarter, which is in addition to the $13.0 million charge recorded in the third quarter of 2011 and is net of all recoveries. These charges were recorded to provision for policy losses and other claims on the accompanying consolidated statements of income. The settlement extinguishes all Company liability in connection with policies issued to Bank of America of the type that are the subject of the lawsuit, whether or not Bank of America has submitted a claim with respect to such policies. The court approved of the settlement on December 8, 2011 and dismissed the case with prejudice.

The Company also is a party to non-ordinary course lawsuits other than those described above. With respect to these lawsuits, the Company has determined either that a loss is not probable or that the possible loss or range of loss is not material to the financial statements as a whole.

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to audit or investigation by such governmental agencies. Currently, governmental agencies are auditing or investigating certain of the Company’s operations. These audits or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, real estate settlement service customer acquisition and retention practices and agency relationships. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts. While the ultimate disposition of each such audit or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These audits or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

NOTE 22.    Business Combinations:

During the year ended December 31, 2011, the Company completed three acquisitions for an aggregate purchase price of $2.1 million in cash and contingent consideration of $2.5 million. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. These three acquisitions have been included in the Company’s title insurance and services segment.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to the acquisitions discussed above, during the year ended December 31, 2011, the Company purchased additional noncontrolling interests in companies already included in the Company’s consolidated financial statements for a total purchase price of $4.1 million in cash.

During the year ended December 31, 2010, the Company completed five acquisitions for an aggregate purchase price of $10.9 million in cash. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. These five acquisitions have been included in the Company’s title insurance and services segment.

In addition to the acquisitions discussed above, during the year ended December 31, 2010, the Company purchased the remaining noncontrolling interests in three companies already included in the Company’s consolidated financial statements. The total purchase price of these transactions was $2.8 million in cash and $0.5 million in notes payable.

NOTE 23.    Segment Financial Information:

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services, accommodates tax-deferred exchanges of real estate, maintains, manages and provides access to title plant records and images and provides banking, trust and investment advisory services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance and similar products, as well as related services, either directly or through joint ventures in foreign countries, including Canada, the United Kingdom and various other established and emerging markets.

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. This business is licensed to issue policies in all 50 states and actively issues policies in 43 states. In its largest market, California, it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. The home warranty business provides residential service contracts that cover residential systems and certain appliances against failures that occur as the result of normal usage during the coverage period. This business currently operates in 39 states and the District of Columbia.

The corporate function consists primarily of certain financing facilities as well as the corporate services that support the Company’s business operations. Eliminations consist of inter-segment revenues and related expenses included in the results of the operating segments. The Company did not record inter-segment eliminations for the year ended December 31, 2009, as there was no inter-segment income or expense.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information about the Company’s operations by segment for each of the past three years is as follows:

	Revenues	Depreciation and amortization	Equity in earnings of affiliates	Income (loss) before income taxes	Assets	Investment in affiliates	Capital expenditures
	(in thousands)
2011
Title Insurance and Services	$3,539,127	$69,229	$8,340	$158,642	$4,947,903	$132,628	$68,098
Specialty Insurance	286,982	4,197	—	39,143	490,620	—	7,024
Corporate	(1,660)	3,463	(241)	(67,877)	48,606	4,099	251
Eliminations	(3,875)	—	—	385	(116,792)	—	—

	$3,820,574	$76,889	$8,099	$130,293	$5,370,337	$136,727	$75,373

2010
Title Insurance and Services	$3,613,590	$72,566	$8,006	$229,522	$5,109,174	$140,923	$82,123
Specialty Insurance	286,566	5,341	—	42,695	488,351	—	3,273
Corporate	8,252	2,735	370	(60,111)	373,976	5,861	3,329
Eliminations	(1,796)	—	—	—	(149,675)	—	—

	$3,906,612	$80,642	$8,376	$212,106	$5,821,826	$146,784	$88,725

2009
Title Insurance and Services	$3,767,355	$76,038	$10,577	$215,116	$4,824,581	$228,735	$34,318
Specialty Insurance	278,376	4,295	—	31,444	498,740	—	7,503
Corporate	1,103	3,879	300	(42,215)	206,960	—	483

	$4,046,834	$84,212	$10,877	$204,345	$5,530,281	$228,735	$42,304

Total revenues from external customers separated between domestic and foreign operations and by segment for each of the three years ended December 31, 2011, 2010 and 2009 is as follows:

	2011		2010		2009
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance and Services	$3,189,040	$350,087	$3,286,997	$326,593	$3,470,751	$296,604
Specialty Insurance	286,982	—	286,566	—	278,376	—

	$3,476,022	$350,087	$3,573,563	$326,593	$3,749,127	$296,604

Long-lived assets separated between domestic and foreign operations and by segment as of December 31, 2011, 2010 and 2009 are as follows:

	December 31,
	2011		2010		2009
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
			(in thousands)
Title Insurance and Services	$1,826,362	$146,213	$1,870,939	$143,284	$1,955,317	$209,801
Specialty Insurance	149,105	—	150,328	—	160,599	—

	$1,975,467	$146,213	$2,021,267	$143,284	$2,115,916	$209,801

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31	June 30	September 30 (2)	December 31
	(in thousands, except per share amounts)
2011 (1)
Revenues	$931,700	$927,343	$964,965	$996,566
(Loss) income before income taxes	$(23,449)	$49,215	$38,411	$66,116
Net (loss) income	$(15,241)	$32,147	$21,295	$40,378
Net income (loss) attributable to noncontrolling interests	$94	$(194)	$252	$151
Net (loss) income attributable to the Company	$(15,335)	$32,341	$21,043	$40,227
Net (loss) income per share attributable to the Company’s stockholders (3):
Basic	$(0.15)	$0.31	$0.20	$0.38
Diluted	$(0.15)	$0.30	$0.20	$0.38

(1)	Net income for the year ended December 31, 2011 includes a net increase of $1.6 million related to certain items that should have been recorded in a prior year. These items increased diluted net income per share attributable to the Company’s stockholders by $0.02 for the year.
(2)	Net income for the third quarter ended September 30, 2011 includes a net reduction of $0.9 million related to certain items that should have been recorded in a prior quarter. These items decreased diluted net income per share attributable to the Company’s stockholders by $0.01 for the quarter. The Company assessed these items and concluded that such items were not material to the previously reported consolidated financial statements and are not material to the consolidated financial statements for the year ended December 31, 2011.
(3)	Net income per share attributable to the Company’s stockholders for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

	Quarter Ended
	March 31	June 30	September 30	December 31 (2)
	(in thousands, except per share amounts)
2010 (1)
Revenues	$908,426	$969,924	$1,003,523	$1,024,739
Income before income taxes	$24,540	$56,995	$55,988	$74,583
Net income	$13,729	$34,140	$33,343	$47,744
Net (loss) income attributable to noncontrolling interests	$(40)	$307	$210	$650
Net income attributable to the Company	$13,769	$33,833	$33,133	$47,094
Net income per share attributable to the Company’s stockholders (3) (4):
Basic	$0.13	$0.33	$0.32	$0.45
Diluted	$0.13	$0.32	$0.31	$0.44

(1)	Net income for the year ended December 31, 2010 includes net expense of $7.7 million related to certain items that should have been recorded in a prior year. These items decreased diluted net income per share attributable to the Company’s stockholders by $0.06 for the year.
(2)	Net income for the fourth quarter ended December 31, 2010 includes net expense of $6.9 million related to certain items that should have been recorded in a prior quarter. These items decreased diluted net income per share attributable to the Company’s stockholders by $0.06 for the quarter.
(3)	Net income per share attributable to the Company’s stockholders for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.
(4)	Per share information was computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period prior to the Separation.

SCHEDULE I

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

December 31, 2011

Column A	Column B	Column C		Column D
Type of investment	Cost	Market value		Amount at which shown in the balance sheet
Deposits with savings and loan associations and banks:
Consolidated	$56,201	$56,201		$56,201

Debt securities:
U.S. Treasury bonds
Consolidated	$71,995	$74,231		$74,231

Municipal bonds
Consolidated	$329,935	$349,123		$349,123

Foreign bonds
Consolidated	$212,200	$215,020		$215,020

Governmental agency bonds
Consolidated	$195,784	$197,753		$197,753

Governmental agency mortgage-backed securities
Consolidated	$1,066,656	$1,076,547		$1,076,547

Non-agency mortgage-backed securities
Consolidated	$42,089	$30,634		$30,634

Corporate debt securities
Consolidated	$248,921	$258,603		$258,603

Total debt securities:
Consolidated	$2,167,580	$2,201,911		$2,201,911

Equity securities:
Consolidated	$231,887	$184,000		$184,000

Notes receivable, net
Consolidated	$15,581	$14,534		$15,581

Other long-term investments:
Consolidated	$185,224	$185,224	(1)	$185,224

Total investments:
Consolidated	$2,656,473	$2,642,917		$2,642,917

(1)	As other long-term investments are not publicly traded, reasonable estimate of the fair values could not be made without incurring excessive costs.

SCHEDULE II

1 OF 4

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED BALANCE SHEETS

(in thousands, except par values)

	December 31, 2011	December 31, 2010

Assets
Cash and cash equivalents	$147,339	$86,417
Dividends receivable from subsidiaries	—	30,000
Due from subsidiaries, net	7,326	20,929
Income taxes receivable	20,431	22,266
Investments	85,507	123,967
Investment in subsidiaries	2,426,856	2,337,361
Property and equipment, net	2,237	10,890
Deferred income taxes	39,617	96,846
Other assets	70,953	76,644

	$2,800,266	$2,805,320

Liabilities and Equity
Accounts payable and other accrued liabilities	$27,804	$23,401
Pension costs and other retirement plans	415,373	389,597
Due to CoreLogic, net	35,370	80,468
Notes and contracts payable	200,000	201,084
Notes and contracts payable to subsidiaries	86,780	117,049

	765,327	811,599

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, Authorized-500 shares; Outstanding-none	—	—
Common stock, $0.00001 par value:
Authorized—300,000 shares; Outstanding—105,410 shares and 104,457 shares as of December 31, 2011 and 2010, respectively	1	1
Additional paid-in capital	2,081,242	2,057,098
Retained earnings	124,816	72,074
Accumulated other comprehensive loss	(177,459)	(149,156)

Total stockholders’ equity	2,028,600	1,980,017
Noncontrolling interests	6,339	13,704

Total equity	2,034,939	1,993,721

	$2,800,266	$2,805,320

See notes to condensed financial statements

SCHEDULE II

2 OF 4

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31, 2011	Seven Months Ended December 31, 2010
Revenues
Dividends from subsidiaries	$60,600	$136,650
Other (loss) income	(3,604)	6,323

	56,996	142,973
Expenses
Other expenses	26,010	24,281

Income before income taxes and equity in undistributed earnings of subsidiaries	30,986	118,692
Income taxes	12,298	45,660
Equity in undistributed earnings of subsidiaries	59,891	19,000

Net income	78,579	92,032
Less: Net income attributable to noncontrolling interests	303	980

Net income attributable to the Company	$78,276	$91,052

See notes to condensed financial statements

SCHEDULE II

3 OF 4

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2011	Seven Months Ended December 31, 2010
Cash flows from operating activities:
Cash provided by operating activities	$78,307	$67,444

Cash flows from investing activities:
Net change in investments	17,852	12,893
Purchase of subsidiary shares from/other decreases in noncontrolling interests	(4,156)	—
Proceeds from sale of property and equipment	1,056	—
Capital expenditures	(29)	(3,256)

Cash provided by investing activities	14,723	9,637

Cash flows from financing activities:
Repayment of debt	(1,083)	(766)
Repayment of debt to subsidiaries	(5,269)	(3,636)
Excess tax benefits from share-based compensation	1,145	1,080
Net proceeds from shares issued in connection with restricted stock unit, option and benefit plans	1,152	2,430
Distributions to noncontrolling interests	(335)	—
Purchase of Company shares	(2,502)	—
Cash dividends	(25,216)	(12,502)

Cash used for financing activities	(32,108)	(13,394)

Net increase in cash and cash equivalents	60,922	63,687
Cash and cash equivalents—Beginning of period	86,417	22,730

Cash and cash equivalents—End of period	$147,339	$86,417

See notes to condensed financial statements

SCHEDULE II

4 OF 4

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.    Significant Accounting Policies:

First American Financial Corporation became a publicly traded company following its spin-off from its prior parent, The First American Corporation (“TFAC”) on June 1, 2010. On that date, TFAC distributed all of First American Financial Corporation’s outstanding shares to the record date shareholders of TFAC on a one-for-one basis. After the distribution, First American Financial Corporation owns TFAC’s financial services businesses and TFAC, which reincorporated and assumed the name CoreLogic, Inc. continues to own its information solutions businesses. As such, in 2010 First American Financial Corporation’s Parent Company opening condensed balance sheet is as of June 1, 2010 and the condensed statements of income and cash flows are for the seven months ended December 31, 2010.

First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The Parent Company Financial Statements should be read in connection with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

NOTE 2.    Dividends Received:

The Company received cash dividends from subsidiaries of $75.6 million and $83.8 million for the years ended December 31, 2011 and 2010, respectively.

SCHEDULE III

1 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2011
Title Insurance and Services	$—	$981,522	$10,261
Specialty Insurance	21,800	33,154	145,365

Total	$21,800	$1,014,676	$155,626

2010
Title Insurance and Services	$—	$1,070,680	$7,603
Specialty Insurance	20,639	37,558	137,116

Total	$20,639	$1,108,238	$144,719

SCHEDULE III

2 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Premiums and escrow fees	Net investment income	Loss provision	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
2011
Title Insurance and Services	$2,852,455	$66,721	$270,697	$—	$693,541	$—
Specialty Insurance	273,665	11,786	149,439	(1,161)	38,106	275,044
Corporate	—	(1,660)	—	—	22,102	—
Eliminations	—	(3,876)	—	—	1	—

Total	$3,126,120	$72,971	$420,136	$(1,161)	$753,750	$275,044

2010
Title Insurance and Services	$2,908,797	$76,299	$180,821	$—	$734,901	$—
Specialty Insurance	272,863	13,703	140,053	1,887	42,385	271,809
Corporate	—	8,252	—	—	26,302	—
Eliminations	—	(1,806)	—	—	15	—

Total	$3,181,660	$96,448	$320,874	$1,887	$803,603	$271,809

2009
Title Insurance and Services	$3,014,216	$86,024	$205,819	$—	$849,320	$—
Specialty Insurance	270,475	7,901	140,895	2,353	41,975	265,601
Corporate	—	1,103	—	—	18,171	—

Total	$3,284,691	$95,028	$346,714	$2,353	$909,466	$265,601

SCHEDULE IV

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(in thousands, except percentages)

Segment	Premiums and escrow fees before reinsurance	Ceded to other companies	Assumed from other companies	Premiums and escrow fees	Percentage of amount assumed to premiums and escrow fees
Title Insurance and Services
2011	$2,861,418	$13,744	$4,781	$2,852,455	0.2%

2010	$2,912,767	$12,457	$8,487	$2,908,797	0.3%

2009	$3,014,368	$4,430	$4,278	$3,014,216	0.1%

Specialty Insurance
2011	$283,885	$10,220	$—	$273,665	0.0%

2010	$281,275	$8,412	$—	$272,863	0.0%

2009	$278,307	$7,832	$—	$270,475	0.0%

SCHEDULE V

1 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2011

Column A	Column B	Column C		Column D		Column E
Description	Balance at beginning of period	Additions		Deductions from reserve		Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Reserve deducted from accounts receivable:
Consolidated	$39,904	$1,723		$11,123	(A)	$30,504

Reserve for known and incurred but not reported claims:
Consolidated	$1,108,238	$420,136	$(10,264)	$503,434	(B)	$1,014,676

Reserve deducted from loans receivable:
Consolidated	$3,271	$900				$4,171

Reserve deducted from other assets:
Consolidated	$5,905	$1,026		$2,748		$4,183

Reserve deducted from deferred income taxes:
Consolidated	$19,126	$(2,976)	$5,276			$21,426

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

SCHEDULE V

2 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2010

Column A	Column B	Column C		Column D		Column E
Description	Balance at beginning of period	Additions		Deductions from reserve		Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Reserve deducted from accounts receivable:
Consolidated	$35,595	$11,046		$6,737	(A)	$39,904

Reserve for known and incurred but not reported claims:
Consolidated	$1,227,757	$320,874	$15,832	$456,225	(B)	$1,108,238

Reserve deducted from loans receivable:
Consolidated	$2,071	$1,200				$3,271

Reserve deducted from other assets:
Consolidated	$6,679	$1,541		$2,315		$5,905

Reserve deducted from deferred income taxes:
Consolidated	$27,045	$(7,919)				$19,126

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

Reserve for known and incurred but not reported claims:
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

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of December 31, 2011, the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under the framework in Internal Control—Integrated Framework, management determined that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements provided in Item 8, above, has issued a report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Effective as of February 24, 2012, Parker S. Kennedy has resigned as the Company’s executive chairman and has been appointed chairman of the board.

PART III

The information required by Items 10 through 14 of this report is expected to be set forth in the sections entitled “Information Regarding the Nominees for Election,” “Information Regarding the Other Incumbent Directors,” “Election of Class II Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board and Committee Meetings,” “Executive Compensation,” “Compensation Discussion and Analysis,” “Director Compensation,” “Codes of Ethics,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Securities Authorized for Issuance under Equity Compensation Plans,” “Who are the largest principal stockholders outside of management?,” “Security Ownership of Management,” “Principal Accounting Fees and Services” “Policy on Audit Committee Pre-approval of Audit and Permissible Nonaudit Services of Independent Auditor,” “Transactions with Management and Others” and “Independence of Directors” in the Company’s definitive proxy statement, and is hereby incorporated in this report and made a part hereof by reference. If the definitive proxy statement is not filed within 120 days after the close of the fiscal year, the Company will file an amendment to this Annual Report on Form 10-K to include the information required by Items 10 through 14.

PART IV

Item 15. Exhibits	and Financial Statement Schedules

(a) 1. & 2.	Financial Statements and Financial Statement Schedules

The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 59 in Item 8 of Part II of this report.

(a) 3.	Exhibits. See Exhibit Index. (Each management contract or compensatory plan or arrangement in which any director or named executive officer of First American Financial Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. §229.402(a)(3)), participates that is included among the exhibits listed on the Exhibit Index is identified on the Exhibit Index by an asterisk (*).)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION
(Registrant)

By	/s/ DENNIS J. GILMORE

Dennis J. Gilmore Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2012

By	/s/ MAX O. VALDES

Max O. Valdes Chief Financial Officer (Principal Financial Officer)

Date: February 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DENNIS J. GILMORE Dennis J. Gilmore	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012

/s/ MAX O. VALDES Max O. Valdes	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2012

/s/ PARKER S. KENNEDY Parker S. Kennedy	Chairman of the Board of Directors	February 27, 2012

/s/ GEORGE L. ARGYROS George L. Argyros	Director	February 27, 2012

/s/ WILLIAM G. DAVIS William G. Davis	Director	February 27, 2012

Signature	Title	Date

/s/ JAMES L. DOTI James L. Doti	Director	February 27, 2012

/s/ LEWIS W. DOUGLAS, JR. Lewis W. Douglas, Jr.	Director	February 27, 2012

/s/ MICHAEL D. MCKEE Michael D. Mckee	Director	February 27, 2012

/s/ THOMAS V. MCKERNAN Thomas V. McKernan	Director	February 27, 2012

/s/ FRANK O’BRYAN Frank O’Bryan	Director	February 27, 2012

/s/ HERBERT B. TASKER Herbert B. Tasker	Director	February 27, 2012

/s/ VIRGINIA M. UEBERROTH Virginia M. Ueberroth	Director	February 27, 2012

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2010.

3.2	Bylaws of First American Financial Corporation.	Incorporated by reference herein to Exhibit 3.2 to the Current Report on Form 8-K dated June 1, 2010.

10.1	Separation and Distribution Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K dated June 1, 2010.

10.2	Credit Agreement dated as of April 12, 2010, among First American Financial Corporation, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference herein to Exhibit 10(s) to Amendment No. 3 to Form 10 filed April 30, 2010.

10.3	Tax Sharing Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K dated June 1, 2010.

10.4	Promissory Note of The First American Corporation (n/k/a CoreLogic, Inc.) to First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2010.

10.5	Amended and Restated Secured Promissory Note of First American Financial Corporation to First American Title Insurance Company in the amount of $45,000,000, dated as of December 31, 2011.	Attached.

10.6	Promissory Note of First American Financial Corporation to First American Home Buyers Protection Corporation in the amount of $8,970,705, dated as of December 14, 2001.	Incorporated by reference herein to Exhibit 10(u) to Amendment No. 1 to Form 10 filed February 12, 2010.

10.7	Promissory Note of First American Financial Corporation to First American Home Buyers Protection Corporation in the amount of $10,000,000, dated as of March 29, 2002.	Incorporated by reference herein to Exhibit 10(v) to Amendment No. 1 to Form 10 filed February 12, 2010.

10.8	Promissory Note of First American Financial Corporation to First American Home Buyers Protection Corporation in the amount of $10,000,000, dated as of January 31, 2003.	Incorporated by reference herein to Exhibit 10(w) to Amendment No. 1 to Form 10 filed February 12, 2010.

10.9	Promissory Note of First American Financial Corporation to First American Home Buyers Protection Corporation in the amount of $10,000,000, dated as of January 9, 2004.	Incorporated by reference herein to Exhibit 10(x) to Amendment No. 1 to Form 10 filed February 12, 2010.

10.10	Promissory Note of First American Financial Corporation to First American Home Buyers Protection Corporation in the amount of $30,000,000, dated as of March 12, 2004.	Incorporated by reference herein to Exhibit 10(y) to Amendment No. 1 to Form 10 filed February 12, 2010.

Exhibit No.	Description	Location

10.11	Promissory Note of First American Financial Corporation to First American Home Buyers Protection Corporation in the amount of $10,000,000, dated as of March 7, 2005.	Incorporated by reference herein to Exhibit 10(z) to Amendment No. 1 to Form 10 filed February 12, 2010.

*10.12	First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Incorporated by reference herein to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.13	First American Financial Corporation Deferred Compensation Plan, amended and restated effective as of January 1, 2012.	Attached.

*10.14	First American Financial Corporation 2010 Incentive Compensation Plan, approved May 28, 2010.	Incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K dated June 1, 2010.

*10.15	Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director), approved February 10, 2009.	Incorporated by reference herein from Exhibit 10(yy) of The First American Corporation (n/k/a CoreLogic, Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.

*10.16	Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 18, 2011.	Incorporated by reference herein to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.17	Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 17, 2012.	Attached.

*10.18	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 25, 2010.	Incorporated by reference herein from Exhibit 10(zz) to The First American Corporation (n/k/a CoreLogic, Inc.) Annual Report on Form 10-K for the year ended December 31, 2009.

*10.19	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement approved June 10, 2010.	Incorporated by reference herein to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

*10.20	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 11, 2011.	Incorporated by reference herein to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.21.1	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 17, 2012.	Attached.

*10.21.2	Form of Notice of Restricted Stock Unit Grant (Valdes) Restricted Stock Unit Award Agreement (Valdes), approved February 13, 2012.	Attached.

Exhibit No.	Description	Location

*10.22	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 25, 2010.	Incorporated by reference herein from Exhibit 10(mmm) to The First American Corporation (n/k/a CoreLogic, Inc.) Annual Report on Form 10-K for the year ended December 31, 2009.

*10.23	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved March 7, 2011.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

*10.24	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 17, 2012.	Attached.

*10.25	Arrangement regarding salaries, bonuses and long term incentive restricted stock units for named executive officers, approved August 25, 2010 and August 31, 2010, respectively.	Incorporated by reference herein to the description contained in the Current Report on Form 8-K, dated August 31, 2010.

*10.26	Arrangement regarding salaries, bonuses and long term incentive restricted stock units for named executive officers, approved March 29, 2011.	Incorporated by reference herein to the description contained in the Current Report on Form 8-K filed April 4, 2011.

*10.27	Employment Agreement, dated August 30, 2011, between First American Financial Corporation and Dennis J. Gilmore.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30,2011.

*10.28	Employment Agreement, dated August 30, 2011, between First American Financial Corporation and Kenneth D. DeGiorgio.	Incorporated by reference herein to Exhibit 10. 2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

*10.29	Employment Agreement, dated August 30, 2011, between First American Financial Corporation and Max O. Valdes.	Incorporated by reference herein to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30,2011.

*10.30	Letter Agreement among First American Financial Corporation, The First American Corporation (n/k/a CoreLogic, Inc.) and Parker S. Kennedy dated as of May 31, 2010.	Incorporated by reference herein to Exhibit 10.7 to the Current Report on Form 8-K dated June 1, 2010.

*10.31	Letter agreement dated October 29, 2010 among First American Financial Corporation, CoreLogic, Inc. and Parker S. Kennedy.	Incorporated by reference herein to Exhibit 10(e) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

*10.32	Change in Control Agreement effective as of December 31, 2010, by and between First American Financial Corporation and Parker S. Kennedy.	Incorporated by reference herein to Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

*10.33	First American Financial Corporation Form of Amended and Restated Change in Control Agreement effective as of December 31, 2010.	Incorporated by reference herein to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(21)	Subsidiaries of the registrant.	Attached.

(23)	Consent of Independent Registered Public Accounting Firm.	Attached.

Exhibit No.	Description	Location

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934.	Attached.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.