Form 10-Q
period 2012-03-31
First American Financial Corp
filed 2012-05-01
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

On April 20, 2012, there were 106,160,140 shares of common stock outstanding.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE HOLDING OF AND EXPECTED CASH FLOWS FROM DEBT SECURITIES AND ASSUMPTIONS RELATING THERETO;
•	CORELOGIC INC.’S FUTURE PERFORMANCE AND THE COMPANY’S INTENTIONS WITH RESPECT TO ITS INVESTMENT IN CORELOGIC STOCK;
•	EXPECTED BENEFIT AND PENSION PLAN CONTRIBUTIONS;
•	THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;
•	THE EFFECT OF PENDING ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;
•	THE IMPACT ON THE COMPANY OF UNCERTAINTY IN GENERAL ECONOMIC CONDITIONS AND TIGHT CREDIT MARKETS;
•	SAVINGS TO BE ACHIEVED THROUGH EXPENSE MANAGEMENT EFFORTS;
•	FUTURE ACTIONS TO BE TAKEN IN CONNECTION WITH THE COMPANY’S REVIEW OF ITS AGENCY RELATIONSHIPS;
•	EXPECTED FORECLOSURE VOLUMES, COSTS ASSOCIATED WITH DEFENDING INSURED’S TITLE TO FORECLOSED PROPERTIES, AND THE IMPACT OF FORECLOSURE MATTERS ON THE COMPANY;
•	THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES AND UNRECOGNIZED TAX BENEFIT ESTIMATES;
•	FUTURE PAYMENT OF DIVIDENDS;
•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS; AND
•	THE LIKELIHOOD OF CHANGES IN EXPECTED ULTIMATE LOSSES AND CORRESPONDING LOSS RATES,

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$672,529	$418,299
Accounts and accrued income receivable, net	236,763	227,847
Income taxes receivable	—	20,431
Investments:
Deposits with savings and loan associations and banks	66,230	56,201
Debt securities	2,186,123	2,201,911
Equity securities	217,828	184,000
Other long-term investments	199,501	200,805

	2,669,682	2,642,917

Loans receivable, net	130,431	139,191
Property and equipment, net	339,056	337,578
Title plants and other indexes	517,122	513,998
Deferred income taxes	44,893	39,617
Goodwill	832,412	818,420
Other intangible assets, net	57,811	59,994
Other assets	152,494	152,045

	$5,653,193	$5,370,337

Liabilities and Equity
Deposits	$1,386,659	$1,093,236
Accounts payable and accrued liabilities	690,253	735,934
Due to CoreLogic, Inc. (“CoreLogic”), net	41,832	35,951
Deferred revenue	147,967	155,626
Reserve for known and incurred but not reported claims	992,719	1,014,676
Income taxes payable	24,594	—
Notes and contracts payable	276,684	299,975

	3,560,708	3,335,398

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.00001 par value, Authorized-500 shares; Outstanding-none	—	—
Common stock, $0.00001 par value:
Authorized-300,000 shares; Outstanding-106,079 shares and 105,410 shares as of March 31, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	2,087,089	2,081,242
Retained earnings	147,446	124,816
Accumulated other comprehensive loss	(147,063)	(177,459)

Total stockholders’ equity	2,087,473	2,028,600
Noncontrolling interests	5,012	6,339

Total equity	2,092,485	2,034,939

	$5,653,193	$5,370,337

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenues
Direct premiums and escrow fees	$413,786	$361,094
Agent premiums	376,986	399,921
Information and other	155,760	150,758
Investment income	22,377	20,771
Net realized investment gains (losses)	456	(547)
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on debt securities	(240)	(124)
Portion of OTTI losses on debt securities recognized in other comprehensive loss	(2,362)	(173)

	(2,602)	(297)

	966,763	931,700

Expenses
Personnel costs	305,279	283,302
Premiums retained by agents	302,164	319,987
Other operating expenses	189,150	190,390
Provision for policy losses and other claims	86,678	129,512
Depreciation and amortization	18,059	19,099
Premium taxes	10,848	9,043
Interest	3,035	3,816

	915,213	955,149

Income (loss) before income taxes	51,550	(23,449)
Income tax expense (benefit)	20,441	(8,208)

Net income (loss)	31,109	(15,241)
Less: Net (loss) income attributable to noncontrolling interests	(184)	94

Net income (loss) attributable to the Company	$31,293	$(15,335)

Net income (loss) per share attributable to the Company’s stockholders (Note 9):
Basic	$0.30	$(0.15)

Diluted	$0.29	$(0.15)

Cash dividends per share	$0.08	$0.06

Weighted-average common shares outstanding (Note 9):
Basic	105,621	104,660

Diluted	107,480	104,660

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net income (loss)	$31,109	$(15,241)

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	20,374	(369)
Unrealized gain on securities for which credit-related portion was recognized in earnings	2,903	650
Foreign currency translation adjustment	5,865	4,319
Pension benefit adjustment	1,257	3,251

Total other comprehensive income, net of tax	30,399	7,851

Comprehensive income (loss)	61,508	(7,390)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(181)	175

Comprehensive income (loss) attributable to the Company	$61,689	$(7,565)

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$31,109	$(15,241)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Provision for policy losses and other claims	86,678	129,512
Depreciation and amortization	18,059	19,099
Excess tax benefits from share-based compensation	—	(971)
Share-based compensation	6,148	5,011
Net realized investment (gains) losses	(456)	547
Net OTTI losses recognized in earnings	2,602	297
Equity in earnings of affiliates	(1,839)	(493)
Dividends from equity method investments	2,324	398
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(116,085)	(117,413)
Net change in income tax accounts	32,716	(21,671)
Increase in accounts and accrued income receivable	(8,383)	(4,383)
Decrease in accounts payable and accrued liabilities	(59,395)	(57,646)
Net change in due to CoreLogic, net	(48)	18,985
Decrease in deferred revenue	(7,758)	(7,030)
Other, net	7,040	(477)

Cash used for operating activities	(7,288)	(51,476)

Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(14,000)	—
Purchase of subsidiary shares from / other decreases in noncontrolling interests	—	(66)
Net increase in deposits with banks	(9,660)	(13,253)
Net decrease in loans receivable	8,760	4,298
Purchases of debt and equity securities	(182,648)	(210,206)
Proceeds from sales of debt and equity securities	101,310	74,303
Proceeds from maturities of debt securities	111,736	84,921
Net (increase) decrease in other long-term investments	(692)	680
Proceeds from note receivable from CoreLogic	—	570
Capital expenditures	(18,172)	(12,604)
Proceeds from sale of property and equipment	685	378

Cash used for investing activities	(2,681)	(70,979)

Cash flows from financing activities:
Net change in deposits	293,423	157,980
Proceeds from issuance of debt	53	185
Repayment of debt	(23,569)	(3,335)
Net payments in connection with share-based compensation plans	(1,150)	(2,317)
Distributions to noncontrolling interests	(506)	(94)
Excess tax benefits from share-based compensation	—	971
Cash dividends	(6,328)	(6,267)

Cash provided by financing activities	261,923	147,123
Effect of exchange rate changes on cash	2,276	1,863

Net increase in cash and cash equivalents	254,230	26,531
Cash and cash equivalents—Beginning of period	418,299	728,746

Cash and cash equivalents—End of period	$672,529	$755,277

Supplemental information:
Cash paid (received) during the period for:
Interest	$3,060	$3,718
Premium taxes	$16,095	$12,210
Income taxes, net	$(11,989)	$12,494
Noncash investing and financing activities:
Net noncash contribution from The First American Corporation (“TFAC”) as a result of separation	$—	$5,581
Liabilities assumed in connection with acquisitions	$432	$—

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total
Balance at December 31, 2011	105,410	$1	$2,081,242	$124,816	$(177,459)	$6,339	$2,034,939
Net income (loss) for three months ended March 31, 2012	—	—	—	31,293	—	(184)	31,109
Dividends on common shares	—	—	—	(8,482)	—	—	(8,482)
Shares issued in connection with share-based compensation plans	669	—	(969)	(181)	—	—	(1,150)
Share-based compensation expense	—	—	6,148	—	—	—	6,148
Purchase of subsidiary shares from /other decreases in noncontrolling interests	—	—	668	—	—	(668)	—
Sale of subsidiary shares to /other increases in noncontrolling interests	—	—	—	—	—	28	28
Distributions to noncontrolling interests	—	—	—	—	—	(506)	(506)
Other comprehensive income (Note 14)	—	—	—	—	30,396	3	30,399

Balance at March 31, 2012	106,079	$1	$2,087,089	$147,446	$(147,063)	$5,012	$2,092,485

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

Basis of Presentation

The condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. Certain 2011 amounts have been reclassified to conform to the 2012 presentation.

Recently Adopted Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to accounting for costs associated with acquiring or renewing insurance contracts. The updated guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under the updated guidance only costs based on successful efforts (that is, acquiring a new or renewal contract) including direct-response advertising costs are eligible for capitalization. The updated guidance is effective for the interim and annual periods beginning after December 15, 2011. The adoption of the guidance, on a prospective basis, did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued updated guidance that is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The updated guidance is effective for interim and annual periods beginning after December 15, 2011. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued updated guidance that is intended to increase the prominence of other comprehensive income in financial statements. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, and requires either consecutive presentation of the statement of net income and other comprehensive income or in a single continuous statement of comprehensive income. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of the guidance had no impact on the Company’s condensed consolidated financial statements.

Pending Accounting Pronouncements

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

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $4.1 billion and $3.1 billion at March 31, 2012 and December 31, 2011, respectively, of which $1.2 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated balance sheets, in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $3.0 billion and $2.8 billion at March 31, 2012 and December 31, 2011, respectively, and were held at First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $721.5 million and $564.7 million at March 31, 2012 and December 31, 2011, respectively. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in bank deposits with institutions insured by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Note 3 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated	Other-than- temporary impairments
(in thousands)	cost	gains	losses	fair value	in AOCI
March 31, 2012
U.S. Treasury bonds	$109,035	$1,843	$(816)	$110,062	$—
Municipal bonds	357,372	18,013	(674)	374,711	—
Foreign bonds	224,883	2,186	(654)	226,415	—
Governmental agency bonds	173,059	1,100	(373)	173,786	—
Governmental agency mortgage-backed securities	989,290	9,207	(1,143)	997,354	—
Non-agency mortgage-backed securities (1)	37,553	1,189	(7,805)	30,937	29,727
Corporate debt securities	262,721	10,661	(524)	272,858	—

	$2,153,913	$44,199	$(11,989)	$2,186,123	$29,727

December 31, 2011
U.S. Treasury bonds	$71,995	$2,236	$—	$74,231	$—
Municipal bonds	329,935	19,272	(84)	349,123	—
Foreign bonds	212,200	3,026	(206)	215,020	—
Governmental agency bonds	195,784	1,970	(1)	197,753	—
Governmental agency mortgage-backed securities	1,066,656	10,816	(925)	1,076,547	—
Non-agency mortgage-backed securities (1)	42,089	478	(11,933)	30,634	32,089
Corporate debt securities	248,921	10,420	(738)	258,603	—

	$2,167,580	$48,218	$(13,887)	$2,201,911	$32,089

(1)	At March 31, 2012, the $37.6 million amortized cost is net of $2.6 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the three months ended March 31, 2012. At December 31, 2011, the $42.1 million amortized cost is net of $9.1 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2011. At March 31, 2012, the $7.8 million gross unrealized losses include $7.1 million of unrealized losses for securities determined to be other-than-temporarily impaired and $0.7 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. At December 31, 2011, the $11.9 million gross unrealized losses include $11.4 million of unrealized losses for securities determined to be other-than-temporarily impaired and $0.5 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. The $29.7 million and $32.1 million other-than-temporary impairments recorded in accumulated other comprehensive income (“AOCI”) through March 31, 2012 and December 31, 2011, respectively, represent the amount of other-than-temporary impairment losses recognized in AOCI which, starting January 1, 2009, were not included in earnings due to the fact that the losses were not considered to be credit related. Other-than-temporary impairments were recognized in AOCI for non-agency mortgage-backed securities only.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Cost	Gross unrealized		Estimated fair value
		gains	losses
March 31, 2012
Preferred stocks	$7,098	$597	$(3)	$7,692
Common stocks (1)	225,127	6,817	(21,808)	210,136

	$232,225	$7,414	$(21,811)	$217,828

December 31, 2011
Preferred stocks	$7,007	$678	$(17)	$7,668
Common stocks (1)	224,880	3,793	(52,341)	176,332

	$231,887	$4,471	$(52,358)	$184,000

(1)	CoreLogic common stock with a cost basis of $167.6 million at March 31, 2012 and December 31, 2011, and an estimated fair value of $145.8 million and $115.5 million at March 31, 2012 and December 31, 2011, respectively, is included in common stocks. In connection with the Separation, TFAC issued to the Company a number of shares of its common stock. Under the terms of the Separation and Distribution Agreement, if the Company chooses to dispose of 1% or more of CoreLogic’s outstanding common stock at a given date, the Company must first provide CoreLogic with the option to purchase the shares. The Company has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising as a result of holding the shares for a longer period.

The Company had the following net unrealized gains (losses) as of March 31, 2012 and December 31, 2011:

(in thousands)	As of March 31, 2012	As of December 31, 2011
Debt securities for which an other-than-temporary impairment has been recognized	$(5,873)	$(10,937)
Debt securities—all other	38,083	45,268
Equity securities	(14,397)	(47,887)

	$17,813	$(13,556)

Sales of debt and equity securities resulted in realized gains of $2.0 million and $0.7 million and realized losses of $0.1 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The Company had the following gross unrealized losses as of March 31, 2012 and December 31, 2011:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2012
Debt securities:
U.S. Treasury bonds	$44,552	$(816)	$—	$—	$44,552	$(816)
Municipal bonds	34,495	(674)	—	—	34,495	(674)
Foreign bonds	78,545	(654)	—	—	78,545	(654)
Governmental agency bonds	49,028	(373)	—	—	49,028	(373)
Governmental agency mortgage-backed securities	330,281	(890)	39,156	(253)	369,437	(1,143)
Non-agency mortgage-backed securities	—	—	23,059	(7,805)	23,059	(7,805)
Corporate debt securities	36,852	(507)	1,353	(17)	38,205	(524)

Total debt securities	573,753	(3,914)	63,568	(8,075)	637,321	(11,989)
Equity securities	813	(14)	145,791	(21,797)	146,604	(21,811)

Total	$574,566	$(3,928)	$209,359	$(29,872)	$783,925	$(33,800)

December 31, 2011
Debt securities:
U.S. Treasury bonds	$—	$—	$—	$—	$—	$—
Municipal bonds	7,186	(43)	1,896	(41)	9,082	(84)
Foreign bonds	30,508	(206)	690	—	31,198	(206)
Governmental agency bonds	13,828	(1)	4,150	—	17,978	(1)
Governmental agency mortgage-backed securities	280,114	(793)	43,835	(132)	323,949	(925)
Non-agency mortgage-backed securities	—	—	26,500	(11,933)	26,500	(11,933)
Corporate debt securities	40,682	(708)	1,290	(30)	41,972	(738)

Total debt securities	372,318	(1,751)	78,361	(12,136)	450,679	(13,887)
Equity securities	131,768	(52,358)	—	—	131,768	(52,358)

Total	$504,086	$(54,109)	$78,361	$(12,136)	$582,447	$(66,245)

Substantially all securities in the Company’s non-agency mortgage-backed portfolio are senior tranches and all were investment grade at the time of purchase, however all have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investor Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected. All amounts and ratings are as of March 31, 2012.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	Non-Investment Grade/ Not Rated
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$5,371	$4,031	100.0%
2006	6	15,899	11,963	100.0%
2005	1	3,797	3,054	100.0%
Alt-A single family residential:
2007	2	12,486	11,889	100.0%

	10	$37,553	$30,937	100.0%

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

As of March 31, 2012, none of the non-agency mortgage-backed securities were on negative credit watch by S&P or Moody’s.

The amortized cost and estimated fair value of debt securities at March 31, 2012, by contractual maturities, are as follows:

	000000	000000	000000	000000	000000
(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	45,702	19,278	43,921	134	109,035
Estimated fair value	45,973	20,682	43,219	188	110,062
Municipal bonds
Amortized cost	2,131	102,850	139,977	112,414	357,372
Estimated fair value	2,158	106,599	148,652	117,302	374,711
Foreign bonds
Amortized cost	33,455	160,494	30,934	—	224,883
Estimated fair value	33,785	161,865	30,765	—	226,415
Governmental agency bonds
Amortized cost	2,343	83,363	69,862	17,491	173,059
Estimated fair value	2,376	83,726	69,751	17,933	173,786
Corporate debt securities
Amortized cost	5,137	103,615	134,485	19,484	262,721
Estimated fair value	5,190	106,697	140,737	20,234	272,858

Total debt securities excluding mortgage-backed securities
Amortized cost	88,768	469,600	419,179	149,523	1,127,070
Estimated fair value	89,482	479,569	433,124	155,657	1,157,832

Total mortgage-backed securities
Amortized cost					1,026,843
Estimated fair value					1,028,291
Total debt securities
Amortized cost					2,153,913
Estimated fair value					2,186,123

Other-than-temporary impairment—debt securities

Although dislocations in the capital and credit markets have largely recovered, there continues to be volatility and disruption concerning certain vintages of non-agency mortgage-backed securities. The primary factors negatively impacting certain vintages of non-agency mortgage-backed securities include stringent borrowing guidelines that result in the inability of borrowers to refinance, high unemployment, continued declines in real estate values, uncertainty regarding the timing and effectiveness of governmental solutions and a general slowdown in economic activity. The Company determines if a non-agency mortgage-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed securities in its portfolio that are in an unrealized loss position. The methodology and key assumptions used in estimating the present value of cash flows expected to be collected are described below. For the securities that were determined not to be other-than-temporarily impaired at March 31, 2012, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of March 31, 2012, the Company does not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

The table below summarizes the primary assumptions used at March 31, 2012 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	7.3%	4.0% – 9.4%
Default rates	7.4%	2.5% – 13.1%
Loss severity	29.7%	7.7% – 46.2%

As a result of the Company’s security-level review, it recognized other-than-temporary impairments considered to be credit related on its non-agency mortgage-backed securities of $2.6 million in earnings for the three months ended March 31, 2012. It is possible that the Company could recognize additional other-than-temporary impairment losses on some securities it owns at March 31, 2012 if future events or information cause it to determine that a decline in value is other-than-temporary.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the three months ended March 31, 2012 and 2011.

	For the Three Months Ended March 31,
(in thousands)	2012	2011
Credit loss on debt securities held at beginning of period	$34,176	$25,108
Addition to credit loss for which an other-than-temporary impairment was previously recognized	2,602	297
Addition to credit loss for which an other-than-temporary impairment was not previously recognized	—	—

Credit loss on debt securities held as of March 31	$36,778	$25,405

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

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as the evidence, if any, that exists to support that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company did not record any other-than-temporary impairments related to its equity securities for the three months ended March 31, 2012 or 2011.

At March 31, 2012, the Company owned 8.9 million shares of CoreLogic common stock with a cost basis of $167.6 million and an estimated fair value of $145.8 million. The Company assessed its investment in CoreLogic for other-than-temporary impairment due to the fact that its investment has been in an unrealized loss position for greater than twelve months. Based on the factors considered, the Company’s opinion is that the decline in the fair value of CoreLogic’s common stock is not other-than-temporary; therefore, the unrealized loss of $21.8 million was recorded in accumulated other comprehensive loss on the Company’s condensed consolidated balance sheet. The factors considered by the Company include, but are not limited to, (i) the Company has the ability and intent to hold the common stock for a period of time sufficient to allow for recovery, (ii) CoreLogic’s financial results for the quarter ended December 31, 2011 were positive, (iii) the Company believes CoreLogic’s board of directors and management are focused on enhancing shareholder value, (iv) the Company believes improving economic and marketplace conditions will positively impact CoreLogic’s financial results, (v) the positive performance of CoreLogic’s common stock during the first quarter of 2012, and (vi) the favorable nature of a recent research report for CoreLogic from an independent securities analyst reflecting a twelve month price target that exceeds the Company’s carrying value. It is possible that the Company could recognize an other-than-temporary impairment related to its CoreLogic common stock if future events or information cause it to determine that the decline in value is other-than-temporary. The Company will continue to closely monitor and regularly review its investment in CoreLogic common stock.

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

The significant unobservable inputs used in the fair value measurement of the Company’s non-agency mortgage-backed securities are prepayment rates, default rates, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for default rates is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Equity Securities

The fair value of equity securities, including preferred and common stocks, were based on quoted market prices for identical assets that are readily and regularly available in an active market.

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value as of March 31, 2012	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$110,062	$—	$110,062	$—
Municipal bonds	374,711	—	374,711	—
Foreign bonds	226,415	—	226,415	—
Governmental agency bonds	173,786	—	173,786	—
Governmental agency mortgage-backed securities	997,354	—	997,354	—
Non-agency mortgage-backed securities	30,937	—	—	30,937
Corporate debt securities	272,858	—	272,858	—

	2,186,123	—	2,155,186	30,937

Equity securities:
Preferred stocks	7,692	7,692	—	—
Common stocks	210,136	210,136	—	—

	217,828	217,828	—	—

	$2,403,951	$217,828	$2,155,186	$30,937

(in thousands)	Estimated fair value as of December 31, 2011	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$74,231	$—	$74,231	$—
Municipal bonds	349,123	—	349,123	—
Foreign bonds	215,020	—	215,020	—
Governmental agency bonds	197,753	—	197,753	—
Governmental agency mortgage-backed securities	1,076,547	—	1,076,547	—
Non-agency mortgage-backed securities	30,634	—	—	30,634
Corporate debt securities	258,603	—	258,603	—

	2,201,911	—	2,171,277	30,634

Equity securities:
Preferred stocks	7,668	7,668	—	—
Common stocks	176,332	176,332	—	—

	184,000	184,000	—	—

	$2,385,911	$184,000	$2,171,277	$30,634

The Company did not have any transfers in and out of Level 1 and Level 2 measurements during the three months ended March 31, 2012 and 2011. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
(in thousands)	2012	2011
Fair value at beginning of period	$30,634	$47,534
Total gains/(losses) (realized and unrealized):
Included in earnings:
Realized losses	—	—
Net other-than-temporary impairment losses recognized in earnings	(2,602)	(297)
Included in other comprehensive loss	4,839	2,585
Settlements	(1,934)	(3,452)
Sales	—	—
Transfers into Level 3	—	—
Transfers out of Level 3	—	—

Fair value as of March 31	$30,937	$46,370

Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$(2,602)	$(297)

The Company did not purchase any non-agency mortgage-backed securities during the three months ended March 31, 2012 and 2011.

Note 4 – Financing Receivables

Financing receivables are summarized as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Loans receivable, net:
Real estate–mortgage
Multi-family residential	$11,934	$12,028
Commercial	121,940	130,724
Other	1,396	1,403

	135,270	144,155
Allowance for loan losses	(4,011)	(4,171)
Participations sold	(851)	(861)
Deferred loan fees, net	23	68

Loans receivable, net	130,431	139,191

Other long-term investments:
Notes receivable–secured	13,835	14,776
Notes receivable–unsecured	3,133	4,207
Loss reserve	(1,676)	(3,402)

Notes receivable, net	15,292	15,581

Total financing receivables, net	$145,723	$154,772

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Aging analysis of loans and notes receivable at March 31, 2012, is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Nonaccrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$11,934	$11,934	$—	$—	$—	$—
Commercial	121,940	119,588	—	168	—	2,184
Other	1,396	1,396	—	—	—	—

	$135,270	$132,918	$—	$168	$—	$2,184

Notes Receivable:
Secured	$13,835	$13,591	$—	$—	$—	$244
Unsecured	3,133	2,071	—	—	—	1,062

	$16,968	$15,662	$—	$—	$—	$1,306

Aging analysis of loans and notes receivable at December 31, 2011, is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Nonaccrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$12,028	$12,028	$—	$—	$—	$—
Commercial	130,724	123,736	1,918	170	—	4,900
Other	1,403	1,403	—	—	—	—

	$144,155	$137,167	$1,918	$170	$—	$4,900

Notes Receivable:
Secured	$14,776	$10,712	$—	$—	$—	$4,064
Unsecured	4,207	108	—	—	—	4,099

	$18,983	$10,820	$—	$—	$—	$8,163

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Note 5 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill by operating segment, for the three months ended March 31, 2012, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2011	$771,655	$46,765	$818,420
Acquisitions	12,642	—	12,642
Other net adjustments	1,350	—	1,350

Balance as of March 31, 2012	$785,647	$46,765	$832,412

The Company’s four reporting units for purposes of testing impairment are title insurance, home warranty, property and casualty insurance and trust and other services. There is no accumulated impairment for goodwill as the Company has never recognized any impairment for its reporting units.

In accordance with accounting guidance and consistent with prior years, the Company’s policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. An impairment analysis has not been performed during the three months ended March 31, 2012 as no triggering events requiring such an analysis occurred.

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	March 31, 2012	December 31, 2011
Finite-lived intangible assets:
Customer lists	$70,080	$69,763
Covenants not to compete	26,274	29,441
Trademarks	10,067	9,551
Patents	2,840	2,840

	109,261	111,595
Accumulated amortization	(69,304)	(69,397)

	39,957	42,198
Indefinite-lived intangible assets:
Licenses	17,854	17,796

	$57,811	$59,994

Amortization expense for finite-lived intangible assets was $2.9 million and $3.6 million for the three months ended March 31, 2012 and 2011, respectively.

Estimated amortization expense for finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
Remainder of 2012	$8,588
2013	$10,740
2014	$6,584
2015	$3,531
2016	$2,557
2017	$1,116

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Note 7 – Loss Reserves

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims (“IBNR”) and non-title claims, follows:

(in thousands, except percentages)	March 31, 2012		December 31, 2011
Known title claims	$150,463	15.1%	$162,019	15.9%
IBNR	806,828	81.3%	816,603	80.5%

Total title claims	957,291	96.4%	978,622	96.4%
Non-title claims	35,428	3.6%	36,054	3.6%

Total loss reserves	$992,719	100.0%	$1,014,676	100.0%

The provision for title insurance losses was $52.2 million, or 7.2% of title premiums and escrow fees, and $96.4 million, or 13.9% of title premiums and escrow fees, for the three months ended March 31, 2012 and 2011, respectively. The current quarter rate of 7.2% reflected an ultimate loss rate of 6.2% for the current policy year and included $7.2 million in net unfavorable development for prior policy years, primarily 2007 and 2008. Approximately $4.3 million of the net unfavorable development related to the Company’s guaranteed valuation product offered in Canada. There is substantial uncertainty as to the ultimate loss emergence for this product due to the following factors, among others, (i) claims associated with this product are generally made only after a foreclosure on the related property and foreclosure rates in Canada are difficult to predict and (ii) limited historical loss data exists as a result of the relatively recent introduction of this product in 2003. While the Company believes its claims reserve attributable to this product is adequate, because of this uncertainty, the potential for adverse loss development relative to this product is significantly higher than for title insurance. The first quarter of 2011 rate of 13.9% reflected an ultimate loss rate of 5.2% for the 2011 policy year, a $45.3 million reserve strengthening adjustment related to the guaranteed valuation product offered in Canada, and a $14.6 million charge which reflected adverse development for certain prior policy years.

Note 8 – Income Taxes

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 39.7% for the three months ended March 31, 2012 and 35.0% for the same period of the prior year. The differences between the U.S. federal statutory rate of 35% and the effective rates were primarily attributable to losses in foreign jurisdictions for which no tax benefit was provided, and the impact of state taxes.

In connection with the Separation, the Company and TFAC entered into a Tax Sharing Agreement, dated June 1, 2010 (the “Tax Sharing Agreement”), which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At March 31, 2012 and December 31, 2011 the Company had a payable to CoreLogic of $2.5 million related to these matters which is included in due to CoreLogic, net on the Company’s condensed consolidated balance sheets.

At March 31, 2012 and December 31, 2011, the Company had a net payable to CoreLogic of $41.3 million and $35.4 million, respectively, related to tax matters prior to the Separation. This amount is included in the Company’s condensed consolidated balance sheet in due to CoreLogic, net.

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

During the current quarter, the Company released a valuation allowance of $5.3 million previously recorded against certain of its deferred tax assets. Specifically, management determined that it is more likely than not that all its tax capital loss items will be realized prior to expiration as the result of favorable market value activity in its equity securities portfolio during the current quarter. Application of the accounting guidance related to intraperiod tax allocations resulted in the valuation allowance being released to other comprehensive income and tax expense, in the amounts of $4.5 million and $0.8 million, respectively.

The Company continues to monitor the realizability of recognized losses, impairment losses, and unrecognized losses, for which there is no associated valuation allowance, recorded through March 31, 2012. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations, among other factors.

As of March 31, 2012 and December 31, 2011, the liability for income taxes associated with uncertain tax positions was $51.1 million and $17.3 million, respectively. The increase in the liability as of March 31, 2012 was primarily attributable to the Company’s claim for a timing adjustment in a prior-year tax return. The liabilities could be reduced by $35.9 million and $2.9 million, respectively, of offsetting tax benefits associated with the correlative effects of potential adjustments including timing adjustments and state income taxes. The net amounts of $15.2 million and $14.4 million, respectively, if recognized, would favorably affect the Company’s effective tax rate.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of March 31, 2012 and December 31, 2011, the Company had accrued $3.8 million and $3.6 million, respectively, of interest and penalties (net of tax benefits) related to uncertain tax positions.

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

Note 9 – Earnings Per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2012	2011
Numerator
Net income (loss) attributable to the Company	$31,293	$(15,335)
Less: dividends and undistributed earnings allocated to unvested restricted stock units	92	—

Net income (loss) allocated to common stockholders	$31,201	$(15,335)

Denominator
Basic weighted-average shares	105,621	104,660
Effect of dilutive employee stock options and restricted stock units	1,859	—

Diluted weighted-average shares	107,480	104,660

Net income (loss) per share attributable to the Company’s stockholders
Basic	$0.30	$(0.15)

Diluted	$0.29	$(0.15)

Restricted stock units (“RSUs”) granted by the Company generally have graded vesting, include a service condition and receive dividend equivalents. Certain unvested RSUs contain nonforfeitable rights to dividends as they are eligible to participate in undistributed earnings without meeting service condition requirements. These awards are considered participating securities under the guidance which require the use of the two-class method when computing basic and diluted earnings per share. The two-class method reduces earnings allocated to common stockholders by dividends and undistributed earnings allocated to participating securities. For the three months ended March 31, 2011, the two-class method was not applicable for purposes of calculating earnings per share as restricted stock units do not participate in net losses of the Company.

For the three months ended March 31, 2012, 1.5 million stock options and RSUs were excluded from the weighted-average diluted shares outstanding due to their antidilutive effect.

For the three months ended March 31, 2011, 3.0 million potential dilutive shares of common stock (representing all potential dilutive shares) were excluded from the weighted-average diluted shares outstanding due to the net loss for the period.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Note 10 – Employee Benefit Plans

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans during the three months ended March 31, 2012 and 2011 includes the following components:

	For the Three Months Ended March 31,
(in thousands)	2012	2011
Expense:
Service cost	$428	$557
Interest cost	7,434	7,578
Expected return on plan assets	(3,787)	(3,845)
Amortization of prior service credit	(1,096)	(1,096)
Amortization of net loss	6,825	6,514

	$9,804	$9,708

The Company contributed $7.1 million to the defined benefit pension and supplemental benefit plans during the three months ended March 31, 2012, and expects to contribute an additional $27.2 million during the remainder of 2012. These contributions include both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

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

The fair value of notes receivable, net is estimated based on the discounted value of the future cash flows using approximate current market rates being offered for notes with similar maturities and similar credit quality.

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

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2012 and December 31, 2011 are presented in the following table:

	March 31, 2012		December 31, 2011
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$672,529	$672,529	$418,299	$418,299
Accounts and accrued income receivable, net	$236,763	$236,763	$227,847	$227,847
Loans receivable, net	$130,431	$137,210	$139,191	$144,868
Investments:
Deposits with savings and loan associations and banks	$66,230	$66,230	$56,201	$56,201
Debt securities	$2,186,123	$2,186,123	$2,201,911	$2,201,911
Equity securities	$217,828	$217,828	$184,000	$184,000
Notes receivable, net	$15,292	$14,280	$15,581	$14,534
Financial Liabilities:
Deposits	$1,386,659	$1,387,185	$1,093,236	$1,093,771
Accounts payable and accrued liabilities	$259,855	$259,855	$303,478	$303,478
Due to CoreLogic, net	$41,832	$41,832	$35,951	$35,951
Notes and contracts payable	$276,684	$281,841	$299,975	$304,806

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The following table presents the fair value of the Company’s financial instruments as of March 31, 2012 and December 31, 2011, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Fair Value as of March 31, 2012	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$672,529	$672,529	$—	$—
Accounts and accrued income receivable, net	$236,763	$236,763	$—	$—
Loans receivable, net	$137,210	$—	$—	$137,210
Investments:
Deposits with savings and loan associations and banks	$66,230	$66,230	$—	$—
Debt securities	$2,186,123	$—	$2,155,186	$30,937
Equity securities	$217,828	$217,828	$—	$—
Notes receivable, net	$14,280	$—	$—	$14,280
Financial Liabilities:
Deposits	$1,387,185	$1,345,147	$42,038	$—
Accounts payable and accrued liabilities	$259,855	$259,855	$—	$—
Due to CoreLogic, net	$41,832	$41,832	$—	$—
Notes and contracts payable	$281,841	$—	$268,906	$12,935

(in thousands)	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$418,299	$418,299	$—	$—
Accounts and accrued income receivable, net	$227,847	$227,847	$—	$—
Loans receivable, net	$144,868	$—	$—	$144,868
Investments:
Deposits with savings and loan associations and banks	$56,201	$56,201	$—	$—
Debt securities	$2,201,911	$—	$2,171,277	$30,634
Equity securities	$184,000	$184,000	$—	$—
Notes receivable, net	$14,534	$—	$—	$14,534
Financial Liabilities:
Deposits	$1,093,771	$1,049,464	$44,307	$—
Accounts payable and accrued liabilities	$303,478	$303,478	$—	$—
Due to CoreLogic, net	$35,951	$35,951	$—	$—
Notes and contracts payable	$304,806	$—	$291,178	$13,628

Note 12 – Share-Based Compensation Plans

The following table presents the share-based compensation expense associated with the Company’s share-based compensation plans for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
(in thousands)	2012	2011
Restricted stock units	$5,886	$4,703
Stock options	—	9
Employee stock purchase plan	262	230

	$6,148	$4,942

The following table summarizes RSU activity for the three months ended March 31, 2012:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2011	3,141	$12.83
Granted during 2012	683	$15.48
Vested during 2012	(869)	$14.53
Forfeited during 2012	(55)	$8.63

RSUs unvested at March 31, 2012	2,900	$13.02

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The following table summarizes stock option activity for the three months ended March 31, 2012:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2011	2,636	$14.89
Exercised during 2012	(95)	$10.08
Forfeited during 2012	(23)	$19.96

Balance at March 31, 2012	2,518	$15.02	2.4	$6,660

Vested at March 31, 2012	2,518	$15.02	2.4	$6,660

Exercisable at March 31, 2012	2,518	$15.02	2.4	$6,660

All stock options issued under the Company’s plans are vested and no share-based compensation expense related to such stock options remains to be recognized.

Note 13 – Stockholders’ Equity

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2012. As of March 31, 2012, the Company had repurchased and retired 203,900 shares of its common stock for a total purchase price of $2.5 million.

Note 14 – Other Comprehensive Income (Loss)

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Components of other comprehensive income (loss) for the three months ended March 31, 2012 are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2011	$(13,409)	$4,793	$(168,837)	$(177,453)
Pretax change	26,529	5,865	2,096	34,490
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	4,839	—	—	4,839
Tax effect	(8,091)	—	(839)	(8,930)

Balance at March 31, 2012	$9,868	$10,658	$(167,580)	$(147,054)

Allocated to the Company	$9,859	$10,658	$(167,580)	$(147,063)
Allocated to noncontrolling interests	9	—	—	9

Balance at March 31, 2012	$9,868	$10,658	$(167,580)	$(147,054)

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

•	Hamilton v. First American Title Insurance Company, filed on August 22, 2007 and pending in the United States District Court for the Northern District of Texas,

•	Hamilton v. First American Title Insurance Company, et al., filed on August 25, 2008 and pending in the Superior Court of the State of North Carolina, Wake County,

•	Haskins v. First American Title Insurance Company, filed on September 29, 2010 and pending in the United States District Court of New Jersey,

•	Johnson v. First American Title Insurance Company, filed on May 27, 2008 and pending in the United States District Court of Arizona,

•	Lang v. First American Title Insurance Company of New York, filed on March 9, 2012 and pending in the United States District Court of New York,

•	Levine v. First American Title Insurance Company, filed on February 26, 2009 and pending in the United States District Court of Pennsylvania,

•	Lewis v. First American Title Insurance Company, filed on November 28, 2006 and pending in the United States District Court for the District of Idaho,

•	Loef v. First American Title Insurance Company, filed on August 16, 2008 and pending in the United States District Court of Maine,

•	Raffone v. First American Title Insurance Company, filed on February 14, 2004 and pending in the Circuit Court, Nassau County, Florida, and

•	Slapikas v. First American Title Insurance Company, filed on December 19, 2005 and pending in the United States District Court for the Western District of Pennsylvania.

All of these lawsuits are putative class actions. A court has only granted class certification in Loef, Hamilton (North Carolina), Johnson, Lewis, Raffone and Slapikas. An appeal to a higher court is pending with respect to the granting of class certification in Hamilton (North Carolina). For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the financial statements as a whole.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

•	Holt v. First American Title Insurance Company, et al., filed March 11, 2008 and pending in the United States District Court for the Eastern District of Pennsylvania,

•	Katz v. First American Title Insurance Company, et al., filed March 18, 2008 and pending in the United States District Court for the Northern District of Ohio,

•	McCray v. First American Title Insurance Company, et al., filed October 15, 2008 and pending in the United States District Court of Delaware, and

•	Swick v. First American Title Insurance Company, et al., filed March 19, 2008, and pending in the United States District Court of New Jersey.

All of these lawsuits are putative class actions for which a class has not been certified. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

•	engaged in the unauthorized practice of law, including

•	Gale v. First American Title Insurance Company, et al., filed on October 16, 2006 and pending in the United States District Court of Connecticut, and

•	Katin v. First American Signature Services, Inc., et al., filed on May 9, 2007 and pending in the United States District Court of Massachusetts.

Katin is a putative class action for which a class has not been certified. A class has been certified in Gale, however the Company’s motion to decertify the class is pending. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

•	Carrera v. First American Home Buyers Protection Corporation, filed on September 23, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,

•	Coleman v. First American Home Buyers Protection Corporation, et al., filed on August 24, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Eberhard v. First American Title Insurance Company, et al., filed on April 4, 2011 and pending in the Court of Common Pleas Cuyahoga County, Ohio,

•	Eide v. First American Title Company, filed on February 26, 2010 and pending in the Superior Court of the State of California, County of Kern,

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

All of these lawsuits, except Sjobring and Tavenner, are putative class actions for which a class has not been certified. In Sjobring a class was certified but that certification was subsequently vacated. In Tavenner, the Company has filed a notice of appeal of the class certification. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

Note 16 – Segment Information

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar products and services internationally. This segment also provides escrow and closing services; accommodates tax-deferred exchanges of real estate; maintains, manages and provides access to title plant records and images and provides banking, trust and investment advisory services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance and other insurance and guarantee products, as well as related settlement services, either directly or through joint ventures in foreign countries, including Canada, the United Kingdom and various other established and emerging markets.

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

During the first quarter of 2012, the Company changed the allocation of certain expenses within its reportable segments and corporate division to reflect the performance of the Company’s reportable segments as reported to the chief operating decision maker. The expenses that were impacted as a result of the change in allocation include shared services expenses, benefit plan expense and interest expense. Prior period segment data has been reclassified to conform to the current presentation. For the three months ended March 31, 2011, income before income taxes for the Company’s reportable segments were impacted as follows: increase of $2.9 million to the title insurance and services segment, increase of $0.2 million to the specialty insurance segment, and decrease of $3.1 million to the corporate division.

Selected financial information by reporting segment is as follows:

For the three months ended March 31, 2012:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$891,221	$60,822	$16,333	$17,594
Specialty Insurance	74,198	12,824	1,055	578
Corporate	2,248	(22,096)	671	—
Eliminations	(904)	—	—	—

	$966,763	$51,550	$18,059	$18,172

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

For the three months ended March 31, 2011:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$861,924	$(15,696)	$17,171	$12,169
Specialty Insurance	68,831	12,414	1,016	411
Corporate	1,579	(20,552)	912	24
Eliminations	(634)	385	—	—

	$931,700	$(23,449)	$19,099	$12,604

Note 17 – Subsequent Events

On April 17, 2012, the Company entered into a senior secured credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $600.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments will terminate on April 17, 2016.

The agreement replaces the Company’s $400.0 million senior secured credit agreement dated as of April 12, 2010, which was terminated immediately prior to entry into the new agreement. In connection with the closing, the Company paid off the $200.0 million outstanding balance under the prior agreement and borrowed $200.0 million under the new agreement. Proceeds under the credit agreement may be used for general corporate purposes.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(Unaudited)

The Company’s obligations under the credit agreement are originally guaranteed by the following Company subsidiaries: First American Data Co., LLC, First American Data Tree LLC, Data Trace Information Services LLC and Smart Title Solutions LLC (collectively with any future guarantors under the facility, the “Guarantors”).

To secure the obligations of the Company and the Guarantors (collectively, the “Loan Parties”) under the credit agreement, the Company and certain other Loan Parties entered into a pledge agreement (the “Pledge Agreement”) with JPMorgan in its capacity as collateral agent (the “Collateral Agent”) and, pursuant thereto, pledged fifty percent of the equity interests of each of the Guarantors and a nine percent equity interest in First American Title Insurance Company. The security will be released in the event that, and remain released for as long as, the Company’s long-term issuer rating or long-term counterparty credit rating (the “Debt Rating”) is BBB- or higher by S&P and Baa3 or higher by Moody’s.

In the event that the Debt Rating by S&P is below BBB- (or there is no Debt Rating from S&P) and, in addition, such rating by Moody’s is lower than Baa3 (or there is no Debt Rating from Moody’s), then the loan commitments are subject to mandatory reduction from (a) 50 percent of the net proceeds of certain equity issuances by any Loan Party, and (b) 50 percent of the net proceeds of certain debt incurred or issued by any Loan Party, provided that the commitment reductions described above are only required to the extent necessary to reduce the total loan commitments to $300.0 million. The Company is only required to prepay loans to the extent that, after giving effect to any mandatory commitment reduction, the aggregate principal amount of all outstanding loans exceeds the remaining total loan commitments.

At the Company’s election, borrowings under the credit agreement bear interest at (a) a base rate plus an applicable spread or (b) an adjusted LIBOR rate plus an applicable spread. The base rate is generally the greatest of (x) 0.50 percent in excess of the federal funds rate, (y) JPMorgan’s prime rate, and (z) one-month LIBOR plus one percent. The adjusted LIBOR rate is generally LIBOR times JPMorgan’s statutory reserve rate for Eurocurrency funding. The applicable spread varies depending upon the Debt Rating assigned by Moody’s and S&P. The minimum applicable spread for base rate borrowings is 0.75 percent and the maximum is 1.50 percent. The minimum applicable spread for adjusted LIBOR rate borrowings is 1.75 percent and the maximum is 2.50 percent. The Company may select interest periods of one, two, three or six months or (if agreed to by all lenders) such other number of months for Eurodollar borrowings of loans.

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans and the Collateral Agent may exercise remedies under the collateral documents. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those policies used in the preparation of First American Financial Corporation’s (the “Company’s”) financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recently Adopted Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to accounting for costs associated with acquiring or renewing insurance contracts. The updated guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under the updated guidance only costs based on successful efforts (that is, acquiring a new or renewal contract) including direct-response advertising costs are eligible for capitalization. The updated guidance is effective for the interim and annual periods beginning after December 15, 2011. The adoption of the guidance, on a prospective basis, did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB issued updated guidance that is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The amendments are of two types: (i) those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements and (ii) those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The updated guidance is effective for interim and annual periods beginning after December 15, 2011. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s condensed consolidated financial statements.

In June 2011, the FASB issued updated guidance that is intended to increase the prominence of other comprehensive income in financial statements. The updated guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity, and requires either consecutive presentation of the statement of net income and other comprehensive income or in a single continuous statement of comprehensive income. In addition, the option to present reclassification adjustments in the notes to financial statements has been eliminated. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2011. In December 2011, the FASB issued updated guidance deferring the effective date of the change in presentation of reclassification adjustments. The adoption of the guidance that became effective in the first quarter of 2012 had no impact on the Company’s condensed consolidated financial statements.

Pending Accounting Pronouncements

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

Beginning at the end of September 2010, various lenders’ foreclosure processes came under the review and scrutiny of a number of regulators such as the state Attorneys General, the Federal Reserve and other agencies. Additionally, a growing number of court rulings have called into question some foreclosure practices and regulators have conducted and continue to conduct investigations into such practices. Many of the country’s largest lenders and other key parties also have entered into consent decrees and settlement agreements which require them, among other things, to alter their foreclosure processes. The ultimate effect of the court rulings, regulatory investigations, consent decrees, settlement agreements and related matters pertaining to foreclosure processing are currently unknown, and the Company may incur costs associated with its duty to defend its insureds’ title to foreclosed properties they have purchased. The Company also believes that, as a result of these matters, its revenues tied to foreclosures have declined. However, the Company believes that, as a result of the settlement of inquiries into these processes, foreclosure volumes may begin to increase, though any expected increase of foreclosure volume may be offset by foreclosure alternatives, such as short sales. As of the current date, these matters have not had a material adverse effect on the Company. Though the Company will continue to monitor foreclosure developments, at this time the Company does not believe these matters will have a material adverse effect on the Company in the future.

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

Residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 5.3% in the first quarter of 2012 when compared with the first quarter of 2011, according to the Mortgage Bankers Association’s April 17, 2012 Mortgage Finance Forecast (the “MBA Forecast”). According to the MBA Forecast, the dollar amount of purchase originations decreased 24.5% and refinance originations increased 21.9% in the first quarter of 2012 when compared with the first quarter of 2011.

A low interest rate environment typically has a favorable impact on many of the Company’s businesses, however in recent years mortgage credit has been generally tight, which together with the uncertainty in general economic conditions, has impacted the demand for most of the Company’s products and services. During the first quarter of 2012, following a gradual improvement in the general economy, the Company observed an increase in mortgage activity as evidenced by an increase in title orders opened. The Company’s direct title operations opened 377,200 title orders during the three months ended March 31, 2012, an increase of 31.4% when compared with 287,100 title orders opened during the same period of the prior year. The increase in title orders opened was driven primarily by a significant increase in refinance activity and a modest increase in resale transactions. While market conditions and order volumes demonstrated improvement during the first quarter of 2012, the Company continues to maintain a tight control on expenses.

During 2011, the Company completed an expense reduction program, primarily directed at its shared services function in the title insurance and services segment that is expected to yield approximately $40 million in annualized cost savings. The Company’s results for the three months ended March 31, 2012 benefited from the expense reduction program when compared to the same period of the prior year.

During the first quarter of 2012, the Company changed the allocation of certain expenses within its reportable segments and corporate division to reflect the performance of the Company’s reportable segments as reported to the chief operating decision maker. The expenses that were impacted as a result of the change in allocation include shared services expenses, benefit plan expense and interest expense. Prior period segment data has been reclassified to conform to the current presentation. For the three months ended March 31, 2011, income before income taxes for the Company’s reportable segments were impacted as follows: increase of $2.9 million to the title insurance and services segment, increase of $0.2 million to the specialty insurance segment, and decrease of $3.1 million to the corporate division.

Title Insurance and Services

	Three Months Ended March 31,
(in thousands, except percentages)	2012	2011	$ Change	% Change
Revenues
Direct premiums and escrow fees	$343,639	$295,431	$48,208	16.3%
Agent premiums	376,986	399,921	(22,935)	(5.7)
Information and other	155,289	150,427	4,862	3.2
Investment income	17,321	17,568	(247)	(1.4)
Net realized investment gains (losses)	588	(1,126)	1,714	152.2
Net other-than-temporary impairment losses recognized in earnings	(2,602)	(297)	(2,305)	N/M [1]

	891,221	861,924	29,297	3.4

Expenses
Personnel costs	277,577	259,067	18,510	7.1
Premiums retained by agents	302,164	319,987	(17,823)	(5.6)
Other operating expenses	171,752	175,513	(3,761)	(2.1)
Provision for policy losses and other claims	52,179	96,376	(44,197)	(45.9)
Depreciation and amortization	16,333	17,171	(838)	(4.9)
Premium taxes	9,733	8,039	1,694	21.1
Interest	661	1,467	(806)	(54.9)

	830,399	877,620	(47,221)	(5.4)

Income (loss) before income taxes	$60,822	$(15,696)	$76,518	487.5%

Margins	6.8%	(1.8)%	8.6%	477.8%

(1)	Not meaningful

Direct premiums and escrow fees were $343.6 million for the three months ended March 31, 2012, an increase of $48.2 million, or 16.3%, when compared with the same period of the prior year. This increase was due to an increase in the number of title orders closed by the Company’s direct operations, which reflected the increase in mortgage originations, and a slight increase in average revenues per order closed. The slight increase in average revenues per order closed in the first quarter of 2012 when compared to the first quarter of 2011 was primarily attributable to an increase in the mix of direct revenues generated from higher premium commercial transactions. The Company’s direct title operations closed 261,300 title orders during the three months ended March 31, 2012, an increase of 15.8% when compared with 225,600 title orders closed during the same period of the prior year. The average revenues per order closed was $1,315 for the three months ended March 31, 2012, an increase of 0.4% when compared with $1,310 for the three months ended March 31, 2011.

Agent premiums were $377.0 million for the three months ended March 31, 2012, a decrease of $22.9 million, or 5.7%, when compared with the same period of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, first quarter agent premiums primarily reflect fourth quarter mortgage origination activity. The decrease in agent premiums quarter over quarter was consistent with the decrease in the Company’s direct premiums and escrow fees in the fourth quarter of 2011 as compared with the fourth quarter of 2010. The Company continuously analyzes the terms and profitability of its title agency relationships and, where it deems it necessary, amends agent agreements to the extent possible.

Information and other revenues, which primarily consist of revenues generated from fees associated with title search and related reports, title and other real property records and images, and other non-insured settlement services, were $155.3 million for the three months ended March 31, 2012, an increase of $4.9 million, or 3.2%, when compared with the same period of the prior year. This increase was primarily attributable to higher demand for the Company’s title plant information and increased international service revenues, offset in part by lower default information revenues. The higher demand for the Company’s title plant information was driven by the increase in mortgage origination activity. International service revenues increased due to a rebound in the Canadian real estate market, primarily driven by refinance activity. Default related information revenues were negatively impacted by a decline in foreclosure activity and increased market competition.

Net other-than-temporary impairment losses for the title insurance and services segment totaled $2.6 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively. The other-than-temporary impairment losses recognized in the first quarter of 2012 and 2011 relate to the Company’s non-agency mortgage-backed securities portfolio.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two competing factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $277.6 million for the three months ended March 31, 2012, an increase of $18.5 million, or 7.1%, when compared with the same period of the prior year. The increase was primarily due to higher commission and bonus expense as both revenues and profits have improved relative to the prior year, as well as increased healthcare related expenses and one additional payroll day in the current quarter.

Agents retained $302.2 million of title premiums generated by agency operations for the three months ended March 31, 2012, which compares with $320.0 million for the same period of the prior year. The percentage of title premiums retained by agents was 80.2% and 80.0% for the three months ended March 31, 2012 and 2011, respectively. The increase in the agent retention percentage was primarily due to a large commercial deal that closed during the first quarter of 2011 with a favorable agent split.

Other operating expenses for the title insurance and services segment were $171.8 million for the three months ended March 31, 2012, a decrease of $3.8 million, or 2.1%, when compared with the same period of the prior year. This decrease was primarily due to lower office related expenses resulting from the Company’s consolidation and closure of certain title offices. Further contributing to the decrease in other operating expenses was a decline in professional services costs. These decreases were partially offset by an increase in production related expenses due to improved refinance activity.

The provision for policy losses and other claims was $52.2 million, or 7.2% of title premiums and escrow fees, and $96.4 million, or 13.9% of title premiums and escrow fees, for the three months ended March 31, 2012 and 2011, respectively. The current quarter rate of 7.2% reflected an ultimate loss rate of 6.2% for the current policy year and included $7.2 million in net unfavorable development for prior policy years, primarily 2007 and 2008. Approximately $4.3 million of the net unfavorable development related to the Company’s guaranteed valuation product offered in Canada. There is substantial uncertainty as to the ultimate loss emergence for this product due to the following factors, among others, (i) claims associated with this product are generally made only after a foreclosure on the related property and foreclosure rates in Canada are difficult to predict and (ii) limited historical loss data exists as a result of the relatively recent introduction of this product in 2003. While the Company believes its claims reserve attributable to this product is adequate, because of this uncertainty, the potential for adverse loss development relative to this product is significantly higher than for title insurance. The first quarter of 2011 rate of 13.9% reflected an ultimate loss rate of 5.2% for the 2011 policy year, a $45.3 million reserve strengthening adjustment related to the guaranteed valuation product offered in Canada and a $14.6 million charge which reflected adverse development for certain prior policy years.

Premium taxes were $9.7 million and $8.0 million for the three months ended March 31, 2012 and 2011, respectively. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% and 1.2% for the three months ended March 31, 2012 and 2011, respectively.

In general, the title insurance business is a lower profit margin business when compared to the Company’s specialty insurance segment. The lower profit margins reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinance transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margin for the three months ended March 31, 2012 was 6.8% and the pre-tax margin loss for the three months ended March 31, 2011 was 1.8%.

Specialty Insurance

	Three Months Ended March 31,
(in thousands, except percentages)	2012	2011	$ Change	% Change
Revenues
Direct premiums	$70,147	$65,663	$4,484	6.8%
Information and other	475	329	146	44.4%
Investment income	2,465	2,508	(43)	(1.7)
Net realized investment gains	1,111	331	780	235.6

	74,198	68,831	5,367	7.8

Expenses
Personnel costs	13,663	11,651	2,012	17.3
Other operating expenses	11,042	9,610	1,432	14.9
Provision for policy losses and other claims	34,499	33,136	1,363	4.1
Depreciation and amortization	1,055	1,016	39	3.8
Premium taxes	1,115	1,004	111	11.1

	61,374	56,417	4,957	8.8

Income before income taxes	$12,824	$12,414	$410	3.3%

Margins	17.3%	18.0%	(0.7)%	(3.9)%

Direct premiums were $70.1 million for the three months ended March 31, 2012, an increase of $4.5 million, or 6.8%, when compared with the same period of the prior year. The increase was due to an increase in premiums from both the home warranty and property and casualty divisions.

Personnel costs and other operating expenses were $24.7 million for the three months ended March 31, 2012, an increase of $3.4 million, or 16.2%, when compared with the same period of the prior year. This increase was primarily related to higher bonus expense and increased amortization of deferred acquisition costs when compared with the same period of the prior year. The FASB issued updated guidance related to deferred acquisition costs, which the Company implemented during the first quarter of 2012. The impact of implementing the new guidance was an increase to expense of approximately $0.7 million.

For the home warranty business, the provision for home warranty claims expressed as a percentage of home warranty premiums was 47.9% for the current three month period and 46.6% for the same period of the prior year. This increase in rate was primarily due to a greater number of claims incidents. For the property and casualty business, the provision for property and casualty claims expressed as a percentage of property and casualty insurance premiums was 51.3% for the current three month period, a decrease when compared with 56.8% for the same period of the prior year. This decrease was primarily due to a mild winter leading to lower winter storm losses.

Premium taxes were $1.1 million and $1.0 million for the three months ended March 31, 2012 and 2011, respectively. Premium taxes as a percentage of specialty insurance segment premiums were 1.6% and 1.5% for the three months ended March 31, 2012 and 2011, respectively.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margins for the current three month period were 17.3%, down from 18.0% for the comparable period of the prior year.

Corporate

	Three Months Ended March 31,
(in thousands, except percentages)	2012	2011	$ Change	% Change
Revenues
Investment income	$3,491	$1,716	$1,775	103.4%
Net realized investment losses	(1,243)	(137)	(1,106)	N/M [1]

	2,248	1,579	669	42.4

Expenses
Personnel costs	14,039	12,584	1,455	11.6
Other operating expenses	6,360	5,265	1,095	20.8
Depreciation and amortization	671	912	(241)	(26.4)
Interest	3,274	3,370	(96)	(2.8)

	24,344	22,131	2,213	10.0

Loss before income taxes	$(22,096)	$(20,552)	$(1,544)	(7.5)%

(1)	Not meaningful

Investment income totaled $3.5 million and $1.7 million for the three months ended March 31, 2012 and 2011, respectively. The increase in investment income was attributable to higher earnings on investments associated with the Company’s deferred compensation plan.

Net realized investment losses totaled $1.2 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. The increase in net realized investment losses was due to the impairment of a non-marketable investment in the first quarter of 2012.

Corporate personnel costs and other operating expenses were $20.4 million and $17.8 million for the three months ended March 31, 2012 and 2011, respectively. The increase in personnel costs and other operating expenses was primarily due to increased costs associated with the Company’s deferred compensation plan.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the condensed consolidated financial statements. The Company’s inter-segment eliminations were not material for the three months ended March 31, 2012 and 2011.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 39.7% for the three months ended March 31, 2012 and 35.0% for the same period of the prior year. The difference in the effective rate was primarily attributable to the change to income before income taxes in 2012 from a loss before income taxes in 2011, the mix of taxable and non-taxable income for state tax purposes, and losses in foreign jurisdictions for which no tax benefit was provided.

The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The Company continues to monitor the realizability of recognized, impairment, and unrecognized losses recorded through March 31, 2012. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations, among other factors.

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three months ended March 31, 2012 was $31.1 million. Net loss for the three months ended March 31, 2011 was $15.2 million. Net income attributable to the Company for the three months ended March 31, 2012 was $31.3 million, or $0.29 per diluted share, and net loss attributable to the Company for the three months ended March 31, 2011 was $15.3 million, or $0.15 per diluted share.

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

Cash used in operating activities amounted to $7.3 million for the three months ended March 31, 2012 and $51.5 million for the same period of the prior year after claim payments, net of recoveries, of $116.1 million and $117.4 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2012 were purchases of debt and equity securities, repayment of debt, business acquisitions, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the three months ended March 31, 2012 were increases in the deposit balances at the Company’s banking operations and proceeds from the sales and maturities of debt and equity securities. The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2011 were additions to the investment portfolio, repayment of debt, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the three months ended March 31, 2011 were increases in the deposit balances at the Company’s banking operations and proceeds from the sales and maturities of debt and equity securities. The net effect of all activities on total cash and cash equivalents was an increase of $254.2 million for the three months ended March 31, 2012 and an increase of $26.5 million for the same period in 2011.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, share repurchases, capital expenditures, acquisitions and investments. The Company expects that it will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, industry practice, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2012. As of March 31, 2012, the Company had repurchased and retired 203,900 shares of its common stock for a total purchase price of $2.5 million.

Holding Company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other potential factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of March 31, 2012, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries in 2012 is $207.9 million. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of March 31, 2012, the holding company’s sources of liquidity include $151.6 million of cash, 6.0 million shares of CoreLogic common stock with an estimated fair value of $97.8 million and $200.0 million available on the Company’s $400.0 million revolving credit facility, which has subsequently been replaced as described below. Management believes that its liquidity at the holding company is sufficient to satisfy its anticipated cash requirements and obligations for at least the next twelve months.

Financing. On April 12, 2010, the Company entered into a credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) in its capacity as administrative agent and a syndicate of lenders.

The credit agreement was comprised of a $400.0 million revolving credit facility. The revolving loan commitments were to terminate on the third anniversary of the date of closing, or June 1, 2013, if not earlier terminated. On June 1, 2010, the Company borrowed $200.0 million under the facility and transferred such funds to CoreLogic, as previously contemplated in connection with the Separation. At March 31, 2012, the interest rate associated with the $200.0 million borrowed under the facility was 3.00%. At March 31, 2012, the Company was in compliance with the covenants under the credit agreement.

On April 17, 2012, the Company entered into a senior secured credit agreement with JPMorgan in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $600.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments will terminate on April 17, 2016.

The agreement replaces the $400.0 million senior secured credit agreement referred to above, which was terminated immediately prior to entry into the new agreement. In connection with the closing, the Company paid off the $200.0 million outstanding balance under the prior agreement and borrowed $200.0 million under the new agreement. Proceeds under the credit agreement may be used for general corporate purposes.

The Company’s obligations under the credit agreement are originally guaranteed by the following Company subsidiaries: First American Data Co., LLC, First American Data Tree LLC, Data Trace Information Services LLC and Smart Title Solutions LLC (collectively with any future guarantors under the facility, the “Guarantors”).

To secure the obligations of the Company and the Guarantors (collectively, the “Loan Parties”) under the credit agreement, the Company and certain other Loan Parties entered into a pledge agreement (the “Pledge Agreement”) with JPMorgan in its capacity as collateral agent (the “Collateral Agent”) and, pursuant thereto, pledged fifty percent of the equity interests of each of the Guarantors and a nine percent equity interest in First American Title Insurance Company. The security will be released in the event that, and remain released for as long as, the Company’s long-term issuer rating or long-term counterparty credit rating (the “Debt Rating”) is BBB- or higher by Standard & Poor’s Ratings Services (“S&P”) and Baa3 or higher by Moody’s Investor Service, Inc. (“Moody’s”).

In the event that the Debt Rating by S&P is below BBB- (or there is no Debt Rating from S&P) and, in addition, such rating by Moody’s is lower than Baa3 (or there is no Debt Rating from Moody’s), then the loan commitments are subject to mandatory reduction from (a) 50 percent of the net proceeds of certain equity issuances by any Loan Party, and (b) 50 percent of the net proceeds of certain debt incurred or issued by any Loan Party, provided that the commitment reductions described above are only required to the extent necessary to reduce the total loan commitments to $300.0 million. The Company is only required to prepay loans to the extent that, after giving effect to any mandatory commitment reduction, the aggregate principal amount of all outstanding loans exceeds the remaining total loan commitments.

At the Company’s election, borrowings under the credit agreement bear interest at (a) a base rate plus an applicable spread or (b) an adjusted LIBOR rate plus an applicable spread. The base rate is generally the greatest of (x) 0.50 percent in excess of the federal funds rate, (y) JPMorgan’s prime rate, and (z) one-month LIBOR plus one percent. The adjusted LIBOR rate is generally LIBOR times JPMorgan’s statutory reserve rate for Eurocurrency funding. The applicable spread varies depending upon the Debt Rating assigned by Moody’s and S&P. The minimum applicable spread for base rate borrowings is 0.75 percent and the maximum is 1.50 percent. The minimum applicable spread for adjusted LIBOR rate borrowings is 1.75 percent and the maximum is 2.50 percent. The Company may select interest periods of one, two, three or six months or (if agreed to by all lenders) such other number of months for Eurodollar borrowings of loans.

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans and the Collateral Agent may exercise remedies under the collateral documents. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate.

In addition to amounts available under the credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements are used as short-term funding sources. In the first quarter of 2012, the Company transferred securities totaling $20.3 million and received funds totaling $19.9 million under these agreements. As of March 31, 2012, no amounts remained outstanding under these agreements.

Notes and contracts payable as a percentage of total capitalization was 11.7% and 12.8% at March 31, 2012 and December 31, 2011, respectively.

Investment Portfolio. As of March 31, 2012, the Company’s debt and equity investment securities portfolio consisted of approximately 90% fixed income securities. As of that date, approximately 68% of the Company’s fixed income investments were held in securities that are United States government-backed or rated AAA, and approximately 98% of the fixed income portfolio was rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on S&P and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

The table below outlines the composition of the investment portfolio in an unrealized loss position by credit rating (percentages are based on the amortized cost basis of the investments) as of March 31, 2012. Credit ratings are based on S&P and Moody’s published ratings and are exclusive of insurance effects. If a security was rated differently by both rating agencies, the lower of the two ratings was selected:

March 31, 2012	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade/Not Rated
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	96.8%	0.7%	2.5%
Foreign bonds	98.5%	0.0%	1.5%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed securities	0.0%	0.0%	100.0%
Corporate debt securities	84.3%	15.7%	0.0%
Preferred stock	100.0%	0.0%	0.0%

	94.0%	1.0%	5.0%

In connection with the Separation, TFAC issued to the Company a number of shares of its common stock that resulted in the Company owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation. Due to the fact that a substantial proportion of the Company’s investment portfolio consists of the common stock of a single issuer, CoreLogic, the Company sold 4.0 million shares in April 2011 to reduce its unsystematic risk. At March 31, 2012, the Company owned 8.9 million shares of CoreLogic common stock with a cost basis of $167.6 million and an estimated fair value of $145.8 million. The Company holds 6.0 million shares at the holding company and the remaining 2.9 million shares at First American Title Insurance Company. The Company has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising as a result of holding the shares for a longer period. The Company will continue to closely monitor and regularly review its investment in CoreLogic common stock.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements. The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $4.1 billion and $3.1 billion at March 31, 2012 and December 31, 2011, respectively, of which $1.2 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated balance sheets, in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $3.0 billion and $2.8 billion at March 31, 2012 and December 31, 2011, respectively, and were held or managed by First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not the Company’s assets under U.S. generally accepted accounting principles and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $721.5 million and $564.7 million at March 31, 2012 and December 31, 2011, respectively. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in bank deposits with institutions insured by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

At March 31, 2012 and December 31, 2011, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $23.3 million and $23.8 million, respectively. The guarantee arrangements relate to promissory notes and other contracts, and contingently require the Company to make payments to the guaranteed party based on the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential amount of future payments under these guarantees totaled $23.3 million at March 31, 2012 and $23.8 million at December 31, 2011, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its condensed consolidated balance sheets related to these guarantees at March 31, 2012 and December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments on any significant scale to hedge these risks.

There have been no material changes in the Company’s market risks since the filing of its Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of March 31, 2012, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses. These lawsuits include, among others, cases alleging, among other assertions, that the Company, one of its subsidiaries and/or one of its agents:

•	charged an improper rate for title insurance in a refinance transaction, including

•	Boucher v. First American Title Insurance Company, filed on May 16, 2007 and pending in the United States District Court for the Western District of Washington,

•	Hamilton v. First American Title Insurance Company, filed on August 22, 2007 and pending in the United States District Court for the Northern District of Texas,

•	Hamilton v. First American Title Insurance Company, et al., filed on August 25, 2008 and pending in the Superior Court of the State of North Carolina, Wake County,

•	Haskins v. First American Title Insurance Company, filed on September 29, 2010 and pending in the United States District Court of New Jersey,

•	Johnson v. First American Title Insurance Company, filed on May 27, 2008 and pending in the United States District Court of Arizona,

•	Lang v. First American Title Insurance Company of New York, filed on March 9, 2012 and pending in the United States District Court of New York,

•	Levine v. First American Title Insurance Company, filed on February 26, 2009 and pending in the United States District Court of Pennsylvania,

•	Lewis v. First American Title Insurance Company, filed on November 28, 2006 and pending in the United States District Court for the District of Idaho,

•	Loef v. First American Title Insurance Company, filed on August 16, 2008 and pending in the United States District Court of Maine,

•	Raffone v. First American Title Insurance Company, filed on February 14, 2004 and pending in the Circuit Court, Nassau County, Florida, and

•	Slapikas v. First American Title Insurance Company, filed on December 19, 2005 and pending in the United States District Court for the Western District of Pennsylvania.

All of these lawsuits are putative class actions. A court has only granted class certification in Loef, Hamilton (North Carolina), Johnson, Lewis, Raffone and Slapikas. An appeal to a higher court is pending with respect to the granting of class certification in Hamilton (North Carolina). For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the financial statements as a whole.

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

•	conspired with its competitors to fix prices or otherwise engaged in anticompetitive behavior, including

•	Holt v. First American Title Insurance Company, et al., filed March 11, 2008 and pending in the United States District Court for the Eastern District of Pennsylvania,

•	Katz v. First American Title Insurance Company, et al., filed March 18, 2008 and pending in the United States District Court for the Northern District of Ohio,

•	McCray v. First American Title Insurance Company, et al., filed October 15, 2008 and pending in the United States District Court of Delaware, and

•	Swick v. First American Title Insurance Company, et al., filed March 19, 2008, and pending in the United States District Court of New Jersey.

All of these lawsuits are putative class actions for which a class has not been certified. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

•	engaged in the unauthorized practice of law, including

•	Gale v. First American Title Insurance Company, et al., filed on October 16, 2006 and pending in the United States District Court of Connecticut, and

•	Katin v. First American Signature Services, Inc., et al., filed on May 9, 2007 and pending in the United States District Court of Massachusetts.

Katin is a putative class action for which a class has not been certified. A class has been certified in Gale, however the Company’s motion to decertify the class is pending. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

•	Carrera v. First American Home Buyers Protection Corporation, filed on September 23, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,

•	Coleman v. First American Home Buyers Protection Corporation, et al., filed on August 24, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Eberhard v. First American Title Insurance Company, et al., filed on April 4, 2011 and pending in the Court of Common Pleas Cuyahoga County, Ohio,

•	Eide v. First American Title Company, filed on February 26, 2010 and pending in the Superior Court of the State of California, County of Kern,

•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,

•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Kirk v. First American Financial Corporation, filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Smith v. First American Title Insurance Company, filed on November 23, 2011 and pending in the United States District Court for the Western District of Washington,

•	Tavenner v. Talon Group, filed on August 18, 2009 and pending in the United States District Court for the Western District of Washington, and

•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

All of these lawsuits, except Sjobring and Tavenner, are putative class actions for which a class has not been certified. In Sjobring a class was certified but that certification was subsequently vacated. In Tavenner, the Company has filed a notice of appeal of the class certification. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of March 31, 2012 are approximately $0.9 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

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

11. Increases in the size of the Company’s customers enhance their negotiating position vis-à-vis the Company and may decrease their need for the services offered by the Company

Many of the Company’s customers have increased in size as a result of consolidation or the failure of their competitors. For example, the Company believes that two lenders collectively originate approximately 35 percent of mortgage loans in the United States. As a result, the Company may derive a higher percentage of its revenues from a smaller base of customers, which would enhance the negotiating power of these customers with respect to the pricing and the terms on which these customers purchase the Company’s products and other matters. These circumstances could adversely affect the Company’s revenues and profitability. Changes in the Company’s relationship with any of these customers, the loss of all or a portion of the business the Company derives from these customers or any refusal of these customers to accept the Company’s policies could have a material adverse effect on the Company.

12. A downgrade by ratings agencies, reductions in statutory surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A3” by Moody’s Investor Services, Inc., “A-” by Fitch Ratings Ltd., “BBB+” by Standard & Poor’s Ratings Services and “A-” by A.M. Best Company, Inc. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The current minimum statutory surplus capital required to be maintained by California law is $500,000. Accordingly, if the ratings or statutory surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

13. The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income securities (including mortgage-backed securities) and, as of March 31, 2012, common stock of CoreLogic, Inc. (“CoreLogic”) with a cost basis of $167.6 million and an estimated fair value of $145.8 million that was issued to the Company in connection with its separation from CoreLogic. The investment portfolio also includes money-market and other short-term investments, as well as some preferred and other common stock. Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk. Because a substantial proportion of the portfolio consists of the common stock of a single issuer, CoreLogic, the risk of loss in the portfolio also is impacted by factors that influence the value of CoreLogic’s stock, including, but not limited to, CoreLogic’s financial results and the market’s perception of CoreLogic’s and its industry’s prospects. Additionally, the risk of loss associated with the portfolio is increased during periods, such as the present period, of instability in credit markets and economic conditions. If the carrying value of the investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of the investments, which could have a material adverse effect on the Company’s results of operations, statutory surplus and financial condition.

14. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend, among other factors, upon the future performance of assets held in trust for the plan. The pension plan was underfunded as of March 31, 2012 by approximately $129.2 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings and expenses require adjustment.

The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

15. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 75 to 85 percent of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than six years, while possible, is not considered reasonably likely. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $118.0 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

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

19. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of March 31, 2012, under such regulations, the maximum amount of dividends, loans and advances available in 2012 from these insurance subsidiaries was $207.9 million.

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

Date: May 1, 2012

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