Form 10-Q
period 2012-06-30
First American Financial Corp
filed 2012-07-30
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

On July 23, 2012, there were 106,359,886 shares of common stock outstanding.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE HOLDING OF AND EXPECTED CASH FLOWS FROM DEBT SECURITIES AND ASSUMPTIONS RELATING THERETO;

•	THE COMPANY’S INTENTIONS WITH RESPECT TO ITS INVESTMENT IN CORELOGIC STOCK;

•	EXPECTED BENEFIT AND PENSION PLAN CONTRIBUTIONS;

•	THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;

•	THE EFFECT OF PENDING ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;

•	FUTURE ACTIONS TO BE TAKEN IN CONNECTION WITH THE COMPANY’S REVIEW OF ITS AGENCY RELATIONSHIPS;

•	EXPECTED FORECLOSURE VOLUMES, COSTS ASSOCIATED WITH DEFENDING INSURED’S TITLE TO FORECLOSED PROPERTIES, AND THE IMPACT OF FORECLOSURE MATTERS ON THE COMPANY;

•	THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES AND UNRECOGNIZED TAX BENEFIT ESTIMATES;

•	FUTURE PAYMENT OF DIVIDENDS;

•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS; AND

•	THE LIKELIHOOD OF CHANGES IN EXPECTED ULTIMATE LOSSES AND CORRESPONDING LOSS RATES AND CLAIM RESERVES,

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$796,163	$418,299
Accounts and accrued income receivable, net	264,982	227,847
Income taxes receivable	—	20,431
Investments:
Deposits with savings and loan associations and banks	65,061	56,201
Debt securities	2,147,321	2,201,911
Equity securities	251,826	184,000
Other long-term investments	195,850	200,805

	2,660,058	2,642,917

Loans receivable, net	119,434	139,191
Property and equipment, net	337,476	337,578
Title plants and other indexes	517,073	513,998
Deferred income taxes	44,893	39,617
Goodwill	831,107	818,420
Other intangible assets, net	54,764	59,994
Other assets	164,993	152,045

	$5,790,943	$5,370,337

Liabilities and Equity
Deposits	$1,386,442	$1,093,236
Accounts payable and accrued liabilities	744,413	735,934
Due to CoreLogic, Inc. (“CoreLogic”), net	41,102	35,951
Deferred revenue	157,824	155,626
Reserve for known and incurred but not reported claims	974,026	1,014,676
Income taxes payable	49,961	—
Notes and contracts payable	273,630	299,975

	3,627,398	3,335,398

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value, Authorized—500 shares; Outstanding-none	—	—
Common stock, $0.00001 par value:
Authorized-300,000 shares; Outstanding—106,338 shares and 105,410 shares as of June 30, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	2,092,283	2,081,242
Retained earnings	211,703	124,816
Accumulated other comprehensive loss	(145,963)	(177,459)

Total stockholders’ equity	2,158,024	2,028,600
Noncontrolling interests	5,521	6,339

Total equity	2,163,545	2,034,939

	$5,790,943	$5,370,337

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Direct premiums and escrow fees	$497,288	$401,978	$911,074	$763,072
Agent premiums	400,361	348,441	777,347	748,362
Information and other	167,827	157,710	323,587	308,468
Investment income	18,696	22,094	41,073	42,865
Net realized investment gains (losses)	6,623	(1,903)	7,079	(2,450)
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on debt securities	(1,517)	(1,124)	(1,757)	(1,248)
Portion of OTTI losses on debt securities recognized in other comprehensive loss	555	147	(1,807)	(26)

	(962)	(977)	(3,564)	(1,274)

	1,089,833	927,343	2,056,596	1,859,043

Expenses
Personnel costs	322,043	293,451	627,322	576,753
Premiums retained by agents	321,348	279,812	623,512	599,799
Other operating expenses	205,647	196,780	394,797	387,170
Provision for policy losses and other claims	95,389	77,237	182,067	206,749
Depreciation and amortization	18,456	18,867	36,515	37,966
Premium taxes	12,228	9,913	23,076	18,956
Interest	2,432	2,068	5,467	5,884

	977,543	878,128	1,892,756	1,833,277

Income before income taxes	112,290	49,215	163,840	25,766
Income taxes	38,773	17,068	59,214	8,860

Net income	73,517	32,147	104,626	16,906
Less: Net income (loss) attributable to noncontrolling interests	516	(194)	332	(100)

Net income attributable to the Company	$73,001	$32,341	$104,294	$17,006

Net income per share attributable to the Company’s stockholders (Note 10):
Basic	$0.69	$0.31	$0.98	$0.16

Diluted	$0.68	$0.30	$0.97	$0.16

Cash dividends per share	$0.08	$0.06	$0.16	$0.12

Weighted-average common shares outstanding (Note 10):
Basic	106,230	105,222	105,926	104,953

Diluted	107,945	106,838	107,681	106,802

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$73,517	$32,147	$104,626	$16,906

Other comprehensive income (loss), net of tax:
Unrealized gain on securities	5,695	2,465	26,069	2,146
Unrealized gain on securities for which credit-related portion was recognized in earnings	677	900	3,580	1,500
Foreign currency translation adjustment	(6,531)	2,335	(666)	6,654
Pension benefit adjustment	1,258	3,514	2,515	6,765

Total other comprehensive income, net of tax	1,099	9,214	31,498	17,065

Comprehensive income	74,616	41,361	136,124	33,971
Less: Comprehensive income (loss) attributable to noncontrolling interests	515	(175)	334	—

Comprehensive income attributable to the Company	$74,101	$41,536	$135,790	$33,971

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$104,626	$16,906
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for policy losses and other claims	182,067	206,749
Depreciation and amortization	36,515	37,966
Excess tax benefits from share-based compensation	(737)	(1,072)
Share-based compensation	9,080	9,044
Net realized investment (gains) losses	(7,079)	2,450
Net OTTI losses recognized in earnings	3,564	1,274
Equity in earnings of affiliates	(5,181)	(2,818)
Dividends from equity method investments	4,514	7,569
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(227,151)	(233,199)
Net change in income tax accounts	48,515	(9,112)
Increase in accounts and accrued income receivable	(30,601)	(5,376)
Decrease in accounts payable and accrued liabilities	(13,722)	(79,508)
Net change in due to CoreLogic, net	(471)	17,679
Increase in deferred revenue	2,196	441
Other, net	(1,823)	1,933

Cash provided by (used for) operating activities	104,312	(29,074)

Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(14,000)	1,247
Purchase of subsidiary shares from / other decreases in noncontrolling interests	(33)	(640)
Net increase in deposits with banks	(8,698)	(3,007)
Net decrease in loans receivable	19,757	6,398
Purchases of debt and equity securities	(672,157)	(480,428)
Proceeds from sales of debt and equity securities	477,537	237,875
Proceeds from maturities of debt securities	253,117	154,763
Net increase in other long-term investments	(58)	(335)
Proceeds from note receivable from CoreLogic	—	1,150
Capital expenditures	(35,827)	(28,362)
Proceeds from sale of property and equipment	1,008	2,582

Cash provided by (used for) investing activities	20,646	(108,757)

Cash flows from financing activities:
Net change in deposits	293,206	28,416
Proceeds from issuance of debt	200,065	185
Repayment of debt	(226,403)	(7,997)
Net proceeds (payments) in connection with share-based compensation plans	157	(1,157)
Distributions to noncontrolling interests	(478)	(248)
Excess tax benefits from share-based compensation	737	1,072
Cash dividends	(14,810)	(12,574)

Cash provided by financing activities	252,474	7,697
Effect of exchange rate changes on cash	432	2,083

Net increase (decrease) in cash and cash equivalents	377,864	(128,051)
Cash and cash equivalents—Beginning of period	418,299	728,746

Cash and cash equivalents—End of period	$796,163	$600,695

Supplemental information:
Cash paid during the period for:
Interest	$5,258	$5,774
Premium taxes	$26,740	$26,142
Income taxes, net	$11,545	$15,951
Noncash investing and financing activities:
Net noncash contribution from The First American Corporation (“TFAC”) as a result of separation	$—	$5,581
Liabilities assumed in connection with acquisitions	$432	$—

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders					Noncontrolling interests	Total
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2011	105,410	$1	$2,081,242	$124,816	$(177,459)	$6,339	$2,034,939
Net income for the six months ended June 30, 2012	—	—	—	104,294	—	332	104,626
Dividends on common shares	—	—	—	(16,987)	—	—	(16,987)
Shares issued in connection with share-based compensation plans	928	—	1,314	(420)	—	—	894
Share-based compensation expense	—	—	9,080	—	—	—	9,080
Purchase of subsidiary shares from /other decreases in noncontrolling interests	—	—	647	—	—	(680)	(33)
Sale of subsidiary shares to /other increases in noncontrolling interests	—	—	—	—	—	6	6
Distributions to noncontrolling interests	—	—	—	—	—	(478)	(478)
Other comprehensive income (Note 15)	—	—	—	—	31,496	2	31,498

Balance at June 30, 2012	106,338	$1	$2,092,283	$211,703	$(145,963)	$5,521	$2,163,545

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

Spin-off

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

Basis of Presentation

The condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. All material intercompany transactions and balances have been eliminated upon consolidation. Certain 2011 amounts have been reclassified to conform to the 2012 presentation.

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

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $3.7 billion and $3.1 billion at June 30, 2012 and December 31, 2011, respectively, of which $1.2 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are included in the accompanying condensed consolidated balance sheets, in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $3.0 billion and $2.8 billion at June 30, 2012 and December 31, 2011, respectively, and were held at First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $768.8 million and $564.7 million at June 30, 2012 and December 31, 2011, respectively. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Note 3 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

	Amortized cost	Gross unrealized		Estimated fair value	Other-than- temporary impairments in AOCI
(in thousands)		gains	losses
June 30, 2012
U.S. Treasury bonds	$54,572	$1,895	$(4)	$56,463	$—
Municipal bonds	364,048	18,132	(655)	381,525	—
Foreign bonds	225,798	2,428	(159)	228,067	—
Governmental agency bonds	150,944	1,329	(18)	152,255	—
Governmental agency mortgage-backed securities	998,984	6,914	(799)	1,005,099	—
Non-agency mortgage-backed securities (1)	33,813	907	(6,396)	28,324	30,282
Corporate debt securities	283,897	11,999	(308)	295,588	—

	$2,112,056	$43,604	$(8,339)	$2,147,321	$30,282

December 31, 2011
U.S. Treasury bonds	$71,995	$2,236	$—	$74,231	$—
Municipal bonds	329,935	19,263	(75)	349,123	—
Foreign bonds	212,200	3,026	(206)	215,020	—
Governmental agency bonds	195,784	1,970	(1)	197,753	—
Governmental agency mortgage-backed securities	1,066,656	10,816	(925)	1,076,547	—
Non-agency mortgage-backed securities (1)	42,089	478	(11,933)	30,634	32,089
Corporate debt securities	248,921	10,407	(725)	258,603	—

	$2,167,580	$48,196	$(13,865)	$2,201,911	$32,089

(1)	At June 30, 2012, the $33.8 million amortized cost is net of $3.6 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the six months ended June 30, 2012. At December 31, 2011, the $42.1 million amortized cost is net of $9.1 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2011. At June 30, 2012, the $6.4 million gross unrealized losses include $5.7 million of unrealized losses for securities determined to be other-than-temporarily impaired and $0.7 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. At December 31, 2011, the $11.9 million gross unrealized losses include $11.4 million of unrealized losses for securities determined to be other-than-temporarily impaired and $0.5 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. The $30.3 million and $32.1 million other-than-temporary impairments recorded in accumulated other comprehensive income (“AOCI”) through June 30, 2012 and December 31, 2011, respectively, represent the amount of other-than-temporary impairment losses recognized in AOCI which, starting January 1, 2009, were not included in earnings due to the fact that the losses were not considered to be credit related. Other-than-temporary impairments were recognized in AOCI for non-agency mortgage-backed securities only.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Cost	Gross unrealized		Estimated fair value
		gains	losses
June 30, 2012
Preferred stocks	$6,901	$570	$(19)	$7,452
Common stocks (1)	247,138	2,230	(4,994)	244,374

	$254,039	$2,800	$(5,013)	$251,826

December 31, 2011
Preferred stocks	$7,007	$678	$(17)	$7,668
Common stocks (1)	224,880	3,793	(52,341)	176,332

	$231,887	$4,471	$(52,358)	$184,000

(1)	CoreLogic common stock, with a cost basis of $167.6 million at June 30, 2012 and December 31, 2011, and an estimated fair value of $163.6 million and $115.5 million at June 30, 2012 and December 31, 2011, respectively, is included in common stocks. In connection with the Separation, TFAC issued to the Company a number of shares of its common stock. Under the terms of the Separation and Distribution Agreement, if the Company chooses to dispose of 1% or more of CoreLogic’s outstanding common stock, the Company must first provide CoreLogic with the opportunity to make an offer to purchase the shares. The Company has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising as a result of holding the shares for a longer period. See Note 18 Subsequent Events to the condensed consolidated financial statements for additional discussion of the CoreLogic common stock.

The Company had the following net unrealized gains (losses) as of June 30, 2012 and December 31, 2011:

(in thousands)	As of June 30, 2012	As of December 31, 2011
Debt securities for which an other-than-temporary impairment has been recognized	$(4,773)	$(10,937)
Debt securities—all other	40,038	45,268
Equity securities	(2,213)	(47,887)

	$33,052	$(13,556)

Sales of debt and equity securities resulted in realized gains of $13.7 million and $5.2 million and realized losses of $0.2 million and $0.4 million for the three months ended June 30, 2012 and 2011, respectively. Sales of debt and equity securities resulted in realized gains of $15.6 million and $5.9 million and realized losses of $0.2 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

The Company had the following gross unrealized losses as of June 30, 2012 and December 31, 2011:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2012
Debt securities:
U.S. Treasury bonds	$867	$(4)	$—	$—	$867	$(4)
Municipal bonds	62,288	(655)	—	—	62,288	(655)
Foreign bonds	23,811	(159)	—	—	23,811	(159)
Governmental agency bonds	19,554	(18)	—	—	19,554	(18)
Governmental agency mortgage-backed securities	221,987	(699)	42,345	(100)	264,332	(799)
Non-agency mortgage-backed securities	—	—	21,409	(6,396)	21,409	(6,396)
Corporate debt securities	20,338	(279)	3,382	(29)	23,720	(308)

Total debt securities	348,845	(1,814)	67,136	(6,525)	415,981	(8,339)
Equity securities	48,301	(993)	163,568	(4,020)	211,869	(5,013)

Total	$397,146	$(2,807)	$230,704	$(10,545)	$627,850	$(13,352)

December 31, 2011
Debt securities:
U.S. Treasury bonds	$—	$—	$—	$—	$—	$—
Municipal bonds	3,141	(34)	1,896	(41)	5,037	(75)
Foreign bonds	30,508	(206)	690	—	31,198	(206)
Governmental agency bonds	13,828	(1)	4,150	—	17,978	(1)
Governmental agency mortgage-backed securities	280,114	(793)	43,835	(132)	323,949	(925)
Non-agency mortgage-backed securities	—	—	26,500	(11,933)	26,500	(11,933)
Corporate debt securities	36,707	(695)	1,290	(30)	37,997	(725)

Total debt securities	364,298	(1,729)	78,361	(12,136)	442,659	(13,865)
Equity securities	131,768	(52,358)	—	—	131,768	(52,358)

Total	$496,066	$(54,087)	$78,361	$(12,136)	$574,427	$(66,223)

Substantially all securities in the Company’s non-agency mortgage-backed portfolio are senior tranches and all were investment grade at the time of purchase, however, all have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investor Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected. All amounts and ratings are as of June 30, 2012.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	Non-Investment Grade/ Not Rated
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$5,040	$3,835	100.0%
2006	5	13,918	10,706	100.0%
2005	1	3,636	2,921	100.0%
Alt-A single family residential:
2007	2	11,219	10,862	100.0%

	9	$33,813	$28,324	100.0%

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

As of June 30, 2012, none of the non-agency mortgage-backed securities were on negative credit watch by S&P or Moody’s.

The amortized cost and estimated fair value of debt securities at June 30, 2012, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$23,077	$20,630	$10,731	$134	$54,572
Estimated fair value	$23,205	$21,972	$11,086	$200	$56,463
Municipal bonds
Amortized cost	$1,303	$88,943	$133,356	$140,446	$364,048
Estimated fair value	$1,308	$91,944	$142,293	$145,980	$381,525
Foreign bonds
Amortized cost	$44,700	$152,491	$28,607	—	$225,798
Estimated fair value	$45,075	$154,121	$28,871	—	$228,067
Governmental agency bonds
Amortized cost	$2,448	$65,831	$67,450	$15,215	$150,944
Estimated fair value	$2,459	$66,257	$68,073	$15,466	$152,255
Corporate debt securities
Amortized cost	$10,986	$102,916	$152,387	$17,608	$283,897
Estimated fair value	$11,071	$105,857	$159,747	$18,913	$295,588

Total debt securities excluding mortgage-backed securities
Amortized cost	$82,514	$430,811	$392,531	$173,403	$1,079,259
Estimated fair value	$83,118	$440,151	$410,070	$180,559	$1,113,898

Total mortgage-backed securities
Amortized cost					$1,032,797
Estimated fair value					$1,033,423
Total debt securities
Amortized cost					$2,112,056
Estimated fair value					$2,147,321

Other-than-temporary impairment—debt securities

The Company determines if a non-agency mortgage-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed securities in its portfolio that are in an unrealized loss position. The methodology and key assumptions used in estimating the present value of cash flows expected to be collected are described below. For the securities that were determined not to be other-than-temporarily impaired at June 30, 2012, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of June 30, 2012, the Company does not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

The table below summarizes the primary assumptions used at June 30, 2012 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	7.1%	5.6% - 8.3%
Default rates	7.0%	1.7% - 12.0%
Loss severity	28.0%	5.4% - 43.3%

As a result of the Company’s security-level review, it recognized other-than-temporary impairments considered to be credit related on its non-agency mortgage-backed securities of $1.0 million and $3.6 million in earnings for the three and six months ended June 30, 2012, respectively. It is possible that the Company could recognize additional other-than-temporary impairment losses on some securities it owns at June 30, 2012 if future events or information cause it to determine that a decline in value is other-than-temporary.

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the three and six months ended June 30, 2012 and 2011.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Credit loss on debt securities held at beginning of period	$36,778	$25,405	$34,176	$25,108
Addition to credit loss for which an other-than-temporary impairment was previously recognized	962	977	3,564	1,274

Credit loss on debt securities held as of June 30	$37,740	$26,382	$37,740	$26,382

Other-than-temporary impairment—equity securities

When a decline in the fair value of an equity security, including common and preferred stock, is considered to be other-than-temporary, such equity security is written down to its fair value. When assessing if a decline in value is other-than-temporary, the factors considered include the length of time and extent to which fair value has been below cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security, the seniority of the securities, issuer-specific news and other developments, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes (including the outlook for industry sectors, which includes government policy initiatives) and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as the evidence, if any, that exists to support that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company did not record any other-than-temporary impairments related to its equity securities for the three or six months ended June 30, 2012 or 2011.

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

Debt Securities

The fair value of debt securities was based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established independent broker-dealers. The independent pricing service monitors market indicators, industry and economic events, and for broker-quoted only securities, obtains quotes from market makers or broker-dealers that it recognizes to be market participants. The pricing service utilizes the market approach in determining the fair value of the debt securities held by the Company. Additionally, the Company obtains an understanding of the valuation models and assumptions utilized by the service and has controls in place to determine that the values provided represent fair value. The Company’s validation procedures include comparing prices received from the pricing service to quotes received from other third party sources for securities with market prices that are readily verifiable. If the price comparison by individual security results in differences over a predefined threshold, the Company will assess the reasonableness of the changes relative to prior periods given the prevailing market conditions and assess changes in the issuers’ credit worthiness, performance of any underlying collateral and prices of the instrument relative to similar issuances. To date, the Company has not made any material adjustments to the fair value measurements provided by the pricing service.

Typical inputs and assumptions to pricing models used to value the Company’s U.S. Treasury bonds, governmental agency bonds, governmental agency mortgage-backed securities, municipal bonds, foreign bonds and corporate debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes and prepayment speeds. The fair value of non-agency mortgage-backed securities was obtained from the independent pricing service referenced above and subject to the Company’s validation procedures discussed above. However, due to the fact that these securities were not actively traded, there were fewer observable inputs available requiring the pricing service to use more judgment in determining the fair value of the securities, therefore the Company classified non-agency mortgage-backed securities as Level 3.

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

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value as of June 30, 2012	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$56,463	$—	$56,463	$—
Municipal bonds	381,525	—	381,525	—
Foreign bonds	228,067	—	228,067	—
Governmental agency bonds	152,255	—	152,255	—
Governmental agency mortgage-backed securities	1,005,099	—	1,005,099	—
Non-agency mortgage-backed securities	28,324	—	—	28,324
Corporate debt securities	295,588	—	295,588	—

	2,147,321	—	2,118,997	28,324

Equity securities:
Preferred stocks	7,452	7,452	—	—
Common stocks	244,374	244,374	—	—

	251,826	251,826	—	—

	$2,399,147	$251,826	$2,118,997	$28,324

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

The Company did not have any transfers in and out of Level 1 and Level 2 measurements during the three and six months ended June 30, 2012 and 2011. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Fair value at beginning of period	$30,937	$46,370	$30,634	$47,534
Total gains/(losses) (realized and unrealized):
Included in earnings:
Realized losses	—	(1)	—	(1)
Net other-than-temporary impairment losses recognized in earnings	(962)	(977)	(3,564)	(1,274)
Included in other comprehensive loss	1,128	1,207	5,967	3,792
Settlements	(2,779)	(2,662)	(4,713)	(6,114)
Sales	—	(22)	—	(22)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Fair value as of June 30	$28,324	$43,915	$28,324	$43,915

Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$(962)	$(977)	$(3,564)	$(1,274)

The Company did not purchase any non-agency mortgage-backed securities during the three and six months ended June 30, 2012 and 2011.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Note 4 – Financing Receivables

Financing receivables are summarized as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Loans receivable, net:
Real estate–mortgage
Multi-family residential	$9,113	$12,028
Commercial	113,739	130,724
Other	1,302	1,403

	124,154	144,155
Allowance for loan losses	(3,893)	(4,171)
Participations sold	(840)	(861)
Deferred loan fees, net	13	68

Loans receivable, net	119,434	139,191

Other long-term investments:
Notes receivable–secured	13,874	14,776
Notes receivable–unsecured	2,888	4,207
Loss reserve	(2,297)	(3,402)

Notes receivable, net	14,465	15,581

Total financing receivables, net	$133,899	$154,772

Aging analysis of loans and notes receivable at June 30, 2012, is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Nonaccrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$9,113	$9,113	$—	$—	$—	$—
Commercial	113,739	110,943	474	166	—	2,156
Other	1,302	1,302	—	—	—	—

	$124,154	$121,358	$474	$166	$—	$2,156

Notes Receivable:
Secured	$13,874	$5,973	$—	$—	$—	$7,901
Unsecured	2,888	904	—	—	—	1,984

	$16,762	$6,877	$—	$—	$—	$9,885

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

The Company performs an analysis of its allowance for loan losses on a quarterly basis. In determining the allowance, the Company considers various factors, such as changes in the nature and volume of the portfolio, changes in the trend of the volume and severity of past due and classified loans, changes to the concentration of credit, as well as changes in legal and regulatory requirements. The allowance for loan losses is maintained at a level that is considered appropriate by the Company to provide for known risks in its portfolio.

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

Note 5 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill by operating segment, for the six months ended June 30, 2012, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2011	$771,655	$46,765	$818,420
Acquisitions	12,638	—	12,638
Other net adjustments	49	—	49

Balance as of June 30, 2012	$784,342	$46,765	$831,107

The Company’s four reporting units for purposes of testing impairment are title insurance, home warranty, property and casualty insurance and trust and other services. There is no accumulated impairment for goodwill as the Company has never recognized any impairment for its reporting units.

In accordance with accounting guidance and consistent with prior years, the Company’s policy is to perform an annual goodwill impairment test for each reporting unit in the fourth quarter. An impairment analysis has not been performed during the six months ended June 30, 2012 as no triggering events requiring such an analysis occurred.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	June 30, 2012	December 31, 2011
Finite-lived intangible assets:
Customer lists	$69,801	$69,763
Covenants not to compete	26,131	29,441
Trademarks	10,053	9,551
Patents	2,840	2,840

	108,825	111,595
Accumulated amortization	(71,895)	(69,397)

	36,930	42,198
Indefinite-lived intangible assets:
Licenses	17,834	17,796

	$54,764	$59,994

Amortization expense for finite-lived intangible assets was $2.9 million and $5.8 million for the three and six months ended June 30, 2012, respectively, and $3.4 million and $7.0 million for the three and six months ended June 30, 2011, respectively.

Estimated amortization expense for finite-lived intangible assets anticipated for the next five years is as follows:

Year	(in thousands)
Remainder of 2012	$5,779
2013	$10,834
2014	$6,456
2015	$3,369
2016	$2,536
2017	$1,116

Note 7 – Loss Reserves

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims (“IBNR”) and non-title claims is as follows:

(in thousands, except percentages)	June 30, 2012		December 31, 2011
Known title claims	$135,252	13.8%	$162,019	15.9%
IBNR	801,150	82.3%	816,603	80.5%

Total title claims	936,402	96.1%	978,622	96.4%
Non-title claims	37,624	3.9%	36,054	3.6%

Total loss reserves	$974,026	100.0%	$1,014,676	100.0%

The provision for title insurance losses was $54.8 million, or 6.6% of title premiums and escrow fees, and $107.0 million, or 6.9% of title premiums and escrow fees, for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, the provision for title insurance losses was $40.3 million, or 5.9% of title premiums and escrow fees, and $136.6 million, or 9.9% of title premiums and escrow fees, respectively. The current quarter rate of 6.6% reflected an ultimate loss rate of 5.9% for the current policy year and a net increase in the loss reserve estimates for prior policy years. The current six month period included approximately $4.6 million of net unfavorable development related to the Company’s guaranteed valuation product offered in Canada. There is substantial uncertainty as to the ultimate loss emergence for this product due to the following factors, among others, (i) claims associated with this product are generally made only after a foreclosure on the related property and foreclosure rates in Canada are difficult to predict and (ii) limited historical loss data exists as a result of the relatively recent introduction of this product in 2003. While the Company believes its claims reserve attributable to this product is adequate, because of this uncertainty, the potential for adverse loss development relative to this product is significantly higher than for title insurance. The three month period ended June 30, 2011 rate of 5.9% reflected an

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

ultimate loss rate of 6.0% for the 2011 policy year. The six month period ended June 30, 2011 rate of 9.9% reflected a $45.3 million reserve strengthening adjustment recorded in the first quarter of 2011 related to the guaranteed valuation product offered in Canada.

Note 8 – Notes and Contracts Payable

On April 17, 2012, the Company entered into a senior secured credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $600.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments will terminate on April 17, 2016.

The agreement replaced the Company’s $400.0 million senior secured credit agreement that had been in place since April 2010, which was terminated immediately prior to entry into the new agreement. In connection with the closing, the Company paid off the $200.0 million outstanding balance under the prior agreement and borrowed $200.0 million under the new agreement. Proceeds under the credit agreement may be used for general corporate purposes. At June 30, 2012, the interest rate associated with the $200.0 million borrowed under the facility was 2.24%.

The Company’s obligations under the credit agreement are guaranteed by the following Company subsidiaries: First American Data Co., LLC, First American Data Tree LLC, Data Trace Information Services LLC and Smart Title Solutions LLC (collectively with any future guarantors under the facility, the “Guarantors”).

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans and the Collateral Agent may exercise remedies under the collateral documents. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. At June 30, 2012, the Company was in compliance with the covenants under the credit agreement.

Note 9 – Income Taxes

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 34.5% and 36.1% for the three and six months ended June 30, 2012, respectively, and 34.7% and 34.4% for the three and six months ended June 30, 2011, respectively. The differences between the U.S. federal statutory rate of 35% and the effective rates were primarily attributable to losses in foreign jurisdictions for which no tax benefit was provided, the impact of state taxes, and the release of valuation allowances against certain of the Company’s deferred tax assets.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

In connection with the Separation, the Company and TFAC entered into a Tax Sharing Agreement, dated June 1, 2010 (the “Tax Sharing Agreement”), which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At June 30, 2012 and December 31, 2011, the Company had a payable to CoreLogic of $2.5 million related to these matters which is included in due to CoreLogic, net on the Company’s condensed consolidated balance sheets.

At June 30, 2012 and December 31, 2011, the Company had a net payable to CoreLogic of $40.7 million and $35.4 million, respectively, related to tax matters prior to the Separation. This amount is included in the Company’s condensed consolidated balance sheet in due to CoreLogic, net.

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

During the quarter ended March 31, 2012, the Company released a valuation allowance of $5.3 million previously recorded against certain of its deferred tax assets. Specifically, management determined that it is more likely than not that all of its tax capital loss items will be realized prior to expiration as the result of favorable market value activity in its equity securities portfolio during the current quarter. Application of the accounting guidance related to intraperiod tax allocations resulted in the valuation allowance being credited to other comprehensive income and tax expense, in the amounts of $1.7 million and $3.6 million, respectively, through June 30, 2012.

The Company continues to monitor the realizability of recognized losses, impairment losses, and unrecognized losses, for which there is no associated valuation allowance, recorded through June 30, 2012. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations, among other factors.

As of June 30, 2012 and December 31, 2011, the liability for income taxes associated with uncertain tax positions was $51.1 million and $17.3 million, respectively. The increase in the liability as of June 30, 2012 was primarily attributable to the Company’s claim for a timing adjustment in a prior-year tax return. The liabilities could be reduced by $35.9 million and $2.9 million, respectively, of offsetting tax benefits associated with the correlative effects of potential adjustments including timing adjustments and state income taxes. The net amounts of $15.2 million and $14.4 million, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of June 30, 2012 and December 31, 2011, the Company had accrued $3.9 million and $3.6 million, respectively, of interest and penalties (net of tax benefits) related to uncertain tax positions.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits or the expiration of federal and state statute of limitations for the assessment of taxes. Based on the status of its current tax audits, the Company estimates that there will be no increase or decrease in unrecognized tax benefits within the next 12 months.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Note 10 – Earnings Per Share

The following table presents the calculation of basic and diluted net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Numerator
Net income attributable to the Company	$73,001	$32,341	$104,294	$17,006
Less: dividends and undistributed earnings allocated to unvested restricted stock units	184	51	272	37

Net income allocated to common stockholders	$72,817	$32,290	$104,022	$16,969

Denominator
Basic weighted-average shares	106,230	105,222	105,926	104,953
Effect of dilutive employee stock options and restricted stock units	1,715	1,616	1,755	1,849

Diluted weighted-average shares	107,945	106,838	107,681	106,802

Net income per share attributable to the Company’s stockholders
Basic	$0.69	$0.31	$0.98	$0.16

Diluted	$0.68	$0.30	$0.97	$0.16

Restricted stock units (“RSUs”) granted by the Company generally have graded vesting, include a service condition and receive dividend equivalents. Certain unvested RSUs contain nonforfeitable rights to dividends as they are eligible to participate in undistributed earnings without meeting service condition requirements. These awards are considered participating securities under the guidance which requires the use of the two-class method when computing basic and diluted earnings per share. The two-class method reduces earnings allocated to common stockholders by dividends and undistributed earnings allocated to participating securities.

For the three and six months ended June 30, 2012, 0.7 million and 0.8 million, respectively, of stock options and RSUs were excluded from the weighted-average diluted shares outstanding due to their antidilutive effect. For the three and six months ended June 30, 2011, 1.4 million and 1.0 million, respectively, of stock options and RSUs were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 11 – Employee Benefit Plans

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans during the three and six months ended June 30, 2012 and 2011 includes the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Expense:
Service cost	$428	$556	$856	$1,113
Interest cost	7,434	7,491	14,868	15,069
Expected return on plan assets	(3,787)	(3,849)	(7,574)	(7,694)
Amortization of prior service credit	(1,096)	(1,096)	(2,192)	(2,192)
Amortization of net loss	6,825	6,952	13,650	13,466

	$9,804	$10,054	$19,608	$19,762

The Company contributed $17.4 million to the defined benefit pension and supplemental benefit plans during the six months ended June 30, 2012, and expects to contribute an additional $16.8 million during the remainder of 2012. These contributions include both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Note 12 – Fair Value of Financial Instruments

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

Accounts payable and accrued liabilities

The carrying amount for accounts payable and accrued liabilities is a reasonable estimate of fair value due to the short-term maturity of these liabilities. The Company does not include the carrying amounts and fair values of pension costs and other retirement plans as the guidance excludes them from disclosure.

Due to CoreLogic, net

The carrying amount for due to CoreLogic, net is a reasonable estimate of fair value due to the short-term maturity of this liability.

Notes and contracts payable

The fair values of notes and contracts payable were estimated based on the current rates offered to the Company for debt with similar remaining maturities.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2012 and December 31, 2011 are presented in the following table:

	June 30, 2012		December 31, 2011
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$796,163	$796,163	$418,299	$418,299
Accounts and accrued income receivable, net	$264,982	$264,982	$227,847	$227,847
Loans receivable, net	$119,434	$126,309	$139,191	$144,868
Investments:
Deposits with savings and loan associations and banks	$65,061	$65,061	$56,201	$56,201
Debt securities	$2,147,321	$2,147,321	$2,201,911	$2,201,911
Equity securities	$251,826	$251,826	$184,000	$184,000
Notes receivable, net	$14,465	$12,776	$15,581	$14,534
Financial Liabilities:
Deposits	$1,386,442	$1,387,060	$1,093,236	$1,093,771
Accounts payable and accrued liabilities	$311,469	$311,469	$303,478	$303,478
Due to CoreLogic, net	$41,102	$41,102	$35,951	$35,951
Notes and contracts payable	$273,630	$277,004	$299,975	$304,806

The following table presents the fair value of the Company’s financial instruments as of June 30, 2012 and December 31, 2011, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Fair Value as of June 30, 2012	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$796,163	$796,163	$—	$—
Accounts and accrued income receivable, net	$264,982	$264,982	$—	$—
Loans receivable, net	$126,309	$—	$—	$126,309
Investments:
Deposits with savings and loan associations and banks	$65,061	$65,061	$—	$—
Debt securities	$2,147,321	$—	$2,118,997	$28,324
Equity securities	$251,826	$251,826	$—	$—
Notes receivable, net	$12,776	$—	$—	$12,776
Financial Liabilities:
Deposits	$1,387,060	$1,347,286	$39,774	$—
Accounts payable and accrued liabilities	$311,469	$311,469	$—	$—
Due to CoreLogic, net	$41,102	$41,102	$—	$—
Notes and contracts payable	$277,004	$—	$265,517	$11,487

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

Note 13 – Share-Based Compensation Plans

The following table presents the share-based compensation expense associated with the Company’s share-based compensation plans for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Restricted stock units	$2,741	$3,912	$8,627	$8,615
Stock options	—	—	—	9
Employee stock purchase plan	191	192	453	422

	$2,932	$4,104	$9,080	$9,046

The following table summarizes RSU activity for the six months ended June 30, 2012:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2011	3,141	$12.83
Granted during 2012	697	$15.43
Vested during 2012	(869)	$14.77
Forfeited during 2012	(62)	$9.33

RSUs unvested at June 30, 2012	2,907	$12.95

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

The following table summarizes stock option activity for the six months ended June 30, 2012:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2011	2,636	$14.89
Exercised during 2012	(194)	$9.78
Forfeited during 2012	(23)	$19.96

Balance at June 30, 2012	2,419	$15.25	2.2	$6,507

Vested at June 30, 2012	2,419	$15.25	2.2	$6,507

Exercisable at June 30, 2012	2,419	$15.25	2.2	$6,507

All stock options issued under the Company’s plans are vested and no share-based compensation expense related to such stock options remains to be recognized.

Note 14 – Stockholders’ Equity

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2012. As of June 30, 2012, the Company had repurchased and retired 203,900 shares of its common stock for a total purchase price of $2.5 million.

Note 15 – Other Comprehensive Income (Loss)

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Components of other comprehensive income (loss) for the three months ended June 30, 2012 are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at March 31, 2012	$9,868	$10,658	$(167,580)	$(147,054)
Pretax change	14,112	(6,531)	2,098	9,679
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	1,128	—	—	1,128
Tax effect	(8,868)	—	(840)	(9,708)

Balance at June 30, 2012	$16,240	$4,127	$(166,322)	$(145,955)

Allocated to the Company	$16,232	$4,127	$(166,322)	$(145,963)
Allocated to noncontrolling interests	8	—	—	8

Balance at June 30, 2012	$16,240	$4,127	$(166,322)	$(145,955)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Components of other comprehensive income (loss) for the six months ended June 30, 2012 are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2011	$(13,409)	$4,793	$(168,837)	$(177,453)
Pretax change	40,641	(666)	4,194	44,169
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	5,967	—	—	5,967
Tax effect	(16,959)	—	(1,679)	(18,638)

Balance at June 30, 2012	$16,240	$4,127	$(166,322)	$(145,955)

Allocated to the Company	$16,232	$4,127	$(166,322)	$(145,963)
Allocated to noncontrolling interests	8	—	—	8

Balance at June 30, 2012	$16,240	$4,127	$(166,322)	$(145,955)

Note 16 – Litigation and Regulatory Contingencies

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

For a substantial majority of these lawsuits, however, it is not possible to assess the probability of loss. Most of these lawsuits are putative class actions which require a plaintiff to satisfy a number of procedural requirements before proceeding to trial. These requirements include, among others, demonstration to a court that the law proscribes in some manner the Company’s activities, the making of factual allegations sufficient to suggest that the Company’s activities exceeded the limits of the law and a determination by the court—known as class certification—that the law permits a group of individuals to pursue the case together as a class. In certain instances the Company may also be able to compel the plaintiff to arbitrate its claim on an individual basis. If these procedural requirements are not met, either the lawsuit cannot proceed or, as is the case with class certification or compelled arbitration, the plaintiffs lose the financial incentive to proceed with the case (or the amount at issue effectively becomes de minimus). Frequently, a court’s determination as to these procedural requirements is subject to appeal to a higher court. As a result of, among other factors, ambiguities and inconsistencies in the myriad laws applicable to the Company’s business and the uniqueness of the factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss until a court has finally determined that a plaintiff has satisfied applicable procedural requirements.

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

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses. These lawsuits include, among others, cases alleging, among other assertions, that the Company, one of its subsidiaries and/or one of its agents:

•	charged an improper rate for title insurance in a refinance transaction, including

•	Boucher v. First American Title Insurance Company, filed on May 16, 2007 and pending in the United States District Court for the Western District of Washington,

•	Hamilton v. First American Title Insurance Company, filed on August 22, 2007 and pending in the United States District Court for the Northern District of Texas,

•	Hamilton v. First American Title Insurance Company, et al., filed on August 25, 2008 and pending in the Superior Court of the State of North Carolina, Wake County,

•	Haskins v. First American Title Insurance Company, filed on September 29, 2010 and pending in the United States District Court of New Jersey,

•	Lang v. First American Title Insurance Company of New York, filed on March 9, 2012 and pending in the United States District Court of New York,

•	Levine v. First American Title Insurance Company, filed on February 26, 2009 and pending in the United States District Court of Pennsylvania,

•	Lewis v. First American Title Insurance Company, filed on November 28, 2006 and pending in the United States District Court for the District of Idaho,

•	Loef v. First American Title Insurance Company, filed on August 16, 2008 and pending in the United States District Court of Maine,

•	Mitchell-Tracey v. First American Title Insurance Company, et al., filed on April 30, 2012 and pending in the United States District Court for the Northern District of Maryland,

•	Raffone v. First American Title Insurance Company, filed on February 14, 2004 and pending in the Circuit Court, Nassau County, Florida, and

•	Slapikas v. First American Title Insurance Company, filed on December 19, 2005 and pending in the United States District Court for the Western District of Pennsylvania.

All of these lawsuits are putative class actions. A court has only granted class certification in Loef, Hamilton (North Carolina), Lewis, Raffone and Slapikas. An appeal to a higher court is pending with respect to the granting of class certification in Hamilton (North Carolina). For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the financial statements as a whole.

•

purchased minority interests in title insurance agents as an inducement to refer title insurance underwriting business to the Company or gave items of value to title insurance agents and others for referrals of business, in each case in violation of the Real Estate Settlement Procedures Act, including

•	Edwards v. First American Financial Corporation, filed on June 12, 2007 and pending in the United States District Court for the Central District of California,

•	Galiano v. First American Title Insurance Company, et al., filed on February 8, 2008 and pending in the United States District Court for the Eastern District of New York, and

•	Mlynar v. First American Title Insurance Company et al., filed on July 3, 2012 and pending in the United States District Court for the Northern District of California.

Galiano and Mlynar are putative class actions for which a class has not been certified. In Edwards a narrow class has been certified, however a motion to decertify that class and to compel arbitration is pending. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss.

•	conspired with its competitors to fix prices or otherwise engaged in anticompetitive behavior, including

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

•	Holt v. First American Title Insurance Company, et al., filed on March 11, 2008 and pending in the United States District Court for the Eastern District of Pennsylvania,

•	Katz v. First American Title Insurance Company, et al., filed on March 18, 2008 and pending in the United States District Court for the Northern District of Ohio,

•	McCray v. First American Title Insurance Company, et al., filed on October 15, 2008 and pending in the United States District Court of Delaware, and

•	Swick v. First American Title Insurance Company, et al., filed on March 19, 2008, and pending in the United States District Court of New Jersey.

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

Katin is a putative class action for which a class has not been certified. The class originally certified in Gale was subsequently decertified. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

•	failed to pay required compensation and provide required rest periods, including

•	Bartko v. First American Title Insurance Company, filed on November 8, 2011, and pending in the Superior Court of the State of California, Los Angeles.

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

The Company also is a party to non-ordinary course lawsuits other than those described above. With respect to these lawsuits, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, is not material to the financial statements as a whole.

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

Note 17 – Segment Information

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

During the first quarter of 2012, the Company changed the allocation of certain expenses within its reportable segments and corporate division to reflect the performance of the Company’s reportable segments as reported to the chief operating decision maker. The expenses that were impacted as a result of the change in allocation include shared services expenses, benefit plan expense and interest expense. Prior period segment data has been reclassified to conform to the current presentation. For the three and six months ended June 30, 2011, income before income taxes for the Company’s reportable segments were impacted as follows: increases of $3.9 million and $6.7 million, respectively, to the title insurance and services segment, increases of $0.2 million and $0.4 million, respectively, to the specialty insurance segment, and decreases of $4.1 million and $7.1 million, respectively, to the corporate division.

Selected financial information by reporting segment is as follows:

For the three months ended June 30, 2012:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,011,972	$118,445	$16,669	$17,062
Specialty Insurance	79,588	13,286	1,116	593
Corporate	(848)	(19,441)	671	—
Eliminations	(879)	—	—	—

	$1,089,833	$112,290	$18,456	$17,655

For the three months ended June 30, 2011:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$857,848	$60,751	$16,955	$15,362
Specialty Insurance	71,646	10,415	1,077	390
Corporate	(1,068)	(21,951)	835	5
Eliminations	(1,083)	—	—	—

	$927,343	$49,215	$18,867	$15,757

For the six months ended June 30, 2012:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,903,193	$179,267	$33,002	$34,656
Specialty Insurance	153,786	26,109	2,172	1,171
Corporate	1,400	(41,536)	1,341	—
Eliminations	(1,783)	—	—	—

	$2,056,596	$163,840	$36,515	$35,827

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

For the six months ended June 30, 2011:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,719,771	$45,055	$34,126	$27,532
Specialty Insurance	140,477	22,829	2,093	801
Corporate	512	(42,503)	1,747	29
Eliminations	(1,717)	385	—	—

	$1,859,043	$25,766	$37,966	$28,362

Note 18 – Subsequent Events

On July 24, 2012, the Company sold 4.0 million shares of CoreLogic common stock for an aggregate cash price of $90.3 million and recorded a gain of $15.2 million that will be reflected in the Company’s condensed consolidated statement of income for the three months ended September 30, 2012.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those policies used in the preparation of First American Financial Corporation’s (the “Company’s”) financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the Company’s critical accounting policies since the filing of its Annual Report on Form 10-K for the year ended December 31, 2011.

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

Beginning at the end of September 2010, various lenders’ foreclosure processes came under the review and scrutiny of a number of regulators such as the state Attorneys General, the Federal Reserve and other agencies. Additionally, a number of court rulings have called into question some foreclosure practices and regulators have conducted and continue to conduct investigations into such practices. Many of the country’s largest lenders and other key parties also have entered into consent decrees and settlement agreements which require them, among other things, to alter their foreclosure processes. The ultimate effect of the court rulings, regulatory investigations, consent decrees, settlement agreements and related matters pertaining to foreclosure processing are currently unknown, and the Company may incur costs associated with its duty to defend its insureds’ title to foreclosed properties they have purchased. The Company also believes that, as a result of these matters, its revenues tied to foreclosures have declined. However, the Company believes that, as a result of the settlement of inquiries into these processes, foreclosure volumes may begin to increase, though any expected increase of foreclosure volume may be offset by foreclosure alternatives, such as short sales. As of the current date, these matters have not had a material adverse effect on the Company. Though the Company will continue to monitor foreclosure developments, at this time the Company does not believe these matters will have a material adverse effect on the Company in the future.

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

Residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 28.3% in the second quarter of 2012 when compared with the second quarter of 2011, according to the Mortgage Bankers Association’s July 16, 2012 Mortgage Finance Forecast (the “MBA Forecast”). According to the MBA Forecast, the dollar amount of purchase originations decreased 11.8% while refinance originations increased 52.8% in the second quarter of 2012 when compared with the second quarter of 2011.

A low interest rate environment typically has a favorable impact on many of the Company’s businesses, however in recent years mortgage credit has been generally tight, which together with the uncertainty in general economic conditions, has impacted the demand for most of the Company’s products and services. During the second quarter of 2012, primarily due to the historically low interest rate environment and the gradual improvement in both the general economy and availability of mortgage credit, the Company observed a sizable increase in mortgage activity, as evidenced by an increase in title orders opened. The Company’s direct title operations opened 411,200 title orders during the three months ended June 30, 2012, an increase of 36.0% when compared with 302,400 title orders opened during the same period of the prior year. The increase in title orders opened was driven primarily by a significant increase in refinance activity and a modest increase in resale transactions. While market conditions and order volumes demonstrated improvement during the second quarter of 2012, the Company continues to maintain a tight control on expenses.

During the first quarter of 2012, the Company changed the allocation of certain expenses within its reportable segments and corporate division to reflect the performance of the Company’s reportable segments as reported to the chief operating decision maker. The expenses that were impacted as a result of the change in allocation include shared services expenses, benefit plan expense and interest expense. Prior period segment data has been reclassified to conform to the current presentation. For the three and six months ended June 30, 2011, income before income taxes for the Company’s reportable segments were impacted as follows: increases of $3.9 million and $6.7 million, respectively, to the title insurance and services segment, increases of $0.2 million and $0.4 million, respectively, to the specialty insurance segment, and decreases of $4.1 million and $7.1 million, respectively, to the corporate division.

Title Insurance and Services

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenues
Direct premiums and escrow fees	$424,146	$333,920	$90,226	27.0%	$767,785	$629,351	$138,434	22.0%
Agent premiums	400,361	348,441	51,920	14.9	777,347	748,362	28,985	3.9
Information and other	167,411	157,293	10,118	6.4	322,700	307,720	14,980	4.9
Investment income	18,190	20,026	(1,836)	(9.2)	35,511	37,593	(2,082)	(5.5)
Net realized investment gains (losses)	2,826	(855)	3,681	N/M [1]	3,414	(1,981)	5,395	272.3
Net other-than-temporary impairment losses recognized in earnings	(962)	(977)	15	1.5	(3,564)	(1,274)	(2,290)	(179.7)

	1,011,972	857,848	154,124	18.0	1,903,193	1,719,771	183,422	10.7

Expenses
Personnel costs	299,348	269,740	29,608	11.0	576,925	528,807	48,118	9.1
Premiums retained by agents	321,348	279,812	41,536	14.8	623,512	599,799	23,713	4.0
Other operating expenses	189,759	181,783	7,976	4.4	361,510	357,295	4,215	1.2
Provision for policy losses and other claims	54,820	40,267	14,553	36.1	107,000	136,642	(29,642)	(21.7)
Depreciation and amortization	16,669	16,955	(286)	(1.7)	33,002	34,126	(1,124)	(3.3)
Premium taxes	10,922	8,707	2,215	25.4	20,655	16,747	3,908	23.3
Interest	661	(167)	828	N/M [1]	1,322	1,300	22	1.7

	893,527	797,097	96,430	12.1	1,723,926	1,674,716	49,210	2.9

Income before income taxes	$118,445	$60,751	$57,694	95.0%	$179,267	$45,055	$134,212	297.9%

Margins	11.7%	7.1%	4.6%	64.8%	9.4%	2.6%	6.8%	261.5%

(1)	Not meaningful

Direct premiums and escrow fees were $424.1 million and $767.8 million for the three and six months ended June 30, 2012, respectively, increases of $90.2 million, or 27.0%, and $138.4 million, or 22.0%, when compared with the respective periods of the prior year. These increases were due to an increase in the number of title orders closed by the Company’s direct operations, which reflected the increase in mortgage originations, partially offset by a decrease in average revenues per order closed. The decreases in average revenues per order closed in the three and six months ended 2012 when compared to the respective periods of the prior year, were primarily attributable to an increase in the mix of direct revenues generated from lower premium refinance transactions. The Company’s direct title operations closed 289,300 and 550,600 title orders during the three and six months ended June 30, 2012, respectively, increases of 34.2% and 24.8% when compared with the respective periods of the prior year. The average revenues per order closed were $1,466 and $1,394 for the three and six months ended June 30, 2012, respectively, decreases of 5.4% and 2.2% when compared with the respective periods of the prior year.

Agent premiums were $400.4 million and $777.3 million for the three and six months ended June 30, 2012, respectively, increases of $51.9 million, or 14.9%, and $29.0 million, or 3.9%, when compared with the respective periods of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, second quarter agent premiums primarily reflect first quarter mortgage origination activity. The increase in agent premiums quarter over quarter was consistent with the 16.3% increase in the Company’s direct premiums and escrow fees in the first quarter of 2012 as compared with the first quarter of 2011. The Company continuously analyzes the terms and profitability of its title agency relationships and, where it deems it necessary, amends agent agreements to the extent possible.

Information and other revenues, which primarily consist of revenues generated from fees associated with title search and related reports, title and other real property records and images, and other non-insured settlement services, were $167.4 million and $322.7 million for the three and six months ended June 30, 2012, respectively, increases of $10.1 million, or 6.4%, and $15.0 million, or 4.9%, when compared with the respective periods of the prior year. These increases were primarily attributable to higher demand for the Company’s data and information products driven primarily by increases in mortgage origination activity and loss mitigation activity.

Net realized investment gains totaled $2.8 million and $3.4 million for the three and six months ended June 30, 2012, respectively, while net realized investment losses totaled $0.9 million and $2.0 million for the respective periods of the prior year. These totals primarily reflected the net realized gains from the sales of investment securities, partially offset in 2012 and fully offset in 2011 by impairments recorded on certain non-marketable investments and notes receivable.

Net other-than-temporary impairment losses for the title insurance and services segment totaled $1.0 million and $3.6 million for the three and six months ended June 30, 2012, respectively, compared to $1.0 million and $1.3 million in the respective periods of the prior year. The other-than-temporary impairment losses recognized in the three and six months ended June 30, 2012 and 2011 related to the Company’s non-agency mortgage-backed securities portfolio.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two competing factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $299.3 million and $576.9 million for the three and six months ended June 30, 2012, respectively, increases of $29.6 million, or 11.0%, and $48.1 million, or 9.1%, when compared with the respective periods of the prior year. The increases were primarily due to higher incentive compensation expenses driven by improved revenues, profits and volumes when compared to the respective periods of the prior year, partially offset by a reduction in severance expense related to the expense reduction program that the Company completed in the prior year.

Agents retained $321.3 million and $623.5 million of title premiums generated by agency operations for the three and six months ended June 30, 2012, respectively, which compares with $279.8 million and $599.8 million for the respective periods of the prior year. The percentage of title premiums retained by agents was 80.3% and 80.2% for the three and six months ended June 30, 2012, respectively, and 80.3% and 80.1% for the respective periods of the prior year.

Other operating expenses for the title insurance and services segment were $189.8 million and $361.5 million for the three and six months ended June 30, 2012, respectively, increases of $8.0 million, or 4.4%, and $4.2 million, or 1.2%, when compared with the respective periods of the prior year. These increases were primarily due to increased production expenses and temporary labor driven by increased volume, partially offset by a decline in legal expenses.

The provision for policy losses and other claims was $54.8 million and $107.0 million, or 6.6% and 6.9% of title premiums and escrow fees, for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, the provision for policy losses and other claims was $40.3 million and $136.6 million, or 5.9% and 9.9% of title premiums and escrow fees, respectively. The current quarter rate of 6.6% reflected an ultimate loss rate of 5.9% for the current policy year and a net increase in the loss reserve estimates for prior policy years. The current six month period included approximately $4.6 million of net unfavorable development related to the Company’s guaranteed valuation product offered in Canada. There is substantial uncertainty as to the ultimate loss emergence for this product due to the following factors, among others, (i) claims associated with this product are generally made only after a foreclosure on the related property and foreclosure rates in Canada are difficult to predict and (ii) limited historical loss data exists as a result of the relatively recent introduction of this product in 2003. While the Company believes its claims reserve attributable to this product is adequate, because of this uncertainty, the potential for adverse loss development relative to this product is significantly higher than for title insurance. The three month period ended June 30, 2011 rate of 5.9% reflected an ultimate loss rate of 6.0% for the 2011 policy year. The six month period ended June 30, 2011 rate of 9.9% reflected a $45.3 million reserve strengthening adjustment recorded in the first quarter of 2011 related to the guaranteed valuation product offered in Canada.

Premium taxes were $10.9 million and $20.7 million for the three and six months ended June 30, 2012, respectively, compared to $8.7 million and $16.7 million for the respective periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.3% for the three and six months ended June 30, 2012, compared to 1.3% and 1.2% in the respective periods of the prior year.

In general, the title insurance business is a lower profit margin business when compared to the Company’s specialty insurance segment. The lower profit margins reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinance transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margins for the three and six months ended June 30, 2012 were 11.7% and 9.4%, respectively, compared with 7.1% and 2.6% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenues
Direct premiums	$73,142	$68,058	$5,084	7.5%	$143,289	$133,721	$9,568	7.2%
Information and other	418	416	2	0.5	893	745	148	19.9
Investment income	2,231	2,567	(336)	(13.1)	4,696	5,075	(379)	(7.5)
Net realized investment gains	3,797	605	3,192	N/M [1]	4,908	936	3,972	N/M [1]

	79,588	71,646	7,942	11.1	153,786	140,477	13,309	9.5

Expenses
Personnel costs	13,717	12,490	1,227	9.8	27,380	24,141	3,239	13.4
Other operating expenses	9,594	9,488	106	1.1	20,637	19,098	1,539	8.1
Provision for policy losses and other claims	40,569	36,970	3,599	9.7	75,067	70,107	4,960	7.1
Depreciation and amortization	1,116	1,077	39	3.6	2,172	2,093	79	3.8
Premium taxes	1,306	1,206	100	8.3	2,421	2,209	212	9.6

	66,302	61,231	5,071	8.3	127,677	117,648	10,029	8.5

Income before income taxes	$13,286	$10,415	$2,871	27.6%	$26,109	$22,829	$3,280	14.4%

Margins	16.7%	14.5%	2.2%	15.2%	17.0%	16.3%	0.7%	4.3%

(1)	Not meaningful

Direct premiums were $73.1 million and $143.3 million for the three and six months ended June 30, 2012, respectively, increases of $5.1 million, or 7.5%, and $9.6 million, or 7.2%, when compared with the respective periods of the prior year. The increases were due to an increase in premiums from both the home warranty and property and casualty divisions.

Net realized investment gains totaled $3.8 million and $4.9 million for the three and six months ended June 30, 2012, respectively, and $0.6 million and $0.9 million for the three and six months ended June 30, 2011, respectively. These totals reflected the net realized gains from the sales of investment securities.

Personnel costs and other operating expenses were $23.3 million and $48.0 million for the three and six months ended June 30, 2012, respectively, increases of $1.3 million, or 6.1%, and $4.8 million, or 11.1%, when compared with the respective periods of the prior year. These increases were primarily related to higher incentive compensation expense and increased amortization of deferred acquisition costs when compared with the same periods of the prior year. The FASB issued updated guidance related to deferred acquisition costs, which the Company implemented during the first quarter of 2012. The impact of implementing the new guidance was an increase to expense of approximately $0.7 million for the six months ended June 30, 2012.

For the home warranty business, the provision for home warranty claims expressed as a percentage of home warranty premiums was 59.6% and 53.9% for the three and six months ended June 30, 2012, respectively, compared with 57.5% and 52.2% for the respective periods of the prior year. These increases in rate were primarily due to a greater number of claims incidents. For the property and casualty business, the provision for property and casualty claims expressed as a percentage of property and casualty insurance premiums was 48.1% and 49.7% for the three and six months ended June 30, 2012, respectively, compared with 48.5% and 52.6% for the respective periods of the prior year. These decreases were primarily due to a mild winter leading to lower winter storm losses.

Premium taxes were $1.3 million and $2.4 million for the three and six months ended June 30, 2012, respectively, compared with $1.2 million and $2.2 million for the respective periods of the prior year. Premium taxes as a percentage of specialty insurance segment premiums were 1.8% and 1.7% for the three and six months ended June 30, 2012, respectively, compared with 1.8% and 1.6% for the respective periods of the prior year.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margins for the three and six months ended June 30, 2012 were 16.7% and 17.0%, respectively, up from 14.5% and 16.3% for the respective periods of the prior year.

Corporate

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenues
Investment (losses) income	$(848)	$585	$(1,433)	(245.0)%	$2,643	$2,302	$341	14.8%
Net realized investment losses	—	(1,653)	1,653	100.0	(1,243)	(1,790)	547	30.6

	(848)	(1,068)	220	20.6	1,400	512	888	173.4

Expenses
Personnel costs	8,978	11,221	(2,243)	(20.0)	23,017	23,805	(788)	(3.3)
Other operating expenses	6,296	5,508	788	14.3	12,656	10,774	1,882	17.5
Depreciation and amortization	671	835	(164)	(19.6)	1,341	1,747	(406)	(23.2)
Interest	2,648	3,319	(671)	(20.2)	5,922	6,689	(767)	(11.5)

	18,593	20,883	(2,290)	(11.0)	42,936	43,015	(79)	(0.2)

Loss before income taxes	$(19,441)	$(21,951)	$2,510	11.4%	$(41,536)	$(42,503)	$967	2.3%

Investment losses totaled $0.8 million and investment income totaled $2.6 million for the three and six months ended June 30, 2012, respectively, compared with investment income of $0.6 million and $2.3 million for the respective periods of the prior year. The investment income totals were primarily driven by earnings or losses on investments associated with the Company’s deferred compensation plan.

Net realized investment losses totaled $1.2 million for the six months ended June 30, 2012, which reflected the impairment of a non-marketable investment in the first quarter of 2012. No realized investment gains or losses were recorded for the three months ended June 30, 2012. Net realized investment losses totaled $1.7 million and $1.8 million for the three and six months ended June 30, 2011, respectively, which were primarily related to the impairment of a corporate fixed asset.

Corporate personnel costs and other operating expenses were $15.3 million and $35.7 million for the three and six months ended June 30, 2012, respectively, compared with $16.7 million and $34.6 million for the respective periods of the prior year. The decrease in the three months ended June 30, 2012 when compared to the same period of the prior year was primarily due to decreased costs associated with the Company’s deferred compensation plan, partially offset by increased expense allocated to the corporate division. The increase in the six months ended June 30, 2012 when compared to the same period of the prior year was primarily due to increased expense allocated to the corporate division, partially offset by reduced benefit plan expense.

Interest expense totaled $2.6 million and $5.9 million for the three and six months ended June 30, 2012, respectively, decreases of $0.7 million and $0.8 million when compared with the same periods of the prior year. The decreases in the current periods were primarily attributable to the refinancing of the Company’s credit facility to a lower interest rate in April 2012 coupled with the pay down of an intercompany note payable to the title insurance and services segment.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the condensed consolidated financial statements. The Company’s inter-segment eliminations were not material for the three and six months ended June 30, 2012 and 2011.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 34.5% and 36.1% for the three and six months ended June 30, 2012, respectively, compared with 34.7% and 34.4% for the respective periods of the prior year. The differences in the effective rates were primarily attributable to changes in the ratio of permanent tax differences to income before income taxes, the mix of taxable and non-taxable income for state tax purposes, losses in foreign jurisdictions for which no tax benefit was provided, and the release of valuation allowances against certain of the Company’s deferred tax assets.

The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings. The Company continues to monitor the realizability of recognized losses, impairment losses, and unrecognized losses, for which there is no associated valuation allowance, recorded through June 30, 2012. The Company believes it is more likely than not that the tax benefits associated with those losses will be realized. However, this determination is a judgment and could be impacted by further market fluctuations, among other factors.

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and six months ended June 30, 2012 was $73.5 million and $104.6 million, respectively, compared with $32.1 million and $16.9 million for the respective periods of the prior year. Net income attributable to the Company for the three and six months ended June 30, 2012 was $73.0 million, or $0.68 per diluted share, and $104.3 million, or $0.97 per diluted share, respectively, compared with $32.3 million, or $0.30 per diluted share, and $17.0 million, or $0.16 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities amounted to $104.3 million after claim payments, net of recoveries, of $227.2 million for the six months ended June 30, 2012, and cash used in operating activities amounted to $29.1 million after claim payments, net of recoveries, of $233.2 million for the respective period of the prior year. The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2012 were purchases of debt and equity securities, repayment of debt, business acquisitions, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the six months ended June 30, 2012 were proceeds from the sales and maturities of debt and equity securities, increases in the deposit balances at the Company’s banking operations and proceeds from the issuance of debt. The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2011 were additions to the investment portfolio, capital expenditures and dividends to common stockholders. The most significant sources of cash and cash equivalents for the six months ended June 30, 2011 were proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The net effect of all activities on total cash and cash equivalents was an increase of $377.9 million for the six months ended June 30, 2012, and a decrease of $128.1 million for the six months ended June 30, 2011.

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

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2012. As of June 30, 2012, the Company had repurchased and retired 203,900 shares of its common stock for a total purchase price of $2.5 million.

Holding Company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other potential factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of June 30, 2012, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries in 2012 is $210.2 million. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of June 30, 2012, the holding company’s sources of liquidity include $94.2 million of cash, 6.0 million shares of CoreLogic common stock with an estimated fair value of $109.7 million and $400.0 million available on the Company’s $600.0 million revolving credit facility. Management believes that its liquidity at the holding company is sufficient to satisfy its anticipated cash requirements and obligations for at least the next twelve months. On July 24, 2012, the holding company sold 4.0 million shares of its CoreLogic common stock for an aggregate cash price of $90.3 million.

Financing. On April 17, 2012, the Company entered into a senior secured credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $600.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments will terminate on April 17, 2016.

The agreement replaced the Company’s $400.0 million senior secured credit agreement that had been in place since April 2010, which was terminated immediately prior to entry into the new agreement. In connection with the closing, the Company paid off the $200.0 million outstanding balance under the prior agreement and borrowed $200.0 million under the new agreement. Proceeds under the credit agreement may be used for general corporate purposes. At June 30, 2012, the interest rate associated with the $200.0 million borrowed under the facility was 2.24%.

The Company’s obligations under the credit agreement are guaranteed by the following Company subsidiaries: First American Data Co., LLC, First American Data Tree LLC, Data Trace Information Services LLC and Smart Title Solutions LLC (collectively with any future guarantors under the facility, the “Guarantors”).

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans and the Collateral Agent may exercise remedies under the collateral documents. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. At June 30, 2012, the Company was in compliance with the covenants under the credit agreement.

In addition to amounts available under the credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements are used as short-term funding sources. During the six months ended June 30, 2012, the Company transferred securities totaling $20.3 million and received funds totaling $19.9 million under these agreements. As of June 30, 2012, no amounts remained outstanding under these agreements.

Notes and contracts payable as a percentage of total capitalization was 11.2% and 12.8% at June 30, 2012 and December 31, 2011, respectively.

Investment Portfolio. As of June 30, 2012, the Company’s debt and equity investment securities portfolio consisted of approximately 89% fixed income securities. As of that date, approximately 66% of the Company’s fixed income investments were held in securities that are United States government-backed or rated AAA, and approximately 98% of the fixed income portfolio was rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on S&P and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

The table below outlines the composition of the investment portfolio in an unrealized loss position by credit rating (percentages are based on the amortized cost basis of the investments) as of June 30, 2012. Credit ratings are based on S&P and Moody’s published ratings and are exclusive of insurance effects. If a security was rated differently by both rating agencies, the lower of the two ratings was selected:

June 30, 2012	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade/Not Rated
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	98.6%	0.0%	1.4%
Foreign bonds	95.3%	0.0%	4.7%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed securities	0.0%	0.0%	100.0%
Corporate debt securities	62.7%	37.3%	0.0%
Preferred stock	0.0%	100.0%	0.0%

	90.6%	2.4%	7.0%

In connection with the Separation, TFAC issued to the Company a number of shares of its common stock that resulted in the Company owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation. Due to the fact that a substantial proportion of the Company’s investment portfolio consists of the common stock of a single issuer, CoreLogic, the Company sold 4.0 million shares in April 2011 to reduce its unsystematic risk. At June 30, 2012, the Company owned 8.9 million shares of CoreLogic common stock with a cost basis of $167.6 million and an estimated fair value of $163.6 million. The Company held 6.0 million shares at the holding company and the remaining 2.9 million shares at First American Title Insurance Company. The Company has agreed to dispose of the shares within five years after the Separation or to bear any adverse tax consequences arising as a result of holding the shares for a longer period. The Company will continue to closely monitor and regularly review its investment in CoreLogic common stock. On July 24, 2012, the holding company sold 4.0 million shares of its CoreLogic common stock for an aggregate cash price of $90.3 million.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements. The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $3.7 billion and $3.1 billion at June 30, 2012 and December 31, 2011, respectively, of which $1.2 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated balance sheets, in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $3.0 billion and $2.8 billion at June 30, 2012 and December 31, 2011, respectively, and were held or managed by First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not the Company’s assets under U.S. generally accepted accounting principles and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $768.8 million and $564.7 million at June 30, 2012 and December 31, 2011, respectively. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

At June 30, 2012 and December 31, 2011, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $23.1 million and $24.2 million, respectively. The guarantee arrangements relate to promissory notes and other contracts, and contingently require the Company to make payments to the guaranteed party based on the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential amount of future payments under these guarantees totaled $23.1 million at June 30, 2012 and $24.2 million at December 31, 2011, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its condensed consolidated balance sheets related to these guarantees at June 30, 2012 and December 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of June 30, 2012, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a substantial majority of these lawsuits, however, it is not possible to assess the probability of loss. Most of these lawsuits are putative class actions which require a plaintiff to satisfy a number of procedural requirements before proceeding to trial. These requirements include, among others, demonstration to a court that the law proscribes in some manner the Company’s activities, the making of factual allegations sufficient to suggest that the Company’s activities exceeded the limits of the law and a determination by the court—known as class certification—that the law permits a group of individuals to pursue the case together as a class. In certain instances the Company may also be able to compel the plaintiff to arbitrate its claim on an individual basis. If these procedural requirements are not met, either the lawsuit cannot proceed or, as is the case with class certification or compelled arbitration, the plaintiffs lose the financial incentive to proceed with the case (or the amount at issue effectively becomes de minimus). Frequently, a court’s determination as to these procedural requirements is subject to appeal to a higher court. As a result of, among other factors, ambiguities and inconsistencies in the myriad laws applicable to the Company’s business and the uniqueness of the factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss until a court has finally determined that a plaintiff has satisfied applicable procedural requirements.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses. These lawsuits include, among others, cases alleging, among other assertions, that the Company, one of its subsidiaries and/or one of its agents:

•	charged an improper rate for title insurance in a refinance transaction, including

•	Boucher v. First American Title Insurance Company, filed on May 16, 2007 and pending in the United States District Court for the Western District of Washington,

•	Hamilton v. First American Title Insurance Company, filed on August 22, 2007 and pending in the United States District Court for the Northern District of Texas,

•	Hamilton v. First American Title Insurance Company, et al., filed on August 25, 2008 and pending in the Superior Court of the State of North Carolina, Wake County,

•	Haskins v. First American Title Insurance Company, filed on September 29, 2010 and pending in the United States District Court of New Jersey,

•	Lang v. First American Title Insurance Company of New York, filed on March 9, 2012 and pending in the United States District Court of New York,

•	Levine v. First American Title Insurance Company, filed on February 26, 2009 and pending in the United States District Court of Pennsylvania,

•	Lewis v. First American Title Insurance Company, filed on November 28, 2006 and pending in the United States District Court for the District of Idaho,

•	Loef v. First American Title Insurance Company, filed on August 16, 2008 and pending in the United States District Court of Maine,

•	Mitchell-Tracey v. First American Title Insurance Company, et al., filed on April 30, 2012 and pending in the United States District Court for the Northern District of Maryland,

•	Raffone v. First American Title Insurance Company, filed on February 14, 2004 and pending in the Circuit Court, Nassau County, Florida, and

•	Slapikas v. First American Title Insurance Company, filed on December 19, 2005 and pending in the United States District Court for the Western District of Pennsylvania.

All of these lawsuits are putative class actions. A court has only granted class certification in Loef, Hamilton (North Carolina), Lewis, Raffone and Slapikas. An appeal to a higher court is pending with respect to the granting of class certification in Hamilton (North Carolina). For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the financial statements as a whole.

•

purchased minority interests in title insurance agents as an inducement to refer title insurance underwriting business to the Company or gave items of value to title insurance agents and others for referrals of business, in each case in violation of the Real Estate Settlement Procedures Act, including

•	Edwards v. First American Financial Corporation, filed on June 12, 2007 and pending in the United States District Court for the Central District of California,

•	Galiano v. First American Title Insurance Company, et al., filed on February 8, 2008 and pending in the United States District Court for the Eastern District of New York, and

•	Mlynar v. First American Title Insurance Company et al., filed on July 3, 2012 and pending in the United States District Court for the Northern District of California.

Galiano and Mlynar are putative class actions for which a class has not been certified. In Edwards a narrow class has been certified, however a motion to decertify that class and to compel arbitration is pending. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss.

•	conspired with its competitors to fix prices or otherwise engaged in anticompetitive behavior, including

•	Holt v. First American Title Insurance Company, et al., filed on March 11, 2008 and pending in the United States District Court for the Eastern District of Pennsylvania,

•	Katz v. First American Title Insurance Company, et al., filed on March 18, 2008 and pending in the United States District Court for the Northern District of Ohio,

•	McCray v. First American Title Insurance Company, et al., filed on October 15, 2008 and pending in the United States District Court of Delaware, and

•	Swick v. First American Title Insurance Company, et al., filed on March 19, 2008, and pending in the United States District Court of New Jersey.

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

Katin is a putative class action for which a class has not been certified. The class originally certified in Gale was subsequently decertified. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

•	failed to pay required compensation and provide required rest periods, including

•	Bartko v. First American Title Insurance Company, filed on November 8, 2011, and pending in the Superior Court of the State of California, Los Angeles.

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

The Company also is a party to non-ordinary course lawsuits other than those described above. With respect to these lawsuits, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, is not material to the financial statements as a whole.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of June 30, 2012 are approximately $885.9 million. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

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

11. Increases in the size of the Company’s customers enhance their negotiating position vis-à-vis the Company and may decrease their need for the services offered by the Company

Many of the Company’s customers have increased in size as a result of consolidation or the failure of their competitors. For example, the Company believes that two lenders collectively originate over 35 percent of mortgage loans in the United States. As a result, the Company may derive a higher percentage of its revenues from a smaller base of customers, which would enhance the negotiating power of these customers with respect to the pricing and the terms on which these customers purchase the Company’s products and other matters. These circumstances could adversely affect the Company’s revenues and profitability. Changes in the Company’s relationship with any of these customers, the loss of all or a portion of the business the Company derives from these customers or any refusal of these customers to accept the Company’s policies could have a material adverse effect on the Company.

12. A downgrade by ratings agencies, reductions in statutory surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A3” by Moody’s Investor Services, Inc., “A-” by Fitch Ratings Ltd., “BBB+” by Standard & Poor’s Ratings Services and “A-” by A.M. Best Company, Inc. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The Company’s principal title insurance underwriter maintained approximately $834.1 million of statutory surplus capital as of December 31, 2011. The current minimum statutory surplus capital required to be maintained by California law is $500,000. Accordingly, if the ratings or statutory surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

13. The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income securities (including mortgage-backed securities) and, also including common stock of CoreLogic, Inc. (“CoreLogic”) that was issued to the Company in connection with its separation from CoreLogic. The investment portfolio also includes money-market and other short-term investments, as well as some preferred and other common stock. Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk. Because a substantial proportion of the portfolio consists of the common stock of a single issuer, CoreLogic, the risk of loss in the portfolio also is impacted by factors that influence the value of CoreLogic’s stock, including, but not limited to, CoreLogic’s financial results and the market’s perception of CoreLogic’s and its industry’s prospects. Additionally, the risk of loss associated with the portfolio is increased during periods, such as the present period, of instability in credit markets and economic conditions. If the carrying value of the investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of the investments, which could have a material adverse effect on the Company’s results of operations, statutory surplus and financial condition.

14. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend, among other factors, upon the future performance of assets held in trust for the plan. The pension plan was underfunded as of June 30, 2012 by approximately $126.5 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings and expenses require adjustment. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

15. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 75 to 85 percent of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than six years, while possible, is not considered reasonably likely. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $115.5 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

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

19. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of June 30, 2012, under such regulations, the maximum amount of dividends, loans and advances available in 2012 from these insurance subsidiaries was $210.2 million.

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
Max O. Valdes
Chief Financial Officer (Principal Financial Officer)

Date: July 30, 2012

EXHIBIT INDEX

Exhibit No.	Description	Location

10.1	Credit Agreement dated as of April 17, 2012, among First American Financial Corporation, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.