Form 10-Q
period 2012-09-30
First American Financial Corp
filed 2012-10-26
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

On October 19, 2012, there were 106,670,469 shares of common stock outstanding.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE HOLDING OF AND EXPECTED CASH FLOWS FROM DEBT SECURITIES AND ASSUMPTIONS RELATING THERETO;

•	EXPECTED PENSION PLAN AND SUPPLEMENTAL BENEFIT PLAN CONTRIBUTIONS AND RETURNS;

•	THE EFFECT OF LAWSUITS, REGULATORY EXAMINATIONS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;

•	THE EFFECT OF PENDING ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;

•	FUTURE ACTIONS TO BE TAKEN IN CONNECTION WITH THE COMPANY’S REVIEW OF ITS AGENCY RELATIONSHIPS;

•	THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES AND UNRECOGNIZED TAX BENEFIT ESTIMATES;

•	FUTURE PAYMENT OF DIVIDENDS;

•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS; AND

•	THE LIKELIHOOD OF CHANGES IN EXPECTED ULTIMATE LOSSES AND CORRESPONDING LOSS RATES AND CLAIM RESERVES,

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE:

•	INTEREST RATE FLUCTUATIONS;

•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;

•	VOLATILITY IN THE CAPITAL MARKETS;

•	UNFAVORABLE ECONOMIC CONDITIONS;

•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;

•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;

•	CHANGES IN APPLICABLE GOVERNMENT REGULATIONS;

•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;

•	REGULATION OF TITLE INSURANCE RATES;

•	REFORM OF GOVERNMENT-SPONSORED MORTGAGE ENTERPRISES;

•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;

•	PRODUCT MIGRATION;

•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS;

•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY SURPLUSES;

•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;

•	EXPENSES OF AND FUNDING OBLIGATIONS TO THE PENSION PLAN;

•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;

•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;

•	SYSTEMS INTERRUPTIONS AND INTRUSIONS, WIRE TRANSFER ERRORS OR UNAUTHORIZED DATA DISCLOSURES;

•	INABILITY TO REALIZE THE BENEFITS OF THE COMPANY’S OFFSHORE STRATEGY;

•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS; AND

•	OTHER FACTORS DESCRIBED IN PART II, ITEM 1A OF THIS QUARTERLY REPORT ON FORM 10-Q.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$745,372	$418,299
Accounts and accrued income receivable, net	265,234	227,847
Income taxes receivable	—	12,304
Investments:
Deposits with savings and loan associations and banks	87,825	56,201
Debt securities	2,456,300	2,201,911
Equity securities	177,704	184,000
Other long-term investments	192,794	200,805

	2,914,623	2,642,917

Loans receivable, net	112,306	139,191
Property and equipment, net	340,497	337,578
Title plants and other indexes	516,448	513,998
Deferred income taxes	44,893	39,617
Goodwill	836,147	818,420
Other intangible assets, net	58,596	59,994
Other assets	165,182	152,045

	$5,999,298	$5,362,210

Liabilities and Equity
Deposits	$1,415,705	$1,093,236
Accounts payable and accrued liabilities	739,928	727,807
Due to CoreLogic, Inc. (“CoreLogic”), net	41,523	35,951
Deferred revenue	169,709	155,626
Reserve for known and incurred but not reported claims	976,825	1,014,676
Income taxes payable	97,306	—
Notes and contracts payable	272,497	299,975

	3,713,493	3,327,271

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value, Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value:
Authorized—300,000 shares; Outstanding—106,589 shares and 105,410 shares as of September 30, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	2,097,654	2,081,242
Retained earnings	306,417	124,816
Accumulated other comprehensive loss	(123,275)	(177,459)

Total stockholders’ equity	2,280,797	2,028,600
Noncontrolling interests	5,008	6,339

Total equity	2,285,805	2,034,939

	$5,999,298	$5,362,210

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Direct premiums and escrow fees	$535,846	$426,533	$1,446,920	$1,189,605
Agent premiums	443,028	366,028	1,220,375	1,114,390
Information and other	159,103	158,969	482,690	467,437
Investment income	23,154	16,695	64,227	59,560
Net realized investment gains (losses)	47,271	682	54,350	(1,768)
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on debt securities	—	(7,854)	(1,757)	(9,102)
Portion of OTTI losses on debt securities recognized in other comprehensive loss	—	3,912	(1,807)	3,886

	—	(3,942)	(3,564)	(5,216)

	1,208,402	964,965	3,264,998	2,824,008

Expenses
Personnel costs	344,140	291,950	971,462	868,703
Premiums retained by agents	355,191	293,583	978,703	893,382
Other operating expenses	213,111	191,203	607,908	578,373
Provision for policy losses and other claims	106,209	112,177	288,276	318,926
Depreciation and amortization	18,429	19,018	54,944	56,984
Premium taxes	13,470	15,403	36,546	34,359
Interest	1,970	3,220	7,437	9,104

	1,052,520	926,554	2,945,276	2,759,831

Income before income taxes	155,882	38,411	319,722	64,177
Income taxes	51,982	17,116	111,196	25,976

Net income	103,900	21,295	208,526	38,201
Less: Net income attributable to noncontrolling interests	430	252	762	152

Net income attributable to the Company	$103,470	$21,043	$207,764	$38,049

Net income per share attributable to the Company’s stockholders (Note 10):
Basic	$0.97	$0.20	$1.95	$0.36

Diluted	$0.95	$0.20	$1.92	$0.36

Cash dividends per share	$0.08	$0.06	$0.24	$0.18

Weighted-average common shares outstanding (Note 10):
Basic	106,445	105,375	106,099	105,104

Diluted	108,709	107,005	108,243	106,837

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$103,900	$21,295	$208,526	$38,201

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	11,051	(47,739)	37,120	(45,577)
Unrealized gain (loss) on securities for which credit-related portion was recognized in earnings	1,914	(424)	5,494	1,060
Foreign currency translation adjustment	8,469	(16,189)	7,803	(9,535)
Pension benefit adjustment	1,258	3,381	3,773	10,146

Total other comprehensive income (loss), net of tax	22,692	(60,971)	54,190	(43,906)

Comprehensive income (loss)	126,592	(39,676)	262,716	(5,705)
Less: Comprehensive income attributable to noncontrolling interests	434	80	768	80

Comprehensive income (loss) attributable to the Company	$126,158	$(39,756)	$261,948	$(5,785)

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$208,526	$38,201
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	288,276	318,926
Depreciation and amortization	54,944	56,984
Excess tax benefits from share-based compensation	(1,029)	(1,085)
Share-based compensation	11,922	12,134
Net realized investment (gains) losses	(54,350)	1,768
Net OTTI losses recognized in earnings	3,564	5,216
Equity in earnings of affiliates	(9,098)	(6,000)
Dividends from equity method investments	6,413	9,130
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(338,911)	(354,193)
Net change in income tax accounts	81,008	(2,984)
Increase in accounts and accrued income receivable	(33,482)	(11,909)
Increase (decrease) in accounts payable and accrued liabilities	15,369	(66,076)
Net change in due to CoreLogic, net	(77)	18,593
Increase in deferred revenue	13,961	12,173
Other, net	4,459	4,828

Cash provided by operating activities	251,495	35,706

Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(26,142)	(781)
Net increase in deposits with banks	(30,880)	(3,739)
Net decrease in loans receivable	26,885	13,305
Purchases of debt and equity securities	(1,320,652)	(669,574)
Proceeds from sales of debt and equity securities	835,535	473,301
Proceeds from maturities of debt securities	359,518	240,823
Net decrease in other long-term investments	5,819	1,703
Proceeds from note receivable from CoreLogic	—	18,787
Capital expenditures	(56,642)	(47,441)
Proceeds from sale of property and equipment	7,423	7,361

Cash (used for) provided by investing activities	(199,136)	33,745

Cash flows from financing activities:
Net change in deposits	322,469	(125,874)
Proceeds from issuance of debt	340,065	3,185
Repayment of debt	(367,940)	(17,311)
Net proceeds (payments) in connection with share-based compensation plans	3,253	(140)
Purchase of subsidiary shares from / other decreases in noncontrolling interests	(2,282)	(2,955)
Contributions from noncontrolling interests	221	–
Distributions to noncontrolling interests	(502)	(297)
Excess tax benefits from share-based compensation	1,029	1,085
Cash dividends	(23,315)	(18,892)

Cash provided by (used for) financing activities	272,998	(161,199)
Effect of exchange rate changes on cash	1,716	(6,030)

Net increase (decrease) in cash and cash equivalents	327,073	(97,778)
Cash and cash equivalents—Beginning of period	418,299	728,746

Cash and cash equivalents—End of period	$745,372	$630,968

Supplemental information:
Cash paid during the period for:
Interest	$7,227	$9,356
Premium taxes	$37,615	$33,000
Income taxes, net	$30,439	$21,580
Noncash investing and financing activities:
Net noncash contribution from The First American Corporation (“TFAC”) as a result of separation	$—	$5,581
Liabilities assumed in connection with acquisitions	$2,768	$2,450

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders					Noncontrolling interests	Total
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss
Balance at December 31, 2011	105,410	$1	$2,081,242	$124,816	$(177,459)	$6,339	$2,034,939
Net income for the nine months ended September 30, 2012	—	—	—	207,764	—	762	208,526
Dividends on common shares	—	—	—	(25,513)	—	—	(25,513)
Shares issued in connection with share-based compensation plans	1,179	—	4,932	(650)	—	—	4,282
Share-based compensation expense	—	—	11,922	—	—	—	11,922
Purchase of subsidiary shares from /other decreases in noncontrolling interests	—	—	(442)	—	—	(1,840)	(2,282)
Sale of subsidiary shares to /other increases in noncontrolling interests	—	—	—	—	—	22	22
Distributions to noncontrolling interests	—	—	—	—	—	(502)	(502)
Contributions from noncontrolling interests	—	—	—	—	—	221	221
Other comprehensive income (Note 15)	—	—	—	—	54,184	6	54,190

Balance at September 30, 2012	106,589	$1	$2,097,654	$306,417	$(123,275)	$5,008	$2,285,805

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

Basis of Presentation

The condensed consolidated financial information included in this report has been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. All material intercompany transactions and balances have been eliminated upon consolidation. Certain 2011 amounts have been reclassified to conform to the 2012 presentation.

The condensed consolidated statement of cash flows for the nine months ended September 30, 2011 was corrected to reflect an adjustment that increased cash provided by operating activities by $9.5 million, decreased cash provided by investing activities by $3.5 million, and decreased the effect of exchange rate changes on cash by $6.0 million, and an adjustment to correct the classification of purchase of subsidiary shares from / other decreases in noncontrolling interests which increased cash provided by investing activities and increased cash used for financing activities by $3.0 million. These adjustments had no impact on the net change in cash and cash equivalents and were not considered material, individually or in the aggregate, to previously issued financial statements.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Pending Accounting Pronouncements

In July 2012, the FASB issued updated guidance that is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets, other than goodwill, by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The updated guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with current guidance. The updated guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Management did not early adopt this guidance and does not expect this guidance to have a material impact on the Company’s condensed consolidated financial statements.

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

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $3.9 billion and $3.1 billion at September 30, 2012 and December 31, 2011, respectively, of which $1.2 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are included in the accompanying condensed consolidated balance sheets in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $3.1 billion and $2.8 billion at September 30, 2012 and December 31, 2011, respectively, and were held or managed at First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $575.5 million and $564.7 million at September 30, 2012 and December 31, 2011, respectively. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Note 3 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

	Amortized cost	Gross unrealized		Estimated fair value	Other-than- temporary impairments in AOCI
(in thousands)		gains	losses
September 30, 2012
U.S. Treasury bonds	$74,298	$1,867	$(12)	$76,153	$—
Municipal bonds	337,678	17,036	(167)	354,547	—
Foreign bonds	238,213	2,866	(70)	241,009	—
Governmental agency bonds	205,398	1,631	(191)	206,838	—
Governmental agency mortgage-backed securities	1,240,736	13,852	(497)	1,254,091	—
Non-agency mortgage-backed securities (1)	31,081	1,322	(3,621)	28,782	30,282
Corporate debt securities	279,187	15,863	(170)	294,880	—

	$2,406,591	$54,437	$(4,728)	$2,456,300	$30,282

December 31, 2011
U.S. Treasury bonds	$71,995	$2,236	$—	$74,231	$—
Municipal bonds	329,935	19,263	(75)	349,123	—
Foreign bonds	212,200	3,026	(206)	215,020	—
Governmental agency bonds	195,784	1,970	(1)	197,753	—
Governmental agency mortgage-backed securities	1,066,656	10,816	(925)	1,076,547	—
Non-agency mortgage-backed securities (1)	42,089	478	(11,933)	30,634	32,089
Corporate debt securities	248,921	10,407	(725)	258,603	—

	$2,167,580	$48,196	$(13,865)	$2,201,911	$32,089

(1)	At September 30, 2012, the $31.1 million amortized cost is net of $3.6 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the nine months ended September 30, 2012. At December 31, 2011, the $42.1 million amortized cost is net of $9.1 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2011. At September 30, 2012, the $3.6 million gross unrealized losses include $3.1 million of unrealized losses for securities determined to be other-than-temporarily impaired and $0.5 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. At December 31, 2011, the $11.9 million gross unrealized losses include $11.4 million of unrealized losses for securities determined to be other-than-temporarily impaired and $0.5 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. The $30.3 million and $32.1 million other-than-temporary impairments recorded in accumulated other comprehensive income (“AOCI”) through September 30, 2012 and December 31, 2011, respectively, represent the amount of other-than-temporary impairment losses recognized in AOCI which, starting January 1, 2009, were not included in earnings due to the fact that the losses were not considered to be credit related. Other-than-temporary impairments were recognized in AOCI for non-agency mortgage-backed securities only.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Cost	Gross unrealized		Estimated fair value
		gains	losses
September 30, 2012
Preferred stocks	$8,546	$536	$(3)	$9,079
Common stocks	161,400	7,344	(119)	168,625

	$169,946	$7,880	$(122)	$177,704

December 31, 2011
Preferred stocks	$7,007	$678	$(17)	$7,668
Common stocks (1)	224,880	3,793	(52,341)	176,332

	$231,887	$4,471	$(52,358)	$184,000

(1)	At December 31, 2011, CoreLogic common stock with a cost basis of $167.6 million and an estimated fair value of $115.5 million was included in common stocks. In connection with the Separation, TFAC issued to the Company a number of shares of its common stock. During the third quarter of 2012, the Company sold its remaining 8.9 million shares of CoreLogic common stock for an aggregate cash price of $207.9 million and recorded a gain of $40.4 million related to the sale. At September 30, 2012, the Company no longer owns any CoreLogic common stock.

The Company had the following net unrealized gains (losses) as of September 30, 2012 and December 31, 2011:

(in thousands)	As of September 30, 2012	As of December 31, 2011
Debt securities for which an other-than-temporary impairment has been recognized	$(1,823)	$(10,937)
Debt securities—all other	51,532	45,268
Equity securities	7,758	(47,887)

	$57,467	$(13,556)

Sales of debt and equity securities resulted in realized gains of $48.3 million and $2.5 million and realized losses of $32 thousand and $0.2 million for the three months ended September 30, 2012 and 2011, respectively. Sales of debt and equity securities resulted in realized gains of $63.9 million and $8.4 million and realized losses of $0.3 million and $1.3 million for the nine months ended September 30, 2012 and 2011, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

The Company had the following gross unrealized losses as of September 30, 2012 and December 31, 2011:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2012
Debt securities:
U.S. Treasury bonds	$15,832	$(12)	$—	$—	$15,832	$(12)
Municipal bonds	18,459	(107)	871	(60)	19,330	(167)
Foreign bonds	14,701	(46)	1,546	(24)	16,247	(70)
Governmental agency bonds	7,726	(191)	—	—	7,726	(191)
Governmental agency mortgage-backed securities	41,060	(215)	26,786	(282)	67,846	(497)
Non-agency mortgage-backed securities	—	—	16,238	(3,621)	16,238	(3,621)
Corporate debt securities	5,408	(18)	3,267	(152)	8,675	(170)

Total debt securities	103,186	(589)	48,708	(4,139)	151,894	(4,728)
Equity securities	4,599	(122)	—	—	4,599	(122)

Total	$107,785	$(711)	$48,708	$(4,139)	$156,493	$(4,850)

December 31, 2011
Debt securities:
U.S. Treasury bonds	$—	$—	$—	$—	$—	$—
Municipal bonds	3,141	(34)	1,896	(41)	5,037	(75)
Foreign bonds	30,508	(206)	690	—	31,198	(206)
Governmental agency bonds	13,828	(1)	4,150	—	17,978	(1)
Governmental agency mortgage-backed securities	280,114	(793)	43,835	(132)	323,949	(925)
Non-agency mortgage-backed securities	—	—	26,500	(11,933)	26,500	(11,933)
Corporate debt securities	36,707	(695)	1,290	(30)	37,997	(725)

Total debt securities	364,298	(1,729)	78,361	(12,136)	442,659	(13,865)
Equity securities	131,768	(52,358)	—	—	131,768	(52,358)

Total	$496,066	$(54,087)	$78,361	$(12,136)	$574,427	$(66,223)

Substantially all securities in the Company’s non-agency mortgage-backed portfolio are senior tranches and all were investment grade at the time of purchase, however, all have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investor Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected. All amounts and ratings are as of September 30, 2012.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	Non-Investment Grade/ Not Rated
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$4,707	$3,677	100.0%
2006	5	13,371	11,918	100.0%
2005	1	3,436	2,959	100.0%
Alt-A single family residential:
2007	2	9,567	10,228	100.0%

	9	$31,081	$28,782	100.0%

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

The amortized cost and estimated fair value of debt securities at September 30, 2012, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$16,264	$37,020	$20,830	$184	$74,298
Estimated fair value	$16,438	$38,282	$21,182	$251	$76,153
Municipal bonds
Amortized cost	$1,720	$73,600	$111,449	$150,909	$337,678
Estimated fair value	$1,734	$76,011	$118,653	$158,149	$354,547
Foreign bonds
Amortized cost	$50,145	$162,020	$26,048	—	$238,213
Estimated fair value	$50,403	$164,143	$26,463	—	$241,009
Governmental agency bonds
Amortized cost	$107	$100,129	$82,017	$23,145	$205,398
Estimated fair value	$107	$100,785	$82,853	$23,093	$206,838
Corporate debt securities
Amortized cost	$8,227	$120,545	$135,723	$14,692	$279,187
Estimated fair value	$8,290	$125,079	$145,346	$16,165	$294,880

Total debt securities excluding mortgage-backed securities
Amortized cost	$76,463	$493,314	$376,067	$188,930	$1,134,774
Estimated fair value	$76,972	$504,300	$394,497	$197,658	$1,173,427

Total mortgage-backed securities
Amortized cost					$1,271,817
Estimated fair value					$1,282,873
Total debt securities
Amortized cost					$2,406,591
Estimated fair value					$2,456,300

Other-than-temporary impairment—debt securities

The Company determines if a non-agency mortgage-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed securities in its portfolio that are in an unrealized loss position. The methodology and key assumptions used in estimating the present value of cash flows expected to be collected are described below. For the securities that were determined not to be other-than-temporarily impaired at September 30, 2012, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of September 30, 2012, the Company does not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

The table below summarizes the primary assumptions used at September 30, 2012 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	9.5%	8.1% - 10.9%
Default rates	4.6%	1.9% - 13.2%
Loss severity	26.4%	5.8% - 41.6%

The Company did not recognize any other-than-temporary impairments considered to be credit related on its non-agency mortgage-backed securities for the three months ended September 30, 2012, and recognized $3.6 million in earnings for the nine months ended September 30, 2012. It is possible that the Company could recognize additional other-than-temporary impairment losses on some securities it owns at September 30, 2012 if future events or information cause it to determine that a decline in value is other-than-temporary.

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the three and nine months ended September 30, 2012 and 2011.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Credit loss on debt securities held at beginning of period	$37,740	$26,382	$34,176	$25,108
Addition to credit loss for which an other-than-temporary impairment was previously recognized	—	2,541	3,564	3,815
Addition to credit loss for which an other-than-temporary impairment was not previously recognized	—	1,401	—	1,401

Credit loss on debt securities held as of September 30	$37,740	$30,324	$37,740	$30,324

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

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as the evidence, if any, that exists to support the Company’s view that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company did not record any other-than-temporary impairments related to its equity securities for the three or nine months ended September 30, 2012 or 2011.

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

The significant unobservable inputs used in the fair value measurement of the Company’s non-agency mortgage-backed securities are prepayment rates, default rates and loss severity in the event of default. Significant increases (decreases) in any

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for default rates is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

Equity Securities

The fair value of equity securities, including preferred and common stocks, were based on quoted market prices for identical assets that are readily and regularly available in an active market.

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value as of September 30, 2012	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$76,153	$—	$76,153	$—
Municipal bonds	354,547	—	354,547	—
Foreign bonds	241,009	—	241,009	—
Governmental agency bonds	206,838	—	206,838	—
Governmental agency mortgage-backed securities	1,254,091	—	1,254,091	—
Non-agency mortgage-backed securities	28,782	—	—	28,782
Corporate debt securities	294,880	—	294,880	—

	2,456,300	—	2,427,518	28,782

Equity securities:
Preferred stocks	9,079	9,079	—	—
Common stocks	168,625	168,625	—	—

	177,704	177,704	—	—

	$2,634,004	$177,704	$2,427,518	$28,782

(in thousands)	Estimated fair value as of December 31, 2011	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$74,231	$—	$74,231	$—
Municipal bonds	349,123	—	349,123	—
Foreign bonds	215,020	—	215,020	—
Governmental agency bonds	197,753	—	197,753	—
Governmental agency mortgage-backed securities	1,076,547	—	1,076,547	—
Non-agency mortgage-backed securities	30,634	—	—	30,634
Corporate debt securities	258,603	—	258,603	—

	2,201,911	—	2,171,277	30,634

Equity securities:
Preferred stocks	7,668	7,668	—	—
Common stocks	176,332	176,332	—	—

	184,000	184,000	—	—

	$2,385,911	$184,000	$2,171,277	$30,634

The Company did not have any transfers in and out of Level 1 and Level 2 measurements during the three and nine months ended September 30, 2012 and 2011. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Fair value at beginning of period	$28,324	$43,915	$30,634	$47,534
Total gains/(losses) (realized and unrealized):
Included in earnings:
Realized gains (losses)	110	(190)	110	(191)
Net other-than-temporary impairment losses recognized in earnings	—	(3,942)	(3,564)	(5,216)
Included in other comprehensive income (loss)	3,190	(757)	9,157	3,035
Settlements	(1,707)	(1,508)	(6,420)	(7,622)
Sales	(1,135)	(2,458)	(1,135)	(2,480)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—

Fair value as of September 30	$28,782	$35,060	$28,782	$35,060

Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$—	$(3,942)	$(3,564)	$(5,216)

The Company did not purchase any non-agency mortgage-backed securities during the three and nine months ended September 30, 2012 and 2011.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Note 4 – Financing Receivables

Financing receivables are summarized as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Loans receivable, net:
Real estate–mortgage
Multi-family residential	$8,849	$12,028
Commercial	106,824	130,724
Other	1,290	1,403

	116,963	144,155
Allowance for loan losses	(3,893)	(4,171)
Participations sold	(778)	(861)
Deferred loan fees, net	14	68

Loans receivable, net	112,306	139,191

Other long-term investments:
Notes receivable–secured	11,612	14,776
Notes receivable–unsecured	2,652	4,207
Loss reserve	(2,237)	(3,402)

Notes receivable, net	12,027	15,581

Total financing receivables, net	$124,333	$154,772

Aging analysis of loans and notes receivable at September 30, 2012, is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Nonaccrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$8,849	$8,849	$—	$—	$—	$—
Commercial	106,824	104,068	—	161	—	2,595
Other	1,290	1,290	—	—	—	—

	$116,963	$114,207	$—	$161	$—	$2,595

Notes Receivable:
Secured	$11,612	$10,566	$—	$—	$—	$1,046
Unsecured	2,652	1,590	—	—	—	1,062

	$14,264	$12,156	$—	$—	$—	$2,108

Aging analysis of loans and notes receivable at December 31, 2011, is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Nonaccrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$12,028	$12,028	$—	$—	$—	$—
Commercial	130,724	123,736	1,918	170	—	4,900
Other	1,403	1,403	—	—	—	—

	$144,155	$137,167	$1,918	$170	$—	$4,900

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

Note 5 – Goodwill

A reconciliation of the changes in the carrying amount of goodwill by operating segment, for the nine months ended September 30, 2012, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2011	$771,655	$46,765	$818,420
Acquisitions	15,382	—	15,382
Other net adjustments	2,345	—	2,345

Balance as of September 30, 2012	$789,382	$46,765	$836,147

The Company’s four reporting units for purposes of testing impairment are title insurance, home warranty, property and casualty insurance and trust and other services. There is no accumulated impairment for goodwill as the Company has never recognized any impairment for its reporting units.

In accordance with accounting guidance and consistent with prior years, the Company’s policy is to perform an annual assessment of goodwill for impairment for each reporting unit in the fourth quarter. An impairment analysis has not been performed during the nine months ended September 30, 2012 as no triggering events requiring such an analysis occurred.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	September 30, 2012	December 31, 2011
Finite-lived intangible assets:
Customer lists	$76,299	$69,763
Covenants not to compete	26,889	29,441
Trademarks	10,078	9,551
Patents	2,840	2,840

	116,106	111,595
Accumulated amortization	(75,379)	(69,397)

	40,727	42,198

Indefinite-lived intangible assets:
Licenses	17,869	17,796

	$58,596	$59,994

Amortization expense for finite-lived intangible assets was $2.9 million and $8.7 million for the three and nine months ended September 30, 2012, respectively, and $3.4 million and $10.4 million for the three and nine months ended September 30, 2011, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2012	$3,258
2013	$12,341
2014	$7,879
2015	$4,618
2016	$3,786
2017	$2,005

Note 7 – Loss Reserves

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims (“IBNR”) and non-title claims is as follows:

(in thousands, except percentages)	September 30, 2012		December 31, 2011
Known title claims	$135,897	13.9%	$162,019	15.9%
IBNR	801,383	82.1%	816,603	80.5%

Total title claims	937,280	96.0%	978,622	96.4%
Non-title claims	39,545	4.0%	36,054	3.6%

Total loss reserves	$976,825	100.0%	$1,014,676	100.0%

The provision for title insurance losses was $59.7 million, or 6.6% of title premiums and escrow fees, and $166.7 million, or 6.8% of title premiums and escrow fees, for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2011, the provision for title insurance losses was $69.5 million, or 9.6% of title premiums and escrow fees, and $206.2 million, or 9.8% of title premiums and escrow fees, respectively. The current quarter rate of 6.6% reflected an ultimate loss rate of 5.6% for the current policy year and a net increase in the loss reserve estimates for prior policy years. The three and nine months ended September 30, 2012 included approximately $8.0 million and $12.6 million, respectively, of net unfavorable development related to the Company’s guaranteed valuation product offered in Canada. There is substantial uncertainty as to the ultimate loss emergence for this product due to the following factors, among others, (i) claims associated with this product are generally made only after a foreclosure on the related property and

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

foreclosure rates in Canada are difficult to predict and (ii) limited historical loss data exists as a result of the relatively recent introduction of this product in 2003. While the Company believes its claims reserve attributable to this product is adequate, this uncertainty increases the potential for adverse loss development relative to this product. The rate of 9.6% for the three months ended September 30, 2011 reflected an ultimate loss rate of 5.8% for the 2011 policy year and included $14.7 million in unfavorable development for prior policy years and a $13.0 million charge in connection with Bank of America’s lawsuit against the Company, which was settled during the fourth quarter of 2011. The rate of 9.8% for the nine months ended September 30, 2011 reflected a $45.3 million reserve strengthening adjustment recorded in the first quarter of 2011 related to the guaranteed valuation product offered in Canada.

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

The agreement replaced the Company’s $400.0 million senior secured credit agreement that had been in place since April 2010, which was terminated immediately prior to entry into the new agreement. In connection with the closing, the Company paid off the $200.0 million outstanding balance under the prior agreement and borrowed $200.0 million under the new agreement. Proceeds under the credit agreement may be used for general corporate purposes. At September 30, 2012, the Company had outstanding borrowings of $200.0 million under the facility and the interest rate associated with amounts borrowed under the facility was 2.22%.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans and the Collateral Agent may exercise remedies under the collateral documents. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. The financial covenants under the credit agreement include maximum leverage and minimum net worth requirements. As of September 30, 2012, the Company was in compliance with the financial covenants under the credit agreement.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Note 9 – Income Taxes

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 33.3% and 34.8% for the three and nine months ended September 30, 2012, respectively, and 44.6% and 40.5% for the three and nine months ended September 30, 2011, respectively. The differences between the U.S. federal statutory rate of 35% and the effective rates were primarily attributable to losses in foreign jurisdictions for which no tax benefit was provided, the impact of state taxes, return-to-provision adjustments related to the Company’s ability to claim foreign tax credits in 2011, and the release of valuation allowances against certain of the Company’s deferred tax assets.

In connection with the Separation, the Company and TFAC entered into a Tax Sharing Agreement, dated June 1, 2010 (the “Tax Sharing Agreement”), which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At September 30, 2012 and December 31, 2011, the Company had a net payable to CoreLogic of $41.0 million and $35.4 million, respectively, related to tax matters prior to the Separation. This amount is included in the Company’s condensed consolidated balance sheet in due to CoreLogic, net.

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

During the quarter ended March 31, 2012, the Company released a valuation allowance of $5.3 million previously recorded against certain of its deferred tax assets. Specifically, management determined that it is more likely than not that all of its tax capital loss items will be realized prior to expiration as the result of realized gains from sales of securities and favorable market value activity in its securities portfolio during the current year. Application of the accounting guidance related to intraperiod tax allocations resulted in the valuation allowance being credited to tax expense in the amount of $5.3 million for the nine months ended September 30, 2012.

As of September 30, 2012 and December 31, 2011, the liability for income taxes associated with uncertain tax positions was $47.9 million and $17.3 million, respectively. The increase in the liability as of September 30, 2012 was primarily attributable to the Company’s claim for a timing adjustment in a prior-year tax return. The liabilities could be reduced by $32.6 million and $2.9 million, respectively, of offsetting tax benefits associated with the correlative effects of potential adjustments including timing adjustments and state income taxes. The net amounts of $15.3 million and $14.4 million, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of September 30, 2012 and December 31, 2011, the Company had accrued $4.0 million and $3.6 million, respectively, of interest and penalties (net of tax benefits) related to uncertain tax positions.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Note 10 – Earnings Per Share

The following table presents the calculation of basic and diluted net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Numerator
Net income attributable to the Company	$103,470	$21,043	$207,764	$38,049
Less: dividends and undistributed earnings allocated to unvested restricted stock units	204	32	509	76

Net income allocated to common stockholders	$103,266	$21,011	$207,255	$37,973

Denominator
Basic weighted-average shares	106,445	105,375	106,099	105,104
Effect of dilutive employee stock options and restricted stock units	2,264	1,630	2,144	1,733

Diluted weighted-average shares	108,709	107,005	108,243	106,837

Net income per share attributable to the Company’s stockholders
Basic	$0.97	$0.20	$1.95	$0.36

Diluted	$0.95	$0.20	$1.92	$0.36

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

For the three and nine months ended September 30, 2012, 0.7 million of stock options and RSUs were excluded from the weighted-average diluted shares outstanding due to their antidilutive effect. For the three and nine months ended September 30, 2011, 1.3 million and 1.2 million, respectively, of stock options and RSUs were excluded from the computation of diluted earnings per share due to their antidilutive effect.

Note 11 – Employee Benefit Plans

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans during the three and nine months ended September 30, 2012 and 2011 includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Expense:
Service cost	$428	$556	$1,284	$1,670
Interest cost	7,434	7,535	22,301	22,604
Expected return on plan assets	(3,787)	(3,847)	(11,362)	(11,542)
Amortization of prior service credit	(1,096)	(1,096)	(3,289)	(3,288)
Amortization of net loss	6,825	6,733	20,475	20,199

	$9,804	$9,881	$29,409	$29,643

The Company contributed $30.2 million to the defined benefit pension and supplemental benefit plans during the nine months ended September 30, 2012, and expects to contribute an additional $4.1 million during the remainder of 2012. These contributions include both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Note 12 – Fair Value of Financial Instruments

Guidance requires disclosure of fair value information about financial instruments, whether or not recognized at fair value in the balance sheet, for which it is practical to estimate that value. In the measurement of the fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available. These derived fair value estimates are significantly affected by the assumptions used. Additionally, the guidance excludes certain financial instruments including those related to insurance contracts, pension and other postretirement benefits, and equity method investments.

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

Investments

The fair value of deposits with savings and loan associations and banks was estimated based on the rates currently offered for deposits of similar remaining maturities, where applicable.

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

Due to CoreLogic, net

The carrying amount for due to CoreLogic, net is a reasonable estimate of fair value.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Notes and contracts payable

The fair values of notes and contracts payable were estimated based on the current rates offered to the Company for debt with similar remaining maturities.

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2012 and December 31, 2011 are presented in the following table:

	September 30, 2012		December 31, 2011
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$745,372	$745,372	$418,299	$418,299
Accounts and accrued income receivable, net	$265,234	$265,234	$227,847	$227,847
Loans receivable, net	$112,306	$117,951	$139,191	$144,868
Investments:
Deposits with savings and loan associations and banks	$87,825	$87,991	$56,201	$56,350
Debt securities	$2,456,300	$2,456,300	$2,201,911	$2,201,911
Equity securities	$177,704	$177,704	$184,000	$184,000
Notes receivable, net	$12,027	$10,085	$15,581	$14,534
Financial Liabilities:
Deposits	$1,415,705	$1,416,122	$1,093,236	$1,093,771
Accounts payable and accrued liabilities	$298,986	$298,986	$295,351	$295,351
Due to CoreLogic, net	$41,523	$41,523	$35,951	$35,951
Notes and contracts payable	$272,497	$276,420	$299,975	$304,806

The following table presents the fair value of the Company’s financial instruments as of September 30, 2012 and December 31, 2011, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Fair Value as of September 30, 2012	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$745,372	$745,372	$—	$—
Accounts and accrued income receivable, net	$265,234	$265,234	$—	$—
Loans receivable, net	$117,951	$—	$—	$117,951
Investments:
Deposits with savings and loan associations and banks	$87,991	$54,703	$33,288	$—
Debt securities	$2,456,300	$—	$2,427,518	$28,782
Equity securities	$177,704	$177,704	$—	$—
Notes receivable, net	$10,085	$—	$—	$10,085
Financial Liabilities:
Deposits	$1,416,122	$1,378,289	$37,833	$—
Accounts payable and accrued liabilities	$298,986	$298,986	$—	$—
Due to CoreLogic, net	$41,523	$41,523	$—	$—
Notes and contracts payable	$276,420	$—	$265,452	$10,968

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

(in thousands)	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$418,299	$418,299	$—	$—
Accounts and accrued income receivable, net	$227,847	$227,847	$—	$—
Loans receivable, net	$144,868	$—	$—	$144,868
Investments:
Deposits with savings and loan associations and banks	$56,350	$26,624	$29,726	$—
Debt securities	$2,201,911	$—	$2,171,277	$30,634
Equity securities	$184,000	$184,000	$—	$—
Notes receivable, net	$14,534	$—	$—	$14,534
Financial Liabilities:
Deposits	$1,093,771	$1,049,464	$44,307	$—
Accounts payable and accrued liabilities	$295,351	$295,351	$—	$—
Due to CoreLogic, net	$35,951	$35,951	$—	$—
Notes and contracts payable	$304,806	$—	$291,178	$13,628

Note 13 – Share-Based Compensation Plans

The following table presents the share-based compensation expense associated with the Company’s share-based compensation plans for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Restricted stock units	$2,615	$2,899	$11,242	$11,513
Stock options	—	—	—	9
Employee stock purchase plan	227	190	680	612

	$2,842	$3,089	$11,922	$12,134

The following table summarizes RSU activity for the nine months ended September 30, 2012:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2011	3,141	$12.83
Granted during 2012	726	$15.52
Vested during 2012	(885)	$14.76
Forfeited during 2012	(62)	$9.37

RSUs unvested at September 30, 2012	2,920	$12.99

The following table summarizes stock option activity for the nine months ended September 30, 2012:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2011	2,636	$14.89
Exercised during 2012	(354)	$10.90
Forfeited during 2012	(35)	$20.11

Balance at September 30, 2012	2,247	$15.44	2.0	$14,005

Vested at September 30, 2012	2,247	$15.44	2.0	$14,005

Exercisable at September 30, 2012	2,247	$15.44	2.0	$14,005

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

All stock options issued under the Company’s plans are vested and no share-based compensation expense related to such stock options remains to be recognized.

Note 14 – Stockholders’ Equity

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock, of which $147.5 million remains as of September 30, 2012. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2012.

Note 15 – Other Comprehensive Income (Loss)

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Components of other comprehensive income (loss) for the three months ended September 30, 2012 are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at June 30, 2012	$16,240	$4,127	$(166,322)	$(145,955)
Pretax change	21,225	8,469	2,098	31,792
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	3,190	—	—	3,190
Tax effect	(11,450)	—	(840)	(12,290)

Balance at September 30, 2012	$29,205	$12,596	$(165,064)	$(123,263)

Allocated to the Company	$29,193	$12,596	$(165,064)	$(123,275)
Allocated to noncontrolling interests	12	—	—	12

Balance at September 30, 2012	$29,205	$12,596	$(165,064)	$(123,263)

Components of other comprehensive income (loss) for the nine months ended September 30, 2012 are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2011	$(13,409)	$4,793	$(168,837)	$(177,453)
Pretax change	61,866	7,803	6,292	75,961
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	9,157	—	—	9,157
Tax effect	(28,409)	—	(2,519)	(30,928)

Balance at September 30, 2012	$29,205	$12,596	$(165,064)	$(123,263)

Allocated to the Company	$29,193	$12,596	$(165,064)	$(123,275)
Allocated to noncontrolling interests	12	—	—	12

Balance at September 30, 2012	$29,205	$12,596	$(165,064)	$(123,263)

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

All of these lawsuits are putative class actions. A court has only granted class certification in Loef, Hamilton, Lewis, Raffone and Slapikas. An appeal to a higher court is pending with respect to the granting of class certification in Hamilton. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the financial statements as a whole.

•

purchased minority interests in title insurance agents as an inducement to refer title insurance underwriting business to the Company or gave items of value to title insurance agents and others for referrals of business, in each case in violation of the Real Estate Settlement Procedures Act, including

•	Edwards v. First American Financial Corporation, filed on June 12, 2007 and pending in the United States District Court for the Central District of California.

In Edwards a narrow class has been certified, however a motion to decertify that class and to compel arbitration is pending. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss.

•	conspired with its competitors to fix prices or otherwise engaged in anticompetitive behavior, including

•	Klein v. First American Title Insurance Company, et al., filed on July 10, 2012 and pending in the United States District Court for the District of Colombia, and

•	McCray v. First American Title Insurance Company, et al., filed on October 15, 2008 and pending in the United States District Court of Delaware.

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

All of these lawsuits, except Sjobring, Tavenner and Coleman, are putative class actions for which a class has not been certified. In Sjobring a class was certified but that certification was subsequently vacated. In Coleman, class certification was denied. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies. Currently, governmental agencies are examining or investigating certain of the Company’s operations. These exams or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, real estate settlement service customer acquisition and retention practices and agency relationships. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts. While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Note 17 – Segment Information

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides escrow and closing services; accommodates tax-deferred exchanges of real estate; maintains, manages and provides access to title plant records and images and provides banking, trust and investment advisory services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance and other insurance and guarantee products, as well as related settlement services in foreign countries, including Canada, the United Kingdom and various other established and emerging markets.

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

During the first quarter of 2012, the Company changed the allocation of certain expenses within its reportable segments and corporate division to reflect the performance of the Company’s reportable segments as reported to the chief operating decision maker. The expenses that were impacted as a result of the change in allocation include shared services expenses, benefit plan expense and interest expense. Prior period segment data has been reclassified to conform to the current presentation. For the three and nine months ended September 30, 2011, income before income taxes for the Company’s reportable segments were impacted as follows: increases of $3.9 million and $10.6 million, respectively, to the title insurance and services segment, increases of $0.1 million and $0.5 million, respectively, to the specialty insurance segment, and decreases of $4.0 million and $11.1 million, respectively, to the corporate division.

Selected financial information by reporting segment is as follows:

For the three months ended September 30, 2012:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,100,315	$141,907	$16,538	$19,072
Specialty Insurance	81,431	8,106	1,179	1,742
Corporate	27,876	6,254	712	—
Eliminations	(1,220)	(385)	—	—

	$1,208,402	$155,882	$18,429	$20,814

For the three months ended September 30, 2011:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$898,322	$52,763	$17,062	$14,638
Specialty Insurance	74,283	6,841	1,046	4,220
Corporate	(6,572)	(21,193)	910	221
Eliminations	(1,068)	—	—	—

	$964,965	$38,411	$19,018	$19,079

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

For the nine months ended September 30, 2012:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$3,003,507	$321,174	$49,539	$53,729
Specialty Insurance	235,218	34,216	3,351	2,913
Corporate	29,276	(35,283)	2,054	—
Eliminations	(3,003)	(385)	—	—

	$3,264,998	$319,722	$54,944	$56,642

For the nine months ended September 30, 2011:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,618,093	$97,821	$51,187	$42,170
Specialty Insurance	214,760	29,669	3,139	5,020
Corporate	(6,060)	(63,698)	2,658	251
Eliminations	(2,785)	385	—	—

	$2,824,008	$64,177	$56,984	$47,441

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PAGES 3-4 OF THIS QUARTERLY REPORT. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

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

Pending Accounting Pronouncements

In July 2012, the FASB issued updated guidance that is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets, other than goodwill, by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The updated guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with current guidance. The updated guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Management did not early adopt this guidance and does not expect this guidance to have a material impact on the Company’s condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

Summary of Third Quarter

A substantial portion of the revenues for the Company’s title insurance and services segment results from the sale, refinancing and foreclosure of residential and commercial real estate. In the specialty insurance segment, revenues associated with the initial year of coverage in both the home warranty and property and casualty operations are impacted by volatility in real estate transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.

A low interest rate environment typically has a favorable impact on many of the Company’s businesses. However, in recent years mortgage credit has been generally tight, which together with the uncertainty in general economic conditions, has impacted the demand for most of the Company’s products and services. During the third quarter of 2012, primarily due to the historically low interest rate environment and the gradual improvement in both the general economy and availability of mortgage credit, the Company observed a sizable increase in mortgage activity.

According to the Mortgage Bankers Association’s September 18, 2012 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 33.3% in the third quarter of 2012 when compared with the third quarter of 2011. According to the MBA Forecast, the dollar amount of purchase originations decreased 0.9% while refinance originations increased 51.7%.

The Company’s direct title operations opened 438,500 title orders during the three months ended September 30, 2012, an increase of 27.3% when compared with 344,500 title orders opened during the same period of the prior year. The increase in title orders opened was driven primarily by the significant increase in refinance activity. While market conditions and order volumes demonstrated improvement during the third quarter of 2012, the Company continues to maintain a tight control on expenses.

During the third quarter of 2012, the Company sold 8.9 million shares of CoreLogic common stock for an aggregate cash price of $207.9 million and recorded a net realized gain of $40.4 million. 6.0 million shares were sold by the Company’s holding company and 2.9 million shares were sold by the Company’s primary insurance subsidiary, First American Title Insurance Company, resulting in net realized gains to the corporate division and title insurance and services segment of $25.4 million and $15.0 million, respectively. At September 30, 2012, the Company no longer owns any CoreLogic common stock.

During the first quarter of 2012, the Company changed the allocation of certain expenses within its reportable segments and corporate division to reflect the performance of the Company’s reportable segments as reported to the chief operating decision maker. The expenses that were impacted as a result of the change in allocation include shared services expenses, benefit plan expense and interest expense. Prior period segment data has been reclassified to conform to the current presentation. For the three and nine months ended September 30, 2011, income before income taxes for the Company’s reportable segments were impacted as follows: increases of $3.9 million and $10.6 million, respectively, to the title insurance and services segment, increases of $0.1 million and $0.5 million, respectively, to the specialty insurance segment, and decreases of $4.0 million and $11.1 million, respectively, to the corporate division.

Title Insurance and Services

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenues
Direct premiums and escrow fees	$459,149	$355,557	$103,592	29.1%	$1,226,934	$984,907	$242,027	24.6%
Agent premiums	443,028	366,028	77,000	21.0	1,220,375	1,114,390	105,985	9.5
Information and other	158,803	158,490	313	0.2	481,503	466,211	15,292	3.3
Investment income	19,514	20,125	(611)	(3.0)	55,024	57,718	(2,694)	(4.7)
Net realized investment gains	19,821	2,064	17,757	N/M [1]	23,235	83	23,152	N/M [1]
Net other-than-temporary impairment losses recognized in earnings	—	(3,942)	3,942	N/M [1]	(3,564)	(5,216)	1,652	31.7

	1,100,315	898,322	201,993	22.5	3,003,507	2,618,093	385,414	14.7

Expenses
Personnel costs	317,197	274,106	43,091	15.7	894,122	802,912	91,210	11.4
Premiums retained by agents	355,191	293,583	61,608	21.0	978,703	893,382	85,321	9.6
Other operating expenses	197,030	176,341	20,689	11.7	558,541	533,636	24,905	4.7
Provision for policy losses and other claims	59,718	69,538	(9,820)	(14.1)	166,717	206,180	(39,463)	(19.1)
Depreciation and amortization	16,538	17,062	(524)	(3.1)	49,539	51,187	(1,648)	(3.2)
Premium taxes	12,063	14,049	(1,986)	(14.1)	32,718	30,796	1,922	6.2
Interest	671	880	(209)	(23.8)	1,993	2,179	(186)	(8.5)

	958,408	845,559	112,849	13.3	2,682,333	2,520,272	162,061	6.4

Income before income taxes	$141,907	$52,763	$89,144	169.0%	$321,174	$97,821	$223,353	228.3%

Margins	12.9%	5.9%	7.0%	118.6%	10.7%	3.7%	7.0%	189.2%

(1)	Not meaningful

Direct premiums and escrow fees were $459.1 million and $1.2 billion for the three and nine months ended September 30, 2012, respectively, increases of $103.6 million, or 29.1%, and $242.0 million, or 24.6%, when compared with the respective periods of the prior year. These increases were due to an increase in the number of title orders closed by the Company’s direct operations, which reflected the increase in mortgage originations, partially offset by a decrease in average revenues per order closed. The decreases in average revenues per order closed in the three and nine months ended 2012 when compared to the respective periods of the prior year, were primarily attributable to an increase in the mix of direct revenues generated from lower premium refinance transactions. The Company’s direct title operations closed 305,600 and 856,200 title orders during the three and nine months ended September 30, 2012, respectively, increases of 34.9% and 28.2% when compared with the same periods of the prior year. The average revenues per order closed were $1,502 and $1,433 for the three and nine months ended September 30, 2012, respectively, decreases of 4.3% and 2.8% when compared with the respective periods of the prior year.

Agent premiums were $443.0 million and $1.2 billion for the three and nine months ended September 30, 2012, respectively, increases of $77.0 million, or 21.0%, and $106.0 million, or 9.5%, when compared with the respective periods of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, third quarter agent premiums primarily reflected second quarter mortgage origination activity. The increase in agent premiums quarter over quarter was consistent with the 27.0% increase in the Company’s direct premiums and escrow fees in the second quarter of 2012 as compared with the second quarter of 2011. The Company continuously analyzes the terms and profitability of its title agency relationships and, where it deems it necessary, amends agent agreements to the extent possible.

Information and other revenues primarily consist of revenues generated from fees associated with title search and related reports, title and other real property records and images, and other non-insured settlement services. These revenues generally trend with direct premiums and escrow fees but are typically less volatile since a portion of the revenues are subscription based and do not fluctuate with transaction volumes.

Information and other revenues were $158.8 million and $481.5 million for the three and nine months ended September 30, 2012, respectively, increases of $0.3 million, or 0.2%, and $15.3 million, or 3.3%, when compared with the same periods of the prior year. These increases primarily reflected higher demand for the Company’s title information products as a result of the increase in mortgage origination activity, offset by lower revenues in the Company’s Canadian operations in the current quarter due to a decline in mortgage transactions resulting primarily from a recent tightening of lending requirements.

Net realized investment gains totaled $19.8 million and $23.2 million for the three and nine months ended September 30, 2012, respectively, and $2.1 million and $0.1 million for the three and nine months ended September 30, 2011. These totals primarily reflected the net realized gains from the sales of investment securities, partially offset by impairments recorded on certain non-marketable investments and notes receivable. The 2012 net realized investment gains included $15.0 million in gains resulting from the sale of CoreLogic common stock during the three months ended September 30, 2012.

The title insurance and services segment recognized no other-than-temporary impairment losses for the three months ended September 30, 2012, and $3.6 million of other-than-temporary impairment losses for the nine months ended September 30, 2012, compared to $3.9 million and $5.2 million in the respective periods of the prior year. The other-than-temporary impairment losses recognized related to the Company’s non-agency mortgage-backed securities portfolio.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two competing factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $317.2 million and $894.1 million for the three and nine months ended September 30, 2012, respectively, increases of $43.1 million, or 15.7%, and $91.2 million, or 11.4%, when compared with the respective periods of the prior year. The increases were primarily due to higher incentive compensation driven by improved revenues and profitability and higher staffing levels required to support the increased order volume when compared to the respective periods of the prior year.

Agents retained $355.2 million and $978.7 million of title premiums generated by agency operations for the three and nine months ended September 30, 2012, respectively, which compares with $293.6 million and $893.4 million for the respective periods of the prior year. The percentage of title premiums retained by agents was 80.2% for the three and nine months ended September 30, 2012 and 2011.

Other operating expenses for the title insurance and services segment were $197.0 million and $558.5 million for the three and nine months ended September 30, 2012, respectively, increases of $20.7 million, or 11.7%, and $24.9 million, or 4.7%, when compared with the respective periods of the prior year. These increases were primarily due to increased production related expenses and higher temporary labor driven by the increase in order volumes, partially offset by a decline in legal expenses.

The provision for policy losses and other claims was $59.7 million and $166.7 million, or 6.6% and 6.8% of title premiums and escrow fees, for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2011, the provision for policy losses and other claims was $69.5 million and $206.2 million, or 9.6% and 9.8% of title premiums and escrow fees, respectively. The current quarter rate of 6.6% reflected an ultimate loss rate of 5.6% for the current policy year and a net increase in the loss reserve estimates for prior policy years. The three and nine months ended September 30, 2012 included approximately $8.0 million and $12.6 million, respectively, of net unfavorable development related to the Company’s guaranteed valuation product offered in Canada. There is substantial uncertainty as to the ultimate loss emergence for this product due to the following factors, among others, (i) claims associated with this product are generally made only after a foreclosure on the related property and foreclosure rates in Canada are difficult to predict and (ii) limited historical loss data exists as a result of the relatively recent introduction of this product in 2003. While the Company believes its claims reserve attributable to this product is adequate, this uncertainty increases the potential for adverse loss development relative to this product. The rate of 9.6% for the three months ended September 30, 2011 reflected an ultimate loss rate of 5.8% for the 2011 policy year and included $14.7 million in unfavorable development for prior policy years and a $13.0 million charge in connection with Bank of America’s lawsuit against the Company, which was settled during the fourth quarter of 2011. The rate of 9.8% for the nine months ended September 30, 2011 reflected a $45.3 million reserve strengthening adjustment recorded in the first quarter of 2011 related to the guaranteed valuation product offered in Canada.

Premium taxes were $12.1 million and $32.7 million for the three and nine months ended September 30, 2012, respectively, compared to $14.0 million and $30.8 million for the respective periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.3% for the three and nine months ended September 30, 2012, compared to 1.9% and 1.5% in the respective periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were higher in the prior year periods primarily due to incremental premium taxes paid in 2011 related to a state audit and a non-cash amount recorded in the third quarter of 2011 to adjust the accrued premium tax liability.

In general, the title insurance business is a lower profit margin business when compared to the Company’s specialty insurance segment. The lower profit margins reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinance transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margins for the three and nine months ended September 30, 2012 were 12.9% and 10.7%, respectively, compared with 5.9% and 3.7% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenues
Direct premiums	$76,697	$70,976	$5,721	8.1%	$219,986	$204,698	$15,288	7.5%
Information and other	303	477	(174)	(36.5)	1,196	1,221	(25)	(2.0)
Investment income	2,368	2,635	(267)	(10.1)	7,065	7,710	(645)	(8.4)
Net realized investment gains	2,063	195	1,868	N/M [1]	6,971	1,131	5,840	N/M [1]

	81,431	74,283	7,148	9.6	235,218	214,760	20,458	9.5

Expenses
Personnel costs	14,298	13,427	871	6.5	41,678	37,569	4,109	10.9
Other operating expenses	9,950	8,976	974	10.9	30,586	28,074	2,512	8.9
Provision for policy losses and other claims	46,491	42,639	3,852	9.0	121,559	112,746	8,813	7.8
Depreciation and amortization	1,179	1,046	133	12.7	3,351	3,139	212	6.8
Premium taxes	1,407	1,354	53	3.9	3,828	3,563	265	7.4

	73,325	67,442	5,883	8.7	201,002	185,091	15,911	8.6

Income before income taxes	$8,106	$6,841	$1,265	18.5%	$34,216	$29,669	$4,547	15.3%

Margins	10.0%	9.2%	0.8%	8.7%	14.5%	13.8%	0.7%	5.1%

(1)	Not meaningful

Direct premiums were $76.7 million and $220.0 million for the three and nine months ended September 30, 2012, respectively, increases of $5.7 million, or 8.1%, and $15.3 million, or 7.5%, when compared with the same periods of the prior year. These increases were due to an increase in premiums from both the home warranty and property and casualty divisions.

Net realized investment gains totaled $2.1 million and $7.0 million for the three and nine months ended September 30, 2012, respectively, and $0.2 million and $1.1 million for the three and nine months ended September 30, 2011, respectively. These totals reflected the net realized gains from the sales of investment securities.

Personnel costs and other operating expenses were $24.2 million and $72.3 million for the three and nine months ended September 30, 2012, respectively, increases of $1.8 million, or 8.2%, and $6.6 million, or 10.1%, when compared with the respective periods of the prior year. These increases were primarily attributable to increased salary expense associated with higher employee headcount and increased agent commissions associated with increased volume in the home warranty and property and casualty businesses. The increase for the nine months ended September 30, 2012 when compared to the same period of the prior year was also attributable to higher incentive compensation expense and increased amortization of deferred acquisition costs.

For the home warranty business, the provision for home warranty claims expressed as a percentage of home warranty premiums was 63.6% and 57.4% for the three and nine months ended September 30, 2012, respectively, which was largely unchanged from 65.1% and 56.7% for the same periods of the prior year. For the property and casualty business, the provision for property and casualty claims expressed as a percentage of property and casualty insurance premiums was 55.0% and 51.5% for the three and nine months ended September 30, 2012, respectively, compared with 50.9% and 52.0% for the same periods of the prior year. The increase in rate for the three months ended September 30, 2012 was primarily due to a higher incidence of large claims.

Premium taxes were $1.4 million and $3.8 million for the three and nine months ended September 30, 2012, respectively, compared with $1.4 million and $3.6 million for the same periods of the prior year. Premium taxes as a percentage of specialty insurance segment premiums were 1.8% and 1.7% for the three and nine months ended September 30, 2012, respectively, compared with 1.9% and 1.7% for the respective periods of the prior year.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margins for the three and nine months ended September 30, 2012 were 10.0% and 14.5%, respectively, up from 9.2% and 13.8% for the respective periods of the prior year.

Corporate

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change
Revenues
Investment income (losses)	$2,104	$(4,995)	$7,099	142.1%	$4,747	$(2,693)	$7,440	276.3%
Net realized investment gains (losses)	25,772	(1,577)	27,349	N/M [1]	24,529	(3,367)	27,896	N/M [1]

	27,876	(6,572)	34,448	N/M [1]	29,276	(6,060)	35,336	N/M [1]

Expenses
Personnel costs	12,645	4,417	8,228	186.3	35,662	28,222	7,440	26.4
Other operating expenses	6,134	5,884	250	4.2	18,790	16,658	2,132	12.8
Depreciation and amortization	712	910	(198)	(21.8)	2,054	2,658	(604)	(22.7)
Interest	2,131	3,410	(1,279)	(37.5)	8,053	10,100	(2,047)	(20.3)

	21,622	14,621	7,001	47.9	64,559	57,638	6,921	12.0

Income (loss) before income taxes	$6,254	$(21,193)	$27,447	129.5%	$(35,283)	$(63,698)	$28,415	44.6%

(1)	Not meaningful

Investment income totaled $2.1 million and $4.7 million for the three and nine months ended September 30, 2012, respectively, compared with investment losses of $5.0 million and $2.7 million for the same periods of the prior year. Investment income and losses at the corporate division primarily reflect earnings or losses on investments associated with the Company’s deferred compensation plan.

Net realized investment gains totaled $25.8 million and $24.5 million for the three and nine months ended September 30, 2012, respectively, which included $25.8 million in gains, before eliminating intercompany gains of $0.4 million, resulting from the sale of CoreLogic common stock during the three months ended September 30, 2012. Net realized investment losses totaled $1.6 million and $3.4 million for the three and nine months ended September 30, 2011, respectively. These losses primarily related to the impairments of a non-marketable investment and a corporate fixed asset.

Corporate personnel costs and other operating expenses were $18.8 million and $54.5 million for the three and nine months ended September 30, 2012, respectively, compared with $10.3 million and $44.9 million for the respective periods of the prior year. The increases for the three and nine months ended September 30, 2012 when compared to the respective periods of the prior year were primarily attributable to increased costs associated with the Company’s deferred compensation plan and, to a lesser extent, increased expenses allocated to the corporate division.

Interest expense totaled $2.1 million and $8.1 million for the three and nine months ended September 30, 2012, respectively, decreases of $1.3 million and $2.0 million when compared with the same periods of the prior year. The decreases for the three and nine months ended September 30, 2012 when compared to the respective periods of the prior year were primarily attributable to the refinancing of the Company’s credit facility to a lower interest rate in April 2012, a lower average outstanding balance on the credit facility in the current quarter when compared to the third quarter of 2011 and the pay down in December 2011 of an intercompany note payable to the title insurance and services segment.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the condensed consolidated financial statements. The Company’s inter-segment eliminations were not material for the three and nine months ended September 30, 2012 and 2011.

INCOME TAXES

The effective income tax rate (income tax expense as a percentage of income before income taxes) was 33.3% and 34.8% for the three and nine months ended September 30, 2012, respectively, compared with 44.6% and 40.5% for the respective periods of the prior year. The differences in the effective rates were primarily attributable to changes in the ratio of permanent tax differences to income before income taxes, the mix of taxable and non-taxable income for state tax purposes, losses in foreign jurisdictions for which no tax benefit was provided, return-to-provision adjustments related to the Company’s ability to claim foreign tax credits in 2011, and the release of valuation allowances against certain of the Company’s deferred tax assets.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and nine months ended September 30, 2012 was $103.9 million and $208.5 million, respectively, compared with $21.3 million and $38.2 million for the respective periods of the prior year. Net income attributable to the Company for the three and nine months ended September 30, 2012 was $103.5 million, or $0.95 per diluted share, and $207.8 million, or $1.92 per diluted share, respectively, compared with $21.0 million, or $0.20 per diluted share, and $38.0 million, or $0.36 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities amounted to $251.5 million after claim payments, net of recoveries, of $338.9 million for the nine months ended September 30, 2012, and cash provided by operating activities amounted to $35.7 million after claim payments, net of recoveries, of $354.2 million for the respective period of the prior year. The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2012 were purchases of debt and equity securities, repayment of debt, capital expenditures, business acquisitions, net increase in deposits with banks and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2012 were proceeds from the sales and maturities of debt and equity securities, increases in the deposit balances at the Company’s banking operations and proceeds from the issuance of debt. The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2011 were additions to the investment portfolio, capital expenditures, decreases in deposit balances at the Company’s banking operations and dividends to common stockholders. The most significant sources of cash and cash equivalents for the nine months ended September 30, 2011 were proceeds from the sales and maturities of debt and equity securities and proceeds from the note receivable from CoreLogic. The net effect of all activities on total cash and cash equivalents was an increase of $327.1 million for the nine months ended September 30, 2012, and a decrease of $97.8 million for the nine months ended September 30, 2011.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, share repurchases, capital expenditures, acquisitions and investments. In October of 2012, the Company’s board of directors declared a quarterly cash dividend of $0.12 per common share, representing a 50% increase from the prior level of $0.08 per common share. The cash dividend is payable on December 31, 2012 to shareholders of record as of December 14, 2012. The Company expects that it will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, industry practice, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock, of which $147.5 million remains as of September 30, 2012. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2012.

Holding Company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other potential factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of September 30, 2012, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries in 2012 is $183.0 million. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of September 30, 2012, the holding company’s sources of liquidity include $231.1 million of cash and $400.0 million available on the Company’s $600.0 million revolving credit facility. Management believes that its liquidity at the holding company is sufficient to satisfy its anticipated cash requirements and obligations for at least the next twelve months. During the third quarter of 2012, the holding company sold its remaining 6.0 million shares of CoreLogic common stock for an aggregate cash price of $137.8 million.

Financing. On April 17, 2012, the Company entered into a senior secured credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $600.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments will terminate on April 17, 2016.

The agreement replaced the Company’s $400.0 million senior secured credit agreement that had been in place since April 2010, which was terminated immediately prior to entry into the new agreement. In connection with the closing, the Company paid off the $200.0 million outstanding balance under the prior agreement and borrowed $200.0 million under the new agreement. Proceeds under the credit agreement may be used for general corporate purposes. At September 30, 2012, the Company had outstanding borrowings of $200.0 million under the facility and the interest rate associated with amounts borrowed under the facility was 2.22%.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans and the Collateral Agent may exercise remedies under the collateral documents. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. The financial covenants under the credit agreement include maximum leverage and minimum net worth requirements. As of September 30, 2012, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under the credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities financed as collateral under repurchase agreements are used as short-term funding sources. To maintain these agreements, the Company routinely enters into short duration financing transactions. During the three and nine months ended September 30, 2012, the Company financed securities for funds received totaling $19.2 million and $39.1 million, respectively, under these agreements. As of September 30, 2012, no amounts remained outstanding under these agreements.

Notes and contracts payable as a percentage of total capitalization was 10.7% and 12.8% at September 30, 2012 and December 31, 2011, respectively.

Investment Portfolio. As of September 30, 2012, the Company’s debt and equity investment securities portfolio consisted of approximately 93% of fixed income securities. As of that date, approximately 70% of the Company’s fixed income investments were held in securities that are United States government-backed or rated AAA, and approximately 99% of the fixed income portfolio was rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on S&P and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

The table below outlines the composition of the investment portfolio in an unrealized loss position by credit rating (percentages are based on the amortized cost basis of the investments) as of September 30, 2012. Credit ratings are based on S&P and Moody’s published ratings and are exclusive of insurance effects. If a security was rated differently by both rating agencies, the lower of the two ratings was selected:

September 30, 2012	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade/Not Rated
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	100.0%	0.0%	0.0%
Foreign bonds	97.4%	2.6%	0.0%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed securities	0.0%	0.0%	100.0%
Corporate debt securities	67.6%	32.4%	0.0%
Preferred stock	0.0%	100.0%	0.0%

	85.2%	2.3%	12.5%

In connection with the Separation, TFAC issued to the Company a number of shares of its common stock that resulted in the Company owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation. In April 2011, the Company sold 4.0 million shares for an aggregate cash price of $75.8 million. During the third quarter of 2012, the Company sold the remaining 6.0 million shares held at the holding company and the remaining 2.9 million shares held at First American Title Insurance Company for an aggregate cash price of $207.9 million. At September 30, 2012, the Company no longer owns any CoreLogic common stock.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements. The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $3.9 billion and $3.1 billion at September 30, 2012 and December 31, 2011, respectively, of which $1.2 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated balance sheets in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $3.1 billion and $2.8 billion at September 30, 2012 and December 31, 2011, respectively, and were held or managed by First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not the Company’s assets under U.S. generally accepted accounting principles and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $575.5 million and $564.7 million at September 30, 2012 and December 31, 2011, respectively. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

At September 30, 2012 and December 31, 2011, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $22.6 million and $24.2 million, respectively. The guarantee arrangements relate to promissory notes and other contracts, and contingently require the Company to make payments to the guaranteed party based on the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential amount of future payments under these guarantees totaled $22.6 million at September 30, 2012 and $24.2 million at December 31, 2011, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its condensed consolidated balance sheets related to these guarantees at September 30, 2012 and December 31, 2011.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of September 30, 2012, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

All of these lawsuits are putative class actions. A court has only granted class certification in Loef, Hamilton, Lewis, Raffone and Slapikas. An appeal to a higher court is pending with respect to the granting of class certification in Hamilton. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the financial statements as a whole.

•

purchased minority interests in title insurance agents as an inducement to refer title insurance underwriting business to the Company or gave items of value to title insurance agents and others for referrals of business, in each case in violation of the Real Estate Settlement Procedures Act, including

•	Edwards v. First American Financial Corporation, filed on June 12, 2007 and pending in the United States District Court for the Central District of California.

In Edwards a narrow class has been certified, however a motion to decertify that class and to compel arbitration is pending. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss.

•	conspired with its competitors to fix prices or otherwise engaged in anticompetitive behavior, including

•	Klein v. First American Title Insurance Company, et al., filed on July 10, 2012 and pending in the United States District Court for the District of Colombia, and

•	McCray v. First American Title Insurance Company, et al., filed on October 15, 2008 and pending in the United States District Court of Delaware.

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

All of these lawsuits, except Sjobring, Tavenner and Coleman, are putative class actions for which a class has not been certified. In Sjobring a class was certified but that certification was subsequently vacated. In Coleman, class certification was denied. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies. Currently, governmental agencies are examining or investigating certain of the Company’s operations. These exams or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, real estate settlement service customer acquisition and retention practices and agency relationships. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts. While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of September 30, 2012 are $894.7 million. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

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

11. Changes in the Company’s relationships with large mortgage lenders could adversely affect the Company

A relatively small number of lenders originate a majority of the mortgages in the United States and Canada. Due to the consolidated nature of the industry, the Company derives a significant percentage of its revenues from a relatively small base of lenders, and their borrowers, which enhances the negotiating power of these lenders with respect to the pricing and the terms on which they purchase the Company’s products and other matters. These circumstances could adversely affect the Company’s revenues and profitability. Changes in the Company’s relationship with any of these lenders, the loss of all or a portion of the business the Company derives from these lenders or any refusal of these lenders to accept the Company’s policies could have a material adverse effect on the Company.

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

13. The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income securities (including mortgage-backed securities). The investment portfolio also includes money-market and other short-term investments, as well as some preferred and common stock. Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk. The risk of loss associated with the portfolio is increased during periods of instability in credit markets and economic conditions. If the carrying value of the investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of the investments, which could have a material adverse effect on the Company’s results of operations, statutory surplus and financial condition.

14. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend upon, among other factors, the future performance of assets held in trust for the plan. The pension plan was underfunded as of September 30, 2012 by approximately $122.0 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings and expenses require adjustment. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

15. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 75 to 85 percent of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than six years, while possible, is not considered reasonably likely. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $113.6 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be inaccurate and actual claims experience may vary from the expected claims experience.

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

19. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of September 30, 2012, under such regulations, the maximum amount of dividends, loans and advances available in 2012 from these insurance subsidiaries was $183.0 million.

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
Max O. Valdes
Chief Financial Officer (Principal Financial Officer)

Date: October 26, 2012

EXHIBIT INDEX

Exhibit No.	Description	Location

10.1	Second Amended and Restated Secured Promissory Note of First American Financial Corporation to First American Title Insurance Company in the amount of $83,878,422.04, dated as of September 30, 2012.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.