Form 10-K
period 2012-12-31
First American Financial Corp
filed 2013-02-28
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was $1,749,148,774.

On February 19, 2013, there were 107,545,474 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2013 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE COMPANY’S PURSUIT OF GROWTH OPPORTUNITIES IN ITS CORE BUSINESS AND MAKING OF INVESTMENTS DESIGNED TO IMPROVE THE CUSTOMER EXPERIENCE;

•	THE EFFECT OF A DECREASE IN PRODUCTS OR SERVICES PURCHASED BY OR FOR THE BENEFIT OF THE COMPANY’S MOST SIGNIFICANT CUSTOMERS;

•	FUTURE ACTIONS TO BE TAKEN IN CONNECTION WITH THE COMPANY’S REVIEW OF ITS AGENCY RELATIONSHIPS;

•	THE COMPANY’S CONTINUED PRACTICE OF ASSUMING AND CEDING LARGE TITLE INSURANCE RISKS THROUGH REINSURANCE;

•	THE COMPETITIVE IMPORTANCE OF PRICE AND QUALITY AND TIMELINESS OF SERVICE;

•	CONTINUED PRICE AND AGENCY SPLIT ADJUSTMENTS;

•	THE ADEQUACY OF THE ALLOWANCE AGAINST PROBABLE LOAN LOSSES;

•	THE LIKELIHOOD OF CHANGES IN EXPECTED ULTIMATE LOSSES AND CORRESPONDING LOSS RATES AND RELATED ASSUMPTIONS;

•	THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;

•	FUTURE PAYMENT OF DIVIDENDS;

•	THE HOLDING OF AND EXPECTED CASH FLOW FROM DEBT SECURITIES AND ASSUMPTIONS RELATING THERETO;

•	POTENTIAL FUTURE IMPAIRMENT CHARGES AND RELATED ASSUMPTIONS;

•	THE EFFECT OF PENDING ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;

•	EXPENSE MANAGEMENT EFFORTS;

•	THE COMPANY’S CONTINUED MONITORING OF ORDER VOLUMES AND RELATED STAFFING LEVELS, AND ADJUSTMENTS TO STAFFING LEVELS AS NECESSARY;

•	ULTIMATE LOSS EMERGENCE AND CLAIMS RESERVES FOR THE GUARANTEED VALUATION PRODUCT OFFERED IN CANADA;

•	UNCERTAINTY AND VOLATILITY IN THE CURRENT ECONOMIC ENVIRONMENT AND ITS EFFECT ON TITLE CLAIMS;

•	THE VARIANCE BETWEEN ACTUAL CLAIMS EXPERIENCE AND PROJECTIONS AND FUTURE RESERVE ADJUSTMENTS BASED ON UPDATED ESTIMATES OF FUTURE CLAIMS;

•	IMPROVEMENT OF SPECIALTY INSURANCE PROFIT MARGINS AS REVENUES INCREASE;

•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS;

•	THE TIMING OF CLAIM, PENSION AND SUPPLEMENTAL BENEFIT PLAN PAYMENTS;

•	EXPECTED MATURITY DATES OF CERTAIN ASSETS AND LIABILITIES THAT ARE SENSITIVE TO CHANGES IN INTEREST RATES;

•	THE UNITED STATES GOVERNMENT’S COMMITMENT TO ENSURING THAT FANNIE MAE AND FREDDIE MAC HAVE SUFFICIENT CAPITAL TO PERFORM UNDER GUARANTEES ISSUED AND TO MEET THEIR DEBT OBLIGATIONS;

•	ASSUMPTIONS UNDERLYING GOODWILL VALUATIONS;

•

THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES, POTENTIAL TAX PROVISIONS IN CONNECTION WITH THE EARNINGS OF FOREIGN SUBSIDIARIES AND THE ADEQUACY OF TAX AND RELATED INTEREST ESTIMATES IN CONNECTION WITH EXAMINATIONS BY TAX AUTHORITIES;

•	NET ACTUARIAL LOSS AND PRIOR SERVICE CREDIT RELATING TO PENSION PLANS;

•	EXPECTED BENEFIT AND PENSION PLAN CONTRIBUTIONS, PAYMENTS AND INVESTMENT STRATEGY AND ASSET AND LIABILITY ASSUMPTIONS;

•	COMPENSATION COST RECOGNITION ASSOCIATED WITH UNVESTED RESTRICTED STOCK UNITS; AND

•	RESERVES FOR POTENTIAL LIABILITIES TO BE SHARED BETWEEN THE COMPANY AND CORELOGIC, INC. IN CONNECTION WITH THEIR SEPARATION,

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE:

•	INTEREST RATE FLUCTUATIONS;

•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;

•	VOLATILITY IN THE CAPITAL MARKETS;

•	UNFAVORABLE ECONOMIC CONDITIONS;

•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;

•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;

•	CHANGES IN APPLICABLE GOVERNMENT REGULATIONS;

•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;

•	REGULATION OF TITLE INSURANCE RATES;

•	REFORM OF GOVERNMENT-SPONSORED MORTGAGE ENTERPRISES;

•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;

•	PRODUCT MIGRATION;

•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS;

•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;

•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;

•	EXPENSES OF AND FUNDING OBLIGATIONS TO THE PENSION PLAN;

•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;

•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;

•	SYSTEMS INTERRUPTIONS AND INTRUSIONS, WIRE TRANSFER ERRORS OR UNAUTHORIZED DATA DISCLOSURES;

•	INABILITY TO REALIZE THE BENEFITS OF THE COMPANY’S OFFSHORE STRATEGY;

•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS; AND

•	OTHER FACTORS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I

Item 1. Business

The Company

First American Financial Corporation (the “Company”) was incorporated in the state of Delaware in January 2008 to serve as the holding company of The First American Corporation’s (“TFAC’s”) financial services businesses following the spin-off of those businesses from TFAC (the “Separation”). The Separation was consummated on June 1, 2010, at which time the Company’s common stock was listed on the New York Stock Exchange under the ticker symbol “FAF.” The businesses operated by the Company’s subsidiaries have, in some instances, been in existence since the late 1800s.

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

The substantial majority of our business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal. During the most recent real estate and mortgage cycle, we primarily emphasized expense control and operational efficiency. However, we believe the markets have experienced a degree of improvement and, consequently, in conjunction with our continuing efforts pertaining to operating efficiency, we have modified our strategy to pursue opportunities to grow our core business and make investments designed to improve our customer’s experience with our products and services.

Title Insurance and Services Segment

Our title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; maintains, manages and provides access to title plant records and images; and provides banking, trust and investment advisory services. In 2012, 2011, and 2010 the Company derived 92.5%, 92.7%, and 92.5% of its consolidated revenues, respectively, from this segment.

Overview of Title Insurance Industry

In many instances mortgage lenders and purchasers of real estate desire to be protected from loss or damage in the event of defects in the title they acquire. Title insurance is a means of providing such protection.

Title Policies.    Title insurance policies insure the interests of owners or lenders against defects in the title to real property. These defects include adverse ownership claims, liens, encumbrances or other matters affecting title. Title insurance policies generally are issued on the basis of a title report, which is typically prepared after a search of one or more of public records, maps, documents and prior title policies to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. In certain limited instances, a visual inspection of the property is also made. To facilitate the preparation of title reports, copies and/or abstracts of public records, maps, documents and prior title policies may be compiled and indexed to specific properties in an area. This compilation is known as a “title plant.”

The beneficiaries of title insurance policies usually are real estate buyers and mortgage lenders. A title insurance policy indemnifies the named insured and certain successors in interest against title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions. The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price of the property. In some cases the policy might provide insurance in a greater amount where the buyer anticipates constructing improvements on the property. Coverage under a title insurance policy issued to a mortgage lender generally terminates upon repayment of the mortgage loan. Coverage under a title insurance policy issued to a buyer generally terminates upon the sale of the insured property.

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

Issuing the Policy: Direct vs. Agency.    A title insurance policy can be issued directly by a title insurer or indirectly on behalf of a title insurer through agents, which may not themselves be licensed as insurers and which usually operate independently of the title insurer and often issue policies for more than one insurer. Where the policy is issued by a title insurer, the search is performed by or on behalf of the title insurer, and the premium is collected and retained by the title insurer. Where the policy is issued by an agent, the agent typically performs the search, examines the title, collects the premium and retains a portion of the premium. The agent remits the remainder of the premium to the title insurer as compensation for the insurer bearing the risk of loss in the event a claim is made under the policy and for other services the insurer may provide. The percentage of the premium retained by an agent varies from region to region. A title insurer is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issues its policy directly or indirectly through an agent. Under certain circumstances the title insurer may seek recovery of all or a portion of this loss from the agent or the agent’s insurance carrier.

Premiums.    The premium for title insurance is typically due and earned in full when the real estate transaction is closed. Premiums generally are calculated with reference to the policy amount. The premium charged by a title insurer or an agent is subject to regulation in most areas. Such regulations vary from state to state.

Our Title Insurance Operations

Overview.    We conduct our title insurance and closing business through a network of direct operations and agents. Through this network, we issue policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. We also offer title insurance, closing services and similar or related products and services, either directly or through third parties in foreign countries, including Canada, the United Kingdom, Australia and various other established and emerging markets as described in the “International Operations” section below.

Customers, Sales and Marketing.    We believe that two institutions, Wells Fargo & Company and JPMorgan Chase & Co., together with their affiliates, originate or are involved in over 35% of the mortgages in the United States. Each of these institutions purchases title insurance policies and other products and services from us. These institutions also benefit from products and services which are purchased for their benefit by others, such as title insurance policies purchased by borrowers as a condition to the making of a loan. The refusal of one or more of these or other significant lending institutions to purchase products and services from us or to accept our products and services that are to be purchased for their benefit could have a material adverse effect on the title insurance and services segment.

We distribute our title insurance policies and related products and services (directly as well as through our agents) through various channels. In our “distributed” channel, the direct distribution of our policies and related products and services occurs through local sales representatives located at numerous offices throughout the United States where real estate transactions are handled. Title insurance policies issued and other products and services delivered through this channel are primarily delivered in connection with sales and refinances of residential real property, although commercial transactions are also handled through this channel. We also distribute our title policies and related products and services through centralized channels, including a “commercial” channel that is focused on transactions involving commercial real estate, a “national lender” channel dedicated to refinance transactions involving large financial institutions, a “default” channel related to defaults and other pre-foreclosure activity, as well as foreclosures, and a “homebuilders” channel focused on newly constructed residential property.

Within each channel, our marketing efforts are focused on the primary sources of business referrals. For the distributed business, these are real estate agents and brokers, mortgage brokers, real estate attorneys, mortgage originators, homebuilders and escrow service providers. For the commercial channel we market primarily to investors, including real estate investment trusts, insurance companies and asset managers, as well as to law firms, commercial banks, investment banks, mortgage brokers and the owners of commercial real estate. In the national lender channel and the default channel our marketing efforts are focused on mortgage originators and servicers as well as governmental sponsored enterprises. We market primarily to homebuilders in the centralized homebuilder channel. In some instances we may supplement the efforts of our sales force with general marketing, including advertising in various trade and professional journals. Our marketing efforts emphasize the quality and timeliness of our services, our financial strength, process innovation and our national presence.

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

Agency Operations. As described above, we also issue title insurance policies through a network of agents. Our agreements with our agents state the conditions under which the agent is authorized to issue title insurance policies on our behalf. The agency agreement also prescribes the circumstances under which the agent may be liable to us if a policy loss occurs. Such agency agreements typically are terminable without cause after a specified notice period has been met and are terminable immediately for cause. As is standard in our industry, our agents typically operate with a substantial degree of independence from us and frequently act as agents for other title insurers. We evaluate the profitability of our agency relationships on an ongoing basis, including a review of premium splits, deductibles and claims. As a result, from time to time we may terminate or renegotiate the terms of some of our agency relationships.

In determining whether to engage an independent agent, we often obtain information about the agent, including the agent’s experience and background. We maintain loss experience records for each agent and also maintain agent representatives and agent auditors. Our agents typically are subject to audit or examination. In addition to routine examinations, other examinations may be triggered if certain “warning signs” are evident. Adverse findings in an agency audit may result in various actions, including, if warranted, termination of the agency relationship.

International Operations.    We provide products and services in numerous countries outside of the United States, and our international operations accounted for approximately 7.9% of our title insurance and services segment revenues in 2012. Today we have direct operations and a physical presence in several countries including Canada, the United Kingdom and Australia. Additionally, through local companies we have provided products and services in many other countries. While reliable data are not available, we believe that we have the largest market share for title insurance outside of the United States. The Company’s revenues from external customers and long-lived assets are broken down between domestic and foreign operations in Note 23 Segment Financial Information to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

Our range of international products and services is designed to lower our clients’ risk profiles and reduce their operating costs through enhanced operational efficiencies. In established markets, primarily British Commonwealth countries, we have combined title insurance with customized processing offerings to enhance the speed and efficiency of the mortgage and conveyancing processes. In these markets we also offer products designed to mitigate risk and otherwise facilitate real estate transactions.

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

Title Plants.    Our collection of title plants constitutes one of our principal assets. A title search is typically conducted by searching the abstracted information from public records or utilizing a title plant holding information abstracted from public records. While public title records generally are indexed by reference to the names of the parties to a given recorded document, our title plants primarily arrange their records on a geographic basis. Because of this difference, title plant records generally may be searched more efficiently, which we believe reduces the risk of errors associated with the search. Many of our title plants also index prior policies, adding to searching efficiency. Certain locations utilize jointly owned plants or utilize a plant under a joint user agreement with other title companies. In addition to these ownership interests, we are in the business of maintaining, managing and providing access to title plant records and images that may be owned by us or other parties. We believe that our title plants, whether wholly or partially owned or utilized under a joint user agreement, are among the best in the industry.

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

Reinsurance and Coinsurance.    We plan to continue our practice of assuming and ceding large title insurance risks through reinsurance. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer. The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss. The primary insurer generally remains liable to its insured for the total risk, but is reinsured under the terms of the reinsurance agreement. Prior to 2010, our title insurance arrangements primarily involved other industry participants. Beginning in January of 2010, we established a global reinsurance program involving treaty reinsurance provided by a global syndicate of highly rated non-industry reinsurers. Subject to certain limitations, the program generally covers claims made while the program is in effect.

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

We believe that competition for title insurance and related products and services is based primarily on the price of the title insurance policy (except in states where a uniform price has been established by a regulator) and the price, quality and timeliness of the related products and services. Customer service is an important competitive factor because parties to real estate transactions are usually concerned with time schedules and costs associated with delays in closing transactions. In certain transactions, such as those involving commercial properties, financial strength is also important. As part of our on-going strategy, we regularly evaluate our pricing and agent splits, and based on competitive, market and regulatory conditions and claims history, among other factors, intend to continue to adjust our prices and agent splits as and where appropriate.

Trust and Investment Advisory Services.    Our federal savings bank subsidiary offers trust and investment advisory services, deposit services and asset management services. As of December 31, 2012, this company managed $1.3 billion of assets, administered fiduciary and custodial assets having a market value in excess of $2.8 billion, had assets of $1.6 billion, deposits of $1.5 billion and stockholder’s equity of $137.6 million.

Lending and Deposit Products.    During the third quarter of 2011, we began the multi-year process of winding-down the operations of our industrial bank, First Security Business Bank. Prior to initiating the wind-down, our industrial bank subsidiary accepted deposits and used these deposits to purchase or originate loans secured by commercial properties primarily in Southern California. Currently, the industrial bank continues to accept and service deposits and to service its existing loan portfolio, but is no longer originating or purchasing new loans. As of December 31, 2012, the industrial bank had approximately $82.4 million of deposits and $107.3 million of loans outstanding.

The industrial bank did not originate or purchase any loans in 2012. The average loan balance outstanding at December 31, 2012, was $563 thousand. Loans were made only on a secured basis, at loan-to-value percentages generally less than 70 percent. The majority of the industrial bank’s loans were made on a fixed-to-floating rate basis. The average yield on the industrial bank’s loan portfolio for the year ended December 31, 2012, was 6.31 percent. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. The industrial bank’s average loan to value was approximately 43 percent at December 31, 2012.

The performance of the industrial bank’s loan portfolio is evaluated on an ongoing basis by management of the industrial bank. The industrial bank generally places a loan on non-accrual status when more than three contractual payments are missed, which usually represent past due payments of between 60 to 90 days or more. The industrial bank’s general policy is to reverse from income previously accrued but unpaid interest. While a loan is classified under non-accrual status and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time. Interest income on non-accrual loans that would have been recognized during the year ended December 31, 2012, if all of such loans had been current in accordance with their original terms, totaled $138 thousand.

The following table sets forth the amount of the industrial bank’s non-performing loans as of the dates indicated.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Nonperforming Assets:
Loans accounted for on a non-accrual basis	$2,597	$4,910	$2,441	$603	$—

Total	$2,597	$4,910	$2,441	$603	$—

Based on a variety of factors concerning the creditworthiness of its borrowers, the industrial bank determined that it had five non-performing assets as of December 31, 2012.

The industrial bank’s allowance for loan losses is established through charges to earnings in the form of provision for loan losses. Loan losses are charged to, and recoveries are credited to, the allowance for loan losses. The provision for loan losses is determined after considering various factors, such as loan loss experience, maturity of the portfolio, size of the portfolio, borrower credit history, the existing allowance for loan losses, current charges and recoveries to the allowance for loan losses, the overall quality of the loan portfolio, and current economic conditions, as determined by management of the industrial bank, regulatory agencies and independent credit review specialists. While many of these factors are essentially a matter of judgment and may not be reduced to a mathematical formula, we believe that, in light of the collateral securing its loan portfolio, the industrial bank’s current allowance for loan losses is an adequate allowance against probable losses incurred as of December 31, 2012.

The following table provides certain information with respect to the industrial bank’s allowance for loan losses as well as charge-off and recovery activity.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except percentages)
Allowance for Loan Losses:
Balance at beginning of year	$4,171	$3,271	$2,071	$1,600	$1,488

Charge-offs:
Real estate—mortgage	278	—	—	—	—
Assigned lease payments	—	—	—	—	—

	278	—	—	—	—

Recoveries:
Real estate—mortgage	—	—	—	—	—
Assigned lease payments	—	—	—	—	—

	—	—	—	—	—

Net (charge-offs) recoveries	—	—	—	—	—
Provision for losses	—	900	1,200	471	112

Balance at end of year	$3,893	$4,171	$3,271	$2,071	$1,600

Ratio of net charge-offs during the year to average loans outstanding during the year	0.23%	—%	—%	—%	—%

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

	Year Ended December 31,
	2012		2011		2010		2009		2008
	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
	(in thousands, except percentages)
Loan Categories:
Real estate-mortgage	$3,893	100	$4,171	100	$3,271	100	$2,071	100	$1,600	100
Other	—	—	—	—	—	—	—	—	—	—

	$3,893	100	$4,171	100	$3,271	100	$2,071	100	$1,600	100

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

Our domestic subsidiaries that operate in the title insurance industry or the property and casualty insurance industry are subject to regulation by state insurance regulators. Each of our underwriters, or insurers, is regulated primarily by the insurance department or equivalent governmental body within the jurisdiction of its organization, which oversees compliance with the laws and regulations pertaining to such insurer. For example, our primary title insurance underwriter is a California corporation and, accordingly, is primarily regulated by the California Department of Insurance. Insurance regulations pertaining to insurers typically place limits on, among other matters, the ability of the insurer to pay dividends to its parent company or to enter into transactions with affiliates. They also may require approval of the insurance commissioner prior to a third party directly or indirectly acquiring “control” of the insurer.

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

Our foreign insurance subsidiaries are regulated primarily by regulatory authorities in the regions, provinces and/or countries in which they operate and secondarily by the domestic regulator of First American Title Insurance Company as a part of the First American insurance holding company system. Each of these regions, provinces and countries has established a regulatory framework with respect to the oversight of compliance with its laws and regulations. Therefore, our foreign insurance subsidiaries are generally subject to regulatory review, examination, investigation and enforcement in a similar manner as our domestic insurance subsidiaries, subject to local variations.

Our underwritten title companies and property and casualty insurance agencies are also subject to certain regulation by insurance regulatory or banking authorities, including, but not limited to, minimum net worth requirements, licensing requirements, statistical reporting requirements, rate filing requirements and marketing restrictions.

In addition to state-level regulation, our domestic subsidiaries that operate in the insurance business, as well as our home warranty subsidiaries and certain other subsidiaries are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The CFPB has broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Real Estate Settlement Procedures Act formerly placed with the Department of Housing and Urban Development. In addition to other activities, the CFPB has proposed regulations related to, among other things, the simplification of financing documentation and the required delivery of documentation by the lender to consumers in connection with the closing of a real estate transaction.

In addition, our home warranty and settlement services businesses are subject to regulation in some states by insurance authorities or other applicable regulatory entities. Our federal savings bank and industrial bank are both subject to regulation by the Federal Deposit Insurance Corporation. Our federal savings bank is regulated by the Office of the Comptroller of the Currency, with the Federal Reserve Board supervising its parent holding companies. The industrial bank is regulated by the California Department of Financial Institutions.

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

As of December 31, 2012, our debt and equity investment securities portfolio consists of approximately 93 percent of fixed income securities. As of that date, over 70 percent of our fixed income investments are held in securities that are United States government-backed or rated AAA, and approximately 99 percent of the fixed income portfolio is rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on Standard & Poor’s and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

In addition to our debt and equity investment securities portfolio, we maintain certain money-market and other short-term investments. We also hold strategic equity investments in companies engaged in our businesses or similar or related businesses.

Employees

As of December 31, 2012, the Company employed 17,312 people on either a part-time or full-time basis.

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

1. Conditions in the real estate market generally impact the demand for a substantial portion of the Company’s products and services and the Company’s claims experience

Demand for a substantial portion of the Company’s products and services generally decreases as the number of real estate transactions in which its products and services are purchased decreases. The number of real estate transactions in which the Company’s products and services are purchased decreases in the following situations:

•	when mortgage interest rates are high or rising;

•	when the availability of credit, including commercial and residential mortgage funding, is limited; and

•	when real estate values are declining.

These circumstances, particularly declining real estate values and the increase in foreclosures that often results therefrom, also tend to adversely impact the Company’s title claims experience.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of December 31, 2012 are $0.9 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.

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

Governmental entities have routinely inquired into certain practices in the real estate settlement services industry to determine whether certain of the Company’s businesses or its competitors have violated applicable laws, which include, among others, the insurance codes of the various jurisdictions and the Real Estate Settlement Procedures Act and similar state, federal and foreign laws. Departments of insurance in the various states, federal regulators and applicable regulators in international jurisdictions, either separately or together, also periodically conduct targeted inquiries into the practices of title insurance companies and other settlement services providers in their respective jurisdictions.

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

12. A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory capital and surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A3” by Moody’s Investor Services, Inc., “A-” by Fitch Ratings Ltd., “BBB+” by Standard & Poor’s Ratings Services and “A-” by A.M. Best Company, Inc. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The Company’s principal title insurance underwriter maintained approximately $959.0 million of total statutory capital and surplus as of December 31, 2012. Accordingly, if the ratings or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

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

14. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend upon, among other factors, the future performance of assets held in trust for the plan and interest rates. The pension plan was underfunded as of December 31, 2012 by approximately $130.2 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings, expenses and interest rates require adjustment. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

15. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 75 to 85 percent of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than six years, while possible, is not considered reasonably likely. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $110.5 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

18. The Company may not be able to realize the benefits of its offshore strategy

The Company utilizes lower cost labor in foreign countries, such as India and the Philippines, among others. These countries are subject to relatively high degrees of political and social instability and may lack the infrastructure to withstand natural disasters. Such disruptions could decrease efficiency and increase the Company’s costs in these countries. Weakness of the United States dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through this strategy. Furthermore, the practice of utilizing labor based in foreign countries is subject to heightened scrutiny in the United States and, as a result, some of the Company’s customers may require it to use labor based in the United States. Laws or regulations that require the Company to use labor based in the United States or effectively increase the cost of the Company’s foreign labor also could be enacted. The Company may not be able to pass on these increased costs to its customers.

19. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of December 31, 2012, under such regulations, the maximum amount of dividends, loans and advances available in 2013 from these insurance subsidiaries, without prior approval from applicable regulators, was $405.4 million.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

We maintain our executive offices at MacArthur Place in Santa Ana, California. This office campus consists of five office buildings, a technology center and a two-story parking structure, totaling approximately 490,000 square feet. Three office buildings, totaling approximately 210,000 square feet, and the fixtures thereto and underlying land, are subject to a deed of trust and security agreement securing payment of a promissory note evidencing a loan made in October 2003, to our principal title insurance subsidiary in the original sum of $55 million. This loan is payable in monthly installments of principal and interest, is fully amortizing and matures November 1, 2023. The outstanding principal balance of this loan was $36.9 million as of December 31, 2012. The technology center referred to above is primarily utilized and maintained by the Company but also houses physically segregated servers belonging to and maintained by an unrelated third party.

One of our subsidiaries in the title insurance and services segment leases an aggregate of approximately 126,000 square feet of office space in four buildings of the International Technology Park in Bangalore, India pursuant to various lease agreements. Most of the space is leased pursuant to agreements that expire in 2014 and the current term of the other lease expires in 2015.

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

All of these lawsuits are putative class actions. A court has only granted class certification in Hamilton, Lewis, Raffone and Slapikas. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the financial statements as a whole.

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

In Edwards a narrow class has been certified. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss.

•	conspired with its competitors to fix prices or otherwise engaged in anticompetitive behavior, including

•	Klein v. First American Title Insurance Company, et al., filed on July 10, 2012 and pending in the United States District Court for the District of Columbia.

Klein is a putative class action for which a class has not been certified. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

•	Carrera v. First American Home Buyers Protection Corporation, filed on September 23, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,

•	Coleman v. First American Home Buyers Protection Corporation, et al., filed on August 24, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Eide v. First American Title Company, filed on February 26, 2010 and pending in the Superior Court of the State of California, County of Kern,

•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,

•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Kirk v. First American Financial Corporation, filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Muehling v. First American Title Company, filed on December 11, 2012 and pending in the Superior Court of the State of California, County of Alameda,

•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Smith v. First American Title Insurance Company, filed on November 23, 2011 and pending in the United States District Court for the Western District of Washington,

•	Tavenner v. Talon Group, filed on August 18, 2009 and pending in the United States District Court for the Western District of Washington, and

•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

All of these lawsuits, except Kirk, Sjobring, and Tavenner, are putative class actions for which a class has not been certified. In Sjobring a class was certified but that certification was subsequently vacated. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 19, 2013, was 2,894.

High and low stock prices and dividends declared for 2012 and 2011 are set forth in the table below.

	2012		2011
Period	High-low range	Cash dividends	High-low range	Cash dividends
Quarter Ended March 31	$12.45-$16.96	$0.08	$14.45-$17.37	$0.06
Quarter Ended June 30	$15.17-$17.91	$0.08	$14.50-$16.68	$0.06
Quarter Ended September 30	$16.40-$22.49	$0.08	$12.45-$16.36	$0.06
Quarter Ended December 31	$21.35-$24.98	$0.12	$10.51-$13.72	$0.06

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2012, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by the Company on March 16, 2011, which has no expiration date, the Company may repurchase up to $150.0 million of the Company’s issued and outstanding common stock. In 2012, the Company did not repurchase any shares under this plan. Cumulatively the Company has repurchased $2.5 million (including commissions) of its shares and has the authority to repurchase an additional $147.5 million (including commissions) under the plan.

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

The following graph compares the cumulative total stockholder return on the Company’s common stock with the corresponding cumulative total returns of the Russell 2000 Financial Services Index and a peer group index for the period from June 2, 2010, the first day the Company’s common stock traded in the regular way market on the New York Stock Exchange, through December 31, 2012. The comparison assumes an investment of $100 on June 2, 2010 and reinvestment of dividends. This historical performance is not indicative of future performance.

Comparison of Cumulative Total Return

	First American Financial Corporation (FAF) (1)	Custom Peer Group (1)(2)	Russell 2000 Financial Services Index (1)
June 2, 2010	$100	$100	$100
December 31, 2010	$104	$105	$112
December 31, 2011	$90	$110	$109
December 31, 2012	$174	$129	$132

(1)	As calculated by Bloomberg Financial Services, to include reinvestment of dividends.
(2)	The peer group consists of the following companies: American Financial Group, Inc.; Assurant, Inc.; Cincinnati Financial Corporation; Fidelity National Financial, Inc.; The Hanover Insurance Group, Inc.; Kemper Corporation; Lender Processing Services, Inc.; Mercury General Corporation; Old Republic International Corp.; White Mountains Insurance Group Ltd.; and W.R. Berkley Corporation each of which operates in a business similar to a business operated by the Company. The compensation committee of the Company utilizes the compensation practices of these companies as benchmarks in setting the compensation of its executive officers.

Item 6.    Selected Financial Data

The selected historical consolidated financial data for First American Financial Corporation (the “Company”) as of and for the five-year period ended December 31, 2012, have been derived from the Company’s consolidated and combined financial statements. The selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Item 1—Business,” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

First American Financial Corporation and Subsidiary Companies

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$4,541,821	$3,820,574	$3,906,612	$4,046,834	$4,367,725
Net income (loss)	$301,728	$78,579	$128,956	$134,277	$(72,482)
Net income attributable to noncontrolling interests	$687	$303	$1,127	$11,888	$11,523
Net income (loss) attributable to the Company	$301,041	$78,276	$127,829	$122,389	$(84,005)
Total assets	$6,050,847	$5,362,210	$5,821,612	$5,530,281	$5,720,757
Notes and contracts payable	$229,760	$299,975	$293,817	$119,313	$153,969
Allocated portion of TFAC debt (Note A)	$—	$—	$—	$140,000	$140,000
Stockholders’ equity or TFAC’s invested equity (Note B)	$2,348,065	$2,028,600	$1,980,017	$2,019,800	$1,891,841
Return on average stockholders’ equity or TFAC’s invested equity	13.8%	3.9%	6.4%	6.3%	(4.4)%
Dividends on common shares (Note C)	$37,612	$24,784	$18,553	$—	$—
Per share of common stock (Note D)—
Net income (loss) attributable to the Company:
Basic	$2.83	$0.74	$1.22	$1.18	$(0.81)
Diluted	$2.77	$0.73	$1.20	$1.18	$(0.81)
Stockholders’ equity or TFAC’s invested equity	$21.90	$19.24	$18.96	$19.42	$18.19
Cash dividends declared	$0.36	$0.24	$0.18	$—	$—
Number of common shares outstanding (Note E)—
Weighted average during the year:
Basic	106,307	105,197	104,134	104,006	104,006
Diluted	108,542	106,914	106,177	104,006	104,006
End of year	107,239	105,410	104,457	104,006	104,006
Other Operating Data (unaudited):
Title orders opened (Note F)	1,635	1,254	1,469	1,771	1,780
Title orders closed (Note F)	1,192	918	1,079	1,301	1,239
Number of employees (Note G)	17,312	16,117	16,879	13,963	15,147

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

Note C—The Company did not declare and/or pay dividends prior to the Separation as it was not a stand-alone publicly traded company until the Separation.

Note D—Per share information relating to net income is based on weighted-average number of shares outstanding for the years presented. Per share information relating to stockholders’ equity is based on shares outstanding at the end of each year.

Note E—Number of common shares outstanding for years 2010 and prior were computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period prior to the Separation.

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

•

On the record date for the Distribution, TFAC issued to the Company and its principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation, all of which have subsequently been sold. See Note 19 Transactions with CoreLogic/TFAC to the consolidated financial statements for further discussion of the CoreLogic stock;

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

Reportable Segments

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides escrow and closing services; accommodates tax-deferred exchanges of real estate; maintains, manages and provides access to title plant records and images and provides banking, trust and investment advisory services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance and other insurance and guarantee products, as well as related settlement services in foreign countries, including Canada, the United Kingdom, Australia and various other established and emerging markets.

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

Direct premiums of the Company’s specialty insurance segment include revenues from home warranty contracts which are generally recognized ratably over the 12-month duration of the contracts, and revenues from property and casualty insurance policies which are also recognized ratably over the 12-month duration of the policies.

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

For recent policy years at early stages of development (generally the last three years), IBNR is estimated using a combination of expected loss rate and multiplicative loss development factor calculations. For more mature policy years (generally, policy years aged more than three years), IBNR generally is estimated using multiplicative loss development factor calculations. The expected loss rate method estimates IBNR by applying an expected loss rate to total title insurance premiums and escrow fees, and adjusting for policy year maturity using the estimated loss development patterns. Multiplicative loss development factor calculations estimate IBNR by applying factors derived from loss development patterns to losses realized to date. The expected loss rate and loss development patterns are based on historical experience and the relationship of the history to the applicable policy years.

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

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 75 to 85 percent of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than six years, while possible, is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a 50 basis point change to one or more of the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. If the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $110.5 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported and non-title claims, follows:

(in thousands except percentages)	December 31, 2012		December 31, 2011
Known title claims	$133,070	13.6%	$162,019	15.9%
IBNR	805,430	82.5%	816,603	80.5%

Total title claims	938,500	96.1%	978,622	96.4%
Non-title claims	37,962	3.9%	36,054	3.6%

Total loss reserves	$976,462	100.0%	$1,014,676	100.0%

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

Fair value of debt securities

The fair value of debt securities was based on the market values obtained from independent pricing services that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established independent broker-dealers. The independent pricing services monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants. The pricing services utilize the market approach in determining the fair value of the debt securities held by the Company. The Company obtains an understanding of the valuation models and assumptions utilized by the services and has controls in place to determine that the values provided represent fair value. The Company’s validation procedures include comparing prices received from the pricing services to quotes received from other third party sources for certain securities with market prices that are readily verifiable. If the price comparison results in differences over a predefined threshold, the Company will assess the reasonableness of the changes relative to prior periods given the prevailing market conditions and assess changes in the issuers’ credit worthiness, performance of any underlying collateral and prices of the instrument relative to similar issuances. To date, the Company has not made any material adjustments to the fair value measurements provided by the pricing services.

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

Other-than-temporary impairment–debt securities

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2012, the Company does not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

Expected future cash flows for debt securities are based on qualitative and quantitative factors specific to each security, including the probability of default and the estimated timing and amount of recovery. The detailed inputs used to project expected future cash flows may be different depending on the nature of the individual debt security. Specifically, the cash flows expected to be collected for each non-agency mortgage-backed security are estimated by analyzing loan-level detail to estimate future cash flows from the underlying assets, which are then applied to the security based on the underlying contractual provisions of the securitization trust that issued the security (e.g. subordination levels, remaining payment terms, etc.). The Company uses third-party software to determine how the underlying collateral cash flows will be distributed to each security issued from the securitization trust. The primary assumptions used in estimating future collateral cash flows are prepayment speeds, default rates and loss severity. In developing these assumptions, the Company considers the financial condition of the borrower, loan to value ratio, loan type and geographical location of the underlying property. The Company utilizes publicly available information related to specific assets, generally available market data such as forward interest rate curves and a third party’s securities, loans and property data and market analytics tools.

The table below summarizes the primary assumptions used at December 31, 2012 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	9.9%	8.5%—11.2%
Default rates	3.3%	1.6%— 6.8%
Loss severity	22.8%	3.3%—35.8%

Fair value of equity securities

The fair value of equity securities, including preferred and common stocks, was based on quoted market prices for identical assets that are readily and regularly available in an active market.

Other-than-temporary impairment–equity securities

When a decline in the fair value of an equity security (including common and preferred stock) is considered to be other-than-temporary, such security is written down to its fair value. When assessing if a decline in value is other-than-temporary, the factors considered include the length of time and extent to which fair value has been below cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security, the seniority and duration of the securities, issuer-specific news and other developments, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes (including the outlook for industry sectors, which includes government policy initiatives) and the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as the evidence, if any exists, that supports the Company’s view that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded.

Impairment testing for goodwill.    The Company is required to perform an annual goodwill impairment assessment for each reporting unit. The Company’s four reporting units are title insurance, home warranty, property and casualty insurance and trust and other services. The Company has elected to perform this annual assessment in the fourth quarter of each fiscal year or sooner if circumstances indicate possible impairment. Based on current guidance, the Company has the option to perform a qualitative assessment to determine if the fair value is more likely than not (i.e. a likelihood of greater than 50%) less than the carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test, or may choose to forego the qualitative assessment and perform the quantitative impairment test. The qualitative factors considered in this assessment may include macroeconomic conditions, industry and market considerations, overall financial performance as well as other relevant events and circumstances as determined by the Company. The Company evaluates the weight of each factor to determine whether it is more likely than not that impairment may exist. If the results of the qualitative assessment indicate the more likely than not threshold was not met, the Company may choose not to perform the quantitative impairment test. If however, the more likely than not threshold is met, the Company performs the quantitative test as required and discussed below.

Management’s quantitative impairment testing process includes two steps. The first step (“Step 1”) compares the fair value of each reporting unit to its carrying amount. The fair value of each reporting unit is determined by using discounted cash flow analysis and market approach valuations. If the fair value of the reporting unit exceeds its carrying amount, the goodwill is not considered impaired and no additional analysis is required. However, if the carrying amount is greater than the fair value, a second step (“Step 2”) must be completed to determine if the fair value of the goodwill exceeds the carrying amount of goodwill.

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

The quantitative impairment test for goodwill utilizes a variety of valuation techniques, all of which require the Company to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect a range of possible outcomes and an appropriate discount rate. The use of comparative market multiples (the “market approach”) compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. The Company also uses certain of these valuation techniques in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. In assessing the fair value, the Company utilizes the results of the valuations (including the market approach to the extent comparables are available) and considers the range of fair values determined under all methods and the extent to which the fair value exceeds the carrying amount of the equity or asset.

The valuation of each reporting unit includes the use of assumptions and estimates of many critical factors, including revenue growth rates and operating margins, discount rates and future market conditions, determination of market multiples and the establishment of a control premium, among others. Forecasts of future operations are based, in part, on operating results and the Company’s expectations as to future market conditions. These types of analyses contain uncertainties because they require the Company to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with the Company’s estimates and assumptions, the Company may be exposed to future impairment losses that could be material.

The Company’s assessments for 2012, 2011 and 2010 did not indicate impairment in any of its reporting units.

Impairment testing for other indefinite-lived intangible assets.    The Company’s other indefinite-lived intangible assets consist of licenses which are not amortized but rather tested for impairment by comparing the fair value of the license with its carrying value at least annually or when an indicator of potential impairment has occurred. Management’s impairment test involves calculating the fair value by using a discounted cash flow analysis and market approach valuations. If the fair value of the asset exceeds its carrying amount, the asset is not considered impaired and no additional analysis is required. However, if the carrying amount is greater than the fair value, an impairment loss is recorded equal to the excess. The impairment loss establishes a new basis and the subsequent reversal of impairment losses is not permitted.

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

Income taxes.    The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is considered more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes the effect of income tax positions only if sustaining those positions is considered more likely than not. Changes in recognition or measurement of uncertain tax positions are reflected in the period in which a change in judgment occurs. The Company recognizes interest and penalties, if any, related to uncertain tax positions in tax expense.

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

The Company’s primary means of providing share-based compensation is through the granting of restricted stock units (“RSUs”). RSUs granted generally have graded vesting and include a service condition; and for certain key employees and executives may also include either a performance or market condition. RSUs receive dividend equivalents in the form of RSUs having the same vesting requirements as the RSUs initially granted.

As of December 31, 2012, all stock options issued under the Company’s plans are vested and no share-based compensation expense related to such stock options remains to be recognized.

In addition, the Company has an employee stock purchase plan that allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. The Company recognizes an expense in the amount equal to the discount.

Employee benefit plans.    The Company recognizes the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability on its consolidated balance sheets and recognizes changes in the funded status in the year in which changes occur, through accumulated other comprehensive loss. The funded status is measured as the difference between the fair value of plan assets and benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for the other postretirement plans). Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost previously are recorded as a component of accumulated other comprehensive loss. Plan assets and obligations are measured as of December 31.

Recently Adopted Accounting Pronouncements

In October 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to accounting for costs associated with acquiring or renewing insurance contracts. The updated guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. Under the updated guidance only costs based on successful efforts (that is, acquiring a new or renewal contract) including direct-response advertising costs are eligible for capitalization. The updated guidance is effective for the interim and annual periods beginning after December 15, 2011. The adoption of the guidance, on a prospective basis, did not have a material impact on the Company’s consolidated financial statements.

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

Pending Accounting Pronouncements

In February 2013, the FASB issued updated guidance requiring entities to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If the component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related footnote for additional information. The updated guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2012, with early adoption permitted. Except for the disclosure requirements, management does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued updated guidance that is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets, other than goodwill, by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The updated guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with current guidance. The updated guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Management did not early adopt this guidance and does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

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

A low interest rate environment typically has a favorable impact on many of the Company’s businesses. However, in recent years mortgage credit has been generally tight, which together with the uncertainty in general economic conditions, has impacted the demand for most of the Company’s products and services. During 2012, primarily due to the improvement in both the general economy and availability of mortgage credit, coupled with the historically low interest rate environment, the Company observed a sizable increase in mortgage activity.

According to the Mortgage Bankers Association’s January 15, 2013 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 38.7% in 2012 when compared with 2011. According to the MBA Forecast, the dollar amount of purchase originations and refinance originations increased 24.5% and 45.3%, respectively, in 2012 when compared with 2011. Residential mortgage originations in the United States decreased 19.7% in 2011 when compared with 2010 according to the MBA Forecast. This decrease reflected decreases in purchase originations and refinance originations of 14.6% and 21.9%, respectively.

During the first quarter of 2012, the Company changed the allocation of certain expenses within its reportable segments and corporate division to reflect the performance of the Company’s reportable segments as reported to the chief operating decision maker. The expenses that were impacted as a result of the change in allocation include shared services expenses, benefit plan expense and interest expense. Prior year segment data has been conformed to the current presentation. For the years ended December 31, 2011 and 2010, income before income taxes for the Company’s reportable segments was impacted as follows: increases of $14.9 million and $25.1 million, respectively, to the title insurance and services segment, increases of $0.7 million and $0.9 million, respectively, to the specialty insurance segment, and decreases of $15.6 million and $26.0 million, respectively, to the corporate division.

Title Insurance and Services

	2012	2011	2010	2012 vs. 2011		2011 vs. 2010
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums and escrow fees	$1,745,687	$1,360,512	$1,391,093	$385,175	28.3	$(30,581)	(2.2)
Agent premiums	1,709,905	1,491,943	1,517,704	217,962	14.6	(25,761)	(1.7)
Information and other	643,433	619,951	628,494	23,482	3.8	(8,543)	(1.4)
Investment income	77,257	75,875	77,461	1,382	1.8	(1,586)	(2.0)
Net realized investment gains	27,802	1,906	8,694	25,896	N/M [1]	(6,788)	(78.1)
Net other-than-temporary impairment losses recognized in earnings	(3,564)	(9,068)	(7,912)	5,504	60.7	(1,156)	(14.6)

	4,200,520	3,541,119	3,615,534	659,401	18.6	(74,415)	(2.1)

Expenses
Personnel costs	1,233,203	1,085,871	1,102,470	147,332	13.6	(16,599)	(1.5)
Premiums retained by agents	1,370,193	1,195,282	1,222,274	174,911	14.6	(26,992)	(2.2)
Other operating expenses	769,477	702,508	742,823	66,969	9.5	(40,315)	(5.4)
Provision for policy losses and other claims	237,427	270,697	180,821	(33,270)	(12.3)	89,876	49.7
Depreciation and amortization	67,610	69,259	72,783	(1,649)	(2.4)	(3,524)	(4.8)
Premium taxes	46,283	40,972	33,645	5,311	13.0	7,327	21.8
Interest	2,646	2,949	6,132	(303)	(10.3)	(3,183)	(51.9)

	3,726,839	3,367,538	3,360,948	359,301	10.7	6,590	0.2

Income before income taxes	$473,681	$173,581	$254,586	$300,100	172.9	$(81,005)	(31.8)

Margins	11.3%	4.9%	7.0%	6.4%	130.6	(2.1)%	(30.0)

(1)	Not meaningful

Direct premiums and escrow fees increased 28.3% in 2012 from 2011 and decreased 2.2% in 2011 from 2010. The increase in 2012 from 2011 was primarily due to an increase in the number of title orders closed by the Company’s direct operations, which reflected the increase in mortgage originations, partially offset by a decrease in average revenues per order closed. The decrease in average revenues per order closed in 2012 compared to 2011 was primarily attributable to an increase in the mix of direct revenues generated from lower premium refinance transactions. The decrease in direct premiums and escrow fees in 2011 from 2010 was primarily due to a decline in the number of title orders closed by the Company’s direct operations, which reflected the decline in mortgage originations, offset in part by an increase in the average revenues per order closed. The increase in the average revenues per order closed was primarily due to an increase in the mix of revenues from higher premium commercial activity year over year, as well as an increase in the average revenues per commercial order closed in 2011 when compared to 2010. The average revenues per order closed were $1,465, $1,483 and $1,289 for 2012, 2011 and 2010, respectively. The Company’s direct title operations closed 1,191,500, 917,500 and 1,079,000 domestic title orders during 2012, 2011 and 2010, respectively.

Agent premiums increased 14.6% in 2012 from 2011 and decreased 1.7% in 2011 from 2010. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a one quarter delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, full year agent premiums primarily reflect mortgage origination activity from the fourth quarter of the prior year through the third quarter of the current year. The increase in 2012 from 2011 was consistent with the 28.3% growth in direct premiums and escrow fees for the same period. The decrease in 2011 from 2010 was primarily due to the same factors impacting direct title operations. The Company evaluates the profitability of its agency relationships on an ongoing basis, including a review of premium splits, deductibles and claims. As a result, from time to time the Company may terminate or renegotiate the terms of some of its agency relationships.

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

Information and other revenues increased 3.8% in 2012 from 2011 and decreased 1.4% in 2011 from 2010. The increase in 2012 from 2011 was primarily attributable to higher demand for the Company’s title plant information and default information products as a result of the increase in domestic mortgage origination activity, partially offset by lower demand for title related services in Canada due to a decline in mortgage transactions resulting primarily from a recent tightening of lending requirements. The decrease in 2011 from 2010 was primarily attributable to the same factors affecting the direct title operations, offset in part by a 3.4% increase in international revenue, which was primarily attributable to the Company’s Canadian operations.

Investment income increased 1.8% in 2012 from 2011 and decreased 2.0% in 2011 from 2010. The increase in 2012 compared to 2011 was primarily due to higher equity earnings from non-consolidated subsidiaries and increased dividend income, offset by lower interest income from the investment portfolio due to lower yields. The decrease in 2011 compared to 2010 was primarily attributable to lower interest income from the investment portfolio due to lower yields.

Net realized investment gains for the title insurance and services segment totaled $27.8 million, $1.9 million and $8.7 million for 2012, 2011 and 2010, respectively. The gains for 2012, 2011 and 2010 were primarily from the sale of debt and equity securities. The gains recognized in 2012, 2011 and 2010 were partially offset by $6.6 million, $6.9 million and $3.4 million, respectively, in impairment losses recognized on certain non-marketable investments and notes receivable as well as other long-term investments. The 2012 net realized investment gains included $15.0 million in gains resulting from the sale of CoreLogic common stock during the third quarter of 2012.

Net other-than-temporary impairment losses for the title insurance and services segment totaled $3.6 million, $9.1 million and $7.9 million for 2012, 2011 and 2010, respectively. The majority of the net other-than-temporary impairment losses recognized in 2012, 2011 and 2010 related to the Company’s non-agency mortgage-backed securities portfolio.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two competing factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs increased 13.6% in 2012 from 2011 and decreased 1.5% in 2011 from 2010. The increase in 2012 compared with 2011 was primarily attributable to higher incentive compensation driven by improved revenues and profitability and higher staffing levels required to support increased order volume. The decrease in 2011 compared with 2010 was primarily attributable to a reduction in domestic employees and decreased expenses related to the Company’s employee benefit plans. These expense reductions were partially offset by increased commissions in the commercial division, which were the result of increased commercial revenues, and increased severance expense associated with a reduction in employees.

The Company continues to closely monitor order volumes and related staffing levels and will adjust staffing levels as considered necessary. The Company’s direct title operations opened 1,635,000, 1,254,100 and 1,469,100 domestic title orders in 2012, 2011 and 2010, respectively, representing an increase of 30.4% in 2012 from 2011 and a decrease of 14.6% in 2011 from 2010.

A summary of premiums retained by agents and agent premiums is as follows:

	2012	2011	2010
	(in thousands, except percentages)
Premiums retained by agents	$1,370,193	$1,195,282	$1,222,274

Agent premiums	$1,709,905	$1,491,943	$1,517,704

% retained by agents	80.1%	80.1%	80.5%

The premium split between underwriter and agents is in accordance with the respective agency contracts and can vary from region to region due to divergences in real estate closing practices, as well as rating structures. As a result, the percentage of title premiums retained by agents varies due to the geographical mix of revenues from agency operations. The percentage of title premiums retained by agents decreased in 2011 when compared with 2010 due to the cancellation and/or modification of certain agency relationships with unfavorable splits and a more favorable geographic mix of agency revenues. In 2011, the agent retention percentage was also impacted by a large commercial deal that closed in the first quarter with a favorable agent split.

Other operating expenses (principally related to direct operations) increased 9.5% in 2012 from 2011 and decreased 5.4% in 2011 from 2010. The increase in 2012 from 2011 was primarily attributable to increased production related expenses and higher temporary labor driven by the increase in order volumes, partially offset by a decline in legal expenses. The decrease in 2011 from 2010 was primarily attributable to lower furniture and equipment related lease costs due to several lease buyouts that occurred during 2010, lower office related expenses resulting from the Company’s consolidation and/or closure of certain title offices, and a reduction in consulting expenses. These decreases were partially offset by an increase in production related expenses in the Company’s commercial, default and international businesses, and by higher legal expenses. The increased production related costs in the Company’s commercial and international businesses were due to higher transaction volumes, while the increase in the default business was due to product mix.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 6.9%, 9.5% and 6.2% for the years ended December 31, 2012, 2011 and 2010, respectively.

The current year rate of 6.9% reflected an ultimate loss rate of 5.1% for the current policy year and a net increase in the loss reserve estimates for prior policy years of $62.1 million. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during 2012, primarily from domestic lenders policies and international business, including the guaranteed valuation product offered in Canada. The reserve strengthening associated with domestic lenders policies was $25.6 million and was primarily attributable to policy years 2005 through 2007. This strengthening was primarily due to an increase in claims frequency experienced during 2012, partially offset by a slight decrease in severity. The reserve strengthening associated with the international business, excluding the guaranteed valuation product, was $15.6 million and was primarily related to increased severity experienced during 2012 for policy years 2003 through 2011. The reserve strengthening associated with the guaranteed valuation product was $11.8 million and reflected an increase in claims frequency experienced during the first half of 2012. The increase in frequency primarily related to policy years 2008 and 2009. There is substantial uncertainty as to the ultimate loss emergence for the guaranteed valuation product due to the following factors, among others, (i) claims associated with this product are generally made only after a foreclosure on the related property and foreclosure rates in Canada are difficult to predict and (ii) limited historical loss data exists as a result of the relatively recent introduction of this product in 2003. While the Company believes its claims reserve attributable to the guaranteed valuation product is adequate, this uncertainty increases the potential for adverse loss development relative to this product.

As of December 31, 2012, the title insurance and services segment’s IBNR reserve was $805.4 million, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $700.9 million to $967.8 million. The range limits are $104.5 million below and $162.4 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

The prior year rate of 9.5% reflected an ultimate loss rate of 5.6% for policy year 2011 and included a $45.3 million reserve strengthening adjustment related to the Company’s guaranteed valuation product offered in Canada, a $32.2 million charge in connection with the settlement of Bank of America’s lawsuit against the Company and $34.2 million in unfavorable development for certain prior policy years, primarily 2007. The reserve strengthening adjustment related to the guaranteed valuation product reflected a significant increase in claim frequency experienced in the first quarter of 2011. More specifically, the number of claims reported in the first quarter of 2011, when annualized, increased approximately 150% when compared with the number of claims reported in 2010. The increase in frequency primarily related to policy years 2005 through 2009 (reflecting the relatively long claims development lag for the guaranteed valuation product). These policy years began showing evidence of higher claims frequencies than prior policy years during the first quarter of 2011. In addition, adverse loss development in 2011 included higher-than-expected claims emergence for commercial and lenders policies, particularly for policy years 2005 through 2007. Management believes that these policy years have higher ultimate loss ratios than historical averages, and that they also have experienced accelerated reporting and payment of claims, particularly on lenders policies. Reasons for higher loss levels and acceleration of claims reporting and payment include adverse underwriting conditions in real estate markets during 2005 through 2007, declines in real estate prices, increased levels of foreclosures and increased mechanics lien exposure due to failures of development projects. For additional discussion regarding the Bank of America lawsuit see Note 21 Litigation and Regulatory Contingencies to the consolidated financial statements.

The 2010 rate of 6.2% reflected an expected ultimate loss rate of 4.9% for policy year 2010, with a net upward adjustment to the reserve for prior policy years. The changes in estimates resulted primarily from higher than expected claims emergence experienced during 2010 for policies issued prior to 2009, and lower than expected claims emergence experienced during 2010 for policy year 2009. Adverse development on prior policy years was primarily related to increases in claims on lenders policies, due to an increased level of foreclosures and lower residential housing price levels.

The current economic environment continues to show potential for volatility over the short term, particularly in regard to real estate prices and mortgage defaults, which affect title claims. Relevant contributing factors include continuing elevated foreclosure volume, general economic uncertainty and government actions that may mitigate or exacerbate recent trends. Other factors, including factors not yet identified, may also influence claims development. At this point, real estate and financial market conditions appear to be stabilizing and improving in some respects, yet significant uncertainty remains, particularly in regard to governmental regulatory changes and fiscal policies which affect economic conditions broadly. The current environment continues to create an increased potential for actual claims experience to vary significantly from projections, in either direction, which would directly affect the claims provision. If actual claims vary significantly from expected, reserves may be adjusted to reflect updated estimates of future claims.

The volume and timing of title insurance claims are subject to cyclical influences from real estate and mortgage markets. Title policies issued to lenders constitute a large portion of the Company’s title insurance volume. These policies insure lenders against losses on mortgage loans due to title defects in the collateral property. Even if an underlying title defect exists that could result in a claim, often the lender must realize an actual loss, or at least be likely to realize an actual loss, for title insurance liability to exist. As a result, title insurance claims exposure is sensitive to lenders’ losses on mortgage loans, and is affected in turn by external factors that affect mortgage loan losses, particularly macroeconomic factors.

A general decline in real estate prices can expose lenders to greater risk of losses on mortgage loans, as loan-to-value ratios increase and defaults and foreclosures increase. The current environment may continue to have increased potential for claims on lenders’ title policies, particularly if defaults and foreclosures remain at elevated levels. Title insurance claims exposure for a given policy year is also affected by the quality of mortgage loan underwriting during the corresponding origination year. The Company believes that sensitivity of claims to external conditions in real estate and mortgage markets is an inherent feature of title insurance’s business economics that applies broadly to the title insurance industry. Lenders have experienced high losses on mortgage loans from prior years, including loans that were originated during the years 2005 through 2007. These losses have led to higher title insurance claims on lenders policies, and also have accelerated the reporting of claims that would have been realized later under more normal conditions.

Loss ratios (projected to ultimate value) for policy years 2005 through 2008 are higher than loss ratios for policy years 1992 through 2004. The major causes of the higher loss ratios for those four policy years are believed to be confined mostly to that underwriting period. These causes included: rapidly increasing residential real estate prices which led to an increase in the incidences of fraud, lower mortgage loan underwriting standards and a higher concentration than usual of subprime mortgage loan originations.

The projected ultimate loss ratios, as of December 31, 2012, for policy years 2012, 2011 and 2010 were 5.1%, 5.0% and 4.7%, respectively, which are lower than the ratios for 2005 through 2008. These projections were based in part on an assumption that more favorable underwriting conditions existed in 2009 through 2012 than in 2005 through 2008, including tighter loan underwriting standards and lower housing prices. Current claims data from policy years 2009 through 2012, while still at an early stage of development, supports this assumption.

Insurers generally are not subject to state income or franchise taxes. However, in lieu thereof, a premium tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. The Company’s noninsurance subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company’s total tax burden at the state level for the title insurance and services segment is composed of a combination of premium taxes and state income taxes. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.3%, 1.4% and 1.2% for the years ended December 31, 2012, 2011 and 2010, respectively.

In general, the title insurance business is a lower profit margin business when compared to the Company’s specialty insurance segment. The lower profit margins reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinance transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margins were 11.3%, 4.9% and 7.0% for the years ended December 31, 2012, 2011 and 2010, respectively.

Specialty Insurance

	2012	2011	2010	2012 vs. 2011			2011 vs. 2010
				$ Change	% Change		$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums	$296,053	$273,665	$272,405	$22,388	8.2		$1,260	0.5
Information and other	1,605	1,531	458	74	4.8		1,073	234.3
Investment income	8,923	10,380	11,876	(1,457)	(14.0)		(1,496)	(12.6)
Net realized investment gains	8,590	1,406	1,827	7,184	N/M	[1]	(421)	(23.0)

	315,171	286,982	286,566	28,189	9.8		416	0.1

Expenses
Personnel costs	55,453	50,737	51,257	4,716	9.3		(520)	(1.0)
Other operating expenses	42,395	38,066	42,226	4,329	11.4		(4,160)	(9.9)
Provision for policy losses and other claims	160,290	149,439	140,053	10,851	7.3		9,386	6.7
Depreciation and amortization	4,553	4,197	5,341	356	8.5		(1,144)	(21.4)
Premium taxes	5,021	4,691	4,135	330	7.0		556	13.4

	267,712	247,130	243,012	20,582	8.3		4,118	1.7

Income before income taxes	$47,459	$39,852	$43,554	$7,607	19.1		$(3,702)	(8.5)

Margins	15.1%	13.9%	15.2%	1.2%	8.6		(1.3)%	(8.6)

(1)	Not meaningful

Direct premiums increased 8.2% in 2012 from 2011 and 0.5% in 2011 from 2010. The increase in 2012 from 2011 was primarily due to an increase in the number of home warranty policies issued through the home warranty division’s real estate channel and renewals. The property and casualty division also experienced growth in the number of policies issued during 2012. The increase in 2011 from 2010 was due to an increase in volume from the home warranty division, partially offset by a decline in volume in the property and casualty division.

Investment income decreased 14.0% in 2012 from 2011 and 12.6% in 2011 from 2010. These decreases primarily reflected a decrease in interest income earned from the investment portfolio reflecting a decline in yields.

Net realized investment gains for the specialty insurance segment totaled gains of $8.6 million in 2012, $1.4 million in 2011 and $1.8 million in 2010. The gains were primarily driven by the sale of debt and equity securities.

Personnel costs and other operating expenses increased 10.2% in 2012 from 2011 and decreased 5.0% in 2011 from 2010. The increase in 2012 from 2011 was primarily due to increased salary expense associated with higher employee headcount, increased incentive compensation, increased commissions associated with increased volume in the home warranty and property and casualty businesses and increased amortization of deferred acquisition costs. The decrease in 2011 from 2010 was primarily due to reduced marketing costs in the home warranty division.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 55.8% in 2012, 56.1% in 2011and 50.6% in 2010. The loss rate in 2012 was essentially unchanged from 2011. The increase in rate in 2011 from 2010 was primarily due to an increase in business coming from the direct to consumer channel in 2011, which typically has a higher loss ratio than the traditional real estate channel.

The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 51.1% in 2012, 52.0% in 2011 and 53.0% in 2010. The decrease in rate in 2012 from 2011 was primarily due to a reduction in seasonal claim events. The decrease in rate in 2011 from 2010 was due to a reduction in seasonal claim events, partially offset by an increase in the frequency and severity of routine or non-event core losses.

Premium taxes as a percentage of specialty insurance segment premiums were 1.7% in 2012 and 2011, and 1.5% in 2010.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margins were 15.1%, 13.9% and 15.2% for 2012, 2011 and 2010, respectively.

Corporate

	2012	2011	2010	2012 vs. 2011			2011 vs. 2010
				$ Change	% Change		$ Change	% Change
	(in thousands, except percentages)
Revenues
Investment income	$5,363	$159	$6,731	$5,204	N/M	[1]	$(6,572)	(97.6)
Net realized investment gains (losses)	24,529	(3,811)	(423)	28,340	N/M	[1]	(3,388)	N/M [1]

	29,892	(3,652)	6,308	33,544	N/M	[1]	(9,960)	(157.9)

Expenses
Personnel costs	46,210	41,760	52,956	4,450	10.7		(11,196)	(21.1)
Other operating expenses	24,462	21,303	26,308	3,159	14.8		(5,005)	(19.0)
Depreciation and amortization	2,787	3,433	2,518	(646)	(18.8)		915	36.3
Interest	9,782	13,377	10,560	(3,595)	(26.9)		2,817	26.7

	83,241	79,873	92,342	3,368	4.2		(12,469)	(13.5)

Loss before income taxes	$(53,349)	$(83,525)	$(86,034)	$30,176	36.1		$2,509	2.9

(1)	Not meaningful

Investment income totaled $5.4 million, $0.2 million and $6.7 million in 2012, 2011 and 2010, respectively. The variance in investment income for all three years is primarily attributable to fluctuations in earnings on investments associated with the Company’s deferred compensation plan.

Net realized investment gains totaled $24.5 million in 2012, which included $25.8 million in gains resulting from the sale of CoreLogic stock during the third quarter of 2012. Net realized investment losses totaled $3.8 million and $0.4 million in 2011 and 2010, respectively. The loss in 2011 was primarily related to the impairment of a non-marketable investment and the sale of a corporate fixed asset.

Corporate personnel costs and other operating expenses were $70.7 million, $63.1 million and $79.3 million in 2012, 2011 and 2010, respectively. The increase in 2012 from 2011 was primarily attributable to increased costs associated with the Company’s deferred compensation plan, and, to a lesser extent, increased expenses allocated to the corporate division. The decrease in 2011 from 2010 was primarily attributable to decreased costs associated with the Company’s deferred compensation plan and decreased professional services expense. The higher professional services expense in 2010 was related to the Separation.

Interest expense decreased $3.6 million in 2012 from 2011 and increased $2.8 million in 2011 from 2010. Interest expense decreased in 2012 from 2011 primarily due to the refinancing of the Company’s credit facility to a lower interest rate in April 2012, a lower average outstanding balance on the credit facility and the pay down in December 2011 of an intercompany note payable to the title insurance and services segment. Interest expense prior to the Separation primarily related to draws made in 2008 used for the operations of the Company’s businesses in the amount of $140.0 million under TFAC’s credit agreement that was allocated to the Company. In connection with the Separation, the Company borrowed $200.0 million under its credit facility and paid off the allocated portion of TFAC’s debt. Interest expense increased in 2011 from 2010 because the Company’s credit facility bears interest at a higher rate than the allocated portion of TFAC’s debt. Interest expense related to intercompany notes payable to the title insurance and services and specialty segments was $3.2 million, $4.2 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the consolidated financial statements. The Company’s inter-segment eliminations were not material for the years ended December 31, 2012, 2011 and 2010.

Income Taxes

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Taxes calculated at federal rate	$163,592	$45,603	$74,237
State taxes, net of federal benefit	9,525	2,499	3,340
Dividends received deduction	(995)	(140)	(250)
Change in liability for tax positions	2,033	2,548	4,626
Exclusion of certain meals and entertainment expenses	2,414	2,245	2,889
Change in capital loss valuation allowance	(5,276)	—	(14,683)
Foreign taxes in excess of federal rate	1,434	1,740	9,802
Foreign tax credit	(2,921)	—	—
Other items, net	(4,128)	(2,781)	3,189

	$165,678	$51,714	$83,150

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 35.4% for 2012, 39.7% for 2011and 39.2% for 2010. The differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits, and changes in the liability related to tax positions reported on the Company’s tax returns. The effective tax rates for 2012 and 2010 included the release of valuation allowances recorded against capital losses. In addition, the effective tax rate for 2012 reflected the generation of foreign tax credits.

Net Income and Net Income Attributable to the Company

Net income and per share information are summarized as follows:

	2012	2011	2010
	(in thousands, except per share amounts)
Net income	$301,728	$78,579	$128,956
Less: Net income attributable to noncontrolling interests	687	303	1,127

Net income attributable to the Company	$301,041	$78,276	$127,829

Net income per share attributable to the Company’s stockholders:
Basic	$2.83	$0.74	$1.22

Diluted	$2.77	$0.73	$1.20

Weighted-average common shares outstanding:
Basic	106,307	105,197	104,134

Diluted	108,542	106,914	106,177

Per share information for 2010 was computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period prior to the Separation. See Note 13 Earnings Per Share to the consolidated financial statements for further discussion of earnings per share.

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

Cash provided by operating activities amounted to $429.7 million, $136.7 million and $157.0 million for the years ended December 31, 2012, 2011 and 2010, respectively, after claim payments, net of recoveries, of $446.0 million, $503.4 million and $456.2 million, respectively. The principal nonoperating uses of cash and cash equivalents for the year ended December 31, 2012 were purchases of debt and equity securities, repayment of debt, capital expenditures, and dividends paid to common stockholders. The principal nonoperating uses of cash and cash equivalents for the year ended December 31, 2011 were purchases of debt and equity securities, decreases in demand deposits at the Company’s banking operations, repayment of debt, capital expenditures and dividends paid to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the year ended December 31, 2012 were proceeds from the sales and maturities of debt and equity securities, increases in the deposit balances at the Company’s banking operations and proceeds from the issuance of debt. The most significant nonoperating sources of cash and cash equivalents for the year ended December 31, 2011 were proceeds from the sales and maturities of debt and equity securities, early payoff of the note receivable from CoreLogic, payments collected related to loans receivable and proceeds from the issuance of new debt. The net effect of all activities on total cash and cash equivalents was an increase of $208.9 million for 2012, a decrease of $310.4 million for 2011, and an increase of $97.4 million for 2010.

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

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock, of which $147.5 million remains as of December 31, 2012. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the year ended December 31, 2012.

Holding Company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other potential factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of December 31, 2012, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries in 2013, without prior approval from applicable regulators, was $405.4 million. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of December 31, 2012, the holding company’s primary sources of liquidity include $163.5 million of cash and $440.0 million available on the Company’s $600.0 million revolving credit facility described below. In January 2013, the Company issued $250.0 million of senior notes and used a portion of the proceeds to repay all amounts outstanding under the revolving credit facility. See Note 24 Subsequent Events to the consolidated financial statements for further discussion of the Company’s senior notes. Management believes that its liquidity at the holding company is sufficient to satisfy its anticipated cash requirements and obligations for at least the next twelve months.

Financing.    On April 17, 2012, the Company entered into a senior secured credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $600.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments will terminate on April 17, 2016. The agreement replaced the Company’s $400.0 million senior secured credit agreement that had been in place since April 2010. In connection with the closing, the Company paid off the $200.0 million outstanding balance under the prior agreement and borrowed $200.0 million under the new agreement. Proceeds under the credit agreement may be used for general corporate purposes. At December 31, 2012, the Company had outstanding borrowings of $160.0 million under the facility and the interest rate associated with amounts borrowed under the facility was 2.21%. Those borrowings have since been repaid as discussed further below.

On November 14, 2012, the Company entered into an amendment to its credit agreement dated as of April 17, 2012. Among other things, the amendment permanently released the collateral and guarantees associated with the facility, decreased the maximum total debt to total capitalization ratio from 35 percent to 30 percent, and increased the total stockholders’ equity that the Company is required to maintain by an amount equal to half of the Company’s consolidated positive net income for each fiscal quarter.

In the event that the rating by Standard & Poor’s Ratings Group (“S&P”) is below BBB- (or there is no rating from S&P) and, in addition, such rating by Moody’s Investor Services, Inc. (“Moody’s”) is lower than Baa3 (or there is no rating from Moody’s), then the loan commitments are subject to mandatory reduction from (a) 50 percent of the net proceeds of certain equity issuances by any of the Company or certain subsidiaries of the Company (collectively, the “Designated Parties”), and (b) 50 percent of the net proceeds of certain debt incurred or issued by any of the Designated Parties, provided that the commitment reductions described above are only required to the extent necessary to reduce the total loan commitments to $300.0 million. The Company is only required to prepay loans to the extent that, after giving effect to any mandatory commitment reduction, the aggregate principal amount of all outstanding loans exceeds the remaining total loan commitments.

At the Company’s election, borrowings under the credit agreement bear interest at (a) a base rate plus an applicable spread or (b) an adjusted LIBOR rate plus an applicable spread. The base rate is generally the greatest of (x) 0.50 percent in excess of the federal funds rate, (y) JPMorgan’s prime rate, and (z) one-month LIBOR plus one percent. The adjusted LIBOR rate is generally LIBOR times JPMorgan’s statutory reserve rate for Eurocurrency funding. The applicable spread varies depending upon the rating assigned by Moody’s and S&P. The minimum applicable spread for base rate borrowings is 0.75 percent and the maximum is 1.50 percent. The minimum applicable spread for adjusted LIBOR rate borrowings is 1.75 percent and the maximum is 2.50 percent. The Company may select interest periods of one, two, three or six months or (if agreed to by all lenders) such other number of months for Eurodollar borrowings of loans.

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of certain insolvency and bankruptcy events of default the loans automatically accelerate. As of December 31, 2012, the Company was in compliance with the financial covenants under the credit agreement.

On January 29, 2013, the Company issued $250.0 million of 4.30 percent 10 year senior unsecured notes due in 2023. The notes were priced at 99.638 percent to yield 4.345 percent. Interest is due semi-annually on February 1 and August 1, beginning August 1, 2013. The Company used a portion of the net proceeds from the sale to repay all borrowings outstanding under the credit agreement, increasing the unused capacity under the agreement to the full $600.0 million size of the facility.

In addition to amounts available under the credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements are used as short-term funding sources. During 2012, the Company financed securities for funds received totaling $39.1 million under these agreements. As of December 31, 2012, no amounts remained outstanding under these agreements.

Notes and contracts payable as a percentage of total capitalization was 8.9% and 12.8% at December 31, 2012 and 2011, respectively. Notes and contracts payable are more fully described in Note 10 Notes and Contracts Payable to the consolidated financial statements.

Investment Portfolio.    The Company’s investment portfolio is primarily held at its insurance and banking subsidiaries. The Company maintains a high quality, liquid investment portfolio. As of December 31, 2012, the Company’s debt and equity investment securities portfolio consists of approximately 93% of fixed income securities. As of that date, over 70% of the Company’s fixed income investments are held in securities that are United States government-backed or rated AAA, and approximately 99% of the fixed income portfolio is rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on S&P and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

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

	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade/Not Rated
December 31, 2012
US Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	100.0%	0.0%	0.0%
Foreign bonds	99.3%	0.7%	0.0%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed securities	0.0%	0.0%	100.0%
Corporate debt securities	46.5%	53.5%	0.0%
Preferred stock	0.0%	100.0%	0.0%

	88.8%	5.3%	5.9%

In connection with the Separation, TFAC issued to the Company and FATICO a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation. During 2011 the Company sold 4.0 million shares for an aggregate cash price of $75.8 million and during 2012 the Company and FATICO sold the remaining 8.9 million shares for an aggregate cash price of $207.9 million. At December 31, 2012, the Company no longer owns any CoreLogic common stock.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Capital expenditures.    Capital expenditures primarily consist of additions to property and equipment, capitalized software development costs and additions to title plants. Capital expenditures were $83.9 million, $75.4 million and $88.7 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase in 2012 over 2011 was primarily related to higher capitalized software development costs in 2012 when compared to 2011. The decrease in 2011 from 2010 was primarily attributable to a lower level of title plant additions in 2011 when compared to 2010.

Contractual obligations. A summary, by due date, of the Company’s total contractual obligations at December 31, 2012, is as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Notes and contracts payable	$229,760	$8,437	$28,694	$169,615	$23,014
Interest on notes and contracts payable	26,722	7,428	11,570	3,883	3,841
Operating leases	230,695	79,562	101,802	37,927	11,404
Deposits	1,411,193	1,394,293	15,603	1,297	—
Claim losses	976,462	237,616	242,290	144,292	352,264
Pension and supplemental benefit plans	505,792	42,963	73,469	47,412	341,948

	$3,380,624	$1,770,299	$473,428	$404,426	$732,471

The timing of claim payments is estimated and is not set contractually. Nonetheless, based on historical claims experience, the Company anticipates the above payment patterns. Changes in future claim settlement patterns, judicial decisions, legislation, economic conditions and other factors could affect the timing and amount of actual claim payments. The timing and amount of payments in connection with pension and supplemental benefit plans are based on the Company’s current estimate and requires the use of significant assumptions. Changes in significant assumptions could affect the amount and timing of pension and supplemental benefit plan payments. See Note 14 Employee Benefit Plans to the consolidated financial statements for additional discussion of management’s significant assumptions. The Company is not able to reasonably estimate the timing of payments, or the amount by which the liability for the Company’s uncertain tax positions will increase or decrease over time; therefore the liability of $47.9 million has not been included in the contractual obligations table. See Note 12 Income Taxes to the consolidated financial statements for additional discussion of the Company’s liability for uncertain tax positions.

Off-balance sheet arrangements. The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $4.2 billion and $3.1 billion at December 31, 2012 and 2011, respectively, of which $1.2 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying consolidated balance sheets in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $2.8 billion at December 31, 2012 and 2011, and were held or managed by First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not the Company’s assets under U.S. generally accepted accounting principles and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $1.4 billion and $0.6 billion at December 31, 2012 and 2011, respectively. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

At December 31, 2012 and 2011, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $23.2 million and $24.2 million, respectively. The guarantee arrangements relate to promissory notes and other contracts, and contingently require the Company to make payments to the guaranteed party based on the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential amount of future payments under these guarantees totaled $23.2 million and $24.2 million at December 31, 2012 and 2011, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its consolidated balance sheets related to these guarantees at December 31, 2012 and 2011.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company has interest rate risk associated with certain financial instruments. The Company monitors its risk associated with fluctuations in interest rates and makes investment decisions to manage accordingly. The Company does not currently use derivative financial instruments in any material amount to hedge these risks. The table below provides information about certain assets and liabilities as of December 31, 2012 that are sensitive to changes in interest rates and presents cash flows and the related weighted average interest rates by expected maturity dates.

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Assets
Deposits with savings and loan associations and banks
Book value	$71,196						$71,196	$71,400
Average interest rate	0.84%
Debt securities
Amortized cost	$57,987	77,085	157,647	179,088	176,104	1,965,364	$2,613,275	$2,651,881
Average interest rate	4.11%	3.28%	2.71%	2.88%	2.75%	2.75%
Notes receivable
Book value	$2,075	4,529	931	1,247	666	3,996	$13,444	$11,376
Average interest rate	5.18%	4.27%	4.28%	5.03%	5.41%	6.02%
Loans receivable
Book value	$1,093	1,296	6,686	3,618	6,844	92,455	$111,992	$111,925
Average interest rate	5.93%	5.63%	5.78%	6.67%	6.98%	6.28%
Liabilities
Interest bearing escrow deposits
Book value	$908,957						$908,957	$908,957
Average interest rate	0.17%
Variable rate deposits
Book value	$25,067						$25,067	$25,067
Average interest rate	0.60%
Fixed rate deposits
Book value	$20,315	9,831	5,773	1,296			$37,215	$37,597
Average interest rate	1.25%	1.39%	2.24%	1.92%
Notes and contracts payable
Book value	$8,437	13,373	15,321	164,198	5,417	23,014	$229,760	$233,071
Average interest rate	2.87%	2.85%	2.78%	2.73%	5.24%	5.27%

Equity Price Risk

The Company is also subject to equity price risk related to its equity securities portfolio. The Company manages its equity price risk through an investment committee made up of certain senior executives which is advised by an experienced investment management staff.

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

The Company holds a large concentration in U.S. government agency securities, including agency mortgage-backed securities. In the event of discontinued U.S. government support of its federal agencies, material credit risk could be observed in the portfolio. The Company views that scenario as unlikely but possible. The federal government currently is considering various alternatives to reform the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The nature and timing of the reforms is unknown, however the federal government reiterated its commitment to ensuring that Fannie Mae and Freddie Mac have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

First American Financial Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of First American Financial Corporation and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Los Angeles, California

February 28, 2013

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$627,208	$418,299
Accounts and accrued income receivable, less allowances of $30,917 and $30,504	259,779	227,847
Income taxes receivable	14,093	12,304
Investments:
Deposits with savings and loan associations and banks	71,196	56,201
Debt securities, includes pledged securities of $105,849 and $149,922	2,651,881	2,201,911
Equity securities	197,920	184,000
Other long-term investments	192,563	200,805

	3,113,560	2,642,917

Loans receivable, net	107,352	139,191
Property and equipment, net	343,450	337,578
Title plants and other indexes	521,741	513,998
Deferred income taxes	—	39,617
Goodwill	845,857	818,420
Other intangible assets, net	57,095	59,994
Other assets	160,712	152,045

	$6,050,847	$5,362,210

LIABILITIES AND EQUITY
Deposits	$1,411,193	$1,093,236
Accounts payable and accrued liabilities:
Accounts payable	27,854	27,525
Personnel costs	176,478	137,024
Pension costs and other retirement plans	483,272	432,456
Other	132,899	130,802

	820,503	727,807

Due to CoreLogic, net	53,510	35,951
Deferred revenue	170,663	155,626
Reserve for known and incurred but not reported claims	976,462	1,014,676
Deferred income taxes	36,987	—
Notes and contracts payable	229,760	299,975

	3,699,078	3,327,271

Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.00001 par value, Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value:
Authorized—300,000 shares; Outstanding—107,239 shares and 105,410 shares as of December 31, 2012 and 2011, respectively	1	1
Additional paid-in capital	2,111,605	2,081,242
Retained earnings	387,015	124,816
Accumulated other comprehensive loss	(150,556)	(177,459)

Total stockholders’ equity	2,348,065	2,028,600
Noncontrolling interests	3,704	6,339

Total equity	2,351,769	2,034,939

	$6,050,847	$5,362,210

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Direct premiums and escrow fees	$2,041,740	$1,634,177	$1,663,498
Agent premiums	1,709,905	1,491,943	1,517,704
Information and other	645,023	621,483	628,962
Investment income	88,181	82,153	94,262
Net realized investment gains (losses)	60,536	(114)	10,209
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on equity securities	—	—	(1,722)
Total OTTI losses on debt securities	(1,757)	(12,748)	(8,497)
Portion of OTTI losses on debt securities recognized in other comprehensive loss	(1,807)	3,680	2,196

	(3,564)	(9,068)	(8,023)

	4,541,821	3,820,574	3,906,612

Expenses:
Personnel costs	1,334,866	1,178,368	1,206,683
Premiums retained by agents	1,370,193	1,195,282	1,222,274
Other operating expenses	836,319	761,878	811,372
Provision for policy losses and other claims	397,717	420,136	320,874
Depreciation and amortization	74,950	76,889	80,642
Premium taxes	51,304	45,663	37,780
Interest	9,066	12,065	14,881

	4,074,415	3,690,281	3,694,506

Income before income taxes	467,406	130,293	212,106
Income taxes	165,678	51,714	83,150

Net income	301,728	78,579	128,956
Less: Net income attributable to noncontrolling interests	687	303	1,127

Net income attributable to the Company	$301,041	$78,276	$127,829

Net income per share attributable to the Company’s stockholders:
Basic	$2.83	$0.74	$1.22

Diluted	$2.77	$0.73	$1.20

Cash dividends declared per share	$0.36	$0.24	$0.18

Weighted-average common shares outstanding:
Basic	106,307	105,197	104,134

Diluted	108,542	106,914	106,177

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$301,728	$78,579	$128,956

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	31,445	(12,316)	2,489
Unrealized gain on securities for which credit-related portion was recognized in earnings	3,902	2,144	4,820
Foreign currency translation adjustment	5,131	(6,167)	5,705
Pension benefit adjustment	(13,571)	(12,034)	(10,629)

Total other comprehensive income(loss), net of tax	26,907	(28,373)	2,385

Comprehensive income	328,635	50,206	131,341
Less: Comprehensive income attributable to noncontrolling interests	691	233	5,177

Comprehensive income attributable to the Company	$327,944	$49,973	$126,164

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	TFAC’s invested equity	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2009	—	$—	$—	$—	$2,167,291	$(147,491)	$2,019,800	$13,051	$2,032,851
Net income earned prior to June 1, 2010 separation	—	—	—	—	36,777	—	36,777	147	36,924
Net contributions from TFAC	—	—	—	—	2,097	—	2,097	—	2,097
Distribution to TFAC upon separation	—	—	—	—	(156,570)	(22,051)	(178,621)	—	(178,621)
Capitalization as a result of separation from TFAC	—	—	2,047,528	—	(2,047,528)	—	—	—	—
Issuance of common stock at separation	104,006	1	(1)	—	—	—	—	—	—
Net income earned following June 1, 2010 separation	—	—	—	91,052	—	—	91,052	980	92,032
Dividends on common shares	—	—	—	(18,553)	—	—	(18,553)	—	(18,553)
Shares issued in connection with share-based compensation plans	451	—	2,855	(425)	—	—	2,430	—	2,430
Share-based compensation expense	—	—	6,852	—	—	—	6,852	—	6,852
Purchase of subsidiary shares from /other decreases in noncontrolling interests	—	—	(136)	—	(2,067)	—	(2,203)	(3,501)	(5,704)
Sale of subsidiary shares to /other increases in noncontrolling interests	—	—	—	—	—	—	—	110	110
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,133)	(1,133)
Other comprehensive income (Note 20)	—	—	—	—	—	20,386	20,386	4,050	24,436

Balance at December 31, 2010	104,457	1	2,057,098	72,074	—	(149,156)	1,980,017	13,704	1,993,721
Net income for 2011	—	—	—	78,276	—	—	78,276	303	78,579
Contribution from TFAC as a result of separation	—	—	5,164	—	—	—	5,164	—	5,164
Dividends on common shares	—	—	—	(24,784)	—	—	(24,784)	—	(24,784)
Purchase of Company shares	(204)	—	(2,502)	—	—	—	(2,502)	—	(2,502)
Shares issued in connection with share-based compensation plans	1,157	—	2,958	(750)	—	—	2,208	—	2,208
Share-based compensation expense	—	—	14,981	—	—	—	14,981	—	14,981
Purchase of subsidiary shares from /other decreases in noncontrolling interests	—	—	3,543	—	—	—	3,543	(7,699)	(4,156)
Sale of subsidiary shares to /other increases in noncontrolling interests	—	—	—	—	—	—	—	436	436
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(335)	(335)
Other comprehensive income (Note 20)	—	—	—	—	—	(28,303)	(28,303)	(70)	(28,373)

Balance at December 31, 2011	105,410	1	2,081,242	124,816	—	(177,459)	2,028,600	6,339	2,034,939
Net income for 2012	—	—	—	301,041	—	—	301,041	687	301,728
Dividends on common shares	—	—	—	(37,612)	—	—	(37,612)	—	(37,612)
Shares issued in connection with share-based compensation plans	1,829	—	16,270	(1,230)	—	—	15,040	—	15,040
Share-based compensation expense	—	—	14,839	—	—	—	14,839	—	14,839
Purchase of subsidiary shares from /other decreases in noncontrolling interests	—	—	(746)	—	—	—	(746)	(2,656)	(3,402)
Sale of subsidiary shares to /other increases in noncontrolling interests	—	—	—	—	—	—	—	22	22
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(913)	(913)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	221	221
Other comprehensive income (Note 20)	—	—	—	—	—	26,903	26,903	4	26,907

Balance at December 31, 2012	107,239	$1	$2,111,605	$387,015	$—	$(150,556)	$2,348,065	$3,704	$2,351,769

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$301,728	$78,579	$128,956
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	397,717	420,136	320,874
Depreciation and amortization	74,950	76,889	80,642
Excess tax benefits from share-based compensation	(2,372)	(1,145)	(1,080)
Net realized investment (gains) losses	(60,536)	114	(10,209)
Net OTTI losses recognized in earnings	3,564	9,068	8,023
Share-based compensation	14,839	14,981	15,163
Equity in earnings of affiliates	(13,664)	(8,099)	(8,376)
Dividends from equity method investments	11,585	11,991	8,257
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(445,986)	(503,434)	(456,225)
Net change in income tax accounts	64,486	21,856	60,290
(Increase) decrease in accounts and accrued income receivable	(29,398)	5,367	4,730
Increase (decrease) in accounts payable and accrued liabilities	71,980	(32,073)	5,890
Net change in due to CoreLogic/TFAC	11,999	18,595	(11,392)
Increase (decrease) in deferred revenue	14,844	10,907	(1,802)
Other, net	13,939	12,942	13,266

Cash provided by operating activities	429,675	136,674	157,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of acquisitions/dispositions	(32,476)	(2,706)	(12,145)
Net (increase) decrease in deposits with banks	(14,405)	3,773	16,092
Purchases of debt and equity securities	(1,796,314)	(1,005,804)	(1,532,801)
Proceeds from sales of debt and equity securities	954,626	672,095	699,342
Proceeds from maturities of debt securities	491,674	322,009	597,838
Proceeds from redemption of Company owned life insurance	—	—	19,602
Net decrease in other long-term investments	6,591	3,860	13,429
Proceeds from notes receivable from CoreLogic/TFAC	—	18,787	2,830
Origination and purchases of loans and participations	—	(13,534)	(9,090)
Net decrease in loans receivable	31,839	35,869	9,461
Capital expenditures	(83,892)	(69,797)	(88,725)
Proceeds from sale of property and equipment	7,767	9,345	8,832

Cash used for investing activities	(434,590)	(26,103)	(275,335)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	317,957	(389,320)	328,983
Proceeds from issuance of debt	440,065	24,185	213,462
Proceeds from issuance of note payable to TFAC	—	—	29,087
Repayment of debt	(510,544)	(23,117)	(40,958)
Repayment of debt to TFAC	—	—	(169,572)
Contributions from noncontrolling interests	221	—	—
Distributions to noncontrolling interests	(913)	(335)	(1,133)
Excess tax benefits from share-based compensation	2,372	1,145	1,080
Net proceeds in connection with share-based compensation plans	12,668	1,152	2,430
Purchase of subsidiary shares from/other decreases in noncontrolling interests	(3,402)	(4,156)	(3,746)
Sale of subsidiary shares to/other increases in noncontrolling interests	—	—	110
Purchase of Company shares	—	(2,502)	—
Cash dividends	(44,705)	(25,216)	(12,502)
Cash distribution to TFAC upon separation	—	—	(130,000)

Cash provided by (used for) financing activities	213,719	(418,164)	217,241
Effect of exchange rate changes on cash	105	(2,854)	(1,464)

Net increase (decrease) in cash and cash equivalents	208,909	(310,447)	97,449
Cash and cash equivalents—Beginning of year	418,299	728,746	631,297

Cash and cash equivalents—End of year	$627,208	$418,299	$728,746

SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$8,909	$12,631	$16,717
Premium taxes	$45,375	$38,136	$41,060
Income taxes, net	$87,324	$23,862	$21,771
Noncash investing and financing activities:
Liabilities assumed in connection with acquisitions	$3,518	$2,450	$1,100
Net noncash contribution from TFAC as a result of separation	$—	$5,164	$2,097
Net noncash capital contribution from TFAC	$—	$—	$(26,570)

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     Description of the Company:

First American Financial Corporation (the “Company”), through its subsidiaries, is engaged in the business of providing financial services. The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides escrow and closing services; accommodates tax-deferred exchanges of real estate; maintains, manages and provides access to title plant records and images and provides banking, trust and investment advisory services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance and other insurance and guarantee products, as well as related settlement services in foreign countries, including Canada, the United Kingdom, Australia and various other established and emerging markets.

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

•

On the record date for the Distribution, TFAC issued to the Company and its principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation, all of which have subsequently been sold. See Note 19 Transactions with CoreLogic/TFAC to the consolidated financial statements for further discussion of the CoreLogic stock;

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Reclassification

Certain 2010 and 2011 amounts have been reclassified to conform to the 2012 presentation.

During the first quarter of 2012, the Company changed the allocation of certain expenses within its reportable segments and corporate division to reflect the performance of the Company’s reportable segments as reported to the chief operating decision maker. The expenses that were impacted as a result of the change in allocation include shared services expenses, benefit plan expense and interest expense. Prior year segment data has been conformed to the current presentation. For the years ended December 31, 2011 and 2010, income before income taxes for the Company’s reportable segments was impacted as follows: increases of $14.9 million and $25.1 million, respectively, to the title insurance and services segment, increases of $0.7 million and $0.9 million, respectively, to the specialty insurance segment, and decreases of $15.6 million and $26.0 million, respectively, to the corporate division.

The consolidated statements of cash flows for the years ended December 31, 2011 and 2010 were corrected to reflect adjustments that increased cash provided by operating activities and decreased the effect of exchange rate changes on cash by $2.9 million and $1.5 million, respectively. In addition, for the years ended December 31, 2011 and 2010 an adjustment was made to correct the classification of net purchase of subsidiary shares from /other decreases in noncontrolling interests which decreased cash used for investing activities and increased cash used for financing activities by $4.2 million in 2011, and in 2010, decreased cash used for investing activities and decreased cash provided by financing activities by $3.6 million. These adjustments had no impact on the net change in cash and cash equivalents and were not considered material, individually or in the aggregate, to previously issued financial statements.

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

Investments

Deposits with savings and loan associations and banks are short-term investments with initial maturities of generally more than 90 days.

Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various corporations, certain state and political subdivisions and mortgage-backed securities.

The Company maintains investments in debt securities in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits. At December 31, 2012 and 2011, the fair value of such investments totaled $105.8 million and $149.9 million, respectively. See Note 2 Statutory Restrictions on Investments and Stockholders’ Equity to the consolidated financial statements for additional discussion of the Company’s statutory restrictions.

Equity securities are carried at fair value and consist primarily of investments in exchange traded funds, mutual funds and marketable common and preferred stocks of corporate entities.

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

Other long-term investments consist primarily of investments in affiliates, which are accounted for under the equity method of accounting or the cost method of accounting, investments in real estate and notes receivable. For the year ended December 31, 2012, the Company recognized $7.8 million of impairment losses on other long-term investments, including $7.1 million related to investments in affiliates and $0.7 million related to notes receivable. For the year ended December 31, 2011, the Company recognized $8.6 million of impairment losses on other long-term investments, including $6.3 million related to investments in affiliates and $2.3 million related to notes receivable. For the year ended December 31, 2010, the Company recognized $3.9 million of impairment losses on other long-term investments, including $3.2 million related to a note receivable and $0.7 million related to other investments. In making the determination as to whether an individual investment was impaired, the Company assessed the then-current and expected financial condition of each relevant entity, including, but not limited to, the anticipated ability of the entity to make its contractually required payments to the Company (with respect to debt obligations to us), the results of valuation work performed with respect to the entity, the entity’s anticipated ability to generate sufficient cash flows and the market conditions in the industry in which the entity was operating.

Loss reserves are established for notes receivable based upon an estimate of probable losses for the individual notes. A loss reserve is established on an individual note when it is deemed probable that the Company

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loans receivable

The performance of the Company’s loan portfolio is evaluated on an ongoing basis by management. Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans receivable are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate. As a practical expedient, the loan may be valued based on its observable market price or the fair value of the collateral, if the loan is collateral-dependent. No indications of material impairment of loans receivable were identified during the three-year period ended December 31, 2012.

Loans, including impaired loans, are generally classified as non-accrual if they miss more than three contractual payments, which usually represent past due between 60 to 90 days or more. The Company’s general policy is to reverse from income previously accrued but unpaid interest. While a loan is classified under non-accrual status and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time. Interest income on non-accrual loans that would have been recognized during the years ended December 31, 2012, 2011 and 2010, if all of such loans had been current in accordance with their original terms, totaled $138 thousand, $163 thousand, and $113 thousand, respectively.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged to, and recoveries are credited to, the allowance for loan losses. The provision for loan losses is determined after considering various factors, such as loan loss experience, maturity of the portfolio, size of the portfolio, borrower credit history, the existing allowance for loan losses, current charges and recoveries to the allowance for loan losses, the overall quality of the loan portfolio, and current economic conditions, as determined by management, regulatory agencies and independent credit review specialists. While many of these factors are essentially a matter of judgment and may not be reduced to a mathematical formula, the Company believes that, in light of the collateral securing its loan portfolio, the current allowance for loan losses is an adequate allowance against probable losses incurred as of December 31, 2012.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payroll-related costs of employees directly associated with developing software, in addition to incremental payments to third parties, are capitalized from the time technological feasibility is established until the software is ready for use.

Depreciation on buildings and on furniture and equipment is computed using the straight-line method over estimated useful lives of 16 to 40 years and 3 to 10 years, respectively. Capitalized software costs are amortized using the straight-line method over estimated useful lives of 3 to 15 years. Leasehold improvements are amortized over useful lives that are consistent with the lease term.

Title plants and other indexes

Title plants and other indexes includes title plants of $520.7 million and capitalized real estate data, net of $1.0 million at December 31, 2012 and title plants of $512.6 million and capitalized real estate data, net of $1.4 million at December 31, 2011. Title plants are carried at original cost, with the costs of daily maintenance (updating) charged to expense as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes its title plants at least annually for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. Capitalized real estate data is amortized using the straight-line method over estimated useful lives of 5 to 15 years.

Goodwill

The Company is required to perform an annual goodwill impairment assessment for each reporting unit. The Company’s four reporting units are title insurance, home warranty, property and casualty insurance and trust and other services. The Company has elected to perform this annual assessment in the fourth quarter of each fiscal year or sooner if circumstances indicate possible impairment. Based on current guidance, the Company has the option to perform a qualitative assessment to determine if the fair value is more likely than not (i.e. a likelihood of greater than 50%) less than the carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test, or may choose to forego the qualitative assessment and perform the quantitative impairment test. The qualitative factors considered in this assessment may include macroeconomic conditions, industry and market considerations, overall financial performance as well as other relevant events and circumstances as determined by the Company. The Company evaluates the weight of each factor to determine whether it is more likely than not that impairment may exist. If the results of the qualitative assessment indicate the more likely than not threshold was not met, the Company may choose not to perform the quantitative impairment test. If however, the more likely than not threshold is met, the Company performs the quantitative test as required and discussed below.

Management’s quantitative impairment testing process includes two steps. The first step (“Step 1”) compares the fair value of each reporting unit to its carrying amount. The fair value of each reporting unit is determined by using discounted cash flow analysis and market approach valuations. If the fair value of the reporting unit exceeds its carrying amount, the goodwill is not considered impaired and no additional analysis is required. However, if the carrying amount is greater than the fair value, a second step (“Step 2”) must be completed to determine if the fair value of the goodwill exceeds the carrying amount of goodwill.

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

The quantitative impairment test for goodwill utilizes a variety of valuation techniques, all of which require the Company to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect a range of possible outcomes and an appropriate discount rate. The use of comparative market multiples (the “market approach”) compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. The Company also uses certain of these valuation techniques in accounting for business combinations, primarily in the determination of the fair value of acquired assets and liabilities. In assessing the fair value, the Company utilizes the results of the valuations (including the market approach to the extent comparables are available) and considers the range of fair values determined under all methods and the extent to which the fair value exceeds the carrying amount of the equity or asset.

The valuation of each reporting unit includes the use of assumptions and estimates of many critical factors, including revenue growth rates and operating margins, discount rates and future market conditions, determination of market multiples and the establishment of a control premium, among others. Forecasts of future operations are based, in part, on operating results and the Company’s expectations as to future market conditions. These types of analyses contain uncertainties because they require the Company to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with the Company’s estimates and assumptions, the Company may be exposed to future impairment losses that could be material.

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

In addition, the Company carries long-lived assets held for sale at the lower of cost or market as of the date that certain criteria have been met. As of December 31, 2012 and 2011 the Company had no material long-lived assets classified as held for sale.

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

For recent policy years at early stages of development (generally the last three years), IBNR is estimated using a combination of expected loss rate and multiplicative loss development factor calculations. For more mature policy years (generally, policy years aged more than three years), IBNR generally is estimated using multiplicative loss development factor calculations. The expected loss rate method estimates IBNR by applying an expected loss rate to total title insurance premiums and escrow fees, and adjusting for policy year maturity using the estimated loss development patterns. Multiplicative loss development factor calculations estimate IBNR by applying factors derived from loss development patterns to losses realized to date. The expected loss rate and loss development patterns are based on historical experience and the relationship of the history to the applicable policy years.

The Company utilizes an independent third party actuary who produces a report with estimates and projections of the same financial items described above. The third party actuary’s analysis uses generally accepted actuarial methods that may in whole or in part be different from those used by the Company’s in-house actuary. The third party actuary’s report is used to assess the reasonableness of the Company’s in-house analysis.

The Company’s management uses the IBNR point estimate from the Company’s in-house actuary’s analysis and other relevant information it may have concerning claims to determine what it considers to be the best estimate of the total amount required for the IBNR reserve.

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 75 to 85 percent of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. A material change in expected ultimate losses and corresponding loss rates for policy years older than six years, while possible, is not considered reasonably likely by the Company. However, changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, the Company believes that a 50 basis point change to one or more of the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. If the expected ultimate losses for

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the IBNR reserve would be an increase or decrease, as the case may be, of $110.5 million. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

Direct premiums of the Company’s specialty insurance segment include revenues from home warranty contracts which are generally recognized ratably over the 12-month duration of the contracts, and revenues from property and casualty insurance policies which are also recognized ratably over the 12-month duration of the policies.

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

Income taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance to reduce deferred tax assets is established when it is considered more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes the effect of income tax positions only if sustaining those positions is considered more likely than not. Changes in recognition or measurement of uncertain tax positions are reflected in the period in which a change in judgment occurs. The Company recognizes interest and penalties, if any, related to uncertain tax positions in tax expense.

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

The Company’s primary means of providing share-based compensation is through the granting of restricted stock units (“RSUs”). RSUs granted generally have graded vesting and include a service condition; and for certain key employees and executives, may also include either a performance or market condition. RSUs receive dividend equivalents in the form of RSUs having the same vesting requirements as the RSUs initially granted.

As of December 31, 2012, all stock options issued under the Company’s plans are vested and no share-based compensation expense related to such stock options remains to be recognized.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Per share information for 2010 was computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period.

Employee benefit plans

The Company recognizes the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability on its consolidated balance sheets and recognizes changes in the funded status in the year in which changes occur, through accumulated other comprehensive loss. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for the other postretirement plans). Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost previously are recorded as a component of accumulated other comprehensive loss. Plan assets and obligations are measured as of December 31.

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

Foreign currency

The Company operates in foreign countries, including Canada, the United Kingdom and various other established and emerging markets. The functional currencies of the Company’s foreign subsidiaries are generally their respective local currencies. The financial statements of the foreign subsidiaries are translated into U.S. dollars as follows: assets and liabilities at the exchange rate as of the balance sheet date, equity at the historical rates of exchange, and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included within other operating expenses.

Reinsurance

The Company assumes and cedes large title insurance risks through reinsurance. Additionally, the Company’s property and casualty insurance business uses reinsurance to limit risk associated with natural disasters such as windstorms, winter storms, wildfires and earthquakes. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer. The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss. The primary insurer generally remains liable to its insured for the total risk, but is reinsured under the terms of the reinsurance agreement. The amount of premiums assumed and ceded is recorded as a component of direct

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

premiums and escrow fees on the Company’s income statement. The total amount of premiums assumed and ceded in connection with reinsurance was less than 1.0% of consolidated premium and escrow fees for each of the three years ended December 31, 2012. Payments and recoveries on reinsured losses for the Company’s title insurance and property and casualty businesses were immaterial during the three years ended December 31, 2012.

Escrow deposits and trust assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $4.2 billion and $3.1 billion at December 31, 2012 and 2011, respectively, of which $1.2 billion and $0.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying consolidated balance sheets in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $2.8 billion at December 31, 2012 and 2011, and were held or managed by First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

Like-kind exchanges

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $1.4 billion and $0.6 billion at December 31, 2012 and 2011, respectively. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

Recently Adopted Accounting Pronouncements:

In October 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance related to accounting for costs associated with acquiring or renewing insurance contracts. The updated guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and renewal contracts. Under the updated guidance only costs based on successful efforts (that is, acquiring a new or renewal contract) including direct-response advertising costs are eligible for capitalization. The updated guidance is effective for the interim and annual periods beginning after December 15, 2011. The adoption of the guidance, on a prospective basis, did not have a material impact on the Company’s consolidated financial statements.

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

Pending Accounting Pronouncements:

In February 2013, the FASB issued updated guidance requiring entities to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If the component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related footnote for additional information. The updated guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2012, with early adoption permitted. Except for the disclosure requirements, management does not expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued updated guidance that is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets, other than goodwill, by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The updated guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with current guidance. The updated guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. Management did not early adopt this guidance and does not expect this guidance to have a material impact on the Company’s consolidated financial statements.

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

NOTE 2.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments totaling $111.9 million and $152.5 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2012 and 2011, respectively.

Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. As of December 31, 2012, under such regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries in 2013, without prior approval from applicable regulators, was $405.4 million.

The Company’s principal title insurance subsidiary, FATICO, maintained total statutory capital and surplus of $959.0 million and $834.1 million as of December 31, 2012 and 2011, respectively. Statutory net income for the years ended December 31, 2012, 2011 and 2010 was $301.9 million, $92.3 million and $42.4 million, respectively. FATICO was in compliance with the minimum statutory capital and surplus requirements as of December 31, 2012.

FATICO is domiciled in California and its statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the California Insurance Department. The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures Manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the state of California. The state of California has adopted certain prescribed accounting practices that differ from those found in NAIC SAP. Specifically, 1) the timing of amounts released from the statutory premium reserve under California’s required practice differs from NAIC SAP resulting in total statutory capital and surplus that was lower by approximately $204.1 million and approximately $227.5 million at December 31, 2012 and 2011, respectively, than if reported in accordance with NAIC SAP and 2) the amount of title plant assets admitted under California’s required practice differs from NAIC SAP, resulting in total statutory capital and surplus that was lower by approximately $19.0 million and approximately $10.1 million at December 31, 2012 and 2011, respectively, than if reported in accordance with NAIC SAP. Additionally, the state of California has granted a permitted accounting practice to FATICO that differs from NAIC SAP; specifically, the determination to not record a bulk reserve within the known claims reserve differs from NAIC SAP resulting in total statutory capital and surplus that was higher by $101.4 million at December 31, 2012, than if reported in accordance with NAIC SAP. FATICO did not record a bulk reserve within known claims reserve at December 31, 2011.

Statutory accounting principles differ in some respects from generally accepted accounting principles, and these differences include, but are not limited to, non-admission of certain assets (principally limitations on deferred tax assets, capitalized furniture and other equipment, premiums and other receivables 90 days past due, assets acquired in connection with claim settlements other than real estate or mortgage loans secured by real estate and limitations on goodwill), reporting of bonds at amortized cost, deferral of premiums received as statutory premium reserve and supplemental reserve (if applicable) and exclusion of incurred but not reported claims reserve.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Debt and Equity Securities:

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

	Amortized cost	Gross unrealized		Estimated fair value	Other-than- temporary impairments in AOCI
(in thousands)		gains	losses
December 31, 2012
U.S. Treasury bonds	$80,651	$1,574	$(50)	$82,175	$—
Municipal bonds	361,912	14,516	(606)	375,822	—
Foreign bonds	236,630	2,312	(197)	238,745	—
Governmental agency bonds	324,323	1,445	(318)	325,450	—
Governmental agency mortgage-backed securities	1,271,408	11,259	(1,135)	1,281,532	—
Non-agency mortgage-backed securities (1)	26,656	—	(4,810)	21,846	23,054
Corporate debt securities	311,695	14,941	(325)	326,311	—

	$2,613,275	$46,047	$(7,441)	$2,651,881	$23,054

December 31, 2011
U.S. Treasury bonds	$71,995	$2,236	$—	$74,231	$—
Municipal bonds	329,935	19,263	(75)	349,123	—
Foreign bonds	212,200	3,026	(206)	215,020	—
Governmental agency bonds	195,784	1,970	(1)	197,753	—
Governmental agency mortgage-backed securities	1,066,656	10,816	(925)	1,076,547	—
Non-agency mortgage-backed securities (1)	42,089	478	(11,933)	30,634	31,600
Corporate debt securities	248,921	10,407	(725)	258,603	—

	$2,167,580	$48,196	$(13,865)	$2,201,911	$31,600

(1)	At December 31, 2012, the $26.7 million amortized cost is net of $3.6 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2012. At December 31, 2011, the $42.1 million amortized cost is net of $9.1 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2011. At December 31, 2012, the $4.8 million gross unrealized losses include $4.4 million of unrealized losses for securities determined to be other-than-temporarily impaired and $0.4 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. At December 31, 2011, the $11.9 million gross unrealized losses include $11.4 million of unrealized losses for securities determined to be other-than-temporarily impaired and $0.5 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. The $23.1 million and $31.6 million other-than-temporary impairments recorded in accumulated other comprehensive income (loss) (“AOCI”) through December 31, 2012 and December 31, 2011, respectively, represent the amount of other-than-temporary impairment losses recognized in AOCI which were not included in earnings due to the fact that the losses were not considered to be credit related. Other-than-temporary impairments were recognized in AOCI for non-agency mortgage-backed securities only.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Cost	Gross unrealized		Estimated fair value
		gains	losses
December 31, 2012
Preferred stocks	$13,326	$752	$(41)	$14,037
Common stocks	177,844	6,447	(408)	183,883

	$191,170	$7,199	$(449)	$197,920

December 31, 2011
Preferred stocks	$7,007	$678	$(17)	$7,668
Common stocks (1)	224,880	3,793	(52,341)	176,332

	$231,887	$4,471	$(52,358)	$184,000

(1)	CoreLogic common stock with a cost basis of $167.6 million and an estimated fair value of $115.5 million is included in common stocks at December 31, 2011. See Note 19 Transactions with CoreLogic/TFAC to the consolidated financial statements for additional discussion of the CoreLogic common stock.

The Company had the following net unrealized gains (losses) as of December 31, 2012, 2011 and 2010:

	As of December 31, 2012	As of December 31, 2011	As of December 31, 2010
	(in thousands)
Debt securities for which an OTTI has been recognized	$(4,435)	$(10,937)	$(10,175)
Debt securities—all other	43,041	45,268	2,318
Equity securities	6,750	(47,887)	2,462

	$45,356	$(13,556)	$(5,395)

Sales of debt and equity securities resulted in realized gains of $70.1 million, $12.4 million and $15.2 million and realized losses of $0.3 million, $1.4 million and $2.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had the following gross unrealized losses as of December 31, 2012 and December 31, 2011:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2012
Debt securities:
U.S. Treasury bonds	$27,219	$(50)	$—	$—	$27,219	$(50)
Municipal bonds	60,229	(557)	451	(49)	60,680	(606)
Foreign bonds	58,262	(183)	1,031	(14)	59,293	(197)
Governmental agency bonds	60,882	(318)	—	—	60,882	(318)
Governmental agency mortgage-backed securities	135,354	(889)	22,112	(246)	157,466	(1,135)
Non-agency mortgage-backed securities	6,544	(1,498)	15,302	(3,312)	21,846	(4,810)
Corporate debt securities	35,537	(227)	996	(98)	36,533	(325)

Total debt securities	384,027	(3,722)	39,892	(3,719)	423,919	(7,441)
Equity securities	34,258	(447)	98	(2)	34,356	(449)

Total	$418,285	$(4,169)	$39,990	$(3,721)	$458,275	$(7,890)

December 31, 2011
Debt securities:
U.S. Treasury bonds	$—	$—	$—	$—	$—	$—
Municipal bonds	3,141	(34)	1,896	(41)	5,037	(75)
Foreign bonds	30,508	(206)	690	—	31,198	(206)
Governmental agency bonds	13,828	(1)	4,150	—	17,978	(1)
Governmental agency mortgage-backed securities	280,114	(793)	43,835	(132)	323,949	(925)
Non-agency mortgage-backed securities	—	—	26,500	(11,933)	26,500	(11,933)
Corporate debt securities	36,707	(695)	1,290	(30)	37,997	(725)

Total debt securities	364,298	(1,729)	78,361	(12,136)	442,659	(13,865)
Equity securities	131,768	(52,358)	—	—	131,768	(52,358)

Total	$496,066	$(54,087)	$78,361	$(12,136)	$574,427	$(66,223)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all securities in the Company’s non-agency mortgage-backed portfolio are senior tranches and all were investment grade at the time of purchase, however all have been downgraded to below investment grade since initial purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on Standard & Poor’s Ratings Group (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by either rating agency, the lower of the two ratings was selected. All amounts and ratings are as of December 31, 2012.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	Non- Investment Grade/Not Rated
Non-agency mortgage- backed securities:
Prime single family residential:
2007	1	$4,516	$3,501	100.0%
2006	3	11,196	9,273	100.0%
2005	1	2,902	2,528	100.0%
Alt-A single family residential:
2007	1	8,042	6,544	100.0%

	6	$26,656	$21,846	100.0%

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and estimated fair value of debt securities at December 31, 2012, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$6,140	$49,848	$21,370	$3,293	$80,651
Estimated fair value	$6,257	$50,952	$21,606	$3,360	$82,175
Municipal bonds
Amortized cost	$2,445	$89,689	$122,993	$146,785	$361,912
Estimated fair value	$2,459	$91,428	$129,286	$152,649	$375,822
Foreign bonds
Amortized cost	$41,991	$181,304	$13,335	$—	$236,630
Estimated fair value	$42,189	$183,069	$13,487	$—	$238,745
Governmental agency bonds
Amortized cost	$106	$124,134	$176,996	$23,087	$324,323
Estimated fair value	$106	$124,803	$177,705	$22,836	$325,450
Corporate debt securities
Amortized cost	$7,305	$152,501	$139,827	$12,062	$311,695
Estimated fair value	$7,345	$156,665	$148,980	$13,321	$326,311

Total debt securities excluding mortgage-backed securities
Amortized cost	$57,987	$597,476	$474,521	$185,227	$1,315,211
Estimated fair value	$58,356	$606,917	$491,064	$192,166	$1,348,503

Total mortgage-backed securities
Amortized cost					$1,298,064
Estimated fair value					$1,303,378
Total debt securities
Amortized cost					$2,613,275
Estimated fair value					$2,651,881

Other-than-temporary impairment—debt securities

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2012, the Company does not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company determines if a non-agency mortgage-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed securities in its portfolio that are in an unrealized loss position. For the securities that were determined not to be other-than-temporarily impaired at December 31, 2012, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

Cash flows expected to be collected for each non-agency mortgage-backed security are estimated by analyzing loan-level detail to estimate future cash flows from the underlying assets, which are then applied to the security based on the underlying contractual provisions of the securitization trust that issued the security (e.g. subordination levels, remaining payment terms, etc.). The Company uses third-party software to determine how the underlying collateral cash flows will be distributed to each security issued from the securitization trust. The primary assumptions used in estimating future collateral cash flows are prepayment speeds, default rates and loss severity. In developing these assumptions, the Company considers the financial condition of the borrower, loan to value ratio, loan type and geographical location of the underlying property. The Company utilizes publicly available information related to specific assets, generally available market data such as forward interest rate curves and a third party’s securities, loans and property data and market analytics tools.

The table below summarizes the primary assumptions used at December 31, 2012 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	9.9%	8.5% – 11.2%
Default rates	3.3%	1.6% – 6.8%
Loss severity	22.8%	3.3% – 35.8%

As a result of the Company’s security-level review, it recognized other-than-temporary impairment losses considered to be credit related on its non-agency mortgage-backed securities of $3.6 million, $9.1 million and $6.3 million in earnings for the years ended December 31, 2012, 2011 and 2010, respectively. It is possible that the Company could recognize additional other-than-temporary impairment losses on some securities it owns at December 31, 2012 if future events or information cause it to determine that a decline in value is other-than-temporary.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the years ended December 31, 2012, 2011, and 2010.

	December 31,
	2012	2011	2010
	(in thousands)
Cumulative credit loss on debt securities held at beginning of period	$33,656	$24,590	$18,437
Addition to credit loss for which an other-than-temporary impairment was previously recognized	3,564	7,667	6,169
Addition to credit loss for which an other-than-temporary impairment was not previously recognized	—	1,401	132
Accumulated losses on securities that were sold during the year	(9,449)	(2)	(148)

Cumulative credit loss on debt securities held as of December 31	$27,771	$33,656	$24,590

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

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as the evidence, if any exists, that supports the Company’s view that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. For the years ended December 31, 2012 and 2011, the Company did not record other-than-temporary impairment charges related to its equity securities. The Company recorded other-than-temporary impairment of $1.7 million for the year ended December 31, 2010 related to the Company’s preferred equity securities.

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

Debt Securities

The fair value of debt securities was based on the market values obtained from independent pricing services that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established independent broker-dealers. The independent pricing services monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants. The pricing services utilize the market approach in determining the fair value of the debt securities held by the Company. The Company obtains an understanding of the valuation models and assumptions utilized by the services and has controls in place to determine that the values provided represent fair value. The Company’s validation procedures include comparing prices received from the pricing services to quotes received from other third party sources for certain securities with market prices that are readily verifiable. If the price comparison results in differences over a predefined threshold, the Company will assess the reasonableness of the changes relative to prior periods given the prevailing market conditions and assess changes in the issuers’ credit worthiness, performance of any underlying collateral and prices of the instrument relative to similar issuances. To date, the Company has not made any material adjustments to the fair value measurements provided by the pricing services.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Securities

The fair value of equity securities, including preferred and common stocks, were based on quoted market prices for identical assets that are readily and regularly available in an active market.

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value as of December 31, 2012	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$82,175	$—	$82,175	$—
Municipal bonds	375,822	—	375,822	—
Foreign bonds	238,745	—	238,745	—
Governmental agency bonds	325,450	—	325,450	—
Governmental agency mortgage- backed securities	1,281,532	—	1,281,532	—
Non-agency mortgage-backed securities	21,846	—	—	21,846
Corporate debt securities	326,311	—	326,311	—

	2,651,881	—	2,630,035	21,846

Equity securities:
Preferred stocks	14,037	14,037	—	—
Common stocks	183,883	183,883	—	—

	197,920	197,920	—	—

	$2,849,801	$197,920	$2,630,035	$21,846

(in thousands)	Estimated fair value as of December 31, 2011	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$74,231	$—	$74,231	$—
Municipal bonds	349,123	—	349,123	—
Foreign bonds	215,020	—	215,020	—
Governmental agency bonds	197,753	—	197,753	—
Governmental agency mortgage- backed securities	1,076,547	—	1,076,547	—
Non-agency mortgage-backed securities	30,634	—	—	30,634
Corporate debt securities	258,603	—	258,603	—

	2,201,911	—	2,171,277	30,634

Equity securities:
Preferred stocks	7,668	7,668	—	—
Common stocks	176,332	176,332	—	—

	184,000	184,000	—	—

	$2,385,911	$184,000	$2,171,277	$30,634

The Company did not have any transfers in and out of Level 1 and Level 2 measurements during the years ended December 31, 2012 and 2011. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the years ended December 31, 2012 and 2011:

(in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011
Fair value at beginning of year	$30,634	$47,534
Total gains/(losses) (realized and unrealized):
Included in earnings:
Realized losses	—	(191)
Net other-than-temporary impairment losses recognized in earnings	(3,564)	(9,068)
Included in other comprehensive loss	6,645	4,784
Settlements	(5,553)	(9,945)
Sales	(6,316)	(2,480)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—

Fair value as of December 31	$21,846	$30,634

Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$(3,564)	$(9,068)

The Company did not purchase any non-agency mortgage-backed securities during the years ended December 31, 2012 and 2011.

NOTE 4.     Financing Receivables:

Financing receivables are summarized as follows:

	December 31,
	2012	2011
	(in thousands)
Loans receivable, net:
Real estate–mortgage
Multi-family residential	$8,768	$12,028
Commercial	102,626	130,724
Other	598	1,403

	111,992	144,155
Allowance for loan losses	(3,893)	(4,171)
Participations sold	(761)	(861)
Deferred loan fees, net	14	68

Loans receivable, net	107,352	139,191

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2012	2011
	(in thousands)
Other long-term investments:
Notes receivable—secured	11,358	14,776
Notes receivable—unsecured	2,086	4,207
Loss reserve	(2,278)	(3,402)

Notes receivable, net	11,166	15,581

Total financing receivables, net	$118,518	$154,772

Real estate loans are collateralized by properties located primarily in Southern California. The average yield on the loan portfolio was 6.31% and 6.51% for the years ended December 31, 2012 and 2011, respectively. Average yields are affected by prepayment penalties recorded as income, prepayment speeds, loan fees amortized to income and the market interest rates.

During the third quarter of 2011, the Company began the multi-year process of winding-down the operations of its industrial bank, First Security Business Bank (“FSBB”). Prior to initiating the wind-down, FSBB accepted deposits and used these deposits to purchase or originate loans secured by commercial properties primarily in Southern California. Currently, FSBB continues to accept and service deposits and to service its existing loan portfolio, but is no longer originating or purchasing new loans.

Aging analysis of loans and notes receivable at December 31, 2012, is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Non-accrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$8,768	$8,768	$—	$—	$—	$—
Commercial	102,626	99,911	—	160	—	2,555
Other	598	556	—	—	—	42

	$111,992	$109,235	$—	$160	$—	$2,597

Notes Receivable:
Secured	$11,358	$6,517	$3,912	$72	$16	$841
Unsecured	2,086	319	—	—	811	956

	$13,444	$6,836	$3,912	$72	$827	$1,797

Aging analysis of loans and notes receivables at December 31, 2011, is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Non-accrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$12,028	$12,028	$—	$—	$—	$—
Commercial	130,724	123,736	1,918	170	—	4,900
Other	1,403	1,403	—	—	—	—

	$144,155	$137,167	$1,918	$170	$—	$4,900

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Non-accrual status
	(in thousands)
Notes Receivable:
Secured	$14,776	$10,712	$—	$—	$—	$4,064
Unsecured	4,207	108	—	—	—	4,099

	$18,983	$10,820	$—	$—	$—	$8,163

The aggregate annual maturities for loans receivable and notes receivable at December 31, 2012, are as follows:

Year	Loans Receivable	Notes Receivable
	(in thousands)
2013	$1,093	$2,075
2014	1,296	4,529
2015	6,686	931
2016	3,618	1,247
2017	6,844	666
2018 and thereafter	92,455	3,996

	$111,992	$13,444

NOTE 5.    Property and Equipment:

Property and equipment consists of the following:

	December 31,
	2012	2011
	(in thousands)
Land	$30,111	$32,023
Buildings	274,352	289,999
Furniture and equipment	169,412	165,655
Capitalized software	379,151	338,333

	853,026	826,010
Accumulated depreciation and amortization	(509,576)	(488,432)

	$343,450	$337,578

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Goodwill:

A reconciliation of the changes in the carrying amount of goodwill by operating segment, for the years ended December 31, 2012 and 2011, is as follows:

	Title Insurance and Services	Specialty Insurance	Total
	(in thousands)
Balance as of December 31, 2010	$765,266	$46,765	$812,031
Acquisitions	2,678	—	2,678
Other net adjustments	3,711	—	3,711

Balance as of December 31, 2011	771,655	46,765	818,420
Acquisitions	23,382	—	23,382
Other net adjustments	4,055	—	4,055

Balance as of December 31, 2012	$799,092	$46,765	$845,857

The activity in the above reconciliation for other net adjustments primarily relates to foreign currency exchange and post acquisition adjustments.

The Company’s 2012, 2011 and 2010 assessments did not indicate impairment in any of its reporting units. There is no accumulated impairment for goodwill as the Company has never recognized any impairment for its reporting units.

NOTE 7.    Other Intangible Assets:

Other intangible assets consist of the following:

	December 31,
	2012	2011
	(in thousands)
Finite-lived intangible assets:
Customer lists	$77,981	$69,763
Covenants not to compete	26,842	29,441
Trademarks	10,070	9,551
Patents	2,840	2,840

	117,733	111,595
Accumulated amortization	(78,495)	(69,397)

	39,238	42,198
Indefinite-lived intangible assets:
Licenses	17,857	17,796

	$57,095	$59,994

Amortization expense for finite-lived intangible assets was $12.0 million, $13.9 million and $14.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
2013	$11,916
2014	$7,887
2015	$4,660
2016	$3,615
2017	$2,072

NOTE 8.    Deposits:

Escrow, passbook and investment certificate accounts are summarized as follows:

	December 31,
	2012	2011
	(in thousands, except percentages)
Escrow accounts:
Interest bearing	$908,957	$744,917
Non-interest bearing	439,954	277,707

	1,348,911	1,022,624

Passbook accounts	25,067	26,840

Certificate accounts:
Less than one year	20,315	23,239
One to five years	16,900	20,533

	37,215	43,772

	$1,411,193	$1,093,236

Annualized interest rates:
Escrow accounts	0.17%	0.25%

Passbook accounts	0.60%	0.65%

Certificate accounts	1.46%	1.81%

NOTE 9.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31,
	2012	2011	2010
	(in thousands)
Balance at beginning of year	$1,014,676	$1,108,238	$1,227,757
Provision related to:
Current year	323,910	308,868	289,220
Prior years	73,807	111,268	31,654

	397,717	420,136	320,874

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31,
	2012	2011	2010
	(in thousands)
Payments, net of recoveries, related to:
Current year	160,138	149,004	136,445
Prior years	285,848	354,430	319,780

	445,986	503,434	456,225

Other	10,055	(10,264)	15,832

Balance at end of year	$976,462	$1,014,676	$1,108,238

“Other” primarily represents reclassifications to the reserve for foreign currency gains/losses and assets acquired in connection with claim settlements. Claims activity associated with reinsurance is not material and, therefore, not presented separately. Current year payments include $144.1 million, $135.1 million and $123.6 million in 2012, 2011 and 2010, respectively, that primarily relate to the Company’s specialty insurance segment. Prior years payments include $16.7 million, $20.5 million and $18.6 million in 2012, 2011 and 2010, respectively, that relate to the Company’s specialty insurance segment.

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 6.9%, 9.5% and 6.2% for the years ended December 31, 2012, 2011 and 2010, respectively.

The current year rate of 6.9% reflected an ultimate loss rate of 5.1% for the current policy year and a net increase in the loss reserve estimates for prior policy years of $62.1 million. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during 2012, primarily from domestic lenders policies and international business, including the guaranteed valuation product offered in Canada. The reserve strengthening associated with domestic lenders policies was $25.6 million and was primarily attributable to policy years 2005 through 2007. This strengthening was primarily due to an increase in claims frequency experienced during 2012, partially offset by a slight decrease in severity. The reserve strengthening associated with the international business, excluding the guaranteed valuation product, was $15.6 million and was primarily related to increased severity experienced during 2012 for policy years 2003 through 2011. The reserve strengthening associated with the guaranteed valuation product was $11.8 million and reflected an increase in claims frequency experienced during the first half of 2012. The increase in frequency primarily related to policy years 2008 and 2009. There is substantial uncertainty as to the ultimate loss emergence for the guaranteed valuation product due to the following factors, among others, (i) claims associated with this product are generally made only after a foreclosure on the related property and foreclosure rates in Canada are difficult to predict and (ii) limited historical loss data exists as a result of the relatively recent introduction of this product in 2003. While the Company believes its claims reserve attributable to the guaranteed valuation product is adequate, this uncertainty increases the potential for adverse loss development relative to this product.

As of December 31, 2012, the title insurance and services segment’s IBNR reserve was $805.4 million, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $700.9 million to $967.8 million. The range limits are $104.5 million below and $162.4 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The prior year rate of 9.5% reflected an ultimate loss rate of 5.6% for policy year 2011 and included a $45.3 million reserve strengthening adjustment related to the Company’s guaranteed valuation product offered in Canada, a $32.2 million charge in connection with the settlement of Bank of America’s lawsuit against the Company and $34.2 million in unfavorable development for certain prior policy years, primarily 2007. The reserve strengthening adjustment related to the guaranteed valuation product reflected a significant increase in claim frequency experienced in the first quarter of 2011. More specifically, the number of claims reported in the first quarter of 2011, when annualized, increased approximately 150% when compared with the number of claims reported in 2010. The increase in frequency primarily related to policy years 2005 through 2009 (reflecting the relatively long claims development lag for the guaranteed valuation product). These policy years began showing evidence of higher claims frequencies than prior policy years during the first quarter of 2011. In addition, adverse loss development in 2011 included higher-than-expected claims emergence for commercial and lenders policies, particularly for policy years 2005 through 2007. Management believes that these policy years have higher ultimate loss ratios than historical averages, and that they also have experienced accelerated reporting and payment of claims, particularly on lenders policies. Reasons for higher loss levels and acceleration of claims reporting and payment include adverse underwriting conditions in real estate markets during 2005 through 2007, declines in real estate prices, increased levels of foreclosures and increased mechanics lien exposure due to failures of development projects. For additional discussion regarding the Bank of America lawsuit see Note 21 Litigation and Regulatory Contingencies to the consolidated financial statements.

The 2010 rate of 6.2% reflected an expected ultimate loss rate of 4.9% for policy year 2010, with a net upward adjustment to the reserve for prior policy years. The changes in estimates resulted primarily from higher than expected claims emergence experienced during 2010 for policies issued prior to 2009, and lower than expected claims emergence experienced during 2010 for policy year 2009. Adverse development on prior policy years was primarily related to increases in claims on lenders policies, due to an increased level of foreclosures and lower residential housing price levels.

The current economic environment continues to show potential for volatility over the short term, particularly in regard to real estate prices and mortgage defaults, which affect title claims. Relevant contributing factors include continuing elevated foreclosure volume, general economic uncertainty and government actions that may mitigate or exacerbate recent trends. Other factors, including factors not yet identified, may also influence claims development. At this point, real estate and financial market conditions appear to be stabilizing and improving in some respects, yet significant uncertainty remains, particularly in regard to governmental regulatory changes and fiscal policies which affect economic conditions broadly. The current environment continues to create an increased potential for actual claims experience to vary significantly from projections, in either direction, which would directly affect the claims provision. If actual claims vary significantly from expected, reserves may be adjusted to reflect updated estimates of future claims.

The volume and timing of title insurance claims are subject to cyclical influences from real estate and mortgage markets. Title policies issued to lenders constitute a large portion of the Company’s title insurance volume. These policies insure lenders against losses on mortgage loans due to title defects in the collateral property. Even if an underlying title defect exists that could result in a claim, often the lender must realize an actual loss, or at least be likely to realize an actual loss, for title insurance liability to exist. As a result, title insurance claims exposure is sensitive to lenders’ losses on mortgage loans, and is affected in turn by external factors that affect mortgage loan losses, particularly macroeconomic factors.

A general decline in real estate prices can expose lenders to greater risk of losses on mortgage loans, as loan-to-value ratios increase and defaults and foreclosures increase. The current environment may continue to have increased potential for claims on lenders’ title policies, particularly if defaults and foreclosures remain at

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

elevated levels. Title insurance claims exposure for a given policy year is also affected by the quality of mortgage loan underwriting during the corresponding origination year. The Company believes that sensitivity of claims to external conditions in real estate and mortgage markets is an inherent feature of title insurance’s business economics that applies broadly to the title insurance industry. Lenders have experienced high losses on mortgage loans from prior years, including loans that were originated during the years 2005 through 2007. These losses have led to higher title insurance claims on lenders policies, and also have accelerated the reporting of claims that would have been realized later under more normal conditions.

Loss ratios (projected to ultimate value) for policy years 2005 through 2008 are higher than loss ratios for policy years 1992 through 2004. The major causes of the higher loss ratios for those four policy years are believed to be confined mostly to that underwriting period. These causes included: rapidly increasing residential real estate prices which led to an increase in the incidences of fraud, lower mortgage loan underwriting standards and a higher concentration than usual of subprime mortgage loan originations.

The projected ultimate loss ratios, as of December 31, 2012, for policy years 2012, 2011 and 2010 were 5.1%, 5.0% and 4.7%, respectively, which are lower than the ratios for 2005 through 2008. These projections were based in part on an assumption that more favorable underwriting conditions existed in 2009 through 2012 than in 2005 through 2008, including tighter loan underwriting standards and lower housing prices. Current claims data from policy years 2009 through 2012, while still at an early stage of development, supports this assumption.

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims and non-title claims, follows:

(in thousands, except percentages)	December 31, 2012		December 31, 2011
Known title claims	$133,070	13.6%	$162,019	15.9%
IBNR	805,430	82.5%	816,603	80.5%

Total title claims	938,500	96.1%	978,622	96.4%
Non-title claims	37,962	3.9%	36,054	3.6%

Total loss reserves	$976,462	100.0%	$1,014,676	100.0%

NOTE 10.    Notes and Contracts Payable:

	December 31,
	2012	2011
	(in thousands)
Line of credit borrowings due April 17, 2016, weighted-average interest rate of 2.21% and 3.06% at December 31, 2012 and 2011, respectively	$160,000	$200,000
Trust deed notes with maturities through 2032, collateralized by land and buildings with a net book value of $53,123 and $54,583 at December 31, 2012 and 2011, respectively, weighted-average interest rate of 5.44% and 5.43%, at December 31, 2012 and 2011, respectively	41,749	44,802
Other notes and contracts payable with maturities through 2020, weighted-average interest rate of 2.84% and 2.02% at December 31, 2012 and 2011, respectively	28,011	55,173

	$229,760	$299,975

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average interest rate for the Company’s notes and contracts payable was 2.87% and 3.23% at December 31, 2012 and 2011, respectively.

On April 17, 2012, the Company entered into a senior secured credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $600.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments will terminate on April 17, 2016. The agreement replaced the Company’s $400.0 million senior secured credit agreement that had been in place since April 2010. In connection with the closing, the Company paid off the $200.0 million outstanding balance under the prior agreement and borrowed $200.0 million under the new agreement. Proceeds under the credit agreement may be used for general corporate purposes. At December 31, 2012, the Company had outstanding borrowings of $160.0 million under the facility and the interest rate associated with amounts borrowed under the facility was 2.21%. Those borrowings have since been repaid as discussed further below.

On November 14, 2012, the Company entered into an amendment to its credit agreement dated as of April 17, 2012. Among other things, the amendment permanently released the collateral and guarantees associated with the facility, decreased the maximum total debt to total capitalization ratio from 35 percent to 30 percent, and increased the total stockholders’ equity that the Company is required to maintain by an amount equal to half of the Company’s consolidated positive net income for each fiscal quarter.

In the event that the rating by S&P is below BBB- (or there is no rating from S&P) and, in addition, such rating by Moody’s is lower than Baa3 (or there is no rating from Moody’s), then the loan commitments are subject to mandatory reduction from (a) 50 percent of the net proceeds of certain equity issuances by any of the Company or certain subsidiaries of the Company (collectively, the “Designated Parties”), and (b) 50 percent of the net proceeds of certain debt incurred or issued by any of the Designated Parties, provided that the commitment reductions described above are only required to the extent necessary to reduce the total loan commitments to $300.0 million. The Company is only required to prepay loans to the extent that, after giving effect to any mandatory commitment reduction, the aggregate principal amount of all outstanding loans exceeds the remaining total loan commitments.

At the Company’s election, borrowings under the credit agreement bear interest at (a) a base rate plus an applicable spread or (b) an adjusted LIBOR rate plus an applicable spread. The base rate is generally the greatest of (x) 0.50 percent in excess of the federal funds rate, (y) JPMorgan’s prime rate, and (z) one-month LIBOR plus one percent. The adjusted LIBOR rate is generally LIBOR times JPMorgan’s statutory reserve rate for Eurocurrency funding. The applicable spread varies depending upon the rating assigned by Moody’s and S&P. The minimum applicable spread for base rate borrowings is 0.75 percent and the maximum is 1.50 percent. The minimum applicable spread for adjusted LIBOR rate borrowings is 1.75 percent and the maximum is 2.50 percent. The Company may select interest periods of one, two, three or six months or (if agreed to by all lenders) such other number of months for Eurodollar borrowings of loans.

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of certain insolvency and bankruptcy events of default the loans automatically accelerate. As of December 31, 2012, the Company was in compliance with the financial covenants under the credit agreement.

On January 29, 2013, the Company issued $250.0 million of 4.30 percent 10 year senior unsecured notes due in 2023. The notes were priced at 99.638 percent to yield 4.345 percent. Interest is due semi-annually on February 1 and August 1, beginning August 1, 2013. The Company used a portion of the net proceeds from the sale to repay all borrowings outstanding under the credit agreement, increasing the unused capacity under that agreement to the full $600.0 million size of the facility.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 2012, are as follows:

Year	Notes and contracts payable
(in thousands)
2013	$8,437
2014	13,373
2015	15,321
2016	164,198
2017	5,417
Thereafter	23,014

$229,760

NOTE 11.    Investment Income:

The components of investment income are as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Interest:
Cash equivalents and deposits with savings and loan associations and banks	$4,407	$6,602	$8,505
Debt securities	45,112	47,337	48,127
Other long-term investments	1,013	1,693	5,568
Loans receivable	8,132	10,172	10,995
Dividends on marketable equity securities	5,388	2,896	2,711
Equity in earnings of affiliates	13,664	8,099	8,376
Other	10,465	5,354	9,980

	$88,181	$82,153	$94,262

NOTE 12.    Income Taxes:

For the years ended December 31, 2012, 2011 and 2010, domestic and foreign pretax income (loss) from continuing operations before noncontrolling interests was $449.6 million and $17.8 million, $128.2 million and $2.1 million, and $213.5 million and $(1.4) million, respectively.

Income taxes are summarized as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Current:
Federal	$82,269	$(23,095)	$69,379
State	15,229	(1,267)	14,962
Foreign	8,234	13,926	13,657

	105,732	(10,436)	97,998

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Deferred:
Federal	60,242	69,302	(680)
State	111	4,585	(9,823)
Foreign	(407)	(11,737)	(4,345)

	59,946	62,150	(14,848)

	$165,678	$51,714	$83,150

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Taxes calculated at federal rate	$163,592	$45,603	$74,237
State taxes, net of federal benefit	9,525	2,499	3,340
Dividends received deduction	(995)	(140)	(250)
Change in liability for tax positions	2,033	2,548	4,626
Exclusion of certain meals and entertainment expenses	2,414	2,245	2,889
Change in capital loss valuation allowance	(5,276)	—	(14,683)
Foreign taxes in excess of federal rate	1,434	1,740	9,802
Foreign tax credit	(2,921)	—	—
Other items, net	(4,128)	(2,781)	3,189

	$165,678	$51,714	$83,150

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 35.4% for 2012, 39.7% for 2011and 39.2% for 2010. The differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits, and changes in the liability related to tax positions reported on the Company’s tax returns. The effective tax rates for 2012 and 2010 included the release of valuation allowances recorded against capital losses. In addition, the effective tax rate for 2012 reflected the generation of foreign tax credits.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax (liability) asset are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Deferred revenue	$8,110	$6,008
Employee benefits	82,421	76,449
Bad debt reserves	13,423	13,484
Investment in affiliates	9,096	—
Loss reserves	3,044	4,469
Pension	121,605	112,558
Capital loss carryforward	30	32,887
Net operating loss carryforward	23,749	28,175
Securities	—	5,422
Other	8,844	6,134

	270,322	285,586
Valuation allowance	(14,172)	(21,426)

	256,150	264,160

Deferred tax liabilities:
Depreciable and amortizable assets	238,688	179,613
Claims and related salvage	36,307	29,533
Investment in affiliates	—	15,397
Securities	18,142	—

	293,137	224,543

Net deferred tax (liability) asset	$(36,987)	$39,617

The exercise of stock options represents a tax benefit and has been reflected as a reduction of taxes payable and an increase to equity. The benefits recorded were $2.4 million for the year ended December 31, 2012 and $1.1 million for the years ended December 31, 2011 and 2010.

In connection with the Separation, the Company and TFAC entered into a Tax Sharing Agreement, dated June 1, 2010 (the “Tax Sharing Agreement”), which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At December 31, 2012 and 2011, the Company had a net payable to CoreLogic of $52.5 million and $35.4 million, respectively, related to tax matters prior to the Separation. This amount is included in the Company’s consolidated balance sheet in due to CoreLogic, net. The increase during the current year results from cash payments received from Corelogic related to tax matters prior to the Separation and an additional accrual for tax matters prior to the Separation. During 2011, the Company recorded a $5.2 million increase to stockholders’ equity related to the Separation to reflect the Company’s actual tax liability to be included in CoreLogic’s consolidated tax return for 2010.

At December 31, 2012, the Company had available federal, state and foreign net operating loss carryforwards totaling, in aggregate, approximately $96.7 million for income tax purposes, of which $39.6 million has an indefinite expiration. The remaining $57.1 million expire at various times beginning in 2013. The Company carries a valuation allowance of $13.0 million against a portion of these net operating loss carryforwards.

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

During 2012, the Company released a valuation allowance of $5.3 million previously recorded against certain of its deferred tax assets. Specifically, management determined that it was more likely than not that all of its tax capital loss items will be realized prior to expiration as the result of realized gains from sales of securities and favorable market value activity in its securities portfolio. Application of the accounting guidance related to intraperiod tax allocations resulted in the valuation allowance being credited to tax expense in the amount of $5.3 million during the year ended December 31, 2012. As of December 31, 2012, no significant capital loss carryover remains in the Company’s deferred tax inventory.

As of December 31, 2012, United States taxes were not provided for on the earnings of the Company’s foreign subsidiaries of $116.4 million, as the Company has invested or expects to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if the Company determines that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. It is not practicable to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation; however, foreign tax credits may be available to reduce federal income taxes in the event of distribution.

As of December 31, 2012 and 2011, the liability for income taxes associated with uncertain tax positions was $47.9 million and $17.3 million, respectively. The increase in the liability during 2012 was primarily attributable to the Company’s claim for a timing adjustment in a prior-year tax return. The liabilities could be reduced by $32.6 million and $2.9 million, as of December 31, 2012 and 2011, respectively, of offsetting tax benefits associated with the correlative effects of potential adjustments including timing adjustments and state income taxes. The net amount of $15.3 million and $14.4 million, as of December 31, 2012 and 2011, respectively, if recognized, would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012, 2011 and 2010 is as follows:

	December 31,
	2012	2011	2010
	(in thousands)
Unrecognized tax benefits—opening balance	$17,300	$11,100	$10,400
Gross increases—tax positions in prior period	200	—	—
Gross increases—current period tax positions	30,500	6,200	700
Expiration of the statute of limitations for the assessment of taxes	(100)	—	—

Unrecognized tax benefits—ending balance	$47,900	$17,300	$11,100

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of December 31, 2012 and 2011, the Company had accrued $4.2 million and $3.6 million, respectively, of interest and penalties (net of tax benefits of $1.7 million and $1.4 million, respectively) related to uncertain tax positions.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India, and the United Kingdom. The Company is no longer subject to U.S. federal, state, and non-U.S. income tax examinations by taxing authorities for years prior to 2005.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits or the expiration of federal and state statute of limitations for the assessment of taxes. Based on the status of its current tax audits, the Company estimates that there will be no significant increase or decrease in unrecognized tax benefits within the next 12 months.

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

A reconciliation of weighted-average shares outstanding is as follows:

	2012	2011	2010
	(in thousands, except per share data)
Numerator
Net income attributable to the Company	$301,041	$78,276	$127,829
Less: dividends and undistributed earnings allocated to unvested RSUs	682	172	468

Net income allocated to common stockholders	$300,359	$78,104	$127,361

Denominator
Basic weighted-average shares	106,307	105,197	104,134
Effect of dilutive employee stock options and RSUs	2,235	1,717	2,043

Diluted weighted-average shares	108,542	106,914	106,177

Net income per share attributable to the Company’s stockholders
Basic	$2.83	$0.74	$1.22

Diluted	$2.77	$0.73	$1.20

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

For the year ended December 31, 2012, 0.7 million stock options and RSUs were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect. For the years ended December 31, 2011 and 2010, 1.4 million stock options and RSUs were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

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

The Company’s Savings Plan allows for employee-elective contributions up to the maximum amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability, as well as contributions of the participants. The Company’s expense related to the Savings Plan amounted to $27.8 million, $8.7 million and $12.1 million for the years ended December 31, 2012, 2011

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2010, respectively. This expense represents the discretionary contribution made by the Company following the Separation and by TFAC to the Company’s employees’ accounts prior to the Separation. The Savings Plan allows the participants to purchase the Company’s common stock as one of the investment options, subject to certain limitations. The Savings Plan held 4,144,000 shares and 4,417,000 shares of the Company’s common stock, representing 3.9% and 4.2% of the total shares outstanding, at December 31, 2012 and 2011, respectively.

The Company’s deferred compensation plan allows participants to defer up to 100% of their salary, commissions and bonus. Participants allocate their deferrals among a variety of investment crediting options (known as “deemed investments”). Deemed investments mean that the participant has no ownership interest in the funds they select; the funds are only used to measure the gains or losses that will be attributed to their deferral account over time. Participants can elect to have their deferral balance paid out in a future year while they are still employed or after their employment ends. The deferred compensation plan is exempt from most provisions of the Employee Retirement Income Security Act (“ERISA”) because it is only available to a select group of management and highly compensated employees and is not a qualified employee benefit plan. To preserve the tax-deferred savings advantages of a nonqualified deferred compensation plan, federal law requires that it be unfunded or informally funded. The participants’ deferrals and any earnings on those deferrals are general unsecured obligations of the Company. The Company is informally funding the deferred compensation plan through a tax-advantaged investment known as variable universal life insurance. Deferred compensation plan assets are held as an asset of the Company within a special trust, called a “Rabbi Trust.” At December 31, 2012 and 2011, the value of the assets in the Rabbi Trust of $64.4 million and $59.5 million, and the unfunded liabilities of $61.6 million and $58.2 million, were included in the consolidated balance sheets in other assets and pension costs and other retirement plans, respectively.

The Company’s defined benefit pension plan is a noncontributory, qualified, defined benefit plan with benefits based on the employee’s compensation and years of service. The defined benefit pension plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008.

The Company also has nonqualified, unfunded supplemental benefit plans covering certain management personnel. Benefits under the Executive and Management Supplemental Benefit Plans are, subject to the limitations described below, based on a participant’s final average compensation, which is computed as the average compensation of the last five full calendar years preceding retirement. Maximum benefits under the Executive and Management Supplemental Benefit Plans are 30% and 15% of final average compensation, respectively. The Company’s compensation committee amended and restated the Executive and Management Supplemental Benefit Plans effective as of January 1, 2011. The plans were amended to make the following changes, among others: (i) close the plans to new participants; (ii) fix the period over which the final average compensation that is used to calculate a participant’s benefit is determined as the one-year average of the five-year period ending on December 31, 2010, irrespective of the participant’s actual retirement date; and (iii) cap the maximum annual benefit at $500,000 for the Company’s chief executive officer, at $350,000 for all other Executive Supplemental Benefit Plan participants and at $250,000 for all Management Supplemental Benefit Plan participants. The amendments to the Executive and Management Supplemental Benefit Plans were accounted for as negative plan amendments with the resulting decrease in the projected benefit obligations being recorded to accumulated other comprehensive loss as a prior service credit.

Certain of the Company’s subsidiaries have separate savings plans and the Company’s international subsidiaries have other employee benefit plans that are included in the other plans, net expense line item shown below.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides the principal components of employee benefit plan expenses related to (i) the Company’s employees’ participation in TFAC’s benefit plans prior to the Separation and (ii) the Company’s benefit plans following the Separation:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Expense:
Savings plan	$27,778	$8,697	$12,080
Defined benefit pension plans	22,657	22,386	19,652
Unfunded supplemental benefit plans	16,553	17,279	23,252
Other plans, net	10,166	6,628	8,730

	$77,154	$54,990	$63,714

The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status associated with the Company’s defined benefit pension and supplemental benefit plans:

	December 31,
	2012		2011
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$385,756	$223,516	$371,224	$215,301
Service costs	—	1,712	—	2,167
Interest costs	18,445	10,623	19,077	11,075
Actuarial losses	37,030	27,226	14,271	7,088
Benefits paid	(16,769)	(12,851)	(18,816)	(12,115)

Projected benefit obligation at end of year	424,462	250,226	385,756	223,516

Change in plan assets:
Plan assets at fair value at beginning of year	257,078	—	262,827	—
Actual return on plan assets	33,236	—	(5,990)	—
Contributions	20,671	12,851	19,057	12,115
Benefits paid	(16,769)	(12,851)	(18,816)	(12,115)

Plan assets at fair value at end of year	294,216	—	257,078	—

Reconciliation of funded status:
Unfunded status of the plans	$(130,246)	$(250,226)	$(128,678)	$(223,516)

Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$(130,246)	$(250,226)	$(128,678)	$(223,516)

Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial loss	$215,405	$124,183	$215,769	$105,585
Unrecognized prior service cost (credit)	65	(35,639)	90	(40,049)

	$215,470	$88,544	$215,859	$65,536

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic cost related to (i) the Company’s employees’ participation in TFAC’s defined benefit pension and supplemental benefit plans prior to the Separation and (ii) the Company’s defined benefit pension and supplemental benefit plans following the Separation includes the following components:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Expense:
Service costs	$1,712	$2,167	$3,959
Interest costs	29,068	30,152	30,866
Expected return on plan assets	(15,553)	(15,316)	(12,666)
Amortization of net actuarial loss	28,368	27,047	21,790
Amortization of prior service credit	(4,385)	(4,385)	(1,045)

	$39,210	$39,665	$42,904

The Company’s net actuarial loss and prior service credit for defined benefit pension and supplemental benefit plans that will be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year are expected to be an expense of $32.1 million and a credit of $4.4 million, respectively.

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	December 31,
	2012	2011
Defined benefit pension plans
Discount rate	4.90%	5.30%
Rate of return on plan assets	5.75%	5.75%
Unfunded supplemental benefit plans
Discount rate	4.90%	5.30%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	December 31,
	2012	2011
Defined benefit pension plans
Discount rate	4.18%	4.90%
Unfunded supplemental benefit plans
Discount rate	3.91%	4.90%

The discount rate assumption used for benefit plan accounting reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

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

The following table provides the funded status of the Company’s defined benefit pension and supplemental benefit plans:

	December 31,
	2012		2011
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Projected benefit obligation	$424,462	$250,226	$385,756	$223,516
Accumulated benefit obligation	$424,462	$250,226	$385,756	$223,516
Plan assets at fair value at end of year	$294,216	$—	$257,078	$—

The Company has a pension investment policy designed to meet or exceed the expected rate of return on plan asset assumptions. The policy’s investment objective is to increase the pension plan’s funding status such that the plan becomes fully funded on a plan termination basis by taking progressively less risk through aligning a greater percentage of plan assets with plan liabilities as the plan becomes more fully funded. During 2012, the Company revised the plan’s investment policy and changed the plan’s investment manager. The investment manager is responsible for ensuring that the portfolio is invested in compliance with the stated guidelines of the investment policy.

Under the new investment policy, asset allocation targets are segmented into liability tracking assets and return seeking assets. The objective of this allocation strategy is to increase the percentage of assets in liability tracking investments as settlement funded status improves. Return seeking assets generally include pooled investment vehicles, foreign and domestic equities, fixed income securities, cash, REITs, and commodities. Liability tracking assets generally include fixed income securities and pooled investment vehicles. The plan maintains a level of cash and cash equivalents appropriate for the timely disbursement of benefits and payment of expenses.

Subject to the requirements of the investment policy, the investment manager may use commingled investment vehicles including but not limited to mutual funds, common trust funds, commingled trusts, and exchange traded funds. The investment policy prohibits certain investment transactions, including derivatives and other illiquid investments (e.g. private equity and real estate), subject to certain exceptions.

The investment manager tracks the estimated settlement funded status of the plan on a regular basis. When the funded status is equal to or greater than the next trigger point, the investment manager will rebalance to the allocation associated with that trigger point. The objective of liability tracking assets is to achieve performance related to changes in the value of the plan’s settlement liabilities, which is consistent with the objective of plan termination.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pension plan’s asset allocation targets based on settlement funded status are as follows:

Settlement funded status	Return seeking assets	Liability tracking assets
100.0%	0%	100%
97.5%	15%	85%
95.0%	30%	70%
92.5%	40%	60%
90.0%	50%	50%
87.5%	60%	40%
85.0%	70%	30%
Below 85.0%	85%	15%

A summary of the asset allocation as of December 31, 2012 and 2011 are as follows:

	Percentage of plan assets at December 31,
	2012	2011
Asset category
Domestic and international equities	33.7%	61.4%
Fixed income	40.3%	36.4%
Balanced funds	25.4%	—
Cash	0.6%	2.2%

The Company expects to make cash contributions to its defined benefit and unfunded supplemental benefit plans of $29.3 million and $13.7 million, respectively, during 2013.

The following benefit payments for all plans, which reflect expected future service, as appropriate, are expected to be paid as follows:

Year	(in thousands)
2013	$32,627
2014	$33,779
2015	$34,701
2016	$35,024
2017	$36,942
Five years thereafter	$198,085

The Company determines the fair value of its defined benefit pension plan assets with a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy level assigned to each security within the Company’s defined benefit pension plan assets is based on management’s assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. See Note 3 Debt and Equity Securities to the consolidated financial statements for a more in-depth discussion on the fair value hierarchy and a description for each level.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s defined benefit pension plan assets at fair value as of December 31, 2012 and 2011, classified using the fair value hierarchy:

	Estimated fair value as of December 31, 2012	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$1,922	$1,922	$—	$—

Debt securities:
Domestic	101,568	59,568	42,000	—
International	11,957	11,957	—	—

	113,525	71,525	42,000	—

Equity securities:
Domestic common stocks	46,852	46,852	—	—
International common stocks	53,431	53,431	—	—

	100,283	100,283	—	—

Balanced funds	71,400	—	71,400	—

Investment contracts with insurance companies	7,086	—	—	7,086

	$294,216	$173,730	$113,400	$7,086

	Estimated fair value as of December 31, 2011	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$5,591	$5,591	$—	$—

Debt securities:
Municipal bonds	6,801	—	6,801	—
Foreign bonds	3,724	—	3,724	—
Governmental agency mortgage-backed securities	15,100	—	15,100	—
Corporate debt securities	61,284	—	61,284	—

	86,909	—	86,909	—

Equity securities:
Preferred stocks	2,954	2,954	—	—
Domestic common stocks	105,550	105,550	—	—
International common stocks	49,347	49,347	—	—

	157,851	157,851	—	—

Investment contracts with insurance companies	6,727	—	—	6,727

	$257,078	$163,442	$86,909	$6,727

NOTE 15.    Fair Value of Financial Instruments:

Guidance requires disclosure of fair value information about financial instruments, whether or not recognized at fair value on the balance sheet, for which it is practical to estimate that value. In the measurement of the fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were not available. These derived fair value estimates are significantly affected by the assumptions used. Additionally, the guidance excludes certain financial instruments including those related to insurance contracts, pension and other postretirement benefits, and equity method investments.

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

Loans receivable, net

The fair value of loans receivable, net is estimated based on the discounted value of the future cash flows using the current rates being offered for loans with similar terms to borrowers of similar credit quality.

Investments

The fair value of deposits with savings and loan associations and banks is estimated based on the rates currently offered for deposits of similar remaining maturities, where applicable.

The methodology for determining the fair value of debt and equity securities is discussed in Note 3 Debt and Equity Securities to the consolidated financial statements.

The fair value of notes receivable, net is estimated based on the discounted value of the future cash flows using approximate current market rates being offered for notes with similar maturities and similar credit quality.

Deposits

The carrying value of escrow and passbook accounts approximates fair value due to the short-term nature of this liability. The fair value of investment certificate accounts is estimated based on the discounted value of future cash flows using a discount rate approximating current market rates for similar liabilities.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes and contracts payable

The fair value of notes and contracts payable are estimated based on the current rates offered to the Company for debt of the same remaining maturities.

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2012 and 2011 are presented in the following table.

	December 31,
	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$627,208	$627,208	$418,299	$418,299
Accounts and accrued income receivable, net	$259,779	$259,779	$227,847	$227,847
Loans receivable, net	$107,352	$111,925	$139,191	$144,868
Investments:
Deposits with savings and loan associations and banks	$71,196	$71,400	$56,201	$56,350
Debt securities	$2,651,881	$2,651,881	$2,201,911	$2,201,911
Equity securities	$197,920	$197,920	$184,000	$184,000
Notes receivable, net	$11,166	$11,376	$15,581	$14,534
Financial Liabilities:
Deposits	$1,411,193	$1,411,575	$1,093,236	$1,093,771
Accounts payable and accrued liabilities	$337,231	$337,231	$295,351	$295,351
Due to CoreLogic, net	$53,510	$53,510	$35,951	$35,951
Notes and contracts payable	$229,760	$233,071	$299,975	$304,806

The following table presents the fair value of the Company’s financial instruments as of December 31, 2012 and 2011, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$627,208	$627,208	$—	$—
Accounts and accrued income receivable, net	$259,779	$259,779	$—	$—
Loans receivable, net	$111,925	$—	$—	$111,925
Investments:
Deposits with savings and loan associations and banks	$71,400	$49,431	$21,969	$—
Debt securities	$2,651,881	$—	$2,630,035	$21,846
Equity securities	$197,920	$197,920	$—	$—
Notes receivable, net	$11,376	$—	$—	$11,376
Financial Liabilities:
Deposits	$1,411,575	$1,373,978	$37,597	$—
Accounts payable and accrued liabilities	$337,231	$337,231	$—	$—
Due to CoreLogic, net	$53,510	$53,510	$—	$—
Notes and contracts payable	$233,071	$—	$223,218	$9,853

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands)	Fair Value as of December 31, 2011	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$418,299	$418,299	$—	$—
Accounts and accrued income receivable, net	$227,847	$227,847	$—	$—
Loans receivable, net	$144,868	$—	$—	$144,868
Investments:
Deposits with savings and loan associations and banks	$56,350	$26,624	$29,726	$—
Debt securities	$2,201,911	$—	$2,171,277	$30,634
Equity securities	$184,000	$184,000	$—	$—
Notes receivable, net	$14,534	$—	$—	$14,534
Financial Liabilities:
Deposits	$1,093,771	$1,049,464	$44,307	$—
Accounts payable and accrued liabilities	$295,351	$295,351	$—	$—
Due to CoreLogic, net	$35,951	$35,951	$—	$—
Notes and contracts payable	$304,806	$—	$291,178	$13,628

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

In connection with the Separation, the Company established the First American Financial Corporation 2010 Employee Stock Purchase Plan (the “ESPP”). The ESPP allows eligible employees to purchase common stock of the Company at 85.0% of the closing price on the last day of each month. Prior to the Separation, the Company’s employees participated in TFAC’s employee stock purchase plan. There were 323,000 and 352,000 shares issued in connection with the Company’s plan for the years ended December 31, 2012 and 2011, respectively, and 175,000 shares issued in connection with the Company’s and TFAC’s plans for the year ended December 31, 2010. At December 31, 2012, there were 1,151,000 shares reserved for future issuances.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the share-based compensation expense associated with (i) the Company’s employees that participated in TFAC’s share-based compensation plans prior to the Separation and (ii) the Company’s share-based compensation plans following the Separation:

	2012	2011	2010
	(in thousands)
Expense:
Restricted stock units	$13,953	$14,203	$11,876
Stock options	—	9	315
Employee stock purchase plan	886	769	638

	$14,839	$14,981	$12,829

The following table summarizes RSU activity for the year ended December 31, 2012:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2011	3,141	$12.83
Granted during 2012	826	$16.44
Vested during 2012	(940)	$14.55
Forfeited during 2012	(65)	$9.53

RSUs unvested at December 31, 2012	2,962	$13.36

As of December 31, 2012, there was $15.1 million of total unrecognized compensation cost related to nonvested RSUs that is expected to be recognized over a weighted-average period of 2.5 years. The fair value of RSUs is generally based on the market value of the Company’s shares on the date of grant. The total fair value of shares vested and not distributed for the years ended December 31, 2012, 2011 and 2010 was $2.3 million, $2.2 million and $3.5 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2012:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2011	2,636	$14.89
Exercised during 2012	(931)	$13.24
Forfeited during 2012	(35)	$20.11

Balance at December 31, 2012	1,670	$15.70	1.9 years	$14,012

Vested at December 31, 2012	1,670	$15.70	1.9 years	$14,012

Exercisable at December 31, 2012	1,670	$15.70	1.9 years	$14,012

All stock options issued under the Company’s plans are vested and no share-based compensation expense related to such stock options remains to be recognized.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $7.1 million, $645 thousand and $168 thousand, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

NOTE 17.    Stockholders’ Equity:

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock, of which $147.5 million remains as of December 31, 2012. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the year ended December 31, 2012.

NOTE 18.    Commitments and Contingencies:

Lease commitments

The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company pay insurance and taxes.

Future minimum rental payments under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2012 are as follows:

(in thousands)
Year
2013	$68,419
2014	60,381
2015	41,421
2016	24,795
2017	13,132
Thereafter	11,404

$219,552

Total rental expense for all operating leases and month-to-month rentals was $96.8 million, $102.6 million, and $125.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Other commitments and guarantees

At December 31, 2012 and 2011, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $23.2 million and $24.2 million, respectively. The guarantee arrangements relate to promissory notes and other contracts, and contingently require the Company to make payments to the guaranteed party based on the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential amount of future payments under these guarantees totaled $23.2 million and $24.2 million at December 31, 2012 and 2011, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its consolidated balance sheets related to these guarantees at December 31, 2012 and 2011.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also guarantees the obligations of certain of its subsidiaries. These obligations are included in the Company’s consolidated balance sheets as of December 31, 2012 and 2011.

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

Transactions with TFAC prior to the Separation

Prior to the Separation, the Company was allocated corporate income and overhead expenses from TFAC for corporate-related functions based on an allocation methodology that considered the number of the Company’s domestic headcount, the Company’s total assets and total revenues or a combination of those drivers. General corporate overhead expense allocations include executive management, tax, accounting and auditing, legal and treasury services, payroll, human resources and certain employee benefits and marketing and communications. The Company was allocated general net corporate expenses of $23.3 million from TFAC during 2010 prior to the Separation, which is included within the investment income, net realized investment gains, personnel costs, other operating expenses, depreciation and amortization and interest expense line items in the accompanying consolidated statements of income.

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

Transactions with CoreLogic following the Separation

In connection with the Separation, the Company and TFAC entered into various transition services agreements with effective dates of June 1, 2010. The agreements included transitional services in the areas of information technology, tax, accounting and finance, employee benefits and internal audit. As of December 31,

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012, the information technology services agreements are the only remaining active transition services agreements. The Company incurred the net amounts of $6.5 million, $6.4 million and $5.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, under these agreements which are included in other operating expenses in the consolidated statements of income. No amounts were reflected in the consolidated statements of income prior to June 1, 2010, as the transition services agreements were not effective prior to the Separation.

Under the Separation and Distribution Agreement and other agreements, subject to certain exceptions contained in the Tax Sharing Agreement, each of the Company and CoreLogic agreed to assume and be responsible for 50% of certain of TFAC’s contingent and other corporate liabilities. All external costs and expenses associated with the management of these contingent and other corporate liabilities will be shared equally. These contingent and other corporate liabilities primarily relate to consolidated securities litigation and any actions with respect to the Separation or the Distribution brought by any third party. Contingent and other corporate liabilities that are related to only TFAC’s information solutions or financial services businesses are generally fully allocated to CoreLogic or the Company, respectively. At December 31, 2012 and 2011, no reserves were considered necessary for such liabilities.

In connection with the Separation, TFAC issued to the Company and FATICO a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation. During 2011 the Company sold 4.0 million shares for an aggregate cash price of $75.8 million and during 2012 the Company and FATICO sold the remaining 8.9 million shares for an aggregate cash price of $207.9 million. At December 31, 2012, the Company no longer owns any CoreLogic common stock.

On June 1, 2010, the Company received a note receivable from CoreLogic in the amount of $19.9 million that accrued interest at 6.52% and was due on May 31, 2017. The note approximated the unfunded portion of the benefit obligation attributable to participants of the defined benefit pension plan who were employees of TFAC’s businesses that were retained by CoreLogic in connection with the Separation. In September 2011, the Company received $17.3 million from CoreLogic in satisfaction of the remaining balance of the note. See Note 14 Employee Benefit Plans to the consolidated financial statements for further discussion of the defined benefit pension plan.

At December 31, 2012 and 2011, the Company’s federal savings bank subsidiary, First American Trust, FSB, held $2.3 million and $4.3 million, respectively, of interest and non-interest bearing deposits owned by CoreLogic. These deposits are included in deposits in the consolidated balance sheets. Interest expense on the deposits was immaterial for all periods presented.

Prior to the Separation, the Company owned three office buildings that were leased to the information solutions businesses of TFAC under the terms of formal lease agreements. In connection with the Separation, the Company distributed one of the office buildings to CoreLogic, and at December 31, 2012, owns two office buildings that were leased to CoreLogic under a formal lease agreement. Rental income associated with these properties totaled $4.4 million for the years ended December 31, 2012 and 2011and $6.2 million for the year ended December 31, 2010.

The Company and CoreLogic are also parties to certain ordinary course commercial agreements and transactions. The expenses associated with these transactions, which primarily relate to purchases of data and other settlement services totaled $19.1 million, $15.0 million and $21.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in other operating expenses in the Company’s consolidated

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements of income. The Company also sells data and provides other settlement services to CoreLogic through ordinary course commercial agreements and transactions resulting in revenues totaling $1.6 million, $4.2 million and $11.8 million for the years ended December 31, 2012, 2011, and 2010, respectively, which are included in information and other in the Company’s consolidated statements of income.

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

Components of other comprehensive income (loss) are as follows:

	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2009	$(10,546)	$5,255	$(146,174)	$(151,465)
Pretax change	5,249	5,705	18,103	29,057
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	8,034	—	—	8,034
Pretax change in connection with the Separation	—	—	(36,752)	(36,752)
Tax effect	(5,974)	—	8,020	2,046

Balance at December 31, 2010	(3,237)	10,960	(156,803)	(149,080)
Pretax change	(11,733)	(6,167)	(20,059)	(37,959)
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	3,573	—	—	3,573
Tax effect	(2,012)	—	8,025	6,013

Balance at December 31, 2011	(13,409)	4,793	(168,837)	(177,453)
Pretax change	52,409	5,131	(22,619)	34,921
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	6,502	—	—	6,502
Tax effect	(23,564)	—	9,048	(14,516)

Balance at December 31, 2012	$21,938	$9,924	$(182,408)	$(150,546)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of other comprehensive income (loss) allocated to the Company and noncontrolling interests are as follows:

	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
2012
Allocated to the Company	$21,928	$9,924	$(182,408)	$(150,556)
Allocated to noncontrolling interests	10	—	—	10

Balance at December 31, 2012	$21,938	$9,924	$(182,408)	$(150,546)

2011
Allocated to the Company	$(13,415)	$4,793	$(168,837)	$(177,459)
Allocated to noncontrolling interests	6	—	—	6

Balance at December 31, 2011	$(13,409)	$4,793	$(168,837)	$(177,453)

2010
Allocated to the Company	$(3,246)	$10,893	$(156,803)	$(149,156)
Allocated to noncontrolling interests	9	67	—	76

Balance at December 31, 2010	$(3,237)	$10,960	$(156,803)	$(149,080)

The change in net unrealized gains on securities includes reclassification adjustments of $69.8 million, $11.0 million and $12.5 million of net realized gains on debt and equity securities for the years ended December 31, 2012, 2011 and 2010, respectively.

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

All of these lawsuits are putative class actions. A court has only granted class certification in Hamilton, Lewis, Raffone and Slapikas. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the financial statements as a whole.

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

In Edwards a narrow class has been certified. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss.

•	conspired with its competitors to fix prices or otherwise engaged in anticompetitive behavior, including

•	Klein v. First American Title Insurance Company, et al., filed on July 10, 2012 and pending in the United States District Court for the District of Columbia.

Klein is a putative class action for which a class has not been certified. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

•	Carrera v. First American Home Buyers Protection Corporation, filed on September 23, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,

•	Coleman v. First American Home Buyers Protection Corporation, et al., filed on August 24, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Eide v. First American Title Company, filed on February 26, 2010 and pending in the Superior Court of the State of California, County of Kern,

•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Kirk v. First American Financial Corporation, filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Muehling v. First American Title Company, filed on December 11, 2012 and pending in the Superior Court of the State of California, County of Alameda,

•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Smith v. First American Title Insurance Company, filed on November 23, 2011 and pending in the United States District Court for the Western District of Washington,

•	Tavenner v. Talon Group, filed on August 18, 2009 and pending in the United States District Court for the Western District of Washington, and

•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

All of these lawsuits, except Kirk, Sjobring, and Tavenner, are putative class actions for which a class has not been certified. In Sjobring a class was certified but that certification was subsequently vacated. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

While some of the lawsuits described above may be material to the Company’s operating results in any particular period if an unfavorable outcome results, the Company does not believe that any of these lawsuits will have a material adverse effect on the Company’s overall financial condition or liquidity.

On March 5, 2010, Bank of America, N.A. filed a complaint in the North Carolina General Court of Justice, Superior Court Division against United General Title Insurance Company and First American Title Insurance Company alleging that the defendants failed to pay or failed to timely respond to certain claims made on title insurance policies issued in connection with home equity loans or lines of credit that are now in default. On April 1, 2010, the Company filed a third party complaint within the same litigation against Fiserv Solutions, Inc. for other matters relating to the plaintiff’s allegations. During the fourth quarter of 2011, the Company, Bank of America and Fiserv settled the lawsuit through mediation. In connection with the case, the Company recorded a charge of $19.2 million in the fourth quarter of 2011 and $13.0 million in the third quarter of 2011, which is net of all recoveries. These charges were recorded to provision for policy losses and other claims on the accompanying consolidated statements of income. The settlement extinguished all Company liability in connection with policies issued to Bank of America of the type that are the subject of the lawsuit, whether or not Bank of America submitted a claim with respect to such policies. The court approved of the settlement on December 8, 2011 and dismissed the case with prejudice.

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

NOTE 22.    Business Combinations:

During the year ended December 31, 2012, the Company completed five acquisitions for an aggregate purchase price of $31.1 million in cash and contingent consideration of $0.8 million. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. These five acquisitions have been included in the Company’s title insurance and services segment.

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

In addition to the acquisitions discussed above, during the years ended December 31, 2012 and 2011, the Company purchased additional noncontrolling interests in companies already included in the Company’s consolidated financial statements for a total purchase price of $3.4 million and $4.2 million, respectively, in cash.

NOTE 23.    Segment Financial Information:

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides escrow and closing services; accommodates tax-deferred exchanges of real estate; maintains, manages and provides access to title plant records and images and provides banking, trust and investment advisory services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance and other insurance and guarantee products, as well as related settlement

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

services in foreign countries, including Canada, the United Kingdom, Australia and various other established and emerging markets.

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

During the first quarter of 2012, the Company changed the allocation of certain expenses within its reportable segments and corporate division to reflect the performance of the Company’s reportable segments as reported to the chief operating decision maker. The expenses that were impacted as a result of the change in allocation include shared services expenses, benefit plan expense and interest expense. Prior year segment data has been conformed to the current presentation. For the years ended December 31, 2011 and 2010, income before income taxes for the Company’s reportable segments was impacted as follows: increases of $14.9 million and $25.1 million, respectively, to the title insurance and services segment, increases of $0.7 million and $0.9 million, respectively, to the specialty insurance segment, and decreases of $15.6 million and $26.0 million, respectively, to the corporate division.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information about the Company’s operations by segment for each of the past three years is as follows:

	Revenues	Depreciation and amortization	Equity in earnings of affiliates	Income (loss) before income taxes	Assets	Investment in affiliates	Capital expenditures
	(in thousands)
2012
Title Insurance and Services	$4,200,520	$67,610	$13,584	$473,681	$5,427,432	$127,217	$78,614
Specialty Insurance	315,171	4,553	—	47,459	487,780	—	5,278
Corporate	29,892	2,787	80	(53,349)	272,928	2,753	—
Eliminations	(3,762)	—	—	(385)	(137,293)	—	—

	$4,541,821	$74,950	$13,664	$467,406	$6,050,847	$129,970	$83,892

2011
Title Insurance and Services	$3,541,119	$69,259	$8,340	$173,581	$4,947,903	$132,628	$68,098
Specialty Insurance	286,982	4,197	—	39,852	490,620	—	7,024
Corporate	(3,652)	3,433	(241)	(83,525)	40,479	4,099	251
Eliminations	(3,875)	—	—	385	(116,792)	—	—

	$3,820,574	$76,889	$8,099	$130,293	$5,362,210	$136,727	$75,373

2010
Title Insurance and Services	$3,615,534	$72,783	$8,006	$254,586	$5,113,600	$140,923	$82,123
Specialty Insurance	286,566	5,341	—	43,554	488,650	—	3,273
Corporate	6,308	2,518	370	(86,034)	369,037	5,861	3,329
Eliminations	(1,796)	—	—	—	(149,675)	—	—

	$3,906,612	$80,642	$8,376	$212,106	$5,821,612	$146,784	$88,725

Total revenues from external customers separated between domestic and foreign operations and by segment for each of the three years ended December 31, 2012, 2011 and 2010 is as follows:

	2012		2011		2010
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance and Services	$3,865,480	$332,577	$3,188,989	$350,239	$3,286,339	$326,647
Specialty Insurance	313,889	—	284,997	—	284,309	—

	$4,179,369	$332,577	$3,473,986	$350,239	$3,570,648	$326,647

Long-lived assets separated between domestic and foreign operations and by segment as of December 31, 2012, 2011 and 2010 are as follows:

	December 31,
	2012		2011		2010
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
			(in thousands)
Title Insurance and Services	$1,580,399	$151,289	$1,553,839	$136,188	$1,558,258	$134,706
Specialty Insurance	104,698	—	104,371	—	100,563	—

	$1,685,097	$151,289	$1,658,210	$136,188	$1,658,821	$134,706

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 24.    Subsequent Events:

On January 29, 2013, the Company issued $250.0 million of 4.30 percent 10 year senior unsecured notes due in 2023. The notes were priced at 99.638 percent to yield 4.345 percent. Interest is due semi-annually on February 1 and August 1, beginning August 1, 2013. The Company used a portion of the net proceeds from the sale to repay all borrowings outstanding under its credit agreement.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2012
Revenues	$966,763	$1,089,833	$1,208,402	$1,276,823
Income before income taxes	$51,550	$112,290	$155,882	$147,684
Net income	$31,109	$73,517	$103,900	$93,202
Net (loss) income attributable to noncontrolling interests	$(184)	$516	$430	$(75)
Net income attributable to the Company	$31,293	$73,001	$103,470	$93,277
Net income per share attributable to the Company’s stockholders (1):
Basic	$0.30	$0.69	$0.97	$0.87
Diluted	$0.29	$0.68	$0.95	$0.85

(1)	Net income per share attributable to the Company’s stockholders for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

	Quarter Ended
	March 31	June 30	September 30 (2)	December 31
	(in thousands, except per share amounts)
2011 (1)
Revenues	$931,700	$927,343	$964,965	$996,566
(Loss) income before income taxes	$(23,449)	$49,215	$38,411	$66,116
Net (loss) income	$(15,241)	$32,147	$21,295	$40,378
Net income (loss) attributable to noncontrolling interests	$94	$(194)	$252	$151
Net (loss) income attributable to the Company	$(15,335)	$32,341	$21,043	$40,227
Net (loss) income per share attributable to the Company’s stockholders (3):
Basic	$(0.15)	$0.31	$0.20	$0.38
Diluted	$(0.15)	$0.30	$0.20	$0.38

(1)	Net income for the year ended December 31, 2011 includes a net increase of $1.6 million related to certain items that should have been recorded in a prior year. These items increased diluted net income per share attributable to the Company’s stockholders by $0.02 for the year.
(2)	Net income for the third quarter ended September 30, 2011 includes a net reduction of $0.9 million related to certain items that should have been recorded in a prior quarter. These items decreased diluted net income per share attributable to the Company’s stockholders by $0.01 for the quarter. The Company assessed these items and concluded that such items were not material to the previously reported consolidated financial statements and are not material to the consolidated financial statements for the year ended December 31, 2011.
(3)	Net income per share attributable to the Company’s stockholders for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

SCHEDULE I

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

December 31, 2012

Column A	Column B	Column C		Column D
Type of investment	Cost	Market value		Amount at which shown in the balance sheet
Deposits with savings and loan associations and banks:
Consolidated	$71,196	$71,400		$71,196

Debt securities:
U.S. Treasury bonds
Consolidated	$80,651	$82,175		$82,175

Municipal bonds
Consolidated	$361,912	$375,822		$375,822

Foreign bonds
Consolidated	$236,630	$238,745		$238,745

Governmental agency bonds
Consolidated	$324,323	$325,450		$325,450

Governmental agency mortgage-backed securities
Consolidated	$1,271,408	$1,281,532		$1,281,532

Non-agency mortgage-backed securities
Consolidated	$26,656	$21,846		$21,846

Corporate debt securities
Consolidated	$311,695	$326,311		$326,311

Total debt securities:
Consolidated	$2,613,275	$2,651,881		$2,651,881

Equity securities:
Consolidated	$191,170	$197,920		$197,920

Notes receivable, net:
Consolidated	$11,166	$11,376		$11,166

Other long-term investments:
Consolidated	$181,397	$181,397	(1)	$181,397

Total investments:
Consolidated	$3,068,204	$3,113,974		$3,113,560

(1)	As other long-term investments are not publicly traded, reasonable estimate of the fair values could not be made without incurring excessive costs.

SCHEDULE II

1 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED BALANCE SHEETS

(in thousands, except par values)

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$163,488	$147,339
Due from subsidiaries, net	—	7,326
Income taxes receivable	14,093	12,304
Investments	6,569	85,507
Investment in subsidiaries	2,908,476	2,426,856
Property and equipment, net	1,806	2,237
Deferred income taxes	—	39,617
Other assets	78,134	70,953

	$3,172,566	$2,792,139

Liabilities and Equity
Accounts payable and other accrued liabilities	$12,307	$19,677
Pension costs and other retirement plans	445,246	415,373
Due to subsidiaries, net	29,926	—
Due to CoreLogic, net	52,453	35,370
Deferred income taxes	36,987	—
Notes and contracts payable	160,000	200,000
Notes and contracts payable to subsidiaries	83,878	86,780

	820,797	757,200

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, Authorized-500 shares; Outstanding-none	—	—
Common stock, $0.00001 par value:
Authorized—300,000 shares; Outstanding—107,239 shares and 105,410 shares as of December 31, 2012 and 2011, respectively	1	1
Additional paid-in capital	2,111,605	2,081,242
Retained earnings	387,015	124,816
Accumulated other comprehensive loss	(150,556)	(177,459)

Total stockholders’ equity	2,348,065	2,028,600
Noncontrolling interests	3,704	6,339

Total equity	2,351,769	2,034,939

	$3,172,566	$2,792,139

See notes to condensed financial statements

SCHEDULE II

2 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues
Dividends from subsidiaries	$285,141	$60,600
Other income (loss)	29,839	(3,604)

	314,980	56,996
Expenses
Other expenses	24,569	26,010

Income before income taxes and equity in undistributed earnings of subsidiaries	290,411	30,986
Income taxes	102,940	12,298
Equity in undistributed earnings of subsidiaries	114,257	59,891

Net income	301,728	78,579
Less: Net income attributable to noncontrolling interests	687	303

Net income attributable to the Company	$301,041	$78,276

See notes to condensed financial statements

SCHEDULE II

3 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011
Net income	$301,728	$78,579

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	31,445	(12,316)
Unrealized gain on securities for which credit-related portion was recognized in earnings	3,902	2,144
Foreign currency translation adjustment	5,131	(6,167)
Pension benefit adjustment	(13,571)	(12,034)

Total other comprehensive income(loss), net of tax	26,907	(28,373)

Comprehensive income	328,635	50,206
Less: Comprehensive income attributable to noncontrolling interests	691	233

Comprehensive income attributable to the Company	$327,944	$49,973

See notes to condensed financial statements

SCHEDULE II

4 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash flows from operating activities:
Cash (used for) provided by operating activities	$(39,583)	$84,038

Cash flows from investing activities:
Proceeds from sales of equity securities	137,823	—
Proceeds from notes receivable from CoreLogic	—	18,787
Proceeds from sale of property and equipment	—	1,056
Net change in other long-term investments	595	(935)
Capital expenditures	—	(29)

Cash provided by investing activities	138,418	18,879

Cash flows from financing activities:
Proceeds from issuance of debt	440,000	—
Repayment of debt	(480,000)	(1,083)
Repayment of debt to subsidiaries	(2,902)	(5,269)
Distributions to subsidiaries	(10,999)	—
Excess tax benefits from share-based compensation	2,372	1,145
Net proceeds in connection with share-based compensation plans	12,668	1,152
Net activity related to noncontrolling interests	(4,094)	(4,491)
Purchase of Company shares	—	(2,502)
Cash dividends	(44,705)	(25,216)

Cash used for financing activities	(87,660)	(36,264)
Effect of exchange rate changes on cash	4,974	(5,731)

Net increase in cash and cash equivalents	16,149	60,922
Cash and cash equivalents—Beginning of period	147,339	86,417

Cash and cash equivalents—End of period	$163,488	$147,339

See notes to condensed financial statements

SCHEDULE II

5 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.    Significant Accounting Policies:

First American Financial Corporation became a publicly traded company following its spin-off from its prior parent, The First American Corporation (“TFAC”) on June 1, 2010. On that date, TFAC distributed all of First American Financial Corporation’s outstanding shares to the record date shareholders of TFAC on a one-for-one basis. After the distribution, First American Financial Corporation owns TFAC’s financial services businesses and TFAC, which reincorporated and assumed the name CoreLogic, Inc., continues to own its information solutions businesses.

First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The Parent Company Financial Statements should be read in connection with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

NOTE 2.    Dividends Received:

The Company received cash dividends from subsidiaries of $11.8 million and $75.6 million for the years ended December 31, 2012 and 2011, respectively.

SCHEDULE III

1 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2012
Title Insurance and Services	$681	$941,748	$8,533
Specialty Insurance	21,908	34,714	162,130

Total	$22,589	$976,462	$170,663

2011
Title Insurance and Services	$—	$981,522	$10,261
Specialty Insurance	21,800	33,154	145,365

Total	$21,800	$1,014,676	$155,626

SCHEDULE III

2 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Premiums and escrow fees	Net investment income	Loss provision	Amortization of deferred policy acquisition costs	Other operating expenses	Net premiums written
2012
Title Insurance and Services	$3,455,592	$101,495	$237,427	$1,174	$769,477	$—
Specialty Insurance	296,053	17,513	160,290	(108)	42,395	299,071
Corporate	—	29,892	—	—	24,462	—
Eliminations	—	(3,747)	—	—	(15)	—

Total	$3,751,645	$145,153	$397,717	$1,066	$836,319	$299,071

2011
Title Insurance and Services	$2,852,455	$68,713	$270,697	$—	$702,508	$—
Specialty Insurance	273,665	11,786	149,439	(1,161)	38,066	275,044
Corporate	—	(3,652)	—	—	21,303	—
Eliminations	—	(3,876)	—	—	1	—

Total	$3,126,120	$72,971	$420,136	$(1,161)	$761,878	$275,044

2010
Title Insurance and Services	$2,908,797	$78,243	$180,821	$—	$742,823	$—
Specialty Insurance	272,405	13,703	140,053	1,887	42,226	271,809
Corporate	—	6,308	—	—	26,308	—
Eliminations	—	(1,806)	—	—	15	—

Total	$3,181,202	$96,448	$320,874	$1,887	$811,372	$271,809

SCHEDULE IV

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(in thousands, except percentages)

Segment	Premiums and escrow fees before reinsurance	Ceded to other companies	Assumed from other companies	Premiums and escrow fees	Percentage of amount assumed to premiums and escrow fees
Title Insurance and Services
2012	$3,472,675	$19,884	$2,801	$3,455,592	0.1%

2011	$2,861,418	$13,744	$4,781	$2,852,455	0.2%

2010	$2,912,767	$12,457	$8,487	$2,908,797	0.3%

Specialty Insurance
2012	$305,073	$9,020	$—	$296,053	0.0%

2011	$283,885	$10,220	$—	$273,665	0.0%

2010	$280,817	$8,412	$—	$272,405	0.0%

SCHEDULE V

1 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2012

Column A	Column B	Column C		Column D		Column E
Description	Balance at beginning of period	Additions		Deductions from reserve		Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Reserve deducted from accounts receivable:
Consolidated	$30,504	$4,927		$4,514	(A)	$30,917

Reserve for known and incurred but not reported claims:
Consolidated	$1,014,676	$397,717	$10,055	$445,986	(B)	$976,462

Reserve deducted from loans receivable:
Consolidated	$4,171			$278	(A)	$3,893

Reserve deducted from other assets:
Consolidated	$4,183	$462		$1,741		$2,904

Reserve deducted from deferred income taxes:
Consolidated	$21,426		$15	$7,269		$14,172

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

SCHEDULE V

2 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2011

Column A	Column B	Column C		Column D		Column E
Description	Balance at beginning of period	Additions		Deductions from reserve		Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Reserve deducted from accounts receivable:
Consolidated	$39,904	$1,723		$11,123	(A)	$30,504

Reserve for known and incurred but not reported claims:
Consolidated	$1,108,238	$420,136	$(10,264)	$503,434	(B)	$1,014,676

Reserve deducted from loans receivable:
Consolidated	$3,271	$900				$4,171

Reserve deducted from other assets:
Consolidated	$5,905	$1,026		$2,748		$4,183

Reserve deducted from deferred income taxes:
Consolidated	$19,126		$5,276	$2,976		$21,426

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

SCHEDULE V

3 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2010

Column A	Column B	Column C		Column D		Column E
Description	Balance at beginning of period	Additions		Deductions from reserve		Balance at end of period
		Charged to costs and expenses	Charged to other accounts
Reserve deducted from accounts receivable:
Consolidated	$35,595	$11,046		$6,737	(A)	$39,904

Reserve for known and incurred but not reported claims:
Consolidated	$1,227,757	$320,874	$15,832	$456,225	(B)	$1,108,238

Reserve deducted from loans receivable:
Consolidated	$2,071	$1,200				$3,271

Reserve deducted from other assets:
Consolidated	$6,679	$1,541		$2,315		$5,905

Reserve deducted from deferred income taxes:
Consolidated	$27,045			$7,919		$19,126

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of December 31, 2012, the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on that assessment under the framework in Internal Control—Integrated Framework, management determined that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements provided in Item 8, above, has issued a report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

The information required by Items 10 through 14 of this report is expected to be set forth in the sections entitled “Information Regarding the Nominees for Election,” “Information Regarding the Other Incumbent Directors,” “Election of Class III Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board and Committee Meetings,” “Executive Compensation,” “Compensation Discussion and Analysis,” “2012 Director Compensation,” “Codes of Ethics,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Securities Authorized for Issuance under Equity Compensation Plans,” “Who are the largest principal stockholders outside of management?,” “Security Ownership of Management,” “Principal Accounting Fees and Services” “Policy on Audit Committee Pre-approval of Audit and Permissible Nonaudit Services of Independent Auditor,” “Transactions with Management and Others” and “Independence of Directors” in the Company’s definitive proxy statement, and is hereby incorporated in this report and made a part hereof by reference. If the definitive proxy statement is not filed within 120 days after the close of the fiscal year, the Company will file an amendment to this Annual Report on Form 10-K to include the information required by Items 10 through 14.

PART IV

Item 15. Exhibits	and Financial Statement Schedules

(a) 1. & 2.	Financial Statements and Financial Statement Schedules

The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 56 in Item 8 of Part II of this report.

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

Date: February 28, 2013

By	/s/ MAX O. VALDES

Max O. Valdes Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DENNIS J. GILMORE Dennis J. Gilmore	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/S/ MAX O. VALDES Max O. Valdes	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2013

/S/ PARKER S. KENNEDY Parker S. Kennedy	Chairman of the Board of Directors	February 28, 2013

/S/ ANTHONY K. ANDERSON Anthony K. Anderson	Director	February 28, 2013

/S/ GEORGE L. ARGYROS George L. Argyros	Director	February 28, 2013

/S/ WILLIAM G. DAVIS William G. Davis	Director	February 28, 2013

/S/ JAMES L. DOTI James L. Doti	Director	February 28, 2013

/S/ LEWIS W. DOUGLAS, JR. Lewis W. Douglas, Jr.	Director	February 28, 2013

Signature	Title	Date

/S/ MICHAEL D. MCKEE Michael D. McKee	Director	February 28, 2013

/S/ THOMAS V. MCKERNAN Thomas V. McKernan	Director	February 28, 2013

/S/ HERBERT B. TASKER Herbert B. Tasker	Director	February 28, 2013

/S/ VIRGINIA M. UEBERROTH Virginia M. Ueberroth	Director	February 28, 2013

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2010.

3.2	Bylaws of First American Financial Corporation.	Incorporated by reference herein to Exhibit 3.2 to the Current Report on Form 8-K dated June 1, 2010.

4.1	Indenture, dated as of January 24, 2013, between the Company and U.S. Bank National Association, as trustee.	Incorporated by reference herein to Exhibit 4.1 to the Form S-3ASR filed January 24, 2013.

4.2	First Supplemental Indenture, dated as of January 29, 2013, between the Company and U.S. Bank National Association.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K dated January 29, 2013.

4.3	Form of 4.30% Senior Notes due 2023.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K dated January 29, 2013.

10.1	Separation and Distribution Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K dated June 1, 2010.

10.2.1	Credit Agreement dated as of April 17, 2012, among First American Financial Corporation, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference herein to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2012.

10.2.2	Amendment No. 1 dated as of November 14, 2012 to the Credit Agreement dated as of April 17, 2012, among First American Financial Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K dated November 14, 2012.

10.3	Tax Sharing Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K dated June 1, 2010.

10.4	Second Amended and Restated Secured Promissory Note of First American Financial Corporation to First American Title Insurance Company in the amount of $83,878,422.04, dated as of September 30, 2012.	Incorporated by reference herein to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2012.

*10.5	First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Incorporated by reference herein to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.6	First American Financial Corporation Deferred Compensation Plan, amended and restated effective as of January 1, 2012.	Incorporated by reference herein to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2011.

*10.7	First American Financial Corporation 2010 Incentive Compensation Plan, approved May 28, 2010.	Incorporated by reference herein to Exhibit 10.6 to the Current Report on Form 8-K dated June 1, 2010.

Exhibit No.	Description	Location

*10.7.1	Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director), approved February 10, 2009.	Incorporated by reference herein from Exhibit 10(yy) of The First American Corporation (n/k/a CoreLogic, Inc.) Annual Report on Form 10-K for the year ended December 31, 2008.

*10.7.2	Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 18, 2011.	Incorporated by reference herein to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.7.3	Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 17, 2012.	Incorporated by reference herein to Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2011.

*10.7.4	Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 15, 2013.	Attached.

*10.7.5	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 25, 2010.	Incorporated by reference herein from Exhibit 10(zz) to The First American Corporation (n/k/a CoreLogic, Inc.) Annual Report on Form 10-K for the year ended December 31, 2009.

*10.7.6	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement approved June 10, 2010.	Incorporated by reference herein to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

*10.7.7	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 11, 2011.	Incorporated by reference herein to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.7.8	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 17, 2012.	Incorporated by reference herein to Exhibit 10.21.1 to the Annual Report on Form 10-K for the year ended December 31, 2011.

*10.7.9	Form of Notice of Restricted Stock Unit Grant (Valdes) and Restricted Stock Unit Award Agreement (Valdes), approved February 13, 2012.	Incorporated by reference herein to Exhibit 10.21.2 to the Annual Report on Form 10-K for the year ended December 31, 2011.

*10.7.10	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 15, 2013.	Attached.

Exhibit No.	Description	Location

*10.7.11	Form of Notice of Restricted Stock Unit Grant (Valdes) and Restricted Stock Unit Award Agreement (Valdes), approved February 7, 2013.	Attached.

*10.7.12	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 25, 2010.	Incorporated by reference herein from Exhibit 10(mmm) to The First American Corporation (n/k/a CoreLogic, Inc.) Annual Report on Form 10-K for the year ended December 31, 2009.

*10.7.13	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved March 7, 2011.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

*10.7.14	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 17, 2012.	Incorporated by reference herein to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2011.

*10.7.15	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 15, 2013.	Attached.

*10.8	Employment Agreement, dated August 30, 2011, between First American Financial Corporation and Dennis J. Gilmore.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30,2011.

*10.9	Employment Agreement, dated August 30, 2011, between First American Financial Corporation and Kenneth D. DeGiorgio.	Incorporated by reference herein to Exhibit 10. 2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

*10.10	Employment Agreement, dated August 30, 2011, between First American Financial Corporation and Max O. Valdes.	Incorporated by reference herein to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30,2011.

*10.11	First American Financial Corporation Form of Amended and Restated Change in Control Agreement effective as of December 31, 2010.	Incorporated by reference herein to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(21)	Subsidiaries of the registrant.	Attached.

(23)	Consent of Independent Registered Public Accounting Firm.	Attached.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934.	Attached.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

Exhibit No.	Description	Location

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.