Form 10-Q
period 2013-03-31
First American Financial Corp
filed 2013-04-26
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

On April 23, 2013, there were 108,180,740 shares of common stock outstanding.

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

ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “PLAN,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” OR OTHER SIMILAR WORDS AND PHRASES.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$814,514	$627,208
Accounts and accrued income receivable, net	248,728	259,779
Income taxes receivable	4,897	14,093
Investments:
Deposits with savings and loan associations and banks	66,508	71,196
Debt securities, includes pledged securities of $119,606 and $105,849	2,599,038	2,651,881
Equity securities	236,899	197,920
Other long-term investments	191,313	192,563

	3,093,758	3,113,560

Loans receivable, net	91,766	107,352
Property and equipment, net	344,763	343,450
Title plants and other indexes	521,733	521,741
Goodwill	843,983	845,857
Other intangible assets, net	54,098	57,095
Other assets	163,669	160,712

	$6,181,909	$6,050,847

Liabilities and Equity
Deposits	$1,559,689	$1,411,193
Accounts payable and accrued liabilities	691,405	820,503
Due to CoreLogic, Inc. (“CoreLogic”), net	53,284	53,510
Deferred revenue	162,347	170,663
Reserve for known and incurred but not reported claims	977,254	976,462
Deferred income taxes	36,987	36,987
Notes and contracts payable	317,378	229,760

	3,798,344	3,699,078

Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.00001 par value, Authorized-500 shares; Outstanding-none	—	—
Common stock, $0.00001 par value:
Authorized-300,000 shares; Outstanding-108,142 shares and 107,239 shares as of March 31, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	2,122,805	2,111,605
Retained earnings	409,917	387,015
Accumulated other comprehensive loss	(152,856)	(150,556)

Total stockholders’ equity	2,379,867	2,348,065
Noncontrolling interests	3,698	3,704

Total equity	2,383,565	2,351,769

	$6,181,909	$6,050,847

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Revenues
Direct premiums and escrow fees	$477,851	$413,786
Agent premiums	484,465	376,986
Information and other	152,133	155,760
Investment income	23,058	21,134
Net realized investment gains	9,256	1,699
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on debt securities	—	(240)
Portion of OTTI losses on debt securities recognized in other comprehensive loss	—	(2,362)

	—	(2,602)

	1,146,763	966,763

Expenses
Personnel costs	344,500	305,279
Premiums retained by agents	387,543	302,164
Other operating expenses	205,346	189,150
Provision for policy losses and other claims	116,026	86,678
Depreciation and amortization	18,395	18,059
Premium taxes	12,117	10,848
Interest	3,244	3,035

	1,087,171	915,213

Income before income taxes	59,592	51,550
Income taxes	23,360	20,441

Net income	36,232	31,109
Less: Net income (loss) attributable to noncontrolling interests	54	(184)

Net income attributable to the Company	$36,178	$31,293

Net income per share attributable to the Company’s stockholders (Note 10):
Basic	$0.34	$0.30

Diluted	$0.33	$0.29

Cash dividends declared per share	$0.12	$0.08

Weighted-average common shares outstanding (Note 10):
Basic	107,552	105,621

Diluted	109,993	107,480

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net income	$36,232	$31,109

Other comprehensive income, net of tax:
Unrealized (loss) gain on securities	(253)	20,374
Unrealized gain on securities for which credit-related portion was recognized in earnings	632	2,903
Foreign currency translation adjustment	(6,822)	5,865
Pension benefit adjustment	4,144	1,257

Total other comprehensive (loss) income, net of tax	(2,299)	30,399

Comprehensive income	33,933	61,508
Less: Comprehensive income (loss) attributable to noncontrolling interests	55	(181)

Comprehensive income attributable to the Company	$33,878	$61,689

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$36,232	$31,109
Adjustments to reconcile net income to cash used for operating activities:
Provision for policy losses and other claims	116,026	86,678
Depreciation and amortization	18,395	18,059
Excess tax benefits from share-based compensation	(4,148)	(508)
Share-based compensation	9,887	6,148
Net realized investment gains	(9,256)	(1,699)
Net OTTI losses recognized in earnings	—	2,602
Equity in earnings of affiliates, net	(2,650)	(596)
Dividends from equity method investments	2,214	2,324
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(111,193)	(116,085)
Net change in income tax accounts	10,178	28,237
Decrease (increase) in accounts and accrued income receivable	11,631	(8,383)
Decrease in accounts payable and accrued liabilities	(122,827)	(54,916)
Net change in due to CoreLogic, net	(535)	(48)
Decrease in deferred revenue	(8,029)	(7,758)
Other, net	3,204	7,040

Cash used for operating activities	(50,871)	(7,796)

Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	—	(14,000)
Net decrease (increase) in deposits with banks	4,505	(9,660)
Net decrease in loans receivable	15,586	8,760
Purchases of debt and equity securities	(284,003)	(182,648)
Proceeds from sales of debt and equity securities	152,210	101,310
Proceeds from maturities of debt securities	140,890	111,736
Net decrease (increase) in other long-term investments	875	(692)
Capital expenditures	(18,657)	(18,172)
Proceeds from sale of property and equipment	4,742	685

Cash provided by (used for) investing activities	16,148	(2,681)

Cash flows from financing activities:
Net change in deposits	148,496	293,423
Proceeds from issuance of debt	249,095	53
Repayment of debt	(161,326)	(23,569)
Net payments in connection with share-based compensation plans	(3,184)	(1,150)
Net activity related to noncontrolling interests	(52)	(506)
Excess tax benefits from share-based compensation	4,148	508
Cash dividends	(12,927)	(6,328)

Cash provided by financing activities	224,250	262,431
Effect of exchange rate changes on cash	(2,221)	2,276

Net increase in cash and cash equivalents	187,306	254,230
Cash and cash equivalents—Beginning of period	627,208	418,299

Cash and cash equivalents—End of period	$814,514	$672,529

Supplemental information:
Cash paid (received) during the period for:
Interest	$1,409	$3,060
Premium taxes	$21,961	$16,095
Income taxes, net	$13,193	$(11,989)

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2012	107,239	$1	$2,111,605	$387,015	$(150,556)	$2,348,065	$3,704	$2,351,769
Net income for three months ended March 31, 2013	—	—	—	36,178	—	36,178	54	36,232
Dividends on common shares	—	—	—	(12,927)	—	(12,927)	—	(12,927)
Shares issued in connection with share-based compensation plans	903	—	1,313	(349)	—	964	—	964
Share-based compensation	—	—	9,887	—	—	9,887	—	9,887
Net activity related to noncontrolling interests	—	—	—	—	—	—	(61)	(61)
Other comprehensive loss (Note 14)	—	—	—	—	(2,300)	(2,300)	1	(2,299)

Balance at March 31, 2013	108,142	$1	$2,122,805	$409,917	$(152,856)	$2,379,867	$3,698	$2,383,565

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

Basis of Presentation

The condensed consolidated financial information included in this report has been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. All material intercompany transactions and balances have been eliminated upon consolidation. Certain 2012 amounts have been reclassified to conform to the 2013 presentation.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance requiring entities to present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If the component is not required to be reclassified to net income in its entirety, entities should instead cross reference to the related footnote for additional information. The updated guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2012, with early adoption permitted. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s condensed consolidated financial statements.

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

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $4.0 billion and $4.2 billion at March 31, 2013 and December 31, 2012, respectively, of which $1.4 billion and $1.2 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated balance sheets, in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $2.9 billion and $2.8 billion at March 31, 2013 and December 31, 2012, respectively, and were held or managed by First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $1.2 billion and $1.4 billion at March 31, 2013 and December 31, 2012, respectively. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Note 3 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated	Other-than- temporary impairments
(in thousands)	cost	gains	losses	fair value	in AOCI
March 31, 2013
U.S. Treasury bonds	$74,672	$1,338	$(73)	$75,937	$—
Municipal bonds	381,658	11,828	(1,115)	392,371	—
Foreign bonds	234,925	2,955	(83)	237,797	—
Governmental agency bonds	285,825	1,163	(196)	286,792	—
Governmental agency mortgage-backed securities	1,234,357	8,491	(1,891)	1,240,957	—
Non-agency mortgage-backed securities (1)	26,319	—	(3,699)	22,620	20,743
Corporate debt securities	328,501	14,350	(287)	342,564	—

	$2,566,257	$40,125	$(7,344)	$2,599,038	$20,743

December 31, 2012
U.S. Treasury bonds	$80,651	$1,574	$(50)	$82,175	$—
Municipal bonds	361,912	14,516	(606)	375,822	—
Foreign bonds	236,630	2,312	(197)	238,745	—
Governmental agency bonds	324,323	1,445	(318)	325,450	—
Governmental agency mortgage-backed securities	1,271,408	11,259	(1,135)	1,281,532	—
Non-agency mortgage-backed securities (1)	26,656	—	(4,810)	21,846	20,743
Corporate debt securities	311,695	14,941	(325)	326,311	—

	$2,613,275	$46,047	$(7,441)	$2,651,881	$20,743

(1)	At December 31, 2012, the $26.7 million amortized cost is net of $3.6 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2012. At March 31, 2013, the $3.7 million gross unrealized losses include $3.4 million of unrealized losses for securities determined to be other-than-temporarily impaired and $0.3 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. At December 31, 2012, the $4.8 million gross unrealized losses include $4.4 million of unrealized losses for securities determined to be other-than-temporarily impaired and $0.4 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. The $20.7 million other-than-temporary impairments recorded in accumulated other comprehensive income (“AOCI”) through March 31, 2013 and December 31, 2012, represent the amount of other-than-temporary impairment losses recognized in AOCI which were not included in earnings due to the fact that the losses were not considered to be credit related. Other-than-temporary impairments were recognized in AOCI for non-agency mortgage-backed securities only.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Cost	Gross unrealized		Estimated fair value
		gains	losses
March 31, 2013
Preferred stocks	$14,663	$1,031	$(34)	$15,660
Common stocks	209,030	12,944	(735)	221,239

	$223,693	$13,975	$(769)	$236,899

December 31, 2012
Preferred stocks	$13,326	$752	$(41)	$14,037
Common stocks	177,844	6,447	(408)	183,883

	$191,170	$7,199	$(449)	$197,920

The Company had the following net unrealized gains (losses) as of March 31, 2013 and December 31, 2012:

(in thousands)	As of March 31, 2013	As of December 31, 2012
Debt securities for which an other-than-temporary impairment has been recognized	$(3,382)	$(4,435)
Debt securities—all other	36,163	43,041
Equity securities	13,206	6,750

	$45,987	$45,356

Sales of debt and equity securities resulted in realized gains of $6.6 million and $2.0 million and realized losses of $0.6 million and $0.1 million for the three months ended March 31, 2013 and 2012, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

The Company had the following gross unrealized losses as of March 31, 2013 and December 31, 2012:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2013
Debt securities:
U.S. Treasury bonds	$22,338	$(73)	$—	$—	$22,338	$(73)
Municipal bonds	86,988	(1,010)	2,069	(105)	89,057	(1,115)
Foreign bonds	8,443	(83)	—	—	8,443	(83)
Governmental agency bonds	65,129	(196)	—	—	65,129	(196)
Governmental agency mortgage-backed securities	322,513	(1,724)	18,658	(167)	341,171	(1,891)
Non-agency mortgage-backed securities	7,077	(888)	15,543	(2,811)	22,620	(3,699)
Corporate debt securities	40,363	(240)	1,046	(47)	41,409	(287)

Total debt securities	552,851	(4,214)	37,316	(3,130)	590,167	(7,344)
Equity securities	36,146	(766)	97	(3)	36,243	(769)

Total	$588,997	$(4,980)	$37,413	$(3,133)	$626,410	$(8,113)

December 31, 2012
Debt securities:
U.S. Treasury bonds	$27,219	$(50)	$—	$—	$27,219	$(50)
Municipal bonds	60,229	(557)	451	(49)	60,680	(606)
Foreign bonds	58,262	(183)	1,031	(14)	59,293	(197)
Governmental agency bonds	60,882	(318)	—	—	60,882	(318)
Governmental agency mortgage-backed securities	135,354	(889)	22,112	(246)	157,466	(1,135)
Non-agency mortgage-backed securities	6,544	(1,498)	15,302	(3,312)	21,846	(4,810)
Corporate debt securities	35,537	(227)	996	(98)	36,533	(325)

Total debt securities	384,027	(3,722)	39,892	(3,719)	423,919	(7,441)
Equity securities	34,258	(447)	98	(2)	34,356	(449)

Total	$418,285	$(4,169)	$39,990	$(3,721)	$458,275	$(7,890)

Substantially all securities in the Company’s non-agency mortgage-backed portfolio are senior tranches and all were investment grade at the time of purchase, however all have been downgraded below investment grade since purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investor Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by either rating agency, the lower of the two ratings was selected. All amounts and ratings are as of March 31, 2013.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	Non-Investment Grade/ Not Rated
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$4,431	$3,420	100.0%
2006	3	11,021	9,537	100.0%
2005	1	2,902	2,586	100.0%
Alt-A single family residential:
2007	1	7,965	7,077	100.0%

	6	$26,319	$22,620	100.0%

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

The amortized cost and estimated fair value of debt securities at March 31, 2013, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	3,751	41,870	27,613	1,438	74,672
Estimated fair value	3,810	42,810	27,854	1,463	75,937
Municipal bonds
Amortized cost	2,161	101,825	134,416	143,256	381,658
Estimated fair value	2,178	103,572	139,993	146,628	392,371
Foreign bonds
Amortized cost	42,405	177,010	14,477	1,033	234,925
Estimated fair value	42,611	179,400	14,725	1,061	237,797
Governmental agency bonds
Amortized cost	5,741	108,819	170,679	586	285,825
Estimated fair value	5,744	109,311	171,180	557	286,792
Corporate debt securities
Amortized cost	11,823	176,365	129,582	10,731	328,501
Estimated fair value	11,938	181,503	137,345	11,778	342,564

Total debt securities excluding mortgage-backed securities
Amortized cost	65,881	605,889	476,767	157,044	1,305,581
Estimated fair value	66,281	616,596	491,097	161,487	1,335,461

Total mortgage-backed securities
Amortized cost					1,260,676
Estimated fair value					1,263,577
Total debt securities
Amortized cost					2,566,257
Estimated fair value					2,599,038

Other-than-temporary impairment—debt securities

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of March 31, 2013, the Company does not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

If the Company does not expect to recover the amortized cost basis of a debt security with declines in fair value (even if the Company does not intend to sell the debt security and it is not more likely than not that the Company will be required to sell the debt security), the losses the Company considers to be the credit portion of the other-than-temporary impairment loss (“credit loss”) is recognized in earnings and the non-credit portion is recognized in other comprehensive income. The credit loss is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. The cash flows expected to be collected are discounted at the rate implicit in the security immediately prior to the recognition of the other-than-temporary impairment.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

The Company determines if a non-agency mortgage-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed securities in its portfolio that are in an unrealized loss position. For the securities that were determined not to be other-than-temporarily impaired at March 31, 2013, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

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

The table below summarizes the primary assumptions used at March 31, 2013 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	9.3%	7.9% – 10.8%
Default rates	3.1%	1.3% – 6.6%
Loss severity	20.5%	4.0% – 36.6%

As a result of the Company’s security-level review, it did not recognize any other-than-temporary impairments considered to be credit related for the three months ended March 31, 2013, and recognized $2.6 million in earnings related to its non-agency mortgage-backed securities for the three months ended March 31, 2012. It is possible that the Company could recognize additional other-than-temporary impairment losses on some securities it owns at March 31, 2013 if future events or information cause it to determine that a decline in value is other-than-temporary.

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the three months ended March 31, 2013 and 2012.

	For the Three Months Ended March 31,
(in thousands)	2013	2012
Cumulative credit loss on debt securities held at beginning of period	$16,478	$33,656
Addition to credit loss for which an other-than-temporary impairment was previously recognized	—	2,602

Cumulative credit loss on debt securities held as of March 31	$16,478	$36,258

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

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as the evidence, if any exists, that supports the Company’s view that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company did not record any other-than-temporary impairment losses related to its equity securities for the three months ended March 31, 2013 and 2012.

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

If the inputs used to measure fair value fall into different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement. The valuation techniques and inputs used to estimate the fair value of the Company’s debt and equity securities are summarized as follows:

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

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value as of March 31, 2013	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$75,937	$—	$75,937	$—
Municipal bonds	392,371	—	392,371	—
Foreign bonds	237,797	—	237,797	—
Governmental agency bonds	286,792	—	286,792	—
Governmental agency mortgage-backed securities	1,240,957	—	1,240,957	—
Non-agency mortgage-backed securities	22,620	—	—	22,620
Corporate debt securities	342,564	—	342,564	—

	2,599,038	—	2,576,418	22,620

Equity securities:
Preferred stocks	15,660	15,660	—	—
Common stocks	221,239	221,239	—	—

	236,899	236,899	—	—

	$2,835,937	$236,899	$2,576,418	$22,620

(in thousands)	Estimated fair value as of December 31, 2012	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$82,175	$—	$82,175	$—
Municipal bonds	375,822	—	375,822	—
Foreign bonds	238,745	—	238,745	—
Governmental agency bonds	325,450	—	325,450	—
Governmental agency mortgage-backed securities	1,281,532	—	1,281,532	—
Non-agency mortgage-backed securities	21,846	—	—	21,846
Corporate debt securities	326,311	—	326,311	—

	2,651,881	—	2,630,035	21,846

Equity securities:
Preferred stocks	14,037	14,037	—	—
Common stocks	183,883	183,883	—	—

	197,920	197,920	—	—

	$2,849,801	$197,920	$2,630,035	$21,846

The Company did not have any transfers in and out of Level 1 and Level 2 measurements during the three months ended March 31, 2013 and 2012. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
(in thousands)	2013	2012
Fair value at beginning of period	$21,846	$30,634
Total gains/(losses) (realized and unrealized):
Included in earnings:
Net other-than-temporary impairment losses recognized in earnings	—	(2,602)
Included in other comprehensive income	1,111	4,839
Settlements	(337)	(1,934)
Transfers into Level 3	—	—
Transfers out of Level 3	—	—

Fair value as of March 31	$22,620	$30,937

Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$—	$(2,602)

The Company did not purchase or sell any non-agency mortgage-backed securities during the three months ended March 31, 2013 and 2012.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Note 4 – Financing Receivables

Financing receivables are summarized as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Loans receivable, net:
Real estate—mortgage
Multi-family residential	$8,556	$8,768
Commercial	87,254	102,626
Other	589	598

	96,399	111,992
Allowance for loan losses	(3,893)	(3,893)
Participations sold	(748)	(761)
Deferred loan fees, net	8	14

Loans receivable, net	91,766	107,352

Other long-term investments:
Notes receivable—secured	11,091	11,358
Notes receivable—unsecured	2,288	2,710

	13,379	14,068
Loss reserve	(2,604)	(2,902)

Notes receivable, net	10,775	11,166

Total financing receivables, net	$102,541	$118,518

Aging analysis of loans and notes receivable at March 31, 2013 is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Non-accrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$8,556	$8,556	$—	$—	$—	$—
Commercial	87,254	84,578	—	158	—	2,518
Other	589	547	—	—	—	42

	$96,399	$93,681	$—	$158	$—	$2,560

Notes Receivable:
Secured	$11,091	$6,345	$3,825	$—	$88	$833
Unsecured	2,288	233	23	—	811	1,221

	$13,379	$6,578	$3,848	$—	$899	$2,054

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Aging analysis of loans and notes receivable at December 31, 2012 is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Non-accrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$8,768	$8,768	$—	$—	$—	$—
Commercial	102,626	99,911	—	160	—	2,555
Other	598	556	—	—	—	42

	$111,992	$109,235	$—	$160	$—	$2,597

Notes Receivable:
Secured	$11,358	$6,517	$3,912	$72	$16	$841
Unsecured	2,710	319	—	—	811	1,580

	$14,068	$6,836	$3,912	$72	$827	$2,421

Note 5 – Goodwill

A summary of the changes in the carrying amount of goodwill by operating segment for the three months ended March 31, 2013 is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2012	$799,092	$46,765	$845,857
Acquisitions	—	—	—
Other net adjustments	(1,874)	—	(1,874)

Balance as of March 31, 2013	$797,218	$46,765	$843,983

The Company’s four reporting units for purposes of assessing impairment are title insurance, home warranty, property and casualty insurance and trust and other services. There is no accumulated impairment for goodwill as the Company has never recognized any impairment for its reporting units.

In accordance with accounting guidance and consistent with prior years, the Company’s policy is to perform an annual assessment of goodwill for impairment for each reporting unit in the fourth quarter. An impairment analysis has not been performed during the three months ended March 31, 2013 as no triggering events requiring such an analysis occurred.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	March 31, 2013	December 31, 2012
Finite-lived intangible assets:
Customer lists	$77,861	$77,981
Covenants not to compete	26,696	26,842
Trademarks	10,056	10,070
Patents	2,840	2,840

	117,453	117,733
Accumulated amortization	(81,193)	(78,495)

	36,260	39,238
Indefinite-lived intangible assets:
Licenses	17,838	17,857

	$54,098	$57,095

Amortization expense for finite-lived intangible assets was $3.1 million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2013	$8,826
2014	$7,917
2015	$4,707
2016	$3,624
2017	$2,072
2018	$1,923

Note 7 – Reserve for Known and Incurred But Not Reported Claims

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims (“IBNR”) and non-title claims, is as follows:

(in thousands, except percentages)	March 31, 2013		December 31, 2012
Known title claims	$135,951	13.9%	$133,070	13.6%
IBNR	804,613	82.4%	805,430	82.5%

Total title claims	940,564	96.3%	938,500	96.1%
Non-title claims	36,690	3.7%	37,962	3.9%

Total loss reserves	$977,254	100.0%	$976,462	100.0%

The provision for title losses, expressed as a percentage of title premiums and escrow fees, was 8.7% and 7.2% for the three months ended March 31, 2013 and 2012, respectively.

The current quarter rate of 8.7% reflected an ultimate loss rate of 5.6% for the current policy year and a $28.6 million net increase in the loss reserve estimates for prior policy years. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during the first quarter of 2013, primarily from policy years 2006 and 2007, which were adversely impacted by a few large commercial claims and, to a lesser extent, increased claims frequency related to residential lenders policies.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

The first quarter of 2012 rate of 7.2% reflected an ultimate loss rate of 6.2% for the 2012 policy year and a net increase in the loss reserve estimates for prior policy years of $7.2 million, primarily associated with the Company’s guaranteed valuation product offered in Canada. The reserve strengthening associated with the guaranteed valuation product reflected an increase in claims frequency experienced during the first quarter of 2012, primarily related to policy years 2008 and 2009.

Note 8 – Notes and Contracts Payable

On January 29, 2013, the Company issued $250.0 million of 4.30% 10 year senior unsecured notes due in 2023. The notes were priced at 99.638% to yield 4.345%. Interest is due semi-annually on February 1 and August 1, beginning August 1, 2013. The Company used a portion of the net proceeds from the sale to repay all borrowings outstanding under its credit facility, increasing the unused capacity thereunder to the full $600.0 million size of the facility.

Note 9 – Income Taxes

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 39.2% for the three months ended March 31, 2013 and 39.7% for the same period of the prior year. The differences between the U.S. federal statutory rate of 35% and the effective rates were primarily attributable to losses in foreign jurisdictions for which no tax benefit was provided and the impact of state taxes.

In connection with the Separation, the Company and TFAC entered into a Tax Sharing Agreement, dated June 1, 2010, which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At March 31, 2013 and December 31, 2012 the Company had a payable to CoreLogic of $52.8 million and $52.5 million, respectively, related to tax matters prior to the Separation. This amount is included in the Company’s condensed consolidated balance sheets in due to CoreLogic, net.

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

During the quarter ended March 31, 2012, the Company released a valuation allowance of $5.3 million previously recorded against certain of its deferred tax assets. Specifically, management determined that it was more likely than not that all of its tax capital loss items will be realized prior to expiration as the result of realized gains from sales of securities and favorable market value activity in its securities portfolio during the first quarter of 2012. Application of the accounting guidance related to intraperiod tax allocations resulted in the valuation allowance being credited to other comprehensive income and tax expense in the amounts of $4.5 million and $0.8 million, respectively, for the three months ended March 31, 2012.

As of March 31, 2013 and December 31, 2012, the liability for income taxes associated with uncertain tax positions was $48.0 million and $47.9 million, respectively. The liability for each period could be reduced by $32.6 million of offsetting tax benefits associated with the correlative effects of potential adjustments including timing adjustments and state income taxes. The net amounts of $15.4 million and $15.3 million, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of March 31, 2013 and December 31, 2012, the Company had accrued $4.3 million and $4.2 million, respectively, of interest and penalties (net of tax benefits) related to uncertain tax positions.

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. The Company is no longer subject to U.S. federal, state, and non-U.S. income tax examinations by taxing authorities for years prior to 2005.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Note 10 – Earnings Per Share

The following table presents the calculation of basic and diluted net income per share:

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2013	2012
Numerator
Net income attributable to the Company	$36,178	$31,293
Less: dividends and undistributed earnings allocated to unvested restricted stock units	54	92

Net income allocated to common stockholders	$36,124	$31,201

Denominator
Basic weighted-average shares	107,552	105,621
Effect of dilutive employee stock options and restricted stock units	2,441	1,859

Diluted weighted-average shares	109,993	107,480

Net income per share attributable to the Company’s stockholders
Basic	$0.34	$0.30

Diluted	$0.33	$0.29

For the three months ended March 31, 2013 and 2012, 32 thousand and 1.5 million, respectively, of stock options and RSUs were excluded from the weighted-average diluted shares outstanding due to their antidilutive effect.

Note 11 – Employee Benefit Plans

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans during the three months ended March 31, 2013 and 2012 includes the following components:

	For the Three Months Ended March 31,
(in thousands)	2013	2012
Expense:
Service cost	$479	$428
Interest cost	6,724	7,434
Expected return on plan assets	(4,674)	(3,787)
Amortization of prior service credit	(1,096)	(1,096)
Amortization of net loss	8,002	6,825

	$9,435	$9,804

The Company contributed $7.9 million to the defined benefit pension and supplemental benefit plans during the three months ended March 31, 2013, and expects to contribute an additional $35.1 million during the remainder of 2013. These contributions include both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

Note 12 – Fair Value of Financial Instruments

Accounting guidance requires disclosure of fair value information about financial instruments, whether or not recognized at fair value on the balance sheet, for which it is practical to estimate that value. In the measurement of the fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available. These derived fair value estimates are significantly affected by the assumptions used. Additionally, the accounting guidance excludes certain financial instruments including those related to insurance contracts, pension and other postretirement benefits, and equity method investments.

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

Investments

The fair value of deposits with savings and loan associations and banks is estimated based on the rates currently offered for deposits of similar remaining maturities where applicable.

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

Accounts payable and accrued liabilities

The carrying amount for accounts payable and accrued liabilities is a reasonable estimate of fair value due to the short-term maturity of these liabilities. The Company does not include the carrying amounts and fair values of pension costs and other retirement plans as the accounting guidance excludes them from disclosure.

Due to CoreLogic, net

The carrying amount for due to CoreLogic, net is a reasonable estimate of fair value.

Notes and contracts payable

The fair value of notes and contracts payable is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2013 and December 31, 2012 are presented in the following table:

	March 31, 2013		December 31, 2012
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$814,514	$814,514	$627,208	$627,208
Accounts and accrued income receivable, net	$248,728	$248,728	$259,779	$259,779
Loans receivable, net	$91,766	$93,214	$107,352	$111,925
Investments:
Deposits with savings and loan associations and banks	$66,508	$66,536	$71,196	$71,400
Debt securities	$2,599,038	$2,599,038	$2,651,881	$2,651,881
Equity securities	$236,899	$236,899	$197,920	$197,920
Notes receivable, net	$10,775	$10,693	$11,166	$11,376
Financial Liabilities:
Deposits	$1,559,689	$1,560,061	$1,411,193	$1,411,575
Accounts payable and accrued liabilities	$233,929	$233,929	$337,231	$337,231
Due to CoreLogic, net	$53,284	$53,284	$53,510	$53,510
Notes and contracts payable	$317,378	$332,427	$229,760	$233,071

The following table presents the fair value of the Company’s financial instruments as of March 31, 2013 and December 31, 2012, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Fair Value as of March 31, 2013	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$814,514	$814,514	$—	$—
Accounts and accrued income receivable, net	$248,728	$248,728	$—	$—
Loans receivable, net	$93,214	$—	$—	$93,214
Investments:
Deposits with savings and loan associations and banks	$66,536	$55,359	$11,177	$—
Debt securities	$2,599,038	$—	$2,576,418	$22,620
Equity securities	$236,899	$236,899	$—	$—
Notes receivable, net	$10,693	$—	$—	$10,693
Financial Liabilities:
Deposits	$1,560,061	$1,524,444	$35,617	$—
Accounts payable and accrued liabilities	$233,929	$233,929	$—	$—
Due to CoreLogic, net	$53,284	$53,284	$—	$—
Notes and contracts payable	$332,427	$—	$323,433	$8,994

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

Note 13 – Share-Based Compensation Plans

The following table presents the share-based compensation expense associated with the Company’s share-based compensation plans for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
(in thousands)	2013	2012
Restricted stock units	$9,501	$5,886
Employee stock purchase plan	386	262

	$9,887	$6,148

The following table summarizes RSU activity for the three months ended March 31, 2013:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2012	2,962	$13.36
Granted during 2013	821	$24.31
Vested during 2013	(785)	$14.79
Forfeited during 2013	(6)	$14.09

RSUs unvested at March 31, 2013	2,992	$15.99

The following table summarizes stock option activity for the three months ended March 31, 2013:

(in thousands, except weighted- average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2012	1,670	$15.70
Exercised during 2013	(277)	$10.75

Balance at March 31, 2013	1,393	$16.68	2.0 years	$12,386

Vested at March 31, 2013	1,393	$16.68	2.0 years	$12,386

Exercisable at March 31, 2013	1,393	$16.68	2.0 years	$12,386

All stock options issued under the Company’s plans are vested and no share-based compensation expense related to such stock options remains to be recognized.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

Note 14 – Accumulated Other Comprehensive Income (Loss)

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Changes in accumulated other comprehensive income (loss) for the three months ended March 31, 2013 are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$21,938	$9,924	$(182,408)	$(150,546)
Pretax change before reclassifications	5,591	(6,822)	—	(1,231)
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	1,053	—	—	1,053
Amounts reclassified from accumulated other comprehensive income	(6,012)	—	6,906	894
Tax effect	(253)	—	(2,762)	(3,015)

Balance at March 31, 2013	$22,317	$3,102	$(178,264)	$(152,845)

Allocated to the Company	$22,306	$3,102	$(178,264)	$(152,856)
Allocated to noncontrolling interests	11	—	—	11

Balance at March 31, 2013	$22,317	$3,102	$(178,264)	$(152,845)

The reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 are as follows:

(in thousands)	Amount reclassified from accumulated other comprehensive income		Affected line items in the condensed consolidated statements of income
Net unrealized gains (losses) on securities:
Net realized gains on sales of securities	$6,012		Net realized investment gains

Pension benefit adjustment:
Amortization of defined benefit pension and supplemental benefit plan items:
Net actuarial loss	$(8,002)	(1)
Prior service credit	1,096	(1)

Pretax total	$(6,906)

Total reclassifications for the period	$(894)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic cost. See Note 11 Employee Benefit Plans for additional details.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements - (Continued)

(unaudited)

•	Coleman v. First American Home Buyers Protection Corporation, et al., filed on August 24, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Deceuster v. First American Title Insurance Company, filed on February 13, 2013 and pending in the Court of Common Pleas of Ohio,

•	Eide v. First American Title Company, filed on February 26, 2010 and pending in the Superior Court of the State of California, County of Kern,

•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,

•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Kirk v. First American Financial Corporation, filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Muehling v. First American Title Company, filed on December 11, 2012 and pending in the Superior Court of the State of California, County of Alameda,

•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Smith v. First American Title Insurance Company, filed on November 23, 2011 and pending in the United States District Court for the Western District of Washington,

•	Tavenner v. Talon Group, filed on August 18, 2009 and pending in the United States District Court for the Western District of Washington,

•	Todd v. First American Title Insurance Company, et al., filed on January 15, 2013 and pending in the United States District Court for the District of Colorado, and

•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

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

Selected financial information by reporting segment is as follows:

For the three months ended March 31, 2013:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,062,581	$64,269	$16,483	$17,623
Specialty Insurance	81,509	15,901	1,179	1,034
Corporate	3,430	(20,578)	733	—
Eliminations	(757)	—	—	—

	$1,146,763	$59,592	$18,395	$18,657

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

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE SET FORTH ON PAGE 3 OF THIS QUARTERLY REPORT ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “PLAN,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” OR OTHER SIMILAR WORDS AND PHRASES.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those policies used in the preparation of First American Financial Corporation’s (the “Company’s”) financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the Company’s critical accounting policies since the filing of its Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance requiring entities to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If the component is not required to be reclassified to net income in its entirety, entities should instead cross reference to the related footnote for additional information. The updated guidance is effective prospectively for interim and annual reporting periods beginning after December 15, 2012, with early adoption permitted. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s condensed consolidated financial statements.

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

A low interest rate environment typically has a favorable impact on many of the Company’s businesses. However, in recent years mortgage credit has been generally tight, which together with the uncertainty in general economic conditions, has impacted the demand for most of the Company’s products and services. Over the last several quarters, primarily due to the historically low interest rate environment and the gradual improvement in both the general economy and availability of mortgage credit, the Company observed an increase in mortgage activity.

According to the Mortgage Bankers Association’s April 18, 2013 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 29.2% in the first quarter of 2013 when compared with the first quarter of 2012. According to the MBA Forecast, the dollar amount of purchase originations increased 5.0% and refinance originations increased 40.6%. This increase in residential mortgage origination activity drove an increase in title orders closed by the Company’s direct title operations, which contributed to the title insurance and services segment’s 19.2% increase in total revenues for the first quarter of 2013 when compared with the first quarter of 2012.

The level of title orders opened per day by the Company’s direct title operations during the first quarter of 2013 was essentially flat when compared with the first quarter of 2012. While total open orders per day were flat, the order mix shifted toward residential resale and commercial transactions, which typically generate higher premiums than refinance transactions. Residential resale and commercial open orders per day increased 13.0% and 9.4%, respectively, while refinance open orders per day decreased 6.5%.

Title Insurance and Services

	Three Months Ended March 31,
(in thousands, except percentages)	2013	2012	$ Change	% Change
Revenues
Direct premiums and escrow fees	$399,985	$343,639	$56,346	16.4%
Agent premiums	484,465	376,986	107,479	28.5
Information and other	151,749	155,289	(3,540)	(2.3)
Investment income	18,986	17,321	1,665	9.6
Net realized investment gains	7,396	588	6,808	N/M [1]
Net other-than-temporary impairment losses recognized in earnings	—	(2,602)	2,602	100.0

	1,062,581	891,221	171,360	19.2

Expenses
Personnel costs	316,844	277,577	39,267	14.1
Premiums retained by agents	387,543	302,164	85,379	28.3
Other operating expenses	188,614	171,752	16,862	9.8
Provision for policy losses and other claims	77,360	52,179	25,181	48.3
Depreciation and amortization	16,483	16,333	150	0.9
Premium taxes	10,904	9,733	1,171	12.0
Interest	564	661	(97)	(14.7)

	998,312	830,399	167,913	20.2

Income before income taxes	$64,269	$60,822	$3,447	5.7%

Margins	6.0%	6.8%	(0.8)%	(11.8)%

(1)	Not meaningful

Direct premiums and escrow fees were $400.0 million for the three months ended March 31, 2013, an increase of $56.3 million, or 16.4%, when compared with the same period of the prior year. This increase was due to an increase in the number of title orders closed by the Company’s direct operations and, to a lesser extent, an increase in average revenues per order closed. The Company’s direct title operations closed 291,400 title orders during the three months ended March 31, 2013, an increase of 11.5% when compared with 261,300 title orders closed during the same period of the prior year. The increase in closed title orders reflected the increase in residential mortgage originations in the United States in the first quarter of 2013 when compared to the first quarter of 2012. The average revenues per order closed was $1,373 for the three months ended March 31, 2013, an increase of 4.4% when compared with $1,315 for the three months ended March 31, 2012. The increase in average revenues per order closed was primarily attributable to higher real estate values in the first quarter of 2013 when compared with the same period of the prior year.

Agent premiums were $484.5 million for the three months ended March 31, 2013, an increase of $107.5 million, or 28.5%, when compared with the same period of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, first quarter agent premiums typically reflect fourth quarter mortgage origination activity. The increase in agent premiums quarter over quarter was consistent with the 38.1% increase in the Company’s direct premiums and escrow fees in the fourth quarter of 2012 as compared with the fourth quarter of 2011. The Company continuously analyzes the terms and profitability of its title agency relationships and, where it deems it necessary, amends agent agreements to the extent possible.

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

Information and other revenues were $151.7 million for the three months ended March 31, 2013, a decrease of $3.5 million, or 2.3%, when compared with the same period of the prior year. This decrease was primarily attributable to lower demand for title related services in Canada due to a decline in mortgage transactions resulting primarily from a recent tightening of lending requirements, partially offset by higher demand for the Company’s default and title plant information products as a result of the increase in domestic loss mitigation and mortgage origination activities.

Investment income totaled $19.0 million for the three months ended March 31, 2013, an increase of $1.7 million, or 9.6%, when compared with the same period of the prior year. The increase was primarily due to increased dividend and interest income from the investment portfolio and higher equity in earnings from investments accounted for using the equity method of accounting. The increase in interest income reflected a higher average investment portfolio balance in the first quarter of 2013 when compared with the same period of the prior year, partially offset by a decline in yields.

Net realized investment gains totaled $7.4 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively. The gains recognized during the first quarter of 2013 were primarily from the sale of investment securities as well as the sale of an office building.

The title insurance and services segment recognized no other-than-temporary impairment losses for the three months ended March 31, 2013 and $2.6 million for the three months ended March 31, 2012. The other-than-temporary impairment losses recognized in the first quarter of 2012 related to the Company’s non-agency mortgage-backed securities portfolio.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $316.8 million for the three months ended March 31, 2013, an increase of $39.3 million, or 14.1%, when compared with the same period of the prior year. The increase was primarily due to higher staffing levels required to support the increased closed order volumes and higher incentive compensation driven by increased revenues when compared to the respective period of the prior year.

Agents retained $387.5 million of title premiums generated by agency operations for the three months ended March 31, 2013, which compares with $302.2 million for the same period of the prior year. The percentage of title premiums retained by agents was 80.0% and 80.2% for the three months ended March 31, 2013 and 2012, respectively.

Other operating expenses for the title insurance and services segment were $188.6 million for the three months ended March 31, 2013, an increase of $16.9 million, or 9.8%, when compared with the same period of the prior year. This increase was primarily due to higher production related expenses and temporary labor costs driven by increased closed order volumes.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 8.7% and 7.2% for the three months ended March 31, 2013 and 2012, respectively.

The current quarter rate of 8.7% reflected an ultimate loss rate of 5.6% for the current policy year and a $28.6 million net increase in the loss reserve estimates for prior policy years. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during the first quarter of 2013, primarily from policy years 2006 and 2007, which were adversely impacted by a few large commercial claims and, to a lesser extent, increased claims frequency related to residential lenders policies.

The first quarter of 2012 rate of 7.2% reflected an ultimate loss rate of 6.2% for the 2012 policy year and a net increase in the loss reserve estimates for prior policy years of $7.2 million, primarily associated with the Company’s guaranteed valuation product offered in Canada. The reserve strengthening associated with the guaranteed valuation product reflected an increase in claims frequency experienced during the first quarter of 2012, primarily related to policy years 2008 and 2009.

Premium taxes were $10.9 million and $9.7 million for the three months ended March 31, 2013 and 2012, respectively. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.2% and 1.4% for the three months ended March 31, 2013 and 2012, respectively.

In general, the title insurance business is a lower profit margin business when compared to the Company’s specialty insurance segment. The lower profit margins reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. In addition, profit margins from refinance transactions vary depending on whether they are centrally processed or locally processed. Profit margins from resale, new construction and centrally processed refinance transactions are generally higher than from locally processed refinance transactions because in many states there are premium discounts on, and cancellation rates are higher for, refinance transactions. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margin for the three months ended March 31, 2013 and 2012 was 6.0% and 6.8%, respectively.

Specialty Insurance

	Three Months Ended March 31,
(in thousands, except percentages)	2013	2012	$ Change	% Change
Revenues
Direct premiums	$77,866	$70,147	$7,719	11.0%
Information and other	390	475	(85)	(17.9)
Investment income	1,678	2,465	(787)	(31.9)
Net realized investment gains	1,575	1,111	464	41.8

	81,509	74,198	7,311	9.9

Expenses
Personnel costs	14,331	13,663	668	4.9
Other operating expenses	10,219	11,042	(823)	(7.5)
Provision for policy losses and other claims	38,666	34,499	4,167	12.1
Depreciation and amortization	1,179	1,055	124	11.8
Premium taxes	1,213	1,115	98	8.8

	65,608	61,374	4,234	6.9

Income before income taxes	$15,901	$12,824	$3,077	24.0%

Margins	19.5%	17.3%	2.2%	12.7%

Direct premiums were $77.9 million for the three months ended March 31, 2013, an increase of $7.7 million, or 11.0%, when compared with the same period of the prior year. The increase was primarily due to an increase in the number of home warranty residential service contracts issued and, to a lesser extent, an increase in property and casualty policies issued. The growth in home warranty residential service contracts issued was primarily associated with renewals and residential purchase transactions.

Investment income totaled $1.7 million for the three months ended March 31, 2013, a decrease of $0.8 million, or 31.9%, when compared with the same period of the prior year. The decrease was primarily due to a decrease in interest income earned from the investment portfolio reflecting a decline in yields.

Net realized investment gains were $1.6 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively. The net realized gains were due to gains from the sale of investment securities.

Personnel costs and other operating expenses were $24.5 million for the three months ended March 31, 2013, a decrease of $0.2 million, or 0.6%, when compared with the same period of the prior year. This slight decrease was primarily related to decreased amortization of deferred acquisition costs, partially offset by increased salary expense associated with higher employee headcount and increased commissions associated with increased volume in the home warranty and property and casualty businesses.

The provision for home warranty claims expressed as a percentage of home warranty premiums was 48.1% for the current three month period, which was essentially unchanged when compared with 47.9% for the same period of the prior year. For the property and casualty business, the provision for property and casualty claims expressed as a percentage of property and casualty insurance premiums was 52.5% for the current three month period, an increase when compared with 51.3% for the same period of the prior year. This increase was primarily attributable to higher weather-related claims across the U.S. in the first quarter of 2013 when compared to the same quarter of 2012.

Premium taxes were $1.2 million and $1.1 million for the three months ended March 31, 2013 and 2012, respectively. Premium taxes as a percentage of specialty insurance segment premiums were 1.6% for the three months ended March 31, 2013 and 2012.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margins for the current three month period were 19.5%, up from 17.3% for the comparable period of the prior year.

Corporate

	Three Months Ended March 31,
(in thousands, except percentages)	2013	2012	$ Change	% Change
Revenues
Investment income	$3,145	$2,248	$897	39.9%
Net realized investment gains	285	—	285	—

	3,430	2,248	1,182	52.6

Expenses
Personnel costs	13,325	14,039	(714)	(5.1)
Other operating expenses	6,519	6,360	159	2.5
Depreciation and amortization	733	671	62	9.2
Interest	3,431	3,274	157	4.8

	24,008	24,344	(336)	(1.4)

Loss before income taxes	$(20,578)	$(22,096)	$1,518	6.9%

Investment income totaled $3.1 million and $2.2 million for the three months ended March 31, 2013 and 2012, respectively. The increase in investment income was primarily attributable to the impairment of a non-marketable investment recorded in the first quarter of 2012 with no impairment recorded in the first quarter of 2013. This increase was partially offset by a decrease in earnings on investments associated with the Company’s deferred compensation plan.

Corporate personnel costs and other operating expenses were $19.8 million and $20.4 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in personnel costs and other operating expenses was primarily due to decreased costs associated with the Company’s deferred compensation plan.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the condensed consolidated financial statements. The Company’s inter-segment eliminations were not material for the three months ended March 31, 2013 and 2012.

INCOME TAXES

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 39.2% and 39.7% for the three months ended March 31, 2013 and 2012, respectively. The difference in the effective tax rates was primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits, and changes in the liability related to tax positions reported on the Company’s tax returns. The effective tax rate for 2012 included the release of valuation allowances recorded against capital losses.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three months ended March 31, 2013 and 2012 was $36.2 million and $31.1 million, respectively. Net income attributable to the Company for the three months ended March 31, 2013 and 2012 was $36.2 million and $31.3 million, or $0.33 and $0.29 per diluted share, respectively.

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

Cash used for operating activities amounted to $50.9 million and $7.8 million for the three months ended March 31, 2013 and 2012, respectively, after claim payments, net of recoveries, of $111.2 million and $116.1 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2013 were purchases of debt and equity securities, repayment of debt, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the three months ended March 31, 2013 were proceeds from the issuance of debt, increases in the deposit balances at the Company’s banking operations and proceeds from the sales and maturities of debt and equity securities. The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2012 were purchases of debt and equity securities, repayment of debt, business acquisitions, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the three months ended March 31, 2012 were increases in the deposit balances at the Company’s banking operations and proceeds from the sales and maturities of debt and equity securities. The net effect of all activities on total cash and cash equivalents was an increase of $187.3 million and $254.2 million for the three months ended March 31, 2013 and 2012, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, industry practice, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock, of which $147.5 million remains as of March 31, 2013. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2013.

Holding Company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other potential factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of March 31, 2013, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries in 2013, without prior approval from applicable regulators, was $405.6 million. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of March 31, 2013, the holding company’s sources of liquidity include $262.2 million of cash and cash equivalents and $600.0 million available on the Company’s revolving credit facility. Management believes that its liquidity at the holding company is sufficient to satisfy its anticipated cash requirements and obligations for at least the next twelve months.

Financing. The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent and a syndicate of lenders. The credit agreement is comprised of a $600.0 million revolving credit facility, which will terminate on April 17, 2016, unless terminated earlier. Proceeds under the credit agreement may be used for general corporate purposes. At March 31, 2013, the Company had no outstanding borrowings under the facility and was in compliance with the financial covenants under the credit agreement.

On January 29, 2013, the Company issued $250.0 million of 4.30% 10 year senior unsecured notes due in 2023. The notes were priced at 99.638% to yield 4.345%. Interest is due semi-annually on February 1 and August 1, beginning August 1, 2013. The Company used a portion of the net proceeds from the sale to repay all borrowings outstanding under its credit facility, increasing the unused capacity thereunder to the full $600.0 million size of the facility.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements are used as short-term funding sources. In the first quarter of 2013, the Company financed securities for funds totaling $25.4 million under these agreements. As of March 31, 2013, no amounts remained outstanding under these agreements.

Notes and contracts payable as a percentage of total capitalization was 11.8% and 8.9% at March 31, 2013 and December 31, 2012, respectively. The increase primarily reflects the Company’s issuance of the senior unsecured notes during the first quarter of 2013.

Investment Portfolio. The Company’s investment portfolio is primarily held at its insurance and banking subsidiaries. The Company maintains a high quality, liquid investment portfolio. As of March 31, 2013, the Company’s debt and equity investment securities portfolio consists of approximately 92% of fixed income securities. As of that date, over 63% of the Company’s fixed income investments are held in securities that are United States government-backed or rated AAA, and approximately 99% of the fixed income portfolio is rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on Standard & Poor’s Rating Services (“S&P”) and Moody’s Investor Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

The table below outlines the composition of the investment portfolio in an unrealized loss position by credit rating (percentages are based on the amortized cost basis of the investments) as of March 31, 2013. Credit ratings are based on S&P and Moody’s published ratings and are exclusive of insurance effects. If a security was rated differently by both rating agencies, the lower of the two ratings was selected:

March 31, 2013	A-Ratings or Higher	BBB+ to BBB- Ratings	Non-Investment Grade/Not Rated
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	100.0%	0.0%	0.0%
Foreign bonds	100.0%	0.0%	0.0%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed securities	0.0%	0.0%	100.0%
Corporate debt securities	49.5%	50.5%	0.0%
Preferred stock	0.0%	100.0%	0.0%

	91.8%	4.0%	4.2%

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements. The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $4.0 billion and $4.2 billion at March 31, 2013 and December 31, 2012, respectively, of which $1.4 billion and $1.2 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated balance sheets, in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $2.9 billion and $2.8 billion at March 31, 2013 and December 31, 2012, respectively, and were held or managed by First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not the Company’s assets under U.S. generally accepted accounting principles and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $1.2 billion and $1.4 billion at March 31, 2013 and December 31, 2012, respectively. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

At March 31, 2013 and December 31, 2012, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $19.9 million and $23.2 million, respectively. The guarantee arrangements relate to promissory notes and other contracts, and contingently require the Company to make payments to the guaranteed party based on the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential amount of future payments under these guarantees totaled $19.9 million at March 31, 2013 and $23.2 million at December 31, 2012, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its condensed consolidated balance sheets related to these guarantees at March 31, 2013 and December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments on any significant scale to hedge these risks.

There have been no material changes in the Company’s market risks since the filing of its Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of March 31, 2013, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	Carrera v. First American Home Buyers Protection Corporation, filed on September 23, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,

•	Coleman v. First American Home Buyers Protection Corporation, et al., filed on August 24, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Deceuster v. First American Title Insurance Company, filed on February 13, 2013 and pending in the Court of Common Pleas of Ohio,

•	Eide v. First American Title Company, filed on February 26, 2010 and pending in the Superior Court of the State of California, County of Kern,

•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,

•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Kirk v. First American Financial Corporation, filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Muehling v. First American Title Company, filed on December 11, 2012 and pending in the Superior Court of the State of California, County of Alameda,

•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Smith v. First American Title Insurance Company, filed on November 23, 2011 and pending in the United States District Court for the Western District of Washington,

•	Tavenner v. Talon Group, filed on August 18, 2009 and pending in the United States District Court for the Western District of Washington,

•	Todd v. First American Title Insurance Company, et al., filed on January 15, 2013 and pending in the United States District Court for the District of Colorado, and

•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of March 31, 2013 are $898.1 million. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

14. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend upon, among other factors, the future performance of assets held in trust for the plan and interest rates. The pension plan was underfunded as of March 31, 2013 by approximately $125.3 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings, expenses and interest rates require adjustment. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

15. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 75 to 85 percent of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $108.5 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

17. Systems interruptions and intrusions, wire transfer errors and unauthorized data disclosures may impair the delivery of the Company’s products and services, harm the Company’s reputation and result in material claims for damages

Systems interruptions and intrusions may impair the delivery of the Company’s products and services, resulting in a loss of customers and a corresponding loss in revenue. The Company’s businesses depend heavily upon computer systems located in data centers, which are maintained and managed by a third party. Certain events beyond the Company’s control, including natural disasters, telecommunications failures and intrusions into the Company’s systems by third parties could temporarily or permanently interrupt the delivery of products and services. These interruptions also may interfere with suppliers’ ability to provide necessary data and employees’ ability to attend work and perform their responsibilities. The Company also relies on its systems, employees and domestic and international banks to transfer funds. These transfers are susceptible to user input error, fraud, system interruptions or intrusions, incorrect processing and similar errors that could result in lost funds that may be significant. As part of its business, the Company maintains non-public personal information on consumers. There can be no assurance that unauthorized disclosure will not occur either through system intrusions or the actions of third parties or employees. Unauthorized disclosures could adversely affect the Company’s reputation and expose it to material claims for damages.

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

19. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of March 31, 2013, under such regulations, the maximum amount of dividends, loans and advances available in 2013 from these insurance subsidiaries, without prior approval from applicable regulators, was $405.6 million.

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

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

By	/s/ Dennis J. Gilmore
Dennis J. Gilmore
Chief Executive Officer (Principal Executive Officer)

By	/s/ Mark E. Seaton
Mark E. Seaton
Chief Financial Officer (Principal Financial Officer)

Date: April 26, 2013

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