Form 10-Q
period 2013-06-30
First American Financial Corp
filed 2013-07-25
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

On July 19, 2013, there were 106,941,191 shares of common stock outstanding.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE  RELATING TO:

•	THE HOLDING OF AND EXPECTED CASH FLOWS FROM DEBT SECURITIES AND ASSUMPTIONS RELATING THERETO;

•	EXPECTED PENSION PLAN AND SUPPLEMENTAL BENEFIT PLAN CONTRIBUTIONS AND RETURNS;
•	THE EFFECT OF LAWSUITS, REGULATORY EXAMINATIONS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;

•	FUTURE ACTIONS TO BE TAKEN IN CONNECTION WITH THE COMPANY’S REVIEW OF ITS AGENCY RELATIONSHIPS;

•	THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES AND UNRECOGNIZED TAX BENEFIT ESTIMATES;

•	FUTURE PAYMENT OF DIVIDENDS;

•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS;

•	FUTURE REFINANCE ORDER VOLUMES AND CLOSINGS;

•	ELEVATED DOMESTIC TITLE CLAIMS EXPERIENCE; AND

•	THE LIKELIHOOD OF CHANGES IN EXPECTED ULTIMATE LOSSES AND CORRESPONDING LOSS RATES AND CLAIM RESERVES,

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE:

•	INTEREST RATE FLUCTUATIONS;

•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;

•	VOLATILITY IN THE CAPITAL MARKETS;

•	UNFAVORABLE ECONOMIC CONDITIONS;

•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;

•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;

•	CHANGES IN APPLICABLE GOVERNMENT REGULATIONS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;

•	REGULATION OF TITLE INSURANCE RATES;

•	REFORM OF GOVERNMENT-SPONSORED MORTGAGE ENTERPRISES;

•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;

•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;

•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;

•	EXPENSES OF AND FUNDING OBLIGATIONS TO THE PENSION PLAN;

•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;

•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;

•	ANY INADEQUACY IN THE COMPANY’S RISK MITIGATION EFFORTS;

•	SYSTEMS INTERRUPTIONS AND INTRUSIONS, WIRE TRANSFER ERRORS OR UNAUTHORIZED

DATA DISCLOSURES;

•	INABILITY TO REALIZE THE BENEFITS OF THE COMPANY’S OFFSHORE STRATEGY;

•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS; AND
•	OTHER FACTORS DESCRIBED IN PART II, ITEM 1A OF THIS QUARTERLY REPORT ON FORM 10-Q.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$861,835	$627,208
Accounts and accrued income receivable, net	266,534	259,779
Income taxes receivable	12,244	14,093
Investments:
Deposits with savings and loan associations and banks	49,598	71,196
Debt securities, includes pledged securities of $ 119,915 and $105,849	2,641,038	2,651,881
Equity securities	262,381	197,920
Other long-term investments	192,206	192,563
	3,145,223	3,113,560
Loans receivable, net	84,710	107,352
Property and equipment, net	348,327	343,450
Title plants and other indexes	521,960	521,741
Goodwill	841,185	845,857
Other intangible assets, net	50,003	57,095
Other assets	170,958	160,712
	$6,302,979	$6,050,847
Liabilities and Equity
Deposits	$1,582,647	$1,411,193
Accounts payable and accrued liabilities	742,348	820,503
Due to CoreLogic, Inc. (“CoreLogic”), net	53,628	53,510
Deferred revenue	172,640	170,663
Reserve for known and incurred but not reported claims	1,054,450	976,462
Deferred income taxes	36,987	36,987
Notes and contracts payable	314,779	229,760
	3,957,479	3,699,078
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value, Authorized-500 shares; Outstanding-none	—	—
Common stock, $0.00001 par value:
Authorized-300,000 shares; Outstanding-107,628 shares and 107,239 shares as of June 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	2,110,557	2,111,605
Retained earnings	431,265	387,015
Accumulated other comprehensive loss	(199,603)	(150,556)
Total stockholders’ equity	2,342,220	2,348,065
Noncontrolling interests	3,280	3,704
Total equity	2,345,500	2,351,769
	$6,302,979	$6,050,847

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Direct premiums and escrow fees	$593,205	$497,288	$1,071,056	$911,074
Agent premiums	496,730	400,361	981,195	777,347
Information and other	171,522	167,827	323,655	323,587
Investment income	22,485	12,789	45,543	33,923
Net realized investment gains	4,522	12,530	13,778	14,229
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on debt securities	—	(1,517)	—	(1,757)
Portion of OTTI losses on debt securities recognized in other comprehensive loss	—	555	—	(1,807)
	—	(962)	—	(3,564)
	1,288,464	1,089,833	2,435,227	2,056,596
Expenses
Personnel costs	364,767	322,043	709,267	627,322
Premiums retained by agents	396,024	321,348	783,567	623,512
Other operating expenses	232,765	205,647	438,111	394,797
Provision for policy losses and other claims	198,766	95,389	314,792	182,067
Depreciation and amortization	18,192	18,456	36,587	36,515
Premium taxes	14,795	12,228	26,912	23,076
Interest	3,931	2,432	7,175	5,467
	1,229,240	977,543	2,316,411	1,892,756
Income before income taxes	59,224	112,290	118,816	163,840
Income taxes	24,276	38,773	47,636	59,214
Net income	34,948	73,517	71,180	104,626
Less: Net income attributable to noncontrolling interests	276	516	330	332
Net income attributable to the Company	$34,672	$73,001	$70,850	$104,294
Net income per share attributable to the Company’s stockholders (Note 10):
Basic	$0.32	$0.69	$0.66	$0.98
Diluted	$0.31	$0.68	$0.64	$0.97
Cash dividends declared per share	$0.12	$0.08	$0.24	$0.16
Weighted-average common shares outstanding (Note 10):
Basic	108,210	106,230	107,881	105,926
Diluted	110,311	107,945	110,072	107,681

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$34,948	$73,517	$71,180	$104,626
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on securities	(40,492)	5,695	(40,745)	26,069
Unrealized (loss) gain on securities for which credit-related portion was recognized in earnings	(612)	677	20	3,580
Foreign currency translation adjustment	(9,794)	(6,531)	(16,616)	(666)
Pension benefit adjustment	4,143	1,258	8,287	2,515
Total other comprehensive (loss) income, net of tax	(46,755)	1,099	(49,054)	31,498
Comprehensive (loss) income	(11,807)	74,616	22,126	136,124
Less: Comprehensive income attributable to noncontrolling interests	268	515	323	334
Comprehensive (loss) income attributable to the Company	$(12,075)	$74,101	$21,803	$135,790

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$71,180	$104,626
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	314,792	182,067
Depreciation and amortization	36,587	36,515
Excess tax benefits from share-based compensation	(5,681)	(737)
Share-based compensation	14,344	9,080
Net realized investment gains	(13,778)	(14,229)
Net OTTI losses recognized in earnings	—	3,564
Equity in earnings of affiliates, net	(7,136)	1,969
Dividends from equity method investments	5,137	4,514
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(224,739)	(227,151)
Net change in income tax accounts	28,967	48,515
Increase in accounts and accrued income receivable	(8,682)	(30,601)
Decrease in accounts payable and accrued liabilities	(55,669)	(13,722)
Net change in due to CoreLogic, net	(477)	(471)
Increase in deferred revenue	2,327	2,196
Other, net	1,262	(1,823)
Cash provided by operating activities	158,434	104,312
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(150)	(14,000)
Net decrease (increase) in deposits with banks	20,963	(8,698)
Net decrease in loans receivable	22,642	19,757
Purchases of debt and equity securities	(701,372)	(672,157)
Proceeds from sales of debt and equity securities	286,705	477,537
Proceeds from maturities of debt securities	271,004	253,117
Net change in other long-term investments	1,974	(58)
Capital expenditures	(38,879)	(35,827)
Proceeds from sale of property and equipment	5,071	1,008
Cash (used for) provided by investing activities	(132,042)	20,679
Cash flows from financing activities:
Net change in deposits	171,454	293,206
Proceeds from issuance of debt	249,095	200,065
Repayment of debt	(163,761)	(226,403)
Net (payments) proceeds in connection with share-based compensation plans	(4,488)	157
Net activity related to noncontrolling interests	(504)	(511)
Excess tax benefits from share-based compensation	5,681	737
Purchase of Company shares	(17,485)	—
Cash dividends	(25,934)	(14,810)
Cash provided by financing activities	214,058	252,441
Effect of exchange rate changes on cash	(5,823)	432
Net increase in cash and cash equivalents	234,627	377,864
Cash and cash equivalents—Beginning of period	627,208	418,299
Cash and cash equivalents—End of period	$861,835	$796,163
Supplemental information:
Cash paid during the period for:
Interest	$2,657	$5,258
Premium taxes	$33,913	$26,740
Income taxes, net	$18,208	$11,545
Noncash investing and financing activities:
Liabilities assumed in connection with acquisitions	$—	$432

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2012	107,239	$1	$2,111,605	$387,015	$(150,556)	$2,348,065	$3,704	$2,351,769
Net income for six months ended June 30, 2013	—	—	—	70,850	—	70,850	330	71,180
Dividends on common shares	—	—	—	(25,934)	—	(25,934)	—	(25,934)
Purchase of Company Shares	(800)	—	(17,485)	—	—	(17,485)	—	(17,485)
Shares issued in connection with share-based compensation plans	1,189	—	1,859	(666)	—	1,193	—	1,193
Share-based compensation	—	—	14,344	—	—	14,344	—	14,344
Net activity related to noncontrolling interests	—	—	234	—	—	234	(747)	(513)
Other comprehensive loss (Note 15)	—	—	—	—	(49,047)	(49,047)	(7)	(49,054)
Balance at June 30, 2013	107,628	$1	$2,110,557	$431,265	$(199,603)	$2,342,220	$3,280	$2,345,500

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

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $5.0 billion and $4.2 billion at June 30, 2013 and December 31, 2012, respectively, of which $1.4 billion and $1.2 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated balance sheets, in cash and cash equivalents

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $3.0 billion and $2.8 billion at June 30, 2013 and December 31, 2012, respectively, and were held or managed by First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $941.4 million and $1.4 billion at June 30, 2013 and December 31, 2012, respectively. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 3 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value	Other-than temporary impairments in AOCI
		Gains	Losses
June 30, 2013
U.S. Treasury bonds	$63,260	$831	$(1,015)	$63,076	$—
Municipal bonds	421,818	5,214	(10,107)	416,925	—
Foreign bonds	219,923	1,429	(824)	220,528	—
Governmental agency bonds	274,380	290	(6,208)	268,462	—
Governmental agency mortgage-backed securities	1,312,247	3,533	(19,553)	1,296,227	—
Non-agency mortgage-backed securities (1)	25,300	—	(4,689)	20,611	20,743
Corporate debt securities	352,298	7,069	(4,158)	355,209	—
	$2,669,226	$18,366	$(46,554)	$2,641,038	$20,743
December 31, 2012
U.S. Treasury bonds	$80,651	$1,574	$(50)	$82,175	$—
Municipal bonds	361,912	14,516	(606)	375,822	—
Foreign bonds	236,630	2,312	(197)	238,745	—
Governmental agency bonds	324,323	1,445	(318)	325,450	—
Governmental agency mortgage-backed securities	1,271,408	11,259	(1,135)	1,281,532	—
Non-agency mortgage-backed securities (1)	26,656	—	(4,810)	21,846	20,743
Corporate debt securities	311,695	14,941	(325)	326,311	—
	$2,613,275	$46,047	$(7,441)	$2,651,881	$20,743

(1)

At December 31, 2012, the $26.7 million amortized cost is net of $3.6 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2012. At June 30, 2013, the $4.7 million gross unrealized losses include $4.4 million of unrealized losses for securities determined to be other-than-temporarily impaired and $0.3 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. At December 31, 2012, the $4.8 million gross unrealized losses include $4.4 million of unrealized losses for securities determined to be other-than-temporarily impaired and $0.4 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. The $20.7 million other-than-temporary impairments recorded in accumulated other comprehensive income (“AOCI”) through June 30, 2013 and December 31, 2012, represent the amount of other-than-temporary impairment losses recognized in AOCI which were not included in earnings due to the fact that the losses were not considered to be credit related. Other-than-temporary impairments were recognized in AOCI for non-agency mortgage-backed securities only.

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Cost	Gross unrealized		Estimated fair value
		Gains	Losses
June 30, 2013
Preferred stocks	$15,665	$1,205	$(398)	$16,472
Common stocks	241,048	10,717	(5,856)	245,909
	$256,713	$11,922	$(6,254)	$262,381
December 31, 2012
Preferred stocks	$13,326	$752	$(41)	$14,037
Common stocks	177,844	6,447	(408)	183,883
	$191,170	$7,199	$(449)	$197,920

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company had the following net unrealized gains (losses) as of June 30, 2013 and December 31, 2012:

(in thousands)	As of June 30, 2013	As of December 31, 2012
Debt securities for which an other-than-temporary impairment has been recognized	$(4,401)	$(4,435)
Debt securities—all other	(23,787)	43,041
Equity securities	5,668	6,750
	$(22,520)	$45,356

Sales of debt and equity securities resulted in realized gains of $5.6 million and $13.7 million and realized losses of $1.4 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively. Sales of debt and equity securities resulted in realized gains of $12.2 million and $15.6 million and realized losses of $2.0 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.

The Company had the following gross unrealized losses as of June 30, 2013 and December 31, 2012:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2013
Debt securities:
U.S. Treasury bonds	$41,608	$(1,015)	$—	$—	$41,608	$(1,015)
Municipal bonds	248,336	(9,893)	4,182	(214)	252,518	(10,107)
Foreign bonds	97,597	(766)	4,073	(58)	101,670	(824)
Governmental agency bonds	214,112	(6,135)	510	(73)	214,622	(6,208)
Governmental agency mortgage-backed securities	738,198	(19,393)	17,099	(160)	755,297	(19,553)
Non-agency mortgage-backed securities	6,858	(1,168)	13,753	(3,521)	20,611	(4,689)
Corporate debt securities	156,207	(4,151)	1,086	(7)	157,293	(4,158)
Total debt securities	1,502,916	(42,521)	40,703	(4,033)	1,543,619	(46,554)
Equity securities	151,562	(6,241)	233	(13)	151,795	(6,254)
Total	$1,654,478	$(48,762)	$40,936	$(4,046)	$1,695,414	$(52,808)
December 31, 2012
Debt securities:
U.S. Treasury bonds	$27,219	$(50)	$—	$—	$27,219	$(50)
Municipal bonds	60,229	(557)	451	(49)	60,680	(606)
Foreign bonds	58,262	(183)	1,031	(14)	59,293	(197)
Governmental agency bonds	60,882	(318)	—	—	60,882	(318)
Governmental agency mortgage-backed securities	135,354	(889)	22,112	(246)	157,466	(1,135)
Non-agency mortgage-backed securities	6,544	(1,498)	15,302	(3,312)	21,846	(4,810)
Corporate debt securities	35,537	(227)	996	(98)	36,533	(325)
Total debt securities	384,027	(3,722)	39,892	(3,719)	423,919	(7,441)
Equity securities	34,258	(447)	98	(2)	34,356	(449)
Total	$418,285	$(4,169)	$39,990	$(3,721)	$458,275	$(7,890)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Substantially all securities in the Company’s non-agency mortgage-backed portfolio are senior tranches and all were investment grade at the time of purchase, however, all have been downgraded to below investment grade since initial purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investor Service, Inc. (“Moody’s”) published ratings.

If a security was rated differently by either rating agency, the lower of the two ratings was selected. All amounts and ratings are as of June 30, 2013.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	Non-Investment Grade/ Not Rated
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$4,264	$3,146	100.0%
2006	3	10,803	8,688	100.0%
2005	1	2,207	1,919	100.0%
Alt-A single family residential:
2007	1	8,026	6,858	100.0%
	6	$25,300	$20,611	100.0%

The amortized cost and estimated fair value of debt securities at June 30, 2013, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	5,450	35,037	21,541	1,232	63,260
Estimated fair value	5,553	35,306	21,029	1,188	63,076
Municipal bonds
Amortized cost	8,728	119,029	159,654	134,407	421,818
Estimated fair value	8,758	119,248	158,515	130,404	416,925
Foreign bonds
Amortized cost	33,031	170,319	15,583	990	219,923
Estimated fair value	33,149	171,098	15,274	1,007	220,528
Governmental agency bonds
Amortized cost	6,185	108,574	159,038	583	274,380
Estimated fair value	6,197	107,572	154,183	510	268,462
Corporate debt securities
Amortized cost	10,283	223,362	107,936	10,717	352,298
Estimated fair value	10,408	225,074	108,696	11,031	355,209
Total debt securities excluding mortgage-backed securities
Amortized cost	63,677	656,321	463,752	147,929	1,331,679
Estimated fair value	64,065	658,298	457,697	144,140	1,324,200
Total mortgage-backed securities
Amortized cost					1,337,547
Estimated fair value					1,316,838
Total debt securities
Amortized cost					2,669,226
Estimated fair value					2,641,038

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Other-than-temporary impairment — debt securities

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of June 30, 2013, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

The Company determines if a non-agency mortgage-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed securities in its portfolio that are in an unrealized loss position. For the securities that were determined not to be other-than-temporarily impaired at June 30, 2013, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

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

The table below summarizes the primary assumptions used at June 30, 2013 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	9.6%	8.6% – 10.5%
Default rates	2.8%	1.0% – 4.5%
Loss severity	15.0%	2.5% – 29.7%

As a result of the Company’s security-level review, it did not recognize any other-than-temporary impairments considered to be credit related for the three and six months ended June 30, 2013, and recognized $1.0 million and $3.6 million in earnings related to its non-agency mortgage-backed securities for the three and six months ended June 30, 2012. It is possible that the Company could recognize additional other-than-temporary impairment losses on some securities it owns at June 30, 2013 if future events or information cause it to determine that a decline in value is other-than-temporary.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Cumulative credit loss on debt securities held at beginning of period	$16,478	$36,258	$16,478	$33,656
Addition to credit loss for which an other-than-temporary impairment was previously recognized	—	962	—	3,564
Accumulated losses on securities that matured during the period	—	(11,293)	—	(11,293)
Cumulative credit loss on debt securities held as of June 30	$16,478	$25,927	$16,478	$25,927

Other-than-temporary impairment — equity securities

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

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as the evidence, if any exists, that supports the Company’s view that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company did not record any other-than-temporary impairment losses related to its equity securities for the three and six months ended June 30, 2013 and 2012.

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

Level 1 — Valuations based on unadjusted quoted market prices in active markets for identical securities.

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

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

Typical inputs and assumptions to pricing models used to value the Company’s U.S. Treasury bonds, governmental agency bonds, governmental agency mortgage-backed securities, municipal bonds, foreign bonds and corporate debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes and prepayment speeds. The fair value of non-agency mortgage-backed securities was obtained from the independent pricing services referenced above and subject to the Company’s validation procedures discussed above. However, due to the fact that these securities were not actively traded, there were fewer observable inputs available requiring the pricing services to use more judgment in determining the fair value of the securities, therefore the Company classified non-agency mortgage-backed securities as Level 3.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value as of June 30, 2013	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$63,076	$—	$63,076	$—
Municipal bonds	416,925	—	416,925	—
Foreign bonds	220,528	—	220,528	—
Governmental agency bonds	268,462	—	268,462	—
Governmental agency mortgage-backed securities	1,296,227	—	1,296,227	—
Non-agency mortgage-backed securities	20,611	—	—	20,611
Corporate debt securities	355,209	—	355,209	—
	2,641,038	—	2,620,427	20,611
Equity securities:
Preferred stocks	16,472	16,472	—	—
Common stocks	245,909	245,909	—	—
	262,381	262,381	—	—
	$2,903,419	$262,381	$2,620,427	$20,611

(in thousands)	Estimated fair value as of December 31, 2012	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$82,175	$—	$82,175	$—
Municipal bonds	375,822	—	375,822	—
Foreign bonds	238,745	—	238,745	—
Governmental agency bonds	325,450	—	325,450	—
Governmental agency mortgage-backed securities	1,281,532	—	1,281,532	—
Non-agency mortgage-backed securities	21,846	—	—	21,846
Corporate debt securities	326,311	—	326,311	—
	2,651,881	—	2,630,035	21,846
Equity securities:
Preferred stocks	14,037	14,037	—	—
Common stocks	183,883	183,883	—	—
	197,920	197,920	—	—
	$2,849,801	$197,920	$2,630,035	$21,846

The Company did not have any transfers in and out of Level 1 and Level 2 measurements during the three and six months ended June 30, 2013 and 2012. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Fair value at beginning of period	$22,620	$30,937	$21,846	$30,634
Total gains/(losses) (realized and unrealized):
Included in earnings:
Net other-than-temporary impairment losses recognized in earnings	—	(962)	—	(3,564)
Included in other comprehensive income	(990)	1,128	121	5,967
Settlements	(1,019)	(2,779)	(1,356)	(4,713)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value as of June 30	$20,611	$28,324	$20,611	$28,324
Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$—	$(962)	$—	$(3,564)

The Company did not purchase or sell any non-agency mortgage-backed securities during the three and six months ended June 30, 2013 and 2012.

Note 4 – Financing Receivables

Financing receivables are summarized as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Loans receivable, net:
Real estate—mortgage
Multi-family residential	$8,252	$8,768
Commercial	80,452	102,626
Other	579	598
	89,283	111,992
Allowance for loan losses	(3,850)	(3,893)
Participations sold	(721)	(761)
Deferred loan fees, net	(2)	14
Loans receivable, net	84,710	107,352
Other long-term investments:
Notes receivable—secured	10,778	11,358
Notes receivable—unsecured	2,043	2,710
	12,821	14,068
Loss reserve	(2,583)	(2,902)
Notes receivable, net	10,238	11,166
Total financing receivables, net	$94,948	$118,518

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Aging analysis of loans and notes receivable at June 30, 2013 is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Non-accrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$8,252	$8,252	$—	$—	$—	$—
Commercial	80,452	78,180	160	—	—	2,112
Other	579	537	—	—	—	42
	$89,283	$86,969	$160	$—	$—	$2,154
Notes Receivable:
Secured	$10,778	$5,958	$3,748	$—	$232	$840
Unsecured	2,043	163	18	—	811	1,051
	$12,821	$6,121	$3,766	$—	$1,043	$1,891

Aging analysis of loans and notes receivable at December 31, 2012 is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Non-accrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$8,768	$8,768	$—	$—	$—	$—
Commercial	102,626	99,911	—	160	—	2,555
Other	598	556	—	—	—	42
	$111,992	$109,235	$—	$160	$—	$2,597
Notes Receivable:
Secured	$11,358	$6,517	$3,912	$72	$16	$841
Unsecured	2,710	319	—	—	811	1,580
	$14,068	$6,836	$3,912	$72	$827	$2,421

Note 5 – Goodwill

A summary of the changes in the carrying amount of goodwill by operating segment for the six months ended June 30, 2013 is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2012	$799,092	$46,765	$845,857
Acquisitions	150	—	150
Foreign currency exchange	(4,822)	—	(4,822)
Balance as of June 30, 2013	$794,420	$46,765	$841,185

The Company’s four reporting units for purposes of assessing impairment are title insurance, home warranty, property and casualty insurance and trust and other services. There is no accumulated impairment for goodwill as the Company has never recognized any impairment for its reporting units.

In accordance with accounting guidance and consistent with prior years, the Company’s policy is to perform an annual assessment of goodwill for impairment for each reporting unit in the fourth quarter. An impairment analysis has not been performed during the six months ended June 30, 2013 as no triggering events requiring such an analysis occurred.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	June 30, 2013	December 31, 2012
Finite-lived intangible assets:
Customer lists	$76,500	$77,981
Covenants not to compete	26,430	26,842
Trademarks	10,030	10,070
Patents	2,840	2,840
	115,800	117,733
Accumulated amortization	(83,599)	(78,495)
	32,201	39,238
Indefinite-lived intangible assets:
Licenses	17,802	17,857
	$50,003	$57,095

Amortization expense for finite-lived intangible assets was $3.1 million and $6.2 million for the three and six months ended June 30, 2013, respectively, and $2.9 million and $5.8 million for the three and six months ended June 30, 2012, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2013	$5,648
2014	$7,753
2015	$4,543
2016	$3,479
2017	$1,973
2018	$1,825

Note 7 – Reserve for Known and Incurred But Not Reported Claims

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims (“IBNR”) and non-title claims, is as follows:

(in thousands, except percentages)	June 30, 2013		December 31, 2012
Known title claims	$147,086	13.9%	$133,070	13.6%
IBNR	866,028	82.1%	805,430	82.5%
Total title claims	1,013,114	96.0%	938,500	96.1%
Non-title claims	41,336	4.0%	37,962	3.9%
Total loss reserves	$1,054,450	100.0%	$976,462	100.0%

The provision for title losses, expressed as a percentage of title premiums and escrow fees, was 14.8% and 12.0% for the three and six months ended June 30, 2013, respectively, and 6.6% and 6.9% for the three and six months ended June 30, 2012, respectively.

The current quarter rate of 14.8% reflected an ultimate loss rate of 5.8% for the current policy year and an $89.0 million net increase in the loss reserve estimates for prior policy years. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during the second quarter of 2013, primarily from domestic lenders policies and, to a lesser extent, the Company’s guaranteed valuation product offered in Canada.  The reserve strengthening

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

associated with domestic lenders policies was $58.7 million and was primarily attributable to policy years 2004 through 2008.  During the second quarter of 2013, claims on domestic lenders policies significantly exceeded the Company’s expectations and management now expects this level of elevated claims experience to continue through 2013 and for a period thereafter.  The reserve strengthening associated with the guaranteed valuation product offered in Canada was $12.9 million and was primarily attributable to claims frequency exceeding the Company’s expectations during the second quarter of 2013. Given management’s revised outlook, a reserve strengthening was recorded to reflect increases to ultimate losses for prior policy years.

The second quarter of 2012 rate of 6.6% reflected an ultimate loss rate of 5.9% for the 2012 policy year and a net increase in the loss reserve estimates for prior policy years.

Note 8 – Notes and Contracts Payable

On January 29, 2013, the Company issued $250.0 million of 4.30% 10-year senior unsecured notes due in 2023. The notes were priced at 99.638% to yield 4.345%. Interest is due semi-annually on February 1 and August 1, beginning August 1, 2013. The Company used a portion of the net proceeds from the sale to repay all borrowings outstanding under its credit facility, increasing the unused capacity thereunder to the full $600.0 million size of the facility.

Note 9 – Income Taxes

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 41.0% and 40.1% for the three and six months ended June 30, 2013, respectively, and 34.5% and 36.1% for the three and six months ended June 30, 2012, respectively. The differences between the U.S. federal statutory rate of 35% and the effective rates were primarily attributable to losses in foreign jurisdictions for which no tax benefit was provided and the impact of state taxes.

In connection with the Separation, the Company and TFAC entered into a tax sharing agreement, dated June 1, 2010, which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At June 30, 2013 and December 31, 2012 the Company had a payable to CoreLogic of $53.0 million and $52.5 million, respectively, related to tax matters prior to the Separation. This amount is included in the Company’s condensed consolidated balance sheets in due to CoreLogic, net.

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

During the quarter ended March 31, 2012, the Company released a valuation allowance of $5.3 million previously recorded against certain of its deferred tax assets. Specifically, management determined that it was more likely than not that all of its tax capital loss items will be realized prior to expiration as the result of realized gains from sales of securities and favorable market value activity in its securities portfolio during the first quarter of 2012. Application of accounting guidance related to intraperiod tax allocations resulted in the valuation allowance being credited to other comprehensive income and tax expense in the amounts of $1.7 million and $3.6 million, respectively, for the six months ended June 30, 2012.

As of June 30, 2013 and December 31, 2012, the liability for income taxes associated with uncertain tax positions was $47.6 million and $47.9 million, respectively. The liability for each period could be reduced by $32.6 million of offsetting tax benefits associated with the correlative effects of potential adjustments including timing adjustments and state income taxes. The net amounts of $15.0 million and $15.3 million, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of June 30, 2013 and December 31, 2012, the Company had accrued $4.4 million and $4.2 million, respectively, of interest and penalties (net of tax benefits) related to uncertain tax positions.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
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

Note 10 – Earnings Per Share

The following table presents the calculation of basic and diluted net income per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Numerator
Net income attributable to the Company	$34,672	$73,001	$70,850	$104,294
Less: dividends and undistributed earnings allocated to unvested restricted stock units (“RSUs”)	47	184	100	272
Net income allocated to common stockholders	$34,625	$72,817	$70,750	$104,022
Denominator
Basic weighted-average shares	108,210	106,230	107,881	105,926
Effect of dilutive employee stock options and RSUs	2,101	1,715	2,191	1,755
Diluted weighted-average shares	110,311	107,945	110,072	107,681
Net income per share attributable to the Company’s stockholders
Basic	$0.32	$0.69	$0.66	$0.98
Diluted	$0.31	$0.68	$0.64	$0.97

For the three and six months ended June 30, 2013, no stock options or RSUs had an antidilutive effect on weighted-average diluted shares outstanding. For the three and six months ended June 30, 2012, 0.7 million and 0.8 million, respectively, of stock options and RSUs were excluded from weighted-average diluted shares outstanding due to their antidilutive effect.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 11 – Employee Benefit Plans

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans during the three and six months ended June 30, 2013 and 2012 includes the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Expense:
Service costs	$479	$428	$958	$856
Interest costs	6,724	7,434	13,448	14,868
Expected return on plan assets	(4,674)	(3,787)	(9,348)	(7,574)
Amortization of net actuarial loss	8,002	6,825	16,004	13,650
Amortization of prior service credit	(1,096)	(1,096)	(2,192)	(2,192)
	$9,435	$9,804	$18,870	$19,608

The Company contributed $17.2 million to the defined benefit pension and supplemental benefit plans during the six months ended June 30, 2013, and expects to contribute an additional $25.8 million during the remainder of 2013. These contributions include both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

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

Notes and contracts payable

The fair value of notes and contracts payable is estimated based on the current rates offered to the Company for debt of similar remaining maturities.

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2013 and December 31, 2012 are presented in the following table:

	June 30, 2013		December 31, 2012
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$861,835	$861,835	$627,208	$627,208
Accounts and accrued income receivable, net	$266,534	$266,534	$259,779	$259,779
Loans receivable, net	$84,710	$85,209	$107,352	$111,925
Investments:
Deposits with savings and loan associations and banks	$49,598	$49,599	$71,196	$71,400
Debt securities	$2,641,038	$2,641,038	$2,651,881	$2,651,881
Equity securities	$262,381	$262,381	$197,920	$197,920
Notes receivable, net	$10,238	$9,359	$11,166	$11,376
Financial Liabilities:
Deposits	$1,582,647	$1,582,965	$1,411,193	$1,411,575
Accounts payable and accrued liabilities	$289,983	$289,983	$337,231	$337,231
Due to CoreLogic, net	$53,628	$53,628	$53,510	$53,510
Notes and contracts payable	$314,779	$308,667	$229,760	$233,071

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the fair value of the Company’s financial instruments as of June 30, 2013 and December 31, 2012, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Fair Value as of June 30, 2013	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$861,835	$861,835	$—	$—
Accounts and accrued income receivable, net	$266,534	$266,534	$—	$—
Loans receivable, net	$85,209	$—	$—	$85,209
Investments:
Deposits with savings and loan associations and banks	$49,599	$23,381	$26,218	$—
Debt securities	$2,641,038	$—	$2,620,427	$20,611
Equity securities	$262,381	$262,381	$—	$—
Notes receivable, net	$9,359	$—	$—	$9,359
Financial Liabilities:
Deposits	$1,582,965	$1,550,129	$32,836	$—
Accounts payable and accrued liabilities	$289,983	$289,983	$—	$—
Due to CoreLogic, net	$53,628	$53,628	$—	$—
Notes and contracts payable	$308,667	$—	$300,652	$8,015

(in thousands)	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$627,208	$627,208	$—	$—
Accounts and accrued income receivable, net	$259,779	$259,779	$—	$—
Loans receivable, net	$111,925	$—	$—	$111,925
Investments:
Deposits with savings and loan associations and banks	$71,400	$49,431	$21,969	$—
Debt securities	$2,651,881	$—	$2,630,035	$21,846
Equity securities	$197,920	$197,920	$—	$—
Notes receivable, net	$11,376	$—	$—	$11,376
Financial Liabilities:
Deposits	$1,411,575	$1,373,978	$37,597	$—
Accounts payable and accrued liabilities	$337,231	$337,231	$—	$—
Due to CoreLogic, net	$53,510	$53,510	$—	$—
Notes and contracts payable	$233,071	$—	$223,218	$9,853

Note 13 – Share-Based Compensation Plans

The following table presents the share-based compensation expense associated with the Company’s share-based compensation plans for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2013	2012	2013	2012
Restricted stock units	$4,197	$2,741	$13,698	$8,627
Employee stock purchase plan	260	191	646	453
	$4,457	$2,932	$14,344	$9,080

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table summarizes RSU activity for the six months ended June 30, 2013:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2012	2,962	$13.36
Granted during 2013	861	$24.10
Vested during 2013	(1,070)	$13.20
Forfeited during 2013	(8)	$15.15
RSUs unvested at June 30, 2013	2,745	$16.79

The following table summarizes stock option activity for the six months ended June 30, 2013:

(in thousands, except weighted- average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2012	1,670	$15.70
Exercised during 2013	(322)	$11.18
Balance at June 30, 2013	1,348	$16.78	1.71 years	$7,098
Vested at June 30, 2013	1,348	$16.78	1.71 years	$7,098
Exercisable at June 30, 2013	1,348	$16.78	1.71 years	$7,098

All stock options issued under the Company’s plans are vested and all share-based compensation expense related to such stock options has been recognized.

Note 14 – Stockholders’ Equity

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock, of which $130.0 million remained as of June 30, 2013. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company repurchased 0.8 million shares of its common stock for a total purchase price of $17.5 million during the three and six months ended June 30, 2013, and as of June 30, 2013, had repurchased and retired 1.0 million shares of its common stock for a total purchase price of $20.0 million.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 15 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three months ended June 30, 2013 are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at March 31, 2013	$22,317	$3,102	$(178,264)	$(152,845)
Pretax change before reclassifications	(62,797)	(9,794)	—	(72,591)
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	(1,019)	—	—	(1,019)
Amounts reclassified from accumulated other comprehensive income	(4,691)	—	6,906	2,215
Tax effect	27,403	—	(2,763)	24,640
Balance at June 30, 2013	$(18,787)	$(6,692)	$(174,121)	$(199,600)
Allocated to the Company	$(18,790)	$(6,692)	$(174,121)	$(199,603)
Allocated to noncontrolling interests	3	—	—	3
Balance at June 30, 2013	$(18,787)	$(6,692)	$(174,121)	$(199,600)

Changes in accumulated other comprehensive income (loss) for the six months ended June 30, 2013 are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$21,938	$9,924	$(182,408)	$(150,546)
Pretax change before reclassifications	(56,656)	(16,616)	—	(73,272)
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	34	—	—	34
Amounts reclassified from accumulated other comprehensive income	(11,254)	—	13,812	2,558
Tax effect	27,151	—	(5,525)	21,626
Balance at June 30, 2013	$(18,787)	$(6,692)	$(174,121)	$(199,600)
Allocated to the Company	$(18,790)	$(6,692)	$(174,121)	$(199,603)
Allocated to noncontrolling interests	3	—	—	3
Balance at June 30, 2013	$(18,787)	$(6,692)	$(174,121)	$(199,600)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2013 are as follows:

(in thousands)	Amount reclassified from accumulated other comprehensive income	Affected line items in the condensed consolidated statements of income
Net unrealized gains (losses) on securities:
Net realized gains on sales of securities	$4,691	Net realized investment gains
Pension benefit adjustment:
Amortization of defined benefit pension and supplemental benefit plan items:
Net actuarial loss	$(8,002)	(1)
Prior service credit	1,096	(1)
Pretax total	$(6,906)
Total reclassifications for the period	$(2,215)

The reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2013 are as follows:

(in thousands)	Amount reclassified from accumulated other comprehensive income	Affected line items in the condensed consolidated statements of income
Net unrealized gains (losses) on securities:
Net realized gains on sales of securities	$11,254	Net realized investment gains
Pension benefit adjustment:
Amortization of defined benefit pension and supplemental benefit plan items:
Net actuarial loss	$(16,004)	(1)
Prior service credit	2,192	(1)
Pretax total	$(13,812)
Total reclassifications for the period	$(2,558)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic cost. See Note 11 Employee Benefit Plans for additional details.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

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

In Edwards a narrow class has been certified. For the reasons stated above, the Company has been unable to estimate the possible loss or the range of loss.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

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

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. This business is licensed to issue policies in all 50 states and actively issues policies in 46 states. It also offers preferred risk auto insurance in Arizona and California, its largest market, to better compete with other carriers offering bundled home and auto insurance. The home warranty business provides residential service contracts that cover residential systems and appliances against failures that occur as the result of normal usage during the coverage period. This business currently operates in 39 states and the District of Columbia.

The corporate division consists of certain financing facilities as well as the corporate services that support the Company’s business operations. Eliminations consist of inter-segment revenues and related expenses included in the results of the operating segments.

Selected financial information by reporting segment is as follows:

For the three months ended June 30, 2013:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,205,047	$73,040	$16,260	$19,664
Specialty Insurance	84,023	7,291	1,209	558
Corporate	138	(21,107)	723	—
Eliminations	(744)	—	—	—
	$1,288,464	$59,224	$18,192	$20,222

For the three months ended June 30, 2012:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,011,972	$118,445	$16,669	$17,062
Specialty Insurance	79,588	13,286	1,116	593
Corporate	(848)	(19,441)	671	—
Eliminations	(879)	—	—	—
	$1,089,833	$112,290	$18,456	$17,655

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the six months ended June 30, 2013:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,267,626	$137,308	$32,744	$37,287
Specialty Insurance	165,534	23,195	2,387	1,592
Corporate	3,568	(41,687)	1,456	—
Eliminations	(1,501)	—	—	—
	$2,435,227	$118,816	$36,587	$38,879

For the six months ended June 30, 2012:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,903,193	$179,267	$33,002	$34,656
Specialty Insurance	153,786	26,109	2,172	1,171
Corporate	1,400	(41,536)	1,341	—
Eliminations	(1,783)	—	—	—
	$2,056,596	$163,840	$36,515	$35,827

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Summary of Second Quarter

A substantial portion of the revenues for the Company’s title insurance and services segment results from the sale and refinancing of residential and commercial real estate. In the Company’s specialty insurance segment, revenues associated with the initial year of coverage in both the home warranty and property and casualty operations are impacted by volatility in residential resale transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.

The interest rate environment for much of the first half of 2013 was historically low, which coupled with a gradual improvement in both the general economy and availability of mortgage credit, resulted in an increase in mortgage origination activity during the second quarter of 2013 when compared to the same period in 2012.  However, interest rates increased sharply beginning in May 2013, which significantly reduced refinance activity and was reflected in the mix of title orders opened by the Company’s direct title operations as the second quarter of 2013 progressed.

According to the Mortgage Bankers Association’s July 25, 2013 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 25.1% in the second quarter of 2013 when compared with the second quarter of 2012. According to the MBA Forecast, the dollar amount of purchase originations increased 34.8% and refinance originations increased 20.2%. This increase in residential mortgage origination activity drove an increase in title orders closed by the Company’s direct title operations, which contributed to the title insurance and services segment’s 19.1% increase in total revenues for the second quarter of 2013 when compared with the second quarter of 2012.

The level of title orders opened per day by the Company’s direct title operations during the second quarter of 2013 increased by 2.5% when compared with the second quarter of 2012. The order mix shifted toward residential resale and commercial transactions, which typically generate higher premiums than refinance transactions. Residential resale and commercial open orders per day increased 19.3% and 21.4%, respectively, while refinance open orders per day decreased 8.7%.

Through the first three weeks of July 2013, residential resale open orders per day remained comparable to the levels experienced in May and June 2013, however refinance open orders per day fell sharply.  In May 2013, the Company opened 3,100 refinance orders per day.  In June 2013, refinance open orders fell to 2,300 per day and through the first three weeks of July 2013 have stabilized at approximately 1,800 per day.  The Company expects its pipeline of refinance orders to remain strong into August 2013, but the Company is acting now to manage its cost structure in anticipation of lower closings in September 2013 and beyond.

Title Insurance and Services

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenues
Direct premiums and escrow fees	$511,918	$424,146	$87,772	20.7%	$911,902	$767,785	$144,117	18.8%
Agent premiums	496,730	400,361	96,369	24.1	981,195	777,347	203,848	26.2
Information and other	171,104	167,411	3,693	2.2	322,852	322,700	152	—
Investment income	21,599	12,283	9,316	75.8	40,585	29,604	10,981	37.1
Net realized investment gains	3,696	8,733	(5,037)	(57.7)	11,092	9,321	1,771	19.0
Net other-than-temporary impairment losses recognized in earnings	—	(962)	962	100.0	—	(3,564)	3,564	100.0
	1,205,047	1,011,972	193,075	19.1	2,267,626	1,903,193	364,433	19.1
Expenses
Personnel costs	340,046	299,348	40,698	13.6	656,889	576,925	79,964	13.9
Premiums retained by agents	396,024	321,348	74,676	23.2	783,567	623,512	160,055	25.7
Other operating expenses	216,230	189,759	26,471	13.9	404,843	361,510	43,333	12.0
Provision for policy losses and other claims	149,534	54,820	94,714	172.8	226,894	107,000	119,894	112.1
Depreciation and amortization	16,260	16,669	(409)	(2.5)	32,744	33,002	(258)	(0.8)
Premium taxes	13,268	10,922	2,346	21.5	24,172	20,655	3,517	17.0
Interest	645	661	(16)	(2.4)	1,209	1,322	(113)	(8.5)
	1,132,007	893,527	238,480	26.7	2,130,318	1,723,926	406,392	23.6
Income before income taxes	$73,040	$118,445	$(45,405)	(38.3)%	$137,308	$179,267	$(41,959)	(23.4)%
Margins	6.1%	11.7%	(5.6)%	(47.9)%	6.1%	9.4%	(3.3)%	(35.1)%

Direct premiums and escrow fees were $511.9 million and $911.9 million for the three and six months ended June 30, 2013, respectively, increases of $87.8 million, or 20.7%, and $144.1 million, or 18.8%, when compared with the respective periods of the prior year. These increases were due to an increase in the number of title orders closed by the Company’s direct operations and an increase in average revenues per order closed. The Company’s direct title operations closed 321,300 and 612,700 title orders during the three and six months ended June 30, 2013, respectively, increases of 11.1% and 11.3% when compared with title orders closed during the same periods of the prior year. The increases in closed title orders reflected the increases in residential mortgage originations in the United States during the three and six months ended June 30, 2013 when compared to the respective periods of the prior year. The average revenues per order closed were $1,593 and $1,488 for the three and six months ended June 30, 2013, respectively, increases of 8.7% and 6.7% when compared with $1,466 and $1,394 for the respective periods of the prior year. The increases in average revenues per order closed were primarily attributable to higher real estate values and a greater number of large commercial deals that closed in the three and six months ended June 30, 2013 when compared with the respective periods of the prior year.

Agent premiums were $496.7 million and $981.2 million for the three and six months ended June 30, 2013, respectively, increases of $96.4 million, or 24.1%, and $203.8 million, or 26.2%, when compared with the respective periods of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, second quarter agent premiums typically reflect first quarter mortgage origination activity. The increase in agent premiums quarter over quarter was consistent with the 16.4% increase in the Company’s direct premiums and escrow fees in the first quarter of 2013 as compared with the first quarter of 2012. The Company continuously analyzes the terms and profitability of its title agency relationships and, where it deems it necessary, amends agent agreements to the extent possible.

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

Information and other revenues were $171.1 million and $322.9 million for the three and six months ended June 30, 2013, respectively, increases of $3.7 million, or 2.2%, and $0.2 million, or essentially flat, when compared with the respective periods of the prior year. The increase for the three months ended June 30, 2013 was primarily attributable to higher demand for the Company’s default information products and residential and commercial title information products as a result of the increase in domestic loss mitigation and residential and commercial mortgage origination activities.  These increases were partially offset by lower demand for title related services in Canada due to a decline in mortgage transactions resulting primarily from lower refinance transactions.

Investment income totaled $21.6 million and $40.6 million for the three and six months ended June 30, 2013, respectively, increases of $9.3 million, or 75.8%, and $11.0 million, or 37.1%, when compared with the respective periods of the prior year. These increases were primarily due to increased interest and dividend income from the investment portfolio and $5.9 million of impairments on certain non-marketable investments recorded in the second quarter of 2012 with no impairment recorded in 2013.

Net realized investment gains totaled $3.7 million and $11.1 million for the three and six months ended June 30, 2013, respectively, and $8.7 million and $9.3 million for the three and six months ended June 30, 2012, respectively.  These totals primarily reflected the net realized gains from the sales of investment securities.  The six months ended June 30, 2013 also reflected the gain from the sale of an office building.

The title insurance and services segment recognized no other-than-temporary impairment losses for the three and six months ended June 30, 2013 and $1.0 million and $3.6 million in the respective periods of the prior year. The other-than-temporary impairment losses recognized in the three and six months ended June 30, 2012 related to the Company’s non-agency mortgage-backed securities portfolio.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $340.0 million and $656.9 million for the three and six months ended June 30, 2013, respectively, increases of $40.7 million, or 13.6%, and $80.0 million, or 13.9%, when compared with the respective periods of the prior year. The increases were primarily due to higher staffing levels required to support the increased order volumes and higher incentive compensation driven by increased revenues when compared to the respective periods of the prior year.

Agents retained $396.0 million and $783.6 million of title premiums generated by agency operations for the three and six months ended June 30, 2013, respectively, which compares with $321.3 million and $623.5 million for the respective periods of the prior year. The percentage of title premiums retained by agents was 79.7% and 79.9% for the three and six months ended June 30, 2013, respectively, and 80.3% and 80.2% for the respective periods of the prior year.

Other operating expenses for the title insurance and services segment were $216.2 million and $404.8 million for the three and six months ended June 30, 2013, respectively, increases of $26.5 million, or 13.9%, and $43.3 million, or 12.0%, when compared with the same periods of the prior year. The increases were primarily due to higher production related expenses and temporary labor costs driven by increased order volumes and, to a lesser extent, increased costs related to software and professional services.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 14.8% and 12.0% for the three and six months ended June 30, 2013, respectively, compared to 6.6% and 6.9% in the respective periods of the prior year.

The current quarter rate of 14.8% reflected an ultimate loss rate of 5.8% for the current policy year and an $89.0 million net increase in the loss reserve estimates for prior policy years.  The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during the second quarter of 2013, primarily from domestic lenders policies and, to a lesser extent, the Company’s guaranteed valuation product offered in Canada.  The reserve strengthening associated with domestic lenders policies was $58.7 million and was primarily attributable to policy years 2004 through 2008.  During the second quarter of 2013, claims on domestic lenders policies significantly exceeded the Company’s expectations and management now expects this level of elevated claims experience to continue through 2013 and for a period thereafter.  The reserve strengthening associated with the guaranteed valuation product offered in Canada was $12.9 million and was primarily attributable to claims frequency exceeding the Company’s expectations during the second quarter of 2013. Given management’s revised outlook, a reserve strengthening was recorded to reflect increases to ultimate losses for prior policy years.

The second quarter of 2012 rate of 6.6% reflected an ultimate loss rate of 5.9% for the 2012 policy year and a net increase in the loss reserve estimates for prior policy years.

Premium taxes were $13.3 million and $24.2 million for the three and six months ended June 30, 2013, respectively, compared to $10.9 million and $20.7 million for the respective periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.3% for the three and six months ended June 30, 2013 and 2012.

In general, the title insurance business is a lower profit margin business when compared to the Company’s specialty insurance segment. The lower profit margins reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margins for the three and six months ended June 30, 2013 were 6.1% compared with 11.7% and 9.4% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenues
Direct premiums	$81,287	$73,142	$8,145	11.1%	$159,154	$143,289	$15,865	11.1%
Information and other	424	418	6	1.4	814	893	(79)	(8.8)
Investment income	1,787	2,231	(444)	(19.9)	3,466	4,696	(1,230)	(26.2)
Net realized investment gains	525	3,797	(3,272)	(86.2)	2,100	4,908	(2,808)	(57.2)
	84,023	79,588	4,435	5.6	165,534	153,786	11,748	7.6
Expenses
Personnel costs	14,905	13,717	1,188	8.7	29,236	27,380	1,856	6.8
Other operating expenses	9,859	9,594	265	2.8	20,078	20,637	(559)	(2.7)
Provision for policy losses and other claims	49,232	40,569	8,663	21.4	87,898	75,067	12,831	17.1
Depreciation and amortization	1,209	1,116	93	8.3	2,387	2,172	215	9.9
Premium taxes	1,527	1,306	221	16.9	2,740	2,421	319	13.2
	76,732	66,302	10,430	15.7	142,339	127,677	14,662	11.5
Income before income taxes	$7,291	$13,286	$(5,995)	(45.1)%	$23,195	$26,109	$(2,914)	(11.2)%
Margins	8.7%	16.7%	(8.0)%	(47.9)%	14.0%	17.0%	(3.0)%	(17.6)%

Direct premiums were $81.3 million and $159.2 million for the three and six months ended June 30, 2013, respectively, increases of $8.1 million, or 11.1%, and $15.9 million, or 11.1%, when compared with the respective periods of the prior year. These increases were primarily due to an increase in the number of home warranty residential service contracts issued and, to a lesser extent, an increase in property and casualty policies issued. The growth in home warranty residential service contracts issued was primarily associated with renewals and residential purchase transactions.

Net realized investment gains totaled $0.5 million and $2.1 million for the three and six months ended June 30, 2013, respectively, and $3.8 million and $4.9 million for the three and six months ended June 30, 2012, respectively. These totals primarily reflected the net realized gains from the sales of investment securities.

Personnel costs and other operating expenses were $24.8 million and $49.3 million for the three and six months ended June 30, 2013, respectively, increases of $1.5 million, or 6.2%, and $1.3 million, or 2.7%, when compared with the respective periods of the prior year. The increases were primarily related to increased salary expense associated with higher employee headcount and increased commissions associated with increased volume in the home warranty and property and casualty businesses, partially offset by an increase in deferred acquisition costs.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 64.1% and 56.3% for the three and six months ended June 30, 2013, respectively, compared with 59.6% and 53.9% for the respective periods of the prior year.  The increase in the claims rate for the three months ended June 30, 2013 was primarily attributable to higher weather related claims in the second quarter of 2013 when compared to the second quarter of 2012.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 53.9% and 53.2% for the three and six months ended June 30, 2013, respectively, compared with 48.1% and 49.7% for the respective periods of the prior year. The increase in the claims rate for the three months ended June 30, 2013 was primarily attributable to an increase in large, single incident claim losses incurred during the second quarter of 2013 when compared to the second quarter of 2012.

Premium taxes were $1.5 million and $2.7 million for the three and six months ended June 30, 2013, respectively, compared with $1.3 million and $2.4 million for the respective periods of the prior year. Premium taxes as a percentage of specialty insurance segment premiums were 1.9% and 1.7% for the three and six months ended June 30, 2013, respectively, compared with 1.8% and 1.7% for the respective periods of the prior year.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pre-tax margins for the three and six months ended June 30, 2013 were 8.7% and 14.0%, respectively, down from 16.7% and 17.0% for the respective periods of the prior year.

Corporate

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenues
Investment (losses) income	$(163)	$(848)	$685	80.8%	$2,982	$1,400	$1,582	113.0%
Net realized investment gains	301	—	301	—	586	—	586	—
	138	(848)	986	116.3	3,568	1,400	2,168	154.9
Expenses
Personnel costs	9,816	8,978	838	9.3	23,142	23,017	125	0.5
Other operating expenses	6,707	6,296	411	6.5	13,227	12,656	571	4.5
Depreciation and amortization	723	671	52	7.7	1,456	1,341	115	8.6
Interest	3,999	2,648	1,351	51.0	7,430	5,922	1,508	25.5
	21,245	18,593	2,652	14.3	45,255	42,936	2,319	5.4
Loss before income taxes	$(21,107)	$(19,441)	$(1,666)	(8.6)%	$(41,687)	$(41,536)	$(151)	(0.4)%

Investment income totaled losses of $0.2 million and income of $3.0 million for the three and six months ended June 30, 2013, respectively, compared with losses of $0.8 million and income of $1.4 million for the respective periods of the prior year. The increase in investment income for the three months ended June 30, 2013 was primarily attributable to higher earnings on investments associated with the Company’s deferred compensation plan.  The increase in investment income for the six months ended June 30, 2013 was primarily attributable to the impairment of a non-marketable investment recorded in the first quarter of 2012 with no impairment recorded in the first quarter of 2013 and higher earnings on investments associated with the Company’s deferred compensation plan.

Corporate personnel costs and other operating expenses were $16.5 million and $36.4 million for the three and six months ended June 30, 2013, respectively, compared with $15.3 million and $35.7 million for the respective periods of the prior year. The increases for the three and six months ended June 30, 2013 when compared to the respective periods of the prior year were primarily due to higher costs associated with the Company’s deferred compensation plan.

Interest expense totaled $4.0 million and $7.4 million for the three and six months ended June 30, 2013, respectively, increases of $1.4 million and $1.5 million when compared with the same periods of the prior year. The increases for the three and six months ended June 30, 2013 when compared to the respective periods of the prior year were primarily attributable to the Company’s issuance of $250.0 million of debt in January 2013.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the condensed consolidated financial statements. The Company’s inter-segment eliminations were not material for the three and six months ended June 30, 2013 and 2012.

INCOME TAXES

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 41.0% and 40.1% for the three and six months ended June 30, 2013, respectively, compared with 34.5% and 36.1% for the respective periods of the prior year. The differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits, and changes in the liability related to tax positions reported on the Company’s tax returns. The effective tax rate for 2012 included the release of valuation allowances recorded against capital losses.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and six months ended June 30, 2013 was $34.9 million and $71.2 million, respectively, compared with $73.5 million and $104.6 million for the respective periods of the prior year. Net income attributable to the Company for the three and six months ended June 30, 2013 and 2012 was $34.7 million, or $0.31 per diluted share, and $70.9 million, or $0.64 per diluted share, respectively, compared with $73.0 million, or $0.68 per diluted share, and $104.3 million, or $0.97 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities amounted to $158.4 million and $104.3 million for the six months ended June 30, 2013 and 2012, respectively, after claim payments, net of recoveries, of $224.7 million and $227.2 million, respectively. The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2013 were purchases of debt and equity securities, repayment of debt, capital expenditures, dividends to common stockholders and the purchase of Company shares. The most significant nonoperating sources of cash and cash equivalents for the six months ended June 30, 2013 were proceeds from the sales and maturities of debt and equity securities, proceeds from the issuance of debt and increases in the deposit balances at the Company’s banking operations. The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2012 were purchases of debt and equity securities, repayment of debt, business acquisitions, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the six months ended June 30, 2012 were proceeds from the sales and maturities of debt and equity securities, increases in the deposit balances at the Company’s banking operations and proceeds from the issuance of debt. The net effect of all activities on total cash and cash equivalents was an increase of $234.6 million and $377.9 million for the six months ended June 30, 2013 and 2012, respectively.

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

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock, of which $130.0 million remains as of June 30, 2013. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company repurchased 0.8 million shares of its common stock for a total purchase price of $17.5 million during the three and six months ended June 30, 2013, and as of June 30, 2013, has repurchased and retired 1.0 million shares of its common stock for a total purchase price of $20.0 million. In July 2013, the Company repurchased and retired an additional 0.8 million shares for a total purchase price of $18.1 million, through July 24th.

Holding Company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other potential factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of June 30, 2013, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries in 2013, without prior approval from applicable regulators, was $366.4 million. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of June 30, 2013, the holding company’s sources of liquidity included $266.9 million of cash and cash equivalents and $600.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing. The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent, and a syndicate of lenders. The credit agreement is comprised of a $600.0 million revolving credit facility, which will terminate on April 17, 2016, unless terminated earlier. Proceeds under the credit agreement may be used for general corporate purposes. At June 30, 2013, the Company had no outstanding borrowings under the facility and was in compliance with the financial covenants under the credit agreement.

On January 29, 2013, the Company issued $250.0 million of 4.30% 10-year senior unsecured notes due in 2023. The notes were priced at 99.638% to yield 4.345%. Interest is due semi-annually on February 1 and August 1, beginning August 1, 2013. The Company used a portion of the net proceeds from the sale to repay all borrowings outstanding under its credit facility, increasing the unused capacity thereunder to the full $600.0 million size of the facility.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During the six months ended June 30, 2013, the Company financed securities for funds totaling $25.4 million under these agreements. As of June 30, 2013, no amounts remained outstanding under these agreements.

Notes and contracts payable as a percentage of total capitalization was 11.8% and 8.9% at June 30, 2013 and December 31, 2012, respectively. The increase primarily reflects the Company’s issuance of the senior unsecured notes during the first quarter of 2013.

Investment Portfolio. The Company’s investment portfolio is primarily held at its insurance and banking subsidiaries. The Company maintains a high quality, liquid investment portfolio. As of June 30, 2013, the Company’s debt and equity investment securities portfolio consisted of approximately 91% of fixed income securities. As of that date, approximately 68% of the Company’s fixed income investments were held in securities that are United States government-backed or rated AAA, and approximately 99% of the fixed income portfolio was rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on Standard & Poor’s Rating Services (“S&P”) and Moody’s Investor Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

The Company’s fixed income securities experienced a significant decrease in value during the three and six months ended June 30, 2013, primarily due to an increase in long term rates during the second quarter of 2013.

The table below outlines the composition of the investment portfolio in an unrealized loss position by credit rating (percentages are based on the amortized cost basis of the investments) as of June 30, 2013. Credit ratings are based on S&P and Moody’s published ratings and are exclusive of insurance effects. If a security was rated differently by both rating agencies, the lower of the two ratings was selected:

June 30, 2013	A-Ratings or Higher	BBB+ to BBB- Ratings	Non-Investment Grade/Not Rated
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	100.0%	0.0%	0.0%
Foreign bonds	99.9%	0.1%	0.0%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed securities	0.0%	0.0%	100.0%
Corporate debt securities	58.8%	39.3%	1.9%
Preferred stock	27.0%	73.0%	0.0%
	93.8%	4.5%	1.7%

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements. The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $5.0 billion and $4.2 billion at June 30, 2013 and December 31, 2012, respectively, of which $1.4 billion and $1.2 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated balance sheets, in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $3.0 billion and $2.8 billion at June 30, 2013 and December 31, 2012, respectively, and were held or managed by First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not the Company’s assets under U.S. generally accepted accounting principles and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $941.4 million and $1.4 billion at June 30, 2013 and December 31, 2012, respectively. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

At June 30, 2013 and December 31, 2012, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $18.3 million and $23.2 million, respectively. The guarantee arrangements relate to promissory notes and other contracts, and contingently require the Company to make payments to the guaranteed party based on the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential amount of future payments under these guarantees totaled $18.3 million at June 30, 2013 and $23.2 million at December 31, 2012, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its condensed consolidated balance sheets related to these guarantees at June 30, 2013 and December 31, 2012.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of June 30, 2013, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In Edwards a narrow class has been certified. For the reasons stated above, the Company has been unable to estimate the possible loss or the range of loss.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of June 30, 2013 are $891.2 million. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

We increasingly utilize social media to communicate with customers, vendors and other individuals interested in our Company.  Information delivered via social media can be easily accessed and rapidly disseminated, and the use of social media by us and other parties could result in reputational harm, decreased customer loyalty or other issues that could diminish the value of the Company’s brand or result in significant liability.

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

9. The Company may find it difficult to acquire necessary data

Certain data used and supplied by the Company are subject to regulation by various federal, state and local regulatory authorities. Compliance with existing federal, state and local laws and regulations with respect to such data has not had a material adverse effect on the Company’s results of operations, financial condition or liquidity to date. Nonetheless, federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may affect the Company’s operations and could result in substantial regulatory compliance expense, litigation expense and a loss of revenue. The suppliers of data to the Company face similar burdens.  As a result of these and other factors, the Company may find it financially burdensome to acquire necessary data.

10. Changes in the Company’s relationships with large mortgage lenders could adversely affect the Company

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

11. A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory capital and surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A3” by Moody’s Investor Services, Inc., “A-” by Fitch Ratings Ltd., “BBB+” by Standard & Poor’s Ratings Services and “A-” by A.M. Best Company, Inc. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The Company’s principal title insurance underwriter maintained $956.4 million of total statutory capital and surplus as of December 31, 2012. Accordingly, if the ratings or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

12. The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income securities (including mortgage-backed securities). The investment portfolio also includes money-market and other short-term investments, as well as preferred and common stock. Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk. The risk of loss associated with the portfolio is increased during periods of instability in credit markets and economic conditions. If the carrying value of the investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, the Company will be required to write down the value of the investments, which could have a material adverse effect on the Company’s results of operations, statutory surplus and financial condition.

13. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend upon, among other factors, the future performance of assets held in trust for the plan and interest rates. The pension plan was underfunded as of June 30, 2013 by $118.9 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings, expenses and interest rates require adjustment. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

14. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 75 to 85 percent of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $107.2 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

15. The issuance of the Company’s title insurance policies and related activities by title agents, which operate with substantial independence from the Company, could adversely affect the Company

The Company’s title insurance subsidiaries issue a significant portion of their policies through title agents that operate with a substantial degree of independence from the Company. While these title agents are subject to certain contractual limitations that are designed to limit the Company’s risk with respect to their activities, there is no guarantee that the agents will fulfill their contractual obligations to the Company. In addition, regulators are increasingly seeking to hold the Company responsible for the actions of these title agents and, under certain circumstances, the Company may be held liable directly to third parties for actions (including defalcations) or omissions of these agents. As a result, the Company’s use of title agents could result in increased claims on the Company’s policies issued through agents and an increase in other costs and expenses.

16. The Company’s risk mitigation efforts may prove inadequate

The Company assumes risks in the ordinary course of its business, including through the issuance of title insurance policies and the provision of other products and services.  The Company mitigates these risks through a number of different means, including the implementation of underwriting policies and procedures and other mechanisms for assessing risk.  However, underwriting of title insurance policies and other risk-assumption decisions frequently involve a substantial degree of individual judgment.  The Company’s risk mitigation efforts or the reliability of any necessary judgment may prove inadequate, especially in situations where the Company or individuals involved in risk taking decisions are encouraged by customers or others, or because of competitive pressures, to assume risks or to expeditiously make risk determinations.  This circumstance could have an adverse effect on the Company’s results of operations, financial condition and liquidity.

17. Systems interruptions and intrusions, wire transfer errors and unauthorized data disclosures may impair the delivery of the Company’s products and services, harm the Company’s reputation, result in material claims for damages or otherwise adversely affect the Company

Systems interruptions and intrusions may impair the delivery of the Company’s products and services, resulting in a loss of customers and a corresponding loss in revenue. The Company’s businesses depend heavily upon computer systems located in data centers, which are maintained and managed by a third party. Certain events beyond the Company’s control, including natural disasters, telecommunications failures and intrusions into the Company’s systems by third parties could temporarily or permanently interrupt the delivery of products and services. These interruptions also may interfere with suppliers’ ability to provide necessary data and employees’ ability to attend work and perform their responsibilities. The Company also relies on its systems, employees and domestic and international banks to transfer funds. These transfers are susceptible to user input error, fraud, system interruptions or intrusions, incorrect processing and similar errors that could result in lost funds that may be significant. As part of its business, the Company maintains non-public personal information on consumers. There can be no assurance that unauthorized disclosure will not occur either through system intrusions or the actions of third parties or employees. Unauthorized disclosures could adversely affect the Company’s reputation and expose it to material claims for damages.

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

19. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of June 30, 2013, under such regulations, the maximum amount of dividends, loans and advances available in 2013 from these insurance subsidiaries, without prior approval from applicable regulators, was $366.4 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

 During the quarter ended June 30, 2013, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by the Company of the Company’s common stock which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program initially announced by the Company on March 16, 2011. Under this plan, which has no expiration date, the Company may repurchase up to $150.0 million of the Company’s issued and outstanding common stock. Cumulatively, as of June 30, 2013, the Company had repurchased and retired $20.0 million (including commissions) of its shares and had the authority to repurchase an additional $130.0 million (including commissions) under the plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2013	—	$—	—	$147,497,665
May 1 to May 31, 2013	—	$—	—	$147,497,665
June 1 to June 30, 2013	800,000	$21.86	1,003,900	$130,012,820
Total	800,000	$21.86	1,003,900	$130,012,820

Item 6.	Exhibits.

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

Date: July 25, 2013

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