Form 10-Q
period 2013-09-30
First American Financial Corp
filed 2013-10-24
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

On October 18, 2013, there were 105,701,742 shares of common stock outstanding.

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

•

THE EFFECTS OF FUTURE ACTIONS OR INACTION OF THE UNITED STATES GOVERNMENT OR RELATED AGENCIES, INCLUDING THOSE RELATED TO THE UNITED STATES DEBT CEILING, A SHUTDOWN OF THE FEDERAL GOVERNMENT, OR MONETARY POLICY;

•	EXPENSE MANAGEMENT;

•	FUTURE ACTIONS TO BE TAKEN IN CONNECTION WITH THE COMPANY’S REVIEW OF ITS AGENCY RELATIONSHIPS;

•	THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES AND UNRECOGNIZED TAX BENEFIT ESTIMATES;

•	FUTURE PAYMENT OF DIVIDENDS;

•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS; AND

•	THE LIKELIHOOD OF CHANGES IN EXPECTED ULTIMATE LOSSES AND CORRESPONDING LOSS RATES AND CLAIM RESERVES,

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$833,857	$627,208
Accounts and accrued income receivable, net	254,941	259,779
Income taxes receivable	32,559	14,093
Investments:
Deposits with savings and loan associations and banks	60,964	71,196
Debt securities, includes pledged securities of $118,156 and $105,849	2,843,759	2,651,881
Equity securities	250,525	197,920
Other long-term investments	194,513	192,563
	3,349,761	3,113,560
Loans receivable, net	77,067	107,352
Property and equipment, net	361,547	343,450
Title plants and other indexes	523,456	521,741
Goodwill	843,477	845,857
Other intangible assets, net	47,959	57,095
Other assets	176,446	160,712
	$6,501,070	$6,050,847
Liabilities and Equity
Deposits	$1,724,209	$1,411,193
Accounts payable and accrued liabilities	749,935	820,503
Due to CoreLogic, Inc. (“CoreLogic”), net	54,220	53,510
Deferred revenue	185,570	170,663
Reserve for known and incurred but not reported claims	1,054,037	976,462
Deferred income taxes	36,987	36,987
Notes and contracts payable	320,521	229,760
	4,125,479	3,699,078
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value, Authorized-500 shares; Outstanding-none	—	—
Common stock, $0.00001 par value:
Authorized-300,000 shares; Outstanding-105,689 shares and 107,239 shares as of September 30, 2013 and December 31, 2012, respectively	1	1
Additional paid-in capital	2,070,457	2,111,605
Retained earnings	482,141	387,015
Accumulated other comprehensive loss	(180,277)	(150,556)
Total stockholders’ equity	2,372,322	2,348,065
Noncontrolling interests	3,269	3,704
Total equity	2,375,591	2,351,769
	$6,501,070	$6,050,847

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Direct premiums and escrow fees	$573,116	$535,846	$1,644,172	$1,446,920
Agent premiums	549,052	443,028	1,530,247	1,220,375
Information and other	159,775	159,103	483,430	482,690
Investment income	26,001	23,154	71,544	57,077
Net realized investment (losses) gains	(6,966)	47,271	6,812	61,500
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on debt securities	—	—	—	(1,757)
Portion of OTTI losses on debt securities recognized in other comprehensive loss	—	—	—	(1,807)
	—	—	—	(3,564)
	1,300,978	1,208,402	3,736,205	3,264,998
Expenses
Personnel costs	377,872	344,140	1,087,139	971,462
Premiums retained by agents	440,453	355,191	1,224,020	978,703
Other operating expenses	222,297	213,111	660,408	607,908
Provision for policy losses and other claims	114,952	106,209	429,744	288,276
Depreciation and amortization	18,554	18,429	55,141	54,944
Premium taxes	15,771	13,470	42,683	36,546
Interest	4,034	1,970	11,209	7,437
	1,193,933	1,052,520	3,510,344	2,945,276
Income before income taxes	107,045	155,882	225,861	319,722
Income taxes	42,950	51,982	90,586	111,196
Net income	64,095	103,900	135,275	208,526
Less: Net income attributable to noncontrolling interests	205	430	535	762
Net income attributable to the Company	$63,890	$103,470	$134,740	$207,764
Net income per share attributable to the Company’s stockholders (Note 10):
Basic	$0.60	$0.97	$1.25	$1.95
Diluted	$0.59	$0.95	$1.23	$1.92
Cash dividends declared per share	$0.12	$0.08	$0.36	$0.24
Weighted-average common shares outstanding (Note 10):
Basic	106,437	106,445	107,400	106,099
Diluted	108,437	108,709	109,490	108,243

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$64,095	$103,900	$135,275	$208,526
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	5,839	11,051	(34,906)	37,120
Unrealized gain on securities for which credit-related portion was recognized in earnings	400	1,914	420	5,494
Foreign currency translation adjustment	8,968	8,469	(7,648)	7,803
Pension benefit adjustment	4,121	1,258	12,408	3,773
Total other comprehensive income (loss), net of tax	19,328	22,692	(29,726)	54,190
Comprehensive income	83,423	126,592	105,549	262,716
Less: Comprehensive income attributable to noncontrolling interests	207	434	530	768
Comprehensive income attributable to the Company	$83,216	$126,158	$105,019	$261,948

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$135,275	$208,526
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	429,744	288,276
Depreciation and amortization	55,141	54,944
Excess tax benefits from share-based compensation	(5,796)	(1,029)
Share-based compensation	18,601	11,922
Net realized investment gains	(6,812)	(61,500)
Net OTTI losses recognized in earnings	—	3,564
Equity in earnings of affiliates, net	(11,240)	(1,948)
Dividends from equity method investments	7,072	6,413
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(348,058)	(338,911)
Net change in income tax accounts	2,931	81,008
Decrease (increase) in accounts and accrued income receivable	3,977	(33,482)
(Decrease) increase in accounts payable and accrued liabilities	(54,443)	15,369
Net change in due to CoreLogic, net	(539)	(77)
Increase in deferred revenue	15,127	13,961
Other, net	4,853	4,459
Cash provided by operating activities	245,833	251,495
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(650)	(26,142)
Net decrease (increase) in deposits with banks	10,411	(30,880)
Net decrease in loans receivable	30,285	26,885
Purchases of debt and equity securities	(1,227,720)	(1,320,652)
Proceeds from sales of debt and equity securities	507,757	835,535
Proceeds from maturities of debt securities	401,941	359,518
Net change in other long-term investments	1,971	5,819
Capital expenditures	(61,017)	(56,642)
Proceeds from sale of property and equipment	5,399	7,423
Cash used for investing activities	(331,623)	(199,136)
Cash flows from financing activities:
Net change in deposits	313,016	322,469
Proceeds from issuance of debt	249,095	340,065
Repayment of debt	(167,036)	(367,940)
Net (payments) proceeds in connection with share-based compensation plans	(1,080)	3,253
Net activity related to noncontrolling interests	(1,800)	(2,563)
Excess tax benefits from share-based compensation	5,796	1,029
Purchase of Company shares	(64,606)	—
Cash dividends	(38,629)	(23,315)
Cash provided by financing activities	294,756	272,998
Effect of exchange rate changes on cash	(2,317)	1,716
Net increase in cash and cash equivalents	206,649	327,073
Cash and cash equivalents—Beginning of period	627,208	418,299
Cash and cash equivalents—End of period	$833,857	$745,372
Supplemental information:
Cash paid during the period for:
Interest	$9,428	$7,227
Premium taxes	$45,475	$37,615
Income taxes, net	$87,242	$30,439
Noncash investing and financing activities:
Property and equipment acquired through capital lease obligations	$8,920	$—
Liabilities assumed in connection with acquisitions	$—	$2,768

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2012	107,239	$1	$2,111,605	$387,015	$(150,556)	$2,348,065	$3,704	$2,351,769
Net income for nine months ended September 30, 2013	—	—	—	134,740	—	134,740	535	135,275
Dividends on common shares	—	—	—	(38,629)	—	(38,629)	—	(38,629)
Purchase of Company Shares	(2,951)	—	(64,606)	—	—	(64,606)	—	(64,606)
Shares issued in connection with share-based compensation plans	1,401	—	5,701	(985)	—	4,716	—	4,716
Share-based compensation	—	—	18,601	—	—	18,601	—	18,601
Net activity related to noncontrolling interests	—	—	(844)	—	—	(844)	(965)	(1,809)
Other comprehensive income (Note 15)	—	—	—	—	(29,721)	(29,721)	(5)	(29,726)
Balance at September 30, 2013	105,689	$1	$2,070,457	$482,141	$(180,277)	$2,372,322	$3,269	$2,375,591

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

Basis of Presentation

The condensed consolidated financial information included in this report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. All material intercompany transactions and balances have been eliminated upon consolidation. Certain 2012 amounts have been reclassified to conform to the 2013 presentation.

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance requiring entities to present, either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If the component is not required to be reclassified to net income in its entirety, entities should instead cross reference to the related footnote for additional information. The updated guidance was effective prospectively for interim and annual reporting periods beginning after December 15, 2012, with early adoption permitted. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s condensed consolidated financial statements.

In July 2012, the FASB issued updated guidance that is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets, other than goodwill, by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The updated guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with current guidance. The updated guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of the guidance had no impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued updated guidance requiring entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The updated guidance was effective for interim and annual reporting periods beginning on or after January 1, 2013. The adoption of the guidance had no impact on the Company’s condensed consolidated financial statements.

Pending Accounting Pronouncements

In July 2013, the FASB issued updated guidance intended to eliminate the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. Management expects the adoption of this guidance to have no impact on the Company’s condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $5.0 billion and $4.2 billion at September 30, 2013 and December 31, 2012, respectively, of which $1.6 billion and $1.2 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are included in the accompanying condensed consolidated balance sheets in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $2.9 billion and $2.8 billion at September 30, 2013 and December 31, 2012, respectively, and were held or managed by First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $1.1 billion and $1.4 billion at September 30, 2013 and December 31, 2012, respectively. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 3 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value	Other-than- temporary impairments in AOCI
		Gains	Losses
September 30, 2013
U.S. Treasury bonds	$92,977	$1,012	$(470)	$93,519	$—
Municipal bonds	470,768	5,482	(10,263)	465,987	—
Foreign bonds	219,175	1,495	(649)	220,021	—
Governmental agency bonds	296,569	416	(4,604)	292,381	—
Governmental agency mortgage-backed securities	1,394,859	3,325	(18,326)	1,379,858	—
Non-agency mortgage-backed securities (1)	24,085	—	(3,782)	20,303	20,743
Corporate debt securities	367,099	7,786	(3,195)	371,690	—
	$2,865,532	$19,516	$(41,289)	$2,843,759	$20,743
December 31, 2012
U.S. Treasury bonds	$80,651	$1,574	$(50)	$82,175	$—
Municipal bonds	361,912	14,516	(606)	375,822	—
Foreign bonds	236,630	2,312	(197)	238,745	—
Governmental agency bonds	324,323	1,445	(318)	325,450	—
Governmental agency mortgage-backed securities	1,271,408	11,259	(1,135)	1,281,532	—
Non-agency mortgage-backed securities (1)	26,656	—	(4,810)	21,846	20,743
Corporate debt securities	311,695	14,941	(325)	326,311	—
	$2,613,275	$46,047	$(7,441)	$2,651,881	$20,743

(1)

At December 31, 2012, the $26.7 million amortized cost is net of $3.6 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2012. At September 30, 2013, the $3.8 million gross unrealized losses include $3.7 million of unrealized losses for securities determined to be other-than-temporarily impaired and $0.1 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. At December 31, 2012, the $4.8 million gross unrealized losses include $4.4 million of unrealized losses for securities determined to be other-than-temporarily impaired and $0.4 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. The $20.7 million other-than-temporary impairments recorded in accumulated other comprehensive income (“AOCI”) through September 30, 2013 and December 31, 2012 represent the amount of other-than-temporary impairment losses recognized in AOCI which were not included in earnings due to the fact that the losses were not considered to be credit related. Other-than-temporary impairments were recognized in AOCI for non-agency mortgage-backed securities only.

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

	Cost	Gross unrealized		Estimated fair value
(in thousands)		Gains	Losses
September 30, 2013
Preferred stocks	$15,926	$1,273	$(1,404)	$15,795
Common stocks	224,946	12,706	(2,922)	234,730
	$240,872	$13,979	$(4,326)	$250,525
December 31, 2012
Preferred stocks	$13,326	$752	$(41)	$14,037
Common stocks	177,844	6,447	(408)	183,883
	$191,170	$7,199	$(449)	$197,920

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company had the following net unrealized gains (losses) as of September 30, 2013 and December 31, 2012:

(in thousands)	As of September 30, 2013	As of December 31, 2012
Debt securities for which an other-than-temporary impairment has been recognized	$(3,735)	$(4,435)
Debt securities—all other	(18,038)	43,041
Equity securities	9,653	6,750
	$(12,120)	$45,356

Sales of debt and equity securities resulted in realized gains of $3.4 million and $48.3 million and realized losses of $9.7 million and $32 thousand for the three months ended September 30, 2013 and 2012, respectively. Sales of debt and equity securities resulted in realized gains of $15.6 million and $63.9 million and realized losses of $11.7 million and $0.3 million for the nine months ended September 30, 2013 and 2012, respectively.

The Company had the following gross unrealized losses as of September 30, 2013 and December 31, 2012:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2013
Debt securities:
U.S. Treasury bonds	$52,796	$(470)	$—	$—	$52,796	$(470)
Municipal bonds	238,119	(9,970)	9,925	(293)	248,044	(10,263)
Foreign bonds	76,103	(597)	4,577	(52)	80,680	(649)
Governmental agency bonds	221,531	(4,582)	135	(22)	221,666	(4,604)
Governmental agency mortgage-backed securities	727,202	(16,564)	66,365	(1,762)	793,567	(18,326)
Non-agency mortgage-backed securities	—	—	20,303	(3,782)	20,303	(3,782)
Corporate debt securities	137,150	(2,952)	8,163	(243)	145,313	(3,195)
Total debt securities	1,452,901	(35,135)	109,468	(6,154)	1,562,369	(41,289)
Equity securities	99,080	(4,050)	1,287	(276)	100,367	(4,326)
Total	$1,551,981	$(39,185)	$110,755	$(6,430)	$1,662,736	$(45,615)
December 31, 2012
Debt securities:
U.S. Treasury bonds	$27,219	$(50)	$—	$—	$27,219	$(50)
Municipal bonds	60,229	(557)	451	(49)	60,680	(606)
Foreign bonds	58,262	(183)	1,031	(14)	59,293	(197)
Governmental agency bonds	60,882	(318)	—	—	60,882	(318)
Governmental agency mortgage-backed securities	135,354	(889)	22,112	(246)	157,466	(1,135)
Non-agency mortgage-backed securities	6,544	(1,498)	15,302	(3,312)	21,846	(4,810)
Corporate debt securities	35,537	(227)	996	(98)	36,533	(325)
Total debt securities	384,027	(3,722)	39,892	(3,719)	423,919	(7,441)
Equity securities	34,258	(447)	98	(2)	34,356	(449)
Total	$418,285	$(4,169)	$39,990	$(3,721)	$458,275	$(7,890)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

All securities in the Company’s non-agency mortgage-backed portfolio are senior tranches and were investment grade at the time of purchase, however, all have been downgraded to below investment grade since initial purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed securities by collateral type, year of issuance and current credit ratings. Percentages are based on the amortized cost basis of the securities and credit ratings are based on Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investor Service, Inc. (“Moody’s”) published ratings.

If a security was rated differently by either rating agency, the lower of the two ratings was selected. All amounts and ratings are as of September 30, 2013.

(in thousands, except percentages and number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value	Non-Investment Grade/ Not Rated
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$4,010	$3,005	100.0%
2006	3	10,629	8,743	100.0%
2005	1	1,446	1,399	100.0%
Alt-A single family residential:
2007	1	8,000	7,156	100.0%
	6	$24,085	$20,303	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The amortized cost and estimated fair value of debt securities at September 30, 2013, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$5,301	$61,142	$18,928	$7,606	$92,977
Estimated fair value	$5,362	$61,578	$18,956	$7,623	$93,519
Municipal bonds
Amortized cost	$9,653	$154,925	$176,891	$129,299	$470,768
Estimated fair value	$9,684	$155,684	$176,098	$124,521	$465,987
Foreign bonds
Amortized cost	$33,287	$168,762	$16,114	$1,012	$219,175
Estimated fair value	$33,405	$169,779	$15,810	$1,027	$220,021
Governmental agency bonds
Amortized cost	$6,099	$147,134	$132,032	$11,304	$296,569
Estimated fair value	$6,108	$146,756	$128,320	$11,197	$292,381
Corporate debt securities
Amortized cost	$14,560	$230,120	$111,715	$10,704	$367,099
Estimated fair value	$14,749	$233,371	$112,757	$10,813	$371,690
Total debt securities excluding mortgage-backed securities
Amortized cost	$68,900	$762,083	$455,680	$159,925	$1,446,588
Estimated fair value	$69,308	$767,168	$451,941	$155,181	$1,443,598
Total mortgage-backed securities
Amortized cost					$1,418,944
Estimated fair value					$1,400,161
Total debt securities
Amortized cost					$2,865,532
Estimated fair value					$2,843,759

Other-than-temporary impairment — debt securities

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of September 30, 2013, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company determines if a non-agency mortgage-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed securities in its portfolio that are in an unrealized loss position. For the securities that were determined not to be other-than-temporarily impaired at September 30, 2013, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

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

The table below summarizes the primary assumptions used at September 30, 2013 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	7.5%	6.5%	–	8.8%
Default rates	2.3%	0.4%	–	3.4%
Loss severity	16.9%	1.3%	–	23.9%

As a result of the Company’s security-level review, it did not recognize any other-than-temporary impairments considered to be credit related for the three and nine months ended September 30, 2013. The Company did not recognize any other-than-temporary impairments considered to be credit related for the three months ended September 30, 2012, and recognized $3.6 million in earnings for the nine months ended September 30, 2012. It is possible that the Company could recognize additional other-than-temporary impairment losses on some securities it owns at September 30, 2013 if future events or information cause it to determine that a decline in value is other-than-temporary.

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Cumulative credit loss on debt securities held at beginning of period	$16,478	$25,927	$16,478	$33,656
Addition to credit loss for which an other-than-temporary impairment was previously recognized	––	––	––	3,564
Accumulated losses on securities that matured or were sold during the period	––	(1,932)	––	(13,225)
Cumulative credit loss on debt securities held as of September 30	$16,478	$23,995	$16,478	$23,995

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

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as the evidence, if any exists, that supports the Company’s view that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company did not record any other-than-temporary impairment losses related to its equity securities for the three and nine months ended September 30, 2013 and 2012.

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

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value as of September 30, 2013	Level 1	Level 2	Level 3
Debt securities:
U.S. Treasury bonds	$93,519	$––	$93,519	$––
Municipal bonds	465,987	––	465,987	––
Foreign bonds	220,021	––	220,021	––
Governmental agency bonds	292,381	––	292,381	––
Governmental agency mortgage-backed securities	1,379,858	––	1,379,858	––
Non-agency mortgage-backed securities	20,303	––	––	20,303
Corporate debt securities	371,690	––	371,690	––
	2,843,759	––	2,823,456	20,303
Equity securities:
Preferred stocks	15,795	15,795	––	––
Common stocks	234,730	234,730	––	––
	250,525	250,525	––	––
	$3,094,284	$250,525	$2,823,456	$20,303

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

The Company did not have any transfers in and out of Level 1 and Level 2 measurements during the three and nine months ended September 30, 2013 and 2012. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Fair value at beginning of period	$20,611	$28,324	$21,846	$30,634
Total gains/(losses) (realized and unrealized):
Included in earnings:
Realized gains	—	110	—	110
Net other-than-temporary impairment losses recognized in earnings	—	—	—	(3,564)
Included in other comprehensive income	907	3,190	1,028	9,157
Settlements	(1,215)	(1,707)	(2,571)	(6,420)
Sales	—	(1,135)	—	(1,135)
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Fair value as of September 30	$20,303	$28,782	$20,303	$28,782
Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$—	$—	$—	$(3,564)

The Company did not purchase any non-agency mortgage-backed securities during the three and nine months ended September 30, 2013 and 2012.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 4 – Financing Receivables

Financing receivables are summarized as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Loans receivable, net:
Real estate—mortgage
Multi-family residential	$7,996	$8,768
Commercial	73,016	102,626
Other	531	598
	81,543	111,992
Allowance for loan losses	(3,830)	(3,893)
Participations sold	(641)	(761)
Deferred loan fees, net	(5)	14
Loans receivable, net	77,067	107,352
Other long-term investments:
Notes receivable—secured	10,585	11,358
Notes receivable—unsecured	2,259	2,710
	12,844	14,068
Loss reserve	(2,613)	(2,902)
Notes receivable, net	10,231	11,166
Total financing receivables, net	$87,298	$118,518

Aging analysis of loans and notes receivable at September 30, 2013 is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Non-accrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$7,996	$7,996	$—	$—	$—	$—
Commercial	73,016	70,617	—	—	311	2,088
Other	531	531	—	—	—	—
	$81,543	$79,144	$—	$—	$311	$2,088
Notes Receivable:
Secured	$10,585	$6,140	$3,701	$—	$232	$512
Unsecured	2,259	395	15	—	810	1,039
	$12,844	$6,535	$3,716	$—	$1,042	$1,551

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Aging analysis of loans and notes receivable at December 31, 2012 is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Non-accrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$8,768	$8,768	$—	$—	$—	$—
Commercial	102,626	99,911	—	160	—	2,555
Other	598	556	—	—	—	42
	$111,992	$109,235	$—	$160	$—	$2,597
Notes Receivable:
Secured	$11,358	$6,517	$3,912	$72	$16	$841
Unsecured	2,710	319	—	—	811	1,580
	$14,068	$6,836	$3,912	$72	$827	$2,421

Note 5 – Goodwill

A summary of the changes in the carrying amount of goodwill by operating segment for the nine months ended September 30, 2013 is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2012	$799,092	$46,765	$845,857
Acquisitions	150	—	150
Foreign currency exchange	(2,530)	—	(2,530)
Balance as of September 30, 2013	$796,712	$46,765	$843,477

The Company’s four reporting units for purposes of assessing impairment are title insurance, home warranty, property and casualty insurance and trust and other services. There is no accumulated impairment for goodwill as the Company has never recognized any impairment for its reporting units.

In accordance with accounting guidance and consistent with prior years, the Company’s policy is to perform an annual assessment of goodwill for impairment for each reporting unit in the fourth quarter. An impairment analysis has not been performed during the nine months ended September 30, 2013 as no triggering events requiring such an analysis occurred.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	September 30, 2013	December 31, 2012
Finite-lived intangible assets:
Customer lists	$77,166	$77,981
Covenants not to compete	27,112	26,842
Trademarks	10,048	10,070
Patents	2,840	2,840
	117,166	117,733
Accumulated amortization	(87,034)	(78,495)
	30,132	39,238
Indefinite-lived intangible assets:
Licenses	17,827	17,857
	$47,959	$57,095

Amortization expense for finite-lived intangible assets was $2.8 million and $9.0 million for the three and nine months ended September 30, 2013, respectively, and $2.9 million and $8.7 million for the three and nine months ended September 30, 2012, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2013	$3,047
2014	$8,117
2015	$4,605
2016	$3,527
2017	$1,990
2018	$1,841

Note 7 – Reserve for Known and Incurred But Not Reported Claims

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims (“IBNR”) and non-title claims, is as follows:

(in thousands, except percentages)	September 30, 2013		December 31, 2012
Known title claims	$159,148	15.1%	$133,070	13.6%
IBNR	853,031	80.9%	805,430	82.5%
Total title claims	1,012,179	96.0%	938,500	96.1%
Non-title claims	41,858	4.0%	37,962	3.9%
Total loss reserves	$1,054,037	100.0%	$976,462	100.0%

The provision for title losses, expressed as a percentage of title premiums and escrow fees, was 5.8% and 9.8% for the three and nine months ended September 30, 2013, respectively, and 6.6% and 6.8% for the three and nine months ended September 30, 2012, respectively.

The current quarter rate of 5.8% reflected the ultimate loss rate for the current policy year with no reserve adjustment for prior policy years. The rate for the nine months ended September 30, 2013 of 9.8% included an $89.0 million net increase in the loss reserve estimates for prior policy years recorded during the second quarter of 2013. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during the second quarter of 2013,

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

primarily from domestic lenders policies and, to a lesser extent, the Company’s guaranteed valuation product offered in Canada.  The reserve strengthening associated with domestic lenders policies was $58.7 million and was primarily attributable to policy years 2004 through 2008.  During the second quarter of 2013, claims on domestic lenders policies significantly exceeded the Company’s expectations and management expected this level of elevated claims experience to continue through the remainder of 2013 and for a period thereafter.  The reserve strengthening associated with the guaranteed valuation product offered in Canada was $12.9 million and was primarily attributable to claims frequency exceeding the Company’s expectations during the second quarter of 2013. Given management’s revised outlook at the time, a reserve strengthening was recorded during the second quarter of 2013 to reflect increases to ultimate losses for prior policy years.

The third quarter of 2012 rate of 6.6% reflected an ultimate loss rate of 5.6% for the 2012 policy year and a net increase in the loss reserve estimates for prior policy years. The three and nine months ended September 30, 2012 included approximately $8.0 million and $12.6 million, respectively, of net unfavorable development related to the Company’s guaranteed valuation product offered in Canada.

Note 8 – Notes and Contracts Payable

On January 29, 2013, the Company issued $250.0 million of 4.30% 10-year senior unsecured notes due in 2023. The notes were priced at 99.638% to yield 4.345%. Interest is due semi-annually on February 1 and August 1, beginning August 1, 2013. The Company used a portion of the net proceeds from the sale to repay all borrowings outstanding under its credit facility, increasing the available capacity thereunder to the full $600.0 million size of the facility.

Note 9 – Income Taxes

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 40.1% for the three and nine months ended September 30, 2013, and 33.3% and 34.8% for the three and nine months ended September 30, 2012, respectively. The differences between the U.S. federal statutory rate of 35% and the effective rates were primarily attributable to losses in foreign jurisdictions for which no tax benefit was provided and the impact of state taxes. The effective tax rate for 2012 included the release of valuation allowances recorded against capital losses.

In connection with the Separation, the Company and TFAC entered into a tax sharing agreement, dated June 1, 2010, which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At September 30, 2013 and December 31, 2012 the Company had a payable to CoreLogic of $53.7 million and $52.5 million, respectively, related to tax matters prior to the Separation. This amount is included in the Company’s condensed consolidated balance sheets in due to CoreLogic, net.

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

As of September 30, 2013 and December 31, 2012, the liability for income taxes associated with uncertain tax positions was $47.7 million and $47.9 million, respectively. The liability for each period could be reduced by $32.6 million of offsetting tax benefits associated with the correlative effects of potential adjustments including timing adjustments and state income taxes. The net amounts of $15.1 million and $15.3 million, respectively, if recognized, would favorably affect the Company’s effective tax rate.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of September 30, 2013 and December 31, 2012, the Company had accrued $4.5 million and $4.2 million, respectively, of interest and penalties (net of tax benefits) related to uncertain tax positions.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits or the expiration of federal and state statute of limitations for the assessment of taxes. Based on the status of its current tax audits, the Company estimates that there may be a significant decrease in unrecognized tax benefits within the next 12 months.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. The Company is no longer subject to U.S. federal, state, and non-U.S. income tax examinations by taxing authorities for years prior to 2005.

Note 10 – Earnings Per Share

The following table presents the calculation of basic and diluted net income per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2013	2012	2013	2012
Numerator
Net income attributable to the Company	$63,890	$103,470	$134,740	$207,764
Less: dividends and undistributed earnings allocated to unvested restricted stock units (“RSUs”)	103	204	208	509
Net income allocated to common stockholders	$63,787	$103,266	$134,532	$207,255
Denominator
Basic weighted-average shares	106,437	106,445	107,400	106,099
Effect of dilutive employee stock options and RSUs	2,000	2,264	2,090	2,144
Diluted weighted-average shares	108,437	108,709	109,490	108,243
Net income per share attributable to the Company’s stockholders
Basic	$0.60	$0.97	$1.25	$1.95
Diluted	$0.59	$0.95	$1.23	$1.92

For the three months ended September 30, 2013, 1 thousand RSUs were excluded from the weighted-average diluted shares outstanding due to their antidilutive effect, and for the nine months ended September 30, 2013, no stock options or RSUs were excluded from the weighted-average diluted shares outstanding due to their antidilutive effect. For the three and nine months ended September 30, 2012, 0.7 million of stock options and RSUs were excluded from the weighted-average diluted shares outstanding due to their antidilutive effect.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 11 – Employee Benefit Plans

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans during the three and nine months ended September 30, 2013 and 2012 includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Expense:
Service costs	$479	$428	$1,436	$1,284
Interest costs	6,717	7,434	20,165	22,301
Expected return on plan assets	(4,691)	(3,787)	(14,039)	(11,362)
Amortization of net actuarial loss	7,964	6,825	23,969	20,475
Amortization of prior service credit	(1,097)	(1,096)	(3,289)	(3,289)
	$9,372	$9,804	$28,242	$29,409

The Company contributed $33.0 million to the defined benefit pension and supplemental benefit plans during the nine months ended September 30, 2013, and expects to contribute an additional $10.0 million during the remainder of 2013. These contributions include both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

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

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2013 and December 31, 2012 are presented in the following table:

	September 30, 2013		December 31, 2012
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$833,857	$833,857	$627,208	$627,208
Accounts and accrued income receivable, net	$254,941	$254,941	$259,779	$259,779
Loans receivable, net	$77,067	$77,045	$107,352	$111,925
Investments:
Deposits with savings and loan associations and banks	$60,964	$60,986	$71,196	$71,400
Debt securities	$2,843,759	$2,843,759	$2,651,881	$2,651,881
Equity securities	$250,525	$250,525	$197,920	$197,920
Notes receivable, net	$10,231	$8,618	$11,166	$11,376
Financial Liabilities:
Deposits	$1,724,209	$1,724,485	$1,411,193	$1,411,575
Accounts payable and accrued liabilities	$304,885	$304,885	$337,231	$337,231
Due to CoreLogic, net	$54,220	$54,220	$53,510	$53,510
Notes and contracts payable	$320,521	$315,535	$229,760	$233,071

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the fair value of the Company’s financial instruments as of September 30, 2013 and December 31, 2012, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Fair Value as of September 30, 2013	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$833,857	$833,857	$—	$—
Accounts and accrued income receivable, net	$254,941	$254,941	$—	$—
Loans receivable, net	$77,045	$—	$—	$77,045
Investments:
Deposits with savings and loan associations and banks	$60,986	$41,640	$19,346	$—
Debt securities	$2,843,759	$—	$2,823,456	$20,303
Equity securities	$250,525	$250,525	$—	$—
Notes receivable, net	$8,618	$—	$—	$8,618
Financial Liabilities:
Deposits	$1,724,485	$1,693,396	$31,089	$—
Accounts payable and accrued liabilities	$304,885	$304,885	$—	$—
Due to CoreLogic, net	$54,220	$54,220	$—	$—
Notes and contracts payable	$315,535	$—	$299,150	$16,385

(in thousands)	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$627,208	$627,208	$—	$—
Accounts and accrued income receivable, net	$259,779	$259,779	$—	$—
Loans receivable, net	$111,925	$—	$—	$111,925
Investments:
Deposits with savings and loan associations and banks	$71,400	$49,431	$21,969	$—
Debt securities	$2,651,881	$—	$2,630,035	$21,846
Equity securities	$197,920	$197,920	$—	$—
Notes receivable, net	$11,376	$—	$—	$11,376
Financial Liabilities:
Deposits	$1,411,575	$1,373,978	$37,597	$—
Accounts payable and accrued liabilities	$337,231	$337,231	$—	$—
Due to CoreLogic, net	$53,510	$53,510	$—	$—
Notes and contracts payable	$233,071	$—	$223,218	$9,853

Note 13 – Share-Based Compensation Plans

The following table presents the share-based compensation expense associated with the Company’s share-based compensation plans for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2013	2012	2013	2012
Restricted stock units	$3,794	$2,615	$17,492	$11,242
Employee stock purchase plan	463	227	1,109	680
	$4,257	$2,842	$18,601	$11,922

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table summarizes RSU activity for the nine months ended September 30, 2013:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2012	2,962	$13.36
Granted during 2013	884	$23.98
Vested during 2013	(1,160)	$13.41
Forfeited during 2013	(39)	$9.96
RSUs unvested at September 30, 2013	2,647	$16.94

The following table summarizes stock option activity for the nine months ended September 30, 2013:

(in thousands, except weighted- average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2012	1,670	$15.70
Exercised during 2013	(420)	$12.53
Balance at September 30, 2013	1,250	$16.76	1.5 years	$9,481
Vested at September 30, 2013	1,250	$16.76	1.5 years	$9,481
Exercisable at September 30, 2013	1,250	$16.76	1.5 years	$9,481

All stock options issued under the Company’s plans are vested and all share-based compensation expense related to such stock options has been recognized.

Note 14 – Stockholders’ Equity

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock, of which $82.9 million remained as of September 30, 2013. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the three and nine months ended September 30, 2013, the Company repurchased and retired 2.2 million and 3.0 million shares of its common stock for a total purchase price of $47.1 million and $64.6 million, respectively, and as of September 30, 2013, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.1 million.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 15 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) for the three months ended September 30, 2013 are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at June 30, 2013	$(18,787)	$(6,692)	$(174,121)	$(199,600)
Pretax change before reclassifications	3,234	8,968	—	12,202
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	666	—	—	666
Amounts reclassified from accumulated other comprehensive income	6,498	—	6,867	13,365
Tax effect	(4,159)	—	(2,746)	(6,905)
Balance at September 30, 2013	$(12,548)	$2,276	$(170,000)	$(180,272)
Allocated to the Company	$(12,553)	$2,276	$(170,000)	$(180,277)
Allocated to noncontrolling interests	5	—	—	5
Balance at September 30, 2013	$(12,548)	$2,276	$(170,000)	$(180,272)

Changes in accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2012	$21,938	$9,924	$(182,408)	$(150,546)
Pretax change before reclassifications	(47,949)	(7,648)	—	(55,597)
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	699	—	—	699
Amounts reclassified from accumulated other comprehensive income	(10,228)	—	20,680	10,452
Tax effect	22,992	—	(8,272)	14,720
Balance at September 30, 2013	$(12,548)	$2,276	$(170,000)	$(180,272)
Allocated to the Company	$(12,553)	$2,276	$(170,000)	$(180,277)
Allocated to noncontrolling interests	5	—	—	5
Balance at September 30, 2013	$(12,548)	$2,276	$(170,000)	$(180,272)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2013 are as follows:

(in thousands)	Amounts reclassified from accumulated other comprehensive income	Affected line items in the condensed consolidated statements of income
Net unrealized gains (losses) on securities:
Net realized losses on sales of securities	$(6,498)	Net realized investment (losses) gains
Pension benefit adjustment:
Amortization of defined benefit pension and supplemental benefit plan items:
Net actuarial loss	$(7,964)	(1)
Prior service credit	1,097	(1)
Pretax total	$(6,867)
Total reclassifications for the period	$(13,365)

The reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2013 are as follows:

(in thousands)	Amounts reclassified from accumulated other comprehensive income	Affected line items in the condensed consolidated statements of income
Net unrealized gains (losses) on securities:
Net realized gains on sales of securities	$10,228	Net realized investment (losses) gains
Pension benefit adjustment:
Amortization of defined benefit pension and supplemental benefit plan items:
Net actuarial loss	$(23,969)	(1)
Prior service credit	3,289	(1)
Pretax total	$(20,680)
Total reclassifications for the period	$(10,452)

(1)	These accumulated other comprehensive income components are included in the computation of net periodic cost. See Note 11 Employee Benefit Plans for additional details.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

•	Gale v. First American Title Insurance Company, et al., filed on October 16, 2006 and pending in the United States District Court of Connecticut.

The class originally certified in Gale was subsequently decertified. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

•

overcharged or improperly charged fees for products and services provided in connection with the closing of real estate transactions, denied home warranty claims, recorded telephone calls, and gave items of value to developers, builders and others as inducements to refer business in violation of certain other laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including

•	Carrera v. First American Home Buyers Protection Corporation, filed on September 23, 2009 and pending in the United States District Court for the Southern District of California,

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,

•	Coleman v. First American Home Buyers Protection Corporation, et al., filed on August 24, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Diaz v. First American Home Buyers Protection Corporation, filed on March 10, 2009 and pending in the United States District Court for the Southern District of California,

•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,

•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Kirk v. First American Financial Corporation, filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Muehling v. First American Title Company, filed on December 11, 2012 and pending in the Superior Court of the State of California, County of Alameda,

•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Smith v. First American Title Insurance Company, filed on November 23, 2011 and pending in the United States District Court for the Western District of Washington,

•	Tavenner v. Talon Group, filed on August 18, 2009 and pending in the United States District Court for the Western District of Washington,

•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and

•	Winslow v. Mid Valley Title and Escrow Company, et al, filed on August 1, 2013 and pending in the Superior Court of the State of California, County of Los Angeles.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Selected financial information by reporting segment is as follows:

For the three months ended September 30, 2013:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,212,920	$124,972	$16,495	$30,326
Specialty Insurance	86,126	4,026	1,239	732
Corporate	2,674	(21,953)	820	—
Eliminations	(742)	—	—	—
	$1,300,978	$107,045	$18,554	$31,058

For the three months ended September 30, 2012:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,100,315	$141,907	$16,538	$19,072
Specialty Insurance	81,431	8,106	1,179	1,742
Corporate	27,876	6,254	712	—
Eliminations	(1,220)	(385)	—	—
	$1,208,402	$155,882	$18,429	$20,814

For the nine months ended September 30, 2013:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$3,480,546	$262,280	$49,238	$67,614
Specialty Insurance	251,660	27,220	3,627	2,323
Corporate	6,242	(63,639)	2,276	—
Eliminations	(2,243)	—	—	—
	$3,736,205	$225,861	$55,141	$69,937

For the nine months ended September 30, 2012:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$3,003,507	$321,174	$49,539	$53,729
Specialty Insurance	235,218	34,216	3,351	2,913
Corporate	29,276	(35,283)	2,054	—
Eliminations	(3,003)	(385)	—	—
	$3,264,998	$319,722	$54,944	$56,642

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance requiring entities to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If the component is not required to be reclassified to net income in its entirety, entities should instead cross reference to the related footnote for additional information. The updated guidance was effective prospectively for interim and annual reporting periods beginning after December 15, 2012, with early adoption permitted. Except for the disclosure requirements, the adoption of the guidance had no impact on the Company’s condensed consolidated financial statements.

In July 2012, the FASB issued updated guidance that is intended to reduce the cost and complexity of performing an impairment test for indefinite-lived intangible assets, other than goodwill, by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The updated guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with current guidance. The updated guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of the guidance had no impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued updated guidance requiring entities to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The updated guidance was effective for interim and annual reporting periods beginning on or after January 1, 2013. The adoption of the guidance had no impact on the Company’s condensed consolidated financial statements.

Pending Accounting Pronouncements

In July 2013, the FASB issued updated guidance intended to eliminate the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. Management expects the adoption of this guidance to have no impact on the Company’s condensed consolidated financial statements.

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

Results of Operations

Summary of Third Quarter

A substantial portion of the revenues for the Company’s title insurance and services segment results from the sale and refinancing of residential and commercial real estate. In the Company’s specialty insurance segment, revenues associated with the initial year of coverage in both the home warranty and property and casualty operations are impacted by volatility in residential resale transactions. Traditionally, the greatest volume of real estate activity, particularly residential resale, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity.  In addition, future actions or inaction of the United States government or related agencies, such as a failure to increase the United States debt ceiling, a shutdown of the federal government, or actions to tighten monetary policy, may lead to significant increases in interest rates or otherwise negatively impact consumer spending and the overall economy or may make it more difficult to originate and/or close real estate transactions.  These circumstances may adversely impact real estate markets where the Company operates.

The interest rate environment for much of the first half of 2013 was historically low, which coupled with a gradual improvement in both the general economy and availability of mortgage credit, resulted in an increase in mortgage origination activity during the first half of 2013 when compared to the first half of 2012.  However, interest rates increased sharply beginning in May 2013, which significantly reduced refinance activity during the third quarter of 2013.

According to the Mortgage Bankers Association’s September 23, 2013 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) were expected to decrease 21.7% in the third quarter of 2013 when compared with the third quarter of 2012. According to the MBA Forecast, the dollar amount of purchase originations were expected to increase 39.5% and refinance originations were expected to decrease 44.7%.  This expected residential mortgage origination activity resulted in a 21.6% increase in residential resale orders closed per day and a 33.5% decrease in refinance orders closed per day by the Company’s direct title operations in the third quarter of 2013 when compared to the third quarter of 2012.

The level of title orders opened per day by the Company’s direct title operations during the third quarter of 2013 decreased by 29.1% when compared with the third quarter of 2012.  The residential order mix continued to shift toward resale transactions, which typically generate higher premiums than refinance transactions.  Residential resale orders per day increased 15.7%, while refinance open orders per day decreased 56.8%.  Due to the decline in refinance activity during the third quarter of 2013, the Company began making adjustments to its cost structure, primarily in business units tied to refinance transactions.  The Company reduced its employee headcount and use of temporary labor, which resulted in severance expense of $7.8 million for the three months ended September 30, 2013.

Title Insurance and Services

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenues
Direct premiums and escrow fees	$487,800	$459,149	$28,651	6.2%	$1,399,702	$1,226,934	$172,768	14.1%
Agent premiums	549,052	443,028	106,024	23.9	1,530,247	1,220,375	309,872	25.4
Information and other	159,344	158,803	541	0.3	482,197	481,503	694	0.1
Investment income	22,234	19,514	2,720	13.9	62,818	49,117	13,701	27.9
Net realized investment (losses) gains	(5,510)	19,821	(25,331)	(127.8)	5,582	29,142	(23,560)	(80.8)
Net other-than-temporary impairment losses recognized in earnings	—	—	—	—	—	(3,564)	3,564	100.0
	1,212,920	1,100,315	112,605	10.2	3,480,546	3,003,507	477,039	15.9
Expenses
Personnel costs	350,921	317,197	33,724	10.6	1,007,810	894,122	113,688	12.7
Premiums retained by agents	440,453	355,191	85,262	24.0	1,224,020	978,703	245,317	25.1
Other operating expenses	204,731	197,030	7,701	3.9	609,575	558,541	51,034	9.1
Provision for policy losses and other claims	60,480	59,718	762	1.3	287,374	166,717	120,657	72.4
Depreciation and amortization	16,495	16,538	(43)	(0.3)	49,238	49,539	(301)	(0.6)
Premium taxes	14,157	12,063	2,094	17.4	38,329	32,718	5,611	17.1
Interest	711	671	40	6.0	1,920	1,993	(73)	(3.7)
	1,087,948	958,408	129,540	13.5	3,218,266	2,682,333	535,933	20.0
Income before income taxes	$124,972	$141,907	$(16,935)	(11.9)%	$262,280	$321,174	$(58,894)	(18.3)%
Margins	10.3%	12.9%	(2.6)%	(20.2)%	7.5%	10.7%	(3.2)%	(29.9)%

Direct premiums and escrow fees were $487.8 million and $1.4 billion for the three and nine months ended September 30, 2013, respectively, increases of $28.7 million, or 6.2%, and $172.8 million, or 14.1%, when compared with the respective periods of the prior year. These increases were primarily due to increases in average revenues per order closed, partially offset by a decrease in the number of title orders closed by the Company’s direct operations during the third quarter of 2013 when compared to the third quarter of 2012.  The average revenues per order closed were $1,784 and $1,580 for the three and nine months ended September 30, 2013, respectively, increases of 18.8% and 10.3% when compared with $1,502 and $1,433 for the respective periods of the prior year. The increases in average revenues per order closed were primarily attributable to an increase in the mix of direct revenues generated from higher premium residential resale and commercial transactions, higher real estate values and a greater number of large commercial deals that closed in the three and nine months ended September 30, 2013 when compared with the respective periods of the prior year.  The Company’s direct title operations closed 273,400 and 886,100 title orders during the three and nine months ended September 30, 2013, respectively, a decrease of 10.5% and an increase of 3.5% when compared with title orders closed during the same periods of the prior year, which was generally consistent with residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums were $549.1 million and $1.5 billion for the three and nine months ended September 30, 2013, respectively, increases of $106.0 million, or 23.9%, and $309.9 million, or 25.4%, when compared with the respective periods of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, third quarter agent premiums typically reflect second quarter mortgage origination activity. The increase in agent premiums quarter over quarter was consistent with the 20.7% increase in the Company’s direct premiums and escrow fees in the second quarter of 2013 as compared with the second quarter of 2012. The Company continuously analyzes the terms and profitability of its title agency relationships and, where it deems it necessary, amends agent agreements to the extent possible.

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

Information and other revenues were $159.3 million and $482.2 million for the three and nine months ended September 30, 2013, respectively, increases of $0.5 million and $0.7 million, or essentially flat, when compared with the respective periods of the prior year. The increases for the three and nine months ended September 30, 2013 were primarily attributable to higher demand for the Company’s default and commercial title information products as a result of the increase in domestic loss mitigation and commercial mortgage origination activities.  For the three months ended September 30, 2013, the increase was largely offset by lower demand for title plant information products as a result of the decline in refinance title orders during the quarter.  For the nine months ended September 30, 2013, the increase was partially offset by lower demand for title related services in Canada due to a decline in mortgage transactions resulting primarily from lower refinance transactions.

Investment income totaled $22.2 million and $62.8 million for the three and nine months ended September 30, 2013, respectively, increases of $2.7 million, or 13.9%, and $13.7 million, or 27.9%, when compared with the respective periods of the prior year. These increases were primarily due to increased interest and dividend income from investments and $5.9 million of impairments on certain non-marketable investments recorded in the second quarter of 2012 with no impairment recorded in 2013.

Net realized investment gains (losses) totaled losses of $5.5 million and gains of $5.6 million for the three and nine months ended September 30, 2013, respectively, and gains of $19.8 million and $29.1 million for the three and nine months ended September 30, 2012, respectively.  These totals primarily reflected the net realized gains and losses from the sales of investment securities.  The 2012 net realized investment gains included $15.0 million in gains resulting from the sale of CoreLogic common stock during the three months ended September 30, 2012.

The title insurance and services segment recognized no other-than-temporary impairment losses for the three and nine months ended September 30, 2013.  No other-than-temporary impairment losses were recognized for the three months ended September 30, 2012, and $3.6 million of other-than-temporary impairment losses were recognized for the nine months ended September 30, 2012 related to the Company’s non-agency mortgage-backed securities portfolio.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $350.9 million and $1.0 billion for the three and nine months ended September 30, 2013, respectively, increases of $33.7 million, or 10.6%, and $113.7 million, or 12.7%, when compared with the respective periods of the prior year. The increases were primarily due to higher staffing levels and higher incentive compensation driven by increased revenues when compared to the respective periods of the prior year. The three months ended September 30, 2013 also included severance expense of $7.8 million compared to $2.6 million for the three months ended September 30, 2012.

Agents retained $440.5 million and $1.2 billion of title premiums generated by agency operations for the three and nine months ended September 30, 2013, respectively, which compares with $355.2 million and $978.7 million for the respective periods of the prior year. The percentage of title premiums retained by agents was 80.2% and 80.0% for the three and nine months ended September 30, 2013, respectively, and 80.2% for the respective periods of the prior year.

Other operating expenses for the title insurance and services segment were $204.7 million and $609.6 million for the three and nine months ended September 30, 2013, respectively, increases of $7.7 million, or 3.9%, and $51.0 million, or 9.1%, when compared with the same periods of the prior year. The increases were primarily due to higher production related expenses.  The increase for the nine months ended September 30, 2013, was also impacted, to a lesser extent, by increased costs related to software and professional services.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 5.8% and 9.8% for the three and nine months ended September 30, 2013, respectively, compared to 6.6% and 6.8% in the respective periods of the prior year.

The current quarter rate of 5.8% reflected the ultimate loss rate for the current policy year with no reserve adjustment for prior policy years.  The rate for the nine months ended September 30, 2013 of 9.8% included an $89.0 million net increase in the loss reserve estimates for prior policy years recorded during the second quarter of 2013.  The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during the second quarter of 2013, primarily from domestic lenders policies and, to a lesser extent, the Company’s guaranteed valuation product offered in Canada.  The reserve strengthening associated with domestic lenders policies was $58.7 million and was primarily attributable to policy years 2004 through 2008.  During the second quarter of 2013, claims on domestic lenders policies significantly exceeded the Company’s expectations and management expected this level of elevated claims experience to continue through the remainder of 2013 and for a period thereafter.  The reserve strengthening associated with the guaranteed valuation product offered in Canada was $12.9 million and was primarily attributable to claims frequency exceeding the Company’s expectations during the second quarter of 2013. Given management’s revised outlook at the time, a reserve strengthening was recorded during the second quarter of 2013 to reflect increases to ultimate losses for prior policy years.

The third quarter of 2012 rate of 6.6% reflected an ultimate loss rate of 5.6% for the 2012 policy year and a net increase in the loss reserve estimates for prior policy years. The three and nine months ended September 30, 2012 included approximately $8.0 million and $12.6 million, respectively, of net unfavorable development related to the Company’s guaranteed valuation product offered in Canada.

Premium taxes were $14.2 million and $38.3 million for the three and nine months ended September 30, 2013, respectively, compared to $12.1 million and $32.7 million for the respective periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% and 1.3% for the three and nine months ended September 30, 2013, respectively, and 1.3% for the three and nine months ended September 30, 2012.

In general, the title insurance business is a lower profit margin business when compared to the Company’s specialty insurance segment. The lower profit margins reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margins for the three and nine months ended September 30, 2013 were 10.3% and 7.5% compared with 12.9% and 10.7% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenues
Direct premiums	$85,316	$76,697	$8,619	11.2%	$244,470	$219,986	$24,484	11.1%
Information and other	437	303	134	44.2	1,251	1,196	55	4.6
Investment income	1,829	2,368	(539)	(22.8)	5,295	7,065	(1,770)	(25.1)
Net realized investment (losses) gains	(1,456)	2,063	(3,519)	(170.6)	644	6,971	(6,327)	(90.8)
	86,126	81,431	4,695	5.8	251,660	235,218	16,442	7.0
Expenses
Personnel costs	14,547	14,298	249	1.7	43,783	41,678	2,105	5.1
Other operating expenses	10,228	9,950	278	2.8	30,306	30,586	(280)	(0.9)
Provision for policy losses and other claims	54,472	46,491	7,981	17.2	142,370	121,559	20,811	17.1
Depreciation and amortization	1,239	1,179	60	5.1	3,627	3,351	276	8.2
Premium taxes	1,614	1,407	207	14.7	4,354	3,828	526	13.7
	82,100	73,325	8,775	12.0	224,440	201,002	23,438	11.7
Income before income taxes	$4,026	$8,106	$(4,080)	(50.3)%	$27,220	$34,216	$(6,996)	(20.4)%
Margins	4.7%	10.0%	(5.3)%	(53.0)%	10.8%	14.5%	(3.7)%	(25.5)%

Direct premiums were $85.3 million and $244.5 million for the three and nine months ended September 30, 2013, respectively, increases of $8.6 million, or 11.2%, and $24.5 million, or 11.1%, when compared with the respective periods of the prior year. These increases were primarily due to an increase in the number of home warranty residential service contracts issued and, to a lesser extent, an increase in property and casualty policies issued. The growth in home warranty residential service contracts issued was primarily associated with renewals and residential purchase transactions.

Net realized investment gains (losses) totaled losses of $1.5 million and gains of $0.6 million for the three and nine months ended September 30, 2013, respectively, and gains of $2.1 million and $7.0 million for the three and nine months ended September 30, 2012, respectively. These totals primarily reflected the net realized gains and losses from the sales of investment securities.

Personnel costs and other operating expenses were $24.8 million and $74.1 million for the three and nine months ended September 30, 2013, respectively, increases of $0.5 million, or 2.2%, and $1.8 million, or 2.5%, when compared with the respective periods of the prior year. The increases were primarily related to increased salary expense, temporary labor costs and commissions paid to agents and brokers associated with increased volume in the home warranty and property and casualty businesses.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 65.7% and 59.6% for the three and nine months ended September 30, 2013, respectively, compared with 63.6% and 57.4% for the respective periods of the prior year.  The increase in the claims rate for the three months ended September 30, 2013 was primarily attributable to higher claims severity.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 60.2% and 55.6% for the three and nine months ended September 30, 2013, respectively, compared with 55.0% and 51.5% for the respective periods of the prior year. The increase in the claims rate for the three months ended September 30, 2013 was primarily attributable to increased severity associated with dwelling fire claims and claims losses associated with wildfire and hailstorm events.

Premium taxes were $1.6 million and $4.4 million for the three and nine months ended September 30, 2013, respectively, compared with $1.4 million and $3.8 million for the respective periods of the prior year. Premium taxes as a percentage of specialty insurance segment premiums were 1.9% and 1.8% for the three and nine months ended September 30, 2013, respectively, compared with 1.8% and 1.7% for the respective periods of the prior year.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pre-tax margins for the three and nine months ended September 30, 2013 were 4.7% and 10.8%, respectively, down from 10.0% and 14.5% for the respective periods of the prior year.

Corporate

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2013	2012	$ Change	% Change	2013	2012	$ Change	% Change
Revenues
Investment income	$2,674	$2,104	$570	27.1%	$5,656	$3,504	$2,152	61.4%
Net realized investment gains	—	25,772	(25,772)	(100.0)	586	25,772	(25,186)	(97.7)
	2,674	27,876	(25,202)	(90.4)	6,242	29,276	(23,034)	(78.7)
Expenses
Personnel costs	12,404	12,645	(241)	(1.9)	35,546	35,662	(116)	(0.3)
Other operating expenses	7,348	6,134	1,214	19.8	20,574	18,790	1,784	9.5
Depreciation and amortization	820	712	108	15.2	2,276	2,054	222	10.8
Interest	4,055	2,131	1,924	90.3	11,485	8,053	3,432	42.6
	24,627	21,622	3,005	13.9	69,881	64,559	5,322	8.2
(Loss) income before income taxes	$(21,953)	$6,254	$(28,207)	(451.0)%	$(63,639)	$(35,283)	$(28,356)	(80.4)%

Investment income totaled $2.7 million and $5.7 million for the three and nine months ended September 30, 2013, respectively, compared with $2.1 million and $3.5 million for the respective periods of the prior year. The increase in investment income for the three months ended September 30, 2013 was primarily attributable to higher earnings on investments associated with the Company’s deferred compensation plan.   The increase in investment income for the nine months ended September 30, 2013 was primarily attributable to the impairment of a non-marketable investment recorded in the first quarter of 2012 with no impairment recorded in 2013 and higher earnings on investments associated with the Company’s deferred compensation plan.

The Corporate segment recognized no net realized investment gains for the three months ended September 30, 2013 and $0.6 million for the nine months ended September 30, 2013. Net realized investment gains totaled $25.8 million for the three and nine months ended September 30, 2012 and were attributable to the sale of CoreLogic common stock during the three months ended September 30, 2012.

Corporate personnel costs and other operating expenses were $19.8 million and $56.1 million for the three and nine months ended September 30, 2013, respectively, compared with $18.8 million and $54.5 million for the respective periods of the prior year. The increases for the three and nine months ended September 30, 2013 when compared to the respective periods of the prior year were primarily due to higher limited liability company (LLC) fees paid to state taxing authorities and higher commitment fees associated with the unused portion of the Company’s line of credit.

Interest expense totaled $4.1 million and $11.5 million for the three and nine months ended September 30, 2013, respectively, increases of $1.9 million and $3.4 million when compared with the same periods of the prior year. The increases for the three and nine months ended September 30, 2013 when compared to the respective periods of the prior year were primarily attributable to the Company’s issuance of $250.0 million of debt in January 2013.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the condensed consolidated financial statements. The Company’s inter-segment eliminations were not material for the three and nine months ended September 30, 2013 and 2012.

INCOME TAXES

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 40.1% for the three and nine months ended September 30, 2013, compared with 33.3% and 34.8% for the respective periods of the prior year. The differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits, and changes in the liability related to tax positions reported on the Company’s tax returns. The effective tax rate for 2012 included the release of valuation allowances recorded against capital losses.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and nine months ended September 30, 2013 was $64.1 million and $135.3 million, respectively, compared with $103.9 million and $208.5 million for the respective periods of the prior year. Net income attributable to the Company for the three and nine months ended September 30, 2013 and 2012 was $63.9 million, or $0.59 per diluted share, and $134.7 million, or $1.23 per diluted share, respectively, compared with $103.5 million, or $0.95 per diluted share, and $207.8 million, or $1.92 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities amounted to $245.8 million and $251.5 million for the nine months ended September 30, 2013 and 2012, respectively, after claim payments, net of recoveries, of $348.1 million and $338.9 million, respectively. The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2013 were purchases of debt and equity securities, repayment of debt, purchase of Company shares, capital expenditures, and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2013 were proceeds from the sales and maturities of debt and equity securities, increases in the deposit balances at the Company’s banking operations, and proceeds from the issuance of debt. The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2012 were purchases of debt and equity securities, repayment of debt, capital expenditures, business acquisitions, and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2012 were proceeds from the sales and maturities of debt and equity securities, proceeds from the issuance of debt, and increases in the deposit balances at the Company’s banking operations. The net effect of all activities on total cash and cash equivalents was an increase of $206.6 million and $327.1 million for the nine months ended September 30, 2013 and 2012, respectively.

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

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock, of which $82.9 million remained as of September 30, 2013. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the three and nine months ended September 30, 2013, the Company repurchased and retired 2.2 million and 3.0 million shares of its common stock for a total purchase price of $47.1 million and $64.6 million, respectively, and as of September 30, 2013, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.1 million.

Holding Company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other potential factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of September 30, 2013, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries in 2013, without prior approval from applicable regulators, was $319.2 million. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of September 30, 2013, the holding company’s sources of liquidity included $245.6 million of cash and cash equivalents and $600.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing. The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent, and a syndicate of lenders. The credit agreement is comprised of a $600.0 million revolving credit facility, which will terminate on April 17, 2016, unless terminated earlier. Proceeds under the credit agreement may be used for general corporate purposes. At September 30, 2013, the Company had no outstanding borrowings under the facility and was in compliance with the financial covenants under the credit agreement.

On January 29, 2013, the Company issued $250.0 million of 4.30% 10-year senior unsecured notes due in 2023. The notes were priced at 99.638% to yield 4.345%. Interest is due semi-annually on February 1 and August 1, beginning August 1, 2013. The Company used a portion of the net proceeds from the sale to repay all borrowings outstanding under its credit facility, increasing the available capacity thereunder to the full $600.0 million size of the facility.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During the three and nine months ended September 30, 2013, the Company financed securities for funds totaling $6.0 million and $31.4 million, respectively, under these agreements. As of September 30, 2013, no amounts remained outstanding under these agreements.

Notes and contracts payable as a percentage of total capitalization was 11.9% and 8.9% at September 30, 2013 and December 31, 2012, respectively. The increase primarily reflects the Company’s issuance of the senior unsecured notes during the first quarter of 2013.

Investment Portfolio. The Company’s investment portfolio is primarily held at its insurance and banking subsidiaries. The Company maintains a high quality, liquid investment portfolio. As of September 30, 2013, the Company’s debt and equity investment securities portfolio consisted of approximately 92% of fixed income securities. As of that date, approximately 68% of the Company’s fixed income investments were held in securities that are United States government-backed or rated AAA, and approximately 99% of the fixed income portfolio was rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on Standard & Poor’s Rating Services (“S&P”) and Moody’s Investor Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

The Company’s fixed income securities experienced a significant decrease in value during the nine months ended September 30, 2013, primarily due to an increase in long term rates during the second quarter of 2013.

The table below outlines the composition of the investment portfolio in an unrealized loss position by credit rating (percentages are based on the amortized cost basis of the investments) as of September 30, 2013. Credit ratings are based on S&P and Moody’s published ratings and are exclusive of insurance effects. If a security was rated differently by both rating agencies, the lower of the two ratings was selected:

September 30, 2013	A-Ratings or Higher	BBB+ to BBB- Ratings	Non-Investment Grade/Not Rated
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	100.0%	0.0%	0.0%
Foreign bonds	99.8%	0.2%	0.0%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed securities	0.0%	0.0%	100.0%
Corporate debt securities	58.6%	41.4%	0.0%
Preferred stock	21.2%	78.8%	0.0%
	94.0%	4.6%	1.4%

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements. The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $5.0 billion and $4.2 billion at September 30, 2013 and December 31, 2012, respectively, of which $1.6 billion and $1.2 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are included in the accompanying condensed consolidated balance sheets in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $2.9 billion and $2.8 billion at September 30, 2013 and December 31, 2012, respectively, and were held or managed by First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $1.1 billion and $1.4 billion at September 30, 2013 and December 31, 2012, respectively. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

At September 30, 2013 and December 31, 2012, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $16.6 million and $23.2 million, respectively. The guarantee arrangements relate to promissory notes and other contracts, and contingently require the Company to make payments to the guaranteed party based on the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential amount of future payments under these guarantees totaled $16.6 million at September 30, 2013 and $23.2 million at December 31, 2012, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its condensed consolidated balance sheets related to these guarantees at September 30, 2013 and December 31, 2012.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of September 30, 2013, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	engaged in the unauthorized practice of law, including

•	Gale v. First American Title Insurance Company, et al., filed on October 16, 2006 and pending in the United States District Court of Connecticut.

The class originally certified in Gale was subsequently decertified. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

•

overcharged or improperly charged fees for products and services provided in connection with the closing of real estate transactions, denied home warranty claims, recorded telephone calls, and gave items of value to developers, builders and others as inducements to refer business in violation of certain other laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including

•	Carrera v. First American Home Buyers Protection Corporation, filed on September 23, 2009 and pending in the United States District Court for the Southern District of California,

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,

•	Coleman v. First American Home Buyers Protection Corporation, et al., filed on August 24, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Diaz v. First American Home Buyers Protection Corporation, filed on March 10, 2009 and pending in the United States District Court for the Southern District of California,

•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,

•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Kirk v. First American Financial Corporation, filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Muehling v. First American Title Company, filed on December 11, 2012 and pending in the Superior Court of the State of California, County of Alameda,

•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Smith v. First American Title Insurance Company, filed on November 23, 2011 and pending in the United States District Court for the Western District of Washington,

•	Tavenner v. Talon Group, filed on August 18, 2009 and pending in the United States District Court for the Western District of Washington,

•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and

•	Winslow v. Mid Valley Title and Escrow Company, et al, filed on August 1, 2013 and pending in the Superior Court of the State of California, County of Los Angeles.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of September 30, 2013 are $891.4 million. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

11. A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory capital and surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A3” by Moody’s Investor Services, Inc., “A” by Fitch Ratings Ltd., “BBB+” by Standard & Poor’s Ratings Services and “A-” by A.M. Best Company, Inc. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The Company’s principal title insurance underwriter maintained $956.4 million of total statutory capital and surplus as of December 31, 2012. Accordingly, if the ratings or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

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

13. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend upon, among other factors, the future performance of assets held in trust for the plan and interest rates. The pension plan was underfunded as of September 30, 2013 by $106.0 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings, expenses and interest rates require adjustment. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

14. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 75 to 85 percent of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $106.2 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

19. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of September 30, 2013, under such regulations, the maximum amount of dividends, loans and advances available in 2013 from these insurance subsidiaries, without prior approval from applicable regulators, was $319.2 million.

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

Unregistered Sales of Equity Securities

 During the quarter ended September 30, 2013, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by the Company of the Company’s common stock which settled during each period set forth in the table. Prices in column (b) include commissions. Purchases described in column (c) were made pursuant to the share repurchase program initially announced by the Company on March 16, 2011. Under this plan, which has no expiration date, the Company may repurchase up to $150.0 million of the Company’s issued and outstanding common stock. Cumulatively, as of September 30, 2013, the Company had repurchased and retired $67.1 million (including commissions) of its shares and had the authority to repurchase an additional $82.9 million (including commissions) under the plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2013	846,970	$22.05	846,970	$111,336,910
August 1 to August 31, 2013	665,746	$22.00	665,746	$96,687,446
September 1 to September 30, 2013	637,800	$21.63	637,800	$82,892,009
Total	2,150,516	$21.91	2,150,516	$82,892,009

Item 6.	Exhibits.

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
Mark E. Seaton
Chief Financial Officer (Principal Financial Officer)

Date: October 24, 2013

EXHIBIT INDEX

Exhibit No.	Description	Location

10.1	Third Amended and Restated Secured Promissory Note of First American Financial Corporation to First American Title Insurance Company in the amount of $60,000,000.00, dated as of September 30, 2013.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.