Form 10-K
period 2013-12-31
First American Financial Corp
filed 2014-02-25
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was $2,335,324,033.

On February 18, 2014, there were 106,143,775 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2014 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE COMPANY’S PURSUIT OF GROWTH OPPORTUNITIES IN ITS CORE BUSINESS AND THE BUILDING OF ITS RELATED BUSINESSES, INCLUDING THROUGH ACQUISITIONS;
•	THE MAKING OF INVESTMENTS DESIGNED TO IMPROVE THE CUSTOMER EXPERIENCE;
•	THE EFFECT OF A DECREASE IN PRODUCTS OR SERVICES PURCHASED BY OR FOR THE BENEFIT OF THE COMPANY’S MOST SIGNIFICANT CUSTOMERS;
•	FUTURE ACTIONS TO BE TAKEN IN CONNECTION WITH THE COMPANY’S REVIEW OF ITS AGENCY RELATIONSHIPS;
•	THE COMPANY’S CONTINUED PRACTICE OF ASSUMING AND CEDING LARGE TITLE INSURANCE RISKS THROUGH REINSURANCE;
•	CONTINUED PRICE AND AGENCY SPLIT ADJUSTMENTS;
•	THE ADEQUACY OF THE ALLOWANCE AGAINST PROBABLE LOAN LOSSES;
•	THE LIKELIHOOD OF CHANGES IN EXPECTED ULTIMATE LOSSES AND CORRESPONDING LOSS RATES AND RELATED ASSUMPTIONS;
•	THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;
•	FUTURE PAYMENT OF DIVIDENDS;
•	THE HOLDING OF AND EXPECTED CASH FLOW FROM DEBT SECURITIES AND ASSUMPTIONS RELATING THERETO;
•	POTENTIAL FUTURE IMPAIRMENT CHARGES AND RELATED ASSUMPTIONS;
•	THE EFFECT OF PENDING ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;
•

THE EFFECTS OF FUTURE ACTIONS OR INACTION OF THE UNITED STATES GOVERNMENT OR RELATED AGENCIES, INCLUDING THOSE RELATED TO THE UNITED STATES DEBT CEILING, A SHUTDOWN OF THE FEDERAL GOVERNMENT, OR MONETARY POLICY;

•	EXPENSE MANAGEMENT EFFORTS;
•	THE COMPANY’S CONTINUED MONITORING OF ORDER VOLUMES AND RELATED STAFFING LEVELS, AND ADJUSTMENTS TO STAFFING LEVELS AS NECESSARY;
•	EXPECTED FORECLOSURES AND FORECLOSURE PROCESSING ACTIVITY;
•	ULTIMATE LOSS EMERGENCE AND CLAIMS RESERVES FOR THE GUARANTEED VALUATION PRODUCT OFFERED IN CANADA;
•	UNCERTAINTY AND VOLATILITY IN THE CURRENT ECONOMIC ENVIRONMENT AND ITS EFFECT ON TITLE CLAIMS;
•	THE VARIANCE BETWEEN ACTUAL CLAIMS EXPERIENCE AND PROJECTIONS AND FUTURE RESERVE ADJUSTMENTS BASED ON UPDATED ESTIMATES OF FUTURE CLAIMS;
•	IMPROVEMENT OF SPECIALTY INSURANCE PROFIT MARGINS AS REVENUES INCREASE;
•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS;
•

THE PLANNED ACQUISITION OF A COMPANY THAT PROVIDES LOAN QUALITY ANALYTICS, DECISION SUPPORT TOOLS AND LOAN REVIEW SERVICES FOR THE MORTGAGE INDUSTRY AND ITS ANTICIPATED CLOSING AND FINANCING THROUGH THE COMPANY’S CREDIT FACILITY;

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

•	NET ACTUARIAL LOSS AND PRIOR SERVICE CREDIT RELATING TO PENSION PLANS;
•	EXPECTED BENEFIT AND PENSION PLAN CONTRIBUTIONS, PAYMENTS AND INVESTMENT STRATEGY AND ASSET AND LIABILITY ASSUMPTIONS; AND
•	COMPENSATION COST RECOGNITION ASSOCIATED WITH UNVESTED RESTRICTED STOCK UNITS AND STOCK OPTIONS,

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	CHANGES IN APPLICABLE GOVERNMENT REGULATIONS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	REGULATION OF TITLE INSURANCE RATES;
•	REFORM OF GOVERNMENT-SPONSORED MORTGAGE ENTERPRISES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;
•	EXPENSES OF AND FUNDING OBLIGATIONS TO THE PENSION PLAN;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;

•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MITIGATION EFFORTS;
•	SYSTEMS INTERRUPTIONS AND INTRUSIONS, WIRE TRANSFER ERRORS OR UNAUTHORIZED DATA DISCLOSURES;
•	INABILITY TO REALIZE THE BENEFITS OF THE COMPANY’S OFFSHORE STRATEGY;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS;
•	CHALLENGES AND ADVERSE EFFECTS ARISING FROM ACQUISITIONS; AND
•	OTHER FACTORS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K.

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

The Company has its executive offices at 1 First American Way, Santa Ana, California 92707-5913. The Company’s telephone number is (714) 250-3000.

General

The Company, through its subsidiaries, is engaged in the business of providing financial services through its title insurance and services segment and its specialty insurance segment. The title insurance and services segment provides title insurance, closing and/or escrow services and similar or related services domestically and internationally in connection with residential and commercial real estate transactions. It also provides products, services and solutions involving the use of real property related data, including data derived from its proprietary database, designed to mitigate risk or otherwise facilitate real estate transactions. It maintains, manages and provides access to title plant records and images and, in addition, provides banking, trust and investment advisory services. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. In addition, our corporate function consists of certain financing facilities as well as the corporate services that support our business operations. Financial information regarding these business segments and the corporate function is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

The substantial majority of our business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal. In the current market environment, we are focused on growing our core business and building our related businesses to enhance the breadth of our offerings to our existing customers.  We also remain focused on operating efficiency and continued improvement of our customers’ experiences with our products, services and solutions.

Title Insurance and Services Segment

Our title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions involving the use of real property related data designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant records and images; and provides banking, trust and investment advisory services. In 2013, 2012, and 2011 the Company derived 92.9%, 92.5% and 92.7% of its consolidated revenues, respectively, from this segment.

Overview of Title Insurance Industry

In most instances mortgage lenders and purchasers of real estate desire to be protected from loss or damage in the event of defects in the title they acquire. Title insurance is a means of providing such protection.

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

The beneficiaries of title insurance policies usually are real estate buyers and mortgage lenders. A title insurance policy indemnifies the named insured and certain successors in interest against title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions. The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price of the property. In some cases the policy might provide insurance in a greater amount where the buyer anticipates constructing improvements on the property. The potential for claims under a title insurance policy issued to a mortgage lender generally ceases upon repayment of the mortgage loan. The potential for claims under a title insurance policy issued to a buyer generally ceases upon the sale or transfer of the insured property.

Before issuing title policies, title insurers typically seek to limit their risk of loss by accurately performing title searches and examinations. The major expenses of a title company typically relate to such searches and examinations, the preparation of preliminary reports or commitments and the maintenance of title plants, as well as related sales and administrative expenses, and not from claim losses as in the case of property and casualty insurers.

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

Issuing the Policy: Direct vs. Agency.    A title insurance policy can be issued directly by a title insurer or indirectly on behalf of a title insurer through agents, which usually operate independently of the title insurer and often issue policies for more than one insurer. Where the policy is issued by a title insurer, the search is performed by or on behalf of the title insurer, and the premium is collected and retained by the title insurer. Where the policy is issued by an agent, the agent typically performs the search, examines the title, collects the premium and retains a portion of the premium. The agent remits the remainder of the premium to the title insurer as compensation for the insurer bearing the risk of loss in the event a claim is made under the policy and for other services the insurer may provide. The percentage of the premium retained by an agent varies from region to region. A title insurer is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issues its policy directly or indirectly through an agent. In addition, as part of the policy, a title insurer may issue a closing protection letter that protects a lender from certain misuse of funds by the title insurer’s agent. When a loss to the title insurer occurs under a policy issued through an agent or a closing protection letter, under certain circumstances the title insurer may seek recovery of all or a portion of the loss from the agent or the agent’s insurance carrier.

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

Customers, Sales and Marketing.    We believe that two institutions, Wells Fargo & Company and JPMorgan Chase & Co., together with their affiliates, originate or are involved in over 30% of the mortgages in the United States. Each of these institutions purchases title insurance policies and other products and services from us. These institutions also benefit from products and services which are purchased for their benefit by others, such as title insurance policies purchased by borrowers as a condition to the making of a loan. The refusal of one or more of these or other significant lending institutions to purchase products and services from us or to accept our products and services that are to be purchased for their benefit could have a material adverse effect on the title insurance and services segment.

We distribute our title insurance policies and related products and services through our direct and agent channels. In our direct channel, the distribution of our policies and related products and services occurs through sales representatives located at numerous offices throughout the United States where real estate transactions are handled. Title insurance policies issued and other products and services delivered through this channel are primarily delivered in connection with sales and refinances of residential and commercial real property.

Within the direct channel, our sales and marketing efforts are focused on the primary sources of business referrals. For residential business referred by local or decentralized customers, we market to real estate agents and brokers, mortgage brokers, real estate attorneys, mortgage originators, homebuilders and escrow service providers. For refinance and default related business referred by customers with centrally managed platforms, we market to mortgage originators, servicers, and governmental sponsored enterprises. For the commercial business we market primarily to investors, including real estate investment trusts, insurance companies and asset managers, as well as to law firms, commercial banks, investment banks, mortgage brokers and the owners of commercial real estate. We also market directly to national homebuilders focused on newly constructed residential property. In some instances we may supplement the efforts of our sales force with general marketing. Our marketing efforts emphasize the quality and timeliness of our services, our financial strength, process innovation and our national presence.

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

International Operations.   We provide products and services in numerous countries outside of the United States, and our international operations accounted for approximately 7.0% of our title insurance and services segment revenues in 2013. Today we have direct operations and a physical presence in several countries, including Canada, the United Kingdom and Australia. Additionally, through local companies we have provided products and services in many other countries. While reliable data are not available, we believe that we have the largest market share for title insurance outside of the United States. The Company’s revenues from external customers and long-lived assets are broken down between domestic and foreign operations in Note 22 Segment Financial Information to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

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

Title Plants.  Our collection of title plants constitutes one of our principal assets. A title search is typically conducted by searching the abstracted information from public records or utilizing a title plant holding information abstracted from public records. While public title records generally are indexed by reference to the names of the parties to a given recorded document, our title plants primarily arrange their records on a geographic basis. Because of this difference, title plant records generally may be searched more efficiently, which we believe reduces the risk of errors associated with the search. Many of our title plants also index prior policies, adding to searching efficiency. Certain locations utilize jointly owned plants or utilize a plant under a joint user agreement with other title companies. In addition to these ownership interests, we are in the business of maintaining, managing and providing access to title plant records and images that may be owned by us or other parties. We believe that our title plants, whether wholly or partially owned or utilized under a joint user agreement, are among the most comprehensive in the industry.

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

Competition.     The business of providing title insurance and related products and services is highly competitive. The number of competing companies and the size of such companies vary in the different areas in which we conduct business. Generally, in areas of major real estate activity, such as metropolitan and suburban localities, we compete with many other title insurers and agents. Our major nationwide competitors in our principal markets include Fidelity National Financial, Inc., Stewart Title Guaranty Company, Old Republic International Corporation and their affiliates. In addition to these national competitors, small nationwide, regional and local competitors, as well as numerous agency operations throughout the country, provide aggressive competition on the local level. We are currently the second largest provider of title insurance in the United States, based on the most recent American Land Title Association market share data.

We believe that competition for title insurance, closing services and related products and services is based primarily on the quality, price and timeliness of the preparation and issuance of the insurance policy and the provision of the related products and services. Customer service is an important competitive factor because parties to real estate transactions are usually concerned with time schedules and costs associated with delays in closing transactions. In certain transactions, such as those involving commercial properties, financial strength is also important. As part of our on-going strategy, we regularly evaluate our pricing and agent splits, and based on competitive, market and regulatory conditions and claims history, among other factors, adjust our prices and agent splits as and where appropriate.

Trust and Investment Advisory Services.   Our federal savings bank subsidiary offers trust and investment advisory services, deposit services and asset management services.  As of December 31, 2013 this company administered fiduciary and custodial assets having a market value in excess of $3.0 billion which includes managed assets of $1.4 billion, had assets of $1.8 billion, deposits of $1.7 billion and stockholder’s equity of $135.0 million.

Lending and Deposit Products.  During the third quarter of 2011, we began the multi-year process of winding-down the operations of our industrial bank, First Security Business Bank. Prior to initiating the wind-down, our industrial bank subsidiary accepted deposits and used these deposits to purchase or originate loans secured by commercial properties primarily in Southern California. Currently, the industrial bank continues to accept and service deposits and to service its existing loan portfolio, but is generally no longer originating or purchasing new loans. As of December 31, 2013, the industrial bank had approximately $48.6 million of deposits and $73.8 million of loans outstanding.

The average loan balance outstanding at December 31, 2013 was $490 thousand. The industrial bank has made loans only on a secured basis, at loan-to-value percentages generally less than 70%. The majority of the industrial bank’s loans were made on a fixed-to-floating rate basis. The average yield on the industrial bank’s loan portfolio for the year ended December 31, 2013 was 6.04%. A number of factors are included in the determination of average yield, principal among which are loan fees and closing points amortized to income, prepayment penalties recorded as income, and amortization of discounts on purchased loans. The industrial bank’s average loan to value was approximately 41% at December 31, 2013.

The performance of the industrial bank’s loan portfolio is evaluated on an ongoing basis by management of the industrial bank. The industrial bank generally places a loan on non-accrual status when more than three contractual payments are missed, which usually represent past due payments of between 60 to 90 days or more. The industrial bank’s general policy is to reverse from income previously accrued but unpaid interest. While a loan is classified under non-accrual status and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time. Interest income on non-accrual loans that would have been recognized during the year ended December 31, 2013, if all of such loans had been current in accordance with their original terms, totaled $134 thousand.

The following table sets forth the amount of the industrial bank’s non-performing loans as of the dates indicated.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Nonperforming Assets:
Loans accounted for on a non-accrual basis	$2,058	$2,597	$4,910	$2,441	$603
Total	$2,058	$2,597	$4,910	$2,441	$603

Based on a variety of factors concerning the creditworthiness of its borrowers, the industrial bank determined that it had four non-performing assets as of December 31, 2013.

The industrial bank’s allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged to, and recoveries are credited to, the allowance for loan losses. The provision for loan losses is determined after considering various factors, such as loan loss experience, maturity of the portfolio, size of the portfolio, borrower credit history, the existing allowance for loan losses, current charges and recoveries to the allowance for loan losses, the overall quality of the loan portfolio, and current economic conditions, as determined by management of the industrial bank, regulatory agencies and independent credit review specialists. While many of these factors are essentially a matter of judgment and may not be reduced to a mathematical formula, we believe that, in light of the collateral securing its loan portfolio, the industrial bank’s current allowance for loan losses is an adequate allowance against probable losses incurred as of December 31, 2013.

The following table provides certain information with respect to the industrial bank’s allowance for loan losses as well as charge-off and recovery activity.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except percentages)
Allowance for Loan Losses:
Balance at beginning of year	$3,893	$4,171	$3,271	$2,071	$1,600
Charge-offs:
Real estate—mortgage	(43)	(278)	—	—	—
Other	(21)	—	—	—	—
	(64)	(278)	—	—	—
Recoveries:
Real estate—mortgage	2	—	—	—	—
Other	10	—	—	—	—
	12	—	—	—	—
Net (charge-offs) recoveries	(52)	(278)	—	—	—
Provision for loan losses	(215)	—	900	1,200	471
Balance at end of year	$3,626	$3,893	$4,171	$3,271	$2,071
Ratio of net charge-offs during the year to average loans outstanding during the year	0.07%	0.23%	—%	—%	—%

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

	Year Ended December 31,
	2013		2012		2011		2010		2009
	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans	Allowance	% of Loans
	(in thousands, except percentages)
Loan Categories:
Real estate-mortgage	$3,601	99	$3,854	99	$4,142	99	$3,254	99	$2,062	99
Other	25	1	39	1	29	1	17	1	9	1
	$3,626	100	$3,893	100	$4,171	100	$3,271	100	$2,071	100

Specialty Insurance Segment

Property and Casualty Insurance.  Our property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. We are licensed to issue policies in all 50 states and the District of Columbia and actively issue policies in 46 states. In certain markets we also offer preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. We market our property and casualty insurance business using both direct distribution channels, including cross-selling through our existing closing-service activities, and through a network of independent brokers. Reinsurance is used extensively to limit risk associated with natural disasters such as windstorms, winter storms, wildfires and earthquakes.

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

Regulation

Many of our subsidiaries are subject to extensive regulation by applicable domestic or foreign regulatory agencies. The extent of such regulation varies based on the industry involved, the nature of the business conducted by the subsidiary (for example, licensed title insurers are subject to a heightened level of regulation compared to underwritten title companies or agencies), the subsidiary’s jurisdiction of organization and the jurisdictions in which it operates. In addition, the Company is subject to regulation as both an insurance holding company and a savings and loan holding company.

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

Our foreign insurance subsidiaries are regulated primarily by regulatory authorities in the regions, provinces and/or countries in which they operate and may secondarily be regulated by the domestic regulator of First American Title Insurance Company as a part of the First American insurance holding company system. Each of these regions, provinces and countries has established a regulatory framework with respect to the oversight of compliance with its laws and regulations. Therefore, our foreign insurance subsidiaries are generally subject to regulatory review, examination, investigation and enforcement in a similar manner as our domestic insurance subsidiaries, subject to local variations.

Our underwritten title companies, agencies and property and casualty insurance agencies are also subject to certain regulation by insurance regulatory or banking authorities, including, but not limited to, minimum net worth requirements, licensing requirements, statistical reporting requirements, rate filing requirements and marketing restrictions.

In addition to state-level regulation, our domestic subsidiaries that operate in the insurance business, as well as our home warranty subsidiaries and certain other subsidiaries are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The CFPB has broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers. This authority includes the enforcement of the Real Estate Settlement Procedures Act formerly placed with the Department of Housing and Urban Development. In addition to other activities, the CFPB has proposed and implemented regulations related to, among other things, the simplification of financing documentation and the required delivery of documentation by the lender to consumers in connection with the closing of a real estate transaction.

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

Investment Policies

The Company’s investment portfolio activities such as policy setting, compliance reporting, portfolio reviews, and strategy are overseen by an investment committee made up of certain senior executives. Additionally, the Company’s regulated subsidiaries, including title insurance underwriters, property and casualty insurance companies and banking entities, have established and maintain an investment committee to oversee their own investment portfolios. The Company’s investment policies are designed to comply with regulatory requirements and to align the investment portfolio strategy with strategic objectives. For example, our federal savings bank is required to maintain at least 65% of its asset portfolio in loans or securities that are secured by real estate. Our federal savings bank currently does not make real estate loans, and therefore fulfills this regulatory requirement through investments in mortgage-backed securities. In addition, applicable law imposes certain restrictions upon the types and amounts of investments that may be made by our regulated insurance subsidiaries.

The Company’s investment policies further provide that investments are to be managed to balance earnings, liquidity, regulatory and risk objectives, and that investments should not expose the Company to excessive levels of credit risk, interest risk or liquidity risk.

As of December 31, 2013, our debt and equity investment securities portfolio consists of approximately 90% of fixed income securities. As of that date, approximately 68% of our fixed income investments are held in securities that are United States government-backed or rated AAA, and approximately 99% of the fixed income portfolio is rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on Standard & Poor’s Ratings Services and Moody’s Investor Services, Inc. published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

In addition to our debt and equity investment securities portfolio, we maintain certain money-market and other short-term investments. We also hold strategic equity investments in companies engaged in our businesses or similar or related businesses.

Employees

As of December 31, 2013, the Company employed 17,292 people on either a part-time or full-time basis.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of December 31, 2013 are $892.4 million. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

8. Reform of government-sponsored enterprises could negatively impact the Company

Historically, a substantial proportion of home loans originated in the United States were sold to and, generally, resold in a securitized form by, the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). As a condition to the purchase of a home loan Fannie Mae and Freddie Mac generally required the purchase of title insurance for their benefit and, as applicable, the benefit of the holders of home loans they may have securitized. The federal government currently is considering various alternatives to reform Fannie Mae and Freddie Mac. The role, if any, that these enterprises or other enterprises fulfilling a similar function will play in the mortgage process following the adoption of any reforms is not currently known. The timing of the adoption and, thereafter, the implementation of the reforms is similarly unknown. Due to the significance of the role of these enterprises, the mortgage process itself may substantially change as a result of these reforms and related discussions. It is possible that these entities, as reformed, or the successors to these entities may require changes to the way title insurance is priced or delivered, changes to standard policy terms or other changes which may make the title insurance business less profitable. These reforms may also alter the home loan market, such as by causing higher mortgage interest rates due to decreased governmental support of mortgage-backed securities. These consequences could be materially adverse to the Company and its financial condition.

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

10. Changes in the Company’s relationships with large mortgage lenders or government–sponsored enterprises could adversely affect the Company

A relatively small number of lenders originate a majority of the mortgages in the United States and Canada. Due to the consolidated nature of the industry, the Company derives a significant percentage of its revenues from a relatively small base of lenders, and their borrowers, which enhances the negotiating power of these lenders with respect to the pricing and the terms on which they purchase the Company’s products and other matters. Similarly, government-sponsored enterprises, because of their significant role in the mortgage process, have significant influence over the Company and other service providers. These circumstances could adversely affect the Company’s revenues and profitability. Changes in the Company’s relationship with any of these lenders or government-sponsored enterprises, the loss of all or a portion of the business the Company derives from these parties or any refusal of these parties to accept the Company’s products and services could have a material adverse effect on the Company.

11. A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory capital and surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A3” by Moody’s Investor Services, Inc., “A” by Fitch Ratings Ltd., “BBB+” by Standard & Poor’s Ratings Services and “A-” by A.M. Best Company, Inc. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The Company’s principal title insurance underwriter maintained $996.0 million of total statutory capital and surplus as of December 31, 2013. Accordingly, if the ratings or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

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

13. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend upon, among other factors, the future performance of assets held in trust for the plan and interest rates. The pension plan was underfunded as of December 31, 2013 by $68.6 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings, expenses and interest rates require adjustment. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

14. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 75 to 85% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $105.8 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

16. The Company’s risk mitigation efforts may prove inadequate

The Company assumes risks in the ordinary course of its business, including through the issuance of title insurance policies and the provision of other products and services.  The Company mitigates these risks through a number of different means, including the implementation of underwriting policies and procedures and other mechanisms for assessing risk.  However, underwriting of title insurance policies and other risk-assumption decisions frequently involves a substantial degree of individual judgment.  The Company’s risk mitigation efforts or the reliability of any necessary judgment may prove inadequate, especially in situations where the Company or individuals involved in risk taking decisions are encouraged by customers or others, or because of competitive pressures, to assume risks or to expeditiously make risk determinations.  This circumstance could have an adverse effect on the Company’s results of operations, financial condition and liquidity.

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

19. Acquisitions may have an adverse effect on our business

The Company has in the past acquired, and is expected to acquire in the future, other businesses. When businesses are acquired, the Company may not be able to integrate or manage these businesses in such a manner as to realize the anticipated synergies or otherwise produce returns that justify the investment.  Acquired businesses may subject the Company to increased regulatory or compliance requirements. The Company may not be able to successfully retain employees of acquired businesses or integrate them, and could lose customers, suppliers or other partners as a result of the acquisitions. For these and other reasons, including changes in market conditions, the projections used to value the acquired businesses may prove inaccurate. In addition, the Company might incur unanticipated liabilities from acquisitions. These and other factors related to acquisitions could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. The Company’s management also will continue to be required to dedicate substantial time and effort to the integration of its acquisitions. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

20. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of December 31, 2013, under such regulations, the maximum amount of dividends, loans and advances available in 2014 from these insurance subsidiaries, without prior approval from applicable regulators, was $314.9 million.

21. Certain provisions of the Company’s bylaws and certificate of incorporation may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that the Company’s stockholders might consider favorable

The Company’s bylaws and certificate of incorporation contain provisions that could be considered “anti-takeover” provisions because they make it harder for a third-party to acquire the Company without the consent of the Company’s incumbent board of directors. Under these provisions:

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

While the Company believes that they are appropriate, these provisions, which may only be amended by the affirmative vote of the holders of approximately 67% of the Company’s issued voting shares, could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring or preventing a change of control transaction that might involve a premium price or otherwise be considered favorably by the Company’s stockholders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We maintain our executive offices at MacArthur Place in Santa Ana, California. This office campus consists of five office buildings, a technology center and a two-story parking structure, totaling approximately 490,000 square feet. Three office buildings, totaling approximately 210,000 square feet, and the fixtures thereto and underlying land, are subject to a deed of trust and security agreement securing payment of a promissory note evidencing a loan made in October 2003, to our principal title insurance subsidiary in the original sum of $55.0 million. This loan is payable in monthly installments of principal and interest, is fully amortizing and matures November 1, 2023. The outstanding principal balance of this loan was $34.3 million as of December 31, 2013. The technology center referred to above is maintained by a third party and houses technical infrastructure belonging to a third party, in addition to the physically segregated technical infrastructure belonging to the Company.

One of our subsidiaries in the title insurance and services segment leases an aggregate of approximately 135,000 square feet of office space in three buildings of the International Technology Park in Bangalore, India pursuant to various lease agreements. Most of the space is leased pursuant to agreements that expire in 2014 and the current term of the other leases expire in 2015 and 2016.

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

All of these lawsuits are putative class actions. A court has only granted class certification in Lewis, Raffone and Slapikas. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the consolidated financial statements as a whole.

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

•	engaged in the unauthorized practice of law, including
•	Gale v. First American Title Insurance Company, et al., filed on October 16, 2006 and pending in the United States District Court of Connecticut, and
•	Hamilton v. First American Title Insurance Company, et al., filed on August 25, 2008 and pending in the Superior Court of the State of North Carolina, Wake County.

The class in Hamilton was certified. The class originally certified in Gale was subsequently decertified. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

•	Bushman v. First American Title Insurance Company, et al., filed on November 21, 2013 and pending in the Circuit Court of the State of Michigan, County of Washtenaw,
•	Carrera v. First American Home Buyers Protection Corporation, filed on September 23, 2009 and pending in the United States District Court for the Southern District of California,
•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,
•	Coleman v. First American Home Buyers Protection Corporation, et al., filed on August 24, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Diaz v. First American Home Buyers Protection Corporation, filed on March 10, 2009 and pending in the United States District Court for the Southern District of California,
•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Muehling v. First American Title Company, filed on December 11, 2012 and pending in the Superior Court of the State of California, County of Alameda,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Smith v. First American Title Insurance Company, filed on November 23, 2011 and pending in the United States District Court for the Western District of Washington,
•	Tavenner v. Talon Group, filed on August 18, 2009 and pending in the United States District Court for the Western District of Washington, and
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

All of these lawsuits, except Kirk, Kaufman, and Tavenner, are putative class actions for which a class has not been certified. In Kaufman a class was certified but that certification was subsequently vacated. A trial of the Kirk matter, subject to the outcome of an outstanding evidentiary matter, has concluded and the determination of the court is pending. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the consolidated financial statements as a whole.

While some of the lawsuits described above may be material to the Company’s operating results in any particular period if an unfavorable outcome results, the Company does not believe that any of these lawsuits will have a material adverse effect on the Company’s overall financial condition or liquidity.

The Company also is a party to non-ordinary course lawsuits other than those described above. With respect to these lawsuits, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, is not material to the consolidated financial statements as a whole.

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

The Company and its subsidiaries also are involved in numerous ongoing routine legal and regulatory proceedings related to their operations.  With respect to each of these proceedings, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, is not material to the consolidated financial statements as a whole.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 18, 2014, was 2,786.

High and low stock prices and dividends declared for 2013 and 2012 are set forth in the table below.

	2013		2012
Period	High-low range	Cash dividends	High-low range	Cash dividends
Quarter Ended March 31	$22.78-$25.82	$0.12	$12.45-$16.96	$0.08
Quarter Ended June 30	$20.39-$27.40	$0.12	$15.17-$17.91	$0.08
Quarter Ended September 30	$20.85-$24.71	$0.12	$16.40-$22.49	$0.08
Quarter Ended December 31	$23.60-$28.57	$0.12	$21.35-$24.98	$0.12

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2013, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by the Company on March 16, 2011, which has no expiration date, the Company may repurchase up to $150.0 million of the Company’s issued and outstanding common stock. During the quarter ended December 31, 2013, the Company did not repurchase any shares under this plan. Cumulatively the Company has repurchased $67.1 million (including commissions) of its shares and has the authority to repurchase an additional $82.9 million (including commissions) under the plan.

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

The following graph compares the cumulative total stockholder return on the Company’s common stock with the corresponding cumulative total returns of the Russell 2000 Financial Services Index and a peer group index for the period from June 2, 2010, the first day the Company’s common stock traded in the regular way market on the New York Stock Exchange, through December 31, 2013. The comparison assumes an investment of $100 on June 2, 2010 and reinvestment of dividends. This historical performance is not indicative of future performance.

Comparison of Cumulative Total Return

	First American Financial Corporation (FAF) (1)	Custom Peer Group (1)(2)	Russell 2000 Financial Services Index (1)
June 2, 2010	$100	$100	$100
December 31, 2010	$104	$105	$112
December 31, 2011	$90	$110	$109
December 31, 2012	$174	$129	$132
December 31, 2013	$208	$185	$173

(1)	As calculated by Bloomberg Financial Services, to include reinvestment of dividends.
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

The selected historical consolidated financial data for First American Financial Corporation (the “Company”) as of and for the five-year period ended December 31, 2013, have been derived from the Company’s consolidated and combined financial statements. The selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Item 1—Business,” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

First American Financial Corporation and Subsidiary Companies

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$4,956,077	$4,541,821	$3,820,574	$3,906,612	$4,046,834
Net income	$187,064	$301,728	$78,579	$128,956	$134,277
Net income attributable to noncontrolling interests	$697	$687	$303	$1,127	$11,888
Net income attributable to the Company	$186,367	$301,041	$78,276	$127,829	$122,389
Total assets	$6,520,600	$6,050,847	$5,362,210	$5,821,612	$5,530,281
Notes and contracts payable	$310,285	$229,760	$299,975	$293,817	$119,313
Allocated portion of TFAC debt (Note A)	$—	$—	$—	$—	$140,000
Stockholders’ equity or TFAC’s invested equity (Note B)	$2,453,049	$2,348,065	$2,028,600	$1,980,017	$2,019,800
Return on average stockholders’ equity or TFAC’s invested equity	7.8%	13.8%	3.9%	6.4%	6.3%
Dividends on common shares (Note C)	$51,324	$37,612	$24,784	$18,553	$—
Per share of common stock (Note D)—
Net income attributable to the Company:
Basic	$1.74	$2.83	$0.74	$1.22	$1.18
Diluted	$1.71	$2.77	$0.73	$1.20	$1.18
Stockholders’ equity or TFAC’s invested equity	$23.16	$21.90	$19.24	$18.96	$19.42
Cash dividends declared	$0.48	$0.36	$0.24	$0.18	$—
Number of common shares outstanding (Note E)—
Weighted average during the year:
Basic	106,991	106,307	105,197	104,134	104,006
Diluted	109,102	108,542	106,914	106,177	104,006
End of year	105,900	107,239	105,410	104,457	104,006
Other Operating Data (unaudited):
Title orders opened (Note F)	1,385	1,635	1,249	1,469	1,771
Title orders closed (Note F)	1,103	1,192	913	1,079	1,301
Number of employees (Note G)	17,292	17,312	16,117	16,879	13,963

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

Note E—Number of common shares outstanding for 2010 and 2009 were computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period prior to the Separation.

Note F—Title order volumes are those processed by the direct domestic title operations of the Company and do not include orders processed by agents.

Note G—Number of employees is based on actual employee headcount. The increase in headcount in 2010 was due to certain offshore functions being performed internally by the Company that prior to the Separation were performed by TFAC. This increase in headcount is substantially related to employees located outside of the United States.

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

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect the consolidated operations of the Company. The consolidated financial statements include the accounts of First American Financial Corporation and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method. Investments in which the Company does not exercise significant influence over the investee are accounted for under the cost method.

Reportable Segments

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions involving the use of real property related data designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant records and images; and provides banking, trust and investment advisory services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance and other insurance and guarantee products, as well as related settlement services in foreign countries, including Canada, the United Kingdom, Australia and various other established and emerging markets.

•

The Company's specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. This business is licensed to issue policies in all 50 states and the District of Columbia and actively issues policies in 46 states. In certain markets it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. The home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period. This business currently operates in 39 states and the District of Columbia.

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

Revenues earned by the Company’s trust operations are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

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

The process of assessing the loss provision rate and the resulting IBNR reserve involves evaluation of the results of an in-house actuarial review. The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by in-house claims and operations personnel. Current economic and business trends are also reviewed and used in the reserve analysis. These include real estate and mortgage markets conditions, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience. Results from the analysis include, but are not limited to, a range of IBNR reserve estimates and a single point estimate for IBNR as of the balance sheet date.

For recent policy years at early stages of development (generally the last three years), IBNR is estimated using a combination of expected loss rate and multiplicative loss development factor calculations. For more mature policy years, IBNR generally is estimated using multiplicative loss development factor calculations. The expected loss rate method estimates IBNR by applying an expected loss rate to total title insurance premiums and escrow fees, and adjusting for policy year maturity using estimated loss development patterns. Multiplicative loss development factor calculations estimate IBNR by applying factors derived from loss development patterns to losses realized to date. The expected loss rate and loss development patterns are based on historical experience and the relationship of the history to the applicable policy years.

The Company’s management uses the IBNR point estimate from the in-house actuary’s analysis and other relevant information it may have concerning claims to determine what it considers to be the best estimate of the total amount required for the IBNR reserve.

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 75 to 85% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $105.8 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported and non-title claims, follows:

(in thousands, except percentages)	December 31, 2013		December 31, 2012
Known title claims	$135,478	13.3%	$133,070	13.6%
IBNR	840,104	82.5%	805,430	82.5%
Total title claims	975,582	95.8%	938,500	96.1%
Non-title claims	42,783	4.2%	37,962	3.9%
Total loss reserves	$1,018,365	100.0%	$976,462	100.0%

Activity in the reserve for known title claims is summarized as follows:

	December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of year	$133,070	$162,019	$192,268
Provision transferred from IBNR title claims related to:
Current year	17,720	18,592	21,962
Prior years	280,373	233,258	295,608
	298,093	251,850	317,570
Payments, net of recoveries, related to:
Current year	15,355	16,044	13,934
Prior years	280,627	269,166	333,885
	295,982	285,210	347,819
Other	297	4,411	—
Balance at end of year	$135,478	$133,070	$162,019

The provision transferred from IBNR title claims related to current year decreased by $0.9 million in 2013 from 2012 and $3.4 million in 2012 from 2011 and payments, net of recoveries, related to current year decreased by $0.7 million in 2013 from 2012 and increased by $2.1 million in 2012 from 2011, reflecting variability in claims volumes characteristic of a policy year during its first year of development.

The provision transferred from IBNR title claims related to prior years increased by $47.1 million and payments, net of recoveries, related to prior years increased by $11.5 million in 2013 from 2012.  These increases were primarily attributable to increased domestic lenders claims for policy years 2004 through 2008 and, to a lesser extent, large commercial claims above expected levels, mainly from mechanics liens.  The increase in domestic lenders claims was primarily due to mortgage lenders and servicers processing a large volume of foreclosures during 2013.  As foreclosure processing increases, lenders claims generally increase, because lenders claims typically come from foreclosures in which the lender suffers a loss.

The provision transferred from IBNR title claims related to prior years decreased by $62.4 million and payments, net of recoveries, related to prior years decreased by $64.7 million in 2012 from 2011. These decreases were consistent with runoff of older policy years that have higher expected ultimate losses, in particular policy years 2005 through 2008, which, on a combined basis, accounted for $46.0 million of the decrease in provision transferred from IBNR title claims related to prior years and $56.8 million of the decrease in payments, net of recoveries, related to prior years.

Activity in the reserve for incurred but not reported title claims is summarized as follows:

	December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of year	$805,430	$816,603	$875,627
Provision related to:
Current year	196,275	173,335	157,477
Prior years	148,454	62,620	111,711
	344,729	235,955	269,188
Provision transferred to known title claims related to:
Current year	17,720	18,592	21,962
Prior years	280,373	233,258	295,608
	298,093	251,850	317,570
Other	(11,962)	4,722	(10,642)
Balance at end of year	$840,104	$805,430	$816,603

The provision related to current year increased by $22.9 million, or 13.2%, in 2013 from 2012.  This increase was attributable to a 12.9% increase in title premiums and escrow fees in 2013 from 2012.

The provision related to current year increased by $15.9 million, or 10.1%, in 2012 from 2011. This increase was attributable to a 21.1% increase in title premiums and escrow fees in 2012 from 2011, partially offset by a lower ultimate loss rate for the current policy year in 2012 when compared to 2011. At December 31, 2012, the ultimate loss rate for policy year 2012 was 5.1%. At December 31, 2011, the ultimate loss rate for policy year 2011 was 5.6%.

For further discussion of title provision recorded in 2013, 2012 and 2011, see Results of Operations, pages 37 through 39.

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

Typical inputs and assumptions to pricing models used to value the Company’s U.S. Treasury bonds, municipal bonds, foreign bonds, governmental agency bonds, governmental agency mortgage-backed securities and corporate debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes and prepayment speeds. The fair value of non-agency mortgage-backed securities was obtained from the independent pricing services referenced above and subject to the Company’s validation procedures discussed above. However, since these securities were not actively traded, there were fewer observable inputs available requiring the pricing services to use more judgment in determining the fair value of the securities, therefore the Company classified non-agency mortgage-backed securities as Level 3.

The significant unobservable inputs used in the fair value measurement of the Company’s non-agency mortgage-backed securities include prepayment rates, default rates and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for default rates is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

Other-than-temporary impairment–debt securities

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2013, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

Expected future cash flows for debt securities are based on qualitative and quantitative factors specific to each security, including the probability of default and the estimated timing and amount of recovery. The detailed inputs used to project expected future cash flows may be different depending on the nature of the individual debt security. Specifically, the cash flows expected to be collected for each non-agency mortgage-backed security are estimated by analyzing loan-level detail to estimate future cash flows from the underlying assets, which are then applied to the security based on the underlying contractual provisions of the securitization trust that issued the security (e.g. subordination levels, remaining payment terms, etc.). The Company uses third-party software to determine how the underlying collateral cash flows will be distributed to each security issued from the securitization trust. The primary assumptions used in estimating future collateral cash flows are prepayment speeds, default rates and loss severity. In developing these assumptions, the Company considers the financial condition of the borrower, loan to value ratio, loan type and geographical location of the underlying property. The Company utilizes publicly available information related to specific assets, generally available market data such as forward interest rate curves and securities, loans and property data and market analytics tools provided through a third party.

The table below summarizes the primary assumptions used at December 31, 2013 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	7.9%	6.7%—9.8%
Default rates	2.6%	1.7%—3.7%
Loss severity	19.4%	4.4%—25.7%

Fair value of equity securities

The fair value of equity securities, including preferred and common stocks, was based on quoted market prices for identical assets that are readily and regularly available in an active market.

Other-than-temporary impairment–equity securities

When a decline in the fair value of an equity security including common and preferred stock is considered to be other-than-temporary, such equity security is written down to its fair value. When assessing if a decline in value is other-than-temporary, the factors considered include the length of time and extent to which fair value has been below cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security, the seniority of the securities, issuer-specific news and other developments, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes (including the outlook for industry sectors, which includes government policy initiatives) and the Company’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as other evidence that might exist supporting the view that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded.

Impairment assessment for goodwill.    The Company is required to perform an annual goodwill impairment assessment for each reporting unit. The Company’s four reporting units are title insurance, home warranty, property and casualty insurance and trust and other services. The Company has elected to perform this annual assessment in the fourth quarter of each fiscal year or sooner if circumstances indicate possible impairment. Based on current guidance, the Company has the option to perform a qualitative assessment to determine if the fair value is more likely than not (i.e. a likelihood of greater than 50%) less than the carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test, or may choose to forego the qualitative assessment and perform the quantitative impairment test. The qualitative factors considered in this assessment may include macroeconomic conditions, industry and market considerations, overall financial performance as well as other relevant events and circumstances as determined by the Company. The Company evaluates the weight of each factor to determine whether it is more likely than not that impairment may exist. If the results of the qualitative assessment indicate the more likely than not threshold was not met, the Company may choose not to perform the quantitative impairment test. If, however, the more likely than not threshold is met, the Company performs the quantitative test as required and discussed below.

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

Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which Step 1 indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

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

The Company’s assessments for 2013, 2012 and 2011 did not indicate impairment in any of its reporting units.

Impairment assessment for other indefinite-lived intangible assets.    The Company’s other indefinite-lived intangible assets consist of licenses which are not amortized but rather assessed for impairment by comparing the fair value of the license with its carrying value at least annually or when an indicator of potential impairment has occurred. Management’s impairment assessment involves calculating the fair value by using a discounted cash flow analysis and market approach valuations. If the fair value of the asset exceeds its carrying amount, the asset is not considered impaired and no additional analysis is required. However, if the carrying amount is greater than the fair value, an impairment loss is recorded equal to the excess. The impairment loss establishes a new basis and the subsequent reversal of impairment losses is not permitted.

Impairment assessment for long-lived assets.    Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of long-lived assets held and used, including intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the undiscounted cash flow analysis indicates a long-lived asset is not recoverable, an impairment loss is recorded for the excess of the carrying amount of the asset over its fair value.

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

Depreciation and amortization lives for assets.    Management is required to estimate the useful lives of several asset classes, including property and equipment, internally developed software and other intangible assets. The estimation of useful lives requires a significant amount of judgment related to matters such as future changes in technology, legal issues related to allowable uses of data and other matters.

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

In addition, the Company has an employee stock purchase plan that allows eligible employees the option to purchase common stock of the Company at 85% of the lower of the closing price on either the first or last day of each offering period.  The offering periods are three-month periods beginning on January 1, April 1, July 1 and October 1 of each fiscal year.  The Company recognizes an expense in the amount equal to the value of the 15% discount and look-back feature over the three-month offering period.

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

Pending Accounting Pronouncements

In July 2013, the FASB issued updated guidance intended to eliminate the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. Management expects the adoption of this guidance to have no impact on the Company’s consolidated financial statements.

Results of Operations

Overview

A substantial portion of the revenues for the Company’s title insurance and services segment results from the sale and refinancing of residential and commercial real estate. In the Company’s specialty insurance segment, revenues associated with the initial year of coverage in both the home warranty and property and casualty operations are impacted by volatility in residential purchase transactions. Traditionally, the greatest volume of real estate activity, particularly residential purchase activity, has occurred in the spring and summer months. However, changes in interest rates, as well as other economic factors, can cause fluctuations in the traditional pattern of real estate activity. In addition, future actions or inaction of the United States government or related agencies, such as a failure to increase the United States debt ceiling, a shutdown of the federal government, or actions to tighten monetary policy, may lead to significant increases in interest rates or otherwise negatively impact consumer spending and the overall economy or may make it more difficult to originate and/or close real estate transactions. These circumstances may adversely impact real estate markets where the Company operates.

The interest rate environment for much of the first half of 2013 was historically low, which coupled with a gradual improvement in both the general economy and availability of mortgage credit, resulted in an increase in mortgage origination activity during the first half of 2013 when compared to the first half of 2012. However, interest rates increased beginning in May 2013, which significantly reduced refinance activity during the third and fourth quarters of 2013.

According to the Mortgage Bankers Association’s February 18, 2014 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 14.1% in 2013 when compared with 2012. According to the MBA Forecast, the dollar amount of purchase originations increased 11.0% and refinance originations decreased 24.3%. This residential mortgage origination activity resulted in an 11.2% increase in domestic residential resale orders closed per day and a 20.4% decrease in domestic refinance orders closed per day by the Company’s direct title operations in 2013 when compared to 2012.

The level of domestic title orders opened per day by the Company’s direct title operations during 2013 decreased by 15.3% when compared with 2012. The order mix continued to shift toward residential resale and commercial transactions, which typically generate higher premiums than refinance transactions. Residential resale orders per day increased 11.7% and commercial orders per day increased 8.3%, while refinance open orders per day decreased 33.4%. Due to the continued decline in refinance activity during the fourth quarter of 2013, the Company continued making adjustments to its cost structure, primarily in business units tied to refinance transactions. The Company reduced its employee headcount and use of temporary labor in the fourth quarter of 2013, resulting in severance expense of $5.3 million for the three months ended December 31, 2013.

Title Insurance and Services

	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums and escrow fees	$1,855,270	$1,745,687	$1,360,512	$109,583	6.3	$385,175	28.3
Agent premiums	2,044,862	1,709,905	1,491,943	334,957	19.6	217,962	14.6
Information and other	626,016	643,433	619,951	(17,417)	(2.7)	23,482	3.8
Investment income	76,606	71,350	72,028	5,256	7.4	(678)	(0.9)
Net realized investment gains	3,334	33,709	5,753	(30,375)	(90.1)	27,956	N/M [1]
Net other-than-temporary impairment losses recognized in earnings	—	(3,564)	(9,068)	3,564	100.0	5,504	60.7
	4,606,088	4,200,520	3,541,119	405,568	9.7	659,401	18.6
Expenses
Personnel costs	1,338,361	1,233,203	1,085,871	105,158	8.5	147,332	13.6
Premiums retained by agents	1,636,694	1,370,193	1,195,282	266,501	19.4	174,911	14.6
Other operating expenses	816,870	769,477	702,508	47,393	6.2	66,969	9.5
Provision for policy losses and other claims	343,461	237,427	270,697	106,034	44.7	(33,270)	(12.3)
Depreciation and amortization	66,956	67,610	69,259	(654)	(1.0)	(1,649)	(2.4)
Premium taxes	50,980	46,283	40,972	4,697	10.1	5,311	13.0
Interest	2,601	2,646	2,949	(45)	(1.7)	(303)	(10.3)
	4,255,923	3,726,839	3,367,538	529,084	14.2	359,301	10.7
Income before income taxes	$350,165	$473,681	$173,581	$(123,516)	(26.1)	$300,100	172.9
Margins	7.6%	11.3%	4.9%	(3.7)%	(32.7)	6.4%	130.6

(1)	Not meaningful

Direct premiums and escrow fees increased 6.3% in 2013 from 2012 and 28.3% in 2012 from 2011. The increase in direct premiums and escrow fees in 2013 from 2012 was primarily due to an increase in domestic average revenues per order closed, partially offset by a decrease in the number of domestic title orders closed by the Company’s direct operations. The increase in 2012 from 2011 was primarily due to an increase in the number of domestic title orders closed by the Company’s direct operations and, to a lesser extent, an increase in domestic average revenues per order closed. The domestic average revenues per order closed were $1,513, $1,309 and $1,278 for 2013, 2012 and 2011, respectively.  The 15.6% increase in average revenues per order closed in 2013 from 2012 was primarily due to an increase in the mix of direct revenues generated from higher premium residential resale and commercial transactions, higher real estate values and a greater number of large commercial deals that closed in 2013 when compared to 2012. The slight increase of 2.4% in average revenues per order closed in 2012 from 2011 was primarily attributable to higher average revenues per commercial order closed in 2012 when compared to 2011. The Company’s direct title operations closed 1,103,400, 1,191,800 and 912,700 domestic title orders during 2013, 2012 and 2011, respectively.  The 7.4% decrease in orders closed in 2013 from 2012 and the 30.6% increase in orders closed in 2012 from 2011 were generally consistent with residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums increased 19.6% in 2013 from 2012 and 14.6% in 2012 from 2011. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a one quarter delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, full year agent premiums typically reflect mortgage origination activity from the fourth quarter of the prior year through the third quarter of the current year. The increase in agent premiums in 2013 from 2012 was consistent with the 19.7% increase in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2013 as compared with the twelve months ended September 30, 2012. The increase in agent premiums in 2012 from 2011 was consistent with the 16.6% increase in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2012 as compared with the twelve months ended September 30, 2011. The Company continuously analyzes the terms and profitability of its title agency relationships and, where it deems it necessary, amends agent agreements to the extent possible.

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

Information and other revenues decreased 2.7% in 2013 from 2012 and increased 3.8% in 2012 from 2011. The decrease in 2013 from 2012 was primarily attributable to lower demand for title related services in Canada due to a decline in mortgage transactions resulting primarily from lower refinance transactions and lower demand for the Company’s title information products as a result of the decrease in domestic mortgage origination activity, partially offset by higher demand for the Company’s default information products as a result of the increase in domestic loss mitigation activity.  The increase in 2012 from 2011 was primarily attributable to higher demand for the Company’s title and default information products as a result of the increase in domestic mortgage origination activity, partially offset by lower demand for title related services in Canada due to a decline in mortgage transactions resulting primarily from tightening of lending requirements.

Investment income increased 7.4% in 2013 from 2012 and decreased 0.9% in 2012 from 2011. The increase in 2013 from 2012 was primarily attributable to increased dividend and interest income from the investment portfolio due to higher average volumes of equity and debt securities and investments in equity funds with higher dividend yields when comparing 2013 to 2012.  The slight decrease in 2012 compared to 2011 was primarily attributable to increased impairment losses on non-marketable investments accounted for using the equity method and lower interest income from the investment portfolio due to lower yields, partially offset by higher equity earnings from non-marketable investments accounted for using the equity method and increased dividend income.  Investment income for 2013, 2012 and 2011 included impairment losses recognized on certain non-marketable investments accounted for using the equity method of $5.8 million, $5.9 million and $3.8 million, respectively.

Net realized investment gains for the title insurance and services segment totaled $3.3 million, $33.7 million and $5.8 million for 2013, 2012 and 2011, respectively, and were primarily from the sales of debt and equity securities. The 2012 net realized investment gains included $15.0 million in gains resulting from the sale of CoreLogic common stock during the third quarter of 2012.  Net realized investment gains for 2013, 2012 and 2011 included impairment losses of $1.1 million, $0.8 million and $4.8 million, respectively, primarily related to certain non-marketable investments accounted for using the cost method of accounting, notes receivable and software.

The title insurance and services segment recognized no other-than-temporary impairment losses in 2013.  Other-than-temporary impairment losses totaled $3.6 million and $9.1 million for 2012 and 2011, respectively. The net other-than-temporary impairment losses recognized in 2012 and 2011 related to the Company’s non-agency mortgage-backed securities portfolio.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs increased 8.5% in 2013 from 2012 and 13.6% in 2012 from 2011. The increase in 2013 compared with 2012 was primarily attributable to higher staffing levels and incentive compensation driven by increased revenues when compared to the prior year. The increase in 2012 compared with 2011 was primarily attributable to higher incentive compensation driven by improved revenues and profitability and higher staffing levels required to support increased order volume.  Personnel costs included severance expense of $17.5 million, $5.5 million and $13.2 million for 2013, 2012 and 2011, respectively.

The Company continues to closely monitor order volumes and related staffing levels and will adjust staffing levels as considered necessary. The Company’s direct title operations opened 1,384,600, 1,634,900 and 1,249,100 domestic title orders in 2013, 2012 and 2011, respectively, representing a decrease of 15.3% in 2013 from 2012 and an increase of 30.9% in 2012 from 2011.

A summary of premiums retained by agents and agent premiums is as follows:

	2013	2012	2011
	(in thousands, except percentages)
Premiums retained by agents	$1,636,694	$1,370,193	$1,195,282
Agent premiums	$2,044,862	$1,709,905	$1,491,943
% retained by agents	80.0%	80.1%	80.1%

The premium split between underwriter and agents is in accordance with the respective agency contracts and can vary from region to region due to divergences in real estate closing practices, as well as rating structures. As a result, the percentage of title premiums retained by agents can vary due to the geographical mix of revenues from agency operations. The percentage of title premiums retained by agents for 2013, 2012 and 2011 was essentially unchanged.

Other operating expenses (principally related to direct operations) increased 6.2% in 2013 from 2012 and 9.5% in 2012 from 2011. The increase in 2013 from 2012 was primarily attributable to increased production related expenses and higher legal and software related costs. The increase in 2012 from 2011 was primarily attributable to increased production related expenses and higher temporary labor driven by the increase in order volumes, partially offset by a decline in legal expenses.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 8.8%, 6.9% and 9.5% for the years ended December 31, 2013, 2012 and 2011, respectively.

The current year rate of 8.8% reflected an ultimate loss rate of 5.0% for the current policy year and a net increase in the loss reserve estimates for prior policy years of $148.5 million. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during 2013, primarily from domestic lenders policies, commercial policies and the Company’s guaranteed valuation product offered in Canada.  The reserve strengthening associated with domestic lenders policies was $67.4 million and was primarily attributable to increased claims frequency for policy years 2004 through 2008.  The increased claims frequency was primarily due to mortgage lenders and servicers processing a large volume of foreclosures during 2013.  As foreclosure processing increases, lenders claims generally increase, because lenders claims typically come from foreclosures in which the lender suffers a loss.  The Company expects the high level of foreclosure processing to continue in the near term as mortgage lenders and servicers work through their foreclosure inventory.  The reserve strengthening associated with domestic lenders policies reflects these expectations.  The reserve strengthening associated with commercial policies was $38.8 million and was primarily attributable to several large commercial claims, mainly from mechanics liens, and primarily related to policy years 2007 and 2008.  The reserve strengthening associated with the guaranteed valuation product offered in Canada was $21.7 million and was primarily attributable to claims frequency exceeding the Company’s expectations during 2013.  The increase in frequency primarily related to policy years 2007 and 2010.  There is substantial uncertainty as to the ultimate loss emergence for the guaranteed valuation product due to the following factors, among others, (i) claims associated with this product are generally made only after a foreclosure on the related property and foreclosure rates in Canada are difficult to predict and (ii) limited historical loss data exists as a result of the relatively recent introduction of this product in 2003. While the Company believes its claims reserve attributable to the guaranteed valuation product is adequate, this uncertainty increases the potential for adverse loss development relative to this product.

As of December 31, 2013, the title insurance and services segment’s IBNR reserve was $840.1 million, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $729.7 million to $1.0 billion. The range limits are $110.4 million below and $201.0 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

The prior year rate of 6.9% reflected an ultimate loss rate of 5.1% for policy year 2012 and a net increase in the loss reserve estimates for prior policy years of $62.1 million. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during 2012, primarily from domestic lenders policies and international business, including the guaranteed valuation product offered in Canada. The reserve strengthening associated with domestic lenders policies was $25.6 million and was primarily attributable to policy years 2005 through 2007. This strengthening was primarily due to an increase in claims frequency experienced during 2012, partially offset by a slight decrease in severity. The reserve strengthening associated with the international business, excluding the guaranteed valuation product, was $15.6 million and was primarily related to increased severity experienced during 2012 for policy years 2003 through 2011. The reserve strengthening associated with the guaranteed valuation product was $11.8 million and reflected an increase in claims frequency experienced during the first half of 2012. The increase in frequency primarily related to policy years 2008 and 2009.

The 2011 rate of 9.5% reflected an ultimate loss rate of 5.6% for policy year 2011 and included a $45.3 million reserve strengthening adjustment related to the Company’s guaranteed valuation product offered in Canada, a $32.2 million charge in connection with the settlement of Bank of America’s lawsuit against the Company and $34.2 million in unfavorable development for certain prior policy years, primarily 2007. The reserve strengthening adjustment related to the guaranteed valuation product reflected a significant increase in claim frequency experienced in the first quarter of 2011. More specifically, the number of claims reported in the first quarter of 2011, when annualized, increased approximately 150% when compared with the number of claims reported in 2010. The increase in frequency primarily related to policy years 2005 through 2009 (reflecting the relatively long claims development lag for the guaranteed valuation product). These policy years began showing evidence of higher claims frequencies than prior policy years during the first quarter of 2011. In addition, adverse loss development in 2011 included higher-than-expected claims emergence for commercial and lenders policies, particularly for policy years 2005 through 2007. Management believes that these policy years have higher ultimate loss ratios than historical averages, and that they also have experienced accelerated reporting and payment of claims, particularly on lenders policies. Reasons for higher loss levels and acceleration of claims reporting and payment include adverse underwriting conditions in real estate markets during 2005 through 2007, declines in real estate prices, increased levels of foreclosures and increased mechanics lien exposure due to failures of development projects. For additional discussion regarding the Bank of America lawsuit see Note 20 Litigation and Regulatory Contingencies to the consolidated financial statements.

The current economic environment continues to show potential for volatility over the short term, which may affect title claims. Relevant contributing factors include continuing elevated foreclosure inventory and foreclosure processing, general economic uncertainty and government actions that may mitigate or exacerbate recent trends. Other factors, including factors not yet identified, may also influence claims development. At this point, real estate and financial market conditions appear to be improving, particularly increasing real estate prices and declining mortgage defaults, yet significant uncertainty remains, particularly in regard to governmental regulatory changes and fiscal policies which affect economic conditions broadly. The current environment continues to create an increased potential for actual claims experience to vary significantly from projections, in either direction, which would directly affect the claims provision. If actual claims vary significantly from expected, reserves may be adjusted to reflect updated estimates of future claims.

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

A general decline in real estate prices can expose lenders to greater risk of losses on mortgage loans, as loan-to-value ratios increase and defaults and foreclosures increase. The current environment is expected to have increased potential for claims on lenders title policies as foreclosure processing volumes are expected to remain elevated in the near term. Title insurance claims exposure for a given policy year is also affected by the quality of mortgage loan underwriting during the corresponding origination year. The Company believes that sensitivity of claims to external conditions in real estate and mortgage markets is an inherent feature of title insurance’s business economics that applies broadly to the title insurance industry. Lenders have experienced high losses on mortgage loans from prior years, including loans that were originated during the years 2005 through 2008. These losses have led to higher title insurance claims on lenders policies, and also have accelerated the reporting of claims that would have been realized later under more normal conditions.

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

The projected ultimate loss ratios, as of December 31, 2013, for policy years 2013, 2012 and 2011 were 5.0%, 4.1% and 5.0%, respectively, which are lower than the ratios for 2005 through 2008. These projections were based in part on an assumption that more favorable underwriting conditions existed in 2009 through 2013 than in 2005 through 2008, including, but not limited to, tighter loan underwriting standards. Current claims data from policy years 2009 through 2013, while still at an early stage of development, supports this assumption.

Insurers generally are not subject to state income or franchise taxes. However, in lieu thereof, a premium tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. The Company’s noninsurance subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company’s total tax burden at the state level for the title insurance and services segment is composed of a combination of premium taxes and state income taxes. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.3%, 1.3% and 1.4% for the years ended December 31, 2013, 2012 and 2011, respectively.

In general, the title insurance business is a lower profit margin business when compared to the Company’s specialty insurance segment. The lower profit margins reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margins were 7.6%, 11.3% and 4.9% for the years ended December 31, 2013, 2012 and 2011, respectively.

Specialty Insurance

	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums	$329,194	$296,053	$273,665	$33,141	11.2	$22,388	8.2
Information and other	1,652	1,605	1,531	47	2.9	74	4.8
Investment income	7,342	8,923	10,380	(1,581)	(17.7)	(1,457)	(14.0)
Net realized investment gains	1,425	8,590	1,406	(7,165)	(83.4)	7,184	N/M	[1]
	339,613	315,171	286,982	24,442	7.8	28,189	9.8
Expenses
Personnel costs	58,261	55,453	50,737	2,808	5.1	4,716	9.3
Other operating expenses	41,725	42,395	38,066	(670)	(1.6)	4,329	11.4
Provision for policy losses and other claims	186,895	160,290	149,439	26,605	16.6	10,851	7.3
Depreciation and amortization	4,865	4,553	4,197	312	6.9	356	8.5
Premium taxes	5,735	5,021	4,691	714	14.2	330	7.0
	297,481	267,712	247,130	29,769	11.1	20,582	8.3
Income before income taxes	$42,132	$47,459	$39,852	$(5,327)	(11.2)	$7,607	19.1
Margins	12.4%	15.1%	13.9%	(2.7)%	(17.9)	1.2%	8.6

(1)	Not meaningful

Direct premiums increased 11.2% in 2013 from 2012 and 8.2% in 2012 from 2011. These increases were primarily due to increases in the number of home warranty residential service contracts issued and, to a lesser extent, increases in property and casualty policies issued.  The increases in the home warranty division were primarily in the real estate and renewal channels and the increases in the property and casualty division were primarily in the independent broker and renter insurance channels.

Net realized investment gains for the specialty insurance segment totaled $1.4 million in 2013, $8.6 million in 2012 and $1.4 million in 2011. The net gains were primarily driven by the sale of debt and equity securities.

Personnel costs and other operating expenses increased 2.2% in 2013 from 2012 and increased 10.2% in 2012 from 2011. The increase in 2013 from 2012 was primarily related to increased salary expense associated with higher employee headcount and higher commissions paid to agents and brokers associated with increased volume in the home warranty and property and casualty businesses, partially offset by an increase in deferred acquisition costs.  The increase in 2012 from 2011 was primarily due to increased salary expense associated with higher employee headcount, increased incentive compensation, increased commissions associated with increased volume in the home warranty and property and casualty businesses and a decrease in deferred acquisition costs.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 57.5% in 2013, 55.8% in 2012 and 56.1% in 2011. The increase in rate in 2013 from 2012 was primarily attributable to higher weather related claims in the summer season as compared to the previous year, which resulted in an increase in more costly air conditioning claims when compared to 2012.  In addition, the frequency and severity of other types of claims increased in 2013 when compared to 2012.  The loss rate in 2012 was essentially unchanged from 2011.

The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 55.4% in 2013, 51.1% in 2012 and 52.0% in 2011. The increase in rate in 2013 from 2012 was due to an increase in seasonal fire and storm claim events and an increase in the frequency and severity of routine or non-event core losses. The decrease in rate in 2012 from 2011 was primarily due to a reduction in seasonal claim events.

Premium taxes as a percentage of specialty insurance segment premiums were 1.7% in 2013, 2012 and 2011.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as revenues increase. Pre-tax margins were 12.4%, 15.1% and 13.9% for 2013, 2012 and 2011, respectively.

Corporate

	2013	2012	2011	2013 vs. 2012		2012 vs. 2011
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Investment income (losses)	$8,556	$4,120	$(1,376)	$4,436	107.7	$5,496	N/M	[1]
Net realized investment gains (losses)	4,452	25,772	(2,276)	(21,320)	(82.7)	28,048	N/M	[1]
	13,008	29,892	(3,652)	(16,884)	(56.5)	33,544	N/M	[1]
Expenses
Personnel costs	48,960	46,210	41,760	2,750	6.0	4,450	10.7
Other operating expenses	27,264	24,462	21,303	2,802	11.5	3,159	14.8
Depreciation and amortization	3,095	2,787	3,433	308	11.1	(646)	(18.8)
Interest	15,278	9,782	13,377	5,496	56.2	(3,595)	(26.9)
	94,597	83,241	79,873	11,356	13.6	3,368	4.2
Loss before income taxes	$(81,589)	$(53,349)	$(83,525)	$(28,240)	(52.9)	$30,176	36.1

(1)	Not meaningful

Investment income totaled $8.6 million and $4.1 million in 2013 and 2012, respectively. Investment losses totaled $1.4 million in 2011. The variance in investment income for all three years is primarily attributable to fluctuations in earnings on investments associated with the Company’s deferred compensation plan.

Net realized investment gains totaled $4.5 million in 2013 and were primarily attributable to the sale of a non-marketable investment.  Net realized investment gains totaled $25.8 million in 2012 and were attributable to the sale of CoreLogic stock during the third quarter of 2012. Net realized investment losses totaled $2.3 million in 2011 and were primarily attributable to the sale of a corporate fixed asset.

Corporate personnel costs and other operating expenses were $76.2 million, $70.7 million and $63.1 million in 2013, 2012 and 2011, respectively. These increases were primarily attributable to increased costs associated with the Company’s deferred compensation plan and, to a lesser extent, increased expenses allocated to the corporate division.

Interest expense increased $5.5 million in 2013 from 2012 and decreased $3.6 million in 2012 from 2011. Interest expense increased in 2013 from 2012 primarily due to the Company’s issuance of $250.0 million of debt in January 2013.  Interest expense decreased in 2012 from 2011 primarily due to the refinancing of the Company’s credit facility to a lower interest rate in April 2012, a lower average outstanding balance on the credit facility and the pay down in December 2011 of an intercompany note payable to the title insurance and services segment. Interest expense related to intercompany notes payable to the title insurance and services and specialty insurance segments was $2.6 million, $3.2 million and $4.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the consolidated financial statements. The Company’s inter-segment eliminations were not material for the years ended December 31, 2013, 2012 and 2011.

Income Taxes

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Taxes calculated at federal rate	$108,748	$163,592	$45,603
State taxes, net of federal benefit	11,480	9,525	2,499
Change in liability for tax positions	3,537	2,033	2,548
Change in capital loss valuation allowance	—	(5,276)	—
Foreign income taxed at different rates	8,567	2,881	1,805
Foreign tax credit	(5,640)	(2,921)	—
Other items, net	(3,048)	(4,156)	(741)
	$123,644	$165,678	$51,714

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 39.8% for 2013, 35.4% for 2012 and 39.7% for 2011. The differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits, and changes in the liability related to tax positions reported on the Company’s tax returns. The effective tax rate for 2012 included the release of a valuation allowance recorded against capital losses. In addition, the effective tax rates for 2013 and 2012 reflected the generation of foreign tax credits.

Net Income and Net Income Attributable to the Company

Net income and per share information are summarized as follows:

	2013	2012	2011
	(in thousands, except per share amounts)
Net income	$187,064	$301,728	$78,579
Less: Net income attributable to noncontrolling interests	697	687	303
Net income attributable to the Company	$186,367	$301,041	$78,276
Net income per share attributable to the Company’s stockholders:
Basic	$1.74	$2.83	$0.74
Diluted	$1.71	$2.77	$0.73
Weighted-average common shares outstanding:
Basic	106,991	106,307	105,197
Diluted	109,102	108,542	106,914

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

Cash provided by operating activities amounted to $378.5 million, $429.7 million and $136.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, after claim payments, net of recoveries, of $479.3 million, $446.0 million and $503.4 million, respectively. The principal nonoperating uses of cash and cash equivalents for the year ended December 31, 2013 were purchases of debt and equity securities, repayment of debt, capital expenditures, purchase of Company shares and payment of dividends to common stockholders. The principal nonoperating uses of cash and cash equivalents for the year ended December 31, 2012 were purchases of debt and equity securities, repayment of debt, capital expenditures and payment of dividends to common stockholders. The principal nonoperating uses of cash and cash equivalents for the year ended December 31, 2011 were purchases of debt and equity securities, decreases in demand deposits at the Company’s banking operations, repayment of debt, capital expenditures and payment of dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the years ended December 31, 2013 and 2012 were proceeds from the sales and maturities of debt and equity securities, increases in the deposit balances at the Company’s banking operations, proceeds from the issuance of debt and payments collected related to loans receivable. The most significant nonoperating sources of cash and cash equivalents for the year ended December 31, 2011 were proceeds from the sales and maturities of debt and equity securities, early payoff of the note receivable from CoreLogic, payments collected related to loans receivable and proceeds from the issuance of debt. The net effect of all activities on total cash and cash equivalents was an increase of $164.3 million for 2013, an increase of $225.8 million for 2012, and a decrease of $298.0 million for 2011.

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

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock, of which $82.9 million remained as of December 31, 2013. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2013, the Company repurchased and retired 3.0 million shares of its common stock for a total purchase price of $64.6 million, and as of December 31, 2013, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.1 million.

On February 5, 2014, the Company entered into a definitive agreement to acquire a company that provides loan quality analytics, decision support tools and loan review services for the mortgage industry for a purchase price of $155 million.  The transaction is expected to close by March 31, 2014, subject to customary closing conditions, including certain regulatory reviews. The Company expects to draw $150 million on its credit facility, which is discussed below, to fund the acquisition.

Holding company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other potential factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of December 31, 2013, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries in 2014, without prior approval from applicable regulators, was $314.9 million. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of December 31, 2013, the holding company’s sources of liquidity included $221.7 million of cash and cash equivalents and $600.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.     The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) as administrative agent, and a syndicate of lenders. The credit agreement is comprised of a $600.0 million revolving credit facility, which will terminate on April 17, 2016, unless terminated earlier. Proceeds under the credit agreement may be used for general corporate purposes. At December 31, 2013, the Company had no outstanding borrowings under the facility.

In the event that the rating by Standard & Poor’s Ratings Services (“S&P”) is below BBB- (or there is no rating from S&P) and, in addition, such rating by Moody’s Investor Services, Inc. (“Moody’s”) is lower than Baa3 (or there is no rating from Moody’s), then the loan commitments are subject to mandatory reduction from (a) 50 percent of the net proceeds of certain equity issuances by any of the Company or certain subsidiaries of the Company (collectively, the “Designated Parties”), and (b) 50 percent of the net proceeds of certain debt incurred or issued by any of the Designated Parties, provided that the commitment reductions described above are only required to the extent necessary to reduce the total loan commitments to $300.0 million. The Company is only required to prepay loans to the extent that, after giving effect to any mandatory commitment reduction, the aggregate principal amount of all outstanding loans exceeds the remaining total loan commitments.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of certain insolvency and bankruptcy events of default the loans automatically accelerate. As of December 31, 2013, the Company was in compliance with the financial covenants under the credit agreement.

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

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During 2013, the Company financed securities for funds received totaling $31.4 million under these agreements. As of December 31, 2013, no amounts remained outstanding under these agreements.

Notes and contracts payable as a percentage of total capitalization was 11.2% and 8.9% at December 31, 2013 and 2012, respectively. The increase in 2013 primarily reflected the Company’s issuance of the senior unsecured notes during the first quarter of 2013. Notes and contracts payable are more fully described in Note 10 Notes and Contracts Payable to the consolidated financial statements.

Investment portfolio.    The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of December 31, 2013, the Company’s portfolio of debt and equity investment securities consisted of approximately 90% of fixed income securities. As of that date, approximately 68% of the Company’s fixed income investments were held in securities that are United States government-backed or rated AAA, and approximately 99% of the fixed income portfolio was rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on S&P and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

The Company’s fixed income securities experienced a significant decrease in value during the year ended December 31, 2013, primarily due to an increase in long term rates during 2013.

The table below outlines the composition of the investment portfolio currently in an unrealized loss position by credit rating (percentages are based on the amortized cost basis of the investments) as of December 31, 2013. Credit ratings are based on S&P and Moody’s published ratings and are exclusive of insurance effects. If a security was rated differently by both rating agencies, the lower of the two ratings was selected:

	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade/Not Rated
December 31, 2013
US Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	100.0%	0.0%	0.0%
Foreign bonds	95.8%	0.2%	4.0%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed securities	0.0%	0.0%	100.0%
Corporate debt securities	61.4%	38.6%	0.0%
Preferred stock	42.9%	57.1%	0.0%
	95.6%	3.4%	1.0%

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Capital expenditures.    Capital expenditures primarily consist of additions to property and equipment, capitalized software development costs and additions to title plants. Capital expenditures were $87.1 million, $83.9 million and $75.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in 2013 over 2012 was primarily related to higher property and equipment additions, partially offset by lower title plant additions in 2013 when compared to 2012. The increase in 2012 over 2011 was primarily related to higher capitalized software development costs in 2012 when compared to 2011.

Contractual obligations.    A summary, by due date, of the Company’s total contractual obligations at December 31, 2013, is as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Notes and contracts payable	$310,285	$13,667	$19,002	$8,619	268,997
Interest on notes and contracts payable	115,427	15,287	25,061	23,988	51,091
Operating leases	291,558	79,250	118,777	56,402	37,129
Deposits	1,692,932	1,686,149	6,783	—	—
Claim losses	1,018,365	275,306	271,890	156,033	315,136
Pension and supplemental benefit plans	496,187	41,639	65,422	37,540	351,586
	$3,924,754	$2,111,298	$506,935	$282,582	$1,023,939

The timing of claim payments is estimated and is not set contractually. Nonetheless, based on historical claims experience, the Company anticipates the above payment patterns. Changes in future claim settlement patterns, judicial decisions, legislation, economic conditions and other factors could affect the timing and amount of actual claim payments. The timing and amount of payments in connection with pension and supplemental benefit plans are based on the Company’s current estimate and require the use of significant assumptions. Changes in significant assumptions could affect the amount and timing of pension and supplemental benefit plan payments. See Note 14 Employee Benefit Plans to the consolidated financial statements for additional discussion of management’s significant assumptions. The Company is not able to reasonably estimate the timing of payments, or the amount by which the liability for the Company’s uncertain tax positions will increase or decrease over time; therefore the liability of $47.8 million has not been included in the contractual obligations table. See Note 12 Income Taxes to the consolidated financial statements for additional discussion of the Company’s liability for uncertain tax positions.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $4.7 billion and $4.2 billion at December 31, 2013 and 2012, respectively, of which $1.6 billion and $1.2 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying consolidated balance sheets in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $3.0 billion and $2.8 billion at December 31, 2013 and 2012, respectively, and were held or managed by First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not the Company’s assets under U.S. generally accepted accounting principles and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $1.4 billion at December 31, 2013 and 2012. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

At December 31, 2013 and 2012, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $14.7 million and $23.2 million, respectively. The guarantee arrangements relate to promissory notes and other contracts, and contingently require the Company to make payments to the guaranteed party based on the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential amount of future payments under these guarantees totaled $14.7 million and $23.2 million at December 31, 2013 and 2012, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its consolidated balance sheets related to these guarantees at December 31, 2013 and 2012.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company has interest rate risk associated with certain financial instruments. The Company monitors its risk associated with fluctuations in interest rates and makes investment decisions to manage accordingly. The Company does not currently use derivative financial instruments in any material amount to hedge these risks. The table below provides information about certain assets and liabilities as of December 31, 2013 that are sensitive to changes in interest rates and presents cash flows and the related weighted average interest rates by expected maturity dates.

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(in thousands, except percentages)
Assets
Deposits with banks
Book value	$23,492						$23,492	$23,601
Average interest rate	1.39%
Debt securities
Amortized cost	$79,268	150,281	219,161	225,498	213,221	1,961,165	$2,848,594	$2,819,817
Average interest rate	3.48%	3.45%	3.23%	3.09%	3.75%	2.67%
Notes receivable
Book value	$5,315	1,235	1,553	741	527	3,755	$13,126	$9,953
Average interest rate	4.16%	4.24%	4.56%	4.90%	4.96%	6.42%
Loans receivable
Book value	$1,005	4,524	1,592	6,017	9,297	55,597	$78,032	$73,397
Average interest rate	5.58%	6.00%	6.59%	6.98%	6.02%	6.03%
Liabilities
Interest bearing escrow deposits
Book value	$1,376,921						$1,376,921	$1,376,921
Average interest rate	0.13%
Variable rate deposits
Book value	$22,015						$22,015	$22,015
Average interest rate	0.50%
Fixed rate deposits
Book value	$19,813	5,648	1,135				$26,596	$26,802
Average interest rate	0.96%	2.24%	1.94%
Notes and contracts payable
Book value	$13,667	15,020	3,982	5,190	3,429	268,997	$310,285	$301,007
Average interest rate	4.34%	4.35%	4.41%	4.39%	4.38%	4.37%
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

The Company holds a large concentration in U.S. government agency securities, including agency mortgage-backed securities. In the event of discontinued U.S. government support of its federal agencies, material credit risk could be observed in the portfolio. The Company views that scenario as unlikely but possible. The federal government currently is considering various alternatives to reform the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The nature and timing of the reforms is unknown, however, the federal government reiterated its commitment to ensuring that Fannie Mae and Freddie Mac have sufficient capital to perform under any guarantees issued now or in the future and the ability to meet any of their debt obligations.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

First American Financial Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of First American Financial Corporation and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Los Angeles, California

February 25, 2014

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents	$834,837	$670,529
Accounts and accrued income receivable, less allowances of $31,831 and $30,917	236,895	259,779
Income taxes receivable	26,527	14,093
Investments:
Deposits with banks	23,492	27,875
Debt securities, includes pledged securities of $123,956 and $105,849	2,819,817	2,651,881
Equity securities	358,043	197,920
Other long-term investments	183,976	192,563
	3,385,328	3,070,239
Loans receivable, net	73,755	107,352
Property and equipment, net	361,348	343,450
Title plants and other indexes	523,879	521,741
Goodwill	846,026	845,857
Other intangible assets, net	46,347	57,095
Other assets	185,658	160,712
	$6,520,600	$6,050,847
LIABILITIES AND EQUITY
Deposits	$1,692,932	$1,411,193
Accounts payable and accrued liabilities:
Accounts payable	26,378	27,854
Personnel costs	183,344	176,478
Pension costs and other retirement plans	388,993	483,272
Other	197,097	186,409
	795,812	874,013
Deferred revenue	192,184	170,663
Reserve for known and incurred but not reported claims	1,018,365	976,462
Deferred income taxes	54,779	36,987
Notes and contracts payable	310,285	229,760
	4,064,357	3,699,078
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.00001 par value, Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value:
Authorized—300,000 shares; Outstanding—105,900 shares and 107,239 shares as of December 31, 2013 and 2012, respectively	1	1
Additional paid-in capital	2,077,828	2,111,605
Retained earnings	520,764	387,015
Accumulated other comprehensive loss	(145,544)	(150,556)
Total stockholders’ equity	2,453,049	2,348,065
Noncontrolling interests	3,194	3,704
Total equity	2,456,243	2,351,769
	$6,520,600	$6,050,847

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Direct premiums and escrow fees	$2,184,464	$2,041,740	$1,634,177
Agent premiums	2,044,862	1,709,905	1,491,943
Information and other	627,645	645,023	621,483
Investment income	89,895	81,031	76,771
Net realized investment gains	9,211	67,686	5,268
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on debt securities	—	(1,757)	(12,748)
Portion of OTTI losses on debt securities recognized in other comprehensive loss	—	(1,807)	3,680
	—	(3,564)	(9,068)
	4,956,077	4,541,821	3,820,574
Expenses:
Personnel costs	1,445,582	1,334,866	1,178,368
Premiums retained by agents	1,636,694	1,370,193	1,195,282
Other operating expenses	885,805	836,319	761,878
Provision for policy losses and other claims	530,356	397,717	420,136
Depreciation and amortization	74,916	74,950	76,889
Premium taxes	56,715	51,304	45,663
Interest	15,301	9,066	12,065
	4,645,369	4,074,415	3,690,281
Income before income taxes	310,708	467,406	130,293
Income taxes	123,644	165,678	51,714
Net income	187,064	301,728	78,579
Less: Net income attributable to noncontrolling interests	697	687	303
Net income attributable to the Company	$186,367	$301,041	$78,276
Net income per share attributable to the Company’s stockholders:
Basic	$1.74	$2.83	$0.74
Diluted	$1.71	$2.77	$0.73
Cash dividends declared per share	$0.48	$0.36	$0.24
Weighted-average common shares outstanding:
Basic	106,991	106,307	105,197
Diluted	109,102	108,542	106,914

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$187,064	$301,728	$78,579
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities	(32,992)	31,445	(12,316)
Unrealized gain on securities for which credit-related portion was recognized in earnings	2,327	3,902	2,144
Foreign currency translation adjustment	(13,650)	5,131	(6,167)
Pension benefit adjustment	49,324	(13,571)	(12,034)
Total other comprehensive income (loss), net of tax	5,009	26,907	(28,373)
Comprehensive income	192,073	328,635	50,206
Less: Comprehensive income attributable to noncontrolling interests	694	691	233
Comprehensive income attributable to the Company	$191,379	$327,944	$49,973

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2010	104,457	$1	$2,057,098	$72,074	$(149,156)	$1,980,017	$13,704	$1,993,721
Net income for 2011	—	—	—	78,276	—	78,276	303	78,579
Contribution from TFAC as a result of Separation	—	—	5,164	—	—	5,164	—	5,164
Dividends on common shares	—	—	—	(24,784)	—	(24,784)	—	(24,784)
Purchase of Company shares	(204)	—	(2,502)	—	—	(2,502)	—	(2,502)
Shares issued in connection with share-based compensation plans	1,157	—	2,958	(750)	—	2,208	—	2,208
Share-based compensation expense	—	—	14,981	—	—	14,981	—	14,981
Net activity related to noncontrolling interests	—	—	3,543	—	—	3,543	(7,598)	(4,055)
Other comprehensive income (Note19)	—	—	—	—	(28,303)	(28,303)	(70)	(28,373)
Balance at December 31, 2011	105,410	1	2,081,242	124,816	(177,459)	2,028,600	6,339	2,034,939
Net income for 2012	—	—	—	301,041	—	301,041	687	301,728
Dividends on common shares	—	—	—	(37,612)	—	(37,612)	—	(37,612)
Shares issued in connection with share-based compensation plans	1,829	—	16,270	(1,230)	—	15,040	—	15,040
Share-based compensation expense	—	—	14,839	—	—	14,839	—	14,839
Net activity related to noncontrolling interests	—	—	(746)	—	—	(746)	(3,326)	(4,072)
Other comprehensive income (Note 19)	—	—	—	—	26,903	26,903	4	26,907
Balance at December 31, 2012	107,239	1	2,111,605	387,015	(150,556)	2,348,065	3,704	2,351,769
Net income for 2013	—	—	—	186,367	—	186,367	697	187,064
Dividends on common shares	—	—	—	(51,324)	—	(51,324)	—	(51,324)
Purchase of Company shares	(2,951)	—	(64,606)	—	—	(64,606)	—	(64,606)
Shares issued in connection with share-based compensation plans	1,612	—	9,232	(1,294)	—	7,938	—	7,938
Share-based compensation expense	—	—	22,301	—	—	22,301	—	22,301
Net activity related to noncontrolling interests	—	—	(704)	—	—	(704)	(1,204)	(1,908)
Other comprehensive income (Note 19)	—	—	—	—	5,012	5,012	(3)	5,009
Balance at December 31, 2013	105,900	$1	$2,077,828	$520,764	$(145,544)	$2,453,049	$3,194	$2,456,243

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$187,064	$301,728	$78,579
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	530,356	397,717	420,136
Depreciation and amortization	74,916	74,950	76,889
Amortization of premiums and accretion of discounts on securities, net	26,782	17,264	11,017
Excess tax benefits from share-based compensation	(6,202)	(2,372)	(1,145)
Net realized investment gains	(9,211)	(67,686)	(5,268)
Net OTTI losses recognized in earnings	—	3,564	9,068
Share-based compensation	22,301	14,839	14,981
Equity in earnings of affiliates, net	(5,316)	(6,514)	(2,717)
Dividends from equity method investments	11,552	11,585	11,991
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(479,310)	(445,986)	(503,434)
Net change in income tax accounts	2,589	64,486	21,856
Decrease (increase) in accounts and accrued income receivable	23,645	(29,398)	5,367
Increase (decrease) in accounts payable and accrued liabilities	5,318	83,979	(13,478)
Increase in deferred revenue	20,102	14,844	10,907
Other, net	(26,114)	(3,325)	1,925
Cash provided by operating activities	378,472	429,675	136,674
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of acquisitions/dispositions	(5,837)	(32,476)	(2,706)
Net decrease in deposits with banks	4,747	2,522	16,223
Purchases of debt and equity securities	(1,532,710)	(1,796,314)	(1,005,804)
Proceeds from sales of debt and equity securities	621,255	954,626	672,095
Proceeds from maturities of debt securities	488,684	491,674	322,009
Net change in other long-term investments	6,443	6,591	3,860
Proceeds from notes receivable from CoreLogic	—	—	18,787
Origination and purchases of loans and participations	—	—	(13,534)
Net decrease in loans receivable	33,597	31,839	35,869
Capital expenditures	(87,142)	(83,892)	(69,797)
Proceeds from sale of property and equipment	5,807	7,767	9,345
Cash used for investing activities	(465,156)	(417,663)	(13,653)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	281,739	317,957	(389,320)
Proceeds from issuance of debt	249,144	440,065	24,185
Repayment of debt	(168,205)	(510,544)	(23,117)
Net activity related to noncontrolling interests	(1,894)	(4,094)	(4,491)
Excess tax benefits from share-based compensation	6,202	2,372	1,145
Net proceeds in connection with share-based compensation plans	1,736	12,668	1,152
Purchase of Company shares	(64,606)	—	(2,502)
Cash dividends	(51,324)	(44,705)	(25,216)
Cash provided by (used for) financing activities	252,792	213,719	(418,164)
Effect of exchange rate changes on cash	(1,800)	105	(2,854)
Net increase (decrease) in cash and cash equivalents	164,308	225,836	(297,997)
Cash and cash equivalents—Beginning of year	670,529	444,693	742,690
Cash and cash equivalents—End of year	$834,837	$670,529	$444,693
SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$10,827	$8,909	$12,631
Premium taxes	$54,629	$45,375	$38,136
Income taxes, less refunds of $1,329, $32,269 and $4,059	$120,313	$87,324	$23,862
Noncash investing and financing activities:
Net noncash contribution from TFAC as a result of Separation	$—	$—	$5,164

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

First American Financial Corporation (the “Company”), through its subsidiaries, is engaged in the business of providing financial services. The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions involving the use of real property related data designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant records and images; and provides banking, trust and investment advisory services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance and other insurance and guarantee products, as well as related settlement services in foreign countries, including Canada, the United Kingdom, Australia and various other established and emerging markets.

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. This business is licensed to issue policies in all 50 states and the District of Columbia and actively issues policies in 46 states. In certain markets it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. The home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period. This business currently operates in 39 states and the District of Columbia.

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

Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and reflect the consolidated operations of the Company. The consolidated financial statements include the accounts of First American Financial Corporation and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method. Investments in which the Company does not exercise significant influence over the investee are accounted for under the cost method.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications and revisions

Certain 2011 and 2012 amounts have been reclassified to conform to the 2013 presentation.

The Company has revised its December 31, 2012 consolidated balance sheet and consolidated statements of cash flows for the years ended December 31, 2012 and 2011, for an error which resulted in an adjustment between cash and cash equivalents and deposits with banks.  These adjustments are not considered material, individually or in the aggregate, to the previously issued consolidated financial statements.  The table below illustrates the effects of these adjustments on the Company's consolidated financial statements for those line items affected.

	As previously filed	As revised	Difference
	(in thousands)
Year Ended December 31, 2012
Consolidated Balance Sheet
Cash and cash equivalents	$627,208	$670,529	$43,321
Deposits with banks	$71,196	$27,875	$(43,321)
Consolidated Statement of Cash Flows
Net (increase) decrease in deposits with banks	$(14,405)	$2,522	$16,927
Cash used for investing activities	$(434,590)	$(417,663)	$16,927

Year Ended December 31, 2011
Consolidated Statement of Cash Flows
Net decrease in deposits with banks	$3,773	$16,223	$12,450
Cash used for investing activities	$(26,103)	$(13,653)	$12,450

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

Investments

Deposits with banks are short-term investments with initial maturities of generally more than 90 days.

Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, various corporations, certain state and political subdivisions and mortgage-backed securities.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company maintains investments in debt securities in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits. At December 31, 2013 and 2012, the fair value of such investments totaled $124.0 million and $105.8 million, respectively. See Note 2 Statutory Restrictions on Investments and Stockholders’ Equity to the consolidated financial statements for additional discussion of the Company’s statutory restrictions.

Equity securities are carried at fair value and consist primarily of investments in exchange traded funds, mutual funds and marketable common and preferred stocks of corporate entities.

The Company classifies its publicly traded debt and equity securities as available-for-sale with unrealized gains or losses classified as a component of accumulated other comprehensive loss. See Note 3 Debt and Equity Securities to the consolidated financial statements for additional discussion of the Company’s accounting policies pertaining to its debt and equity securities, including other-than-temporary impairment and fair value measurement.

Other long-term investments consist primarily of investments in affiliates, which are accounted for under either the equity method or the cost method of accounting, investments in real estate and notes receivable. For each of the years ended December 31, 2013 and 2012, the Company recognized $7.8 million of impairment losses on investments in affiliates. For the year ended December 31, 2011, the Company recognized $8.6 million of impairment losses on other long-term investments, including $6.3 million related to investments in affiliates and $2.3 million related to notes receivable. In making the determination as to whether an individual investment in affiliate was impaired, the Company assessed the then-current and expected financial condition of each relevant entity, including, but not limited to, the anticipated ability of the entity to make its contractually required payments to the Company (with respect to debt obligations to us), the results of valuation work performed with respect to the entity, the entity’s anticipated ability to generate sufficient cash flows and the market conditions in the industry in which the entity was operating.

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

Loans receivable

The performance of the Company’s loan portfolio is evaluated on an ongoing basis by management. Loans receivable are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans receivable are measured at the present value of expected future cash flows discounted at the loan’s effective interest rate. As a practical expedient, the loan may be valued based on its observable market price or the fair value of the collateral, if the loan is collateral-dependent. No indications of material impairment to loans receivable were identified during the three-year period ended December 31, 2013.

Loans, including impaired loans, are generally classified as non-accrual if they miss more than three contractual payments, which usually represent past due between 60 to 90 days or more. The Company’s general policy is to reverse from income previously accrued but unpaid interest. While a loan is classified under non-accrual status and the future collectability of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. Income on such loans is subsequently recognized only to the extent that cash is received and future collection of principal is probable. Loans may be returned to accrual status when all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within an acceptable period of time. Interest income on non-accrual loans that would have been recognized during the years ended December 31, 2013, 2012 and 2011, if all of such loans had been current in accordance with their original terms, totaled $134 thousand, $138 thousand and $163 thousand, respectively.

The allowance for loan losses is established through charges to earnings in the form of a provision for loan losses. Loan losses are charged to, and recoveries are credited to, the allowance for loan losses. The provision for loan losses is determined after considering various factors, such as loan loss experience, maturity of the portfolio, size of the portfolio, borrower credit

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

history, the existing allowance for loan losses, current charges and recoveries to the allowance for loan losses, the overall quality of the loan portfolio, and current economic conditions, as determined by management, regulatory agencies and independent credit review specialists. While many of these factors are essentially a matter of judgment and may not be reduced to a mathematical formula, the Company believes that, in light of the collateral securing its loan portfolio, the current allowance for loan losses is an adequate allowance against probable losses incurred as of December 31, 2013.

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

Depreciation on buildings and on furniture and equipment is computed using the straight-line method over estimated useful lives of 5 to 40 years and 1 to 15 years, respectively. Capitalized software costs are amortized using the straight-line method over estimated useful lives of 1 to 15 years. Leasehold improvements are amortized over useful lives that are consistent with the lease term.

Title plants and other indexes

Title plants and other indexes includes title plants of $523.1 million and capitalized real estate data, net of $0.8 million at December 31, 2013 and title plants of $520.7 million and capitalized real estate data, net of $1.0 million at December 31, 2012. Title plants are carried at original cost, with the costs of daily maintenance (updating) charged to expense as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes its title plants at least annually for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. Capitalized real estate data is amortized using the straight-line method over estimated useful lives of 3 to 15 years.

Goodwill

The Company is required to perform an annual goodwill impairment assessment for each reporting unit. The Company’s four reporting units are title insurance, home warranty, property and casualty insurance and trust and other services. The Company has elected to perform this annual assessment in the fourth quarter of each fiscal year or sooner if circumstances indicate possible impairment. Based on current guidance, the Company has the option to perform a qualitative assessment to determine if the fair value is more likely than not (i.e. a likelihood of greater than 50%) less than the carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test, or may choose to forego the qualitative assessment and perform the quantitative impairment test. The qualitative factors considered in this assessment may include macroeconomic conditions, industry and market considerations, overall financial performance as well as other relevant events and circumstances as determined by the Company. The Company evaluates the weight of each factor to determine whether it is more likely than not that impairment may exist. If the results of the qualitative assessment indicate the more likely than not threshold was not met, the Company may choose not to perform the quantitative impairment test. If, however, the more likely than not threshold is met, the Company performs the quantitative test as required and discussed below.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Step 2 involves calculating an implied fair value of goodwill for each reporting unit for which Step 1 indicated impairment. The implied fair value of goodwill is determined in a manner similar to the amount of goodwill calculated in a business combination, by measuring the excess of the estimated fair value of the reporting unit, as determined in Step 1, over the aggregate estimated fair values of the individual assets, liabilities and identifiable intangibles as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment loss is recorded for the excess. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted.

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

Other intangible assets

The Company’s intangible assets consist of covenants not to compete, customer lists, trademarks, patents and licenses. Each of these intangible assets, excluding licenses, is amortized on a straight-line basis over its useful life ranging from 1 to 20 years and is subject to impairment assessments when there is an indication of a triggering event or abandonment. Licenses are an intangible asset with an indefinite life and are therefore not amortized but rather assessed for impairment by comparing the fair value of the license with its carrying value at least annually and when an indicator of potential impairment has occurred.

Long-lived assets

Long-lived assets held and used include property and equipment, capitalized software and other intangible assets with a finite life. Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of long-lived assets held and used whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. If the undiscounted cash flow analysis indicates a long-lived asset is not recoverable, an impairment loss is recorded for the excess of the carrying amount of the asset over its fair value.

In addition, the Company carries long-lived assets held for sale at the lower of cost or market as of the date that certain criteria have been met. As of December 31, 2013 and 2012 the Company had no material long-lived assets classified as held for sale.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The process of assessing the loss provision rate and the resulting IBNR reserve involves evaluation of the results of an in-house actuarial review. The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by in-house claims and operations personnel. Current economic and business trends are also reviewed and used in the reserve analysis. These include real estate and mortgage markets conditions, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience. Results from the analysis include, but are not limited to, a range of IBNR reserve estimates and a single point estimate for IBNR as of the balance sheet date.

For recent policy years at early stages of development (generally the last three years), IBNR is estimated using a combination of expected loss rate and multiplicative loss development factor calculations. For more mature policy years, IBNR generally is estimated using multiplicative loss development factor calculations. The expected loss rate method estimates IBNR by applying an expected loss rate to total title insurance premiums and escrow fees, and adjusting for policy year maturity using estimated loss development patterns. Multiplicative loss development factor calculations estimate IBNR by applying factors derived from loss development patterns to losses realized to date. The expected loss rate and loss development patterns are based on historical experience and the relationship of the history to the applicable policy years.

The Company’s management uses the IBNR point estimate from the in-house actuary’s analysis and other relevant information it may have concerning claims to determine what it considers to be the best estimate of the total amount required for the IBNR reserve.

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 75 to 85% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $105.8 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

Revenues earned by the Company’s trust operations are recognized at the time of delivery, as the Company has no significant ongoing obligation after delivery.

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

In addition, the Company has an employee stock purchase plan that allows eligible employees the option to purchase common stock of the Company at 85% of the lower of the closing price on either the first or last day of each offering period.  The offering periods are three-month periods beginning on January 1, April 1, July 1 and October 1 of each fiscal year.  The Company recognizes an expense in the amount equal to the value of the 15% discount and look-back feature over the three-month offering period.

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

Foreign currency

The Company operates in foreign countries, including Canada, the United Kingdom, Australia and various other established and emerging markets. The functional currencies of the Company’s foreign subsidiaries are generally their respective local currencies. The financial statements of the foreign subsidiaries are translated into U.S. dollars as follows: assets and liabilities at the exchange rate as of the balance sheet date, equity at the historical rates of exchange, and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions are included within other operating expenses.

Reinsurance

The Company assumes and cedes large title insurance risks through reinsurance. Additionally, the Company’s property and casualty insurance business uses reinsurance to limit risk associated with natural disasters such as windstorms, winter storms, wildfires and earthquakes. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer. The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss. The primary insurer generally remains liable to its insured for the total risk, but is reinsured under the terms of the reinsurance agreement. The amount of premiums assumed and ceded is recorded as a component of direct premiums and escrow fees on the Company’s income statement. The total amount of premiums assumed and ceded in connection with reinsurance was less than 1.0% of consolidated premium and escrow fees for each of the three years ended December 31, 2013. Payments and recoveries on reinsured losses for the Company’s title insurance and property and casualty businesses were immaterial during the three years ended December 31, 2013.

Escrow deposits and trust assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $4.7 billion and $4.2 billion at December 31, 2013 and 2012, respectively, of which $1.6 billion and $1.2 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying consolidated balance sheets in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trust assets totaled $3.0 billion and $2.8 billion at December 31, 2013 and 2012, respectively, and were held or managed by First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

Like-kind exchanges

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $1.4  billion at December 31, 2013 and 2012. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pending Accounting Pronouncements:

In July 2013, the FASB issued updated guidance intended to eliminate the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. Management expects the adoption of this guidance to have no impact on the Company’s consolidated financial statements.

NOTE 2.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments totaling $128.9 million and $111.9 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2013 and 2012, respectively.

Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. As of December 31, 2013, under such regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries in 2014, without prior approval from applicable regulators, was $314.9 million.

The Company’s principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), maintained total statutory capital and surplus of $996.0 million and $956.4 million as of December 31, 2013 and 2012, respectively. Statutory net income for the years ended December 31, 2013, 2012 and 2011 was $199.1 million, $301.9 million and $92.3 million, respectively. FATICO was in compliance with the minimum statutory capital and surplus requirements as of December 31, 2013.

FATICO is domiciled in California and its statutory-basis financial statements are prepared in accordance with accounting practices prescribed or permitted by the California Department of Insurance. The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures Manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the state of California. The state of California has adopted certain prescribed accounting practices that differ from those found in NAIC SAP. Specifically, 1) the timing of amounts released from the statutory premium reserve under California’s required practice differs from NAIC SAP resulting in total statutory capital and surplus that was lower by $193.8 million and $204.1 million at December 31, 2013 and 2012, respectively, than if reported in accordance with NAIC SAP and 2) the amount of title plant assets admitted under California’s required practice differs from NAIC SAP resulting in no impact to total statutory capital and surplus at December 31, 2013 and total statutory capital and surplus that was lower by $19.0 million at December 31, 2012 than if reported in accordance with NAIC SAP. Additionally, for the year ended December 31, 2012 the state of California granted a permitted accounting practice to FATICO that differs from NAIC SAP; specifically, the determination to not record a bulk reserve within the known claims reserve differs from NAIC SAP resulting in total statutory capital and surplus that was higher by $101.4 million at December 31, 2012 than if reported in accordance with NAIC SAP. During 2013, a non-substantive change was adopted by the NAIC whereby bulk reserves were no longer required under NAIC SAP; accordingly, no permitted accounting practice was requested by FATICO as of December 31, 2013.

Statutory accounting principles differ in some respects from generally accepted accounting principles, and these differences include, but are not limited to, non-admission of certain assets (principally limitations on deferred tax assets, capitalized furniture and other equipment, premiums and other receivables 90 days past due, assets acquired in connection with claim settlements other than real estate or mortgage loans secured by real estate and limitations on goodwill), reporting of bonds at amortized cost, deferral of premiums received as statutory premium reserve, supplemental reserve (if applicable) and exclusion of the incurred but not reported claims reserve.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Debt and Equity Securities:

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

					Other-than- temporary impairments in AOCI
	Amortized cost	Gross unrealized		Estimated fair value
(in thousands)		gains	losses
December 31, 2013
U.S. Treasury bonds	$66,400	$669	$(685)	$66,384	$—
Municipal bonds	491,143	5,113	(10,291)	485,965	—
Foreign bonds	221,298	1,836	(626)	222,508	—
Governmental agency bonds	267,713	233	(5,401)	262,545	—
Governmental agency mortgage-backed securities	1,426,489	2,074	(25,254)	1,403,309	—
Non-agency mortgage-backed securities (1)	19,658	1,167	(1,803)	19,022	20,743
Corporate debt securities	355,893	7,279	(3,088)	360,084	—
	$2,848,594	$18,371	$(47,148)	$2,819,817	$20,743
December 31, 2012
U.S. Treasury bonds	$80,651	$1,574	$(50)	$82,175	$—
Municipal bonds	361,912	14,516	(606)	375,822	—
Foreign bonds	236,630	2,312	(197)	238,745	—
Governmental agency bonds	324,323	1,445	(318)	325,450	—
Governmental agency mortgage-backed securities	1,271,408	11,259	(1,135)	1,281,532	—
Non-agency mortgage-backed securities (1)	26,656	—	(4,810)	21,846	20,743
Corporate debt securities	311,695	14,941	(325)	326,311	—
	$2,613,275	$46,047	$(7,441)	$2,651,881	$20,743

(1)

At December 31, 2012, the $26.7 million amortized cost is net of $3.6 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the year ended December 31, 2012. At December 31, 2013, the $1.8 million gross unrealized losses related to securities determined to be other-than-temporarily impaired. At December 31, 2012, the $4.8 million gross unrealized losses include $4.4 million of unrealized losses for securities determined to be other-than-temporarily impaired and $0.4 million of unrealized losses for securities for which an other-than-temporary impairment has not been recognized. The $20.7 million other-than-temporary impairments recorded in accumulated other comprehensive income (loss) (“AOCI”) at December 31, 2013 and 2012, represent the amount of other-than-temporary impairment losses recognized in AOCI which were not included in earnings due to the fact that the losses were not considered to be credit related. Other-than-temporary impairments were recognized in AOCI for non-agency mortgage-backed securities only.

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

		Gross unrealized		Estimated fair value
(in thousands)	Cost	gains	losses
December 31, 2013
Preferred stocks	$9,915	$1,567	$(397)	$11,085
Common stocks	324,184	25,137	(2,363)	346,958
	$334,099	$26,704	$(2,760)	$358,043
December 31, 2012
Preferred stocks	$13,326	$752	$(41)	$14,037
Common stocks	177,844	6,447	(408)	183,883
	$191,170	$7,199	$(449)	$197,920

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Separation, TFAC issued to the Company and FATICO a number of shares of its common stock that resulted in the Company and FATICO collectively owning 12.9 million shares of CoreLogic’s common stock immediately following the Separation. During 2011 the Company sold 4.0 million shares for an aggregate cash price of $75.8 million and during 2012 the Company and FATICO sold the remaining 8.9 million shares for an aggregate cash price of $207.9 million. At December 31, 2012, the Company no longer owned any CoreLogic common stock.

The Company had the following net unrealized gains (losses) as of December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
	(in thousands)
Debt securities for which an OTTI has been recognized	$(625)	$(4,435)	$(10,937)
Debt securities—all other	(28,152)	43,041	45,268
Equity securities	23,944	6,750	(47,887)
	$(4,833)	$45,356	$(13,556)

Sales of debt and equity securities resulted in realized gains of $17.2 million, $70.1 million and $12.4 million and realized losses of $15.5 million, $0.3 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company had the following gross unrealized losses as of December 31, 2013 and 2012:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2013
Debt securities:
U.S. Treasury bonds	$37,492	$(685)	$—	$—	$37,492	$(685)
Municipal bonds	230,180	(8,938)	27,687	(1,353)	257,867	(10,291)
Foreign bonds	56,579	(626)	—	—	56,579	(626)
Governmental agency bonds	203,011	(5,375)	131	(26)	203,142	(5,401)
Governmental agency mortgage-backed securities	838,411	(20,970)	124,425	(4,284)	962,836	(25,254)
Non-agency mortgage-backed securities	—	—	12,086	(1,803)	12,086	(1,803)
Corporate debt securities	129,394	(2,422)	12,500	(666)	141,894	(3,088)
Total debt securities	1,495,067	(39,016)	176,829	(8,132)	1,671,896	(47,148)
Equity securities	85,112	(2,718)	1,046	(42)	86,158	(2,760)
Total	$1,580,179	$(41,734)	$177,875	$(8,174)	$1,758,054	$(49,908)
December 31, 2012
Debt securities:
U.S. Treasury bonds	$27,219	$(50)	$—	$—	$27,219	$(50)
Municipal bonds	60,229	(557)	451	(49)	60,680	(606)
Foreign bonds	58,262	(183)	1,031	(14)	59,293	(197)
Governmental agency bonds	60,882	(318)	—	—	60,882	(318)
Governmental agency mortgage-backed securities	135,354	(889)	22,112	(246)	157,466	(1,135)
Non-agency mortgage-backed securities	6,544	(1,498)	15,302	(3,312)	21,846	(4,810)
Corporate debt securities	35,537	(227)	996	(98)	36,533	(325)
Total debt securities	384,027	(3,722)	39,892	(3,719)	423,919	(7,441)
Equity securities	34,258	(447)	98	(2)	34,356	(449)
Total	$418,285	$(4,169)	$39,990	$(3,721)	$458,275	$(7,890)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all securities in the Company’s non-agency mortgage-backed portfolio are senior tranches and all were investment grade at the time of purchase, however, all have been downgraded to below investment grade since initial purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed securities by collateral type and year of issuance. All amounts are as of December 31, 2013.

(in thousands, except number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value
Non-agency mortgage- backed securities:
Prime single family residential:
2007	1	$3,552	$2,873
2006	3	9,389	8,275
2005	1	948	938
Alt-A single family residential:
2007	1	5,769	6,936
	6	$19,658	$19,022

The amortized cost and estimated fair value of debt securities at December 31, 2013, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$10,583	$40,674	$11,053	$4,090	$66,400
Estimated fair value	$10,705	$40,811	$10,873	$3,995	$66,384
Municipal bonds
Amortized cost	$9,578	$187,176	$170,951	$123,438	$491,143
Estimated fair value	$9,612	$188,656	$169,512	$118,185	$485,965
Foreign bonds
Amortized cost	$30,636	$176,969	$12,426	$1,267	$221,298
Estimated fair value	$30,788	$178,332	$12,105	$1,283	$222,508
Governmental agency bonds
Amortized cost	$7,119	$167,881	$83,566	$9,147	$267,713
Estimated fair value	$7,129	$166,043	$80,511	$8,862	$262,545
Corporate debt securities
Amortized cost	$21,352	$235,461	$93,937	$5,143	$355,893
Estimated fair value	$21,546	$238,638	$94,512	$5,388	$360,084
Total debt securities excluding mortgage-backed securities
Amortized cost	$79,268	$808,161	$371,933	$143,085	$1,402,447
Estimated fair value	$79,780	$812,480	$367,513	$137,713	$1,397,486
Total mortgage-backed securities
Amortized cost					$1,446,147
Estimated fair value					$1,422,331
Total debt securities
Amortized cost					$2,848,594
Estimated fair value					$2,819,817

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other-than-temporary impairment—debt securities

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2013, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

The Company determines if a non-agency mortgage-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed securities in its portfolio that are in an unrealized loss position. For the securities that were determined not to be other-than-temporarily impaired at December 31, 2013, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

Cash flows expected to be collected for each non-agency mortgage-backed security are estimated by analyzing loan-level detail to estimate future cash flows from the underlying assets, which are then applied to the security based on the underlying contractual provisions of the securitization trust that issued the security (e.g. subordination levels, remaining payment terms, etc.). The Company uses third-party software to determine how the underlying collateral cash flows will be distributed to each security issued from the securitization trust. The primary assumptions used in estimating future collateral cash flows are prepayment speeds, default rates and loss severity. In developing these assumptions, the Company considers the financial condition of the borrower, loan to value ratio, loan type and geographical location of the underlying property. The Company utilizes publicly available information related to specific assets, generally available market data such as forward interest rate curves and securities, loans and property data and market analytics tools provided through a third party.

The table below summarizes the primary assumptions used at December 31, 2013 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	7.9%	6.7%–9.8%
Default rates	2.6%	1.7%–3.7%
Loss severity	19.4%	4.4%–25.7%

As a result of the Company’s security-level review, it did not recognize any other-than-temporary impairments considered to be credit related for the year ended December 31, 2013, and recognized $3.6 million and $9.1 million in earnings for the years ended December 31, 2012 and 2011, respectively. It is possible that the Company could recognize additional other-than-temporary impairment losses on some securities it owns at December 31, 2013 if future events or information cause it to determine that a decline in value is other-than-temporary.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the years ended December 31, 2013, 2012, and 2011.

	December 31,
	2013	2012	2011
	(in thousands)
Cumulative credit loss on debt securities held at beginning of period	$16,478	$33,656	$24,590
Addition to credit loss for which an other-than-temporary impairment was previously recognized	—	3,564	7,667
Addition to credit loss for which an other-than-temporary impairment was not previously recognized	—	—	1,401
Accumulated losses on securities that matured or were sold during the year	—	(20,742)	(2)
Cumulative credit loss on debt securities held as of end of period	$16,478	$16,478	$33,656

Other-than-temporary impairment—equity securities

When a decline in the fair value of an equity security, including common and preferred stock, is considered to be other-than-temporary, such equity security is written down to its fair value. When assessing if a decline in value is other-than-temporary, the factors considered include the length of time and extent to which fair value has been below cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security, the seniority of the securities, issuer-specific news and other developments, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes (including the outlook for industry sectors, which includes government policy initiatives) and the Company’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as other evidence that might exist supporting the view that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. For the years ended December 31, 2013, 2012 and 2011, the Company did not record other-than-temporary impairment losses related to its equity securities.

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

Typical inputs and assumptions to pricing models used to value the Company’s U.S. Treasury bonds, municipal bonds, foreign bonds, governmental agency bonds, governmental agency mortgage-backed securities and corporate debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes and prepayment speeds. The fair value of non-agency mortgage-backed securities was obtained from the independent pricing services referenced above and subject to the Company’s validation procedures discussed above. However, since these securities were not actively traded, there were fewer observable inputs available requiring the pricing services to use more judgment in determining the fair value of the securities, therefore the Company classified non-agency mortgage-backed securities as Level 3.

The significant unobservable inputs used in the fair value measurement of the Company’s non-agency mortgage-backed securities include prepayment rates, default rates and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for default rates is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

Equity Securities

The fair value of equity securities, including preferred and common stocks, were based on quoted market prices for identical assets that are readily and regularly available in an active market.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of December 31, 2013 and 2012, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value	Level 1	Level 2	Level 3
December 31, 2013
Debt securities:
U.S. Treasury bonds	$66,384	$—	$66,384	$—
Municipal bonds	485,965	—	485,965	—
Foreign bonds	222,508	—	222,508	—
Governmental agency bonds	262,545	—	262,545	—
Governmental agency mortgage- backed securities	1,403,309	—	1,403,309	—
Non-agency mortgage-backed securities	19,022	—	—	19,022
Corporate debt securities	360,084	—	360,084	—
	2,819,817	—	2,800,795	19,022
Equity securities:
Preferred stocks	11,085	11,085	—	—
Common stocks	346,958	346,958	—	—
	358,043	358,043	—	—
	$3,177,860	$358,043	$2,800,795	$19,022

(in thousands)	Estimated fair value	Level 1	Level 2	Level 3
December 31, 2012
Debt securities:
U.S. Treasury bonds	$82,175	$—	$82,175	$—
Municipal bonds	375,822	—	375,822	—
Foreign bonds	238,745	—	238,745	—
Governmental agency bonds	325,450	—	325,450	—
Governmental agency mortgage- backed securities	1,281,532	—	1,281,532	—
Non-agency mortgage-backed securities	21,846	—	—	21,846
Corporate debt securities	326,311	—	326,311	—
	2,651,881	—	2,630,035	21,846
Equity securities:
Preferred stocks	14,037	14,037	—	—
Common stocks	183,883	183,883	—	—
	197,920	197,920	—	—
	$2,849,801	$197,920	$2,630,035	$21,846

The Company did not have any transfers in and out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2013 and 2012. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
(in thousands)	2013	2012
Fair value at beginning of year	$21,846	$30,634
Total gains/(losses) (realized and unrealized):
Included in earnings:
Net other-than-temporary impairment losses recognized in earnings	—	(3,564)
Included in other comprehensive loss	4,174	6,645
Settlements	(6,998)	(5,553)
Sales	—	(6,316)
Fair value as of December 31	$19,022	$21,846
Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$—	$(3,564)

The Company did not purchase any non-agency mortgage-backed securities during the years ended December 31, 2013 and 2012.

NOTE 4.    Financing Receivables:

Financing receivables are summarized as follows:

	December 31,
	2013	2012
	(in thousands)
Loans receivable, net:
Real estate–mortgage
Multi-family residential	$7,455	$8,768
Commercial	69,865	102,626
Other	712	598
	78,032	111,992
Allowance for loan losses	(3,626)	(3,893)
Participations sold	(633)	(761)
Deferred loan fees, net	(18)	14
Loans receivable, net	73,755	107,352
Other long-term investments:
Notes receivable—secured	10,533	11,358
Notes receivable—unsecured	2,593	2,710
	13,126	14,068
Loss reserve	(2,584)	(2,902)
Notes receivable, net	10,542	11,166
Total financing receivables, net	$84,297	$118,518

Real estate loans are collateralized by properties located primarily in Southern California. The average yield on the loan portfolio was 6.04% and 6.31% for the years ended December 31, 2013 and 2012, respectively. Average yields are affected by prepayment penalties recorded as income, prepayment speeds, loan fees amortized to income and the market interest rates.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of 2011, the Company began the multi-year process of winding-down the operations of its industrial bank, First Security Business Bank (“FSBB”). Prior to initiating the wind-down, FSBB accepted deposits and used these deposits to purchase or originate loans secured by commercial properties primarily in Southern California. Currently, FSBB continues to accept and service deposits and to service its existing loan portfolio, but is generally no longer originating or purchasing new loans.

Aging analysis of loans and notes receivable at December 31, 2013, is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Non-accrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$7,455	$7,455	$—	$—	$—	$—
Commercial	69,865	67,807	—	—	—	2,058
Other	712	712	—	—	—	—
	$78,032	$75,974	$—	$—	$—	$2,058
Notes Receivable:
Secured	$10,533	$5,784	$3,668	$—	$231	$850
Unsecured	2,593	771	—	—	—	1,822
	$13,126	$6,555	$3,668	$—	$231	$2,672

Aging analysis of loans and notes receivables at December 31, 2012, is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Non-accrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$8,768	$8,768	$—	$—	$—	$—
Commercial	102,626	99,911	—	160	—	2,555
Other	598	556	—	—	—	42
	$111,992	$109,235	$—	$160	$—	$2,597
Notes Receivable:
Secured	$11,358	$6,517	$3,912	$72	$16	$841
Unsecured	2,710	319	—	—	811	1,580
	$14,068	$6,836	$3,912	$72	$827	$2,421

The aggregate annual maturities for loans and notes receivable at December 31, 2013, are as follows:

Year	Loans Receivable	Notes Receivable
	(in thousands)
2014	$1,005	$5,315
2015	4,524	1,235
2016	1,592	1,553
2017	6,017	741
2018	9,297	527
2019 and thereafter	55,597	3,755
	$78,032	$13,126

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    Property and Equipment:

Property and equipment consists of the following:

	December 31,
	2013	2012
	(in thousands)
Land	$29,816	$30,111
Buildings	277,131	274,352
Furniture and equipment	182,912	169,412
Capitalized software	402,713	379,151
	892,572	853,026
Accumulated depreciation and amortization	(531,224)	(509,576)
	$361,348	$343,450

NOTE 6.    Goodwill:

A summary of the changes in the carrying amount of goodwill, by operating segment, for the years ended December 31, 2013 and 2012, is as follows:

	Title Insurance and Services	Specialty Insurance	Total
	(in thousands)
Balance as of December 31, 2011	$771,655	$46,765	$818,420
Acquisitions	25,648	—	25,648
Foreign currency exchange	1,789	—	1,789
Balance as of December 31, 2012	799,092	46,765	845,857
Acquisitions	4,456	—	4,456
Foreign currency exchange	(4,287)	—	(4,287)
Balance as of December 31, 2013	$799,261	$46,765	$846,026

The Company’s goodwill impairment assessments for 2013, 2012 and 2011 did not indicate impairment to any of its reporting units. There is no accumulated impairment for goodwill as the Company has never recognized impairment to any of its reporting units.

NOTE 7.    Other Intangible Assets:

Other intangible assets consist of the following:

	December 31,
	2013	2012
	(in thousands)
Finite-lived intangible assets:
Customer lists	$77,382	$77,981
Covenants not to compete	26,928	26,842
Trademarks	10,026	10,070
Patents	2,840	2,840
	117,176	117,733
Accumulated amortization	(88,624)	(78,495)
	28,552	39,238
Indefinite-lived intangible assets:
Licenses	17,795	17,857
	$46,347	$57,095

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for finite-lived intangible assets was $12.0 million for the years ended December 31, 2013 and 2012 and $13.9 million for the year ended December 31, 2011.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
2014	$8,243
2015	$4,726
2016	$3,819
2017	$2,215
2018	$2,116

NOTE 8.    Deposits:

Deposit accounts are summarized as follows:

	December 31,
	2013	2012
	(in thousands, except percentages)
Escrow accounts:
Interest bearing	$1,376,921	$904,919
Non-interest bearing	176,964	323,568
	1,553,885	1,228,487
Savings accounts	22,015	25,067
Certificate accounts:
Less than one year	19,813	20,315
One to five years	6,783	16,900
	26,596	37,215
Business checking and other deposits (1)	90,436	120,424
	$1,692,932	$1,411,193
Annualized interest rates:
Escrow accounts	0.13%	0.17%
Savings accounts	0.50%	0.60%
Certificate accounts	1.28%	1.46%

(1)	Business checking and other deposits primarily reflect non-interest bearing accounts.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of year	$976,462	$1,014,676	$1,108,238
Provision related to:
Current year	380,723	335,097	308,425
Prior years	149,633	62,620	111,711
	530,356	397,717	420,136
Payments, net of recoveries, related to:
Current year	182,653	160,138	149,004
Prior years	296,657	285,848	354,430
	479,310	445,986	503,434
Other	(9,143)	10,055	(10,264)
Balance at end of year	$1,018,365	$976,462	$1,014,676

“Other” primarily represents reclassifications to the reserve for foreign currency gains/losses and assets acquired in connection with claim settlements. Claims activity associated with reinsurance is not material and, therefore, not presented separately. Current year payments include $167.3 million, $144.1 million and $135.1 million in 2013, 2012 and 2011, respectively, that primarily relate to the Company’s specialty insurance segment. Prior year payments include $16.0 million, $16.7 million and $20.5 million in 2013, 2012 and 2011, respectively, that relate to the Company’s specialty insurance segment.

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 8.8%, 6.9% and 9.5% for the years ended December 31, 2013, 2012 and 2011, respectively.

The current year rate of 8.8% reflected an ultimate loss rate of 5.0% for the current policy year and a net increase in the loss reserve estimates for prior policy years of $148.5 million. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during 2013, primarily from domestic lenders policies, commercial policies and the Company’s guaranteed valuation product offered in Canada. The reserve strengthening associated with domestic lenders policies was $67.4 million and was primarily attributable to increased claims frequency for policy years 2004 through 2008.  The increased claims frequency was primarily due to mortgage lenders and servicers processing a large volume of foreclosures during 2013.  As foreclosure processing increases, lenders claims generally increase, because lenders claims typically come from foreclosures in which the lender suffers a loss.  The Company expects the high level of foreclosure processing to continue in the near term as mortgage lenders and servicers work through their foreclosure inventory.  The reserve strengthening associated with domestic lenders policies reflects these expectations.  The reserve strengthening associated with commercial policies was $38.8 million and was primarily attributable to several large commercial claims, mainly from mechanics liens, and primarily related to policy years 2007 and 2008. The reserve strengthening associated with the guaranteed valuation product offered in Canada was $21.7 million and was primarily attributable to claims frequency exceeding the Company’s expectations during 2013. The increase in frequency primarily related to policy years 2007 and 2010.  There is substantial uncertainty as to the ultimate loss emergence for the guaranteed valuation product due to the following factors, among others, (i) claims associated with this product are generally made only after a foreclosure on the related property and foreclosure rates in Canada are difficult to predict and (ii) limited historical loss data exists as a result of the relatively recent introduction of this product in 2003. While the Company believes its claims reserve attributable to the guaranteed valuation product is adequate, this uncertainty increases the potential for adverse loss development relative to this product.

As of December 31, 2013, the title insurance and services segment’s IBNR reserve was $840.1 million, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $729.7 million to $1.0 billion. The range limits are $110.4 million below and $201.0 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The prior year rate of 6.9% reflected an ultimate loss rate of 5.1% for policy year 2012 and a net increase in the loss reserve estimates for prior policy years of $62.1 million. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during 2012, primarily from domestic lenders policies and international business, including the guaranteed valuation product offered in Canada. The reserve strengthening associated with domestic lenders policies was $25.6 million and was primarily attributable to policy years 2005 through 2007. This strengthening was primarily due to an increase in claims frequency experienced during 2012, partially offset by a slight decrease in severity. The reserve strengthening associated with the international business, excluding the guaranteed valuation product, was $15.6 million and was primarily related to increased severity experienced during 2012 for policy years 2003 through 2011. The reserve strengthening associated with the guaranteed valuation product was $11.8 million and reflected an increase in claims frequency experienced during the first half of 2012. The increase in frequency primarily related to policy years 2008 and 2009.

The 2011 rate of 9.5% reflected an ultimate loss rate of 5.6% for policy year 2011 and included a $45.3 million reserve strengthening adjustment related to the Company’s guaranteed valuation product offered in Canada, a $32.2 million charge in connection with the settlement of Bank of America’s lawsuit against the Company and $34.2 million in unfavorable development for certain prior policy years, primarily 2007. The reserve strengthening adjustment related to the guaranteed valuation product reflected a significant increase in claim frequency experienced in the first quarter of 2011. More specifically, the number of claims reported in the first quarter of 2011, when annualized, increased approximately 150% when compared with the number of claims reported in 2010. The increase in frequency primarily related to policy years 2005 through 2009 (reflecting the relatively long claims development lag for the guaranteed valuation product). These policy years began showing evidence of higher claims frequencies than prior policy years during the first quarter of 2011. In addition, adverse loss development in 2011 included higher-than-expected claims emergence for commercial and lenders policies, particularly for policy years 2005 through 2007. Management believes that these policy years have higher ultimate loss ratios than historical averages, and that they also have experienced accelerated reporting and payment of claims, particularly on lenders policies. Reasons for higher loss levels and acceleration of claims reporting and payment include adverse underwriting conditions in real estate markets during 2005 through 2007, declines in real estate prices, increased levels of foreclosures and increased mechanics lien exposure due to failures of development projects. For additional discussion regarding the Bank of America lawsuit see Note 20 Litigation and Regulatory Contingencies to the consolidated financial statements.

The current economic environment continues to show potential for volatility over the short term, which may affect title claims. Relevant contributing factors include continuing elevated foreclosure inventory and foreclosure processing, general economic uncertainty and government actions that may mitigate or exacerbate recent trends. Other factors, including factors not yet identified, may also influence claims development. At this point, real estate and financial market conditions appear to be improving, particularly increasing real estate prices and declining mortgage defaults, yet significant uncertainty remains, particularly in regard to governmental regulatory changes and fiscal policies which affect economic conditions broadly. The current environment continues to create an increased potential for actual claims experience to vary significantly from projections, in either direction, which would directly affect the claims provision. If actual claims vary significantly from expected, reserves may be adjusted to reflect updated estimates of future claims.

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

A general decline in real estate prices can expose lenders to greater risk of losses on mortgage loans, as loan-to-value ratios increase and defaults and foreclosures increase. The current environment is expected to have increased potential for claims on lenders title policies as foreclosure processing volumes are expected to remain elevated in the near term. Title insurance claims exposure for a given policy year is also affected by the quality of mortgage loan underwriting during the corresponding origination year. The Company believes that sensitivity of claims to external conditions in real estate and mortgage markets is an inherent feature of title insurance’s business economics that applies broadly to the title insurance industry. Lenders have experienced high losses on mortgage loans from prior years, including loans that were originated during the years 2005 through 2008. These losses have led to higher title insurance claims on lenders policies, and also have accelerated the reporting of claims that would have been realized later under more normal conditions.

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

The projected ultimate loss ratios, as of December 31, 2013, for policy years 2013, 2012 and 2011 were 5.0%, 4.1% and 5.0%, respectively, which are lower than the ratios for 2005 through 2008. These projections were based in part on an assumption that more favorable underwriting conditions existed in 2009 through 2013 than in 2005 through 2008, including, but not limited to, tighter loan underwriting standards. Current claims data from policy years 2009 through 2013, while still at an early stage of development, supports this assumption.

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims and non-title claims, follows:

(in thousands, except percentages)	December 31, 2013		December 31, 2012
Known title claims	$135,478	13.3%	$133,070	13.6%
IBNR	840,104	82.5%	805,430	82.5%
Total title claims	975,582	95.8%	938,500	96.1%
Non-title claims	42,783	4.2%	37,962	3.9%
Total loss reserves	$1,018,365	100.0%	$976,462	100.0%

NOTE 10.    Notes and Contracts Payable:

	December 31,
	2013	2012
	(in thousands, except percentages)
4.3% senior unsecured notes due February 1, 2023, net of unamortized discount of $837 at December 31, 2013, effective interest rate of 4.35%	$249,163	$—
Line of credit borrowings due April 17, 2016, weighted-average interest rate 2.21% at December 31, 2012	—	160,000
Trust deed notes with maturities through 2032, collateralized by land and buildings with a net book value of $55,206 and $58,244 at December 31, 2013 and 2012, respectively, weighted-average interest rate of 5.42% and 5.44%, at December 31, 2013 and 2012, respectively	38,151	41,749
Other notes and contracts payable with maturities through 2020, weighted-average interest rate of 2.96% and 2.84% at December 31, 2013 and 2012, respectively	22,971	28,011
	$310,285	$229,760

The weighted-average interest rate for the Company’s notes and contracts payable was 4.34% and 2.87% at December 31, 2013 and 2012, respectively.

The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) as administrative agent, and a syndicate of lenders. The credit agreement is comprised of a $600.0 million revolving credit facility, which will terminate on April 17, 2016, unless terminated earlier. Proceeds under the credit agreement may be used for general corporate purposes. At December 31, 2013, the Company had no outstanding borrowings under the facility.

In the event that the rating by Standard & Poor’s Ratings Services (“S&P”) is below BBB- (or there is no rating from S&P) and, in addition, such rating by Moody’s Investor Services, Inc. (“Moody’s”) is lower than Baa3 (or there is no rating from Moody’s), then the loan commitments are subject to mandatory reduction from (a) 50 percent of the net proceeds of certain equity issuances by any of the Company or certain subsidiaries of the Company (collectively, the “Designated Parties”), and (b) 50 percent of the net proceeds of certain debt incurred or issued by any of the Designated Parties, provided

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the commitment reductions described above are only required to the extent necessary to reduce the total loan commitments to $300.0 million. The Company is only required to prepay loans to the extent that, after giving effect to any mandatory commitment reduction, the aggregate principal amount of all outstanding loans exceeds the remaining total loan commitments.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of certain insolvency and bankruptcy events of default the loans automatically accelerate. As of December 31, 2013, the Company was in compliance with the financial covenants under the credit agreement.

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

The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 2013, are as follows:

Year	Notes and contracts payable
(in thousands)
2014	$13,667
2015	15,020
2016	3,982
2017	5,190
2018	3,429
Thereafter	268,997
$310,285

NOTE 11.    Investment Income:

The components of investment income are as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Interest:
Cash equivalents and deposits with banks	$3,694	$4,407	$6,602
Debt securities	47,226	45,112	47,337
Other long-term investments	2,009	1,013	1,693
Loans receivable	5,474	8,132	10,172
Dividends on equity securities	11,776	5,388	2,896
Equity in earnings of affiliates, net	5,316	6,514	2,717
Other	14,400	10,465	5,354
	$89,895	$81,031	$76,771

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    Income Taxes:

For the years ended December 31, 2013, 2012 and 2011, domestic and foreign pretax income from continuing operations before noncontrolling interests was $286.2 million and $24.5 million, $449.6 million and $17.8 million, and $128.2 million and $2.1 million, respectively.

Income taxes are summarized as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$86,406	$82,269	$(23,095)
State	7,887	15,229	(1,267)
Foreign	24,331	8,234	13,926
	118,624	105,732	(10,436)
Deferred:
Federal	8,937	60,242	69,302
State	9,774	111	4,585
Foreign	(13,691)	(407)	(11,737)
	5,020	59,946	62,150
	$123,644	$165,678	$51,714

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Taxes calculated at federal rate	$108,748	$163,592	$45,603
State taxes, net of federal benefit	11,480	9,525	2,499
Change in liability for tax positions	3,537	2,033	2,548
Change in capital loss valuation allowance	—	(5,276)	—
Foreign income taxed at different rates	8,567	2,881	1,805
Foreign tax credit	(5,640)	(2,921)	—
Other items, net	(3,048)	(4,156)	(741)
	$123,644	$165,678	$51,714

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 39.8% for 2013, 35.4% for 2012 and 39.7% for 2011. The differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits, and changes in the liability related to tax positions reported on the Company’s tax returns. The effective tax rate for 2012 included the release of a valuation allowance recorded against capital losses. In addition, the effective tax rates for 2013 and 2012 reflected the generation of foreign tax credits.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax liability are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Deferred revenue	$8,360	$8,110
Employee benefits	73,302	82,421
Bad debt reserves	17,588	13,423
Investment in affiliates	8,026	9,096
Loss reserves	1,728	3,044
Pension	86,858	121,605
Net operating loss carryforward	38,867	23,749
Securities	1,880	—
Other	6,782	8,874
	243,391	270,322
Valuation allowance	(18,119)	(14,172)
	225,272	256,150
Deferred tax liabilities:
Depreciable and amortizable assets	258,855	238,688
Claims and related salvage	21,196	36,307
Securities	—	18,142
	280,051	293,137
Net deferred tax liability	$54,779	$36,987

The exercise of stock options and vesting of restricted stock units represent a tax benefit that has been reflected as a reduction of taxes payable and an increase to equity. The benefits recorded were $6.2 million and $2.4 million for the years ended December 31, 2013 and 2012, respectively.

In connection with the Separation, the Company and TFAC entered into a tax sharing agreement which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At December 31, 2013 and 2012, the Company had a net payable to CoreLogic of $56.5 million and $52.5 million, respectively, related to tax matters prior to the Separation. This amount is included in the Company’s consolidated balance sheet in other accounts payable and accrued liabilities. The increase during the current year results from an additional accrual for tax matters prior to the Separation.

At December 31, 2013, the Company had available net operating loss carryforwards for income tax purposes totaling $152.0 million, consisting of federal, state and foreign losses of $1.1 million, $11.2 million and $139.7 million, respectively.  Of the aggregate net operating losses, $40.9 million has an indefinite expiration and the remaining $111.1 million expire at various times beginning in 2014. The Company carries a valuation allowance of $18.1 million against its deferred tax assets.  Of this amount, $14.2 million relates to net operating losses; the remaining $3.9 million relates to other foreign deferred tax assets.  The year-over-year increase in the overall valuation allowance relates to current year foreign losses and other foreign deferred tax assets for which no future tax benefit is expected to be realized.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve the forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2012, the Company released a valuation allowance of $5.3 million previously recorded against certain of its deferred tax assets. Specifically, management determined that it was more likely than not that all of its tax capital loss items will be realized prior to expiration as the result of realized gains from sales of securities and favorable market value activity in its securities portfolio. Application of the accounting guidance related to intraperiod tax allocations resulted in the valuation allowance being credited to tax expense in the amount of $5.3 million during the year ended December 31, 2012. As of December 31, 2013, no significant capital loss carryover remains in the Company’s deferred tax inventory.

As of December 31, 2013, United States taxes were not provided for on the earnings of the Company’s foreign subsidiaries of $121.8 million, as the Company has invested or expects to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if the Company determines that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. It is not practicable to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation; however, foreign tax credits may be available to reduce federal income taxes in the event of distribution.

As of December 31, 2013, 2012 and 2011, the liability for income taxes associated with uncertain tax positions was $47.8 million, $47.9 million and $17.3 million, respectively. The decrease in the liability during 2013 was primarily attributable to the Company’s effective settlement of a prior year tax return position. The increase in the liability during 2012 was primarily attributable to the Company’s claim for a timing adjustment in a prior year tax return. As of December 31, 2013, 2012 and 2011, the liabilities could be reduced by $32.6 million, $32.6 million and $2.9 million, respectively, of offsetting tax benefits associated with the correlative effects of potential adjustments including timing adjustments and state income taxes. The net amounts of $15.2 million, $15.3 million and $14.4 million as of December 31, 2013, 2012 and 2011, respectively, if recognized, would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011 is as follows:

	December 31,
	2013	2012	2011
	(in thousands)
Unrecognized tax benefits—opening balance	$47,900	$17,300	$11,100
Gross increases (decreases)—tax positions in prior period	(600)	200	—
Gross increases—current period tax positions	500	30,500	6,200
Expiration of the statute of limitations for the assessment of taxes	—	(100)	—
Unrecognized tax benefits—ending balance	$47,800	$47,900	$17,300

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of December 31, 2013, 2012 and 2011, the Company had accrued $4.7 million, $4.2 million and $3.6 million, respectively, of interest and penalties (net of tax benefits of $1.9 million, $1.7 million and $1.4 million, respectively) related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India, and the United Kingdom. The Company is no longer subject to U.S. federal, state and non-U.S. income tax examinations by taxing authorities for years prior to 2005.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

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

The computation of basic and diluted earnings per share is as follows:

	2013	2012	2011
	(in thousands, except per share data)
Numerator
Net income attributable to the Company	$186,367	$301,041	$78,276
Less: dividends and undistributed earnings allocated to unvested RSUs	324	682	172
Net income allocated to common stockholders	$186,043	$300,359	$78,104
Denominator
Basic weighted-average shares	106,991	106,307	105,197
Effect of dilutive employee stock options and RSUs	2,111	2,235	1,717
Diluted weighted-average shares	109,102	108,542	106,914
Net income per share attributable to the Company’s stockholders
Basic	$1.74	$2.83	$0.74
Diluted	$1.71	$2.77	$0.73

For the years ended December 31, 2013, 2012 and 2011, 11 thousand, 0.7 million and 1.4 million, respectively, of stock options and RSUs were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

NOTE 14.    Employee Benefit Plans:

The First American Financial Corporation 401(k) Savings Plan (the “Savings Plan”) allows for employee-elective contributions up to the maximum amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability, as well as contributions of the participants. The Company’s expense related to the Savings Plan amounted to $10.5 million, $27.8 million and $8.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. This expense represents the discretionary contribution made by the Company to employees’ accounts. Participants are allowed to purchase the Company’s common stock as one of the investment options, subject to certain limitations. The Savings Plan held 3,903,000 shares and 4,144,000 shares of the Company’s common stock, representing 3.7% and 3.9% of the total shares outstanding at December 31, 2013 and 2012, respectively.

The Company’s deferred compensation plan allows participants to defer up to 100% of their salary, commissions and bonus. Participants allocate their deferrals among a variety of investment crediting options (known as “deemed investments”). The term deemed investments means that the participant has no ownership interest in the funds they select; the funds are only used to measure the gains or losses that will be attributed to their deferral account over time. Participants can elect to have their deferral balance paid out in a future year while they are still employed or after their employment ends. The deferred compensation plan is exempt from most provisions of the Employee Retirement Income Security Act (“ERISA”) because it is only available to a select group of management and highly compensated employees and is not a qualified employee benefit plan. To preserve the tax-deferred savings advantages of a nonqualified deferred compensation plan, federal law requires that it be unfunded or informally funded. The participants’ deferrals and any earnings on those deferrals are general unsecured obligations of the Company. The Company is informally funding the deferred compensation plan through a tax-advantaged investment known as variable universal life insurance. Deferred compensation plan assets are held as an asset of the Company within a special trust, called a “Rabbi Trust.” At December 31, 2013 and 2012, the value of the assets in the Rabbi Trust of $73.2 million and $64.4 million, respectively, and the unfunded liabilities of $71.1 million and $61.6 million, respectively, were included in the consolidated balance sheets in other assets and pension costs and other retirement plans, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s defined benefit pension plan is a noncontributory, qualified plan with benefits based on the employee’s compensation and years of service. The defined benefit pension plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008.

The Company also has nonqualified, unfunded supplemental benefit plans covering certain management personnel. Benefits under the Executive and Management Supplemental Benefit Plans are, subject to the limitations described below, based on a participant’s final average compensation, which is computed as the average compensation of the last five full calendar years preceding retirement. Maximum benefits under the Executive and Management Supplemental Benefit Plans are 30% and 15% of final average compensation, respectively. The Company’s compensation committee amended and restated the Executive and Management Supplemental Benefit Plans effective as of January 1, 2011. The plans were amended to make the following changes, among others: (i) close the plans to new participants; (ii) fix the period over which the final average compensation that is used to calculate a participant’s benefit is determined as the one-year average of the five-year period ended on December 31, 2010, irrespective of the participant’s actual retirement date; and (iii) cap the maximum annual benefit at $500,000 for the Company’s chief executive officer, at $350,000 for all other Executive Supplemental Benefit Plan participants and at $250,000 for all Management Supplemental Benefit Plan participants. The amendments to the Executive and Management Supplemental Benefit Plans were accounted for as negative plan amendments with the resulting decrease in the projected benefit obligations being recorded to accumulated other comprehensive loss as a prior service credit.

Certain of the Company’s subsidiaries have separate savings plans and the Company’s international subsidiaries have other employee benefit plans that are included in the other plans, net expense line item shown below.

The following table provides the principal components of employee benefit plan expenses related to the Company’s benefit plans:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Expense:
Savings plan	$10,458	$27,778	$8,697
Defined benefit pension plans	20,975	22,657	22,386
Unfunded supplemental benefit plans	16,673	16,553	17,279
Other plans, net	15,479	10,166	6,628
	$63,585	$77,154	$54,990

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the balance sheet impact, including benefit obligations, assets and funded status associated with the Company’s defined benefit pension and supplemental benefit plans:

	December 31,
	2013		2012
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$424,462	$250,226	$385,756	$223,516
Service costs	—	1,915	—	1,712
Interest costs	17,340	9,521	18,445	10,623
Plan amendment	—	2,088	—	—
Actuarial (gains) losses	(38,766)	(24,233)	37,030	27,226
Benefits paid	(21,001)	(13,059)	(16,769)	(12,851)
Projected benefit obligation at end of year	382,035	226,458	424,462	250,226
Change in plan assets:
Plan assets at fair value at beginning of year	294,216	—	257,078	—
Actual return on plan assets	10,971	—	33,236	—
Contributions	29,283	13,059	20,671	12,851
Benefits paid	(21,001)	(13,059)	(16,769)	(12,851)
Plan assets at fair value at end of year	313,469	—	294,216	—
Reconciliation of funded status:
Unfunded status of the plans	$(68,566)	$(226,458)	$(130,246)	$(250,226)
Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$(68,566)	$(226,458)	$(130,246)	$(250,226)
Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial loss	$162,084	$90,303	$215,405	$124,183
Unrecognized prior service cost (credit)	40	(29,142)	65	(35,639)
	$162,124	$61,161	$215,470	$88,544
Accumulated benefit obligation at end of year	$382,035	$226,458	$424,462	$250,226

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Expense:
Service costs	$1,915	$1,712	$2,167
Interest costs	26,861	29,068	30,152
Expected return on plan assets	(18,776)	(15,553)	(15,316)
Amortization of net actuarial loss	32,033	28,368	27,047
Amortization of prior service credit	(4,385)	(4,385)	(4,385)
	$37,648	$39,210	$39,665

The Company’s net actuarial loss and prior service credit for defined benefit pension and supplemental benefit plans that will be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year are expected to be an expense of $22.4 million and a credit of $4.2 million, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	December 31,
	2013	2012
Defined benefit pension plans
Discount rate	4.18%	4.90%
Rate of return on plan assets	6.50%	5.75%
Unfunded supplemental benefit plans
Discount rate	3.91%	4.90%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	December 31,
	2013	2012
Defined benefit pension plans
Discount rate	4.97%	4.18%
Unfunded supplemental benefit plans
Discount rate	4.80%	3.91%

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

Under the investment policy, asset allocation targets are segmented into liability tracking assets and return seeking assets. The objective of this allocation strategy is to increase the percentage of assets in liability tracking investments as settlement funded status improves. Return seeking assets generally include pooled investment vehicles, foreign and domestic equities, fixed income securities, cash, REITs, and commodities. Liability tracking assets generally include fixed income securities and pooled investment vehicles. The plan maintains a level of cash and cash equivalents appropriate for the timely disbursement of benefits and payment of expenses.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pension plan’s asset allocation targets based on settlement funded status are as follows:

Settlement funded status	Return seeking assets	Liability tracking assets
100.0%	0%	100%
97.5%	15%	85%
95.0%	30%	70%
92.5%	40%	60%
90.0%	50%	50%
87.5%	60%	40%
85.0%	70%	30%
Below 85.0%	85%	15%

A summary of the asset allocations as of December 31, 2013 and 2012 are as follows:

	Percentage of plan assets at December 31,
	2013	2012
Asset category
Cash and cash equivalents	0.7%	0.6%
Equities	48.3%	34.1%
Fixed income funds	29.7%	38.6%
Balanced funds	18.9%	24.3%
Other	2.4%	2.4%

The Company expects to make cash contributions to its defined benefit and unfunded supplemental benefit plans of $27.7 million and $14.0 million, respectively, during 2014.

Benefit payments for all plans, which reflect expected future service, as appropriate, are expected to be made as follows:

Year	(in thousands)
2014	$33,726
2015	$34,835
2016	$35,303
2017	$36,962
2018	$38,070
Five years thereafter	$202,341

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Company’s defined benefit pension plan assets at fair value as of December 31, 2013 and 2012, classified using the fair value hierarchy:

December 31, 2013	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$2,080	$2,080	$—	$—
Equities (a)	151,604	95,860	55,744	—
Fixed income funds (b)	93,210	49,281	43,929	—
Balanced funds (c)	59,147	—	59,147	—
Other (d)	7,428	—	—	7,428
	$313,469	$147,221	$158,820	$7,428

	Estimated fair value	Level 1	Level 2	Level 3
December 31, 2012	(in thousands)
Cash and cash equivalents	$1,922	$1,922	$—	$—
Equities (a)	100,283	100,283	—	—
Fixed income funds (b)	113,525	71,525	42,000	—
Balanced funds (c)	71,400	—	71,400	—
Other (d)	7,086	—	—	7,086
	$294,216	$173,730	$113,400	$7,086

(a) Investments in passively managed index funds, actively managed mutual funds with holdings in domestic and international equities and investments in domestic equities. These investments are valued at the closing price reported on the major market on which the individual securities are traded or the Net Asset Value (“NAV”) provided by the administrator of the fund.

(b) Investments in passively managed index funds and actively managed mutual funds with holdings in domestic and international corporate bonds, sovereign bonds, mortgage-backed securities, and other fixed income instruments. These investments are valued using matrix pricing models and quoted prices of the securities in active markets.

(c) Investments in global multi-asset risk parity strategy funds with holdings in domestic and international debt and equity securities, commodities, real estate, and derivative investments.  These investments are valued using the NAV provided by the administrator of the fund.

(d) Investments in a guaranteed deposit fund with holdings in insurance contracts.  These investments are valued at contract value of the fund including contributions and earnings, less applicable costs and liabilities, as provided by the administrator of the fund.

NOTE 15.    Fair Value of Financial Instruments:

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

Loans receivable, net

The fair value of loans receivable, net is estimated based on the discounted value of the future cash flows using current rates being offered for loans with similar terms to borrowers of similar credit quality.

Investments

The fair value of deposits with banks is estimated based on rates currently offered for deposits of similar remaining maturities, where applicable.

The methodology for determining the fair value of debt and equity securities is discussed in Note 3 Debt and Equity Securities to the consolidated financial statements.

The fair value of notes receivable, net is estimated based on the discounted value of the future cash flows using approximate current market rates being offered for notes with similar maturities and similar credit quality.

Deposits

The carrying value of escrow and other deposit accounts approximates fair value due to the short-term nature of this liability. The fair value of investment certificate accounts is estimated based on the discounted value of future cash flows using a discount rate approximating current market rates for similar liabilities.

Accounts payable and accrued liabilities

The carrying amount for accounts payable and accrued liabilities is a reasonable estimate of fair value due to the short-term maturity of these liabilities. The Company does not include the carrying amounts and fair values of pension costs and other retirement plans as the guidance excludes them from disclosure.

Notes and contracts payable

The fair value of notes and contracts payable are estimated based on current rates offered to the Company for debt of the same remaining maturities.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying amounts and fair values of the Company’s financial instruments as of December 31, 2013 and 2012 are presented in the following table.

	December 31,
	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial Assets:
Cash and cash equivalents	$834,837	$834,837	$670,529	$670,529
Accounts and accrued income receivable, net	$236,895	$236,895	$259,779	$259,779
Loans receivable, net	$73,755	$73,397	$107,352	$111,925
Investments:
Deposits with banks	$23,492	$23,601	$27,875	$28,079
Debt securities	$2,819,817	$2,819,817	$2,651,881	$2,651,881
Equity securities	$358,043	$358,043	$197,920	$197,920
Notes receivable, net	$10,542	$9,953	$11,166	$11,376
Financial Liabilities:
Deposits	$1,692,932	$1,693,138	$1,411,193	$1,411,575
Accounts payable and accrued liabilities	$406,819	$406,819	$390,741	$390,741
Notes and contracts payable	$310,285	$301,007	$229,760	$233,071

The following table presents the fair value of the Company’s financial instruments as of December 31, 2013 and 2012, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Financial Assets:
Cash and cash equivalents	$834,837	$834,837	$—	$—
Accounts and accrued income receivable, net	$236,895	$236,895	$—	$—
Loans receivable, net	$73,397	$—	$—	$73,397
Investments:
Deposits with banks	$23,601	$2,070	$21,531	$—
Debt securities	$2,819,817	$—	$2,800,795	$19,022
Equity securities	$358,043	$358,043	$—	$—
Notes receivable, net	$9,953	$—	$—	$9,953
Financial Liabilities:
Deposits	$1,693,138	$1,666,336	$26,802	$—
Accounts payable and accrued liabilities	$406,819	$406,819	$—	$—
Notes and contracts payable	$301,007	$—	$294,221	$6,786

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2012
Financial Assets:
Cash and cash equivalents	$670,529	$670,529	$—	$—
Accounts and accrued income receivable, net	$259,779	$259,779	$—	$—
Loans receivable, net	$111,925	$—	$—	$111,925
Investments:
Deposits with banks	$28,079	$6,110	$21,969	$—
Debt securities	$2,651,881	$—	$2,630,035	$21,846
Equity securities	$197,920	$197,920	$—	$—
Notes receivable, net	$11,376	$—	$—	$11,376
Financial Liabilities:
Deposits	$1,411,575	$1,373,978	$37,597	$—
Accounts payable and accrued liabilities	$390,741	$390,741	$—	$—
Notes and contracts payable	$233,071	$—	$223,218	$9,853

NOTE 16.    Share-Based Compensation Plans:

The First American Financial Corporation 2010 Incentive Compensation Plan (the “Incentive Compensation Plan”), effective May 28, 2010, permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares and other stock-based awards. Eligible participants in the Incentive Compensation Plan include the Company’s directors and officers, as well as other employees. At December 31, 2013, 6.7 million shares of common stock remain available to be issued from either authorized and unissued shares or previously issued shares acquired by the Company, subject to certain annual limits based on the type of award granted. The Incentive Compensation Plan terminates 10 years from the effective date unless cancelled prior to that date by the Company’s board of directors.

The First American Financial Corporation 2010 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the option to purchase common stock of the Company at 85% of the lower of the closing price on either the first or last day of each quarterly offering period. There were 350,000 and 323,000 shares issued in connection with this plan for the years ended December 31, 2013 and 2012, respectively. At December 31, 2013, there were 3.8 million shares reserved for future issuances.

The following table presents compensation expense associated with the Company’s share-based compensation plans:

	2013	2012	2011
	(in thousands)
Expense:
Restricted stock units	$20,827	$13,953	$14,203
Stock options	8	—	9
Employee stock purchase plan	1,466	886	769
	$22,301	$14,839	$14,981

The following table summarizes RSU activity for the year ended December 31, 2013:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2012	2,962	$13.36
Granted during 2013	1,109	$24.61
Vested during 2013	(1,260)	$13.85
Forfeited during 2013	(91)	$17.05
RSUs unvested at December 31, 2013	2,720	$17.60

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2013, there was $19.0 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 3.3 years. The fair value of RSUs is generally based on the market value of the Company’s shares on the date of grant. The total fair value of shares vested and not distributed for the years ended December 31, 2013, 2012 and 2011 was $4.3 million, $2.3 million and $2.2 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2013:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2012	1,670	$15.70
Granted during 2013	132	$27.66
Exercised during 2013	(532)	$13.10
Balance at December 31, 2013	1,270	$18.03	2.2 years	$12,911
Vested and expected to vest at December 31, 2013	1,270	$18.03	2.2 years	$12,911
Exercisable at December 31, 2013	1,137	$16.91	1.3 years	$12,839

As of December 31, 2013, there was $1.1 million of total unrecognized compensation cost related to unvested stock options of the Company that is expected to be recognized over a weighted-average period of 4.0 years.

Total intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $6.0 million, $7.1 million and $645 thousand, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

NOTE 17.    Stockholders’ Equity:

In March 2011, the Company’s board of directors approved a stock repurchase plan which authorizes the repurchase of up to $150.0 million of the Company’s common stock, of which $82.9 million remained as of December 31, 2013. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2013, the Company repurchased and retired 3.0 million shares of its common stock for a total purchase price of $64.6 million, and as of December 31, 2013, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.1 million.

NOTE 18.    Commitments and Contingencies:

Lease commitments

The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company pay insurance and taxes.

Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of December 31, 2013 are as follows:

(in thousands)
Year
2014	$79,250
2015	67,150
2016	51,627
2017	34,967
2018	21,435
Thereafter	37,129
$291,558

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rental expense for all operating leases and month-to-month rentals was $94.6 million, $96.8 million and $102.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Other commitments and guarantees

At December 31, 2013 and 2012, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $14.7 million and $23.2 million, respectively. The guarantee arrangements relate to promissory notes and other contracts, and contingently require the Company to make payments to the guaranteed party based on the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential amount of future payments under these guarantees totaled $14.7 million and $23.2 million at December 31, 2013 and 2012, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its consolidated balance sheets related to these guarantees at December 31, 2013 and 2012.

The Company also guarantees the obligations of certain of its subsidiaries. These obligations are included in the Company’s consolidated balance sheets as of December 31, 2013 and 2012.

NOTE 19.    Accumulated Other Comprehensive Income (Loss):

Components of accumulated other comprehensive income (loss) are as follows:

	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2010	$(3,237)	$10,960	$(156,803)	$(149,080)
Pretax change before reclassifications	(746)	(6,167)	(42,721)	(49,634)
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	3,573	—	—	3,573
Amounts reclassified from accumulated other comprehensive income	(10,987)	—	22,662	11,675
Tax effect	(2,012)	—	8,025	6,013
Balance at December 31, 2011	(13,409)	4,793	(168,837)	(177,453)
Pretax change before reclassifications	122,243	5,131	(46,602)	80,772
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	6,502	—	—	6,502
Amounts reclassified from accumulated other comprehensive income	(69,834)	—	23,983	(45,851)
Tax effect	(23,564)	—	9,048	(14,516)
Balance at December 31, 2012	21,938	9,924	(182,408)	(150,546)
Pretax change before reclassifications	(44,205)	(13,650)	53,080	(4,775)
Pretax change in other-than-temporary impairments for which credit-related portion was recognized in earnings	3,809	—	—	3,809
Amounts reclassified from accumulated other comprehensive income	(9,795)	—	27,648	17,853
Tax effect	19,526	—	(31,404)	(11,878)
Balance at December 31, 2013	$(8,727)	$(3,726)	$(133,084)	$(145,537)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of accumulated other comprehensive income (loss) allocated to the Company and noncontrolling interests are as follows:

	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
2013
Allocated to the Company	$(8,734)	$(3,726)	$(133,084)	$(145,544)
Allocated to noncontrolling interests	7	—	—	7
Balance at December 31, 2013	$(8,727)	$(3,726)	$(133,084)	$(145,537)
2012
Allocated to the Company	$21,928	$9,924	$(182,408)	$(150,556)
Allocated to noncontrolling interests	10	—	—	10
Balance at December 31, 2012	$21,938	$9,924	$(182,408)	$(150,546)
2011
Allocated to the Company	$(13,415)	$4,793	$(168,837)	$(177,459)
Allocated to noncontrolling interests	6	—	—	6
Balance at December 31, 2011	$(13,409)	$4,793	$(168,837)	$(177,453)

The reclassifications out of accumulated other comprehensive income for the year ended December 31, 2013 are as follows:

(in thousands)	Amounts reclassified from accumulated other comprehensive income		Affected line items in the consolidated statements of income
Net unrealized gains on securities:
Net realized gains on sales of securities	$9,795		Net realized investment gains
Tax effect	$(3,811)
Pension benefit adjustment:
Amortization of defined benefit pension and supplemental benefit plan items:
Net actuarial loss	$(32,033)	(1)
Prior service credit	4,385	(1)
Pretax total	$(27,648)
Tax effect	$10,757

(1)	These accumulated other comprehensive income components are included in the computation of net periodic cost. See Note 14 Employee Benefit Plans for additional details.

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

All of these lawsuits are putative class actions. A court has only granted class certification in Lewis, Raffone and Slapikas. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the consolidated financial statements as a whole.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	engaged in the unauthorized practice of law, including
•	Gale v. First American Title Insurance Company, et al., filed on October 16, 2006 and pending in the United States District Court of Connecticut, and
•	Hamilton v. First American Title Insurance Company, et al., filed on August 25, 2008 and pending in the Superior Court of the State of North Carolina, Wake County.

The class in Hamilton was certified. The class originally certified in Gale was subsequently decertified. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

•	Bushman v. First American Title Insurance Company, et al., filed on November 21, 2013 and pending in the Circuit Court of the State of Michigan, County of Washtenaw,
•	Carrera v. First American Home Buyers Protection Corporation, filed on September 23, 2009 and pending in the United States District Court for the Southern District of California,
•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,
•	Coleman v. First American Home Buyers Protection Corporation, et al., filed on August 24, 2009 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Diaz v. First American Home Buyers Protection Corporation, filed on March 10, 2009 and pending in the United States District Court for the Southern District of California,
•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Muehling v. First American Title Company, filed on December 11, 2012 and pending in the Superior Court of the State of California, County of Alameda,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Smith v. First American Title Insurance Company, filed on November 23, 2011 and pending in the United States District Court for the Western District of Washington,
•	Tavenner v. Talon Group, filed on August 18, 2009 and pending in the United States District Court for the Western District of Washington, and
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

All of these lawsuits, except Kirk, Kaufman, and Tavenner, are putative class actions for which a class has not been certified. In Kaufman a class was certified but that certification was subsequently vacated. A trial of the Kirk matter, subject to the outcome of an outstanding evidentiary matter, has concluded and the determination of the court is pending. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the consolidated financial statements as a whole.

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

The Company also is a party to non-ordinary course lawsuits other than those described above. With respect to these lawsuits, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, is not material to the consolidated financial statements as a whole.

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

The Company and its subsidiaries also are involved in numerous ongoing routine legal and regulatory proceedings related to their operations.  With respect to each of these proceedings, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, is not material to the consolidated financial statements as a whole.

NOTE 21.    Business Combinations:

During the year ended December 31, 2013, the Company completed four acquisitions for an aggregate purchase price of $5.3 million in cash and accrued contingent consideration of $1.2 million. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. These four acquisitions have been included in the Company’s title insurance and services segment.

In addition to the acquisitions discussed above, during the year ended December 31, 2013, the Company purchased additional noncontrolling interests in companies already included in the Company’s consolidated financial statements for a total purchase price of $1.0 million in cash.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22.    Segment Financial Information:

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions involving the use of real property related data designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant records and images; and provides banking, trust and investment advisory services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance and other insurance and guarantee products, as well as related settlement services in foreign countries, including Canada, the United Kingdom, Australia and various other established and emerging markets.

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. This business is licensed to issue policies in all 50 states and the District of Columbia and actively issues policies in 46 states. In certain markets it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. The home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and appliances against failures that occur as the result of normal usage during the coverage period. This business currently operates in 39 states and the District of Columbia.

The corporate function consists primarily of certain financing facilities as well as the corporate services that support the Company’s business operations. Eliminations consist of inter-segment revenues and related expenses included in the results of the operating segments.

Selected financial information about the Company’s operations, by segment, for each of the past three years is as follows:

	Revenues	Depreciation and amortization	Equity in earnings of affiliates, net	Income (loss) before income taxes	Assets	Investment in equity method affiliates	Capital expenditures
	(in thousands)
2013
Title Insurance and Services	$4,606,088	$66,956	$7,387	$350,165	$5,751,632	$124,921	$83,469
Specialty Insurance	339,613	4,865	—	42,132	499,788	—	3,673
Corporate	13,008	3,095	(2,071)	(81,589)	330,802	101	—
Eliminations	(2,632)	—	—	—	(61,622)	—	—
	$4,956,077	$74,916	$5,316	$310,708	$6,520,600	$125,022	$87,142
2012
Title Insurance and Services	$4,200,520	$67,610	$7,677	$473,681	$5,427,432	$127,217	$78,614
Specialty Insurance	315,171	4,553	—	47,459	487,780	—	5,278
Corporate	29,892	2,787	(1,163)	(53,349)	272,928	2,753	—
Eliminations	(3,762)	—	—	(385)	(137,293)	—	—
	$4,541,821	$74,950	$6,514	$467,406	$6,050,847	$129,970	$83,892
2011
Title Insurance and Services	$3,541,119	$69,259	$4,493	$173,581	$4,947,903	$132,628	$68,098
Specialty Insurance	286,982	4,197	—	39,852	490,620	—	7,024
Corporate	(3,652)	3,433	(1,776)	(83,525)	40,479	4,099	251
Eliminations	(3,875)	—	—	385	(116,792)	—	—
	$3,820,574	$76,889	$2,717	$130,293	$5,362,210	$136,727	$75,373

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total revenues from external customers separated between domestic and foreign operations, and by segment, for each of the three years ended December 31, 2013, 2012 and 2011 is as follows:

	December 31,
	2013		2012		2011
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance and Services	$4,283,067	$320,413	$3,865,480	$332,577	$3,188,989	$350,239
Specialty Insurance	339,613	—	313,889	—	284,997	—
	$4,622,680	$320,413	$4,179,369	$332,577	$3,473,986	$350,239

Long-lived assets separated between domestic and foreign operations, and by segment, as of December 31, 2013, 2012 and 2011 are as follows:

	December 31,
	2013		2012		2011
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance and Services	$1,610,310	$135,912	$1,580,399	$151,289	$1,553,839	$136,188
Specialty Insurance	105,724	—	104,698	—	104,371	—
	$1,716,034	$135,912	$1,685,097	$151,289	$1,658,210	$136,188

NOTE 23.    Subsequent Events:

On February 5, 2014, the Company entered into a definitive agreement to acquire a company that provides loan quality analytics, decision support tools and loan review services for the mortgage industry for a purchase price of $155 million.  The transaction is expected to close by March 31, 2014, subject to customary closing conditions, including certain regulatory reviews. The Company expects to draw $150 million on its credit facility to fund the acquisition.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31 (1)
	(in thousands, except per share amounts)
2013
Revenues	$1,146,763	$1,288,464	$1,300,978	$1,219,872
Income before income taxes	$59,592	$59,224	$107,045	$84,847
Net income	$36,232	$34,948	$64,095	$51,789
Net income attributable to noncontrolling interests	$54	$276	$205	$162
Net income attributable to the Company	$36,178	$34,672	$63,890	$51,627
Net income per share attributable to the Company’s stockholders (2):
Basic	$0.34	$0.32	$0.60	$0.49
Diluted	$0.33	$0.31	$0.59	$0.48

(1)

Net income for the quarter ended December 31, 2013 includes a net reduction of $4.4 million related to certain items that should have been recorded in a prior period. These items decreased diluted net income per share attributable to the Company’s stockholders by $0.04 for the quarter.

(2)

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

SCHEDULE I

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

December 31, 2013

Column A	Column B	Column C		Column D
Type of investment	Cost	Market value		Amount at which shown in the balance sheet
Deposits with banks:
Consolidated	$23,492	$23,601		$23,492
Debt securities:
U.S. Treasury bonds
Consolidated	$66,400	$66,384		$66,384
Municipal bonds
Consolidated	$491,143	$485,965		$485,965
Foreign bonds
Consolidated	$221,298	$222,508		$222,508
Governmental agency bonds
Consolidated	$267,713	$262,545		$262,545
Governmental agency mortgage-backed securities
Consolidated	$1,426,489	$1,403,309		$1,403,309
Non-agency mortgage-backed securities
Consolidated	$19,658	$19,022		$19,022
Corporate debt securities
Consolidated	$355,893	$360,084		$360,084
Total debt securities:
Consolidated	$2,848,594	$2,819,817		$2,819,817
Equity securities:
Consolidated	$334,099	$358,043		$358,043
Notes receivable, net:
Consolidated	$10,542	$9,953		$10,542
Other long-term investments:
Consolidated	$173,434	$173,434	(1)	$173,434
Total investments:
Consolidated	$3,390,161	$3,384,848		$3,385,328

(1)	As other long-term investments are not publicly traded, reasonable estimate of the fair values could not be made without incurring excessive costs.

SCHEDULE II

1 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2013	2012
Assets
Cash and cash equivalents	$221,666	$163,488
Income taxes receivable	26,527	14,093
Investment in subsidiaries	2,944,803	2,908,476
Other assets	88,752	86,509
	$3,281,748	$3,172,566
Liabilities and Equity
Accounts payable and other accrued liabilities	$75,656	$64,760
Pension costs and other retirement plans	371,671	445,246
Due to subsidiaries, net	14,236	29,926
Deferred income taxes	54,779	36,987
Notes and contracts payable	249,163	160,000
Notes and contracts payable to subsidiaries	60,000	83,878
	825,505	820,797
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value, Authorized-500 shares; Outstanding-none	—	—
Common stock, $0.00001 par value:
Authorized—300,000 shares; Outstanding—105,900 shares and 107,239 shares as of December 31, 2013 and 2012, respectively	1	1
Additional paid-in capital	2,077,828	2,111,605
Retained earnings	520,764	387,015
Accumulated other comprehensive loss	(145,544)	(150,556)
Total stockholders’ equity	2,453,049	2,348,065
Noncontrolling interests	3,194	3,704
Total equity	2,456,243	2,351,769
	$3,281,748	$3,172,566

See notes to condensed financial statements

SCHEDULE II

2 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Revenues
Dividends from subsidiaries	$372,996	$285,141	$60,600
Other income (loss)	12,804	29,839	(3,604)
	385,800	314,980	56,996
Expenses
Other expenses	36,184	24,569	26,010
Income before income taxes and equity in undistributed (losses) earnings of subsidiaries	349,616	290,411	30,986
Income taxes	139,127	102,940	12,298
Equity in undistributed (losses) earnings of subsidiaries	(23,425)	114,257	59,891
Net income	187,064	301,728	78,579
Less: Net income attributable to noncontrolling interests	697	687	303
Net income attributable to the Company	$186,367	$301,041	$78,276

See notes to condensed financial statements

SCHEDULE II

3 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$187,064	$301,728	$78,579
Other comprehensive income (loss), net of tax:
Unrealized (loss) gain on securities	(32,992)	31,445	(12,316)
Unrealized gain on securities for which credit-related portion was recognized in earnings	2,327	3,902	2,144
Foreign currency translation adjustment	(13,650)	5,131	(6,167)
Pension benefit adjustment	49,324	(13,571)	(12,034)
Total other comprehensive income (loss), net of tax	5,009	26,907	(28,373)
Comprehensive income	192,073	328,635	50,206
Less: Comprehensive income attributable to noncontrolling interests	694	691	233
Comprehensive income attributable to the Company	$191,379	$327,944	$49,973

See notes to condensed financial statements

SCHEDULE II

4 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Cash provided by (used for) operating activities	$71,326	$(38,703)	$73,816
Cash flows from investing activities:
Proceeds from sales of equity securities	—	137,823	—
Proceeds from note receivable from CoreLogic	—	—	18,787
Proceeds from sale of property and equipment	—	—	1,056
Contributions to subsidiaries	(800)	(10,999)	—
Net change in other long-term investments	6,549	595	(935)
Capital expenditures	—	—	(29)
Cash provided by investing activities	5,749	127,419	18,879
Cash flows from financing activities:
Proceeds from issuance of debt	249,095	440,000	—
Repayment of debt	(160,000)	(480,000)	(1,083)
Repayment of debt to subsidiaries	—	(2,902)	(5,269)
Excess tax benefits from share-based compensation	6,202	2,372	1,145
Net proceeds in connection with share-based compensation plans	1,736	12,668	1,152
Purchase of Company shares	(64,606)	—	(2,502)
Cash dividends	(51,324)	(44,705)	(25,216)
Cash used for financing activities	(18,897)	(72,567)	(31,773)
Net increase in cash and cash equivalents	58,178	16,149	60,922
Cash and cash equivalents—Beginning of period	163,488	147,339	86,417
Cash and cash equivalents—End of period	$221,666	$163,488	$147,339

See notes to condensed financial statements

SCHEDULE II

5 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1.    Description of the Company:

First American Financial Corporation became a publicly traded company following its spin-off from its prior parent, The First American Corporation (“TFAC”) on June 1, 2010. On that date, TFAC distributed all of First American Financial Corporation’s outstanding shares to the record date shareholders of TFAC on a one-for-one basis. After the distribution, First American Financial Corporation owns TFAC’s financial services businesses and TFAC, which reincorporated and assumed the name CoreLogic, Inc., continued to own its information solutions businesses.

First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The Parent Company Financial Statements should be read in connection with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

Reclassifications and revisions

Certain 2012 amounts have been reclassified to conform to the 2013 presentation.

The Company has revised its condensed statements of cash flows for the years ended December 31, 2012 and 2011 for errors which resulted in adjustments between cash provided by operating activities, the effect of exchange rate changes on cash and net activity related to noncontrolling interests, which was previously classified as financing activities.  In addition, the Company revised the condensed statement of cash flows for the year ended December 31, 2012 for an error to correct the classification of contributions to subsidiaries as investing activities versus the previous classification as financing activities.  These adjustments are not considered material, individually or in the aggregate, to the previously issued condensed statements of cash flows.  The table below illustrates the effects of these adjustments on the condensed statements of cash flows for those line items affected.

	As previously filed	As revised	Difference
	(in thousands)
Year Ended December 31, 2012
Condensed Statement of Cash Flows
Effect of exchange rate changes on cash	$4,974	$—	$(4,974)
Net activity related to noncontrolling interests	$(4,094)	$—	$4,094
Cash used for operating activities	$(39,583)	$(38,703)	$880
Cash provided by investing activities	$138,418	$127,419	$(10,999)
Cash used for financing activities	$(87,660)	$(72,567)	$15,093

Year Ended December 31, 2011
Condensed Statement of Cash Flows
Effect of exchange rate changes on cash	$(5,731)	$—	$5,731
Net activity related to noncontrolling interests	$(4,491)	$—	$4,491
Cash provided by operating activities	$84,038	$73,816	$(10,222)
Cash used for financing activities	$(36,264)	$(31,773)	$4,491

Supplemental information about non-cash financing activity

In 2013, $23.9 million in tax receivables due from subsidiaries were reduced with a corresponding reduction in notes payable to subsidiaries in noncash transactions.

NOTE 2.    Dividends Received:

The Company received cash dividends from subsidiaries of $125.1 million, $11.8 million and $75.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

SCHEDULE III

1 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2013
Title Insurance and Services	$2,375	$977,355	$14,544
Specialty Insurance	24,437	41,010	177,640
Total	$26,812	$1,018,365	$192,184
2012
Title Insurance and Services	$681	$941,748	$8,533
Specialty Insurance	21,908	34,714	162,130
Total	$22,589	$976,462	$170,663

SCHEDULE III

2 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Premiums and escrow fees	Net investment income	Loss provision	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
2013
Title Insurance and Services	$3,900,132	$79,940	$343,461	$1,261	$816,870	$—
Specialty Insurance	329,194	8,767	186,895	(2,529)	41,725	344,433
Corporate	—	13,008	—	—	27,264	—
Eliminations	—	(2,609)	—	—	(54)	—
Total	$4,229,326	$99,106	$530,356	$(1,268)	$885,805	$344,433
2012
Title Insurance and Services	$3,455,592	$101,495	$237,427	$1,174	$769,477	$—
Specialty Insurance	296,053	17,513	160,290	(108)	42,395	312,696
Corporate	—	29,892	—	—	24,462	—
Eliminations	—	(3,747)	—	—	(15)	—
Total	$3,751,645	$145,153	$397,717	$1,066	$836,319	$312,696
2011
Title Insurance and Services	$2,852,455	$68,713	$270,697	$—	$702,508	$—
Specialty Insurance	273,665	11,786	149,439	(1,161)	38,066	280,424
Corporate	—	(3,652)	—	—	21,303	—
Eliminations	—	(3,876)	—	—	1	—
Total	$3,126,120	$72,971	$420,136	$(1,161)	$761,878	$280,424

SCHEDULE IV

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(in thousands, except percentages)

Segment	Premiums and escrow fees before reinsurance	Ceded to other companies	Assumed from other companies	Premiums and escrow fees	Percentage of amount assumed to premiums and escrow fees
Title Insurance and Services
2013	$3,923,117	$27,483	$4,498	$3,900,132	0.1%
2012	$3,472,675	$19,884	$2,801	$3,455,592	0.1%
2011	$2,861,418	$13,744	$4,781	$2,852,455	0.2%
Specialty Insurance
2013	$338,204	$9,010	$—	$329,194	0.0%
2012	$305,073	$9,020	$—	$296,053	0.0%
2011	$283,885	$10,220	$—	$273,665	0.0%

SCHEDULE V

1 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2013

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$30,917	$7,478		$6,564	(A)	$31,831
Reserve for known and incurred but not reported claims:
Consolidated	$976,462	$530,356	$(9,143)	$479,310	(B)	$1,018,365
Reserve deducted from loans receivable:
Consolidated	$3,893	$(215)		$52	(A)	$3,626
Reserve deducted from notes receivable:
Consolidated	$2,902	$(132)		$186		$2,584
Reserve deducted from deferred income taxes:
Consolidated	$14,172	$3,578	$369			$18,119

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

SCHEDULE V

2 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2012

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$30,504	$4,927		$4,514	(A)	$30,917
Reserve for known and incurred but not reported claims:
Consolidated	$1,014,676	$397,717	$10,055	$445,986	(B)	$976,462
Reserve deducted from loans receivable:
Consolidated	$4,171			$278	(A)	$3,893
Reserve deducted from notes receivable:
Consolidated	$4,183	$462		$1,743		$2,902
Reserve deducted from deferred income taxes:
Consolidated	$21,426		$15	$7,269		$14,172

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

SCHEDULE V

3 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2011

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$39,904	$1,723		$11,123	(A)	$30,504
Reserve for known and incurred but not reported claims:
Consolidated	$1,108,238	$420,136	$(10,264)	$503,434	(B)	$1,014,676
Reserve deducted from loans receivable:
Consolidated	$3,271	$900				$4,171
Reserve deducted from notes receivable:
Consolidated	$5,905	$1,026		$2,748		$4,183
Reserve deducted from deferred income taxes:
Consolidated	$19,126		$5,276	$2,976		$21,426

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of December 31, 2013, the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on that assessment under the framework in Internal Control—Integrated Framework (1992), management determined that, as of December 31, 2013, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements provided in Item 8, above, has issued a report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Items 10 through 14 of this report is expected to be set forth in the sections entitled “Information Regarding the Nominees for Election,” “Information Regarding the Other Incumbent Directors,” “Election of Class I Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board and Committee Meetings,” “Executive Compensation,” “Compensation Discussion and Analysis,” “2013 Director Compensation,” “Codes of Ethics,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Securities Authorized for Issuance under Equity Compensation Plans,” “Who are the largest principal stockholders outside of management?,” “Security Ownership of Management,” “Principal Accounting Fees and Services” “Policy on Audit Committee Pre-approval of Audit and Permissible Nonaudit Services of Independent Auditor,” “Transactions with Management and Others” and “Independence of Directors” in the Company’s definitive proxy statement, and is hereby incorporated in this report and made a part hereof by reference. If the definitive proxy statement is not filed within 120 days after the close of the fiscal year, the Company will file an amendment to this Annual Report on Form 10-K to include the information required by Items 10 through 14.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a	)	1. & 2.	Financial Statements and Financial Statement Schedules
The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 49 in Item 8 of Part II of this report.
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
Date: February 25, 2014
By	/S/ MARK E. SEATON
Mark E. Seaton
Chief Financial Officer
(Principal Financial Officer)
Date: February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DENNIS J. GILMORE Dennis J. Gilmore	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2014

/S/ Mark E. Seaton Mark E. Seaton	Chief Financial Officer (Principal Financial Officer)	February 25, 2014

/S/ Matthew F. Wajner Matthew F. Wajner	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2014

/S/ PARKER S. KENNEDY Parker S. Kennedy	Chairman of the Board of Directors	February 25, 2014

/S/ ANTHONY K. ANDERSON Anthony K. Anderson	Director	February 25, 2014

/S/ GEORGE L. ARGYROS George L. Argyros	Director	February 25, 2014

/S/ JAMES L. DOTI James L. Doti	Director	February 25, 2014

/S/ MICHAEL D. MCKEE Michael D. McKee	Director	February 25, 2014

/S/ THOMAS V. MCKERNAN Thomas V. McKernan	Director	February 25, 2014

/S/ Mark C. Oman Mark C. Oman	Director	February 25, 2014

Signature	Title	Date
/S/ HERBERT B. TASKER Herbert B. Tasker	Director	February 25, 2014

/S/ VIRGINIA M. UEBERROTH Virginia M. Ueberroth	Director	February 25, 2014

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2010.

3.2	Bylaws of First American Financial Corporation.	Incorporated by reference herein to Exhibit 3.2 to the Current Report on Form 8-K dated June 1, 2010.

4.1	Indenture, dated as of January 24, 2013, between the Company and U.S. Bank National Association, as trustee.	Incorporated by reference herein to Exhibit 4.1 to the Form S-3ASR filed January 24, 2013.

4.2	First Supplemental Indenture, dated as of January 29, 2013, between the Company and U.S. Bank National Association.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K dated January 29, 2013.

4.3	Form of 4.30% Senior Notes due 2023.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K dated January 29, 2013.

10.1	Separation and Distribution Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K dated June 1, 2010.

10.2.1	Credit Agreement dated as of April 17, 2012, among First American Financial Corporation, the Guarantors party thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference herein to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2012.

10.2.2

Amendment No. 1 dated as of November 14, 2012 to the Credit Agreement dated as of April 17, 2012, among First American Financial Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

Incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K dated November 14, 2012.

10.3	Tax Sharing Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K dated June 1, 2010.

10.4	Third Amended and Restated Secured Promissory Note of First American Financial Corporation to First American Title Insurance Company in the amount of $60,000,000.00, dated as of September 30, 2013.	Incorporated by reference herein to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2013.

*10.5	First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Incorporated by reference herein to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.6	First American Financial Corporation Deferred Compensation Plan, amended and restated effective as of January 1, 2012.	Incorporated by reference herein to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2011.

*10.7	First American Financial Corporation 2010 Incentive Compensation Plan, effective May 28, 2010.	Incorporated by reference herein to Appendix A to the Definitive Proxy Statement on Schedule 14A filed April 9, 2012.

*10.7.1

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 18, 2011.

Incorporated by reference herein to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2010.

Exhibit No.	Description	Location

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

Incorporated by reference herein to Exhibit 10.7.4 to the Annual Report on Form 10-K for the year ended December 31, 2012.

*10.7.4

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 14, 2014.

Attached.

*10.7.5	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 25, 2010.	Incorporated by reference herein from Exhibit 10(zz) to The First American Corporation (n/k/a CoreLogic, Inc.) Annual Report on Form 10-K for the year ended December 31, 2009.

*10.7.6	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement approved June 10, 2010.	Incorporated by reference herein to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

*10.7.7	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 11, 2011.	Incorporated by reference herein to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.7.8	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 17, 2012.	Incorporated by reference herein to Exhibit 10.21.1 to the Annual Report on Form 10-K for the year ended December 31, 2011.

*10.7.9	Form of Notice of Restricted Stock Unit Grant (Valdes) and Restricted Stock Unit Award Agreement (Valdes), approved February 13, 2012.	Incorporated by reference herein to Exhibit 10.21.2 to the Annual Report on Form 10-K for the year ended December 31, 2011.

*10.7.10	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 15, 2013.	Incorporated by reference herein to Exhibit 10.7.10 to the Annual Report on Form 10-K for the year ended December 31, 2012.

*10.7.11	Form of Notice of Restricted Stock Unit Grant (Valdes) and Restricted Stock Unit Award Agreement (Valdes), approved February 7, 2013.	Incorporated by reference herein to Exhibit 10.7.11 to the Annual Report on Form 10-K for the year ended December 31, 2012.

*10.7.12	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 14, 2014.	Attached.

*10.7.13	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 15, 2013.	Incorporated by reference herein to Exhibit 10.7.15 to the Annual Report on Form 10-K for the year ended December 31, 2012.

*10.7.14	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 14, 2014.	Attached.

*10.8	Employment Agreement, dated August 30, 2011, between First American Financial Corporation and Dennis J. Gilmore.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

Exhibit No.	Description	Location
*10.9	Employment Agreement, dated August 30, 2011, between First American Financial Corporation and Kenneth D. DeGiorgio.	Incorporated by reference herein to Exhibit 10. 2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

*10.10	Employment Agreement, dated August 30, 2011, between First American Financial Corporation and Max O. Valdes.	Incorporated by reference herein to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

*10.11	First American Financial Corporation Form of Amended and Restated Change in Control Agreement effective as of December 31, 2010.	Incorporated by reference herein to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(21)	Subsidiaries of the registrant.	Attached.

(23)	Consent of Independent Registered Public Accounting Firm.	Attached.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934.	Attached.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.