Form 10-Q
period 2014-03-31
First American Financial Corp
filed 2014-04-24
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

1	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  1

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	1

Non-accelerated filer	1 (Do not check if a smaller reporting company)	Smaller reporting company	1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  1    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  1    No  1

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On April 21, 2014, there were 106,837,083 shares of common stock outstanding.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE HOLDING OF AND EXPECTED CASH FLOWS FROM DEBT SECURITIES AND ASSUMPTIONS RELATING THERETO;
•	EXPECTED PENSION PLAN AND SUPPLEMENTAL BENEFIT PLAN CONTRIBUTIONS AND RETURNS;
•	THE EFFECT OF LAWSUITS, REGULATORY EXAMINATIONS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;
•	EXPENSE MANAGEMENT;
•	FUTURE ACTIONS TO BE TAKEN IN CONNECTION WITH THE COMPANY’S REVIEW OF ITS AGENCY RELATIONSHIPS;
•	FUTURE PAYMENT OF DIVIDENDS;
•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS;
•	THE LIKELIHOOD OF CHANGES IN EXPECTED ULTIMATE LOSSES AND CORRESPONDING LOSS RATES AND CLAIM RESERVES; AND
•	FUTURE ACQUISITIONS AND THE VALUATION OF ACQUIRED BUSINESSES,

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$770,420	$834,837
Accounts and accrued income receivable, net	242,541	236,895
Income taxes receivable	24,369	37,632
Investments:
Deposits with banks	22,754	23,492
Debt securities, includes pledged securities of $124,378 and $123,956	2,825,477	2,819,817
Equity securities	346,797	358,043
Other long-term investments	181,187	183,976
	3,376,215	3,385,328
Loans receivable, net	69,479	73,755
Property and equipment, net	369,779	361,348
Title plants and other indexes	523,423	523,879
Deferred income taxes	27,478	27,478
Goodwill	992,839	846,026
Other intangible assets, net	52,422	46,347
Other assets	180,656	185,658
	$6,629,621	$6,559,183
Liabilities and Equity
Deposits	$1,762,117	$1,692,932
Accounts payable and accrued liabilities	691,774	795,812
Deferred revenue	178,987	192,184
Reserve for known and incurred but not reported claims	979,381	1,018,365
Deferred income taxes	97,170	93,362
Notes and contracts payable	457,001	310,285
	4,166,430	4,102,940
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value, Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value:
Authorized—300,000 shares; Outstanding—106,702 shares and 105,900 shares as of March 31, 2014 and December 31, 2013, respectively	1	1
Additional paid-in capital	2,091,222	2,077,828
Retained earnings	503,796	520,764
Accumulated other comprehensive loss	(135,496)	(145,544)
Total stockholders’ equity	2,459,523	2,453,049
Noncontrolling interests	3,668	3,194
Total equity	2,463,191	2,456,243
	$6,629,621	$6,559,183

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenues
Direct premiums and escrow fees	$433,872	$477,851
Agent premiums	420,924	484,465
Information and other	137,642	152,133
Investment income	17,767	23,058
Net realized investment gains	3,112	9,256
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on debt securities	(1,067)	—
Portion of OTTI losses on debt securities recognized in other comprehensive loss	549	—
	(518)	—
	1,012,799	1,146,763
Expenses
Personnel costs	326,518	344,500
Premiums retained by agents	336,665	387,543
Other operating expenses	188,367	205,346
Provision for policy losses and other claims	89,883	116,026
Depreciation and amortization	19,972	18,395
Premium taxes	12,290	12,117
Interest	3,851	3,244
	977,546	1,087,171
Income before income taxes	35,253	59,592
Income taxes	13,401	23,360
Net income	21,852	36,232
Less: Net income attributable to noncontrolling interests	128	54
Net income attributable to the Company	$21,724	$36,178
Net income per share attributable to the Company’s stockholders (Note 10):
Basic	$0.20	$0.34
Diluted	$0.20	$0.33
Cash dividends declared per share	$0.36	$0.12
Weighted-average common shares outstanding (Note 10):
Basic	106,166	107,552
Diluted	108,276	109,993

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net income	$21,852	$36,232
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	11,902	(253)
Unrealized gain on securities for which credit losses have been recognized in earnings	298	632
Foreign currency translation adjustment	(6,040)	(6,822)
Pension benefit adjustment	3,891	4,144
Total other comprehensive income (loss), net of tax	10,051	(2,299)
Comprehensive income	31,903	33,933
Less: Comprehensive income attributable to noncontrolling interests	131	55
Comprehensive income attributable to the Company	$31,772	$33,878

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$21,852	$36,232
Adjustments to reconcile net income to cash used for operating activities:
Provision for policy losses and other claims	89,883	116,026
Depreciation and amortization	19,972	18,395
Amortization of premiums and accretion of discounts on securities, net	6,680	5,825
Excess tax benefits from share-based compensation	(4,036)	(4,148)
Share-based compensation	9,397	9,887
Net realized investment gains	(3,112)	(9,256)
Net OTTI losses recognized in earnings	518	—
Equity in losses (earnings) of affiliates, net	2,031	(2,650)
Dividends from equity method investments	205	2,214
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(123,039)	(111,193)
Net change in income tax accounts	9,625	10,178
Decrease in accounts and accrued income receivable	3,837	11,631
Decrease in accounts payable and accrued liabilities	(133,600)	(123,362)
Decrease in deferred revenue	(13,419)	(8,029)
Other, net	8,585	(2,621)
Cash used for operating activities	(104,621)	(50,871)
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(165,858)	—
Net decrease in deposits with banks	611	285
Net decrease in loans receivable	4,276	15,586
Purchases of debt and equity securities	(202,519)	(284,003)
Proceeds from sales of debt and equity securities	142,938	152,210
Proceeds from maturities of debt securities	74,716	140,890
Net change in other long-term investments	909	875
Capital expenditures	(21,158)	(18,657)
Proceeds from sale of property and equipment	—	4,742
Cash (used for) provided by investing activities	(166,085)	11,928
Cash flows from financing activities:
Net change in deposits	69,185	148,496
Proceeds from issuance of debt	150,000	249,095
Repayment of debt	(3,210)	(161,326)
Net payments in connection with share-based compensation plans	(402)	(3,184)
Net activity related to noncontrolling interests	(624)	(52)
Excess tax benefits from share-based compensation	4,036	4,148
Cash dividends	(12,759)	(12,927)
Cash provided by financing activities	206,226	224,250
Effect of exchange rate changes on cash	63	(2,221)
Net (decrease) increase in cash and cash equivalents	(64,417)	183,086
Cash and cash equivalents—Beginning of period	834,837	670,529
Cash and cash equivalents—End of period	$770,420	$853,615
Supplemental information:
Cash paid during the period for:
Interest	$6,543	$1,409
Premium taxes	$24,156	$21,961
Income taxes, less refunds of $89 and $280	$3,952	$13,193

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2013	105,900	$1	$2,077,828	$520,764	$(145,544)	$2,453,049	$3,194	$2,456,243
Net income for three months ended March 31, 2014	—	—	—	21,724	—	21,724	128	21,852
Dividends on common shares	—	—	—	(38,368)	—	(38,368)	—	(38,368)
Shares issued in connection with share-based compensation plans	802	—	3,958	(324)	—	3,634	—	3,634
Share-based compensation expense	—	—	9,397	—	—	9,397	—	9,397
Net activity related to noncontrolling interests	—	—	39	—	—	39	343	382
Other comprehensive income (Note 15)	—	—	—	—	10,048	10,048	3	10,051
Balance at March 31, 2014	106,702	$1	$2,091,222	$503,796	$(135,496)	$2,459,523	$3,668	$2,463,191

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial information included in this report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. All material intercompany transactions and balances have been eliminated upon consolidation.

Reclassifications and Revisions

Certain 2013 amounts have been reclassified to conform to the 2014 presentation.

The condensed consolidated statement of cash flows for the three months ended March 31, 2013 was revised for an error which resulted in an adjustment between cash and cash equivalents and deposits with banks.  The adjustment resulted in a reduction to net decrease in deposits with banks of $4.2 million, an increase in cash and cash equivalents—beginning of period of $43.3 million and an increase in cash and cash equivalents—end of period of $39.1 million. In addition, the condensed consolidated balance sheet as of December 31, 2013 was revised for an error which resulted in an adjustment between income taxes receivable and deferred income taxes. The adjustment resulted in an increase to income taxes receivable of $11.1 million, an increase in deferred income tax assets of $27.5 million and an increase in deferred income tax liabilities of $38.6 million. These adjustments are not considered material, individually or in the aggregate, to the previously issued condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance intended to eliminate the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of the guidance had no impact on the Company’s condensed consolidated financial statements.

Pending Accounting Pronouncements

In April 2014, the FASB issued updated guidance which changes the criteria for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The updated guidance is effective for interim and annual reporting periods beginning after December 31, 2014, with early adoption permitted.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $5.1 billion and $4.7 billion at March 31, 2014 and December 31, 2013, respectively, of which $1.6 billion were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated balance sheets in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $3.0 billion at March 31, 2014 and December 31, 2013 and were held or managed by First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $1.9 billion and $1.4 billion at March 31, 2014 and December 31, 2013, respectively. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 3 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value	Other-than- temporary impairments in AOCI
		Gains	Losses
March 31, 2014
U.S. Treasury bonds	$66,542	$708	$(446)	$66,804	$—
Municipal bonds	504,680	6,630	(5,271)	506,039	—
Foreign bonds	189,005	1,527	(186)	190,346	—
Governmental agency bonds	262,431	558	(3,875)	259,114	—
Governmental agency mortgage-backed securities	1,457,000	2,797	(18,818)	1,440,979	—
Non-agency mortgage-backed securities (1)	18,816	1,179	(1,349)	18,646	21,292
Corporate debt securities	336,974	7,992	(1,417)	343,549	—
	$2,835,448	$21,391	$(31,362)	$2,825,477	$21,292
December 31, 2013
U.S. Treasury bonds	$66,400	$669	$(685)	$66,384	$—
Municipal bonds	491,143	5,113	(10,291)	485,965	—
Foreign bonds	221,298	1,836	(626)	222,508	—
Governmental agency bonds	267,713	233	(5,401)	262,545	—
Governmental agency mortgage-backed securities	1,426,489	2,074	(25,254)	1,403,309	—
Non-agency mortgage-backed securities (1)	19,658	1,167	(1,803)	19,022	20,743
Corporate debt securities	355,893	7,279	(3,088)	360,084	—
	$2,848,594	$18,371	$(47,148)	$2,819,817	$20,743

(1)

At March 31, 2014, the $18.8 million amortized cost is net of $0.5 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the three months ended March 31, 2014. At March 31, 2014, the $1.3 million gross unrealized losses related to securities determined to be other-than-temporarily impaired. At December 31, 2013, the $1.8 million gross unrealized losses related to securities determined to be other-than-temporarily impaired. The $21.3 million and $20.7 million other-than-temporary impairments recorded in accumulated other comprehensive income (loss) (“AOCI”) at March 31, 2014 and December 31, 2013, respectively, represent the amount of other-than-temporary impairment losses recognized in AOCI which were not included in earnings due to the fact that the losses were not considered to be credit related. Other-than-temporary impairments were recognized in AOCI for non-agency mortgage-backed securities only.

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

	Cost	Gross unrealized		Estimated fair value
(in thousands)		Gains	Losses
March 31, 2014
Preferred stocks	$8,727	$1,806	$(308)	$10,225
Common stocks	312,966	23,947	(341)	336,572
	$321,693	$25,753	$(649)	$346,797
December 31, 2013
Preferred stocks	$9,915	$1,567	$(397)	$11,085
Common stocks	324,184	25,137	(2,363)	346,958
	$334,099	$26,704	$(2,760)	$358,043

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company had the following net unrealized gains (losses) as of March 31, 2014 and December 31, 2013:

(in thousands)	As of March 31, 2014	As of December 31, 2013
Debt securities for which an OTTI has been recognized	$(137)	$(625)
Debt securities—all other	(9,834)	(28,152)
Equity securities	25,104	23,944
	$15,133	$(4,833)

Sales of debt and equity securities resulted in realized gains of $6.6 million for the three months ended March 31, 2014 and 2013, and realized losses of $3.8 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

The Company had the following gross unrealized losses as of March 31, 2014 and December 31, 2013:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2014
Debt securities:
U.S. Treasury bonds	$31,282	$(446)	$—	$—	$31,282	$(446)
Municipal bonds	212,086	(4,081)	28,305	(1,190)	240,391	(5,271)
Foreign bonds	21,049	(186)	—	—	21,049	(186)
Governmental agency bonds	165,253	(3,855)	136	(20)	165,389	(3,875)
Governmental agency mortgage-backed securities	832,856	(12,852)	156,905	(5,966)	989,761	(18,818)
Non-agency mortgage-backed securities	—	—	11,805	(1,349)	11,805	(1,349)
Corporate debt securities	81,406	(926)	17,610	(491)	99,016	(1,417)
Total debt securities	1,343,932	(22,346)	214,761	(9,016)	1,558,693	(31,362)
Equity securities	33,207	(563)	1,554	(86)	34,761	(649)
Total	$1,377,139	$(22,909)	$216,315	$(9,102)	$1,593,454	$(32,011)
December 31, 2013
Debt securities:
U.S. Treasury bonds	$37,492	$(685)	$—	$—	$37,492	$(685)
Municipal bonds	230,180	(8,938)	27,687	(1,353)	257,867	(10,291)
Foreign bonds	56,579	(626)	—	—	56,579	(626)
Governmental agency bonds	203,011	(5,375)	131	(26)	203,142	(5,401)
Governmental agency mortgage-backed securities	838,411	(20,970)	124,425	(4,284)	962,836	(25,254)
Non-agency mortgage-backed securities	—	—	12,086	(1,803)	12,086	(1,803)
Corporate debt securities	129,394	(2,422)	12,500	(666)	141,894	(3,088)
Total debt securities	1,495,067	(39,016)	176,829	(8,132)	1,671,896	(47,148)
Equity securities	85,112	(2,718)	1,046	(42)	86,158	(2,760)
Total	$1,580,179	$(41,734)	$177,875	$(8,174)	$1,758,054	$(49,908)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Substantially all securities in the Company’s non-agency mortgage-backed portfolio are senior tranches and all were investment grade at the time of purchase, however, all have been downgraded to below investment grade since initial purchase. The table below summarizes the composition of the Company’s non-agency mortgage-backed securities by collateral type and year of issuance. All amounts are as of March 31, 2014.

(in thousands, except number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$3,387	$2,844
2006	3	8,915	8,143
2005	1	853	819
Alt-A single family residential:
2007	1	5,661	6,840
	6	$18,816	$18,646

The amortized cost and estimated fair value of debt securities at March 31, 2014, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$13,138	$42,970	$6,499	$3,935	$66,542
Estimated fair value	$13,265	$43,014	$6,455	$4,070	$66,804
Municipal bonds
Amortized cost	$12,508	$205,407	$164,577	$122,188	$504,680
Estimated fair value	$12,554	$207,254	$165,724	$120,507	$506,039
Foreign bonds
Amortized cost	$30,497	$144,461	$12,821	$1,226	$189,005
Estimated fair value	$30,638	$145,736	$12,729	$1,243	$190,346
Governmental agency bonds
Amortized cost	$10,591	$164,673	$78,261	$8,906	$262,431
Estimated fair value	$10,619	$163,292	$76,121	$9,082	$259,114
Corporate debt securities
Amortized cost	$24,348	$233,512	$73,272	$5,842	$336,974
Estimated fair value	$24,650	$238,333	$74,220	$6,346	$343,549
Total debt securities excluding mortgage-backed securities
Amortized cost	$91,082	$791,023	$335,430	$142,097	$1,359,632
Estimated fair value	$91,726	$797,629	$335,249	$141,248	$1,365,852
Total mortgage-backed securities
Amortized cost					$1,475,816
Estimated fair value					$1,459,625
Total debt securities
Amortized cost					$2,835,448
Estimated fair value					$2,825,477

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
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Other-than-temporary impairment — debt securities

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of March 31, 2014, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

The Company determines if a non-agency mortgage-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed securities in its portfolio that are in an unrealized loss position. For the securities that were determined not to be other-than-temporarily impaired at March 31, 2014, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

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

The table below summarizes the primary assumptions used at March 31, 2014 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	7.8%	6.4%	–	10.0%
Default rates	2.5%	1.2%	–	4.2%
Loss severity	18.1%	3.1%	–	25.9%

As a result of the Company’s security-level review, it recognized other-than-temporary impairments considered to be credit related on its non-agency mortgage-backed securities of $0.5 million for the three months ended March 31, 2014, and did not recognize any other-than-temporary impairments considered to be credit related for the three months ended March 31, 2013. It is possible that the Company could recognize additional other-than-temporary impairment losses on securities it owns at March 31, 2014 if future events or information cause it to determine that a decline in value is other-than-temporary.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Cumulative credit loss on debt securities held at beginning of period	$16,478	$16,478
Addition to credit loss for which an other-than-temporary impairment was previously recognized	518	––
Cumulative credit loss on debt securities held at end of period	$16,996	$16,478

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

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as other evidence that might exist supporting the view that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. For the three months ended March 31, 2014 and 2013, the Company did not record other-than-temporary impairment losses related to its equity securities.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value	Level 1	Level 2	Level 3
March 31, 2014
Debt securities:
U.S. Treasury bonds	$66,804	$––	$66,804	$––
Municipal bonds	506,039	––	506,039	––
Foreign bonds	190,346	––	190,346	––
Governmental agency bonds	259,114	––	259,114	––
Governmental agency mortgage-backed securities	1,440,979	––	1,440,979	––
Non-agency mortgage-backed securities	18,646	––	––	18,646
Corporate debt securities	343,549	––	343,549	––
	2,825,477	––	2,806,831	18,646
Equity securities:
Preferred stocks	10,225	10,225	––	––
Common stocks	336,572	336,572	––	––
	346,797	346,797	––	––
	$3,172,274	$346,797	$2,806,831	$18,646

(in thousands)	Estimated fair value	Level 1	Level 2	Level 3
December 31, 2013
Debt securities:
U.S. Treasury bonds	$66,384	$––	$66,384	$––
Municipal bonds	485,965	––	485,965	––
Foreign bonds	222,508	––	222,508	––
Governmental agency bonds	262,545	––	262,545	––
Governmental agency mortgage-backed securities	1,403,309	––	1,403,309	––
Non-agency mortgage-backed securities	19,022	––	—	19,022
Corporate debt securities	360,084	––	360,084	—
	2,819,817	––	2,800,795	19,022
Equity securities:
Preferred stocks	11,085	11,085	––	––
Common stocks	346,958	346,958	––	––
	358,043	358,043	––	––
	$3,177,860	$358,043	$2,800,795	$19,022

The Company did not have any transfers in and out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2014 and 2013. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Fair value at beginning of period	$19,022	$21,846
Total gains/(losses) (realized and unrealized):
Included in earnings:
Net other-than-temporary impairment losses recognized in earnings	(518)	—
Included in other comprehensive income	466	1,111
Settlements	(324)	(337)
Fair value as of March 31	$18,646	$22,620
Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$(518)	$—

The Company did not purchase or sell any non-agency mortgage-backed securities during the three months ended March 31, 2014 and 2013.

Note 4 – Financing Receivables

Financing receivables are summarized as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Loans receivable, net:
Real estate—mortgage
Multi-family residential	$7,371	$7,455
Commercial	65,678	69,865
Other	702	712
	73,751	78,032
Allowance for loan losses	(3,627)	(3,626)
Participations sold	(627)	(633)
Deferred loan fees, net	(18)	(18)
Loans receivable, net	69,479	73,755
Other long-term investments:
Notes receivable—secured	9,945	10,533
Notes receivable—unsecured	2,405	2,593
	12,350	13,126
Loss reserve	(2,418)	(2,584)
Notes receivable, net	9,932	10,542
Total financing receivables, net	$79,411	$84,297

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Aging analysis of loans and notes receivable at March 31, 2014 is as follows:

	Total	Current	30‑59 days past due	60‑89 days past due	90 days or more past due	Non‑accrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$7,371	$7,371	$—	$—	$—	$—
Commercial	65,678	63,661	—	—	—	2,017
Other	702	702	—	—	—	—
	$73,751	$71,734	$—	$—	$—	$2,017
Notes Receivable:
Secured	$9,945	$5,378	$—	$3,657	$68	$842
Unsecured	2,405	731	9	—	—	1,665
	$12,350	$6,109	$9	$3,657	$68	$2,507

Aging analysis of loans and notes receivable at December 31, 2013 is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Non-accrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$7,455	$7,455	$—	$—	$—	$—
Commercial	69,865	67,807	—	—	—	2,058
Other	712	712	—	—	—	—
	$78,032	$75,974	$—	$—	$—	$2,058
Notes Receivable:				—
Secured	$10,533	$5,784	$3,668	$—	$231	$850
Unsecured	2,593	771	—	—	—	1,822
	$13,126	$6,555	$3,668	$—	$231	$2,672

Note 5 – Goodwill

A summary of the changes in the carrying amount of goodwill, by operating segment, for the three months ended March 31, 2014 is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2013	$799,261	$46,765	$846,026
Acquisitions	148,415	—	148,415
Foreign currency exchange	(1,602)	—	(1,602)
Balance as of March 31, 2014	$946,074	$46,765	$992,839

For further discussion about the Company’s acquisitions see Note 17 Business Combinations.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

In accordance with accounting guidance and consistent with prior years, the Company’s policy is to perform an annual assessment of goodwill for impairment for each reporting unit in the fourth quarter. An impairment analysis has not been performed during the three months ended March 31, 2014 as no triggering events requiring such an analysis occurred.

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	March 31, 2014	December 31, 2013
Finite-lived intangible assets:
Customer lists	$86,096	$77,382
Covenants not to compete	26,907	26,928
Trademarks	10,001	10,026
Patents	2,840	2,840
	125,844	117,176
Accumulated amortization	(91,183)	(88,624)
	34,661	28,552
Indefinite-lived intangible assets:
Licenses	17,761	17,795
	$52,422	$46,347

Amortization expense for finite-lived intangible assets was $3.0 million and $3.1 million for the three months ended March 31, 2014 and 2013, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2014	$5,725
2015	$5,242
2016	$4,457
2017	$2,838
2018	$2,696
2019	$2,318

Note 7 – Reserve for Known and Incurred But Not Reported Claims

A summary of the Company’s loss reserves, broken down into its components of known title claims, incurred but not reported claims (“IBNR”) and non-title claims, is as follows:

(in thousands, except percentages)	March 31, 2014		December 31, 2013
Known title claims	$118,491	12.1%	$135,478	13.3%
IBNR	819,073	83.7%	840,104	82.5%
Total title claims	937,564	95.8%	975,582	95.8%
Non-title claims	41,817	4.2%	42,783	4.2%
Total loss reserves	$979,381	100.0%	$1,018,365	100.0%

The provision for title losses, expressed as a percentage of title premiums and escrow fees, was 6.0% and 8.7% for the three  months ended March 31, 2014 and 2013, respectively.

The current quarter rate of 6.0% reflects the ultimate loss rate for the current policy year.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The first quarter of 2013 rate of 8.7% reflected an ultimate loss rate of 5.6% for the 2013 policy year and a $28.6 million net increase in the loss reserve estimates for prior policy years. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during the first quarter of 2013, primarily from policy years 2006 and 2007, which were adversely impacted by a few large commercial claims and, to a lesser extent, increased claims frequency related to residential lenders policies.

Note 8 – Notes and Contracts Payable

In March 2014, the Company borrowed $150.0 million under its credit facility to partially fund acquisitions during the three months ended March 31, 2014, reducing the available borrowing capacity thereunder from $600.0 million to $450.0 million. At March 31, 2014, outstanding borrowings under the facility totaled $150.0 million at an interest rate of 2.16%. See Note 17 Business Combinations to the condensed consolidated financial statements for further discussion of the Company’s acquisitions.

Note 9 – Income Taxes

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 38.0% and 39.2% for the three months ended March 31, 2014 and 2013, respectively. The differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits and changes in the liability related to tax positions reported on the Company’s tax returns.

In connection with the Company’s June 2010 spin-off from its prior parent, which subsequently assumed the name CoreLogic, Inc. (“CoreLogic”), it entered into a tax sharing agreement which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At March 31, 2014 and December 31, 2013 the Company had a net payable to CoreLogic of $60.3 million and $56.5 million, respectively, related to tax matters prior to the spin-off. This amount is included in the Company’s condensed consolidated balance sheets in accounts payable and accrued liabilities. The increase during the current year results from an additional accrual for tax matters prior to the spin-off.

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

As of March 31, 2014 and December 31, 2013, the liability for income taxes associated with uncertain tax positions was $53.5 million and $47.8 million, respectively. The increase in the liability was attributable to activity related to examinations conducted by various taxing authorities. As of March 31, 2014 and December 31, 2013, the liabilities could be reduced by $32.6 million of offsetting tax benefits associated with the correlative effects of potential adjustments including timing adjustments and state income taxes. The net amounts of $20.9 million and $15.2 million as of March 31, 2014 and December 31, 2013, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of March 31, 2014 and December 31, 2013, the Company had accrued $8.3 million and $4.7 million, respectively, of interest and penalties (net of tax benefits of $3.4 million and $1.9 million, respectively) related to uncertain tax positions.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s uncertain tax positions may significantly increase or decrease within the next 12 months. These changes may be the result of items such as ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

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

Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2014	2013
Numerator
Net income attributable to the Company	$21,724	$36,178
Less: dividends and undistributed earnings allocated to unvested restricted stock units (“RSUs”)	52	54
Net income allocated to common stockholders	$21,672	$36,124
Denominator
Basic weighted-average shares	106,166	107,552
Effect of dilutive employee stock options and RSUs	2,110	2,441
Diluted weighted-average shares	108,276	109,993
Net income per share attributable to the Company’s stockholders
Basic	$0.20	$0.34
Diluted	$0.20	$0.33

For the three months ended March 31, 2014 and 2013, 165 thousand and 32 thousand, respectively, of stock options and RSUs were excluded from the weighted-average diluted shares outstanding due to their antidilutive effect.

Note 11 – Employee Benefit Plans

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans during the three months ended March 31, 2014 and 2013 includes the following components:

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Expense:
Service costs	$329	$479
Interest costs	6,956	6,724
Expected return on plan assets	(4,694)	(4,674)
Amortization of net actuarial loss	7,407	8,002
Amortization of prior service credit	(1,038)	(1,096)
	$8,960	$9,435

The Company contributed $9.4 million to the defined benefit pension and supplemental benefit plans during the three months ended March 31, 2014, and expects to contribute an additional $32.3 million during the remainder of 2014. These contributions include both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The carrying amounts and fair values of the Company’s financial instruments as of March 31, 2014 and December 31, 2013 are presented in the following table:

	March 31, 2014		December 31, 2013
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$770,420	$770,420	$834,837	$834,837
Accounts and accrued income receivable, net	$242,541	$242,541	$236,895	$236,895
Loans receivable, net	$69,479	$70,733	$73,755	$73,397
Investments:
Deposits with banks	$22,754	$22,832	$23,492	$23,601
Debt securities	$2,825,477	$2,825,477	$2,819,817	$2,819,817
Equity securities	$346,797	$346,797	$358,043	$358,043
Notes receivable, net	$9,932	$9,361	$10,542	$9,953
Financial Liabilities:
Deposits	$1,762,117	$1,762,458	$1,692,932	$1,693,138
Accounts payable and accrued liabilities	$316,016	$316,016	$406,819	$406,819
Notes and contracts payable	$457,001	$455,824	$310,285	$301,007

The following table presents the fair value of the Company’s financial instruments as of March 31, 2014 and December 31, 2013, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2014
Financial Assets:
Cash and cash equivalents	$770,420	$770,420	$—	$—
Accounts and accrued income receivable, net	$242,541	$242,541	$—	$—
Loans receivable, net	$70,733	$—	$—	$70,733
Investments:
Deposits with banks	$22,832	$3,773	$19,059	$—
Debt securities	$2,825,477	$—	$2,806,831	$18,646
Equity securities	$346,797	$346,797	$—	$—
Notes receivable, net	$9,361	$—	$—	$9,361
Financial Liabilities:
Deposits	$1,762,458	$1,738,944	$23,514	$—
Accounts payable and accrued liabilities	$316,016	$316,016	$—	$—
Notes and contracts payable	$455,824	$—	$449,677	$6,147

(in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Financial Assets:
Cash and cash equivalents	$834,837	$834,837	$—	$—
Accounts and accrued income receivable, net	$236,895	$236,895	$—	$—
Loans receivable, net	$73,397	$—	$—	$73,397
Investments:
Deposits with banks	$23,601	$2,070	$21,531	$—
Debt securities	$2,819,817	$—	$2,800,795	$19,022
Equity securities	$358,043	$358,043	$—	$—
Notes receivable, net	$9,953	$—	$—	$9,953
Financial Liabilities:
Deposits	$1,693,138	$1,666,336	$26,802	$—
Accounts payable and accrued liabilities	$406,819	$406,819	$—	$—
Notes and contracts payable	$301,007	$—	$294,221	$6,786

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 13 – Share-Based Compensation Plans

The following table presents the compensation expense associated with the Company’s share-based compensation plans for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
(in thousands)	2014	2013
Restricted stock units	$8,273	$9,501
Stock options	67	—
Employee stock purchase plan	1,057	386
	$9,397	$9,887

The following table summarizes RSU activity for the three months ended March 31, 2014:

(in thousands, except weighted‑average grant-date fair value)	Shares	Weighted‑average grant‑date fair value
RSUs unvested at December 31, 2013	2,720	$17.60
Granted during 2014	608	$26.84
Vested during 2014	(760)	$17.30
Forfeited during 2014	(8)	$15.62
RSUs unvested at March 31, 2014	2,560	$19.89

The following table summarizes stock option activity for the three months ended March 31, 2014:

(in thousands, except weighted- average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2013	1,270	$18.03
Exercised during 2014	(326)	$13.82
Balance at March 31, 2014	944	$19.49	2.5 years	$6,809
Vested and expected to vest at March 31, 2014	944	$19.49	2.5 years	$6,809
Exercisable at March 31, 2014	811	$18.16	1.3 years	$6,809

Note 14 – Stockholders’ Equity

In March 2014, the Company’s board of directors approved an increase in size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.9 million remained as of March 31, 2014. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2014 and as of March 31, 2014, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.1 million.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 15 – Accumulated Other Comprehensive Income (Loss)

Changes in the balances of each component of accumulated other comprehensive income (loss) are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2013	$(8,727)	$(3,726)	$(133,084)	$(145,537)
Change in unrealized gain on securities	19,479	—	—	19,479
Change in unrealized gain for which credit losses have been recognized in earnings	488	—	—	488
Change in foreign currency translation adjustments	—	(6,040)	—	(6,040)
Amortization of net actuarial loss	—	—	7,407	7,407
Amortization of prior service credit	—	—	(1,038)	(1,038)
Tax effect	(7,767)	—	(2,478)	(10,245)
Balance at March 31, 2014	$3,473	$(9,766)	$(129,193)	$(135,486)
Allocated to the Company	$3,463	$(9,766)	$(129,193)	$(135,496)
Allocated to noncontrolling interests	10	—	—	10
Balance at March 31, 2014	$3,473	$(9,766)	$(129,193)	$(135,486)

The following table presents the other comprehensive income reclassification adjustments for the three months ended March 31, 2014 and 2013:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Three Months Ended March 31, 2014
Pretax change before reclassifications	$22,333	$(6,040)	$—	$16,293
Reclassifications out of AOCI	(2,366)	—	6,369	4,003
Tax effect	(7,767)	—	(2,478)	(10,245)
Total other comprehensive income (loss), net of tax	$12,200	$(6,040)	$3,891	$10,051
Three Months Ended March 31, 2013
Pretax change before reclassifications	$6,644	$(6,822)	$—	$(178)
Reclassifications out of AOCI	(6,012)	—	6,906	894
Tax effect	(253)	—	(2,762)	(3,015)
Total other comprehensive income (loss), net of tax	$379	$(6,822)	$4,144	$(2,299)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the effect of the reclassifications out of accumulated other comprehensive income on the respective line items in the condensed consolidated statements of income:

	Amounts reclassified from accumulated other comprehensive income
	Three Months Ended March 31,		Affected line items in the condensed
(in thousands)	2014	2013	consolidated statements of income
Net unrealized gains (losses) on securities:
Net realized gains on sales of securities	$2,884	$6,012	Net realized investment gains
Net OTTI losses recognized in earnings	(518)	—	Net OTTI losses recognized in earnings
Pretax total	2,366	6,012
Tax effect	$(921)	$(2,407)
Pension benefit adjustment:
Amortization of defined benefit pension and supplemental benefit plan items:
Net actuarial loss	$(7,407)	$(8,002)	(1)
Prior service credit	1,038	1,096	(1)
Pretax total	$(6,369)	$(6,906)
Tax effect	$2,478	$2,762

(1)	These accumulated other comprehensive income components are included in the computation of net periodic cost. See Note 11 Employee Benefit Plans for additional details.

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

For a substantial majority of these lawsuits, however, it is not possible to assess the probability of loss. Most of these lawsuits are putative class actions which require a plaintiff to satisfy a number of procedural requirements before proceeding to trial. These requirements include, among others, demonstration to a court that the law proscribes in some manner the Company’s activities, the making of factual allegations sufficient to suggest that the Company’s activities exceeded the limits of the law and a determination by the court—known as class certification—that the law permits a group of individuals to pursue the case together as a class. In certain instances the Company may also be able to compel the plaintiff to arbitrate its claim on an individual basis. If these procedural requirements are not met, either the lawsuit cannot proceed or, as is the case with class certification or compelled arbitration, the plaintiffs lose the financial incentive to proceed with the case (or the amount at issue effectively becomes de minimis). Frequently, a court’s determination as to these procedural requirements is subject to appeal to a higher court. As a result of, among other factors, ambiguities and inconsistencies in the myriad laws applicable to the Company’s business and the uniqueness of the factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss until a court has finally determined that a plaintiff has satisfied applicable procedural requirements.

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

All of these lawsuits are putative class actions. A court has only granted class certification in Lewis and Raffone. The class originally certified in Slapikas was subsequently decertified. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the condensed consolidated financial statements as a whole.

•

purchased minority interests in title insurance agents as an inducement to refer title insurance underwriting business to the Company or gave items of value to title insurance agents and others for referrals of business in violation of the Real Estate Settlement Procedures Act, including

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

•	Bushman v. First American Title Insurance Company, et al., filed on November 21, 2013 and pending in the Circuit Court of the State of Michigan, County of Washtenaw,
•	Carrera v. First American Home Buyers Protection Corporation, filed on September 23, 2009 and pending in the United States District Court for the Southern District of California,
•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,
•	Diaz v. First American Home Buyers Protection Corporation, filed on March 10, 2009 and pending in the United States District Court for the Southern District of California,
•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Muehling v. First American Title Company, filed on December 11, 2012 and pending in the Superior Court of the State of California, County of Alameda,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Smith v. First American Title Insurance Company, filed on November 23, 2011 and pending in the United States District Court for the Western District of Washington,
•	Tavenner v. Talon Group, filed on August 18, 2009 and pending in the United States District Court for the Western District of Washington, and
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

All of these lawsuits, except Kaufman, Kirk and Tavenner, are putative class actions for which a class has not been certified. In Kaufman a class was certified but that certification was subsequently vacated. A trial of the Kirk matter has concluded and the determination of the court is pending. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the condensed consolidated financial statements as a whole.

While some of the lawsuits described above may be material to the Company’s operating results in any particular period if an unfavorable outcome results, the Company does not believe that any of these lawsuits will have a material adverse effect on the Company’s overall financial condition or liquidity.

The Company also is a party to non-ordinary course lawsuits other than those described above. With respect to these lawsuits, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, is not material to the condensed consolidated financial statements as a whole.

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

The Company and its subsidiaries also are involved in numerous ongoing routine legal and regulatory proceedings related to their operations.  With respect to each of these proceedings, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, is not material to the condensed consolidated financial statements as a whole.

Note 17 – Business Combinations

In March 2014, the Company completed the acquisition of a company that provides loan quality analytics, decision support tools and loan review services for the mortgage industry for a purchase price of $155.0 million.  The Company has recorded preliminary fair value estimates for the assets acquired and liabilities assumed which are subject to change pending completion of the Company’s purchase price allocation. The Company completed three additional acquisitions during the three months ended March 31, 2014, for an aggregate purchase price of $10.9 million. The Company allocates the purchase price of each acquisition to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. These acquisitions have been included in the Company’s title insurance and services segment. In March 2014, the Company drew $150.0 million on its credit facility to partially fund the acquisitions.

Note 18 – Segment Information

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Selected financial information, by reporting segment, is as follows:

For the three months ended March 31, 2014:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$925,329	$42,637	$17,914	$19,980
Specialty Insurance	87,141	13,899	1,239	1,178
Corporate	719	(21,283)	819	—
Eliminations	(390)	—	—	—
	$1,012,799	$35,253	$19,972	$21,158

For the three months ended March 31, 2013:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,062,581	$64,269	$16,483	$17,623
Specialty Insurance	81,509	15,901	1,179	1,034
Corporate	3,430	(20,578)	733	—
Eliminations	(757)	—	—	—
	$1,146,763	$59,592	$18,395	$18,657

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those policies used in the preparation of First American Financial Corporation’s (the “Company’s”) financial statements that require management to make estimates and judgments that affect the reported amounts of certain assets, liabilities, revenues, expenses and related disclosure of contingencies. A summary of these policies can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the Company’s critical accounting policies since the filing of its Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued updated guidance intended to eliminate the diversity in practice regarding financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of the guidance had no impact on the Company’s condensed consolidated financial statements.

Pending Accounting Pronouncements

In April 2014, the FASB issued updated guidance which changes the criteria for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The updated guidance is effective for interim and annual reporting periods beginning after December 31, 2014, with early adoption permitted.

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

The Company’s total revenue declined 11.7% in the first quarter of 2014 when compared with the first quarter of 2013.  The Company’s total revenue was negatively impacted by a significant decrease in refinance transactions, which was partially offset by revenue growth in the Company’s residential purchase and commercial businesses.

According to the Mortgage Bankers Association’s April 8, 2014 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 56.9% in the first quarter of 2014 when compared with the first quarter of 2013. According to the MBA Forecast, the dollar amount of purchase originations decreased 15.4% and refinance originations decreased 71.4%. This residential mortgage origination activity resulted in a 0.1% decrease in domestic residential purchase orders closed per day and a 63.7% decrease in domestic refinance orders closed per day by the Company’s direct title operations in the first quarter of 2014 when compared to the first quarter of 2013.

The level of domestic title orders opened per day by the Company’s direct title operations during the first quarter of 2014 decreased by 28.0% when compared with the first quarter of 2013. The order mix continued to shift toward residential purchase and commercial transactions, which typically generate higher premiums than refinance transactions. Residential purchase open orders per day decreased 0.4% and commercial open orders per day decreased 1.5%, while refinance open orders per day decreased 51.9%. Due to the continued decline in refinance activity during the first quarter of 2014, the Company continued making adjustments to its cost structure. The Company made reductions to its employee headcount and use of temporary labor in the first quarter of 2014, resulting in severance expense of $3.7 million for the three months ended March 31, 2014.

Title Insurance and Services

	Three Months Ended March 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change
Revenues
Direct premiums and escrow fees	$349,363	$399,985	$(50,622)	(12.7)%
Agent premiums	420,924	484,465	(63,541)	(13.1)
Information and other	137,178	151,749	(14,571)	(9.6)
Investment income	15,703	18,986	(3,283)	(17.3)
Net realized investment gains	2,679	7,396	(4,717)	(63.8)
Net other-than-temporary impairment losses recognized in earnings	(518)	—	(518)	—
	925,329	1,062,581	(137,252)	(12.9)
Expenses
Personnel costs	300,279	316,844	(16,565)	(5.2)
Premiums retained by agents	336,665	387,543	(50,878)	(13.1)
Other operating expenses	170,082	188,614	(18,532)	(9.8)
Provision for policy losses and other claims	46,216	77,360	(31,144)	(40.3)
Depreciation and amortization	17,914	16,483	1,431	8.7
Premium taxes	10,936	10,904	32	0.3
Interest	600	564	36	6.4
	882,692	998,312	(115,620)	(11.6)
Income before income taxes	$42,637	$64,269	$(21,632)	(33.7)%
Margins	4.6%	6.0%	(1.4)%	(23.3)%

Direct premiums and escrow fees were $349.4 million for the three months ended March 31, 2014, a decrease of $50.6 million, or 12.7%, when compared with the same period of the prior year. The decrease was primarily due to a decrease in the number of domestic title orders closed by the Company’s direct operations during the first quarter, partially offset by an increase in domestic average revenues per order closed.  The average revenues per order closed was $1,723 for the three months ended March 31, 2014, an increase of 39.0% when compared with $1,240 for the three months ended March 31, 2013. The quarter over quarter increase in average revenues per order closed was primarily attributable to an increase in the mix of direct revenues generated from higher premium residential purchase and commercial transactions and higher real estate values.  The Company’s direct title operations closed 180,100 title orders during the three months ended March 31, 2014, a decrease of 38.2% when compared with 291,400 title orders closed during the same period of the prior year, which was generally consistent with residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums were $420.9 million for the three months ended March 31, 2014, a decrease of $63.5 million, or 13.1%, when compared with the same period of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, first quarter agent premiums typically reflect fourth quarter mortgage origination activity. The decrease in agent premiums quarter over quarter was consistent with the 12.2% decrease in the Company’s direct premiums and escrow fees in the fourth quarter of 2013 as compared with the fourth quarter of 2012. The Company continuously analyzes the terms and profitability of its title agency relationships and, where it deems it necessary, amends agent agreements to the extent possible.

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

Information and other revenues were $137.2 million for the three months ended March 31, 2014, a decrease of $14.6 million or 9.6%, when compared with the same period of the prior year. The decrease was primarily attributable to lower demand for the Company’s default and title plant information products as a result of the decrease in domestic loss mitigation and mortgage origination activities in the current quarter when compared with the same period of the prior year.

Investment income totaled $15.7 million for the three months ended March 31, 2014, a decrease of $3.3 million, or 17.3%, when compared with the same period of the prior year. The decrease was primarily due to lower equity in earnings and increased impairment losses related to investments accounted for using the equity method.

Net realized investment gains totaled $2.7 million and $7.4 million for the three months ended March 31, 2014 and 2013, respectively, and were primarily from the sales of debt and equity securities.  The net realized investment gains in the first quarter of 2013 also included a gain from the sale of an office building.

The title insurance and services segment recognized $0.5 million in other-than-temporary impairment losses for the three months ended March 31, 2014 related to the Company’s non-agency mortgage-backed securities portfolio.  No other-than-temporary impairment losses were recognized for the three months ended March 31, 2013.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $300.3 million for the three months ended March 31, 2014, a decrease of $16.6 million, or 5.2%, when compared with the same period of the prior year. The decrease was primarily attributable to lower benefits expense and lower overtime expense.  The lower benefits expense was due to changes in the Company’s medical and dental insurance plans and lower incurred medical claims.  The lower overtime expense was due to the lower order volumes.

Agents retained $336.7 million of title premiums generated by agency operations for the three months ended March 31, 2014, which compares with $387.5 million for the same period of the prior year. The percentage of title premiums retained by agents was 80.0% for the three months ended March 31, 2014 and 2013.

Other operating expenses for the title insurance and services segment were $170.1 million for the three months ended March 31, 2014, a decrease of $18.5 million, or 9.8%, when compared with the same period of the prior year. The decrease was primarily due to lower production related expense and temporary labor costs as a result of lower order volumes.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 6.0% and 8.7% for the three months ended March 31, 2014 and 2013, respectively.

The current quarter rate of 6.0% reflects the ultimate loss rate for the current policy year.

The first quarter of 2013 rate of 8.7% reflected an ultimate loss rate of 5.6% for the 2013 policy year and a $28.6 million net increase in the loss reserve estimates for prior policy years. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during the first quarter of 2013, primarily from policy years 2006 and 2007, which were adversely impacted by a few large commercial claims and, to a lesser extent, increased claims frequency related to residential lenders policies.

Premium taxes were $10.9 million for the three months ended March 31, 2014 and 2013. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% and 1.2% for the three months ended March 31, 2014 and 2013, respectively.

In general, the title insurance business is a lower profit margin business when compared to the Company’s specialty insurance segment. The lower profit margins reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margins for the three months ended March 31, 2014 and 2013 were 4.6% and 6.0%, respectively.

Specialty Insurance

	Three Months Ended March 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change
Revenues
Direct premiums	$84,509	$77,866	$6,643	8.5%
Information and other	470	390	80	20.5
Investment income	1,729	1,678	51	3.0
Net realized investment gains	433	1,575	(1,142)	(72.5)
	87,141	81,509	5,632	6.9
Expenses
Personnel costs	15,514	14,331	1,183	8.3
Other operating expenses	11,468	10,219	1,249	12.2
Provision for policy losses and other claims	43,667	38,666	5,001	12.9
Depreciation and amortization	1,239	1,179	60	5.1
Premium taxes	1,354	1,213	141	11.6
	73,242	65,608	7,634	11.6
Income before income taxes	$13,899	$15,901	$(2,002)	(12.6)%
Margins	16.0%	19.5%	(3.5)%	(17.9)%

Direct premiums were $84.5 million for the three months ended March 31, 2014, an increase of $6.6 million, or 8.5%, when compared with the same period of the prior year. The increase was primarily due to an increase in the number of home warranty residential service contracts issued and, to a lesser extent, an increase in property and casualty policies issued. The increase in home warranty residential service contracts was primarily associated with renewals.

Net realized investment gains totaled $0.4 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively, and were from the sales of debt and equity securities.

Personnel costs and other operating expenses were $27.0 million and $24.6 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $2.4 million, or 9.9%, when compared with the same period of the prior year. The increase was primarily related to higher salary expense due to increased headcount associated with the increased volume in the home warranty and property and casualty businesses and increased amortization of deferred acquisition costs.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 48.1% for the three months ended March 31, 2014 and 2013.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 58.4% for the three months ended March 31, 2014, compared with 52.5% for the same period of the prior year. The increase in the claims rate was primarily attributable to higher frequency and severity of claims due to more severe winter weather experienced in the first quarter of 2014 when compared to the first quarter of 2013.

Premium taxes were $1.4 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively. Premium taxes as a percentage of specialty insurance segment premiums were 1.6% for the three months ended March 31, 2014 and 2013.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. The pre-tax margin for the three months ended March 31, 2014 was 16.0%, down from 19.5% for the same period of the prior year.

Corporate

	Three Months Ended March 31,
(in thousands, except percentages)	2014	2013	$ Change	% Change
Revenues
Investment income	$719	$3,145	$(2,426)	(77.1)%
Net realized investment gains	—	285	(285)	(100.0)
	719	3,430	(2,711)	(79.0)
Expenses
Personnel costs	10,725	13,325	(2,600)	(19.5)
Other operating expenses	6,824	6,519	305	4.7
Depreciation and amortization	819	733	86	11.7
Interest	3,634	3,431	203	5.9
	22,002	24,008	(2,006)	(8.4)
Loss before income taxes	$(21,283)	$(20,578)	$(705)	(3.4)%

Investment income totaled $0.7 million and $3.1 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in investment income was primarily attributable to lower earnings on investments associated with the Company’s deferred compensation plan.

Corporate personnel costs and other operating expenses were $17.5 million and $19.8 million for the three months ended March 31, 2014 and 2013, respectively. The decrease was primarily attributable to decreased costs associated with the Company’s deferred compensation plan.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the condensed consolidated financial statements. The Company’s inter-segment eliminations were not material for the three months ended March 31, 2014 and 2013.

INCOME TAXES

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 38.0% and 39.2% for the three months ended March 31, 2014 and 2013, respectively. The differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits and changes in the liability related to tax positions reported on the Company’s tax returns.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three months ended March 31, 2014 and 2013 was $21.9 million and $36.2 million, respectively. Net income attributable to the Company for the three months ended March 31, 2014 and 2013 was $21.7 million and $36.2 million, or $0.20 and $0.33 per diluted share, respectively.

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

Cash used for operating activities amounted to $104.6 million and $50.9 million for the three months ended March 31, 2014 and 2013, respectively, after claim payments, net of recoveries, of $123.0 million and $111.2 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2014 were purchases of debt and equity securities, business acquisitions, capital expenditures and dividends to common stockholders. The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2013 were purchases of debt and equity securities, repayment of debt, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the three months ended March 31, 2014 were proceeds from the issuance of debt, proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The most significant nonoperating sources of cash and cash equivalents for the three months ended March 31, 2013 were proceeds from the issuance of debt, proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The net effect of all activities on total cash and cash equivalents was a decrease of $64.4 million for the three months ended March 31, 2014, and an increase of $183.1 million for the three months ended March 31, 2013.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In March 2014, the Company’s board of directors approved an increase in the Company’s quarterly cash dividend to 24 cents per common share, representing a 100% increase from the prior level of 12 cents per common share.  The dividend increase will become effective beginning with the June 2014 dividend. Management expects that the Company will continue to pay quarterly cash dividends at or above the second quarter 2014 level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, industry practice, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2014, the Company’s board of directors approved an increase in size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.9 million remained as of March 31, 2014. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2014 and as of March 31, 2014, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.1 million.

The Company completed acquisitions for an aggregate purchase price of $165.9 million in the first quarter of 2014.  In March 2014, the Company drew $150.0 million on its credit facility, which is discussed below, to partially fund these acquisitions.

Holding Company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other potential factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of March 31, 2014, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries in 2014, without prior approval from applicable regulators, was $320.4 million. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of March 31, 2014, the holding company’s sources of liquidity included $243.0 million of cash and cash equivalents and $450.0 million available on the Company’s $600.0 million revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing. The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. as administrative agent, and a syndicate of lenders. The credit agreement is comprised of a $600.0 million revolving credit facility, which will terminate on April 17, 2016, unless terminated earlier. Proceeds under the credit agreement may be used for general corporate purposes. At March 31, 2014, the Company had outstanding borrowings of $150.0 million under the facility and the interest rate associated with the amounts borrowed under the facility was 2.16%. At March 31, 2014, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used periodically as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During the three months ended March 31, 2014, the Company did not enter into any financing transactions under these agreements and as of March 31, 2014, no amounts were outstanding.

Notes and contracts payable as a percentage of total capitalization was 15.6% and 11.2% at March 31, 2014 and December 31, 2013, respectively. The increase primarily reflects the Company’s borrowings under the credit facility during the first quarter of 2014.

Investment Portfolio. The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of March 31, 2014, the Company’s debt and equity investment securities portfolio consisted of 90% fixed income securities. As of that date, 69% of the Company’s fixed income investments were held in securities that are United States government-backed or rated AAA, and 99% of the fixed income portfolio was rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on Standard & Poor’s Rating Services (“S&P”) and Moody’s Investor Service, Inc. (“Moody’s”) published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

The table below outlines the composition of the investment portfolio in an unrealized loss position by credit rating (percentages are based on the amortized cost basis of the investments) as of March 31, 2014. Credit ratings are based on S&P and Moody’s published ratings and are exclusive of insurance effects. If a security was rated differently by both rating agencies, the lower of the two ratings was selected:

March 31, 2014	A‑Ratings or Higher	BBB+ to BBB- Ratings	Non‑Investment Grade/Not Rated
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	100.0%	0.0%	0.0%
Foreign bonds	99.4%	0.6%	0.0%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed securities	0.0%	0.0%	100.0%
Corporate debt securities	68.8%	31.2%	0.0%
Preferred stock	40.4%	59.6%	0.0%
	97.0%	2.2%	0.8%

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements. The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $5.1 billion and $4.7 billion at March 31, 2014 and December 31, 2013, respectively, of which $1.6 billion were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated balance sheets in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets totaled $3.0 billion at March 31, 2014 and December 31, 2013 and were held or managed by First American Trust, FSB. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $1.9 billion and $1.4 billion at March 31, 2014 and December 31, 2013, respectively. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

At March 31, 2014 and December 31, 2013, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $14.5 million and $14.7 million, respectively. The guarantee arrangements relate to promissory notes and other contracts, and contingently require the Company to make payments to the guaranteed party based on the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential amount of future payments under these guarantees totaled $14.5 million at March 31, 2014 and $14.7 million at December 31, 2013, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its condensed consolidated balance sheets related to these guarantees at March 31, 2014 and December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments on any significant scale to hedge these risks.

There have been no material changes in the Company’s market risks since the filing of its Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of March 31, 2014, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For a substantial majority of these lawsuits, however, it is not possible to assess the probability of loss. Most of these lawsuits are putative class actions which require a plaintiff to satisfy a number of procedural requirements before proceeding to trial. These requirements include, among others, demonstration to a court that the law proscribes in some manner the Company’s activities, the making of factual allegations sufficient to suggest that the Company’s activities exceeded the limits of the law and a determination by the court—known as class certification—that the law permits a group of individuals to pursue the case together as a class. In certain instances the Company may also be able to compel the plaintiff to arbitrate its claim on an individual basis. If these procedural requirements are not met, either the lawsuit cannot proceed or, as is the case with class certification or compelled arbitration, the plaintiffs lose the financial incentive to proceed with the case (or the amount at issue effectively becomes de minimis). Frequently, a court’s determination as to these procedural requirements is subject to appeal to a higher court. As a result of, among other factors, ambiguities and inconsistencies in the myriad laws applicable to the Company’s business and the uniqueness of the factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss until a court has finally determined that a plaintiff has satisfied applicable procedural requirements.

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

All of these lawsuits are putative class actions. A court has only granted class certification in Lewis and Raffone. The class originally certified in Slapikas was subsequently decertified. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the condensed consolidated financial statements as a whole.

•

purchased minority interests in title insurance agents as an inducement to refer title insurance underwriting business to the Company or gave items of value to title insurance agents and others for referrals of business in violation of the Real Estate Settlement Procedures Act, including

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

•	Bushman v. First American Title Insurance Company, et al., filed on November 21, 2013 and pending in the Circuit Court of the State of Michigan, County of Washtenaw,
•	Carrera v. First American Home Buyers Protection Corporation, filed on September 23, 2009 and pending in the United States District Court for the Southern District of California,
•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,
•	Diaz v. First American Home Buyers Protection Corporation, filed on March 10, 2009 and pending in the United States District Court for the Southern District of California,
•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Muehling v. First American Title Company, filed on December 11, 2012 and pending in the Superior Court of the State of California, County of Alameda,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Smith v. First American Title Insurance Company, filed on November 23, 2011 and pending in the United States District Court for the Western District of Washington,
•	Tavenner v. Talon Group, filed on August 18, 2009 and pending in the United States District Court for the Western District of Washington, and
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

All of these lawsuits, except Kaufman, Kirk and Tavenner, are putative class actions for which a class has not been certified. In Kaufman a class was certified but that certification was subsequently vacated. A trial of the Kirk matter has concluded and the determination of the court is pending. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the condensed consolidated financial statements as a whole.

While some of the lawsuits described above may be material to the Company’s operating results in any particular period if an unfavorable outcome results, the Company does not believe that any of these lawsuits will have a material adverse effect on the Company’s overall financial condition or liquidity.

The Company also is a party to non-ordinary course lawsuits other than those described above. With respect to these lawsuits, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, is not material to the condensed consolidated financial statements as a whole.

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

The Company and its subsidiaries also are involved in numerous ongoing routine legal and regulatory proceedings related to their operations.  With respect to each of these proceedings, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, is not material to the condensed consolidated financial statements as a whole.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of March 31, 2014 are $1.0 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

13. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend upon, among other factors, the future performance of assets held in trust for the plan and interest rates. The pension plan was underfunded as of March 31, 2014 by $62.2 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings, expenses and interest rates require adjustment. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

14. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 75 to 85% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $105.4 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

20. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of March 31, 2014, under such regulations, the maximum amount of dividends, loans and advances available in 2014 from these insurance subsidiaries, without prior approval from applicable regulators, was $320.4 million.

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

Date: April 24, 2014

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