Form 10-Q
period 2014-06-30
First American Financial Corp
filed 2014-07-24
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

On July 21, 2014, there were 107,103,099 shares of common stock outstanding.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE EFFECT OF PENDING ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;
•	THE HOLDING OF AND EXPECTED CASH FLOWS FROM DEBT SECURITIES AND ASSUMPTIONS RELATING THERETO;
•	EXPECTED PENSION PLAN AND SUPPLEMENTAL BENEFIT PLAN CONTRIBUTIONS AND RETURNS;
•	THE EFFECT OF LAWSUITS, REGULATORY EXAMINATIONS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;
•	FUTURE ACTIONS TO BE TAKEN IN CONNECTION WITH THE COMPANY’S REVIEW OF ITS AGENCY RELATIONSHIPS;
•	FUTURE PAYMENT OF DIVIDENDS;
•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS;
•	THE LIKELIHOOD OF CHANGES IN EXPECTED ULTIMATE LOSSES AND CORRESPONDING LOSS RATES AND CLAIM RESERVES;
•	ANTICIPATED RECOVERIES IN CONNECTION WITH A LARGE COMMERCIAL CLAIM;
•	FUTURE ACQUISITIONS AND THE VALUATION OF ACQUIRED BUSINESSES; AND
•	THE IMPACT OF THE REDOMESTICATION OF THE COMPANY’S PRINCIPAL TITLE INSURANCE SUBSIDIARY FROM CALIFORNIA TO NEBRASKA,

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,041,259	$834,837
Accounts and accrued income receivable, net	291,607	236,895
Income taxes receivable	—	37,632
Investments:
Deposits with banks	24,108	23,492
Debt securities, includes pledged securities of $124,181 and $123,956	2,947,204	2,819,817
Equity securities	313,289	358,043
Other long-term investments	179,637	183,976
	3,464,238	3,385,328
Loans receivable, net	58,841	73,755
Property and equipment, net	368,600	361,348
Title plants and other indexes	526,799	523,879
Deferred income taxes	27,478	27,478
Goodwill	993,871	846,026
Other intangible assets, net	50,578	46,347
Other assets	192,892	185,658
	$7,016,163	$6,559,183
Liabilities and Equity
Deposits	$1,962,711	$1,692,932
Accounts payable and accrued liabilities	739,831	795,812
Deferred revenue	187,608	192,184
Reserve for known and incurred but not reported claims	1,013,150	1,018,365
Income taxes payable	14,274	—
Deferred income taxes	97,170	93,362
Notes and contracts payable	454,681	310,285
	4,469,425	4,102,940
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares;
Outstanding—107,100 shares and 105,900 shares	1	1
Additional paid-in capital	2,096,246	2,077,828
Retained earnings	553,734	520,764
Accumulated other comprehensive loss	(105,957)	(145,544)
Total stockholders’ equity	2,544,024	2,453,049
Noncontrolling interests	2,714	3,194
Total equity	2,546,738	2,456,243
	$7,016,163	$6,559,183

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Direct premiums and escrow fees	$531,123	$593,205	$964,995	$1,071,056
Agent premiums	423,209	496,730	844,133	981,195
Information and other	165,703	171,522	303,345	323,655
Investment income	23,659	22,485	41,426	45,543
Net realized investment gains	6,790	4,522	9,902	13,778
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on debt securities	(137)	—	(167)	—
Portion of OTTI losses on debt securities recognized in other comprehensive loss	(378)	—	(866)	—
	(515)	—	(1,033)	—
	1,149,969	1,288,464	2,162,768	2,435,227
Expenses
Personnel costs	354,133	364,767	680,651	709,267
Premiums retained by agents	338,271	396,024	674,936	783,567
Other operating expenses	214,121	232,765	402,488	438,111
Provision for policy losses and other claims	128,466	198,766	218,349	314,792
Depreciation and amortization	19,780	18,192	39,752	36,587
Premium taxes	14,254	14,795	26,544	26,912
Interest	4,486	3,931	8,337	7,175
	1,073,511	1,229,240	2,051,057	2,316,411
Income before income taxes	76,458	59,224	111,711	118,816
Income taxes	25,770	24,276	39,171	47,636
Net income	50,688	34,948	72,540	71,180
Less: Net income attributable to noncontrolling interests	94	276	222	330
Net income attributable to the Company	$50,594	$34,672	$72,318	$70,850
Net income per share attributable to the Company’s stockholders (Note 10):
Basic	$0.47	$0.32	$0.68	$0.66
Diluted	$0.47	$0.31	$0.67	$0.64
Cash dividends declared per share	$—	$0.12	$0.36	$0.24
Weighted-average common shares outstanding (Note 10):
Basic	106,878	108,210	106,522	107,881
Diluted	108,647	110,311	108,423	110,072

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$50,688	$34,948	$72,540	$71,180
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	13,902	(40,492)	25,804	(40,745)
Unrealized gain (loss) on securities for which credit losses have been recognized in earnings	137	(612)	435	20
Foreign currency translation adjustment	11,612	(9,794)	5,572	(16,616)
Pension benefit adjustment	3,892	4,143	7,783	8,287
Total other comprehensive income (loss), net of tax	29,543	(46,755)	39,594	(49,054)
Comprehensive income (loss)	80,231	(11,807)	112,134	22,126
Less: Comprehensive income attributable to noncontrolling interests	98	268	229	323
Comprehensive income (loss) attributable to the Company	$80,133	$(12,075)	$111,905	$21,803

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$72,540	$71,180
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	218,349	314,792
Depreciation and amortization	39,752	36,587
Amortization of premiums and accretion of discounts on securities, net	11,967	11,872
Excess tax benefits from share-based compensation	(5,827)	(5,681)
Share-based compensation	12,519	14,344
Net realized investment gains	(9,902)	(13,778)
Net OTTI losses recognized in earnings	1,033	—
Equity in earnings of affiliates, net	1,748	(7,136)
Dividends from equity method investments	3,471	5,137
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(240,144)	(224,739)
Net change in income tax accounts	33,493	28,967
Increase in accounts and accrued income receivable	(11,439)	(8,682)
Decrease in accounts payable and accrued liabilities	(74,174)	(56,146)
(Decrease) increase in deferred revenue	(5,017)	2,327
Other, net	(3,476)	(10,610)
Cash provided by operating activities	44,893	158,434
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(166,354)	(150)
Net increase in deposits with banks	(256)	(2,419)
Net decrease in loans receivable	14,914	22,642
Purchases of debt and equity securities	(592,381)	(701,372)
Proceeds from sales of debt and equity securities	386,744	286,705
Proceeds from maturities of debt securities	173,644	271,004
Net change in other long-term investments	1,364	1,974
Capital expenditures	(40,063)	(38,879)
Proceeds from sale of property and equipment	13	5,071
Cash used for investing activities	(222,375)	(155,424)
Cash flows from financing activities:
Net change in deposits	269,779	171,454
Proceeds from issuance of debt	300,735	249,095
Repayment of debt	(156,476)	(163,761)
Net payments in connection with share-based compensation plans	(911)	(4,488)
Net activity related to noncontrolling interests	(633)	(504)
Excess tax benefits from share-based compensation	5,827	5,681
Purchase of Company shares	—	(17,485)
Cash dividends	(38,441)	(25,934)
Cash provided by financing activities	379,880	214,058
Effect of exchange rate changes on cash	4,024	(5,823)
Net increase in cash and cash equivalents	206,422	211,245
Cash and cash equivalents—Beginning of period	834,837	670,529
Cash and cash equivalents—End of period	$1,041,259	$881,774
Supplemental information:
Cash paid during the period for:
Interest	$8,346	$2,657
Premium taxes	$36,825	$33,913
Income taxes, less refunds of $1,016 and $461	$5,827	$18,208

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2013	105,900	$1	$2,077,828	$520,764	$(145,544)	$2,453,049	$3,194	$2,456,243
Net income for six months ended June 30, 2014	—	—	—	72,318	—	72,318	222	72,540
Dividends on common shares	—	—	—	(38,441)	—	(38,441)	—	(38,441)
Shares issued in connection with share-based compensation plans	1,200	—	5,823	(907)	—	4,916	—	4,916
Share-based compensation expense	—	—	12,519	—	—	12,519	—	12,519
Net activity related to noncontrolling interests	—	—	76	—	—	76	(709)	(633)
Other comprehensive income (Note 15)	—	—	—	—	39,587	39,587	7	39,594
Balance at June 30, 2014	107,100	$1	$2,096,246	$553,734	$(105,957)	$2,544,024	$2,714	$2,546,738

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

Reclassifications, Revisions and Out-of-Period Adjustments

Certain 2013 amounts have been reclassified to conform to the 2014 presentation.

The condensed consolidated statement of cash flows for the six months ended June 30, 2013 was revised for an error which resulted in an adjustment between cash and cash equivalents and deposits with banks.  The adjustment resulted in a reduction to net increase in deposits with banks of $23.4 million, an increase in cash and cash equivalents—beginning of period of $43.3 million and an increase in cash and cash equivalents—end of period of $19.9 million.

The condensed consolidated balance sheet as of December 31, 2013 was revised for an error which resulted in an adjustment between income taxes receivable and deferred income taxes. The adjustment resulted in an increase to income taxes receivable of $11.1 million, an increase in deferred income tax assets of $27.5 million and an increase in deferred income tax liabilities of $38.6 million.

During the three months ended June 30, 2014, the Company identified and recorded adjustments to correct for certain errors in foreign currency translation and transactions in prior periods.  These adjustments resulted in an increase to other operating expenses of $4.3 million.

The Company does not consider these adjustments to be material, individually or in the aggregate, to either the current year or any previously issued consolidated financial statements.

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

Pending Accounting Pronouncements

In June 2014, the FASB issued updated guidance intended to eliminate the diversity in practice regarding share-based payment awards that include terms which provide for a performance target that affects vesting being achieved after the requisite service period. The new standard requires that a performance target which affects vesting and could be achieved after the requisite service period be treated as a performance condition that affects vesting and should not be reflected in estimating the grant-date fair value.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company expects the adoption of this guidance to have no impact on its condensed consolidated financial statements.

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets. The new revenue standard contains principles that an entity will apply to determine the

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

measurement of revenue and the timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption prohibited. The Company is currently assessing the impact of the new guidance on its condensed consolidated financial statements.

In April 2014, the FASB issued updated guidance which changes the criteria for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The updated guidance is effective for interim and annual reporting periods beginning after December 31, 2014, with early adoption permitted. The Company expects the adoption of this guidance to have no impact on its condensed consolidated financial statements.

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $6.5 billion and $4.7 billion at June 30, 2014 and December 31, 2013, respectively, of which $1.8 billion and $1.6 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated balance sheets in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.0 billion at June 30, 2014 and December 31, 2013. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $1.8 billion and $1.4 billion at June 30, 2014 and December 31, 2013, respectively. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 3 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value	Other-than- temporary impairments in AOCI
		Gains	Losses
June 30, 2014
U.S. Treasury bonds	$82,510	$874	$(221)	$83,163	$—
Municipal bonds	516,201	9,362	(2,028)	523,535	—
Foreign bonds	190,195	1,621	(135)	191,681	—
Governmental agency bonds	225,555	1,046	(2,709)	223,892	—
Governmental agency mortgage-backed securities	1,460,102	5,956	(12,001)	1,454,057	—
Non-agency mortgage-backed securities (1)	17,941	1,346	(1,293)	17,994	19,877
Corporate debt securities	444,205	9,434	(757)	452,882	—
	$2,936,709	$29,639	$(19,144)	$2,947,204	$19,877
December 31, 2013
U.S. Treasury bonds	$66,400	$669	$(685)	$66,384	$—
Municipal bonds	491,143	5,113	(10,291)	485,965	—
Foreign bonds	221,298	1,836	(626)	222,508	—
Governmental agency bonds	267,713	233	(5,401)	262,545	—
Governmental agency mortgage-backed securities	1,426,489	2,074	(25,254)	1,403,309	—
Non-agency mortgage-backed securities (1)	19,658	1,167	(1,803)	19,022	20,743
Corporate debt securities	355,893	7,279	(3,088)	360,084	—
	$2,848,594	$18,371	$(47,148)	$2,819,817	$20,743

(1)

At June 30, 2014, the $17.9 million amortized cost is net of $1.0 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the six months ended June 30, 2014. At June 30, 2014 and December 31, 2013, the $1.3 million and $1.8 million, respectively, of gross unrealized losses related to securities determined to be other-than-temporarily impaired. The $19.9 million and $20.7 million other-than-temporary impairments recorded in accumulated other comprehensive income (loss) (“AOCI”) at June 30, 2014 and December 31, 2013, respectively, which relate to non-agency mortgage-backed securities, represent the amount of other-than-temporary impairment losses recognized in AOCI which were not included in earnings as the losses were not considered to be credit related.

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

	Cost	Gross unrealized		Estimated fair value
(in thousands)		Gains	Losses
June 30, 2014
Preferred stocks	$9,653	$1,936	$(232)	$11,357
Common stocks	276,020	26,341	(429)	301,932
	$285,673	$28,277	$(661)	$313,289
December 31, 2013
Preferred stocks	$9,915	$1,567	$(397)	$11,085
Common stocks	324,184	25,137	(2,363)	346,958
	$334,099	$26,704	$(2,760)	$358,043

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company had the following net unrealized gains (losses) as of June 30, 2014 and December 31, 2013:

(in thousands)	As of June 30, 2014	As of December 31, 2013
Debt securities for which an OTTI has been recognized	$87	$(625)
Debt securities—all other	10,408	(28,152)
Equity securities	27,616	23,944
	$38,111	$(4,833)

Sales of debt and equity securities resulted in realized gains of $8.0 million and $5.6 million and realized losses of $0.6 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively, and realized gains of $14.6 million and $12.2 million and realized losses of $4.3 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively.

The Company had the following gross unrealized losses as of June 30, 2014 and December 31, 2013:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2014
Debt securities:
U.S. Treasury bonds	$4,073	$(11)	$17,246	$(210)	$21,319	$(221)
Municipal bonds	48,817	(167)	105,820	(1,861)	154,637	(2,028)
Foreign bonds	11,473	(63)	6,630	(72)	18,103	(135)
Governmental agency bonds	8,259	(25)	133,676	(2,684)	141,935	(2,709)
Governmental agency mortgage-backed securities	424,099	(1,769)	402,830	(10,232)	826,929	(12,001)
Non-agency mortgage-backed securities	1,871	(213)	6,566	(1,080)	8,437	(1,293)
Corporate debt securities	86,760	(482)	26,921	(275)	113,681	(757)
Total debt securities	585,352	(2,730)	699,689	(16,414)	1,285,041	(19,144)
Equity securities	8,749	(414)	4,805	(247)	13,554	(661)
Total	$594,101	$(3,144)	$704,494	$(16,661)	$1,298,595	$(19,805)
December 31, 2013
Debt securities:
U.S. Treasury bonds	$37,492	$(685)	$—	$—	$37,492	$(685)
Municipal bonds	230,180	(8,938)	27,687	(1,353)	257,867	(10,291)
Foreign bonds	56,579	(626)	—	—	56,579	(626)
Governmental agency bonds	203,011	(5,375)	131	(26)	203,142	(5,401)
Governmental agency mortgage-backed securities	838,411	(20,970)	124,425	(4,284)	962,836	(25,254)
Non-agency mortgage-backed securities	—	—	12,086	(1,803)	12,086	(1,803)
Corporate debt securities	129,394	(2,422)	12,500	(666)	141,894	(3,088)
Total debt securities	1,495,067	(39,016)	176,829	(8,132)	1,671,896	(47,148)
Equity securities	85,112	(2,718)	1,046	(42)	86,158	(2,760)
Total	$1,580,179	$(41,734)	$177,875	$(8,174)	$1,758,054	$(49,908)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Substantially all securities in the Company’s non-agency mortgage-backed portfolio are senior tranches and all were investment grade at the time of purchase, however, all have subsequently been downgraded to below investment grade. The table below summarizes the composition of the Company’s non-agency mortgage-backed securities as of June 30, 2014, by collateral type and year of issuance.

(in thousands, except number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$3,235	$2,759
2006	3	8,346	7,794
2005	1	851	817
Alt-A single family residential:
2007	1	5,509	6,624
	6	$17,941	$17,994

The amortized cost and estimated fair value of debt securities at June 30, 2014, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$10,754	$43,020	$26,304	$2,432	$82,510
Estimated fair value	$10,850	$43,199	$26,491	$2,623	$83,163
Municipal bonds
Amortized cost	$10,130	$218,468	$171,734	$115,869	$516,201
Estimated fair value	$10,222	$221,151	$175,474	$116,688	$523,535
Foreign bonds
Amortized cost	$45,372	$127,876	$15,984	$963	$190,195
Estimated fair value	$45,639	$129,076	$15,988	$978	$191,681
Governmental agency bonds
Amortized cost	$6,450	$131,967	$78,254	$8,884	$225,555
Estimated fair value	$6,470	$131,174	$76,848	$9,400	$223,892
Corporate debt securities
Amortized cost	$22,851	$242,589	$150,941	$27,824	$444,205
Estimated fair value	$23,123	$248,490	$152,788	$28,481	$452,882
Total debt securities excluding mortgage-backed securities
Amortized cost	$95,557	$763,920	$443,217	$155,972	$1,458,666
Estimated fair value	$96,304	$773,090	$447,589	$158,170	$1,475,153
Total mortgage-backed securities
Amortized cost					$1,478,043
Estimated fair value					$1,472,051
Total debt securities
Amortized cost					$2,936,709
Estimated fair value					$2,947,204

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
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Other-than-temporary impairment — debt securities

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of June 30, 2014, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

The Company determines if a non-agency mortgage-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed securities in its portfolio that are in an unrealized loss position. For the securities that were determined not to be other-than-temporarily impaired at June 30, 2014, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

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

The table below summarizes the primary assumptions used at June 30, 2014 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	9.0%	8.3%	–	10.5%
Default rates	1.4%	0.3%	–	2.4%
Loss severity	39.2%	14.4%	–	52.3%

As a result of the Company’s security-level review, it recognized other-than-temporary impairments considered to be credit related on its non-agency mortgage-backed securities of $0.5 million and $1.0 million for the three and six months ended June 30, 2014, respectively, and did not recognize any other-than-temporary impairments considered to be credit related for the three and six months ended June 30, 2013. It is possible that the Company could recognize additional other-than-temporary impairment losses on securities it owns at June 30, 2014 if future events or information cause it to determine that a decline in value is other-than-temporary.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Cumulative credit loss on debt securities held at beginning of period	$16,996	$16,478	$16,478	$16,478
Addition to credit loss for which an other-than-temporary impairment was previously recognized	515	—	1,033	—
Cumulative credit loss on debt securities held at end of period	$17,511	$16,478	$17,511	$16,478

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

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as other evidence that might exist supporting the view that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. For the three and six months ended June 30, 2014 and 2013, the Company did not record other-than-temporary impairment losses related to its equity securities.

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

Typical inputs and assumptions to pricing models used to value the Company’s U.S. Treasury bonds, municipal bonds, foreign bonds, governmental agency bonds, governmental agency mortgage-backed securities and corporate debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes and prepayment speeds. The fair value of non-agency mortgage-backed securities was obtained from the independent pricing services referenced above and subject to the Company’s validation procedures discussed above. However, since these securities were not actively traded and there were fewer observable inputs available requiring the pricing services to use more judgment in determining the fair value of the securities, the Company classified its non-agency mortgage-backed securities as Level 3.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value	Level 1	Level 2	Level 3
June 30, 2014
Debt securities:
U.S. Treasury bonds	$83,163	$––	$83,163	$––
Municipal bonds	523,535	––	523,535	––
Foreign bonds	191,681	––	191,681	––
Governmental agency bonds	223,892	––	223,892	––
Governmental agency mortgage-backed securities	1,454,057	––	1,454,057	––
Non-agency mortgage-backed securities	17,994	––	––	17,994
Corporate debt securities	452,882	––	452,882	––
	2,947,204	––	2,929,210	17,994
Equity securities:
Preferred stocks	11,357	11,357	––	––
Common stocks	301,932	301,932	––	––
	313,289	313,289	––	––
	$3,260,493	$313,289	$2,929,210	$17,994

(in thousands)	Estimated fair value	Level 1	Level 2	Level 3
December 31, 2013
Debt securities:
U.S. Treasury bonds	$66,384	$––	$66,384	$––
Municipal bonds	485,965	––	485,965	––
Foreign bonds	222,508	––	222,508	––
Governmental agency bonds	262,545	––	262,545	––
Governmental agency mortgage-backed securities	1,403,309	––	1,403,309	––
Non-agency mortgage-backed securities	19,022	––	—	19,022
Corporate debt securities	360,084	––	360,084	—
	2,819,817	––	2,800,795	19,022
Equity securities:
Preferred stocks	11,085	11,085	––	––
Common stocks	346,958	346,958	––	––
	358,043	358,043	––	––
	$3,177,860	$358,043	$2,800,795	$19,022

The Company did not have any transfers in and out of Level 1, Level 2 and Level 3 measurements during the three and six months ended June 30, 2014 and 2013. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Fair value at beginning of period	$18,646	$22,620	$19,022	$21,846
Total gains/(losses) (realized and unrealized):
Included in earnings:
Net other-than-temporary impairment losses recognized in earnings	(515)	—	(1,033)	—
Included in other comprehensive income	223	(990)	689	121
Settlements	(360)	(1,019)	(684)	(1,356)
Fair value at end of period	$17,994	$20,611	$17,994	$20,611
Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$(515)	$—	$(1,033)	$—

The Company did not purchase or sell any non-agency mortgage-backed securities during the three and six months ended June 30, 2014 and 2013.

Note 4 – Financing Receivables

Financing receivables are summarized as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Loans receivable, net:
Real estate—mortgage
Multi-family residential	$7,259	$7,455
Commercial	55,350	69,865
Other	403	712
	63,012	78,032
Allowance for loan losses	(3,627)	(3,626)
Participations sold	(518)	(633)
Deferred loan fees, net	(26)	(18)
Loans receivable, net	58,841	73,755
Other long-term investments:
Notes receivable—secured	9,611	10,533
Notes receivable—unsecured	2,892	2,593
	12,503	13,126
Loss reserve	(2,395)	(2,584)
Notes receivable, net	10,108	10,542
Total financing receivables, net	$68,949	$84,297

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Aging analysis of loans and notes receivable at June 30, 2014 is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Non-accrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$7,259	$7,259	$—	$—	$—	$—
Commercial	55,350	53,370	—	—	—	1,980
Other	403	403	—	—	—	—
	$63,012	$61,032	$—	$—	$—	$1,980
Notes Receivable:
Secured	$9,611	$5,142	$3,590	$45	$—	$834
Unsecured	2,892	1,235	8	—	—	1,649
	$12,503	$6,377	$3,598	$45	$—	$2,483

Aging analysis of loans and notes receivable at December 31, 2013 is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Non-accrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$7,455	$7,455	$—	$—	$—	$—
Commercial	69,865	67,807	—	—	—	2,058
Other	712	712	—	—	—	—
	$78,032	$75,974	$—	$—	$—	$2,058
Notes Receivable:				—
Secured	$10,533	$5,784	$3,668	$—	$231	$850
Unsecured	2,593	771	—	—	—	1,822
	$13,126	$6,555	$3,668	$—	$231	$2,672

Note 5 – Goodwill

A summary of the changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2014 is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2013	$799,261	$46,765	$846,026
Acquisitions	147,203	—	147,203
Foreign currency exchange	642	—	642
Balance as of June 30, 2014	$947,106	$46,765	$993,871

For further discussion about the Company’s acquisitions see Note 17 – Business Combinations.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

In accordance with accounting guidance and consistent with prior years, the Company’s policy is to perform an annual assessment of goodwill for impairment for each reporting unit in the fourth quarter. An impairment analysis has not been performed during the six months ended June 30, 2014 as no triggering events requiring such an analysis occurred.

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	June 30, 2014	December 31, 2013
Finite-lived intangible assets:
Customer relationships	$86,674	$77,382
Noncompete agreements	27,197	26,928
Trademarks	10,024	10,026
Patents	2,840	2,840
	126,735	117,176
Accumulated amortization	(93,950)	(88,624)
	32,785	28,552
Indefinite-lived intangible assets:
Licenses	17,793	17,795
	$50,578	$46,347

Amortization expense for finite-lived intangible assets was $2.2 million and $5.2 million for the three and six months ended June 30, 2014, respectively, and $3.1 million and $6.2 million for the three and six months ended June 30, 2013, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2014	$3,621
2015	$5,282
2016	$4,583
2017	$2,856
2018	$2,705
2019	$2,267

Note 7 – Reserve for Known and Incurred But Not Reported Claims

A summary of the Company’s loss reserves, including known title claims, incurred but not reported claims (“IBNR”) and non-title claims, is as follows:

(in thousands, except percentages)	June 30, 2014		December 31, 2013
Known title claims	$128,317	12.7%	$135,478	13.3%
IBNR	838,903	82.8%	840,104	82.5%
Total title claims	967,220	95.5%	975,582	95.8%
Non-title claims	45,930	4.5%	42,783	4.2%
Total loss reserves	$1,013,150	100.0%	$1,018,365	100.0%

The provision for title losses, expressed as a percentage of title premiums and escrow fees, was 8.9% and 7.5% for the three  and six months ended June 30, 2014, respectively, and 14.8% and 12.0% for the three and six months ended June 30, 2013, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The current quarter rate of 8.9% reflects the ultimate loss rate of 6.0% for the current policy year and a $25.1 million net increase in the loss reserve estimates for prior policy years.  The increase in loss reserve estimates for prior policy years was primarily related to a large commercial claim from policy year 2007, net of anticipated recoveries.

The second quarter of 2013 rate of 14.8% reflected an ultimate loss rate of 5.8% for policy year 2013 and an $89.0 million net increase in the loss reserve estimates for prior policy years. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during the second quarter of 2013, primarily from domestic lenders policies and, to a lesser extent, the Company’s guaranteed valuation product offered in Canada.  The reserve strengthening associated with domestic lenders policies was $58.7 million and was primarily attributable to policy years 2004 through 2008.  During the second quarter of 2013, claims on domestic lenders policies significantly exceeded the Company’s expectations and management expected this level of elevated claims experience to continue through 2013 and for a period thereafter.  The reserve strengthening associated with the guaranteed valuation product offered in Canada was $12.9 million and was primarily attributable to claims frequency exceeding the Company’s expectations during the second quarter of 2013. Given management’s revised outlook, a reserve strengthening was recorded to reflect increases to ultimate losses for prior policy years.

Note 8 – Notes and Contracts Payable

In May 2014, the Company amended and restated its credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $700.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019. The obligations of the Company under the credit agreement are neither secured nor guaranteed. The agreement replaced the Company’s $600.0 million senior unsecured credit agreement that had been in place since November 14, 2012.  Proceeds under the credit agreement may be used for general corporate purposes.

The credit agreement includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches (“Incremental Term Loans”) in an aggregate amount not to exceed $150.0 million. Incremental Term Loans, if made, may not mature prior to the revolving commitment termination date, provided that amortization may occur prior to such date.

At the Company’s election, borrowings of revolving loans under the credit agreement bear interest at (a) the Alternate Base Rate plus the applicable spread or (b) the Adjusted LIBOR rate plus the applicable spread (in each case as defined in the agreement). The Company may select interest periods of one, two, three or six months or (if agreed to by all lenders) such other number of months for Eurodollar borrowings of loans. The applicable spread varies depending upon the debt rating assigned by Moody’s Investor Service, Inc. and/or Standard & Poor’s Rating Services. The minimum applicable spread for Alternate Base Rate borrowings is 0.625% and the maximum is 1.00%. The minimum applicable spread for Adjusted LIBOR rate borrowings is 1.625% and the maximum is 2.00%. The rate of interest on Incremental Term Loans will be established at or about the time such loans are made and may differ from the rate of interest on revolving loans.

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of June 30, 2014, the Company was in compliance with the financial covenants under the credit agreement.

In March 2014, the Company borrowed $150.0 million under its credit facility to partially fund acquisitions during the first quarter of 2014. See Note 17 – Business Combinations to the condensed consolidated financial statements for further discussion of the Company’s acquisitions. At June 30, 2014, outstanding borrowings under the facility totaled $150.0 million at an interest rate of 1.90%.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Income Taxes

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 33.7% and 35.1% for the three and six months ended June 30, 2014, respectively, and 41.0% and 40.1% for the three and six months ended June 30, 2013, respectively. The differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits and changes in the liability related to tax positions reported on the Company’s tax returns.

In connection with the Company’s June 2010 spin-off from its prior parent, which subsequently assumed the name CoreLogic, Inc. (“CoreLogic”), it entered into a tax sharing agreement which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At June 30, 2014 and December 31, 2013, the Company had a net payable to CoreLogic of $54.1 million and $56.5 million, respectively, related to tax matters prior to the spin-off. This amount is included in the Company’s condensed consolidated balance sheets in accounts payable and accrued liabilities. The decrease during the current year was primarily the result of an examination settlement reached with a taxing authority for tax matters prior to the spin-off.

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

As of June 30, 2014 and December 31, 2013, the liability for income taxes associated with uncertain tax positions was $24.0 million and $47.8 million, respectively. The decrease during the current year was primarily attributable to an examination settlement reached with a taxing authority for issues related to the timing of deductibility, which, accordingly, did not impact the Company’s condensed consolidated statement of income. As of June 30, 2014 and December 31, 2013, the liabilities could be reduced by $3.4 million and $32.6 million, respectively, of offsetting tax benefits associated with the correlative effects of potential adjustments including timing adjustments and state income taxes. The net amounts of $20.6 million and $15.2 million as of June 30, 2014 and December 31, 2013, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of June 30, 2014 and December 31, 2013, the Company had accrued $8.5 million and $4.7 million, respectively, of interest and penalties (net of tax benefits of $3.5 million and $1.9 million, respectively) related to uncertain tax positions.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Numerator
Net income attributable to the Company	$50,594	$34,672	$72,318	$70,850
Less: dividends and undistributed earnings allocated to unvested restricted stock units (“RSUs”)	123	47	176	100
Net income allocated to common stockholders	$50,471	$34,625	$72,142	$70,750
Denominator
Basic weighted-average shares	106,878	108,210	106,522	107,881
Effect of dilutive employee stock options and RSUs	1,769	2,101	1,901	2,191
Diluted weighted-average shares	108,647	110,311	108,423	110,072
Net income per share attributable to the Company’s stockholders
Basic	$0.47	$0.32	$0.68	$0.66
Diluted	$0.47	$0.31	$0.67	$0.64

For the three and six months ended June 30, 2014, 134 thousand and 133 thousand, respectively, of stock options and RSUs were excluded from the weighted-average diluted shares outstanding due to their antidilutive effect.  For the three and six months ended June 30, 2013, no stock options or RSUs had an antidilutive effect on weighted-average diluted shares outstanding.

Note 11 – Employee Benefit Plans

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans during the three and six months ended June 30, 2014 and 2013 includes the following components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Expense:
Service costs	$329	$479	$658	$958
Interest costs	6,956	6,724	13,912	13,448
Expected return on plan assets	(4,694)	(4,674)	(9,388)	(9,348)
Amortization of net actuarial loss	7,407	8,002	14,814	16,004
Amortization of prior service credit	(1,038)	(1,096)	(2,076)	(2,192)
	$8,960	$9,435	$17,920	$18,870

The Company contributed $18.1 million to the defined benefit pension and supplemental benefit plans during the six months ended June 30, 2014, and expects to contribute an additional $23.7 million during the remainder of 2014. These contributions include both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The carrying amounts and fair values of the Company’s financial instruments as of June 30, 2014 and December 31, 2013 are presented in the following table:

	June 30, 2014		December 31, 2013
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$1,041,259	$1,041,259	$834,837	$834,837
Accounts and accrued income receivable, net	$291,607	$291,607	$236,895	$236,895
Loans receivable, net	$58,841	$60,223	$73,755	$73,397
Investments:
Deposits with banks	$24,108	$24,204	$23,492	$23,601
Debt securities	$2,947,204	$2,947,204	$2,819,817	$2,819,817
Equity securities	$313,289	$313,289	$358,043	$358,043
Notes receivable, net	$10,108	$9,927	$10,542	$9,953
Financial Liabilities:
Deposits	$1,962,711	$1,962,839	$1,692,932	$1,693,138
Accounts payable and accrued liabilities	$361,730	$361,730	$406,819	$406,819
Notes and contracts payable	$454,681	$458,571	$310,285	$301,007

The following table presents the fair value of the Company’s financial instruments as of June 30, 2014 and December 31, 2013, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2014
Financial Assets:
Cash and cash equivalents	$1,041,259	$1,041,259	$—	$—
Accounts and accrued income receivable, net	$291,607	$291,607	$—	$—
Loans receivable, net	$60,223	$—	$—	$60,223
Investments:
Deposits with banks	$24,204	$3,046	$21,158	$—
Debt securities	$2,947,204	$—	$2,929,210	$17,994
Equity securities	$313,289	$313,289	$—	$—
Notes receivable, net	$9,927	$—	$—	$9,927
Financial Liabilities:
Deposits	$1,962,839	$1,943,463	$19,376	$—
Accounts payable and accrued liabilities	$361,730	$361,730	$—	$—
Notes and contracts payable	$458,571	$—	$448,090	$10,481

(in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Financial Assets:
Cash and cash equivalents	$834,837	$834,837	$—	$—
Accounts and accrued income receivable, net	$236,895	$236,895	$—	$—
Loans receivable, net	$73,397	$—	$—	$73,397
Investments:
Deposits with banks	$23,601	$2,070	$21,531	$—
Debt securities	$2,819,817	$—	$2,800,795	$19,022
Equity securities	$358,043	$358,043	$—	$—
Notes receivable, net	$9,953	$—	$—	$9,953
Financial Liabilities:
Deposits	$1,693,138	$1,666,336	$26,802	$—
Accounts payable and accrued liabilities	$406,819	$406,819	$—	$—
Notes and contracts payable	$301,007	$—	$294,221	$6,786

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 13 – Share-Based Compensation Plans

The following table presents the compensation expense associated with the Company’s share-based compensation plans for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Restricted stock units	$3,091	$4,197	$11,365	$13,698
Stock options	68	—	135	—
Employee stock purchase plan	(38)	260	1,019	646
	$3,121	$4,457	$12,519	$14,344

The following table summarizes RSU activity for the six months ended June 30, 2014:

(in thousands, except weighted‑average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2013	2,720	$17.60
Granted during 2014	645	$26.63
Vested during 2014	(1,021)	$15.65
Forfeited during 2014	(15)	$16.46
RSUs unvested at June 30, 2014	2,329	$20.97

The following table summarizes stock option activity for the six months ended June 30, 2014:

(in thousands, except weighted- average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2013	1,270	$18.03
Exercised during 2014	(391)	$14.15
Balance at June 30, 2014	879	$19.76	2.4 years	$7,057
Vested and expected to vest at June 30, 2014	879	$19.76	2.4 years	$7,057
Exercisable at June 30, 2014	746	$18.36	1.1 years	$7,039

Note 14 – Stockholders’ Equity

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.9 million remained as of June 30, 2014. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the three and six months ended June 30, 2014 and as of June 30, 2014, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.1 million.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 15 – Accumulated Other Comprehensive Income (Loss)

Changes in the balances of each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2014 are as follows:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2013	$(8,727)	$(3,726)	$(133,084)	$(145,537)
Change in net unrealized gains (losses) on securities	42,232	—	—	42,232
Change in net unrealized gains (losses) on securities for which credit losses have been recognized in earnings	712	—	—	712
Change in foreign currency translation adjustment	—	5,572	—	5,572
Amortization of net actuarial loss	—	—	14,814	14,814
Amortization of prior service credit	—	—	(2,076)	(2,076)
Tax effect	(16,705)	—	(4,955)	(21,660)
Balance at June 30, 2014	$17,512	$1,846	$(125,301)	$(105,943)
Allocated to the Company	$17,498	$1,846	$(125,301)	$(105,957)
Allocated to noncontrolling interests	14	—	—	14
Balance at June 30, 2014	$17,512	$1,846	$(125,301)	$(105,943)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended June 30, 2014 and 2013:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Three Months Ended June 30, 2014
Pretax change before reclassifications	$29,818	$11,612	$—	$41,430
Reclassifications out of AOCI	(6,840)	—	6,369	(471)
Tax effect	(8,939)	—	(2,477)	(11,416)
Total other comprehensive income (loss), net of tax	$14,039	$11,612	$3,892	$29,543
Three Months Ended June 30, 2013
Pretax change before reclassifications	$(63,816)	$(9,794)	$—	$(73,610)
Reclassifications out of AOCI	(4,691)	—	6,906	2,215
Tax effect	27,403	—	(2,763)	24,640
Total other comprehensive income (loss), net of tax	$(41,104)	$(9,794)	$4,143	$(46,755)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2014 and 2013:

(in thousands)	Net unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Six Months Ended June 30, 2014
Pretax change before reclassifications	$51,953	$5,572	$—	$57,525
Reclassifications out of AOCI	(9,009)	—	12,738	3,729
Tax effect	(16,705)	—	(4,955)	(21,660)
Total other comprehensive income (loss), net of tax	$26,239	$5,572	$7,783	$39,594
Six Months Ended June 30, 2013
Pretax change before reclassifications	$(56,622)	$(16,616)	$—	$(73,238)
Reclassifications out of AOCI	(11,254)	—	13,812	2,558
Tax effect	27,151	—	(5,525)	21,626
Total other comprehensive income (loss), net of tax	$(40,725)	$(16,616)	$8,287	$(49,054)

The following table presents the effect of the reclassifications out of accumulated other comprehensive income (loss) on the respective line items in the condensed consolidated statements of income:

	Amounts reclassified from accumulated other comprehensive income (loss)
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the condensed
	2014	2013	2014	2013	consolidated statements of income
Net unrealized gains (losses) on securities:
Net realized gains on sales of securities	$7,355	$4,691	$10,042	$11,254	Net realized investment gains
Net OTTI losses recognized in earnings	(515)	—	(1,033)	—	Net OTTI losses recognized in earnings
Pretax total	$6,840	$4,691	$9,009	$11,254
Tax effect	$(2,661)	$(1,876)	$(3,505)	$(4,502)
Pension benefit adjustment:
Amortization of defined benefit pension and supplemental benefit plan items:
Net actuarial loss	(7,407)	(8,002)	(14,814)	(16,004)	(1)
Prior service credit	1,038	1,096	2,076	2,192	(1)
Pretax total	$(6,369)	$(6,906)	$(12,738)	$(13,812)
Tax effect	$2,477	$2,763	$4,955	$5,525

(1)	These accumulated other comprehensive income components are included in the computation of net periodic cost. See Note 11 – Employee Benefit Plans for additional details.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 16 – Litigation and Regulatory Contingencies

The Company and its subsidiaries are parties to a number of non-ordinary course lawsuits. These lawsuits frequently are similar in nature to other lawsuits pending against the Company’s competitors.

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

•	Bushman v. First American Title Insurance Company, et al., filed on November 21, 2013 and pending in the Circuit Court of the State of Michigan, County of Washtenaw,
•	Carrera v. First American Home Buyers Protection Corporation, filed on September 23, 2009 and pending in the United States District Court for the Southern District of California,
•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,
•	Diaz v. First American Home Buyers Protection Corporation, filed on March 10, 2009 and pending in the United States District Court for the Southern District of California,
•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Muehling v. First American Title Company, filed on December 11, 2012 and pending in the Superior Court of the State of California, County of Alameda,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Snyder v. First American Financial Corporation, et al., filed on June 21, 2014 and pending in the United States District Court for the District of Colorado, and
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

All of these lawsuits, except Kaufman and Kirk, are putative class actions for which a class has not been certified. In Kaufman a class was certified but that certification was subsequently vacated. A trial of the Kirk matter has concluded and plaintiff has filed a notice of appeal. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the condensed consolidated financial statements as a whole.

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

Note 17 – Business Combinations

In March 2014, the Company completed the acquisition of a company that provides loan quality analytics, decision support tools and loan review services for the mortgage industry for a purchase price of $155.0 million.  The Company has recorded preliminary fair value estimates for the assets acquired and liabilities assumed which are subject to change pending completion of the Company’s purchase price allocation. The Company completed three additional acquisitions during the six months ended June 30, 2014, for an aggregate purchase price of $10.9 million. The Company allocates the purchase price of each acquisition to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. These acquisitions have been included in the Company’s title insurance and services segment. In March 2014, the Company drew $150.0 million on its credit facility to partially fund the acquisitions.

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

Selected financial information, by reporting segment, is as follows:

For the three months ended June 30, 2014:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,055,395	$84,837	$17,623	$18,028
Specialty Insurance	91,184	11,035	1,338	878
Corporate	3,779	(19,414)	819	—
Eliminations	(389)	—	—	—
	$1,149,969	$76,458	$19,780	$18,906

For the three months ended June 30, 2013:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,205,047	$73,040	$16,260	$19,664
Specialty Insurance	84,023	7,291	1,209	558
Corporate	138	(21,107)	723	—
Eliminations	(744)	—	—	—
	$1,288,464	$59,224	$18,192	$20,222

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the six months ended June 30, 2014:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,980,724	$127,473	$35,537	$38,007
Specialty Insurance	178,325	24,933	2,577	2,056
Corporate	4,498	(40,695)	1,638	—
Eliminations	(779)	—	—	—
	$2,162,768	$111,711	$39,752	$40,063

For the six months ended June 30, 2013:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,267,626	$137,308	$32,744	$37,287
Specialty Insurance	165,534	23,195	2,387	1,592
Corporate	3,568	(41,687)	1,456	—
Eliminations	(1,501)	—	—	—
	$2,435,227	$118,816	$36,587	$38,879

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This Management’s Discussion and Analysis contains certain financial measures that are not presented in accordance with generally accepted accounting principles (“GAAP”), including adjusted information and other revenues, adjusted personnel costs and adjusted other operating expenses, in each case excluding the effects of recent acquisitions.  The Company is presenting these non-GAAP financial measures because they provide the Company’s management and readers of this Quarterly Report on Form 10-Q with additional insight into the operational performance of the Company relative to earlier periods.  The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information.  In this Quarterly Report on Form 10-Q, these non-GAAP financial measures have been presented with, and reconciled to, the most directly comparable GAAP financial measures.  Readers of this Quarterly Report on Form 10-Q should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures.

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

Pending Accounting Pronouncements

In June 2014, the FASB issued updated guidance intended to eliminate the diversity in practice regarding share-based payment awards that include terms which provide for a performance target that affects vesting being achieved after the requisite service period. The new standard requires that a performance target which affects vesting and could be achieved after the requisite service period be treated as a performance condition that affects vesting and should not be reflected in estimating the grant-date fair value.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company expects the adoption of this guidance to have no impact on its condensed consolidated financial statements.

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets. The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of when it is recognized. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption prohibited. The Company is currently assessing the impact of the new guidance on its condensed consolidated financial statements.

In April 2014, the FASB issued updated guidance which changes the criteria for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The updated guidance is effective for interim and annual reporting periods beginning after December 31, 2014, with early adoption permitted. The Company expects the adoption of this guidance to have no impact on its condensed consolidated financial statements.

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

The Company’s total revenue declined 10.7% in the second quarter of 2014 when compared with the second quarter of 2013.  The Company’s total revenue was negatively impacted by a significant decrease in refinance transactions.

According to the Mortgage Bankers Association’s July 15, 2014 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 50.3% in the second quarter of 2014 when compared with the second quarter of 2013. According to the MBA Forecast, the dollar amount of purchase originations decreased 13.7% and refinance originations decreased 69.2%. This residential mortgage origination activity resulted in a 3.5% decrease in domestic residential purchase orders closed per day and a 57.5% decrease in domestic refinance orders closed per day by the Company’s direct title operations in the second quarter of 2014 when compared to the second quarter of 2013.

The level of domestic title orders opened per day by the Company’s direct title operations during the second quarter of 2014 decreased by 24.5% when compared with the second quarter of 2013. The order mix continued to shift toward residential purchase and commercial transactions, which typically generate higher premiums than refinance transactions. Residential purchase open orders per day were essentially flat and commercial open orders per day decreased 3.6%, while refinance open orders per day decreased 47.6%.

Title Insurance and Services

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues
Direct premiums and escrow fees	$443,365	$511,918	$(68,553)	(13.4)%	$792,728	$911,902	$(119,174)	(13.1)%
Agent premiums	423,209	496,730	(73,521)	(14.8)	844,133	981,195	(137,062)	(14.0)
Information and other	165,222	171,104	(5,882)	(3.4)	302,400	322,852	(20,452)	(6.3)
Investment income	19,332	21,599	(2,267)	(10.5)	35,035	40,585	(5,550)	(13.7)
Net realized investment gains	4,782	3,696	1,086	29.4	7,461	11,092	(3,631)	(32.7)
Net other-than-temporary impairment losses recognized in earnings	(515)	—	(515)	—	(1,033)	—	(1,033)	—
	1,055,395	1,205,047	(149,652)	(12.4)	1,980,724	2,267,626	(286,902)	(12.7)
Expenses
Personnel costs	327,218	340,046	(12,828)	(3.8)	627,498	656,889	(29,391)	(4.5)
Premiums retained by agents	338,271	396,024	(57,753)	(14.6)	674,936	783,567	(108,631)	(13.9)
Other operating expenses	197,050	216,230	(19,180)	(8.9)	367,132	404,843	(37,711)	(9.3)
Provision for policy losses and other claims	77,089	149,534	(72,445)	(48.4)	123,305	226,894	(103,589)	(45.7)
Depreciation and amortization	17,623	16,260	1,363	8.4	35,537	32,744	2,793	8.5
Premium taxes	12,666	13,268	(602)	(4.5)	23,602	24,172	(570)	(2.4)
Interest	641	645	(4)	(0.6)	1,241	1,209	32	2.6
	970,558	1,132,007	(161,449)	(14.3)	1,853,251	2,130,318	(277,067)	(13.0)
Income before income taxes	$84,837	$73,040	$11,797	16.2%	$127,473	$137,308	$(9,835)	(7.2)%
Margins	8.0%	6.1%	1.9%	31.1%	6.4%	6.1%	0.3%	4.9%

Direct premiums and escrow fees were $443.4 million and $792.7 million for the three and six months ended June 30, 2014, respectively, decreases of $68.6 million, or 13.4%, and $119.2 million, or 13.1%, when compared with the respective periods of the prior year. These decreases were primarily due to a decrease in the number of domestic title orders closed by the Company’s direct operations, partially offset by an increase in domestic average revenues per order closed.  The average revenues per order closed were $1,830 and $1,781 for the three and six months ended June 30, 2014, respectively, increases of 27.1% and 32.5% when compared with $1,440 and $1,345 for the respective periods of the prior year. The increases in average revenues per order closed were primarily attributable to an increase in the mix of direct revenues generated from higher premium residential purchase and commercial transactions.  The Company’s direct title operations closed 214,200 and 394,300 title orders during the three and six months ended June 30, 2014, respectively, decreases of 33.3% and 35.6% when compared with 321,300 and 612,700 title orders closed during the respective periods of the prior year, which was generally consistent with residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums were $423.2 million and $844.1 million for the three and six months ended June 30, 2014, respectively, decreases of $73.5 million, or 14.8%, and $137.1 million, or 14.0%, when compared with the respective periods of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, second quarter agent premiums typically reflect first quarter mortgage origination activity. The decrease in agent premiums quarter over quarter was consistent with the 12.7% decrease in the Company’s direct premiums and escrow fees in the first quarter of 2014 as compared with the first quarter of 2013. The Company continuously analyzes the terms and profitability of its title agency relationships and, where it deems it necessary, amends agent agreements to the extent possible.

Information and other revenues primarily consist of revenues generated from fees associated with title search and related reports, title and other real property records and images, other non-insured settlement services, and risk mitigation products and services. These revenues generally trend with direct premiums and escrow fees but are typically less volatile since a portion of the revenues are subscription based and do not fluctuate with transaction volumes.

Information and other revenues were $165.2 million and $302.4 million for the three and six months ended June 30, 2014, respectively, decreases of $5.9 million, or 3.4%, and $20.5 million, or 6.3%, when compared with the respective periods of the prior year. Excluding the $17.8 million and $22.0 million impact of new acquisitions for the three and six months ended June 30, 2014, respectively, information and other revenues for the three and six months ended June 30, 2014 decreased $23.7 million, or 13.8%, and $42.5 million, or 13.2%, respectively, when compared to the respective periods of the prior year.  The decreases in information and other revenues, adjusted for the impact of new acquisitions, were primarily attributable to lower demand for the Company’s default and title plant information products as a result of the decrease in domestic loss mitigation, foreclosure and mortgage origination activities in the three and six months ended June 30, 2014 when compared with the same periods of the prior year.

Investment income totaled $19.3 million and $35.0 million for the three and six months ended June 30, 2014, respectively, decreases of $2.3 million, or 10.5%, and $5.6 million, or 13.7%, when compared with the respective periods of the prior year. The decreases were primarily due to lower equity in earnings and increased impairment losses related to investments accounted for using the equity method, partially offset by higher interest income from the investment portfolio.

Net realized investment gains totaled $4.8 million and $7.5 million for the three and six months ended June 30, 2014, respectively, compared to $3.7 million and $11.1 million for the three and six months ended June 30, 2013, respectively, and were primarily from the sales of debt and equity securities.  Net realized investment gains for the six months ended June 30, 2013 also included a gain from the sale of an office building.

The title insurance and services segment recognized $0.5 million and $1.0 million in other-than-temporary impairment losses for the three and six months ended June 30, 2014, respectively, related to the Company’s non-agency mortgage-backed securities portfolio.  No other-than-temporary impairment losses were recognized for the three and six months ended June 30, 2013.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $327.2 million and $627.5 million for the three and six months ended June 30, 2014, respectively, decreases of $12.8 million, or 3.8%, and $29.4 million, or 4.5%, when compared with the respective periods of the prior year. Excluding the $12.7 million and $16.1 million impact of new acquisitions for the three and six months ended June 30, 2014, respectively, personnel costs for the three and six months ended June 30, 2014 decreased $25.6 million, or 7.5%, and $45.5 million, or 6.9%, respectively, when compared with the respective periods of the prior year.  The decreases in personnel costs, adjusted for the impact of new acquisitions, were primarily attributable to lower salary, overtime, incentive compensation and employee benefit costs.  The lower salary costs were attributable to reduced headcount when compared to the respective periods of the prior year.  The lower overtime and incentive compensation costs were due to the lower order volumes and revenues when compared to the respective periods of the prior year.  The lower employee benefit costs were due to changes in the Company’s medical and dental insurance plans and lower incurred medical claims.

Agents retained $338.3 million and $674.9 million of title premiums generated by agency operations for the three and six months ended June 30, 2014, respectively, which compares with $396.0 million and $783.6 million for the respective periods of the prior year. The percentage of title premiums retained by agents was 79.9% and 80.0% for the three and six months ended June 30, 2014, respectively, compared to 79.7% and 79.9% for the respective periods of the prior year.

Other operating expenses for the title insurance and services segment were $197.1 million and $367.1 million for the three and six months ended June 30, 2014, respectively, decreases of $19.2 million, or 8.9%, and $37.7 million, or 9.3%, when compared with the same periods of the prior year. Excluding the $9.2 million and $11.1 million impact of new acquisitions for the three and six months ended June 30, 2014, respectively, other operating expenses for the three and six months ended June 30, 2014 decreased $28.4 million, or 13.1%, and $48.8 million, or 12.1%, respectively, when compared with the respective periods of the prior year.  The decreases in other operating expenses, adjusted for the impact of new acquisitions, were primarily attributable to lower production related expense and temporary labor costs driven by lower order volumes.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 8.9% and 7.5% for the three and six months ended June 30, 2014, respectively, compared to 14.8% and 12.0% in the respective periods of the prior year.

The current quarter rate of 8.9% reflected an ultimate loss rate of 6.0% for the current policy year and a $25.1 million net increase in the loss reserve estimates for prior policy years.  The increase in loss reserve estimates for prior policy years was primarily related to a large commercial claim from policy year 2007, net of anticipated recoveries.

The second quarter of 2013 rate of 14.8% reflected an ultimate loss rate of 5.8% for policy year 2013 and an $89.0 million net increase in the loss reserve estimates for prior policy years.  The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during the second quarter of 2013, primarily from domestic lenders policies and, to a lesser extent, the Company’s guaranteed valuation product offered in Canada.  The reserve strengthening associated with domestic lenders policies was $58.7 million and was primarily attributable to policy years 2004 through 2008.  During the second quarter of 2013, claims on domestic lenders policies significantly exceeded the Company’s expectations and management expected this level of elevated claims experience to continue through 2013 and for a period thereafter.  The reserve strengthening associated with the guaranteed valuation product offered in Canada was $12.9 million and was primarily attributable to claims frequency exceeding the Company’s expectations during the second quarter of 2013. Given management’s revised outlook, a reserve strengthening was recorded to reflect increases to ultimate losses for prior policy years.

Premium taxes were $12.7 million and $23.6 million for the three and six months ended June 30, 2014 respectively, decreases of $0.6 million, or 4.5%, and $0.6 million, or 2.4%, respectively, compared to $13.3 million and $24.2 million for the respective periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.5% and 1.4% for the three and six months ended June 30, 2014, respectively, and 1.3% for the respective periods in 2013.

In general, the title insurance business is a lower profit margin business when compared to the Company’s specialty insurance segment. The lower profit margins reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margins for the three and six months ended June 30, 2014 were 8.0% and 6.4%, respectively, compared with 6.1% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues
Direct premiums	$87,758	$81,287	$6,471	8.0%	$172,267	$159,154	$13,113	8.2%
Information and other	487	424	63	14.9	957	814	143	17.6
Investment income	1,842	1,787	55	3.1	3,571	3,466	105	3.0
Net realized investment gains	1,097	525	572	109.0	1,530	2,100	(570)	(27.1)
	91,184	84,023	7,161	8.5	178,325	165,534	12,791	7.7
Expenses
Personnel costs	15,487	14,905	582	3.9	31,001	29,236	1,765	6.0
Other operating expenses	10,359	9,859	500	5.1	21,828	20,078	1,750	8.7
Provision for policy losses and other claims	51,377	49,232	2,145	4.4	95,044	87,898	7,146	8.1
Depreciation and amortization	1,338	1,209	129	10.7	2,577	2,387	190	8.0
Premium taxes	1,588	1,527	61	4.0	2,942	2,740	202	7.4
	80,149	76,732	3,417	4.5	153,392	142,339	11,053	7.8
Income before income taxes	$11,035	$7,291	$3,744	51.4%	$24,933	$23,195	$1,738	7.5%
Margins	12.1%	8.7%	3.4%	39.1%	14.0%	14.0%	—%	—%

Direct premiums were $87.8 million and $172.3 million for the three and six months ended June 30, 2014, respectively, increases of $6.5 million, or 8.0%, and $13.1 million, or 8.2%, when compared with the respective periods of the prior year. The increases were primarily due to an increase in the number of home warranty residential service contracts issued and, to a lesser extent, an increase in property and casualty policies issued. The increases in home warranty residential service contracts were primarily associated with renewals.

Net realized investment gains totaled $1.1 million and $1.5 million for the three and six months ended June 30, 2014, respectively, and $0.5 million and $2.1 million for the three and six months ended June 30, 2013, respectively, and were from the sales of debt and equity securities.

Personnel costs and other operating expenses were $25.8 million and $52.8 million for the three and six months ended June 30, 2014, respectively, increases of $1.1 million, or 4.4%, and $3.5 million, or 7.1%, when compared with the respective periods of the prior year. The increases were primarily related to higher salary expense due to increased headcount associated with the increased volume in the home warranty and property and casualty businesses and increased amortization of deferred acquisition costs.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 58.3% and 53.3% for the three and six months ended June 30, 2014, respectively, compared with 64.1% and 56.3% for the respective periods of the prior year.  The decrease in the claims rate for the three months ended June 30, 2014 was primarily attributable to a lower frequency of claims due to milder weather conditions when compared to the same period of the prior year.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 59.1% and 58.8% for the three and six months ended June 30, 2014, respectively, compared with 53.9% and 53.2% for the respective periods of the prior year. The increase in the claims rate for the three months ended June 30, 2014 was primarily attributable to higher claims frequency, partially offset by lower severity, when compared to the same period of the prior year.  The claims rate for the three months ended June 30, 2014 was also impacted by losses associated with California wildfires.

Premium taxes were $1.6 million and $2.9 million for the three and six months ended June 30, 2014, respectively, compared with $1.5 million and $2.7 million for the respective periods of the prior year. Premium taxes as a percentage of specialty insurance segment premiums were 1.8% and 1.7% for the three and six months ended June 30, 2014, respectively, compared with 1.9% and 1.7% for the respective periods of the prior year.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pre-tax margins for the three and six months ended June 30, 2014 were 12.1% and 14.0%, respectively, compared with 8.7% and 14.0% in the respective periods of the prior year.

Corporate

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change		2014	2013	$ Change	% Change
Revenues
Investment income (losses)	$2,868	$(163)	$3,031	N/M	[1]%	$3,587	$2,982	$605	20.3%
Net realized investment gains	911	301	610	202.7		911	586	325	55.5
	3,779	138	3,641	N/M	[1]	4,498	3,568	930	26.1
Expenses
Personnel costs	11,428	9,816	1,612	16.4		22,152	23,142	(990)	(4.3)
Other operating expenses	6,718	6,707	11	0.2		13,541	13,227	314	2.4
Depreciation and amortization	819	723	96	13.3		1,638	1,456	182	12.5
Interest	4,228	3,999	229	5.7		7,862	7,430	432	5.8
	23,193	21,245	1,948	9.2		45,193	45,255	(62)	(0.1)
Loss before income taxes	$(19,414)	$(21,107)	$1,693	8.0%		$(40,695)	$(41,687)	$992	2.4%

(1)	Not meaningful

Investment income totaled $2.9 million and $3.6 million for the three and six months ended June 30, 2014, respectively, compared with losses of $0.2 million and income of $3.0 million for the respective periods of the prior year. The increases in investment income were primarily attributable to higher earnings on investments associated with the Company’s deferred compensation plan.

Corporate personnel costs and other operating expenses were $18.1 million and $35.7 million for the three and six months ended June 30, 2014, respectively, compared with $16.5 million and $36.4 million for the respective periods of the prior year. The increase for the three months ended June 30, 2014 was primarily attributable to increased costs associated with the

Company’s deferred compensation plan.  The decrease for the six months ended June 30, 2014 was primarily attributable to decreased costs associated with the Company’s employee benefit plans.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the condensed consolidated financial statements. The Company’s inter-segment eliminations were not material for the three and six months ended June 30, 2014 and 2013.

INCOME TAXES

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 33.7% and 35.1% for the three and six months ended June 30, 2014, respectively, compared with 41.0% and 40.1% for the respective periods of the prior year. The differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits and changes in the liability related to tax positions reported on the Company’s tax returns.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and six months ended June 30, 2014 was $50.7 million and $72.5 million, respectively, compared with $34.9 million and $71.2 million for the respective periods of the prior year. Net income attributable to the Company for the three and six months ended June 30, 2014 was $50.6 million, or $0.47 per diluted share, and $72.3 million, or $0.67 per diluted share, respectively, compared with $34.7 million, or $0.31 per diluted share, and $70.9 million, or $0.64 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities amounted to $44.9 million and $158.4 million for the six months ended June 30, 2014 and 2013, respectively, after claim payments, net of recoveries, of $240.1 million and $224.7 million, respectively. The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2014 were purchases of debt and equity securities, business acquisitions, repayment of debt, capital expenditures and dividends to common stockholders. The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2013 were purchases of debt and equity securities, repayment of debt, capital expenditures, dividends to common stockholders and the purchase of Company shares. The most significant nonoperating sources of cash and cash equivalents for the six months ended June 30, 2014 were proceeds from the sales and maturities of debt and equity securities, proceeds from the issuance of debt and increases in the deposit balances at the Company’s banking operations. The most significant nonoperating sources of cash and cash equivalents for the six months ended June 30, 2013 were proceeds from the sales and maturities of debt and equity securities, proceeds from the issuance of debt and increases in the deposit balances at the Company’s banking operations. The net effect of all activities on total cash and cash equivalents were increases of $206.4 million and $211.2 million for the six months ended June 30, 2014 and 2013, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In March 2014, the Company’s board of directors approved an increase in the Company’s quarterly cash dividend to 24 cents per common share, representing a 100% increase from the prior level of 12 cents per common share.  The dividend increase became effective beginning with the June 2014 dividend. Management expects that the Company will continue to pay quarterly cash dividends at or above the second quarter 2014 level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, industry practice, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.9 million remained as of June 30, 2014. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the three and six months ended June 30, 2014 and as of June 30, 2014, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.1 million.

The Company completed acquisitions for an aggregate purchase price of $165.9 million during the first six months of 2014, and in March 2014 borrowed $150.0 million under its credit facility, which is discussed below, to partially fund these acquisitions.

Holding Company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other potential factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of June 30, 2014, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries for the remainder of 2014, without prior approval from applicable regulators, was $258.4 million. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

The Company’s principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), which was domiciled in the state of California as of June 30, 2014, redomesticated to Nebraska effective July 1, 2014.  The Company expects the redomestication to impact FATICO’s total statutory capital and surplus, statutory net income and the maximum amount of dividends FATICO can pay to the holding company due to differences in prescribed accounting practices and other regulations between the two states.   While the Company is still assessing the impact of the redomestication, it is not expected to be material to the liquidity or capital resources of the holding company.

As of June 30, 2014, the holding company’s sources of liquidity included $207.3 million of cash and cash equivalents and $550.0 million available on the Company’s $700.0 million revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing. In May 2014, the Company amended and restated its credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $700.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019. The obligations of the Company under the credit agreement are neither secured nor guaranteed. The agreement replaced the Company’s $600.0 million senior unsecured credit agreement that had been in place since November 14, 2012.  Proceeds under the credit agreement may be used for general corporate purposes.

The credit agreement includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches (“Incremental Term Loans”) in an aggregate amount not to exceed $150.0 million. Incremental Term Loans, if made, may not mature prior to the revolving commitment termination date, provided that amortization may occur prior to such date.

At the Company’s election, borrowings of revolving loans under the credit agreement bear interest at (a) the Alternate Base Rate plus the applicable spread or (b) the Adjusted LIBOR rate plus the applicable spread (in each case as defined in the agreement). The Company may select interest periods of one, two, three or six months or (if agreed to by all lenders) such other number of months for Eurodollar borrowings of loans. The applicable spread varies depending upon the debt rating assigned by Moody’s Investor Service, Inc. (“Moody’s”) and/or Standard & Poor’s Rating Services (“S&P”). The minimum applicable spread for Alternate Base Rate borrowings is 0.625% and the maximum is 1.00%. The minimum applicable spread for Adjusted LIBOR rate borrowings is 1.625% and the maximum is 2.00%. The rate of interest on Incremental Term Loans will be established at or about the time such loans are made and may differ from the rate of interest on revolving loans.

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of June 30, 2014, the Company was in compliance with the financial covenants under the credit agreement.

In March 2014, the Company borrowed $150.0 million under its credit facility to partially fund acquisitions during the first quarter of 2014, and at June 30, 2014, outstanding borrowings under the facility totaled $150.0 million at an interest rate of 1.90%. See Note 17 – Business Combinations to the condensed consolidated financial statements for further discussion of the Company’s acquisitions.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used periodically as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During the six months ended June 30, 2014, the Company did not enter into any financing transactions under these agreements and as of June 30, 2014, no amounts were outstanding.

Notes and contracts payable as a percentage of total capitalization was 15.1% and 11.2% at June 30, 2014 and December 31, 2013, respectively. The increase primarily reflects the Company’s borrowings under the credit facility during 2014.

Investment Portfolio. The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of June 30, 2014, 91% of the Company’s investment portfolio consisted of fixed income securities, of which 66% are United States government-backed or rated AAA and 98% were rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on S&P and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

The table below outlines the composition of the investment portfolio in an unrealized loss position, by credit rating, (percentages are based on the amortized cost basis of the investments) as of June 30, 2014:

June 30, 2014	A‑Ratings or Higher	BBB+ to BBB- Ratings	Non‑Investment Grade/Not Rated
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	99.7%	0.3%	0.0%
Foreign bonds	99.2%	0.8%	0.0%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed securities	0.0%	0.0%	100.0%
Corporate debt securities	47.0%	33.0%	20.0%
Preferred stock	29.9%	70.1%	0.0%
	94.2%	3.3%	2.5%

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements. The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $6.5 billion and $4.7 billion at June 30, 2014 and December 31, 2013, respectively, of which $1.8 billion and $1.6 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB, are included in the accompanying condensed consolidated balance sheets in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.0 billion at June 30, 2014 and December 31, 2013. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $1.8 billion and $1.4 billion at June 30, 2014 and December 31, 2013, respectively. The like-kind exchange deposits were held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

At June 30, 2014 and December 31, 2013, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $13.8 million and $14.7 million, respectively. The guarantee arrangements relate to promissory notes and other contracts and contingently require the Company to make payments to the guaranteed party based on the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential amount of future payments under these guarantees totaled $13.8 million at June 30, 2014 and $14.7 million at December 31, 2013, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its condensed consolidated balance sheets related to these guarantees at June 30, 2014 and December 31, 2013.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of June 30, 2014, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company and its subsidiaries are parties to a number of non-ordinary course lawsuits. These lawsuits frequently are similar in nature to other lawsuits pending against the Company’s competitors.

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

•	Bushman v. First American Title Insurance Company, et al., filed on November 21, 2013 and pending in the Circuit Court of the State of Michigan, County of Washtenaw,
•	Carrera v. First American Home Buyers Protection Corporation, filed on September 23, 2009 and pending in the United States District Court for the Southern District of California,
•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,
•	Diaz v. First American Home Buyers Protection Corporation, filed on March 10, 2009 and pending in the United States District Court for the Southern District of California,
•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Muehling v. First American Title Company, filed on December 11, 2012 and pending in the Superior Court of the State of California, County of Alameda,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Snyder v. First American Financial Corporation, et al., filed on June 21, 2014 and pending in the United States District Court for the District of Colorado, and
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

All of these lawsuits, except Kaufman and Kirk, are putative class actions for which a class has not been certified. In Kaufman a class was certified but that certification was subsequently vacated. A trial of the Kirk matter has concluded and plaintiff has filed a notice of appeal. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the

Company has been able to make an estimate, the Company believes the amount is immaterial to the condensed consolidated financial statements as a whole.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of June 30, 2014 are $1.0 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

13. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend upon, among other factors, the future performance of assets held in trust for the plan and interest rates. The pension plan was underfunded as of June 30, 2014 by $56.4 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings, expenses and interest rates require adjustment. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

14. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 75% to 85% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $105.2 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

20. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of June 30, 2014, under such regulations, the maximum amount of dividends, loans and advances available for the remainder of 2014 from these insurance subsidiaries, without prior approval from applicable regulators, was $258.4 million.

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
Mark E. Seaton
Chief Financial Officer (Principal Financial Officer)

Date: July 24, 2014

EXHIBIT INDEX

Exhibit No.	Description	Location

10.1	Amended and Restated Credit Agreement dated as of May 14, 2014, among First American Financial Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Attached.

10.2*	Employment Agreement, dated May 22, 2014, between First American Financial Corporation and Dennis J. Gilmore.	Attached.

10.3*	Employment Agreement, dated May 22, 2014, between First American Financial Corporation and Kenneth D. DeGiorgio.	Attached.

10.4*	Employment Agreement, dated May 15, 2014, between First American Financial Corporation and Christopher M. Leavell.	Attached.

10.5*	Employment Agreement, dated May 15, 2014, between First American Financial Corporation and Mark E. Seaton.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.