Form 10-Q
period 2014-09-30
First American Financial Corp
filed 2014-10-23
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

On October 20, 2014, there were 107,264,707 shares of common stock outstanding.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE EFFECT OF PENDING ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;
•	THE HOLDING OF AND EXPECTED CASH FLOWS FROM DEBT SECURITIES AND ASSUMPTIONS RELATING THERETO;
•	EXPECTED PENSION PLAN AND SUPPLEMENTAL BENEFIT PLAN CONTRIBUTIONS AND RETURNS;
•	THE EFFECT OF LAWSUITS, REGULATORY EXAMINATIONS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;
•	FUTURE ACTIONS TO BE TAKEN IN CONNECTION WITH THE COMPANY’S REVIEW OF ITS AGENCY RELATIONSHIPS;
•	FUTURE PAYMENT OF DIVIDENDS;
•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS;
•	THE LIKELIHOOD OF CHANGES IN EXPECTED ULTIMATE LOSSES AND CORRESPONDING LOSS RATES AND CLAIM RESERVES;
•	ANTICIPATED RECOVERIES IN CONNECTION WITH A LARGE COMMERCIAL CLAIM;
•	FUTURE ACQUISITIONS;
•	THE IMPACT OF THE REDOMESTICATION OF THE COMPANY’S PRINCIPAL TITLE INSURANCE SUBSIDIARY FROM CALIFORNIA TO NEBRASKA; AND
•	CANADIAN EXCISE TAXES FOR SERVICES PROVIDED TO LENDERS,

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	CHANGES IN APPLICABLE GOVERNMENT REGULATIONS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	THE CONSUMER FINANCIAL PROTECTION BUREAU’S EXERCISE OF ITS BROAD RULEMAKING AND SUPERVISORY POWERS;
•	REGULATION OF TITLE INSURANCE RATES;
•	REFORM OF GOVERNMENT-SPONSORED MORTGAGE ENTERPRISES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;
•	EXPENSES OF AND FUNDING OBLIGATIONS TO THE PENSION PLAN;

•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MITIGATION EFFORTS;
•	SYSTEMS INTERRUPTIONS AND INTRUSIONS, WIRE TRANSFER ERRORS OR UNAUTHORIZED DATA DISCLOSURES;
•	INABILITY TO REALIZE THE BENEFITS OF THE COMPANY’S OFFSHORE STRATEGY;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS;
•	CHALLENGES AND ADVERSE EFFECTS ARISING FROM ACQUISITIONS; AND
•	OTHER FACTORS DESCRIBED IN PART II, ITEM 1A OF THIS QUARTERLY REPORT ON FORM 10-Q.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$1,203,873	$834,837
Accounts and accrued income receivable, net	283,385	236,895
Income taxes receivable	—	37,632
Investments:
Deposits with banks	20,515	23,492
Debt securities, includes pledged securities of $125,942 and $123,956	3,100,884	2,819,817
Equity securities	393,741	358,043
Other long-term investments	177,639	183,976
	3,692,779	3,385,328
Loans receivable, net	53,753	73,755
Property and equipment, net	387,832	361,348
Title plants and other indexes	527,334	523,879
Deferred income taxes	27,478	27,478
Goodwill	955,819	846,026
Other intangible assets, net	61,070	46,347
Other assets	194,892	185,658
	$7,388,215	$6,559,183
Liabilities and Equity
Deposits	$2,299,305	$1,692,932
Accounts payable and accrued liabilities	701,772	795,812
Deferred revenue	201,381	192,184
Reserve for known and incurred but not reported claims	1,011,344	1,018,365
Income taxes payable	45,302	—
Deferred income taxes	97,174	93,362
Notes and contracts payable	450,928	310,285
	4,807,206	4,102,940
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares;
Outstanding—107,253 shares and 105,900 shares	1	1
Additional paid-in capital	2,102,283	2,077,828
Retained earnings	608,146	520,764
Accumulated other comprehensive loss	(132,345)	(145,544)
Total stockholders’ equity	2,578,085	2,453,049
Noncontrolling interests	2,924	3,194
Total equity	2,581,009	2,456,243
	$7,388,215	$6,559,183

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Direct premiums and escrow fees	$564,396	$573,116	$1,529,391	$1,644,172
Agent premiums	496,887	549,052	1,341,020	1,530,247
Information and other	161,227	159,775	464,572	483,430
Investment income	22,828	26,001	64,254	71,544
Net realized investment gains (losses)	14,392	(6,966)	24,294	6,812
Net other-than-temporary impairment (“OTTI”) losses recognized in earnings:
Total OTTI losses on debt securities	—	—	(167)	—
Portion of OTTI losses on debt securities recognized in other comprehensive loss	—	—	(866)	—
	—	—	(1,033)	—
	1,259,730	1,300,978	3,422,498	3,736,205
Expenses
Personnel costs	365,304	377,872	1,045,955	1,087,139
Premiums retained by agents	395,324	440,453	1,070,260	1,224,020
Other operating expenses	219,536	222,297	622,024	660,408
Provision for policy losses and other claims	119,390	114,952	337,739	429,744
Depreciation and amortization	24,127	18,554	63,879	55,141
Premium taxes	15,427	15,771	41,971	42,683
Interest	4,670	4,034	13,007	11,209
	1,143,778	1,193,933	3,194,835	3,510,344
Income before income taxes	115,952	107,045	227,663	225,861
Income taxes	35,015	42,950	74,186	90,586
Net income	80,937	64,095	153,477	135,275
Less: Net income attributable to noncontrolling interests	232	205	454	535
Net income attributable to the Company	$80,705	$63,890	$153,023	$134,740
Net income per share attributable to the Company’s stockholders (Note 10):
Basic	$0.75	$0.60	$1.43	$1.25
Diluted	$0.74	$0.59	$1.41	$1.23
Cash dividends declared per share	$0.24	$0.12	$0.60	$0.36
Weighted-average common shares outstanding (Note 10):
Basic	107,136	106,437	106,727	107,400
Diluted	108,863	108,437	108,546	109,490

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$80,937	$64,095	$153,477	$135,275
Other comprehensive income, net of tax:
Unrealized (loss) gain on securities	(14,886)	5,839	10,918	(34,906)
Unrealized gain on securities for which credit losses have been recognized in earnings	151	400	586	420
Foreign currency translation adjustment	(12,557)	8,968	(6,985)	(7,648)
Pension benefit adjustment	907	4,121	8,690	12,408
Total other comprehensive (loss) income, net of tax	(26,385)	19,328	13,209	(29,726)
Comprehensive income	54,552	83,423	166,686	105,549
Less: Comprehensive income attributable to noncontrolling interests	235	207	464	530
Comprehensive income attributable to the Company	$54,317	$83,216	$166,222	$105,019

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$153,477	$135,275
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	337,739	429,744
Depreciation and amortization	63,879	55,141
Amortization of premiums and accretion of discounts on securities, net	17,984	18,757
Excess tax benefits from share-based compensation	(6,050)	(5,796)
Share-based compensation	15,962	18,601
Net realized investment gains	(24,294)	(6,812)
Net OTTI losses recognized in earnings	1,033	—
Equity in earnings of affiliates, net	(1,068)	(11,240)
Dividends from equity method investments	4,018	7,072
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(353,048)	(348,058)
Net change in income tax accounts	55,372	2,931
(Increase) decrease in accounts and accrued income receivable	(23,191)	3,977
Decrease in accounts payable and accrued liabilities	(74,407)	(54,982)
Increase in deferred revenue	6,780	15,127
Other, net	(8,015)	(13,904)
Cash provided by operating activities	166,171	245,833
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(162,910)	(650)
Net decrease in deposits with banks	2,888	512
Net decrease in loans receivable	20,002	30,285
Purchases of debt and equity securities	(1,203,474)	(1,227,720)
Proceeds from sales of debt and equity securities	627,174	507,757
Proceeds from maturities of debt securities	276,812	401,941
Net change in other long-term investments	5,093	1,971
Capital expenditures	(63,923)	(61,017)
Proceeds from sale of property and equipment	11,675	5,399
Cash used for investing activities	(486,663)	(341,522)
Cash flows from financing activities:
Net change in deposits	606,373	313,016
Proceeds from issuance of debt	300,503	249,095
Repayment of debt	(161,878)	(167,036)
Net proceeds (payments) in connection with share-based compensation plans	885	(1,080)
Net activity related to noncontrolling interests	(658)	(1,800)
Excess tax benefits from share-based compensation	6,050	5,796
Purchase of Company shares	—	(64,606)
Cash dividends	(64,159)	(38,629)
Cash provided by financing activities	687,116	294,756
Effect of exchange rate changes on cash	2,412	(2,317)
Net increase in cash and cash equivalents	369,036	196,750
Cash and cash equivalents—Beginning of period	834,837	670,529
Cash and cash equivalents—End of period	$1,203,873	$867,279
Supplemental information:
Cash paid during the period for:
Interest	$15,701	$9,428
Premium taxes	$47,729	$45,475
Income taxes, less refunds of $9,843 and $613	$20,510	$87,242

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2013	105,900	$1	$2,077,828	$520,764	$(145,544)	$2,453,049	$3,194	$2,456,243
Net income for nine months ended September 30, 2014	—	—	—	153,023	—	153,023	454	153,477
Dividends on common shares	—	—	—	(64,159)	—	(64,159)	—	(64,159)
Shares issued in connection with share-based compensation plans	1,353	—	8,417	(1,482)	—	6,935	—	6,935
Share-based compensation expense	—	—	15,962	—	—	15,962	—	15,962
Net activity related to noncontrolling interests	—	—	76	—	—	76	(734)	(658)
Other comprehensive income (Note 15)	—	—	—	—	13,199	13,199	10	13,209
Balance at September 30, 2014	107,253	$1	$2,102,283	$608,146	$(132,345)	$2,578,085	$2,924	$2,581,009

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

The condensed consolidated statement of cash flows for the nine months ended September 30, 2013 was revised for an error which resulted in an adjustment between cash and cash equivalents and deposits with banks.  The adjustment resulted in a reduction to net increase in deposits with banks of $9.9 million, an increase in cash and cash equivalents—beginning of period of $43.3 million and an increase in cash and cash equivalents—end of period of $33.4 million.

The condensed consolidated balance sheet as of December 31, 2013 was revised for an error which resulted in an adjustment between income taxes receivable and deferred income taxes. The adjustment resulted in an increase to income taxes receivable of $11.1 million, an increase in deferred income tax assets of $27.5 million and an increase in deferred income tax liabilities of $38.6 million.

During the second quarter of 2014, the Company identified and recorded adjustments to correct for certain errors in foreign currency translation and transactions in prior periods.  These adjustments resulted in an increase to other operating expenses of $4.3 million.

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

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $6.5 billion and $4.7 billion at September 30, 2014 and December 31, 2013, respectively, of which $2.1 billion and $1.6 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are included in the accompanying condensed consolidated balance sheets in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.0 billion at September 30, 2014 and December 31, 2013. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions and, as a result, the Company has ongoing programs for realizing economic benefits, including investment programs, borrowing agreements, and vendor services arrangements with various financial institutions. The effects of these programs are included in the condensed consolidated financial statements as income or a reduction in expense, as appropriate, based on the nature of the arrangement and benefit received.

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.2 billion and $1.4 billion at September 30, 2014 and December 31, 2013, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 3 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value	Other-than- temporary impairments in AOCI
		Gains	Losses
September 30, 2014
U.S. Treasury bonds	$70,909	$732	$(318)	$71,323	$—
Municipal bonds	534,865	10,668	(897)	544,636	—
Foreign bonds	199,882	1,378	(163)	201,097	—
Governmental agency bonds	204,546	942	(3,261)	202,227	—
Governmental agency mortgage-backed securities	1,522,943	5,287	(13,388)	1,514,842	—
Non-agency mortgage-backed securities (1)	17,246	1,362	(1,057)	17,551	19,877
Corporate debt securities	546,209	6,983	(3,984)	549,208	—
	$3,096,600	$27,352	$(23,068)	$3,100,884	$19,877
December 31, 2013
U.S. Treasury bonds	$66,400	$669	$(685)	$66,384	$—
Municipal bonds	491,143	5,113	(10,291)	485,965	—
Foreign bonds	221,298	1,836	(626)	222,508	—
Governmental agency bonds	267,713	233	(5,401)	262,545	—
Governmental agency mortgage-backed securities	1,426,489	2,074	(25,254)	1,403,309	—
Non-agency mortgage-backed securities (1)	19,658	1,167	(1,803)	19,022	20,743
Corporate debt securities	355,893	7,279	(3,088)	360,084	—
	$2,848,594	$18,371	$(47,148)	$2,819,817	$20,743

(1)

At September 30, 2014, the $17.2 million amortized cost is net of $1.0 million in other-than-temporary impairments determined to be credit related which have been recognized in earnings for the nine months ended September 30, 2014. At September 30, 2014 and December 31, 2013, the $1.1 million and $1.8 million, respectively, of gross unrealized losses related to securities determined to be other-than-temporarily impaired. The $19.9 million and $20.7 million other-than-temporary impairments recorded in accumulated other comprehensive income (loss) (“AOCI”) at September 30, 2014 and December 31, 2013, respectively, which relate to non-agency mortgage-backed securities, represent the amount of other-than-temporary impairment losses recognized in AOCI which were not included in earnings as the losses were not considered to be credit related.

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

	Cost	Gross unrealized		Estimated fair value
(in thousands)		Gains	Losses
September 30, 2014
Preferred stocks	$15,664	$1,294	$(200)	$16,758
Common stocks	368,594	17,028	(8,639)	376,983
	$384,258	$18,322	$(8,839)	$393,741
December 31, 2013
Preferred stocks	$9,915	$1,567	$(397)	$11,085
Common stocks	324,184	25,137	(2,363)	346,958
	$334,099	$26,704	$(2,760)	$358,043

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company had the following unrealized gains (losses) as of September 30, 2014 and December 31, 2013:

(in thousands)	As of September 30, 2014	As of December 31, 2013
Debt securities for which an OTTI has been recognized	$324	$(625)
Debt securities—all other	3,960	(28,152)
Equity securities	9,483	23,944
	$13,767	$(4,833)

Sales of debt and equity securities resulted in realized gains of $9.9 million and $3.4 million and realized losses of $1.7 million and $9.7 million for the three months ended September 30, 2014 and 2013, respectively, and realized gains of $24.6 million and $15.6 million and realized losses of $6.1 million and $11.7 million for the nine months ended September 30, 2014 and 2013, respectively.

The Company had the following gross unrealized losses as of September 30, 2014 and December 31, 2013:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2014
Debt securities:
U.S. Treasury bonds	$14,107	$(81)	$16,465	$(237)	$30,572	$(318)
Municipal bonds	74,804	(429)	31,327	(468)	106,131	(897)
Foreign bonds	31,320	(132)	3,947	(31)	35,267	(163)
Governmental agency bonds	32,030	(164)	129,625	(3,097)	161,655	(3,261)
Governmental agency mortgage-backed securities	420,991	(2,535)	357,138	(10,853)	778,129	(13,388)
Non-agency mortgage-backed securities	2,041	(7)	6,063	(1,050)	8,104	(1,057)
Corporate debt securities	298,259	(3,797)	12,327	(187)	310,586	(3,984)
Total debt securities	873,552	(7,145)	556,892	(15,923)	1,430,444	(23,068)
Equity securities	264,336	(8,638)	4,069	(201)	268,405	(8,839)
Total	$1,137,888	$(15,783)	$560,961	$(16,124)	$1,698,849	$(31,907)
December 31, 2013
Debt securities:
U.S. Treasury bonds	$37,492	$(685)	$—	$—	$37,492	$(685)
Municipal bonds	230,180	(8,938)	27,687	(1,353)	257,867	(10,291)
Foreign bonds	56,579	(626)	—	—	56,579	(626)
Governmental agency bonds	203,011	(5,375)	131	(26)	203,142	(5,401)
Governmental agency mortgage-backed securities	838,411	(20,970)	124,425	(4,284)	962,836	(25,254)
Non-agency mortgage-backed securities	—	—	12,086	(1,803)	12,086	(1,803)
Corporate debt securities	129,394	(2,422)	12,500	(666)	141,894	(3,088)
Total debt securities	1,495,067	(39,016)	176,829	(8,132)	1,671,896	(47,148)
Equity securities	85,112	(2,718)	1,046	(42)	86,158	(2,760)
Total	$1,580,179	$(41,734)	$177,875	$(8,174)	$1,758,054	$(49,908)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Substantially all securities in the Company’s non-agency mortgage-backed portfolio are senior tranches and all were investment grade at the time of purchase, however, all have subsequently been downgraded to below investment grade. The table below summarizes the composition of the Company’s non-agency mortgage-backed securities as of September 30, 2014, by collateral type and year of issuance.

(in thousands, except number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value
Non-agency mortgage-backed securities:
Prime single family residential:
2007	1	$3,129	$2,643
2006	3	8,079	7,755
2005	1	639	620
Alt-A single family residential:
2007	1	5,399	6,533
	6	$17,246	$17,551

The amortized cost and estimated fair value of debt securities at September 30, 2014, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$9,805	$37,719	$20,956	$2,429	$70,909
Estimated fair value	$9,884	$37,671	$21,109	$2,659	$71,323
Municipal bonds
Amortized cost	$16,092	$249,478	$160,318	$108,977	$534,865
Estimated fair value	$16,211	$252,825	$164,186	$111,414	$544,636
Foreign bonds
Amortized cost	$42,387	$138,724	$15,349	$3,422	$199,882
Estimated fair value	$42,602	$139,741	$15,333	$3,421	$201,097
Governmental agency bonds
Amortized cost	$3,773	$116,699	$72,092	$11,982	$204,546
Estimated fair value	$3,786	$115,437	$70,495	$12,509	$202,227
Corporate debt securities
Amortized cost	$20,744	$236,608	$253,537	$35,320	$546,209
Estimated fair value	$20,966	$239,858	$252,722	$35,662	$549,208
Total debt securities excluding mortgage-backed securities
Amortized cost	$92,801	$779,228	$522,252	$162,130	$1,556,411
Estimated fair value	$93,449	$785,532	$523,845	$165,665	$1,568,491
Total mortgage-backed securities
Amortized cost					$1,540,189
Estimated fair value					$1,532,393
Total debt securities
Amortized cost					$3,096,600
Estimated fair value					$3,100,884

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
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Other-than-temporary impairment — debt securities

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of September 30, 2014, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

The Company determines if a non-agency mortgage-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed securities in its portfolio that are in an unrealized loss position. For the securities that were determined not to be other-than-temporarily impaired at September 30, 2014, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

Cash flows expected to be collected for each non-agency mortgage-backed security are estimated by analyzing loan-level detail to estimate future cash flows from the underlying assets, which are then applied to the security based on the underlying contractual provisions of the securitization trust that issued the security (e.g., subordination levels, remaining payment terms, etc.). The Company uses third-party software to determine how the underlying collateral cash flows will be distributed to each security issued from the securitization trust. The primary assumptions used in estimating future collateral cash flows are prepayment speeds, default rates and loss severity. In developing these assumptions, the Company considers the financial condition of the borrower, loan to value ratio, loan type and geographical location of the underlying property. The Company utilizes publicly available information related to specific assets, generally available market data such as forward interest rate curves and securities, loans and property data and market analytics tools provided through a third party.

The table below summarizes the primary assumptions used at September 30, 2014 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	9.9%	8.1%	–	10.8%
Default rates	2.7%	1.3%	–	4.9%
Loss severity	18.0%	2.8%	–	30.5%

As a result of the Company’s security-level review, the Company did not recognize any other-than-temporary impairments considered to be credit related on its non-agency mortgage-backed securities for the three months ended September 30, 2014, and recognized $1.0 million of other-than-temporary impairments in earnings for the nine months ended September 30, 2014. The Company did not recognize any other-than-temporary impairments considered to be credit related for the three and nine months ended September 30, 2013. It is possible that the Company could recognize additional other-than-temporary impairment losses on securities it owns at September 30, 2014 if future events or information cause it to determine that a decline in fair value is other-than-temporary.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Cumulative credit loss on debt securities held at beginning of period	$17,511	$16,478	$16,478	$16,478
Addition to credit loss for which an other-than-temporary impairment was previously recognized	—	—	1,033	—
Cumulative credit loss on debt securities held at end of period	$17,511	$16,478	$17,511	$16,478

Other-than-temporary impairment — equity securities

When a decline in the fair value of an equity security, including common and preferred stock, is considered to be other-than-temporary, such equity security is written down to its fair value. When assessing if a decline in fair value is other-than-temporary, the factors considered include the length of time and extent to which fair value has been below cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security, the seniority of the securities, issuer-specific news and other developments, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes (including the outlook for industry sectors, which includes government policy initiatives) and the Company’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as other evidence that might exist supporting the view that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. For the three and nine months ended September 30, 2014 and 2013, the Company did not record other-than-temporary impairment losses related to its equity securities.

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

Typical inputs and assumptions to pricing models used to value the Company’s U.S. Treasury bonds, municipal bonds, foreign bonds, governmental agency bonds, governmental agency mortgage-backed securities and corporate debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes and prepayment speeds. The fair value of non-agency mortgage-backed securities was obtained from the independent pricing services referenced above and subject to the Company’s validation procedures discussed above. However, since these securities were not actively traded and there were fewer observable inputs available requiring the pricing services to use more judgment in determining the fair value of the securities, they were classified as Level 3.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the Company’s available-for-sale investments measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Estimated fair value	Level 1	Level 2	Level 3
September 30, 2014
Debt securities:
U.S. Treasury bonds	$71,323	$––	$71,323	$––
Municipal bonds	544,636	––	544,636	––
Foreign bonds	201,097	––	201,097	––
Governmental agency bonds	202,227	––	202,227	––
Governmental agency mortgage-backed securities	1,514,842	––	1,514,842	––
Non-agency mortgage-backed securities	17,551	––	––	17,551
Corporate debt securities	549,208	––	549,208	––
	3,100,884	––	3,083,333	17,551
Equity securities:
Preferred stocks	16,758	16,758	––	––
Common stocks	376,983	376,983	––	––
	393,741	393,741	––	––
	$3,494,625	$393,741	$3,083,333	$17,551

(in thousands)	Estimated fair value	Level 1	Level 2	Level 3
December 31, 2013
Debt securities:
U.S. Treasury bonds	$66,384	$––	$66,384	$––
Municipal bonds	485,965	––	485,965	––
Foreign bonds	222,508	––	222,508	––
Governmental agency bonds	262,545	––	262,545	––
Governmental agency mortgage-backed securities	1,403,309	––	1,403,309	––
Non-agency mortgage-backed securities	19,022	––	—	19,022
Corporate debt securities	360,084	––	360,084	—
	2,819,817	––	2,800,795	19,022
Equity securities:
Preferred stocks	11,085	11,085	––	––
Common stocks	346,958	346,958	––	––
	358,043	358,043	––	––
	$3,177,860	$358,043	$2,800,795	$19,022

The Company did not have any transfers in and out of Level 1, Level 2 and Level 3 measurements during the three and nine months ended September 30, 2014 and 2013. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents a summary of the changes in fair value of Level 3 available-for-sale investments for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Non-agency mortgage-backed securities:
Fair value at beginning of period	$17,994	$20,611	$19,022	$21,846
Total gains/(losses) (realized and unrealized):
Included in earnings:
Net other-than-temporary impairment losses recognized in earnings	—	—	(1,033)	—
Included in other comprehensive income	252	907	941	1,028
Settlements	(695)	(1,215)	(1,379)	(2,571)
Fair value at end of period	$17,551	$20,303	$17,551	$20,303
Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$—	$—	$(1,033)	$—

The Company did not purchase or sell any non-agency mortgage-backed securities during the three and nine months ended September 30, 2014 and 2013.

Note 4 – Financing Receivables

Financing receivables are summarized as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Loans receivable, net:
Real estate—mortgage
Multi-family residential	$7,094	$7,455
Commercial	50,419	69,865
Other	394	712
	57,907	78,032
Allowance for loan losses	(3,628)	(3,626)
Participations sold	(507)	(633)
Deferred loan fees, net	(19)	(18)
Loans receivable, net	53,753	73,755
Other long-term investments:
Notes receivable—secured	5,967	10,533
Notes receivable—unsecured	2,789	2,593
	8,756	13,126
Loss reserve	(2,388)	(2,584)
Notes receivable, net	6,368	10,542
Total financing receivables, net	$60,121	$84,297

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Aging analysis of loans and notes receivable at September 30, 2014 is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Non-accrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$7,094	$7,094	$—	$—	$—	$—
Commercial	50,419	48,325	150	—	—	1,944
Other	394	394	—	—	—	—
	$57,907	$55,813	$150	$—	$—	$1,944
Notes Receivable:
Secured	$5,967	$5,073	$—	$—	$67	$827
Unsecured	2,789	1,142	—	—	—	1,647
	$8,756	$6,215	$—	$—	$67	$2,474

Aging analysis of loans and notes receivable at December 31, 2013 is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Non-accrual status
	(in thousands)
Loans Receivable:
Multi-family residential	$7,455	$7,455	$—	$—	$—	$—
Commercial	69,865	67,807	—	—	—	2,058
Other	712	712	—	—	—	—
	$78,032	$75,974	$—	$—	$—	$2,058
Notes Receivable:				—
Secured	$10,533	$5,784	$3,668	$—	$231	$850
Unsecured	2,593	771	—	—	—	1,822
	$13,126	$6,555	$3,668	$—	$231	$2,672

Note 5 – Goodwill

A summary of the changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2014 is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2013	$799,261	$46,765	$846,026
Acquisitions	114,649	—	114,649
Foreign currency translation	(2,954)	—	(2,954)
Other adjustments	(1,902)	—	(1,902)
Balance as of September 30, 2014	$909,054	$46,765	$955,819

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

In accordance with accounting guidance and consistent with prior years, the Company’s policy is to perform an annual assessment of goodwill for impairment for each reporting unit in the fourth quarter. An impairment analysis has not been performed during the nine months ended September 30, 2014 as no triggering events requiring such an analysis occurred.

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	September 30, 2014	December 31, 2013
Finite-lived intangible assets:
Customer relationships	$98,216	$77,382
Noncompete agreements	27,516	26,928
Trademarks	13,863	10,026
Patents	2,840	2,840
	142,435	117,176
Accumulated amortization	(98,242)	(88,624)
	44,193	28,552
Indefinite-lived intangible assets:
Licenses	16,877	17,795
	$61,070	$46,347

Amortization expense for finite-lived intangible assets was $5.3 million and $10.4 million for the three and nine months ended September 30, 2014, respectively, and $2.8 million and $9.0 million for the three and nine months ended September 30, 2013, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2014	$2,624
2015	$9,720
2016	$9,095
2017	$7,371
2018	$4,768
2019	$3,841

Note 7 – Reserve for Known and Incurred But Not Reported Claims

A summary of the Company’s loss reserves, including known title claims, incurred but not reported claims (“IBNR”) and non-title claims, is as follows:

(in thousands, except percentages)	September 30, 2014		December 31, 2013
Known title claims	$131,566	13.0%	$135,478	13.3%
IBNR	834,352	82.5%	840,104	82.5%
Total title claims	965,918	95.5%	975,582	95.8%
Non-title claims	45,426	4.5%	42,783	4.2%
Total loss reserves	$1,011,344	100.0%	$1,018,365	100.0%

The provision for title losses, expressed as a percentage of title premiums and escrow fees, was 6.7% and 7.2% for the three  and nine months ended September 30, 2014, respectively, and 5.8% and 9.8% for the three and nine months ended September 30, 2013, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The current quarter rate of 6.7% reflects the ultimate loss rate of 6.0% for the current policy year and a $6.8 million net increase in the loss reserve estimates for prior policy years.  The rate for the nine months ended September 30, 2014 of 7.2% includes the impact of a large commercial claim from policy year 2007, net of anticipated recoveries.

The third quarter of 2013 rate of 5.8% reflected the ultimate loss rate for the 2013 policy year with no reserve adjustment for prior policy years. The rate for the nine months ended September 30, 2013 of 9.8% included an $89.0 million net increase in the loss reserve estimates for prior policy years. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during the second quarter of 2013, primarily from domestic lenders policies and, to a lesser extent, the Company’s guaranteed valuation product offered in Canada.  The reserve strengthening associated with domestic lenders policies was $58.7 million and was primarily attributable to policy years 2004 through 2008.  During the second quarter of 2013, claims on domestic lenders policies significantly exceeded the Company’s expectations and management expected this level of elevated claims experience to continue through 2013 and for a period thereafter.  The reserve strengthening associated with the guaranteed valuation product offered in Canada was $12.9 million and was primarily attributable to claims frequency exceeding the Company’s expectations during the second quarter of 2013. Given management’s revised outlook, a reserve strengthening was recorded to reflect increases to ultimate losses for prior policy years.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of September 30, 2014, the Company was in compliance with the financial covenants under the credit agreement.

In March 2014, the Company borrowed $150.0 million under its credit facility to partially fund acquisitions during the first quarter of 2014. At September 30, 2014, outstanding borrowings under the facility totaled $150.0 million at an interest rate of 1.91%. See Note 17 – Business Combinations to the condensed consolidated financial statements for further discussion of the Company’s acquisitions.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Income Taxes

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 30.2% and 32.6% for the three and nine months ended September 30, 2014, respectively, and 40.1% for the three and nine months ended September 30, 2013. The differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits and changes in the liability related to tax positions reported on the Company’s tax returns. In addition, the current year rates reflect non-recurring tax benefits resulting from adjustments to the Company’s state and non-U.S. tax accounts.

In connection with the Company’s June 2010 spin-off from its prior parent, which subsequently assumed the name CoreLogic, Inc. (“CoreLogic”), it entered into a tax sharing agreement which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At September 30, 2014 and December 31, 2013, the Company had a net payable to CoreLogic of $34.8 million and $56.5 million, respectively, related to tax matters prior to the spin-off. This amount is included in the Company’s condensed consolidated balance sheets in accounts payable and accrued liabilities. The decrease during the current year was primarily the result of tax payments made and an examination settlement reached with a taxing authority for tax matters prior to the spin-off.

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

As of September 30, 2014 and December 31, 2013, the liability for income taxes associated with uncertain tax positions was $24.1 million and $47.8 million, respectively. The decrease during the current year was primarily attributable to an examination settlement reached with a taxing authority for issues related to the timing of deductibility, which, accordingly, did not impact the Company’s condensed consolidated statement of income. As of September 30, 2014 and December 31, 2013, the liabilities could be reduced by $3.4 million and $32.6 million, respectively, of offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes. The net amounts of $20.7 million and $15.2 million as of September 30, 2014 and December 31, 2013, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of September 30, 2014 and December 31, 2013, the Company had accrued $8.7 million and $4.7 million, respectively, of interest and penalties (net of tax benefits of $3.6 million and $1.9 million, respectively) related to uncertain tax positions.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2014	2013	2014	2013
Numerator
Net income attributable to the Company	$80,705	$63,890	$153,023	$134,740
Less: dividends and undistributed earnings allocated to unvested restricted stock units (“RSUs”)	189	103	361	208
Net income allocated to common stockholders	$80,516	$63,787	$152,662	$134,532
Denominator
Basic weighted-average shares	107,136	106,437	106,727	107,400
Effect of dilutive employee stock options and RSUs	1,727	2,000	1,819	2,090
Diluted weighted-average shares	108,863	108,437	108,546	109,490
Net income per share attributable to the Company’s stockholders
Basic	$0.75	$0.60	$1.43	$1.25
Diluted	$0.74	$0.59	$1.41	$1.23

For the three and nine months ended September 30, 2014, 132 thousand and 133 thousand, respectively, of stock options and RSUs were excluded from the weighted-average diluted shares outstanding due to their antidilutive effect.  For the three months ended September 30, 2013, 1 thousand RSUs were excluded from the weighted-average diluted shares outstanding due to their antidilutive effect, and for the nine months ended September 30, 2013, no stock options or RSUs were excluded from the weighted-average diluted shares outstanding due to their antidilutive effect.

Note 11 – Employee Benefit Plans

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans during the three and nine months ended September 30, 2014 and 2013 includes the following components:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Expense:
Service costs	$329	$479	$986	$1,436
Interest costs	7,933	6,717	21,845	20,165
Expected return on plan assets	(6,165)	(4,691)	(15,554)	(14,039)
Amortization of net actuarial loss	2,372	7,964	17,186	23,969
Amortization of prior service credit	(1,038)	(1,097)	(3,115)	(3,289)
	$3,431	$9,372	$21,348	$28,242

The Company contributed $37.5 million to the defined benefit pension and supplemental benefit plans during the nine months ended September 30, 2014, and expects to contribute an additional $4.2 million during the remainder of 2014. These contributions include both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 12 – Fair Value of Financial Instruments

Accounting guidance requires disclosure of fair value information about financial instruments, whether or not recognized at fair value on the balance sheet, for which it is practical to estimate that value. In the measurement of the fair value of certain financial instruments, other valuation techniques were utilized if quoted market prices were not available. These derived fair value estimates are significantly affected by the assumptions used. Additionally, the guidance excludes certain financial instruments, including those related to insurance contracts, pension and other postretirement benefits, and equity method investments.

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

The methodology for determining the fair value of debt and equity securities is discussed in Note 3 – Debt and Equity Securities to the condensed consolidated financial statements.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The carrying amounts and fair values of the Company’s financial instruments as of September 30, 2014 and December 31, 2013 are presented in the following table:

	September 30, 2014		December 31, 2013
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$1,203,873	$1,203,873	$834,837	$834,837
Accounts and accrued income receivable, net	$283,385	$283,385	$236,895	$236,895
Loans receivable, net	$53,753	$54,942	$73,755	$73,397
Investments:
Deposits with banks	$20,515	$20,582	$23,492	$23,601
Debt securities	$3,100,884	$3,100,884	$2,819,817	$2,819,817
Equity securities	$393,741	$393,741	$358,043	$358,043
Notes receivable, net	$6,368	$5,196	$10,542	$9,953
Financial Liabilities:
Deposits	$2,299,305	$2,299,393	$1,692,932	$1,693,138
Accounts payable and accrued liabilities	$335,448	$335,448	$406,819	$406,819
Notes and contracts payable	$450,928	$455,774	$310,285	$301,007

The following table presents the fair value of the Company’s financial instruments as of September 30, 2014 and December 31, 2013, classified using the three-level hierarchy for fair value measurements:

(in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2014
Financial Assets:
Cash and cash equivalents	$1,203,873	$1,203,873	$—	$—
Accounts and accrued income receivable, net	$283,385	$283,385	$—	$—
Loans receivable, net	$54,942	$—	$—	$54,942
Investments:
Deposits with banks	$20,582	$1,452	$19,130	$—
Debt securities	$3,100,884	$—	$3,083,333	$17,551
Equity securities	$393,741	$393,741	$—	$—
Notes receivable, net	$5,196	$—	$—	$5,196
Financial Liabilities:
Deposits	$2,299,393	$2,289,012	$10,381	$—
Accounts payable and accrued liabilities	$335,448	$335,448	$—	$—
Notes and contracts payable	$455,774	$—	$448,383	$7,391

(in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Financial Assets:
Cash and cash equivalents	$834,837	$834,837	$—	$—
Accounts and accrued income receivable, net	$236,895	$236,895	$—	$—
Loans receivable, net	$73,397	$—	$—	$73,397
Investments:
Deposits with banks	$23,601	$2,070	$21,531	$—
Debt securities	$2,819,817	$—	$2,800,795	$19,022
Equity securities	$358,043	$358,043	$—	$—
Notes receivable, net	$9,953	$—	$—	$9,953
Financial Liabilities:
Deposits	$1,693,138	$1,666,336	$26,802	$—
Accounts payable and accrued liabilities	$406,819	$406,819	$—	$—
Notes and contracts payable	$301,007	$—	$294,221	$6,786

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 13 – Share-Based Compensation Plans

The following table presents the compensation expense associated with the Company’s share-based compensation plans for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Restricted stock units	$2,910	$3,794	$14,275	$17,492
Stock options	68	—	203	—
Employee stock purchase plan	465	463	1,484	1,109
	$3,443	$4,257	$15,962	$18,601

The following table summarizes RSU activity for the nine months ended September 30, 2014:

(in thousands, except weighted‑average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2013	2,720	$17.60
Granted during 2014	679	$26.51
Vested during 2014	(1,040)	$15.73
Forfeited during 2014	(20)	$18.06
RSUs unvested at September 30, 2014	2,339	$21.01

The following table summarizes stock option activity for the nine months ended September 30, 2014:

(in thousands, except weighted- average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2013	1,270	$18.03
Exercised during 2014	(422)	$14.13
Balance at September 30, 2014	848	$19.97	2.2 years	$6,131
Vested and expected to vest at September 30, 2014	848	$19.97	2.2 years	$6,131
Exercisable at September 30, 2014	716	$18.55	0.9 years	$6,131

Note 14 – Stockholders’ Equity

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.9 million remained as of September 30, 2014. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the three and nine months ended September 30, 2014 and as of September 30, 2014, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.1 million.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 15 – Accumulated Other Comprehensive Income (Loss)

Changes in the balances of each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 are as follows:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2013	$(8,727)	$(3,726)	$(133,084)	$(145,537)
Change in unrealized gains on securities	17,679	—	—	17,679
Change in unrealized gains on securities for which credit losses have been recognized in earnings	949	—	—	949
Change in foreign currency translation adjustment	—	(6,985)	—	(6,985)
Amortization of net actuarial loss	—	—	17,186	17,186
Amortization of prior service credit	—	—	(3,115)	(3,115)
Tax effect	(7,124)	—	(5,381)	(12,505)
Balance at September 30, 2014	$2,777	$(10,711)	$(124,394)	$(132,328)
Allocated to the Company	$2,760	$(10,711)	$(124,394)	$(132,345)
Allocated to noncontrolling interests	17	—	—	17
Balance at September 30, 2014	$2,777	$(10,711)	$(124,394)	$(132,328)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended September 30, 2014 and 2013:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended September 30, 2014
Pretax change before reclassifications	$(15,076)	$(12,557)	$—	$(27,633)
Reclassifications out of AOCI	(9,241)	—	1,334	(7,907)
Tax effect	9,582	—	(427)	9,155
Total other comprehensive income (loss), net of tax	$(14,735)	$(12,557)	$907	$(26,385)
Three Months Ended September 30, 2013
Pretax change before reclassifications	$3,900	$8,968	$—	$12,868
Reclassifications out of AOCI	6,498	—	6,867	13,365
Tax effect	(4,159)	—	(2,746)	(6,905)
Total other comprehensive income, net of tax	$6,239	$8,968	$4,121	$19,328

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the nine months ended September 30, 2014 and 2013:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Nine Months Ended September 30, 2014
Pretax change before reclassifications	$35,317	$(6,985)	$—	$28,332
Reclassifications out of AOCI	(16,689)	—	14,071	(2,618)
Tax effect	(7,124)	—	(5,381)	(12,505)
Total other comprehensive income (loss), net of tax	$11,504	$(6,985)	$8,690	$13,209
Nine Months Ended September 30, 2013
Pretax change before reclassifications	$(47,250)	$(7,648)	$—	$(54,898)
Reclassifications out of AOCI	(10,228)	—	20,680	10,452
Tax effect	22,992	—	(8,272)	14,720
Total other comprehensive income (loss), net of tax	$(34,486)	$(7,648)	$12,408	$(29,726)

The following table presents the effect of the reclassifications out of accumulated other comprehensive income (loss) on the respective line items in the condensed consolidated statements of income:

	Amounts reclassified from accumulated other comprehensive income (loss)
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the condensed
	2014	2013	2014	2013	consolidated statements of income
Unrealized gains (losses) on securities:
Net realized gains (losses) on sales of securities	$9,241	$(6,498)	$17,722	$10,228	Net realized investment gains
Net OTTI losses recognized in earnings	—	—	(1,033)	—	Net OTTI losses recognized in earnings
Pretax total	$9,241	$(6,498)	$16,689	$10,228
Tax effect	$(3,641)	$2,599	$(6,383)	$(4,091)
Pension benefit adjustment:
Amortization of defined benefit pension and supplemental benefit plan items:
Net actuarial loss	(2,372)	(7,964)	(17,186)	(23,969)	(1)
Prior service credit	1,038	1,097	3,115	3,289	(1)
Pretax total	$(1,334)	$(6,867)	$(14,071)	$(20,680)
Tax effect	$427	$2,746	$5,381	$8,272

(1)	These accumulated other comprehensive income components are included in the computation of net periodic cost. See Note 11 – Employee Benefit Plans for additional details.

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

•

overcharged or improperly charged fees for products and services, denied home warranty claims, and gave items of value to developers, builders and others as inducements to refer business in violation of certain other laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including

•	Bushman v. First American Title Insurance Company, et al., filed on November 21, 2013 and pending in the Circuit Court of the State of Michigan, County of Washtenaw,
•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,
•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Snyder v. First American Financial Corporation, et al., filed on June 21, 2014 and pending in the United States District Court for the District of Colorado,
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	In re First American Home Buyers Protection Corporation, consolidated on October 9, 2014 and pending in the United States District Court for the Southern District of California.

All of these lawsuits, except Kaufman and Kirk, are putative class actions for which a class has not been certified. In Kaufman a class was certified but that certification was subsequently vacated. A trial of the Kirk matter has concluded, plaintiff has filed a notice of appeal and the Company filed a cross appeal. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the condensed consolidated financial statements as a whole.

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

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  While discussions with the taxing authority are ongoing, the Company believes that the guidance may result in an assessment.  The amount, if any, of such assessment is not currently known, and any such assessment would be subject to negotiation.  In the event that the Company disagrees with the ultimate assessment, the Company intends to avail itself of avenues of appeal.  While the Company believes it is reasonably likely that the Company would prevail on the merits, a loss associated with the matter is possible.  In light of the foregoing, the Company is not currently able to reasonably estimate a loss or range of loss associated with the matter.  While such a loss could be material to the Company’s operating results in any particular period if an unfavorable outcome results, the Company does not believe that this matter will have a material adverse effect on the Company’s overall financial condition or liquidity.

The Company and its subsidiaries also are involved in numerous ongoing routine legal and regulatory proceedings related to their operations.  With respect to each of these proceedings, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, is not material to the condensed consolidated financial statements as a whole.

Note 17 – Business Combinations

In March 2014, the Company completed the acquisition of a company that provides loan quality analytics, decision support tools and loan review services for the mortgage industry for a purchase price of $151.2 million. The Company completed three additional acquisitions during the nine months ended September 30, 2014, for an aggregate purchase price of $10.9 million. The Company allocates the purchase price of each acquisition to the assets acquired and liabilities assumed using a variety of valuation techniques, including discounted cash flow analysis. These acquisitions have been included in the Company’s title insurance and services segment. In March 2014, the Company drew $150.0 million on its credit facility to partially fund the acquisitions.

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

Selected financial information, by reporting segment, is as follows:

For the three months ended September 30, 2014:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,165,835	$121,000	$21,879	$25,389
Specialty Insurance	94,854	10,433	1,210	610
Corporate	(571)	(15,481)	1,038	—
Eliminations	(388)	—	—	—
	$1,259,730	$115,952	$24,127	$25,999

For the three months ended September 30, 2013:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,212,920	$124,972	$16,495	$30,326
Specialty Insurance	86,126	4,026	1,239	732
Corporate	2,674	(21,953)	820	—
Eliminations	(742)	—	—	—
	$1,300,978	$107,045	$18,554	$31,058

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the nine months ended September 30, 2014:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$3,146,558	$248,474	$57,416	$63,395
Specialty Insurance	273,179	35,366	3,787	2,667
Corporate	3,927	(56,177)	2,676	—
Eliminations	(1,166)	—	—	—
	$3,422,498	$227,663	$63,879	$66,062

For the nine months ended September 30, 2013:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$3,480,546	$262,280	$49,238	$67,614
Specialty Insurance	251,660	27,220	3,627	2,323
Corporate	6,242	(63,639)	2,276	—
Eliminations	(2,243)	—	—	—
	$3,736,205	$225,861	$55,141	$69,937

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s total revenue declined 3.2% in the third quarter of 2014 when compared with the third quarter of 2013.  The Company’s total revenue was negatively impacted by a decrease in refinance transactions, partially offset by an increase in net realized investment gains.

According to the Mortgage Bankers Association’s October 21, 2014 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 25.2% in the third quarter of 2014 when compared with the third quarter of 2013. According to the MBA Forecast, the dollar amount of purchase originations decreased 5.1% and refinance originations decreased 44.2%. This residential mortgage origination activity resulted in a 5.1% decrease in domestic residential purchase orders closed per day and a 32.4% decrease in domestic refinance orders closed per day by the Company’s direct title operations in the third quarter of 2014 when compared to the third quarter of 2013.

During the third quarter of 2014, the level of domestic title orders opened per day by the Company’s direct title operations decreased by 5.9% when compared with the third quarter of 2013.  Residential purchase and refinance open orders per day decreased by 1.0% and 6.6%, respectively, while commercial open orders per day increased by 1.6% during the third quarter of 2014 when compared to the same quarter of 2013.

Title Insurance and Services

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues
Direct premiums and escrow fees	$473,443	$487,800	$(14,357)	(2.9)%	$1,266,171	$1,399,702	$(133,531)	(9.5)%
Agent premiums	496,887	549,052	(52,165)	(9.5)	1,341,020	1,530,247	(189,227)	(12.4)
Information and other	160,636	159,344	1,292	0.8	463,036	482,197	(19,161)	(4.0)
Investment income	22,048	22,234	(186)	(0.8)	57,082	62,818	(5,736)	(9.1)
Net realized investment gains (losses)	12,821	(5,510)	18,331	332.7	20,282	5,582	14,700	263.3
Net other-than-temporary impairment losses recognized in earnings	—	—	—	—	(1,033)	—	(1,033)	—
	1,165,835	1,212,920	(47,085)	(3.9)	3,146,558	3,480,546	(333,988)	(9.6)
Expenses
Personnel costs	345,751	350,921	(5,170)	(1.5)	973,249	1,007,810	(34,561)	(3.4)
Premiums retained by agents	395,324	440,453	(45,129)	(10.2)	1,070,260	1,224,020	(153,760)	(12.6)
Other operating expenses	202,362	204,731	(2,369)	(1.2)	569,494	609,575	(40,081)	(6.6)
Provision for policy losses and other claims	65,073	60,480	4,593	7.6	188,378	287,374	(98,996)	(34.4)
Depreciation and amortization	21,879	16,495	5,384	32.6	57,416	49,238	8,178	16.6
Premium taxes	13,730	14,157	(427)	(3.0)	37,332	38,329	(997)	(2.6)
Interest	716	711	5	0.7	1,955	1,920	35	1.8
	1,044,835	1,087,948	(43,113)	(4.0)	2,898,084	3,218,266	(320,182)	(9.9)
Income before income taxes	$121,000	$124,972	$(3,972)	(3.2)%	$248,474	$262,280	$(13,806)	(5.3)%
Margins	10.4%	10.3%	0.1%	1.0%	7.9%	7.5%	0.4%	5.3%

Direct premiums and escrow fees were $473.4 million and $1.3 billion for the three and nine months ended September 30, 2014, respectively, decreases of $14.4 million, or 2.9%, and $133.5 million, or 9.5%, when compared with the respective periods of the prior year. These decreases were primarily due to a decrease in the number of domestic title orders closed by the Company’s direct operations, partially offset by an increase in domestic average revenues per order closed.  The average revenues per order closed were $1,926 and $1,833 for the three and nine months ended September 30, 2014, respectively, increases of 20.2% and 28.7% when compared with $1,602 and $1,424 for the respective periods of the prior year. The increases in average revenues per order closed were primarily attributable to an increase in the mix of direct revenues generated from higher premium residential purchase and commercial transactions and higher real estate values.  The Company’s direct title operations closed 217,400 and 611,700 title orders during the three and nine months ended September 30, 2014, respectively, decreases of 20.5% and 31.0% when compared with 273,400 and 886,100 title orders closed during the respective periods of the prior year, which was generally consistent with residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums were $496.9 million and $1.3 billion for the three and nine months ended September 30, 2014, respectively, decreases of $52.2 million, or 9.5%, and $189.2 million, or 12.4%, when compared with the respective periods of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, third quarter agent premiums typically reflect second quarter mortgage origination activity. The decrease in agent premiums quarter over quarter was consistent with the 13.4% decrease in the Company’s direct premiums and escrow fees in the second quarter of 2014 as compared with the second quarter of 2013. The Company continuously analyzes the terms and profitability of its title agency relationships and, where it deems it necessary, amends agent agreements to the extent possible.

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

Information and other revenues were $160.6 million and $463.0 million for the three and nine months ended September 30, 2014, respectively, an increase of $1.3 million, or 0.8%, and a decrease of $19.2 million, or 4.0%, when compared with the respective periods of the prior year. Excluding the $17.4 million and $39.4 million impact of new acquisitions for the three and nine months ended September 30, 2014, respectively, information and other revenues for the three and nine months ended September 30, 2014 decreased $16.1 million, or 10.1%, and $58.6 million, or 12.2%, respectively, when compared to the respective periods of the prior year.  The decreases in information and other revenues, adjusted for the impact of new acquisitions, were primarily attributable to lower demand for the Company’s default and title plant information products as a result of the decrease in domestic loss mitigation, foreclosure and mortgage origination activities in the three and nine months ended September 30, 2014 when compared with the same periods of the prior year.

Investment income totaled $22.0 million and $57.1 million for the three and nine months ended September 30, 2014, respectively, decreases of $0.2 million, or 0.8%, and $5.7 million, or 9.1%, when compared with the respective periods of the prior year.  The decreases were primarily due to lower equity in earnings related to investments accounted for using the equity method, partially offset by higher interest income from the investment portfolio.  The nine months ended September 30, 2014 was also impacted by impairment losses related to investments accounted for using the equity method.

Net realized investment gains totaled $12.8 million and $20.3 million for the three and nine months ended September 30, 2014, respectively, and losses of $5.5 million and gains of $5.6 million for the three and nine months ended September 30, 2013, respectively.  Net realized investment gains were primarily from the sales of debt and equity securities and also included $7.1 million and $2.1 million of gains on sales of real estate during the third quarter of 2014 and first quarter of 2013, respectively.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $345.8 million and $973.2 million for the three and nine months ended September 30, 2014, respectively, decreases of $5.2 million, or 1.5%, and $34.6 million, or 3.4%, when compared with the respective periods of the prior year. Excluding the $10.8 million and $26.9 million impact of new acquisitions for the three and nine months ended September 30, 2014, respectively, personnel costs for the three and nine months ended September 30, 2014 decreased $16.0 million, or 4.6%, and $61.5 million, or 6.1%, respectively, when compared with the respective periods of the prior year.  The decreases in personnel costs, adjusted for the impact of new acquisitions, for the three and nine months ended September 30, 2014 were primarily attributable to lower salary, overtime, incentive compensation and severance costs.  The lower salary costs were attributable to reduced headcount when compared to the respective periods of the prior year. The lower overtime and incentive compensation costs were due to the lower order volumes and revenues when compared to the respective periods of the prior year.  The lower severance costs were due to a lower level of employee reductions made during 2014 when compared to 2013. The nine months ended September 30, 2014 was also impacted by lower employee benefit costs primarily due to changes in the Company’s medical and dental insurance plans and lower incurred medical claims.

Agents retained $395.3 million and $1.1 billion of title premiums generated by agency operations for the three and nine months ended September 30, 2014, respectively, which compares with $440.5 million and $1.2 billion for the respective periods of the prior year. The percentage of title premiums retained by agents was 79.6% and 79.8% for the three and nine months ended September 30, 2014, respectively, compared to 80.2% and 80.0% for the respective periods of the prior year.  The lower percentage of title premiums retained by agents in 2014 when compared to 2013 was due to a favorable geographic mix of agency revenues and a large commercial deal that closed during the third quarter of 2014 with a favorable agent split.

Other operating expenses for the title insurance and services segment were $202.4 million and $569.5 million for the three and nine months ended September 30, 2014, respectively, decreases of $2.4 million, or 1.2%, and $40.1 million, or 6.6%, when compared with the same periods of the prior year. Excluding the $8.5 million and $19.6 million impact of new acquisitions for the three and nine months ended September 30, 2014, respectively, other operating expenses for the three and nine months ended September 30, 2014 decreased $10.9 million, or 5.3%, and $59.7 million, or 9.8%, respectively, when compared with the respective periods of the prior year.  The decreases in other operating expenses, adjusted for the impact of new acquisitions, were primarily attributable to lower production related expenses and temporary labor costs driven by lower order volumes.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 6.7% and 7.2% for the three and nine months ended September 30, 2014, respectively, compared to 5.8% and 9.8% in the respective periods of the prior year.

The current quarter rate of 6.7% reflects the ultimate loss rate of 6.0% for the current policy year and a $6.8 million net increase in the loss reserve estimates for prior policy years.  The rate for the nine months ended September 30, 2014 of 7.2% includes the impact of a large commercial claim from policy year 2007, net of anticipated recoveries.

The third quarter of 2013 rate of 5.8% reflected the ultimate loss rate for the 2013 policy year with no reserve adjustment for prior policy years. The rate for the nine months ended September 30, 2013 of 9.8% included an $89.0 million net increase in the loss reserve estimates for prior policy years. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during the second quarter of 2013, primarily from domestic lenders policies and, to a lesser extent, the Company’s guaranteed valuation product offered in Canada.  The reserve strengthening associated with domestic lenders policies was $58.7 million and was primarily attributable to policy years 2004 through 2008.  During the second quarter of 2013, claims on domestic lenders policies significantly exceeded the Company’s expectations and management expected this level of elevated claims experience to continue through 2013 and for a period thereafter.  The reserve strengthening associated with the guaranteed valuation product offered in Canada was $12.9 million and was primarily attributable to claims frequency exceeding the Company’s expectations during the second quarter of 2013. Given management’s revised outlook, a reserve strengthening was recorded to reflect increases to ultimate losses for prior policy years.

Depreciation and amortization expense was $21.9 million and $57.4 million for the three and nine months ended September 30, 2014, respectively, increases of $5.4 million, or 32.6%, and $8.2 million, or 16.6%, when compared with the respective periods of the prior year.  The increases were primarily attributable to the depreciation and amortization expense associated with developed technology and other intangible assets recorded in connection with new acquisitions completed during the first quarter of 2014.

Premium taxes were $13.7 million and $37.3 million for the three and nine months ended September 30, 2014 respectively, decreases of $0.4 million, or 3.0%, and $1.0 million, or 2.6%, respectively, compared to $14.2 million and $38.3 million for the respective periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for the three and nine months ended September 30, 2014 and 1.4% and 1.3% for the respective periods in 2013.

In general, the title insurance business is a lower profit margin business when compared to the Company’s specialty insurance segment. The lower profit margins reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margins for the three and nine months ended September 30, 2014 were 10.4% and 7.9%, respectively, compared with 10.3% and 7.5% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues
Direct premiums	$90,953	$85,316	$5,637	6.6%	$263,220	$244,470	$18,750	7.7%
Information and other	596	437	159	36.4	1,553	1,251	302	24.1
Investment income	1,734	1,829	(95)	(5.2)	5,305	5,295	10	0.2
Net realized investment gains (losses)	1,571	(1,456)	3,027	207.9	3,101	644	2,457	381.5
	94,854	86,126	8,728	10.1	273,179	251,660	21,519	8.6
Expenses
Personnel costs	16,419	14,547	1,872	12.9	47,420	43,783	3,637	8.3
Other operating expenses	10,778	10,228	550	5.4	32,606	30,306	2,300	7.6
Provision for policy losses and other claims	54,317	54,472	(155)	(0.3)	149,361	142,370	6,991	4.9
Depreciation and amortization	1,210	1,239	(29)	(2.3)	3,787	3,627	160	4.4
Premium taxes	1,697	1,614	83	5.1	4,639	4,354	285	6.5
	84,421	82,100	2,321	2.8	237,813	224,440	13,373	6.0
Income before income taxes	$10,433	$4,026	$6,407	159.1%	$35,366	$27,220	$8,146	29.9%
Margins	11.0%	4.7%	6.3%	134.0%	12.9%	10.8%	2.1%	19.4%

Direct premiums were $91.0 million and $263.2 million for the three and nine months ended September 30, 2014, respectively, increases of $5.6 million, or 6.6%, and $18.8 million, or 7.7%, when compared with the respective periods of the prior year. The increases were driven by higher premiums earned in the home warranty business and, to a lesser extent, higher premiums earned in the property and casualty business. The increases in the home warranty business were primarily associated with its renewal channel.

Net realized investment gains totaled $1.6 million and $3.1 million for the three and nine months ended September 30, 2014, respectively, and losses of $1.5 million and gains of $0.6 million for the three and nine months ended September 30, 2013, respectively, and were from the sales of debt and equity securities.

Personnel costs and other operating expenses were $27.2 million and $80.0 million for the three and nine months ended September 30, 2014, respectively, increases of $2.4 million, or 9.8%, and $5.9 million, or 8.0%, when compared with the respective periods of the prior year. The increases were primarily attributable to higher production related expenses, higher salary expense due to increased headcount, higher severance costs and increased amortization of deferred acquisition costs.  Production expense and headcount increased due to the increased volume in the home warranty and property and casualty businesses.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 59.0% and 55.3% for the three and nine months ended September 30, 2014, respectively, compared with 65.7% and 59.6% for the respective periods of the prior year.  The decreases in the claims rate for the three and nine months ended September 30, 2014 were primarily attributable to lower severity and a lower frequency of claims due to milder weather conditions during the second and third quarters of 2014 when compared to the same periods of the prior year.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 61.2% and 59.6% for the three and nine months ended September 30, 2014, respectively, compared with 60.2% and 55.6% for the respective periods of the prior year. The increases in the claims rate for the three and nine months ended September 30, 2014 were primarily attributable to higher claims severity and frequency when compared to the same periods of the prior year.  The nine months ended September 30, 2014 was impacted by the severe winter weather experienced in the first quarter and the California wildfires that occurred during the second quarter.

Premium taxes were $1.7 million and $4.6 million for the three and nine months ended September 30, 2014, respectively, compared with $1.6 million and $4.4 million for the respective periods of the prior year. Premium taxes as a percentage of specialty insurance segment premiums were 1.9% for the three months ended September 30, 2014 and 2013, and 1.8% for the nine months ended September 30, 2014 and 2013.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pre-tax margins for the three and nine months ended September 30, 2014 were 11.0% and 12.9%, respectively, compared with 4.7% and 10.8% in the respective periods of the prior year.

Corporate

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues
Investment (losses) income	$(571)	$2,674	$(3,245)	(121.4)%	$3,016	$5,656	$(2,640)	(46.7)%
Net realized investment gains	—	—	—	—	911	586	325	55.5
	(571)	2,674	(3,245)	(121.4)	3,927	6,242	(2,315)	(37.1)
Expenses
Personnel costs	3,134	12,404	(9,270)	(74.7)	25,286	35,546	(10,260)	(28.9)
Other operating expenses	6,401	7,348	(947)	(12.9)	19,943	20,574	(631)	(3.1)
Depreciation and amortization	1,038	820	218	26.6	2,676	2,276	400	17.6
Interest	4,337	4,055	282	7.0	12,199	11,485	714	6.2
	$14,910	$24,627	$(9,717)	(39.5)%	$60,104	$69,881	$(9,777)	(14.0)%
Loss before income taxes	$(15,481)	$(21,953)	$6,472	29.5%	$(56,177)	$(63,639)	$7,462	11.7%

Investment income totaled losses of $0.6 million and income of $3.0 million for the three and nine months ended September 30, 2014, respectively, compared with income of $2.7 million and $5.7 million for the respective periods of the prior year. The decreases in investment income were primarily attributable to lower earnings on investments associated with the Company’s deferred compensation plan.

Corporate personnel costs and other operating expenses were $9.5 million and $45.2 million for the three and nine months ended September 30, 2014, respectively, compared with $19.8 million and $56.1 million for the respective periods of the prior year. The decreases for the three and nine months ended September 30, 2014 were primarily attributable to decreased costs associated with the Company’s defined benefit pension and deferred compensation plans.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the condensed consolidated financial statements. The Company’s inter-segment eliminations were not material for the three and nine months ended September 30, 2014 and 2013.

INCOME TAXES

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 30.2% and 32.6% for the three and nine months ended September 30, 2014, respectively, compared with 40.1% for the respective periods of the prior year. The differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits and changes in the liability related to tax positions reported on the Company’s tax returns. In addition, the current year rates reflect non-recurring tax benefits resulting from adjustments to the Company’s state and non-U.S. tax accounts.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and nine months ended September 30, 2014 was $80.9 million and $153.5 million, respectively, compared with $64.1 million and $135.3 million for the respective periods of the prior year. Net income attributable to the Company for the three and nine months ended September 30, 2014 was $80.7 million, or $0.74 per diluted share, and $153.0 million, or $1.41 per diluted share, respectively, compared with $63.9 million, or $0.59 per diluted share, and $134.7 million, or $1.23 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities amounted to $166.2 million and $245.8 million for the nine months ended September 30, 2014 and 2013, respectively, after claim payments, net of recoveries, of $353.0 million and $348.1 million, respectively. The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2014 were purchases of debt and equity securities, business acquisitions, repayment of debt, capital expenditures and dividends to common stockholders. The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2013 were purchases of debt and equity securities, repayment of debt, purchase of Company shares, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2014 and 2013 were proceeds from the sales and maturities of debt and equity securities, proceeds from the issuance of debt and increases in the deposit balances at the Company’s banking operations. The net effect of all activities on total cash and cash equivalents were increases of $369.0 million and $196.8 million for the nine months ended September 30, 2014 and 2013, respectively.

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

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.9 million remained as of September 30, 2014. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the three and nine months ended September 30, 2014 and as of September 30, 2014, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.1 million.

The Company completed acquisitions for an aggregate purchase price of $162.1 million during the first nine months of 2014, and in March 2014 borrowed $150.0 million under its credit facility, which is discussed below, to partially fund these acquisitions.

Holding Company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other potential factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of September 30, 2014, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries for the remainder of 2014, without prior approval from applicable regulators, was $242.3 million. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

The Company’s principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), which was previously domiciled in the state of California, redomesticated to Nebraska effective July 1, 2014.  While the redomestication will impact FATICO’s total statutory capital and surplus, statutory net income and the maximum amount of dividends FATICO can pay to the holding company due to differences in prescribed accounting practices and other regulations between the two states, the Company does not expect these differences to be material to the liquidity or capital resources of the holding company.

As of September 30, 2014, the holding company’s sources of liquidity included $193.0 million of cash and cash equivalents and $550.0 million available on the Company’s $700.0 million revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of September 30, 2014, the Company was in compliance with the financial covenants under the credit agreement.

In March 2014, the Company borrowed $150.0 million under its credit facility to partially fund acquisitions during the first quarter of 2014, and at September 30, 2014 outstanding borrowings under the facility totaled $150.0 million at an interest rate of 1.91%. See Note 17 – Business Combinations to the condensed consolidated financial statements for further discussion of the Company’s acquisitions.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used periodically as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During the nine months ended September 30, 2014, the Company did not enter into any financing transactions under these agreements and as of September 30, 2014, no amounts were outstanding.

Notes and contracts payable as a percentage of total capitalization was 14.9% and 11.2% at September 30, 2014 and December 31, 2013, respectively. The increase primarily reflects the Company’s borrowings under the credit facility during 2014.

Investment Portfolio. The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of September 30, 2014, 89% of the Company’s investment portfolio consisted of fixed income securities, of which 64% were United States government-backed or rated AAA and 97% were rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on S&P and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

The table below outlines the composition of the investment portfolio in an unrealized loss position, by credit rating, (percentages are based on the amortized cost basis of the investments) as of September 30, 2014:

Investment	A‑ Ratings or Higher	BBB+ to BBB- Ratings	Non‑Investment Grade/Not Rated
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	97.7%	2.3%	0.0%
Foreign bonds	89.1%	8.0%	2.9%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed securities	0.0%	0.0%	100.0%
Corporate debt securities	54.4%	32.0%	13.6%
Preferred stock	28.8%	39.3%	31.9%
	88.6%	7.5%	3.9%

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements. The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $6.5 billion and $4.7 billion at September 30, 2014 and December 31, 2013, respectively, of which $2.1 billion and $1.6 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are included in the accompanying condensed consolidated balance sheets in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.0 billion at September 30, 2014 and December 31, 2013. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions and, as a result, the Company has ongoing programs for realizing economic benefits, including investment programs, borrowing agreements, and vendor services arrangements with various financial institutions. The effects of these programs are included in the condensed consolidated financial statements as income or a reduction in expense, as appropriate, based on the nature of the arrangement and benefit received.

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the

Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.2 billion and $1.4 billion at September 30, 2014 and December 31, 2013, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

At September 30, 2014 and December 31, 2013, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $13.4 million and $14.7 million, respectively. The guarantee arrangements relate to promissory notes and other contracts and contingently require the Company to make payments to the guaranteed party upon the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential amount of future payments under these guarantees totaled $13.4 million at September 30, 2014 and $14.7 million at December 31, 2013, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its condensed consolidated balance sheets related to these guarantees at September 30, 2014 and December 31, 2013.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of September 30, 2014, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•

overcharged or improperly charged fees for products and services, denied home warranty claims, and gave items of value to developers, builders and others as inducements to refer business in violation of certain other laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including

•	Bushman v. First American Title Insurance Company, et al., filed on November 21, 2013 and pending in the Circuit Court of the State of Michigan, County of Washtenaw,
•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,
•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Snyder v. First American Financial Corporation, et al., filed on June 21, 2014 and pending in the United States District Court for the District of Colorado,
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	In re First American Home Buyers Protection Corporation, consolidated on October 9, 2014 and pending in the United States District Court for the Southern District of California.

All of these lawsuits, except Kaufman and Kirk, are putative class actions for which a class has not been certified. In Kaufman a class was certified but that certification was subsequently vacated. A trial of the Kirk matter has concluded, plaintiff has filed a notice of appeal and the Company filed a cross appeal. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is immaterial to the condensed consolidated financial statements as a whole.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of September 30, 2014 are $1.0 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

7. The breadth of the Consumer Financial Protection Bureau’s rulemaking and supervisory powers may increase our costs and require changes in our business

The Consumer Financial Protection Bureau (“CFPB”) has broad authority to regulate, among other areas, the mortgage and real estate markets, including our domestic subsidiaries that operate in the settlement services businesses, in matters pertaining to consumers. This authority includes the enforcement of federal consumer financial laws, including the Real Estate Settlement Procedures Act. The manner in which the CFPB will utilize its rulemaking and supervisory powers is not fully known. In addition to other activities, the CFPB has proposed and implemented regulations related to the simplification of mortgage disclosures and the required delivery of documentation to consumers in connection with the closing of federally regulated mortgage loans. In 2013, the CFPB issued a number of new integrated disclosure rules that require implementation by August 1, 2015. Extensive efforts are required to implement these regulations, and may be required to implement future regulations issued by the CFPB. Regulations issued by the CFPB, or the manner in which it interprets and enforces existing consumer protection laws, also could impact the way in which we conduct our business, require alteration to existing systems, products and services and otherwise increase our expenses or reduce our revenues.  Accordingly, the impact of the CFPB on our business is uncertain.

8. Regulation of title insurance rates could adversely affect the Company’s results of operations

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

9. Reform of government-sponsored enterprises could negatively impact the Company

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

11. Changes in the Company’s relationships with large mortgage lenders or government–sponsored enterprises could adversely affect the Company

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

14. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend upon, among other factors, the future performance of assets held in trust for the plan and interest rates. The pension plan was underfunded as of September 30, 2014 by $39.4 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings, expenses and interest rates require adjustment. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

15. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $106.0 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

18. Systems interruptions and intrusions, wire transfer errors and unauthorized data disclosures may impair the delivery of the Company’s products and services, harm the Company’s reputation, result in material claims for damages or otherwise adversely affect the Company

Systems interruptions and intrusions may impair the delivery of the Company’s products and services, resulting in a loss of customers and a corresponding loss in revenue. The Company’s businesses depend heavily upon computer systems located in data centers, which are maintained and managed by a third party. Certain events beyond the Company’s control, including natural disasters, telecommunications failures and intrusions into the Company’s systems by third parties could temporarily or permanently interrupt the delivery of products and services. These interruptions also may interfere with suppliers’ ability to provide necessary data and employees’ ability to attend work and perform their responsibilities. The Company also relies on its systems, employees and domestic and international banks to transfer funds. These transfers are susceptible to user input error, fraud, system interruptions or intrusions, incorrect processing and similar errors that could result in lost funds that may be significant. As part of its business, the Company maintains non-public personal information on consumers. There can be no assurance that unauthorized disclosure will not occur either through system intrusions or the actions of third parties or employees. Unauthorized disclosures could adversely affect the Company’s reputation and expose it to material claims for damages.

19. The Company may not be able to realize the benefits of its offshore strategy

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

20. Acquisitions may have an adverse effect on our business

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

21. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of September 30, 2014, under such regulations, the maximum amount of dividends, loans and advances available for the remainder of 2014 from these insurance subsidiaries, without prior approval from applicable regulators, was $242.3 million.

22. Certain provisions of the Company’s bylaws and certificate of incorporation may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that the Company’s stockholders might consider favorable

The Company’s bylaws and certificate of incorporation contain provisions that could be considered “anti-takeover” provisions because they make it harder for a third-party to acquire the Company without the consent of the Company’s incumbent board of directors. Under these provisions:

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

Date: October 23, 2014

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