Form 10-K
period 2014-12-31
First American Financial Corp
filed 2015-02-23
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was $2,921,903,015.

On February 18, 2015, there were 107,781,233 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2015 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE COMPANY’S PURSUIT OF GROWTH OPPORTUNITIES IN ITS CORE BUSINESS AND THE BUILDING, EXPANSION AND MANAGEMENT OF ITS RELATED BUSINESSES, INCLUDING THROUGH ACQUISITIONS;
•	THE MAKING OF INVESTMENTS DESIGNED TO IMPROVE THE CUSTOMER EXPERIENCE;
•	THE EFFECT OF A DECREASE IN PRODUCTS OR SERVICES PURCHASED BY OR FOR THE BENEFIT OF THE COMPANY’S MOST SIGNIFICANT CUSTOMERS;
•	FUTURE ACTIONS TO BE TAKEN IN CONNECTION WITH THE COMPANY’S REVIEW OF ITS AGENCY RELATIONSHIPS;
•	THE COMPANY’S CONTINUED PRACTICE OF ASSUMING AND CEDING LARGE TITLE INSURANCE RISKS THROUGH REINSURANCE;
•	CONTINUED PRICE AND AGENCY SPLIT ADJUSTMENTS;
•	THE EFFECTS OF THE CONSUMER FINANCIAL PROTECTION BUREAU’S INTEGRATED DISCLOSURE RULES;
•	THE LIKELIHOOD OF CHANGES IN EXPECTED ULTIMATE LOSSES AND CORRESPONDING LOSS RATES AND RELATED ASSUMPTIONS;
•	ANTICIPATED RECOVERIES IN CONNECTION WITH LARGE COMMERCIAL CLAIMS;
•	THE LIKELIHOOD AND EFFECTS OF CYBER ATTACKS AND SIMILAR INCIDENTS;
•	THE EFFECT OF LAWSUITS, REGULATORY AUDITS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;
•	FUTURE PAYMENT OF DIVIDENDS;
•	THE HOLDING OF AND EXPECTED CASH FLOW FROM DEBT SECURITIES AND ASSUMPTIONS RELATING THERETO;
•	POTENTIAL FUTURE IMPAIRMENT CHARGES AND RELATED ASSUMPTIONS;
•	THE EFFECT OF PENDING ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;
•	AN IMPROVING ECONOMY AND STRONGER HOUSING MARKET, INCLUDING MODEST GROWTH IN THE HOME PURCHASE MARKET WITH SOME IMPROVEMENT IN TRANSACTION LEVELS AND PRICES, BUT AN UNCERTAIN REFINANCE MARKET;
•	CONTINUED STRENGTH IN THE COMMERCIAL MARKET, BUT WITH DECLINING GROWTH RATES;
•	EXPENSE MANAGEMENT EFFORTS, INCLUDING THE COMPANY’S CONTINUED MONITORING OF ORDER VOLUMES AND RELATED STAFFING LEVELS, AND ADJUSTMENTS TO STAFFING LEVELS AS NECESSARY;
•	EXPECTED FORECLOSURES AND FORECLOSURE PROCESSING ACTIVITY;
•	UNCERTAINTY AND VOLATILITY IN THE CURRENT ECONOMIC ENVIRONMENT AND ITS EFFECT ON TITLE CLAIMS;
•	THE VARIANCE BETWEEN ACTUAL CLAIMS EXPERIENCE AND PROJECTIONS AND FUTURE RESERVE ADJUSTMENTS BASED ON UPDATED ESTIMATES OF FUTURE CLAIMS;
•	IMPROVEMENT OF SPECIALTY INSURANCE PROFIT MARGINS AS REVENUES INCREASE;
•	PROJECTED INTEREST AND BENEFIT PLAN EXPENSES;
•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS;

•	THE INTENDED USE OF PROCEEDS FROM THE COMPANY’S ISSUANCE OF SENIOR SECURED NOTES;
•	THE TIMING OF CLAIM, PENSION AND SUPPLEMENTAL BENEFIT PLAN PAYMENTS;
•	ASSUMPTIONS REGARDING THE LEVEL OF THE COMPANY’S INTEREST RATE RISK, EQUITY PRICE RISK, FOREIGN CURRENCY RISK AND CREDIT RISK;
•	THE UNITED STATES GOVERNMENT’S COMMITMENT TO ENSURING THAT FANNIE MAE AND FREDDIE MAC HAVE SUFFICIENT CAPITAL TO PERFORM UNDER GUARANTEES ISSUED AND TO MEET THEIR DEBT OBLIGATIONS;
•	ASSUMPTIONS UNDERLYING GOODWILL VALUATIONS;
•

THE REALIZATION OF TAX BENEFITS ASSOCIATED WITH CERTAIN LOSSES, TAX PROVISIONS IN CONNECTION WITH THE EARNINGS OF FOREIGN SUBSIDIARIES AND THE ADEQUACY OF TAX AND RELATED INTEREST ESTIMATES IN CONNECTION WITH EXAMINATIONS BY TAX AUTHORITIES;

•	CANADIAN EXCISE TAXES FOR SERVICES PROVIDED TO LENDERS;
•	NET ACTUARIAL LOSS AND PRIOR SERVICE CREDIT RELATING TO PENSION PLANS;
•	EXPECTED BENEFIT AND PENSION PLAN CONTRIBUTIONS, PAYMENTS AND INVESTMENT STRATEGY AND ASSET AND LIABILITY ASSUMPTIONS;
•	COMPENSATION COST RECOGNITION ASSOCIATED WITH UNVESTED RESTRICTED STOCK UNITS AND STOCK OPTIONS; AND
•	EXPECTED BENEFITS OF THE FORUM SELECTION BYLAW AMENDMENT,

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	CHANGES IN APPLICABLE GOVERNMENT REGULATIONS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	THE CONSUMER FINANCIAL PROTECTION BUREAU’S EXERCISE OF ITS BROAD RULEMAKING AND SUPERVISORY POWERS;
•	COMPLIANCE WITH THE CONSUMER FINANCIAL PROTECTION BUREAU’S INTEGRATED DISCLOSURE RULES;
•	REGULATION OF TITLE INSURANCE RATES;
•	REFORM OF GOVERNMENT-SPONSORED MORTGAGE ENTERPRISES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;

•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;
•	EXPENSES OF AND FUNDING OBLIGATIONS TO THE PENSION PLAN;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MITIGATION EFFORTS;
•	SYSTEMS DAMAGE, FAILURES, INTERRUPTIONS AND INTRUSIONS, WIRE TRANSFER ERRORS OR UNAUTHORIZED DATA DISCLOSURES;
•	INABILITY TO REALIZE THE BENEFITS OF THE COMPANY’S OFFSHORE STRATEGY;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS;
•	INABILITY TO REALIZE THE BENEFITS OF, AND CHALLENGES ARISING FROM, THE COMPANY’S ACQUISITION STRATEGY; AND
•	OTHER FACTORS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K.

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

The Company has its executive offices at 1 First American Way, Santa Ana, California 92707-5913. The Company’s telephone number is (714) 250-3000.

General

The Company, through its subsidiaries, is engaged in the business of providing financial services through its title insurance and services segment and its specialty insurance segment. The title insurance and services segment provides title insurance, closing and/or escrow services and similar or related services domestically and internationally in connection with residential and commercial real estate transactions. It also provides products, services and solutions involving the use of real property related data, including data derived from its proprietary database, which are designed to mitigate risk or otherwise facilitate real estate transactions. It maintains, manages and provides access to title plant records and images and, in addition, provides banking, trust and investment advisory services. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. In addition, our corporate function consists of certain financing facilities as well as the corporate services that support our business operations. Financial information regarding these business segments and the corporate function is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

The substantial majority of our business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal. In the current market environment, we are focused on growing our core title insurance and closing services business, building and expanding our data assets to strengthen our core business and offer additional solutions for our customers, and managing complementary businesses in ways that support our core business. We are also focused on continued improvement of our customers’ experiences with our products, services and solutions, and we remain committed to efficiently managing our business to market conditions throughout business cycles.

Title Insurance and Services Segment

Our title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions involving the use of real property related data designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant records and images; and provides banking, trust and investment advisory services. In 2014, 2013, and 2012 the Company derived 92.0%, 92.9% and 92.5% of its consolidated revenues, respectively, from this segment.

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

The beneficiaries of title insurance policies usually are real estate buyers and mortgage lenders. A title insurance policy indemnifies the named insured and certain successors in interest against title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions. The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price of the property. In some cases the policy might provide insurance in a greater amount, such as where the buyer anticipates constructing improvements on the property. The potential for claims under a title insurance policy issued to a mortgage lender generally ceases upon repayment of the mortgage loan. The potential for claims under a title insurance policy issued to a buyer generally ceases upon the sale or transfer of the insured property.

Before issuing title policies, title insurers typically seek to limit their risk of loss by accurately performing title searches and examinations. The majority of the expenses of a title company typically relate to such searches and examinations, the curing of title defects identified by such searches and examinations, the preparation of preliminary reports or commitments and the maintenance of title plants, as well as related sales and administrative expenses, and not from claim losses as in the case of property and casualty insurers.

The Closing Process.    Title insurance is essential to the real estate closing process in most transactions involving real property mortgage lenders. In a typical residential real estate sale transaction where title insurance is issued, a real estate broker, lawyer, developer, lender, closer or other participant involved in the transaction orders the title insurance on behalf of an insured. Once the order has been placed, a title insurance company or an agent typically conducts a title search to determine the current status of the title to the property. When the search is complete, the title insurer or agent prepares, issues and circulates a commitment or preliminary report to the parties to the transaction. The commitment or preliminary report identifies the conditions, exceptions and/or limitations that the title insurer intends to attach to the policy and identifies items appearing on the title that must be eliminated prior to closing.

The closing or settlement function, sometimes called an escrow in the western United States, is, depending on the local custom in the region, performed by a lawyer, an escrow company or a title insurance company or agent, generally referred to as a “closer.” Once documentation has been prepared and signed, and any required mortgage lender payoff demands are obtained, the transaction closes. The closer typically records the appropriate title documents and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued, typically insuring the priority of the mortgage of the real property mortgage lender in the amount of its mortgage loan and the buyer in the amount of the purchase price. The time between the opening of the title order and the issuance of the title policy is usually between 30 and 90 days. Before a closing takes place, however, the closer typically requests that the title insurer or agent provide an update to the commitment to discover any adverse matters affecting title and, if any are found, works with the seller to eliminate them so that the title insurer or agent issues the title policy subject only to those exceptions to coverage which are acceptable to the title insurer, the buyer and the buyer’s lender.

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

Customers, Sales and Marketing.  The mortgage markets in the United States and Canada are concentrated. We believe that two institutions, Wells Fargo & Company and JPMorgan Chase & Co., together with their affiliates, originate or are involved in approximately 25% of the mortgages in the United States. Each of these institutions purchases title insurance policies and other products and services from us. These institutions also benefit from products and services which are purchased for their benefit by others, such as title insurance policies purchased by borrowers as a condition to the making of a loan. The refusal of one or more of these or other significant lending institutions to purchase products and services from us or to accept our products and services that are to be purchased for their benefit could have a material adverse effect on the title insurance and services segment.

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

International Operations.  We provide products and services in numerous countries outside of the United States, and our international operations accounted for approximately 7.6% of our title insurance and services segment revenues in 2014. Today we have direct operations and a physical presence in several countries, including Canada, the United Kingdom and Australia. Additionally, through local companies we have provided products and services in many other countries. While reliable data are not available, we believe that we have the largest market share for title insurance outside of the United States. The Company’s revenues from external customers and long-lived assets are broken down between domestic and foreign operations in Note 22 Segment Financial Information to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

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

Reserves for Claims and Losses.    We provide for losses associated with title insurance policies, closing protection letters and other risk based products based upon our historical experience and other factors by a charge to expense when the related premium revenue is recognized. The resulting reserve for incurred but not reported claims, together with the reserve for known claims, reflects management’s best estimate of the total costs required to settle all claims reported to us and claims incurred but not reported, and are considered to be adequate for such purpose. Each period the reasonableness of the estimated reserves is assessed; if the estimate requires adjustment, such an adjustment is recorded.

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

We also serve as a coinsurer in connection with certain commercial transactions. In a coinsurance scenario, two or more insurers are selected by the insured and typically issue separate policies with respect to the subject property, with each coinsurer liable to the extent provided in the policy that it issues.

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

Trust and Investment Advisory Services.  Our federal savings bank subsidiary offers trust and investment advisory services, deposit services and asset management services.  As of December 31, 2014 this company administered fiduciary and custodial assets having a market value in excess of $3.0 billion which includes managed assets of $1.2 billion, had assets of $2.6 billion, deposits of $2.4 billion and stockholder’s equity of $224.8 million.

Lending and Deposit Products.  During the third quarter of 2011, we began the multi-year process of winding down the operations of our industrial bank, First Security Business Bank.  In 2014, we completed this process by selling the bank’s outstanding loan portfolio, transferring its deposit liabilities to a third-party bank and surrendering its charter.

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

Home Warranties.  Our home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period. Coverage is typically for one year and is renewable annually at the option of the contract holder and upon our approval. Coverage and pricing typically vary by geographic region. Fees for the warranties generally are paid at the closing of the home purchase or directly by the consumer. Renewal premiums may be paid by a number of different options. In addition, under the contract, the holder is responsible for a service fee for each trade call. First year warranties primarily are marketed through real estate brokers and agents, and we also market directly to consumers. We generally sell renewals directly to consumers. Our home warranty business currently operates in 39 states and the District of Columbia.

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

Our domestic subsidiaries that operate in the title insurance industry or the property and casualty insurance industry are subject to regulation by state insurance regulators. Each of our underwriters, or insurers, is regulated primarily by the insurance department or equivalent governmental body within the jurisdiction of its organization, which oversees compliance with the laws and regulations pertaining to such insurer. For example, our primary title insurance underwriter is a Nebraska corporation and, accordingly, is primarily regulated by the Nebraska Department of Insurance. Insurance regulations pertaining to insurers typically place limits on, among other matters, the ability of the insurer to pay dividends to its parent company or to enter into transactions with affiliates. They also may require approval of the insurance commissioner prior to a third party directly or indirectly acquiring “control” of the insurer.

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

In addition to state-level regulation, our domestic subsidiaries that operate in the insurance business, as well as our home warranty subsidiaries and certain other subsidiaries, are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The CFPB has broad authority to regulate, among other areas, the mortgage and real estate markets, including our domestic subsidiaries that operate in the settlement services businesses, in matters pertaining to consumers. This authority includes the enforcement of federal consumer financial laws, including the Real Estate Settlement Procedures Act. The manner in which the CFPB will utilize its rulemaking and supervisory powers is not fully known. In addition to other activities, the CFPB has proposed and implemented regulations related to the simplification of mortgage disclosures and the required delivery of documentation to consumers in connection with the closing of federally-regulated mortgage loans. Extensive efforts have been required to implement these and other CFPB regulations, and may be required to implement future regulations. Regulations issued by the CFPB, or the manner in which it interprets and enforces existing consumer protection laws, also could impact the way in which we conduct our business, require alteration to existing systems, products and services and otherwise increase our expenses or reduce our revenues.  Accordingly, the impact of the CFPB on our business is uncertain.

In addition, our home warranty and settlement services businesses are subject to regulation in some states by insurance authorities or other applicable regulatory entities. Our federal savings bank is regulated by the Office of the Comptroller of the Currency, with the Federal Reserve Board supervising its parent holding company, and is subject to regulation by the Federal Deposit Insurance Corporation.

Investment Policies

The Company’s investment portfolio activities such as policy setting, compliance reporting, portfolio reviews, and strategy are overseen by an investment committee made up of certain senior executives. Additionally, certain of the Company’s regulated subsidiaries, including title insurance underwriters, property and casualty insurance companies and our federal savings bank, have established and maintain investment committees to oversee their own investment portfolios. The Company’s investment policies are designed to comply with regulatory requirements and to align the investment portfolio asset allocation with strategic objectives. For example, our federal savings bank is required to maintain at least 65% of its asset portfolio in loans or securities that are secured by real estate. Our federal savings bank currently does not make real estate loans, and therefore fulfills this regulatory requirement through investments in mortgage-backed securities. In addition, applicable law imposes certain restrictions upon the types and amounts of investments that may be made by our regulated insurance subsidiaries.

The Company’s investment policies further provide that investments are to be managed to maximize long-term returns consistent with liquidity, regulatory and risk objectives, and that investments should not expose the Company to excessive levels of market, credit, liquidity, and interest rate risks.

As of December 31, 2014, our debt and equity securities portfolio consisted of approximately 90% of fixed income securities. As of that date, approximately 66% of our fixed income investments were held in securities that are United States government-backed or rated AAA, and approximately 97% of the fixed income portfolio were rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on Standard & Poor’s Ratings Services and Moody’s Investor Services, Inc. published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

In addition to our debt and equity investment securities portfolio, we maintain certain money-market and other short-term investments. We also hold strategic equity investments in companies engaged in our businesses or similar or related businesses.

Employees

As of December 31, 2014, the Company employed 17,103 people on either a part-time or full-time basis.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of December 31, 2014 are $1.0 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

7. The breadth of the Consumer Financial Protection Bureau’s rulemaking and supervisory powers may increase our costs and require changes in our business

The Consumer Financial Protection Bureau (“CFPB”) has broad authority to regulate, among other areas, the mortgage and real estate markets, including our domestic subsidiaries that operate in the settlement services businesses, in matters pertaining to consumers. This authority includes the enforcement of federal consumer financial laws, including the Real Estate Settlement Procedures Act. The manner in which the CFPB will utilize its rulemaking and supervisory powers is not fully known. In addition to other activities, the CFPB has proposed and implemented regulations related to the simplification of mortgage disclosures and the required delivery of documentation to consumers in connection with the closing of federally-regulated mortgage loans. Extensive efforts have been required to implement these and other CFPB regulations, and may be required to implement future regulations. Regulations issued by the CFPB, or the manner in which it interprets and enforces existing consumer protection laws, also could impact the way in which we conduct our business, require alteration to existing systems, products and services and otherwise increase our expenses or reduce our revenues.  Accordingly, the impact of the CFPB on our business is uncertain.

8. The CFPB’s integrated disclosure rules necessitate significant changes to the Company’s business processes, could lead to market disruption and may otherwise adversely affect the Company

Compliance with the CFPB’s integrated disclosure rules will require participants in the mortgage market, including the Company, to make significant changes to the manner in which they create, process, and deliver certain disclosures to consumers in connection with mortgage loan applications made on or after August 1, 2015.  Readiness for, and compliance with, these rules, requires extensive planning; changes to systems, forms and processes; as well as heightened coordination among market participants, including by settlement service providers, such as the Company and its agents, with lenders and others.  While the Company is actively preparing for compliance, the success of the implementation effort is also dependent on the efforts of other market participants.  There can be no assurance that the Company, its agents or other market participants will be successful in their implementation efforts, or that consumers or the CFPB will be satisfied with the manner in which the new rules have been implemented.  These changes also could lead to lower mortgage volumes and/or delays in mortgage processing, particularly in the early stages of implementation.  Accordingly, in addition to the significant time and expense associated with readiness and compliance with the new integrated disclosure rules, the rules may lead to market disruption, loss of business, unexpected expenses or other adverse effects.

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

11. The Company may find it difficult to acquire necessary data

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

12. Changes in the Company’s relationships with large mortgage lenders or government–sponsored enterprises could adversely affect the Company

The mortgage markets in the United States and Canada are concentrated. Due to the consolidated nature of the industry, the Company derives a significant percentage of its revenues from a relatively small base of lenders, and their borrowers, which enhances the negotiating power of these lenders with respect to the pricing and the terms on which they purchase the Company’s products and other matters. Similarly, government-sponsored enterprises, because of their significant role in the mortgage process, have significant influence over the Company and other service providers. These circumstances could adversely affect the Company’s revenues and profitability. Changes in the Company’s relationship with any of these lenders or government-sponsored enterprises, the loss of all or a portion of the business the Company derives from these parties or any refusal of these parties to accept the Company’s products and services could have a material adverse effect on the Company.

13. A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory capital and surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A3” by Moody’s Investor Services, Inc., “A” by Fitch Ratings Ltd., “A-” by Standard & Poor’s Ratings Services and “A-” by A.M. Best Company, Inc. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The Company’s principal title insurance underwriter maintained $971.3 million of total statutory capital and surplus as of December 31, 2014. Accordingly, if the ratings or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

14. The Company’s investment portfolio is subject to certain risks and could experience losses

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

15. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of decreases in interest rates or weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend upon, among other factors, the future performance of assets held in trust for the plan and interest rates. The pension plan was underfunded as of December 31, 2014 by $111.3 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings, expenses and interest rates require adjustment. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

16. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $98.7 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

17. The issuance of the Company’s title insurance policies and related activities by title agents, which operate with substantial independence from the Company, could adversely affect the Company

The Company’s title insurance subsidiaries issue a significant portion of their policies through title agents that operate with a substantial degree of independence from the Company. While these title agents are subject to certain contractual limitations that are designed to limit the Company’s risk with respect to their activities, there is no guarantee that the agents will fulfill their contractual obligations to the Company. In addition, regulators are increasingly seeking to hold the Company responsible for the actions of these title agents and, under certain circumstances, the Company may be held liable directly to third parties for actions (including defalcations) or omissions of these agents. As a result, the Company’s use of title agents could result in increased claims on the Company’s policies issued through agents and an increase in other costs and expenses.

18. The Company’s risk mitigation efforts may prove inadequate

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

19. Systems damage, failures, interruptions and intrusions, wire transfer errors and unauthorized data disclosures may disrupt the Company’s business, harm the Company’s reputation, result in material claims for damages or otherwise adversely affect the Company

The Company uses computer systems to receive, process, store and transmit business information, including highly sensitive non-public personal information as well as data from suppliers and other information upon which its business relies. It also uses these systems to manage substantial cash, investment assets, bank deposits, trust assets and escrow account balances on behalf of the Company and its customers, among other activities. Many of the Company’s products, services and solutions involving the use of real property related data are fully reliant on its systems and are only available electronically.  Accordingly, for a variety of reasons, the integrity of the Company’s computer systems and the protection of the information that resides on those systems are critically important to its successful operation.  The Company’s core computer systems are primarily located in data centers maintained and managed by a third party.

The Company’s computer systems and systems used by its agents, suppliers and customers have been subject to, and are likely to continue to be the target of, computer viruses, cyber attacks, phishing attacks and other malicious attacks. These attacks have increased in frequency and sophistication in recent years, and could expose the Company to system-related damage, failures, interruptions, and other negative events.  Further, certain other potential causes of system damage or other negative system-related events are wholly or partially beyond the Company’s control, such as natural disasters, vendor failures to satisfy service level requirements and power or telecommunications failures.  These incidents, regardless of their underlying causes, could disrupt the Company’s business and could also result in the loss or unauthorized release, gathering, monitoring or destruction of confidential, proprietary and other information pertaining to the Company, its customers, employees, agents or suppliers.

Certain laws and contracts the Company has entered into require it to notify various parties, including consumers or customers, in the event of certain actual or potential data breaches or systems failures. These notifications can result, among other things, in the loss of customers, lawsuits, adverse publicity, diversion of management’s time and energy, the attention of regulatory authorities, fines and disruptions in sales.  Further, the Company’s financial institution customers have obligations to safeguard their computer systems and sensitive information and it may be bound contractually and/or by regulation to comply with the same requirements. If the Company fails to comply with applicable regulations and contractual requirements, it could be exposed to lawsuits, governmental proceedings or the imposition of fines, among other consequences.

The Company also relies on its systems, employees and domestic and international banks to transfer funds. These transfers are susceptible to user input error, fraud, system interruptions, incorrect processing and similar errors that could result in lost funds.

Accordingly, any inability to prevent or adequately respond to the issues described above could disrupt the Company’s business, inhibit its ability to retain existing customers or attract new customers and/or result in financial losses, litigation, increased costs or other adverse consequences which could be material to the Company.

20. The Company may not be able to realize the benefits of its offshore strategy

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

21. Acquisitions may have an adverse effect on our business

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

22. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of December 31, 2014, under such regulations, the maximum amount of dividends, loans and advances available in 2015 from these insurance subsidiaries, without prior approval from applicable regulators, was $570.0 million.

23. Certain provisions of the Company’s bylaws and certificate of incorporation may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that the Company’s stockholders might consider favorable

The Company’s bylaws and certificate of incorporation contain provisions that could be considered “anti-takeover” provisions because they make it harder for a third-party to acquire the Company without the consent of the Company’s incumbent board of directors. Under these provisions:

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

We maintain our executive offices at MacArthur Place in Santa Ana, California. This office campus consists of five office buildings, a technology center and a two-story parking structure, totaling approximately 490,000 square feet. Three office buildings, totaling approximately 210,000 square feet, and the fixtures thereto and underlying land, are subject to a deed of trust and security agreement securing payment of a promissory note evidencing a loan made in October 2003, to our principal title insurance subsidiary in the original sum of $55.0 million. This loan is payable in monthly installments of principal and interest, is fully amortizing and matures November 1, 2023. The outstanding principal balance of this loan was $31.6 million as of December 31, 2014. The technology center referred to above is maintained by a third party and houses technical infrastructure belonging to a third party, in addition to the physically segregated technical infrastructure belonging to the Company.

One of our subsidiaries in the title insurance and services segment leases an aggregate of approximately 127,000 square feet of office space in three buildings of the International Technology Park in Bangalore, India pursuant to various lease agreements. All of the space is leased pursuant to agreements that expire in 2017.

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

•

overcharged or improperly charged fees for products and services, denied home warranty claims, failed to timely file certain documents, and gave items of value to developers, builders and others as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including

•	Bushman v. First American Title Insurance Company, et al., filed on November 21, 2013 and pending in the Circuit Court of the State of Michigan, County of Washtenaw,
•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,
•	DeLaurentis v. Data Tree Information Services LLC, filed on January 16, 2015 and pending in the United States District Court for the Southern District of New York,
•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Snyder v. First American Financial Corporation, et al., filed on June 21, 2014 and pending in the United States District Court for the District of Colorado,

•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	In re First American Home Buyers Protection Corporation, consolidated on October 9, 2014 and pending in the United States District Court for the Southern District of California.

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

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 18, 2015, was 2,654.

High and low stock prices and dividends declared for 2014 and 2013 are set forth in the table below.

	2014		2013
Period	High-low range	Cash dividends	High-low range	Cash dividends
Quarter Ended March 31	$24.81-28.19	$0.12	$22.78-25.82	$0.12
Quarter Ended June 30	$25.45-28.92	$0.24	$20.39-27.40	$0.12
Quarter Ended September 30	$26.82-28.67	$0.24	$20.85-24.71	$0.12
Quarter Ended December 31	$26.20-34.51	$0.24	$23.60-28.57	$0.12

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2014, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by the Company on March 16, 2011 and expanded on March 11, 2014, which program has no expiration date, the Company may repurchase up to $250.0 million of the Company’s issued and outstanding common stock. During the quarter ended December 31, 2014, the Company did not repurchase any shares under this plan. Cumulatively the Company has repurchased $67.1 million (including commissions) of its shares and has the authority to repurchase an additional $182.9 million (including commissions) under the plan.

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

The following graph compares the cumulative total stockholder return on the Company’s common stock with the corresponding cumulative total returns of the Russell 2000 Financial Services Index and a peer group index for the period from June 2, 2010, the first day the Company’s common stock traded in the regular way market on the New York Stock Exchange, through December 31, 2014. The comparison assumes an investment of $100 on June 2, 2010 and reinvestment of dividends. This historical performance is not indicative of future performance.

Comparison of Cumulative Total Return

	First American Financial Corporation (FAF) (1)	Custom Peer Group (1)(2)	Russell 2000 Financial Services Index (1)
June 2, 2010	$100	$100	$100
December 31, 2010	$104	$106	$113
December 31, 2011	$90	$116	$109
December 31, 2012	$174	$134	$132
December 31, 2013	$208	$191	$173
December 31, 2014	$258	$210	$189

(1)	As calculated by Bloomberg Financial Services, to include reinvestment of dividends.
(2)

The peer group consists of the following companies: American Financial Group, Inc.; Assurant, Inc.; Cincinnati Financial Corporation; Fidelity National Financial, Inc., together with its tracking stock; The Hanover Insurance Group, Inc.; Kemper Corporation; Mercury General Corporation; Old Republic International Corp.; White Mountains Insurance Group Ltd.; and W.R. Berkley Corporation each of which operates in a business similar to a business operated by the Company. Lender Processing Services, Inc. was removed from the peer group for all periods due to its acquisition by Fidelity National Financial, Inc. in January 2014. The compensation committee of the Company utilizes the compensation practices of these companies as benchmarks in setting the compensation of its executive officers.

Item 6.	Selected Financial Data

The selected historical consolidated financial data for First American Financial Corporation (the “Company”) as of and for the five-year period ended December 31, 2014, have been derived from the Company’s consolidated financial statements. The selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto, “Item 1—Business,” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company became a publicly traded company in connection with its spin-off from its prior parent, The First American Corporation (“TFAC”), on June 1, 2010 (the “Separation”). The Company’s historical financial statements prior to June 1, 2010 have been derived from the consolidated financial statements of TFAC and represent carve-out stand-alone combined financial statements.

First American Financial Corporation and Subsidiary Companies

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$4,677,949	$4,956,077	$4,541,821	$3,820,574	$3,906,612
Net income	$234,215	$187,064	$301,728	$78,579	$128,956
Net income attributable to noncontrolling interests	$681	$697	$687	$303	$1,127
Net income attributable to the Company	$233,534	$186,367	$301,041	$78,276	$127,829
Total assets	$7,666,100	$6,559,183	$6,077,626	$5,371,655	$5,821,612
Notes and contracts payable	$587,337	$310,285	$229,760	$299,975	$293,817
Stockholders’ equity	$2,572,917	$2,453,049	$2,348,065	$2,028,600	$1,980,017
Return on average stockholders’ equity	9.3%	7.8%	13.8%	3.9%	6.4%
Dividends on common shares	$89,939	$51,324	$37,612	$24,784	$18,553
Per share of common stock (Note A)—
Net income attributable to the Company:
Basic	$2.18	$1.74	$2.83	$0.74	$1.22
Diluted	$2.15	$1.71	$2.77	$0.73	$1.20
Stockholders’ equity	$23.93	$23.16	$21.90	$19.24	$18.96
Cash dividends declared	$0.84	$0.48	$0.36	$0.24	$0.18
Number of common shares outstanding (Note B)—
Weighted average during the year:
Basic	106,884	106,991	106,307	105,197	104,134
Diluted	108,688	109,102	108,542	106,914	106,177
End of year	107,541	105,900	107,239	105,410	104,457
Other Operating Data (unaudited):
Title orders opened (Note C)	1,156	1,385	1,635	1,249	1,469
Title orders closed (Note C)	816	1,103	1,192	913	1,079
Number of employees (Note D)	17,103	17,292	17,312	16,117	16,879

Note A—Per share information relating to net income is based on weighted-average number of shares outstanding for the years presented. Per share information relating to stockholders’ equity is based on shares outstanding at the end of each year.

Note B—Number of common shares outstanding for 2010 was computed using the number of shares of common stock outstanding immediately following the Separation, as if such shares were outstanding for the entire period prior to the Separation.

Note C—Title order volumes are those processed by the direct domestic title operations of the Company and do not include orders processed by agents.

Note D—Number of employees is based on actual employee headcount.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis contains certain financial measures that are not presented in accordance with generally accepted accounting principles (“GAAP”), including adjusted information and other revenues, adjusted personnel costs, adjusted other operating expenses and adjusted depreciation and amortization expense, in each case excluding the effects of recent acquisitions.  The Company is presenting these non-GAAP financial measures because they provide the Company’s management and readers of this Annual Report on Form 10-K with additional insight into the operational performance of the Company relative to earlier periods.  The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information.  In this Annual Report on Form 10-K, these non-GAAP financial measures have been presented with, and reconciled to, the most directly comparable GAAP financial measures.  Readers of this Annual Report on Form 10-K should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment.  The Company’s management considers the accounting policies described below to be the most dependent on the application of estimates and assumptions in preparing the Company’s consolidated financial statements. See Note 1 Description of the Company to the consolidated financial statements for a more detailed description of the Company’s significant accounting policies.

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

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $98.7 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

The Company provides for property and casualty insurance losses when the insured event occurs. The Company provides for claims losses relating to its home warranty business based on the average cost per claim as applied to the total of new claims incurred. The average cost per home warranty claim is calculated using the average of the most recent 12 months of claims experience adjusted for estimated future increases in costs.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	December 31, 2014		December 31, 2013
Known title claims	$165,330	16.3%	$135,478	13.3%
Incurred but not reported claims	802,069	79.3%	840,104	82.5%
Total title claims	967,399	95.6%	975,582	95.8%
Non-title claims	44,381	4.4%	42,783	4.2%
Total loss reserves	$1,011,780	100.0%	$1,018,365	100.0%

Activity in the reserve for known title claims is summarized as follows:

	December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of year	$135,478	$133,070	$162,019
Provision transferred from IBNR title claims related to:
Current year	29,939	17,720	18,592
Prior years	274,481	280,373	233,258
	304,420	298,093	251,850
Payments, net of recoveries, related to:
Current year	22,272	15,355	16,044
Prior years	249,851	280,627	269,166
	272,123	295,982	285,210
Other	(2,445)	297	4,411
Balance at end of year	$165,330	$135,478	$133,070

The provision transferred from IBNR title claims related to current year increased by $12.2 million in 2014 from 2013 and decreased by $0.9 million in 2013 from 2012 and payments, net of recoveries, related to current year increased by $6.9 million in 2014 from 2013 and decreased by $0.7 million in 2013 from 2012, reflecting variability in claims volumes characteristic of a policy year during its first year of development. In addition, 2014 experienced a higher level of fraud losses when compared to 2013 and 2012.

The provision transferred from IBNR title claims related to prior years decreased by $5.9 million and payments, net of recoveries, related to prior years decreased by $30.8 million in 2014 from 2013.  The 11.0% decline in payments exceeded the 2.1% decline in provision transferred primarily due to the timing of a large commercial claim settlement payment.  The provision for the large commercial claim was transferred from IBNR during 2014, while the settlement payment occurred in 2015.

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

Activity in the reserve for incurred but not reported title claims is summarized as follows:

	December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of year	$840,104	$805,430	$816,603
Provision related to:
Current year	190,971	196,275	173,335
Prior years	62,159	148,454	62,620
	253,130	344,729	235,955
Provision transferred to known title claims related to:
Current year	29,939	17,720	18,592
Prior years	274,481	280,373	233,258
	304,420	298,093	251,850
Other	13,255	(11,962)	4,722
Balance at end of year	$802,069	$840,104	$805,430

The provision related to current year decreased by $5.3 million, or 2.7%, in 2014 from 2013.  This decrease was attributable to a 7.6% decline in title premiums and escrow fees in 2014 from 2013, partly offset by a higher current year loss rate in 2014 when compared to 2013.  The current year loss rate in 2014 was 5.3% compared to 5.0% in 2013.

The provision related to current year increased by $22.9 million, or 13.2%, in 2013 from 2012.  This increase was attributable to a 12.9% increase in title premiums and escrow fees in 2013 from 2012.

For further discussion of title provision recorded in 2014, 2013 and 2012, see Results of Operations, pages 37 and 38.

Fair value of investment portfolio.     The Company categorizes the fair value of its debt and equity securities using a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. The hierarchy level assigned to each security in the Company’s available-for-sale portfolio was based on management’s assessment of the transparency and reliability of the inputs used to estimate the fair values at the measurement date. See Note 15 Fair Value Measurements to the consolidated financial statements for a more detailed description of the three-level hierarchy and a description for each level.

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

Other-than-temporary impairment–debt securities

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2014, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

The Company determines if a non-agency mortgage-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed securities in its portfolio that are in an unrealized loss position. For the securities that were determined not to be other-than-temporarily impaired at December 31, 2014, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

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

The table below summarizes the primary assumptions used at December 31, 2014 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	10.0%	8.8%	–	14.0%
Default rates	2.5%	1.8%	–	3.7%
Loss severity	18.7%	3.6%	–	28.5%

As a result of the Company’s security-level review, the Company recognized $1.7 million and $3.6 million of other-than-temporary impairments considered to be credit related on its non-agency mortgage-backed securities in earnings for the years ended December 31, 2014 and 2012, respectively. The Company did not recognize any other-than-temporary impairments considered to be credit related in 2013. It is possible that the Company could recognize additional other-than-temporary impairment losses on securities it owns at December 31, 2014 if future events or information cause it to determine that a decline in fair value is other-than-temporary.

Fair value of equity securities

The fair value of equity securities, including exchange traded funds, mutual funds, marketable common and preferred stocks, were based on quoted market prices for identical assets that are readily and regularly available in an active market.

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

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as other evidence that might exist supporting the view that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company did not record any other-than-temporary impairment losses related to its equity securities for the years ended December 31, 2014, 2013 and 2012.

Litigation and regulatory contingencies.    The Company and its subsidiaries are parties to a number of ongoing routine and non-ordinary course legal proceedings. For those lawsuits where the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded. Actual losses may materially differ from the amounts recorded.  For a substantial majority of these lawsuits it is not possible to assess the probability of loss. Most of these lawsuits are putative class actions which require a plaintiff to satisfy a number of procedural requirements before proceeding to trial. As a result of, among other factors, ambiguities and inconsistencies in the myriad laws applicable to the Company’s business and the uniqueness of the factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss until a court has finally determined that a plaintiff has satisfied applicable procedural requirements. Furthermore, because most of these lawsuits are putative class actions, it is often impossible to estimate the possible loss or a range of loss amounts, even where the Company has determined that a loss is reasonably possible.  In addition, many of the Company’s businesses are regulated by various federal, state, local and foreign governmental agencies and are subject to numerous statutory guidelines. These regulations and statutory guidelines often are complex, inconsistent or ambiguous, which results in additional uncertainty as to the outcome of a given lawsuit—including the amount of damages a plaintiff might be afforded—or makes it difficult to analogize experience in one case or jurisdiction to another case or jurisdiction.

Business Combinations.    The Company allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, useful lives, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

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

The Company elected to perform qualitative assessments for 2014 and 2013, the results of which supported the conclusion that the fair values of the Company’s reporting units were not more likely than not less than their carrying amounts and, therefore, a quantitative assessment was not considered necessary.  For 2012, the Company performed a quantitative assessment and determined that the fair values of its reporting units exceeded their carrying amounts and, therefore, no additional analysis was required.  As a result of these assessments, the Company did not record any goodwill impairment losses for 2014, 2013 or 2012.

Impairment assessment for other intangible assets.    Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. If the undiscounted cash flow analysis indicates that the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying amount over its fair value.

The Company’s other indefinite-lived intangible assets consist of licenses which are not amortized but rather assessed for impairment by comparing the fair value of the license with its carrying value at least annually or when an indicator of potential impairment has occurred. Management’s impairment assessment may involve calculating the fair value by using a discounted cash flow analysis or through a market approach valuation. If the fair value of the asset exceeds its carrying amount, the asset is not considered impaired and no additional analysis is required. However, if the carrying amount is greater than the fair value, an impairment loss is recorded equal to the excess. The impairment loss establishes a new basis and the subsequent reversal of impairment losses is not permitted.

Impairment of equity method investments in affiliates. The carrying value of equity method investments in affiliates is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In making the determination as to whether an individual investment in an affiliate was impaired, the Company assessed the then-current and expected financial condition of each relevant entity, including, but not limited to, the anticipated ability of the entity to make its contractually required payments to the Company (with respect to debt obligations to the Company), the results of valuation work performed with respect to the entity, the entity’s anticipated ability to generate sufficient cash flows and the market conditions in the industry in which the entity was operating.  The Company recognized impairment losses of $22.5 million, $7.8 million and $7.1 million on its equity method investments in 2014, 2013 and 2012, respectively.

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

The assumptions that have had the most significant impact to net periodic costs are the discount rate and expected long-term rate of return on plan assets.  The discount rate assumption reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments. Assumptions for the expected long-term rate of return on assets of the defined benefit pension plans are based on future expectations for returns for each asset class based on the calculated market-related value of plan assets and the effect of periodic target asset allocation rebalancing, adjusted for the payment of reasonable expenses of the plan from plan assets.  See Note 14 Employee Benefit Plans to the consolidated financial statements for a further description of the expected long-term rate of return on plan assets as well as asset allocation targets.  Additionally, the Company adopted updated mortality tables published by the Society of Actuaries in October 2014.  The revised RP-2014 tables reflect substantial life expectancy improvements relative to the last tables published in 2000.

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	December 31,
	2014	2013
Defined benefit pension plans
Discount rate	4.97%	4.18%
Rate of return on plan assets	6.50%	6.50%
Unfunded supplemental benefit plans
Discount rate	4.80%	3.91%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	December 31,
	2014	2013
Defined benefit pension plans
Discount rate	4.07%	4.97%
Unfunded supplemental benefit plans
Discount rate	4.00%	4.80%

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

Pending Accounting Pronouncements

In June 2014, the FASB issued updated guidance intended to eliminate the diversity in practice regarding share-based payment awards that include terms which provide for a performance target that affects vesting being achieved after the requisite service period. The new standard requires that a performance target which affects vesting and could be achieved after the requisite service period be treated as a performance condition that affects vesting and should not be reflected in estimating the grant-date fair value.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company expects the adoption of this guidance to have no impact on its consolidated financial statements.

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets. The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of recognition. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Revenue from insurance contracts is not within the scope of this guidance. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption prohibited. The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

In April 2014, the FASB issued updated guidance which changes the criteria for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The updated guidance is effective for interim and annual reporting periods beginning after December 31, 2014, with early adoption permitted. The Company expects the adoption of this guidance to have no impact on its consolidated financial statements.

Results of Operations

Overview

A substantial portion of the revenues for the Company’s title insurance and services segment results from the sale and refinancing of residential and commercial real estate. In the Company’s specialty insurance segment, revenues associated with the initial year of coverage in both the home warranty and property and casualty operations are impacted by volatility in residential purchase transactions. Traditionally, the greatest volume of real estate activity, particularly residential purchase activity, has occurred in the spring and summer months. However, changes in interest rates, as well as other changes in general economic conditions in the United States and abroad, can cause fluctuations in the traditional pattern of real estate activity.

The Company’s total revenues for the year ended December 31, 2014 were $4.7 billion, which reflected a decrease of $0.3 billion, or 5.6%, when compared with $5.0 billion for the year ended December 31, 2013.  This decline was primarily attributable to the significant decline in refinance activity during 2014 as a result of increases in mortgage interest rates, which was partially offset by increased revenues from residential purchase transactions and commercial business.  Revenues from refinance transactions were down 43.2% and revenues from residential purchase transactions and commercial business were up 4.5% and 9.0%, respectively, in 2014 when compared to 2013.

According to the Mortgage Bankers Association’s January 20, 2015 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 39.2% in 2014 when compared with 2013. According to the MBA Forecast, the dollar amount of purchase originations decreased 13.1% and refinance originations decreased 56.4%. The lower volume of domestic residential mortgage origination activity in 2014 contributed to a 1.8% decrease in domestic residential purchase orders closed per day and a 45.2% decrease in domestic refinance orders closed per day by the Company’s direct title operations in 2014 when compared to 2013.

Given the backdrop of an improving economy, the Company believes that the housing market will continue to strengthen in 2015.  In January 2015, refinance activity rose sharply in response to the unexpected decline in mortgage rates, driving total domestic title orders opened per day by the Company’s direct title operations up by 27.0% when compared with January of last year.  While the increase in refinance orders will provide short-term benefits, it’s uncertain how long this elevated level of activity will continue.  With regards to the purchase market, the Company’s full-year expectation is for modest growth in originations, with some improvement in both transaction levels and home prices.  The Company also expects continued strength in the commercial market but with declining growth rates.

The Consumer Financial Protection Bureau (“CFPB”) has broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers.  In addition to other activities, the CFPB has proposed and implemented regulations related to the simplification of mortgage disclosures and the required delivery of documentation to consumers in connection with the closing of federally-regulated mortgage loans.  Compliance with these integrated disclosure rules will require participants in the mortgage market, including the Company, to make significant changes to the manner in which they create, process, and deliver certain disclosures to consumers in connection with mortgage loan applications made on or after August 1, 2015.  These changes could lead to lower mortgage volumes and/or delays in mortgage processing, particularly in the early stages of implementation.  Readiness for, and compliance with, these rules, also requires extensive planning; changes to systems, forms and processes; as well as heightened coordination among market participants, including by settlement service providers, such as the Company and its agents, with lenders and others.  While there can be no assurance that the Company, its agents or other market participants will be successful in their implementation efforts, the Company is actively preparing for compliance.

Title Insurance and Services

	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums and escrow fees	$1,761,462	$1,855,270	$1,745,687	$(93,808)	(5.1)	$109,583	6.3
Agent premiums	1,841,618	2,044,862	1,709,905	(203,244)	(9.9)	334,957	19.6
Information and other	617,713	626,016	643,433	(8,303)	(1.3)	(17,417)	(2.7)
Net investment income	59,785	76,606	71,350	(16,821)	(22.0)	5,256	7.4
Net realized investment gains	25,551	3,334	33,709	22,217	NM [1]	(30,375)	(90.1)
Net other-than-temporary impairment losses	(1,701)	—	(3,564)	(1,701)	—	3,564	100.0
	4,304,428	4,606,088	4,200,520	(301,660)	(6.5)	405,568	9.7
Expenses
Personnel costs	1,314,089	1,338,361	1,233,203	(24,272)	(1.8)	105,158	8.5
Premiums retained by agents	1,470,895	1,636,694	1,370,193	(165,799)	(10.1)	266,501	19.4
Other operating expenses	761,584	816,870	769,477	(55,286)	(6.8)	47,393	6.2
Provision for policy losses and other claims	253,122	343,461	237,427	(90,339)	(26.3)	106,034	44.7
Depreciation and amortization	77,820	66,956	67,610	10,864	16.2	(654)	(1.0)
Premium taxes	51,098	50,980	46,283	118	0.2	4,697	10.1
Interest	2,796	2,601	2,646	195	7.5	(45)	(1.7)
	3,931,404	4,255,923	3,726,839	(324,519)	(7.6)	529,084	14.2
Income before income taxes	$373,024	$350,165	$473,681	$22,859	6.5	$(123,516)	(26.1)
Margins	8.7%	7.6%	11.3%	1.1%	14.5	(3.7)%	(32.7)

(1)	Not meaningful

Direct premiums and escrow fees decreased 5.1% in 2014 from 2013 and increased 6.3% in 2013 from 2012. The decrease in direct premiums and escrow fees in 2014 from 2013 was primarily due to a decrease in the number of domestic title orders closed by the Company’s direct operations, partially offset by an increase in the domestic average revenues per order closed. The increase in direct premiums and escrow fees in 2013 from 2012 was primarily due to an increase in domestic average revenues per order closed, partially offset by a decrease in the number of domestic title orders closed by the Company’s direct operations. The domestic average revenues per order closed were $1,918, $1,513 and $1,309 for 2014, 2013 and 2012, respectively.  The 26.7% increase in average revenues per order closed in 2014 from 2013 and the 15.6% increase in average revenues per order closed in 2013 from 2012 were primarily due to an increase in the mix of direct revenues generated from higher premium residential purchase and commercial transactions, higher real estate values, and a greater number of large commercial deals that closed when compared to the prior year. The Company’s direct title operations closed 816,400, 1,103,400 and 1,191,800 domestic title orders during 2014, 2013 and 2012, respectively.  The 26.0% decrease in orders closed in 2014 from 2013 and the 7.4% decrease in orders closed in 2013 from 2012 were generally consistent with the declines in residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums decreased 9.9% in 2014 from 2013 and increased 19.6% in 2013 from 2012. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, full year agent premiums typically reflect mortgage origination activity from the fourth quarter of the prior year through the third quarter of the current year. The decrease in agent premiums in 2014 from 2013 was consistent with the 10.3% decrease in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2014 as compared with the twelve months ended September 30, 2013. The increase in agent premiums in 2013 from 2012 was consistent with the 19.7% increase in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2013 as compared with the twelve months ended September 30, 2012.

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

Information and other revenues decreased $8.3 million, or 1.3%, in 2014 from 2013 and $17.4 million, or 2.7%, in 2013 from 2012. Excluding the $55.7 million impact of new acquisitions for the year ended December 31, 2014, information and other revenues decreased $64.1 million, or 10.2%, in 2014 compared to 2013.  The decrease in 2014 from 2013, adjusted for the impact of new acquisitions, was primarily attributable to lower demand for the Company’s default and title plant information products as a result of the decrease in domestic loss mitigation, foreclosure and mortgage origination activities.  The decrease in 2013 from 2012 was primarily attributable to lower demand for title related services in Canada due to a decline in mortgage transactions resulting primarily from lower refinance transactions and lower demand for the Company’s title information products as a result of the decrease in domestic mortgage origination activity, partially offset by higher demand for the Company’s default information products as a result of the increase in domestic loss mitigation activity.

Net investment income decreased 22.0% in 2014 from 2013 and increased 7.4% in 2013 from 2012. The decrease in 2014 from 2013 was primarily attributable to higher impairment losses and lower equity in earnings related to investments accounted for using the equity method, partially offset by higher interest income from the investment portfolio.  The increase in 2013 from 2012 was primarily attributable to increased dividend and interest income from the investment portfolio due to higher average volumes of equity and debt securities and investments in equity funds with higher dividend yields when comparing 2013 to 2012.  Net investment income for 2014, 2013 and 2012 included impairment losses recognized on investments accounted for using the equity method of $22.5 million, $5.8 million and $5.9 million, respectively.

Net realized investment gains for the title insurance and services segment totaled $25.6 million, $3.3 million and $33.7 million for 2014, 2013 and 2012, respectively, and were primarily from the sales of debt and equity securities. Net realized investment gains for 2014 and 2013 included $7.5 million and $2.5 million, respectively, of gains from the sale of real estate.  Net realized investment gains for 2012 included $15.0 million of gains resulting from the sale of CoreLogic common stock during the third quarter of 2012.  Net realized investment gains for 2014, 2013 and 2012 included impairment losses of $2.4 million, $1.1 million and $0.8 million, respectively, primarily related to software and certain non-marketable investments accounted for using the cost method.

Other-than-temporary impairment losses for the title insurance and services segment totaled $1.7 million and $3.6 million for 2014 and 2012, respectively. No other-than-temporary impairment losses were recognized in 2013.  The net other-than-temporary impairment losses recognized in 2014 and 2012 related to the Company’s non-agency mortgage-backed securities portfolio.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs decreased $24.3 million, or 1.8%, in 2014 from 2013 and increased $105.2 million, or 8.5%, in 2013 from 2012. Excluding the $37.0 million impact of new acquisitions for the year ended December 31, 2014, personnel costs decreased $61.3 million, or 4.6%, in 2014 compared to 2013.  The decrease in 2014, adjusted for the impact of new acquisitions, was primarily attributable to lower salary, payroll tax, employee benefit, overtime, and severance costs.  The lower salary and payroll tax costs were attributable to reduced headcount when compared to the prior year.  The lower employee benefit costs were due to changes in the Company’s medical and dental insurance plans, lower incurred medical claims and lower headcount when compared to the prior year.  The lower overtime costs were due to lower order volumes and revenues when compared to the prior year.  The lower severance costs were due to a lower level of employee reductions made during 2014 when compared to 2013. The increase in 2013 compared with 2012 was primarily attributable to higher staffing levels and incentive compensation driven by increased revenues when compared to the prior year. Personnel costs included severance expense of $8.9 million, $17.5 million and $5.5 million for 2014, 2013 and 2012, respectively.

The Company continues to closely monitor order volumes and related staffing levels and intends to adjust staffing levels as considered necessary. The Company’s direct title operations opened 1,155,500, 1,384,600 and 1,634,900 domestic title orders in 2014, 2013 and 2012, respectively, representing decreases of 16.5% in 2014 from 2013 and 15.3% in 2013 from 2012.

A summary of premiums retained by agents and agent premiums is as follows:

	2014	2013	2012
	(in thousands, except percentages)
Premiums retained by agents	$1,470,895	$1,636,694	$1,370,193
Agent premiums	$1,841,618	$2,044,862	$1,709,905
% retained by agents	79.9%	80.0%	80.1%

The premium split between underwriter and agents is in accordance with the respective agency contracts and can vary from region to region due to divergences in real estate closing practices and state regulations. As a result, the percentage of title premiums retained by agents can vary due to the geographical mix of revenues from agency operations.  The percentage of title premiums retained by agents for 2014, 2013 and 2012 was essentially unchanged.

Other operating expenses (principally related to direct operations) decreased $55.3 million, or 6.8%, in 2014 from 2013 and increased $47.4 million, or 6.2%, in 2013 from 2012. Excluding the $29.9 million impact of new acquisitions for the year ended December 31, 2014, other operating expenses decreased $85.1 million, or 10.4%, in 2014 compared to 2013.  The decrease in 2014 from 2013, adjusted for the impact of new acquisitions, was primarily attributable to lower production related expenses and temporary labor costs driven by lower order volumes. The increase in 2013 from 2012 was primarily attributable to increased production related expenses and higher legal and software related costs.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 7.0%, 8.8% and 6.9% for the years ended December 31, 2014, 2013 and 2012, respectively.

The current year rate of 7.0% reflects an ultimate loss rate of 5.3% for the current policy year and a net increase in the loss reserve estimates for prior policy years of $62.2 million. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during 2014, primarily from domestic commercial policies.  The reserve strengthening associated with domestic commercial policies was $41.4 million and was primarily attributable to several large commercial claims, net of anticipated recoveries, mainly from mechanics liens, and primarily related to policy years 2003, 2005 and 2007.  Other factors, including a large international commercial claim from policy year 2004, also contributed to the net increase in the loss reserve estimates for prior policy years.

As of December 31, 2014, the title insurance and services segment’s IBNR reserve was $802.1 million, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $726.1 million to $990.5 million. The range limits are $76.0 million below and $188.4 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

The prior year rate of 8.8% reflected an ultimate loss rate of 5.0% for policy year 2013 and a net increase in the loss reserve estimates for prior policy years of $148.5 million. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during 2013, primarily from domestic lenders policies, commercial policies and the Company’s guaranteed valuation product offered in Canada.  The reserve strengthening associated with domestic lenders policies was $67.4 million and was primarily attributable to increased claims frequency for policy years 2004 through 2008.  The increased claims frequency was primarily due to mortgage lenders and servicers processing a large volume of foreclosures during 2013.  As foreclosure processing increases, lenders claims generally increase, because lenders claims typically come from foreclosures in which the lender suffers a loss.  At December 31, 2013, the Company expected the high level of foreclosure processing to continue in the near term as mortgage lenders and servicers worked through their foreclosure inventory.  The reserve strengthening associated with domestic lenders policies reflected these expectations.  The reserve strengthening associated with commercial policies was $38.8 million and was primarily attributable to several large commercial claims, mainly from mechanics liens, and primarily related to policy years 2007 and 2008.  The reserve strengthening associated with the guaranteed valuation product offered in Canada was $21.7 million and was primarily attributable to claims frequency exceeding the Company’s expectations during 2013.  The increase in frequency primarily related to policy years 2007 and 2010.

The 2012 rate of 6.9% reflected an ultimate loss rate of 5.1% for policy year 2012 and a net increase in the loss reserve estimates for prior policy years of $62.1 million. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during 2012, primarily from domestic lenders policies and international business, including the guaranteed valuation product offered in Canada. The reserve strengthening associated with domestic lenders policies was $25.6 million and was primarily attributable to policy years 2005 through 2007. This strengthening was primarily due to an increase in claims frequency experienced during 2012, partially offset by a slight decrease in severity. The reserve strengthening associated with the international business, excluding the guaranteed valuation product, was $15.6 million and was primarily related to increased severity experienced during 2012 for policy years 2003 through 2011. The reserve strengthening associated with the guaranteed valuation product was $11.8 million and reflected an increase in claims frequency experienced during the first half of 2012. The increase in frequency primarily related to policy years 2008 and 2009.

The current economic environment continues to show potential for volatility over the short term, which may affect title claims. Relevant contributing factors include continuing elevated foreclosure inventory and foreclosure processing and general economic uncertainty. Other factors, including factors not yet identified, may also influence claims development. While real estate and financial market conditions have improved to some extent as evidenced by increased real estate prices and a decline in mortgage defaults, significant uncertainty remains. In addition, while foreclosure inventory and foreclosure processing remain elevated compared to historic norms, the level of inventory and processing has declined from its peak.

Nevertheless, the current environment continues to create an increased potential for actual claims experience to vary significantly from projections, in either direction, which would directly affect the claims provision. If actual claims vary significantly from expected, reserves may be adjusted to reflect updated estimates of future claims.

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

The projected ultimate loss ratios, as of December 31, 2014, for policy years 2014, 2013 and 2012 were 5.3%, 4.6% and 3.8%, respectively, which are lower than the ratios for 2005 through 2008. These projections were based in part on an assumption that more favorable underwriting conditions existed in 2009 through 2014 than in 2005 through 2008, including, but not limited to, tighter loan underwriting standards. Current claims data from policy years 2009 through 2014, while still at an early stage of development for the more recent policy years within that period, supports this assumption.

Depreciation and amortization expense increased $10.9 million, or 16.2%, in 2014 from 2013 and decreased $0.7 million, or 1.0%, in 2013 from 2012.  The increase in 2014 was primarily attributable to the depreciation and amortization expense associated with developed technology and other intangible assets recorded in connection with new acquisitions completed during the first quarter of 2014.  Excluding the $8.6 million impact of new acquisitions for the year ended December 31, 2014, depreciation and amortization expense increased $2.3 million, or 3.4%, in 2014 compared to 2013.

Insurers generally are not subject to state income or franchise taxes. However, in lieu thereof, a premium tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. The Company’s noninsurance subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company’s total tax burden at the state level for the title insurance and services segment is composed of a combination of premium taxes and state income taxes. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4%, 1.3% and 1.3% for the years ended December 31, 2014, 2013 and 2012, respectively.

In general, the title insurance business is a lower profit margin business when compared to the Company’s specialty insurance segment. The lower profit margins reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margins were 8.7%, 7.6% and 11.3% for the years ended December 31, 2014, 2013 and 2012, respectively.

Specialty Insurance

	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums	$353,812	$329,194	$296,053	$24,618	7.5	$33,141	11.2
Information and other	2,260	1,652	1,605	608	36.8	47	2.9
Net investment income	7,288	7,342	8,923	(54)	(0.7)	(1,581)	(17.7)
Net realized investment gains	5,306	1,425	8,590	3,881	272.4	(7,165)	(83.4)
	368,666	339,613	315,171	29,053	8.6	24,442	7.8
Expenses
Personnel costs	62,118	58,261	55,453	3,857	6.6	2,808	5.1
Other operating expenses	45,599	41,725	42,395	3,874	9.3	(670)	(1.6)
Provision for policy losses and other claims	196,901	186,895	160,290	10,006	5.4	26,605	16.6
Depreciation and amortization	4,978	4,865	4,553	113	2.3	312	6.9
Premium taxes	6,096	5,735	5,021	361	6.3	714	14.2
	315,692	297,481	267,712	18,211	6.1	29,769	11.1
Income before income taxes	$52,974	$42,132	$47,459	$10,842	25.7	$(5,327)	(11.2)
Margins	14.4%	12.4%	15.1%	2.0%	16.1	(2.7)%	(17.9)

Direct premiums increased 7.5% in 2014 from 2013 and 11.2% in 2013 from 2012. The increases were driven by higher premiums earned in the home warranty business and, to a lesser extent, higher premiums earned in the property and casualty business.  The increase in the home warranty business was primarily in its renewal and real estate channels and was driven by an increase in the price charged for home warranty residential service contracts and an increase in the number of contracts issued.  The increase in the property and casualty business was primarily in its independent broker and direct channels.

Net realized investment gains for the specialty insurance segment totaled $5.3 million, $1.4 million and $8.6 million for 2014, 2013 and 2012, respectively, and were primarily from the sales of debt and equity securities.

Personnel costs and other operating expenses increased 7.7% in 2014 from 2013 and 2.2% in 2013 from 2012.  The increase in 2014 from 2013 was primarily related to higher salary expense associated with higher average employee headcount during the current year related to increased volume in the home warranty business, higher incentive compensation related to higher revenue and profitability, higher production related expenses due to increased volumes, and increased amortization of deferred acquisition costs. The increase in 2013 from 2012 was primarily related to increased salary expense associated with higher employee headcount and higher commissions paid to agents and brokers associated with increased volume in the home warranty and property and casualty businesses, partially offset by an increase in deferred acquisition costs.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 53.3% in 2014, 57.5% in 2013 and 55.8% in 2012.  The decrease in rate in 2014 from 2013 was primarily attributable to lower severity and lower frequency of claims due to milder weather conditions during the second and third quarters of 2014 when compared to the respective quarters of 2013.  The rate in 2014 also benefited from an improvement in claims management in 2014 when compared to 2013.  The increase in rate in 2013 from 2012 was primarily attributable to higher weather related claims in the summer season as compared to the previous year, which resulted in an increase in more costly air conditioning claims when compared to 2012.  In addition, the frequency and severity of other types of claims increased in 2013 when compared to 2012.

The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 60.1% in 2014, 55.4% in 2013 and 51.1% in 2012. The increase in rate in 2014 from 2013 was primarily attributable to higher claims severity and frequency.  2014 was impacted by the severe winter weather experienced in the first quarter and the California wildfires that occurred during the second quarter. The increase in rate in 2013 from 2012 was due to an increase in seasonal fire and storm claim events and an increase in the frequency and severity of routine or non-event core losses.

Premium taxes as a percentage of specialty insurance segment premiums were 1.7% in 2014, 2013 and 2012.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pre-tax margins were 14.4%, 12.4% and 15.1% for 2014, 2013 and 2012, respectively.

Corporate

	2014	2013	2012	2014 vs. 2013		2013 vs. 2012
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Net investment income	$5,504	$8,556	$4,120	$(3,052)	(35.7)	$4,436	107.7
Net realized investment gains	911	4,452	25,772	(3,541)	(79.5)	(21,320)	(82.7)
	6,415	13,008	29,892	(6,593)	(50.7)	(16,884)	(56.5)
Expenses
Personnel costs	34,545	48,960	46,210	(14,415)	(29.4)	2,750	6.0
Other operating expenses	26,528	27,264	24,462	(736)	(2.7)	2,802	11.5
Depreciation and amortization	2,799	3,095	2,787	(296)	(9.6)	308	11.1
Interest	17,981	15,278	9,782	2,703	17.7	5,496	56.2
	81,853	94,597	83,241	(12,744)	(13.5)	11,356	13.6
Loss before income taxes	$(75,438)	$(81,589)	$(53,349)	$6,151	7.5	$(28,240)	(52.9)

Net investment income totaled $5.5 million, $8.6 million and $4.1 million in 2014, 2013, and 2012, respectively. The change in net investment income for all three years is primarily attributable to fluctuations in earnings on investments associated with the Company’s deferred compensation plan.  Net investment income for 2013 and 2012 included impairment losses recognized on investments accounted for using the equity method of $2.0 million and $1.2 million, respectively.

Net realized investment gains totaled $0.9 million and $4.5 million in 2014 and 2013, respectively, and were primarily attributable to the sale of non-marketable investments. Net realized investment gains totaled $25.8 million in 2012 and were attributable to the sale of CoreLogic stock during the third quarter of 2012.

Corporate personnel costs and other operating expenses were $61.1 million, $76.2 million and $70.7 million in 2014, 2013 and 2012, respectively. The decrease for 2014 was primarily attributable to decreased costs associated with the Company’s defined benefit pension, supplemental benefit and deferred compensation plans.  The increase for 2013 was attributable to increased costs associated with the Company’s deferred compensation plan and, to a lesser extent, increased expenses allocated to the corporate division.  The Company expects to incur additional expenses of approximately $9 million in 2015 related to its defined benefit pension and supplemental benefit plans when compared to 2014.  The expected increase in 2015 is primarily the result of a significant decline in interest rates at December 31, 2014 when compared to December 31, 2013, and to a lesser extent, the Company’s adoption of the updated mortality tables published by the Society of Actuaries in October 2014 which reflect substantial improvements to life expectancy.

Interest expense increased $2.7 million in 2014 from 2013 and $5.5 million in 2013 from 2012. Interest expense increased in 2014 from 2013 primarily due to the Company’s issuance of $300.0 million of debt in November 2014.  Interest expense increased in 2013 from 2012 primarily due to the Company’s issuance of $250.0 million of debt in January 2013.  The Company expects to incur additional interest expense of approximately $10 million in 2015 when compared to 2014 due to the Company’s issuance of debt in November 2014.  This expected increase assumes the Company will not borrow under its credit facility in 2015.  Interest expense related to intercompany notes payable to the title insurance and services and specialty insurance segments was $1.5 million, $2.6 million and $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the consolidated financial statements. The Company’s inter-segment eliminations were not material for the years ended December 31, 2014, 2013 and 2012.

Income Taxes

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	Year ended December 31,
	2014		2013		2012
	(in thousands, except percentages)
Taxes calculated at federal rate	$122,696	35.0%	$108,748	35.0%	$163,592	35.0%
State taxes, net of federal benefit	2,891	0.8	11,480	3.7	9,525	2.0
Change in liability for tax positions	412	0.1	3,537	1.1	2,033	0.4
Change in capital loss valuation allowance	—	—	—	—	(5,276)	(1.1)
Foreign income taxed at different rates	(6,091)	(1.7)	8,567	2.8	2,881	0.6
Foreign tax credits	(2,184)	(0.6)	(5,640)	(1.8)	(2,921)	(0.6)
Other items, net	(1,379)	(0.4)	(3,048)	(1.0)	(4,156)	(0.9)
	$116,345	33.2%	$123,644	39.8%	$165,678	35.4%

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 33.2% for 2014, 39.8% for 2013 and 35.4% for 2012. The differences in the effective tax rates were primarily due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits, changes in the ratio of permanent differences to income before income taxes and changes in the liability related to tax positions reported on the Company’s tax returns. The effective tax rate for 2012 included the release of a valuation allowance recorded against capital losses.

Net Income and Net Income Attributable to the Company

Net income and per share information are summarized as follows:

	2014	2013	2012
	(in thousands, except per share amounts)
Net income	$234,215	$187,064	$301,728
Less: Net income attributable to noncontrolling interests	681	697	687
Net income attributable to the Company	$233,534	$186,367	$301,041
Net income per share attributable to the Company’s stockholders:
Basic	$2.18	$1.74	$2.83
Diluted	$2.15	$1.71	$2.77
Weighted-average common shares outstanding:
Basic	106,884	106,991	106,307
Diluted	108,688	109,102	108,542

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

Cash provided by operating activities amounted to $360.6 million, $378.5 million and $429.7 million for the years ended December 31, 2014, 2013 and 2012, respectively, after claim payments, net of recoveries, of $469.8 million, $479.3 million and $446.0 million, respectively. The principal nonoperating uses of cash and cash equivalents for the year ended December 31, 2014 were purchases of debt and equity securities, repayment of debt, business acquisitions, capital expenditures and dividends to common stockholders. The principal nonoperating uses of cash and cash equivalents for the year ended December 31, 2013 were purchases of debt and equity securities, repayment of debt, capital expenditures, purchase of Company shares and payment of dividends to common stockholders. The principal nonoperating uses of cash and cash equivalents for the year ended December 31, 2012 were purchases of debt and equity securities, repayment of debt, capital expenditures and payment of dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the years ended December 31, 2014, 2013 and 2012 were proceeds from the sales and maturities of debt and equity securities, increases in the deposit balances at the Company’s banking operations, proceeds from the issuance of debt and paydowns and net proceeds related to the sale of loans receivable. The net effect of all activities on total cash and cash equivalents were increases of $355.2 million, $164.3 million and $225.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In March 2014, the Company’s board of directors approved an increase in the Company’s second quarter cash dividend to 24 cents per common share, representing a 100% increase from the prior level of 12 cents per common share.  In January 2015, the Company’s board of directors approved a first quarter cash dividend of 25 cents per common share. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, industry practice, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.9 million remained as of December 31, 2014. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the year ended December 31, 2014 and as of December 31, 2014, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.1 million.

The Company completed acquisitions in 2014 for an aggregate purchase price of $162.5 million, which were partially funded through borrowings under the Company’s credit facility.

Holding company.     First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other potential factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of December 31, 2014, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries in 2015, without prior approval from applicable regulators, was $570.0 million. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

The Company’s principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), which was previously domiciled in the state of California, redomesticated to Nebraska effective July 1, 2014.  While the redomestication did impact FATICO’s total statutory capital and surplus, statutory net income and the maximum amount of dividends

FATICO can pay to the holding company due to differences in prescribed accounting practices and other regulations between the two states, the impact of the redomestication was not material to the liquidity or capital resources of the holding company.

In 2014, the Company substantially completed a multi-year initiative to restructure its legal entity organizational structure in order to increase the amount of dividends available to the holding company from its operating subsidiaries.  As a result of this restructuring, a number of subsidiaries previously owned by FATICO are now owned either directly by the holding company or otherwise outside of any regulated insurance company.

As of December 31, 2014, the holding company’s sources of liquidity included $328.9 million of cash and cash equivalents and $700.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.      In May 2014, the Company amended and restated its credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $700.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019. The obligations of the Company under the credit agreement are neither secured nor guaranteed. The agreement replaced the Company’s $600.0 million senior unsecured credit agreement that had been in place since November 14, 2012.  Proceeds under the credit agreement may be used for general corporate purposes. At December 31, 2014, the Company had no outstanding borrowings under the facility.

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

At the Company’s election, borrowings of revolving loans under the credit agreement bear interest at (a) the Alternate Base Rate plus the applicable spread or (b) the Adjusted LIBOR rate plus the applicable spread (in each case as defined in the agreement). The Company may select interest periods of one, two, three or six months or (if agreed to by all lenders) such other number of months for Eurodollar borrowings of loans. The applicable spread varies depending upon the debt rating assigned by Moody’s Investor Service (“Moody’s”), Inc. and/or Standard & Poor’s Rating Services (“S&P”). The minimum applicable spread for Alternate Base Rate borrowings is 0.625% and the maximum is 1.00%. The minimum applicable spread for Adjusted LIBOR rate borrowings is 1.625% and the maximum is 2.00%. The rate of interest on Incremental Term Loans will be established at or about the time such loans are made and may differ from the rate of interest on revolving loans.

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2014, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During 2014, the Company financed securities for funds received totaling $35.6 million under these agreements. As of December 31, 2014, no amounts remained outstanding under these agreements.

On November 10, 2014, the Company issued $300.0 million of 4.60% 10-year senior unsecured notes due in 2024. The notes were priced at 99.975% to yield 4.603%. Interest is due semi-annually on May 15 and November 15, beginning May 15, 2015. The Company intends to use the net proceeds for general corporate purposes. In anticipation of the receipt of the net proceeds from this offering, the Company repaid all borrowings outstanding under its credit facility, increasing the available capacity thereunder to the full $700.0 million size of the facility.

Notes and contracts payable as a percentage of total capitalization was 18.6% and 11.2% at December 31, 2014 and 2013, respectively. The increase in 2014 primarily reflected the Company’s issuance of the senior unsecured notes during the fourth quarter of 2014. Notes and contracts payable are further described in Note 10 Notes and Contracts Payable to the consolidated financial statements.

Investment portfolio.     The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of December 31, 2014, 90% of the Company’s investment portfolio consisted of fixed income securities, of which 66% were United States government-backed or rated AAA and 97% were rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on S&P and Moody’s published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

The table below outlines the composition of the investment portfolio in an unrealized loss position, by credit rating, (percentages are based on the amortized cost basis of the investments) as of December 31, 2014:

	A-Ratings or Higher	BBB+ to BBB- Ratings	Non- Investment Grade/Not Rated
December 31, 2014
US Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	97.9%	0.0%	2.1%
Foreign bonds	99.0%	1.0%	0.0%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Non-agency mortgage-backed securities	0.0%	0.0%	100.0%
Corporate debt securities	44.5%	32.0%	23.5%
Preferred stock	0.0%	45.1%	54.9%
	89.5%	5.6%	4.9%

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Capital expenditures.    Capital expenditures primarily consist of additions to property and equipment, capitalized software development costs and additions to title plants. Capital expenditures were $99.4 million, $87.1 million and $83.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in 2014 from 2013 was primarily related to higher software, capitalized real estate data and title plant additions partially offset by lower property and equipment additions in 2014 when compared to 2013. The increase in 2013 from 2012 was primarily related to higher property and equipment additions, partially offset by lower title plant additions in 2013 when compared to 2012.

Contractual obligations.    A summary, by due date, of the Company’s total contractual obligations at December 31, 2014, is as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Notes and contracts payable	$587,337	$4,899	$9,467	$7,454	565,517
Interest on notes and contracts payable	238,088	26,551	52,327	51,595	107,615
Operating leases	323,961	79,243	124,586	59,859	60,273
Deposits	2,332,714	2,332,714	—	—	—
Claim losses	1,011,780	264,175	289,925	163,194	294,486
Pension and supplemental benefit plans	549,673	35,813	67,679	50,056	396,125
	$5,043,553	$2,743,395	$543,984	$332,158	$1,424,016

The timing of claim payments is estimated and is not set contractually. Nonetheless, based on historical claims experience, the Company anticipates the above payment patterns. Changes in future claim settlement patterns, judicial decisions, legislation, economic conditions and other factors could affect the timing and amount of actual claim payments. The timing and amount of payments in connection with pension and supplemental benefit plans are based on the Company’s current estimate and require the use of significant assumptions. Changes in significant assumptions could affect the amount and timing of pension and supplemental benefit plan payments. See Note 14 Employee Benefit Plans to the consolidated financial statements for additional discussion of management’s significant assumptions. The Company is not able to reasonably estimate the timing of payments, or the amount by which the liability for the Company’s uncertain tax positions will increase or decrease over time; therefore the liability of $24.1 million has not been included in the contractual obligations table. See Note 12 Income Taxes to the consolidated financial statements for additional discussion of the Company’s liability for uncertain tax positions.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $6.3 billion and $4.7 billion at December 31, 2014 and 2013, respectively, of which $2.2 billion and $1.6 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits in the accompanying consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.0 billion at December 31, 2014 and 2013. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.4 billion and $1.4 billion at December 31, 2014 and 2013, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

At December 31, 2014 and 2013, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $8.9 million and $14.7 million, respectively. The guarantee arrangements relate to promissory notes and other contracts that contingently require the Company to make payments to the guaranteed party upon the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential obligation under these guarantees totaled $8.9 million and $14.7 million at December 31, 2014 and 2013, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its consolidated balance sheets related to these guarantees at December 31, 2014 and 2013.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s assets and liabilities include financial instruments subject to the risk of loss from adverse changes in market rates and prices.  The Company’s primary market risk exposures relate to interest rate risk, equity price risk, foreign currency risk and credit risk.

The Company manages its primary market risk exposures through an investment committee made up of certain senior executives which is advised by an experienced investment management staff.

The Company has selected a new disclosure alternative, from among the three alternatives allowed, to present quantitative information about market risk specific to interest rate risk and equity price risk for 2014 and 2013.  The Company has determined that a change from the tabular presentation of information related to market risk sensitive instruments to a sensitivity analysis disclosure of potential losses would be more useful to third party users of the Company’s financial statements as a sensitivity analysis presents how adverse changes in market rates and prices could impact the Company’s financial results.

While the hypothetical scenarios below are considered to be near-term reasonably possible changes demonstrating potential risk, they are for illustrative purposes only and do not reflect the Company’s expectations about future market changes.

Interest Rate Risk

The Company monitors its risk associated with fluctuations in interest rates and makes investment decisions to manage accordingly. The Company does not currently use derivative financial instruments in any material amount to hedge these risks.

The Company’s exposure to interest rate changes primarily results from the Company’s significant portfolio of fixed income securities and from its financing activities. In general, the fair value of fixed income securities increases or decreases inversely with changes in market interest rates.  The Company also considers its investments in preferred stock, which are tied to interest rates, to be exposed to interest rate risk.  The fair values of the Company’s fixed income portfolio at December 31, 2014 and 2013 were $3.5 billion and $2.8 billion, respectively.  One means of assessing the exposure of the Company’s fixed income portfolio to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical parallel and instantaneous shift in interest rates across all maturities.  Under this model, with all other factors held constant, the Company estimates that increases in interest rates of 100 and 200 basis points could cause the fair value of its fixed income portfolio (including investments in preferred stock) at December 31, 2014 to decrease by approximately $110 million, or 3.2%, and $217 million, or 6.2%, respectively, and at December 31, 2013 to decrease by approximately $98 million, or 3.5%, and $194 million, or 6.8%, respectively.

With respect to floating rate debt, the Company is primarily exposed to the effects of changes in prevailing interest rates through its variable rate credit facility and its interest bearing escrow deposit liabilities.  As of December 31, 2014 and 2013, the Company had no outstanding borrowings under its credit facility.  Assuming the full utilization of available funds under the facility of $700.0 million and $600.0 million at December 31, 2014 and 2013, respectively, and assuming that the borrowings were outstanding for the entire year, increases of 50 and 100 basis points in the prevailing interest rate on the Company’s credit facility would result in increases in interest expense of $3.5 million and $7.0 million, respectively, for 2014 and increases of $3.0 million and $6.0 million, respectively,  for 2013.

The Company’s interest bearing escrow deposit liabilities totaled $2.0 billion and $1.4 billion at December 31, 2014 and 2013, respectively.  These variable rate customer savings accounts are subject to market rate fluctuations.  Weighted average interest rates for 2014 and 2013 were 0.11% and 0.13%, respectively. Assuming increases in interest rates of 25 and 50 basis points and the deposit amounts at December 31, 2014 and 2013 are held constant for the entire year, interest expense for 2014 would be higher by $4.9 million and $9.8 million, respectively, and for 2013 interest expense would be higher by $3.4 million and $6.9 million, respectively.

Equity Price Risk

The Company is also subject to equity price risk related to its equity securities portfolio. The Company manages its equity price risk through an investment committee made up of certain senior executives which is advised by an experienced investment management staff. The fair value of the Company’s equity securities portfolio (excluding preferred stock of $15.5 million and $11.1 million) was $386.9 million and $347.0 million as of December 31, 2014 and 2013, respectively.

Assuming broad-based declines in equity market prices of 10% and 20%, with all other factors constant, the fair value of the Company’s equity securities at December 31, 2014 could decrease by $38.7 million and $77.4 million, respectively, and at December 31, 2013 could decrease by $34.7 million and $69.4 million, respectively.

Foreign Currency Risk

Although the Company has exchange rate risk for its operations in certain foreign countries, this risk is not material to the Company’s financial condition or results of operations. The Company does not currently use derivative financial instruments in any material amount to hedge its foreign exchange risk.

Credit Risk

The Company’s debt securities portfolio is subject to credit risk. The Company manages its credit risk through actively monitoring issuer financial reports, credit spreads, security pricing and credit rating migration. Further, diversification and concentration limits by asset type and credit rating are established and monitored by the Company’s investment committee.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

First American Financial Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of First American Financial Corporation and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Los Angeles, California

February 23, 2015

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$1,190,080	$834,837
Accounts and accrued income receivable, less allowances of $34,662 and $31,831	276,610	236,895
Income taxes receivable	5,547	37,632
Investments:
Deposits with banks	21,445	23,492
Debt securities, includes pledged securities of $120,742 and $123,956	3,450,252	2,819,817
Equity securities	402,412	358,043
Other long-term investments	159,783	183,976
	4,033,892	3,385,328
Loans receivable, net	—	73,755
Property and equipment, net	395,287	361,348
Title plants and other indexes	530,589	523,879
Deferred income taxes	19,712	27,478
Goodwill	959,945	846,026
Other intangible assets, net	55,812	46,347
Other assets	198,626	185,658
	$7,666,100	$6,559,183
LIABILITIES AND EQUITY
Deposits	$2,332,714	$1,692,932
Accounts payable and accrued liabilities:
Accounts payable	26,264	26,378
Personnel costs	184,994	183,344
Pension costs and other retirement plans	477,763	388,993
Other	165,084	197,097
	854,105	795,812
Deferred revenue	202,764	192,184
Reserve for known and incurred but not reported claims	1,011,780	1,018,365
Income taxes payable	6,228	—
Deferred income taxes	95,128	93,362
Notes and contracts payable	587,337	310,285
	5,090,056	4,102,940
Commitments and contingencies (Notes 18 and 20)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares;
Outstanding—107,541 shares and 105,900 shares	1	1
Additional paid-in capital	2,109,712	2,077,828
Retained earnings	662,310	520,764
Accumulated other comprehensive loss	(199,106)	(145,544)
Total stockholders’ equity	2,572,917	2,453,049
Noncontrolling interests	3,127	3,194
Total equity	2,576,044	2,456,243
	$7,666,100	$6,559,183

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Direct premiums and escrow fees	$2,115,274	$2,184,464	$2,041,740
Agent premiums	1,841,618	2,044,862	1,709,905
Information and other	619,949	627,645	645,023
Net investment income	71,041	89,895	81,031
Net realized investment gains	31,768	9,211	67,686
Net other-than-temporary impairment losses	(1,701)	—	(3,564)
	4,677,949	4,956,077	4,541,821
Expenses:
Personnel costs	1,410,752	1,445,582	1,334,866
Premiums retained by agents	1,470,895	1,636,694	1,370,193
Other operating expenses	833,681	885,805	836,319
Provision for policy losses and other claims	450,023	530,356	397,717
Depreciation and amortization	85,597	74,916	74,950
Premium taxes	57,194	56,715	51,304
Interest	19,247	15,301	9,066
	4,327,389	4,645,369	4,074,415
Income before income taxes	350,560	310,708	467,406
Income taxes	116,345	123,644	165,678
Net income	234,215	187,064	301,728
Less: Net income attributable to noncontrolling interests	681	697	687
Net income attributable to the Company	$233,534	$186,367	$301,041
Net income per share attributable to the Company’s stockholders:
Basic	$2.18	$1.74	$2.83
Diluted	$2.15	$1.71	$2.77
Cash dividends declared per share	$0.84	$0.48	$0.36
Weighted-average common shares outstanding:
Basic	106,884	106,991	106,307
Diluted	108,688	109,102	108,542

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$234,215	$187,064	$301,728
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	18,862	(32,992)	31,445
Unrealized gain on securities for which credit losses have been recognized in earnings	776	2,327	3,902
Foreign currency translation adjustment	(16,694)	(13,650)	5,131
Pension benefit adjustment	(56,496)	49,324	(13,571)
Total other comprehensive income (loss), net of tax	(53,552)	5,009	26,907
Comprehensive income	180,663	192,073	328,635
Less: Comprehensive income attributable to noncontrolling interests	691	694	691
Comprehensive income attributable to the Company	$179,972	$191,379	$327,944

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2011	105,410	$1	$2,081,242	$124,816	$(177,459)	$2,028,600	$6,339	$2,034,939
Net income for 2012	—	—	—	301,041	—	301,041	687	301,728
Dividends on common shares	—	—	—	(37,612)	—	(37,612)	—	(37,612)
Shares issued in connection with share-based compensation plans	1,829	—	16,270	(1,230)	—	15,040	—	15,040
Share-based compensation expense	—	—	14,839	—	—	14,839	—	14,839
Net activity related to noncontrolling interests	—	—	(746)	—	—	(746)	(3,326)	(4,072)
Other comprehensive income (Note 19)	—	—	—	—	26,903	26,903	4	26,907
Balance at December 31, 2012	107,239	1	2,111,605	387,015	(150,556)	2,348,065	3,704	2,351,769
Net income for 2013	—	—	—	186,367	—	186,367	697	187,064
Dividends on common shares	—	—	—	(51,324)	—	(51,324)	—	(51,324)
Purchase of Company shares	(2,951)	—	(64,606)	—	—	(64,606)	—	(64,606)
Shares issued in connection with share-based compensation plans	1,612	—	9,232	(1,294)	—	7,938	—	7,938
Share-based compensation expense	—	—	22,301	—	—	22,301	—	22,301
Net activity related to noncontrolling interests	—	—	(704)	—	—	(704)	(1,204)	(1,908)
Other comprehensive income (loss) (Note 19)	—	—	—	—	5,012	5,012	(3)	5,009
Balance at December 31, 2013	105,900	1	2,077,828	520,764	(145,544)	2,453,049	3,194	2,456,243
Net income for 2014	—	—	—	233,534	—	233,534	681	234,215
Dividends on common shares	—	—	—	(89,939)	—	(89,939)	—	(89,939)
Shares issued in connection with share-based compensation plans	1,641	—	12,506	(2,049)	—	10,457	—	10,457
Share-based compensation expense	—	—	19,302	—	—	19,302	—	19,302
Net activity related to noncontrolling interests	—	—	76	—	—	76	(758)	(682)
Other comprehensive income (loss) (Note 19)	—	—	—	—	(53,562)	(53,562)	10	(53,552)
Balance at December 31, 2014	107,541	$1	$2,109,712	$662,310	$(199,106)	$2,572,917	$3,127	$2,576,044

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$234,215	$187,064	$301,728
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	450,023	530,356	397,717
Depreciation and amortization	85,597	74,916	74,950
Amortization of premiums and accretion of discounts on securities, net	24,579	26,782	17,264
Excess tax benefits from share-based compensation	(6,856)	(6,202)	(2,372)
Net realized investment gains	(31,768)	(9,211)	(67,686)
Net other-than-temporary impairment losses	1,701	—	3,564
Share-based compensation	19,302	22,301	14,839
Equity in earnings of affiliates, net	16,545	(5,316)	(6,514)
Dividends from equity method investments	5,002	11,552	11,585
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(469,750)	(479,310)	(445,986)
Net change in income tax accounts	45,872	2,589	64,486
(Increase) decrease in accounts and accrued income receivable	(9,950)	23,645	(29,398)
(Decrease) increase in accounts payable and accrued liabilities	(15,003)	5,318	83,979
Increase in deferred revenue	10,333	20,102	14,844
Other, net	795	(26,114)	(3,325)
Cash provided by operating activities	360,637	378,472	429,675
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of acquisitions/dispositions	(163,320)	(5,837)	(32,476)
Net decrease in deposits with banks	4,211	4,747	2,522
Purchases of debt and equity securities	(1,969,009)	(1,532,710)	(1,796,314)
Proceeds from sales of debt and equity securities	928,386	621,255	954,626
Proceeds from maturities of debt securities	373,969	488,684	491,674
Net change in other long-term investments	8,025	6,443	6,591
Net proceeds from sale of loans receivable	42,284	—	—
Net paydowns on loans receivable	23,926	33,597	31,839
Capital expenditures	(97,222)	(87,142)	(83,892)
Proceeds from sale of property and equipment	12,058	5,807	7,767
Cash used for investing activities	(836,692)	(465,156)	(417,663)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	647,857	281,739	317,957
Net proceeds from issuance of debt	594,477	249,144	440,065
Repayment of debt	(325,110)	(168,205)	(510,544)
Net activity related to noncontrolling interests	(682)	(1,894)	(4,094)
Excess tax benefits from share-based compensation	6,856	6,202	2,372
Net proceeds in connection with share-based compensation plans	3,601	1,736	12,668
Purchase of Company shares	—	(64,606)	—
Cash dividends	(89,939)	(51,324)	(44,705)
Cash provided by financing activities	837,060	252,792	213,719
Effect of exchange rate changes on cash	(5,762)	(1,800)	105
Net increase in cash and cash equivalents	355,243	164,308	225,836
Cash and cash equivalents—Beginning of year	834,837	670,529	444,693
Cash and cash equivalents—End of year	$1,190,080	$834,837	$670,529
SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$17,327	$10,827	$8,909
Premium taxes	$58,148	$54,629	$45,375
Income taxes, less refunds of $13,925, $1,329 and $32,269	$72,028	$120,313	$87,324

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

Reclassifications, revisions and out-of-period adjustments

Certain 2012 and 2013 amounts have been reclassified to conform to the 2014 presentation.

The consolidated balance sheet as of December 31, 2013 was revised for an error which resulted in an adjustment between income taxes receivable and deferred income taxes. The adjustment resulted in an increase to income taxes

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

receivable of $11.1 million, an increase in deferred income tax assets of $27.5 million and an increase in deferred income tax liabilities of $38.6 million.

During 2014, the Company identified and recorded adjustments to correct for certain errors in foreign currency translation and transactions in prior periods.  These adjustments resulted in an increase to other operating expenses of $5.0 million.

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

The Company maintains investments in debt securities in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits. At December 31, 2014 and 2013, the fair value of such investments totaled $120.7 million and $124.0 million, respectively. See Note 2 Statutory Restrictions on Investments and Stockholders’ Equity for additional discussion of the Company’s statutory restrictions.

Equity securities are carried at fair value and consist primarily of investments in exchange traded funds, mutual funds and marketable common and preferred stocks of corporate entities.

The Company classifies its publicly traded debt and equity securities as available-for-sale with unrealized gains or losses classified as a component of accumulated other comprehensive loss. See Note 15 Fair Value Measurements for additional discussion of the determination of fair value. Interest income, as well as the related amortization of premium and accretion of discount, on debt securities is recognized under the effective yield method and included in the accompanying consolidated statements of income in net investment income. Realized gains and losses on sales of debt and equity securities are determined on a first-in, first-out basis.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates its debt and equity securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value.

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2014, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

The Company determines if a non-agency mortgage-backed security in a loss position is other-than-temporarily impaired by comparing the present value of the cash flows expected to be collected from the security to its amortized cost basis. If the present value of the cash flows expected to be collected exceed the amortized cost of the security, the Company concludes that the security is not other-than-temporarily impaired. The Company performs this analysis on all non-agency mortgage-backed securities in its portfolio that are in an unrealized loss position. For the securities that were determined not to be other-than-temporarily impaired at December 31, 2014, the present value of the cash flows expected to be collected exceeded the amortized cost of each security.

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

The table below summarizes the primary assumptions used at December 31, 2014 in estimating the cash flows expected to be collected for these securities.

	Weighted average	Range
Prepayment speeds	10.0%	8.8%	–	14.0%
Default rates	2.5%	1.8%	–	3.7%
Loss severity	18.7%	3.6%	–	28.5%

As a result of the Company’s security-level review, the Company recognized $1.7 million and $3.6 million of other-than-temporary impairments considered to be credit related on its non-agency mortgage-backed securities in earnings for the years ended December 31, 2014 and 2012, respectively. The Company did not recognize any other-than-temporary impairments considered to be credit related in 2013. It is possible that the Company could recognize additional other-than-temporary impairment losses on securities it owns at December 31, 2014 if future events or information cause it to determine that a decline in fair value is other-than-temporary.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the years ended December 31, 2014, 2013, and 2012.

	December 31,
	2014	2013	2012
	(in thousands)
Cumulative credit loss on debt securities held at beginning of period	$16,478	$16,478	$33,656
Addition to credit loss for which an other-than-temporary impairment was previously recognized	1,701	—	3,564
Accumulated losses on securities that matured or were sold during the year	—	—	(20,742)
Cumulative credit loss on debt securities held at end of period	$18,179	$16,478	$16,478

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

When an equity security has been in an unrealized loss position for greater than twelve months, the Company’s review of the security includes the above noted factors as well as other evidence that might exist supporting the view that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company did not record other-than-temporary impairment losses related to its equity securities for the years ended December 31, 2014, 2013 and 2012.

Other long-term investments consist primarily of investments in affiliates, which are accounted for under either the equity method or the cost method of accounting, investments in real estate and notes receivable. The carrying value of investments in affiliates is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In making the determination as to whether an individual investment in an affiliate was impaired, the Company assessed the then-current and expected financial condition of each relevant entity, including, but not limited to, the anticipated ability of the entity to make its contractually required payments to the Company (with respect to debt obligations to the Company), the results of valuation work performed with respect to the entity, the entity’s anticipated ability to generate sufficient cash flows and the market conditions in the industry in which the entity was operating. The Company recognized impairment losses on equity method investments in affiliates of $22.5 million, 7.8 million and $7.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Investments in real estate are classified as held for sale and carried at the lower of cost or fair value less estimated selling costs.  An impairment loss is recognized when the carrying value exceeds the estimated undiscounted future cash flows from the investment.

Notes receivable are carried at cost less reserves for losses. Loss reserves are established for notes receivable based upon an estimate of probable losses for the individual notes. A loss reserve is established on an individual note when it is deemed probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the note. The loss reserve is based upon the Company’s assessment of the borrower’s overall financial condition, resources and payment record; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including the expected future cash flows, estimated fair value of collateral on secured notes, general economic conditions and

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trends, and other relevant factors, as appropriate. Notes are placed on non-accrual status when management determines that the collectibility of contractual amounts is not reasonably assured.

Property and equipment

Property and equipment includes computer software acquired or developed for internal use and for use with the Company’s products. Software development costs, which include capitalized interest costs and certain payroll-related costs of employees directly associated with developing software, in addition to incremental payments to third parties, are capitalized from the time technological feasibility is established until the software is ready for use. Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. If the undiscounted cash flow analysis indicates that the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying amount over its fair value.

Depreciation on buildings and on furniture and equipment is computed using the straight-line method over estimated useful lives of 5 to 40 years and 1 to 15 years, respectively. Capitalized software costs are amortized using the straight-line method over estimated useful lives of 1 to 15 years. Leasehold improvements are amortized over useful lives that are consistent with the lease term.

Title plants and other indexes

Title plants and other indexes at December 31, 2014 included title plants of $514.6 million and capitalized real estate data of $16.0 million, and at December 31, 2013 included title plants of $523.1 million and capitalized real estate data of $0.8 million. Title plants are carried at original cost, with the costs of daily maintenance (updating) charged to expense as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes its title plants at least annually for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. Capitalized real estate data is carried at cost, less amortization. Capitalized real estate data is amortized using the straight-line method over estimated useful lives of 3 to 15 years.

Business Combinations

Amounts paid for acquisitions are allocated to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair value at the date of acquisition. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition.

Goodwill Impairment

The Company is required to perform an annual goodwill impairment assessment for each reporting unit. The Company’s four reporting units are title insurance, home warranty, property and casualty insurance and trust and other services. The Company has elected to perform this annual assessment in the fourth quarter of each fiscal year or sooner if circumstances indicate possible impairment. Based on current guidance, the Company has the option to perform a qualitative assessment to determine if the fair value is more likely than not (i.e., a likelihood of greater than 50%) less than the carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test, or may choose to forego the qualitative assessment and perform the quantitative impairment test. The qualitative factors considered in this assessment may include macroeconomic conditions, industry and market considerations, overall financial performance as well as other relevant events and circumstances as determined by the Company. The Company evaluates the weight of each factor to determine whether it is more likely than not that impairment may exist. If the results of the qualitative assessment indicate the more likely than not threshold was not met, the Company may choose not to perform the quantitative impairment test. If, however, the more likely than not threshold is met, the Company performs the quantitative test as required and discussed below.

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

The valuation of each reporting unit includes the use of assumptions and estimates of many critical factors, including revenue growth rates and operating margins, discount rates and future market conditions, determination of market multiples and the establishment of a control premium, among others. Forecasts of future operations are based, in part, on operating results and the Company’s expectations as to future market conditions. These types of analyses contain uncertainties because they require the Company to make assumptions and to apply judgments to estimate industry economic factors and the profitability of future business strategies. However, if actual results are not consistent with the Company’s estimates and assumptions, the Company may be exposed to future goodwill impairment losses that could be material.

The Company elected to perform qualitative assessments for 2014 and 2013, the results of which supported the conclusion that the fair values of the Company’s reporting units were not more likely than not less than their carrying amounts and, therefore, a quantitative assessment was not considered necessary.  For 2012, the Company performed a quantitative assessment and determined that the fair values of its reporting units exceeded their carrying amounts and, therefore, no additional analysis was required.  As a result of these assessments, the Company did not record any goodwill impairment losses for 2014, 2013 or 2012.

Other intangible assets

The Company’s intangible assets consist of noncompete agreements, customer relationships, trademarks, patents and licenses. Each of these intangible assets, excluding licenses, is amortized on a straight-line basis over its useful life ranging from 1 to 20 years and is subject to impairment assessments when there is an indication of a triggering event or abandonment. Licenses are an intangible asset with an indefinite life and are therefore not amortized but rather assessed for impairment by comparing the fair value of the license with its carrying value at least annually and when an indicator of potential impairment has occurred.

Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. If the undiscounted cash flow analysis indicates that the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying amount over its fair value.

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

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $98.7 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

The Company provides for property and casualty insurance losses when the insured event occurs. The Company provides for claims losses relating to its home warranty business based on the average cost per claim as applied to the total of new claims incurred. The average cost per home warranty claim is calculated using the average of the most recent 12 months of claims experience adjusted for estimated future increases in costs.

Contingent litigation and regulatory liabilities

Amounts related to contingent litigation and regulatory liabilities are accrued if it is probable that a liability has been incurred and an amount is reasonably estimable.  The Company records legal fees in other operating expense in the period incurred.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Employee benefit plans

The Company recognizes the overfunded or underfunded status of defined benefit postretirement plans as an asset or liability on its consolidated balance sheets and recognizes changes in the funded status in the year in which changes occur, through accumulated other comprehensive loss. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for the other postretirement plans). Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost previously are recorded as a component of accumulated other comprehensive loss. Plan assets and obligations are measured annually as of December 31.

The Company informally funds its nonqualified deferred compensation plan through tax-advantaged investments known as variable universal life insurance. The Company’s deferred compensation plan assets are included as a component of other assets and the Company’s deferred compensation plan liability is included as a component of pension costs and other retirement plans on the consolidated balance sheets. The income earned on the Company’s deferred compensation plan assets is included as a component of net investment income and the income earned by the deferred compensation plan participants is included as a component of personnel costs on the consolidated statements of income.

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

Reinsurance

The Company assumes and cedes large title insurance risks through reinsurance. Additionally, the Company’s property and casualty insurance business uses reinsurance to limit risk associated with natural disasters such as windstorms, winter

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

storms, wildfires and earthquakes. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer. The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss. The primary insurer generally remains liable to its insured for the total risk, but is reinsured under the terms of the reinsurance agreement. The amount of premiums assumed and ceded is recorded as a component of direct premiums and escrow fees on the Company’s consolidated statements of income. The total amount of premiums assumed and ceded in connection with reinsurance was less than 1.0% of consolidated premium and escrow fees for each of the three years in the period ended December 31, 2014. Payments and recoveries on reinsured losses for the Company’s title insurance and property and casualty businesses were immaterial during the three years ended December 31, 2014.  At December 31, 2014, a reinsurance receivable of $25.0 million, which related to a large commercial title claim, was included in the Company’s consolidated balance sheets in accounts and accrued income receivable.  The Company collected $23.2 million of the receivable in February 2015 and expects to collect the remaining $1.8 million during the remainder of 2015.  No reinsurance receivable was included in the consolidated balance sheets at December 31, 2013.

Escrow deposits and trust assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $6.3 billion and $4.7 billion at December 31, 2014 and 2013, respectively, of which $2.2 billion and $1.6 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits in the accompanying consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.0 billion at December 31, 2014 and 2013. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

Like-kind exchanges

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.4 billion and $1.4 billion at December 31, 2014 and 2013, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

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

Pending Accounting Pronouncements:

In June 2014, the FASB issued updated guidance intended to eliminate the diversity in practice regarding share-based payment awards that include terms which provide for a performance target that affects vesting being achieved after the requisite service period. The new standard requires that a performance target which affects vesting and could be achieved after the requisite service period be treated as a performance condition that affects vesting and should not be reflected in estimating the grant-date fair value.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company expects the adoption of this guidance to have no impact on its consolidated financial statements.

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets. The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of recognition. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Revenue from insurance contracts is not within the scope of this guidance. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption prohibited. The Company is currently assessing the impact of the new guidance on its consolidated financial statements.

In April 2014, the FASB issued updated guidance which changes the criteria for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The updated guidance is effective for interim and annual reporting periods beginning after December 31, 2014, with early adoption permitted. The Company expects the adoption of this guidance to have no impact on its consolidated financial statements.

NOTE 2.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments totaling $133.0 million and $128.9 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2014 and 2013, respectively.

Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. As of December 31, 2014, under such regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries in 2015, without prior approval from applicable regulators, was $570.0 million.

The Company’s principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), maintained total statutory capital and surplus of $971.3 million and $996.0 million as of December 31, 2014 and 2013, respectively. Statutory net income for the years ended December 31, 2014, 2013 and 2012 was $393.1 million, $199.1 million and $301.9 million, respectively. FATICO was in compliance with the minimum statutory capital and surplus requirements as of December 31, 2014.

FATICO, which was previously domiciled in the state of California, redomesticated to Nebraska effective July 1, 2014.  FATICO’s statutory-based financial statements were prepared in accordance with accounting practices prescribed or permitted by the Nebraska Department of Insurance for the year ended December 31, 2014 and by the California Department of Insurance for the year ended December 31, 2013.  The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures Manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the states of Nebraska and California. Both states have adopted certain prescribed accounting practices that differ from those found in the NAIC SAP. Specifically, the timing of amounts released from the statutory premium reserve under both Nebraska’s and California’s required practice differs from NAIC SAP resulting in total statutory capital and surplus that was lower by $11.7 million and $193.8 million at December 31, 2014 and 2013, respectively, than if reported in accordance with NAIC SAP. Additionally, for the year ended December 31, 2014, the state of Nebraska granted a permitted accounting practice to FATICO that differs from Nebraska’s prescribed accounting practices; specifically, the determination to not

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

record a bulk reserve within the known claims reserve resulting in total statutory capital and surplus that was higher by $8.2 million at December 31, 2014 than if reported in accordance with Nebraska’s required practice.

Statutory accounting principles differ in some respects from generally accepted accounting principles, and these differences include, but are not limited to, non-admission of certain assets (principally limitations on deferred tax assets, capitalized furniture and other equipment, premiums and other receivables 90 days past due and assets acquired in connection with claim settlements other than real estate or mortgage loans secured by real estate), reporting of bonds at amortized cost, amortization of goodwill, deferral of premiums received as statutory premium reserve, supplemental reserve (if applicable) and exclusion of the incurred but not reported claims reserve.

NOTE 3.    Debt and Equity Securities:

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

	Amortized cost	Gross unrealized		Estimated fair value
(in thousands)		gains	losses
December 31, 2014
U.S. Treasury bonds	$64,195	$968	$(181)	$64,982
Municipal bonds	577,703	10,981	(1,007)	587,677
Foreign bonds	194,749	2,009	(8)	196,750
Governmental agency bonds	198,330	1,562	(2,018)	197,874
Governmental agency mortgage-backed securities	1,812,766	8,491	(9,095)	1,812,162
Non-agency mortgage-backed securities	15,949	1,306	(717)	16,538
Corporate debt securities	568,774	8,759	(3,264)	574,269
	$3,432,466	$34,076	$(16,290)	$3,450,252
December 31, 2013
U.S. Treasury bonds	$66,400	$669	$(685)	$66,384
Municipal bonds	491,143	5,113	(10,291)	485,965
Foreign bonds	221,298	1,836	(626)	222,508
Governmental agency bonds	267,713	233	(5,401)	262,545
Governmental agency mortgage-backed securities	1,426,489	2,074	(25,254)	1,403,309
Non-agency mortgage-backed securities	19,658	1,167	(1,803)	19,022
Corporate debt securities	355,893	7,279	(3,088)	360,084
	$2,848,594	$18,371	$(47,148)	$2,819,817

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

	Cost	Gross unrealized		Estimated fair value
(in thousands)		gains	losses
December 31, 2014
Preferred stocks	$14,976	$596	$(47)	$15,525
Common stocks	378,938	16,680	(8,731)	386,887
	$393,914	$17,276	$(8,778)	$402,412
December 31, 2013
Preferred stocks	$9,915	$1,567	$(397)	$11,085
Common stocks	324,184	25,137	(2,363)	346,958
	$334,099	$26,704	$(2,760)	$358,043

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had the following unrealized gains (losses) as of December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
	(in thousands)
Debt securities for which an other-than-temporary impairment has been recognized	$604	$(625)	$(4,435)
Debt securities—all other	17,182	(28,152)	43,041
Equity securities	8,498	23,944	6,750
	$26,284	$(4,833)	$45,356

Sales of debt and equity securities resulted in realized gains of $34.1 million, $17.2 million and $70.1 million and realized losses of $9.1 million, $15.5 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company had the following gross unrealized losses as of December 31, 2014 and 2013:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2014
Debt securities:
U.S. Treasury bonds	$8,122	$(27)	$15,124	$(154)	$23,246	$(181)
Municipal bonds	137,755	(689)	19,625	(318)	157,380	(1,007)
Foreign bonds	6,215	(8)	—	—	6,215	(8)
Governmental agency bonds	27,479	(88)	127,936	(1,930)	155,415	(2,018)
Governmental agency mortgage-backed securities	383,717	(1,612)	300,918	(7,483)	684,635	(9,095)
Non-agency mortgage-backed securities	—	—	5,611	(717)	5,611	(717)
Corporate debt securities	198,079	(3,151)	9,683	(113)	207,762	(3,264)
Total debt securities	761,367	(5,575)	478,897	(10,715)	1,240,264	(16,290)
Equity securities	208,922	(8,587)	2,340	(191)	211,262	(8,778)
Total	$970,289	$(14,162)	$481,237	$(10,906)	$1,451,526	$(25,068)
December 31, 2013
Debt securities:
U.S. Treasury bonds	$37,492	$(685)	$—	$—	$37,492	$(685)
Municipal bonds	230,180	(8,938)	27,687	(1,353)	257,867	(10,291)
Foreign bonds	56,579	(626)	—	—	56,579	(626)
Governmental agency bonds	203,011	(5,375)	131	(26)	203,142	(5,401)
Governmental agency mortgage-backed securities	838,411	(20,970)	124,425	(4,284)	962,836	(25,254)
Non-agency mortgage-backed securities	—	—	12,086	(1,803)	12,086	(1,803)
Corporate debt securities	129,394	(2,422)	12,500	(666)	141,894	(3,088)
Total debt securities	1,495,067	(39,016)	176,829	(8,132)	1,671,896	(47,148)
Equity securities	85,112	(2,718)	1,046	(42)	86,158	(2,760)
Total	$1,580,179	$(41,734)	$177,875	$(8,174)	$1,758,054	$(49,908)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all securities in the Company’s non-agency mortgage-backed portfolio are senior tranches and all were investment grade at the time of purchase, however, all have subsequently been downgraded to below investment grade. The table below summarizes the composition of the Company’s non-agency mortgage-backed securities as of December 31, 2014, by collateral type and year of issuance.

(in thousands, except number of securities)	Number of Securities	Amortized Cost	Estimated Fair Value
Non-agency mortgage- backed securities:
Prime single family residential:
2007	1	$2,738	$2,394
2006	3	7,433	7,377
2005	1	524	509
Alt-A single family residential:
2007	1	5,254	6,258
	6	$15,949	$16,538

The amortized cost and estimated fair value of debt securities at December 31, 2014, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$4,909	$40,264	$17,032	$1,990	$64,195
Estimated fair value	$4,969	$40,312	$17,370	$2,331	$64,982
Municipal bonds
Amortized cost	$20,148	$262,901	$181,812	$112,842	$577,703
Estimated fair value	$20,239	$264,952	$186,168	$116,318	$587,677
Foreign bonds
Amortized cost	$46,403	$131,652	$13,473	$3,221	$194,749
Estimated fair value	$46,585	$133,103	$13,707	$3,355	$196,750
Governmental agency bonds
Amortized cost	$2,279	$171,686	$12,402	$11,963	$198,330
Estimated fair value	$2,284	$169,796	$12,762	$13,032	$197,874
Corporate debt securities
Amortized cost	$18,503	$239,699	$262,743	$47,829	$568,774
Estimated fair value	$18,640	$242,236	$263,623	$49,770	$574,269
Total debt securities excluding mortgage-backed securities
Amortized cost	$92,242	$846,202	$487,462	$177,845	$1,603,751
Estimated fair value	$92,717	$850,399	$493,630	$184,806	$1,621,552
Total mortgage-backed securities
Amortized cost					$1,828,715
Estimated fair value					$1,828,700
Total debt securities
Amortized cost					$3,432,466
Estimated fair value					$3,450,252

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    Financing Receivables:

During the fourth quarter of 2014, the Company completed its multi-year process of winding-down the operations of its industrial bank, First Security Business Bank, which included the sale of the bank’s loan portfolio and transfer of its customer deposits to a third party bank. The Company received proceeds from the sale of $42.3 million, net of $8.1 million related to customer deposits, and recorded a gain of $0.5 million.  Customer deposits were transferred at par value. Loans receivable, net totaled $73.8 million at December 31, 2013.

	December 31,
Notes receivable:	2014	2013
	(in thousands)

Secured	5,810	10,533
Unsecured	2,761	2,593
	8,571	13,126
Loss reserve	(2,441)	(2,584)
Notes receivable, net	$6,130	$10,542

Aging analysis of notes receivable at December 31, 2014 and 2013, is as follows:

	Total	Current	30-59 days past due	60-89 days past due	90 days or more past due	Non-accrual status
	(in thousands)
December 31, 2014
Notes Receivable:
Secured	$5,810	$4,929	$28	$—	$43	$810
Unsecured	2,761	1,121	7	—	—	1,633
	$8,571	$6,050	$35	$—	$43	$2,443
December 31, 2013
Notes Receivable:
Secured	$10,533	$5,784	$3,668	$—	$231	$850
Unsecured	2,593	771	—	—	—	1,822
	$13,126	$6,555	$3,668	$—	$231	$2,672

The aggregate annual maturities for notes receivable at December 31, 2014, is as follows:

Year	Notes Receivable
(in thousands)
2015	$2,035
2016	1,509
2017	719
2018	517
2019	2,603
2020 and thereafter	1,188
$8,571

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    Property and Equipment:

Property and equipment consists of the following:

	December 31,
	2014	2013
	(in thousands)
Land	$29,700	$29,816
Buildings	270,689	277,131
Furniture and equipment	186,237	182,912
Capitalized software	466,548	402,713
	953,174	892,572
Accumulated depreciation and amortization	(557,887)	(531,224)
	$395,287	$361,348

NOTE 6.    Goodwill:

A summary of the changes in the carrying amount of goodwill, by operating segment, for the years ended December 31, 2014 and 2013, is as follows:

	Title Insurance and Services	Specialty Insurance	Total
	(in thousands)
Balance as of December 31, 2012	$799,092	$46,765	$845,857
Acquisitions	4,456	—	4,456
Foreign currency translation	(4,287)	—	(4,287)
Balance as of December 31, 2013	799,261	46,765	846,026
Acquisitions	121,252	—	121,252
Foreign currency translation	(5,554)	—	(5,554)
Other adjustments	(1,779)	—	(1,779)
Balance as of December 31, 2014	$913,180	$46,765	$959,945

For further discussion about the Company’s acquisitions in 2014 see Note 21 Business Combinations.

The Company’s goodwill impairment assessments for 2014, 2013 and 2012 did not indicate impairment to any of its reporting units. There is no accumulated impairment for goodwill as the Company has never recognized impairment to any of its reporting units.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    Other Intangible Assets:

Other intangible assets consist of the following:

	December 31,
	2014	2013
	(in thousands)
Finite-lived intangible assets:
Customer relationships	$94,850	$77,382
Noncompete agreements	27,286	26,928
Trademarks	11,241	10,026
Patents	2,840	2,840
	136,217	117,176
Accumulated amortization	(97,282)	(88,624)
	38,935	28,552
Indefinite-lived intangible assets:
Licenses	16,877	17,795
	$55,812	$46,347

Amortization expense for finite-lived intangible assets was $12.6 million for the year ended December 31, 2014 and $12.0 million for the years ended December 31, 2013 and 2012.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
2015	$8,886
2016	$8,423
2017	$6,799
2018	$4,462
2019	$3,690

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    Deposits:

Deposit accounts are summarized as follows:

	December 31,
	2014	2013
	(in thousands, except percentages)
Escrow accounts:
Interest bearing	$1,962,351	$1,376,921
Non-interest bearing	266,281	176,964
	2,228,632	1,553,885
Savings accounts (1)	—	22,015
Certificate accounts (1)	—	26,596
Business checking and other deposits (2)	104,082	90,436
	$2,332,714	$1,692,932
Weighted average interest rate:
Escrow accounts	0.11%	0.13%

(1)

During the fourth quarter of 2014, the Company completed its multi-year process of winding-down the operations of its industrial bank, First Security Business Bank, which included the sale of the bank’s loan portfolio and transfer of its customer deposits to a third party bank. The Company received proceeds from the sale of $42.3 million, net of $8.1 million related to customer deposits, and recorded a gain of $0.5 million.  Customer deposits were transferred at par value.

(2)	Business checking and other deposits primarily reflect non-interest bearing accounts.

NOTE 9.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of year	$1,018,365	$976,462	$1,014,676
Provision related to:
Current year	385,155	380,723	335,097
Prior years	64,868	149,633	62,620
	450,023	530,356	397,717
Payments, net of recoveries, related to:
Current year	196,656	182,653	160,138
Prior years	273,094	296,657	285,848
	469,750	479,310	445,986
Other	13,142	(9,143)	10,055
Balance at end of year	$1,011,780	$1,018,365	$976,462

“Other” primarily represents reclassifications to the reserve for foreign currency gains/losses and assets acquired in connection with claim settlements. Claims activity associated with reinsurance is not material and, therefore, not presented separately. Current year payments include $174.4 million, $167.3 million and $144.1 million in 2014, 2013 and 2012, respectively, that primarily relate to the Company’s specialty insurance segment. Prior year payments include $23.2 million, $16.0 million and $16.7 million in 2014, 2013 and 2012, respectively, that relate to the Company’s specialty insurance segment.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 7.0%, 8.8% and 6.9% for the years ended December 31, 2014, 2013 and 2012, respectively.

The current year rate of 7.0% reflects an ultimate loss rate of 5.3% for the current policy year and a net increase in the loss reserve estimates for prior policy years of $62.2 million. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during 2014, primarily from domestic commercial policies.  The reserve strengthening associated with domestic commercial policies was $41.4 million and was primarily attributable to several large commercial claims, net of anticipated recoveries, mainly from mechanics liens, and primarily related to policy years 2003, 2005 and 2007.  Other factors, including a large international commercial claim from policy year 2004, also contributed to the net increase in the loss reserve estimates for prior policy years.

As of December 31, 2014, the title insurance and services segment’s IBNR reserve was $802.1 million, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $726.1 million to $990.5 million. The range limits are $76.0 million below and $188.4 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

The prior year rate of 8.8% reflected an ultimate loss rate of 5.0% for policy year 2013 and a net increase in the loss reserve estimates for prior policy years of $148.5 million. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during 2013, primarily from domestic lenders policies, commercial policies and the Company’s guaranteed valuation product offered in Canada.  The reserve strengthening associated with domestic lenders policies was $67.4 million and was primarily attributable to increased claims frequency for policy years 2004 through 2008.  The increased claims frequency was primarily due to mortgage lenders and servicers processing a large volume of foreclosures during 2013.  As foreclosure processing increases, lenders claims generally increase, because lenders claims typically come from foreclosures in which the lender suffers a loss.  At December 31, 2013, the Company expected the high level of foreclosure processing to continue in the near term as mortgage lenders and servicers worked through their foreclosure inventory.  The reserve strengthening associated with domestic lenders policies reflected these expectations.  The reserve strengthening associated with commercial policies was $38.8 million and was primarily attributable to several large commercial claims, mainly from mechanics liens, and primarily related to policy years 2007 and 2008.  The reserve strengthening associated with the guaranteed valuation product offered in Canada was $21.7 million and was primarily attributable to claims frequency exceeding the Company’s expectations during 2013.  The increase in frequency primarily related to policy years 2007 and 2010.

The 2012 rate of 6.9% reflected an ultimate loss rate of 5.1% for policy year 2012 and a net increase in the loss reserve estimates for prior policy years of $62.1 million. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during 2012, primarily from domestic lenders policies and international business, including the guaranteed valuation product offered in Canada. The reserve strengthening associated with domestic lenders policies was $25.6 million and was primarily attributable to policy years 2005 through 2007. This strengthening was primarily due to an increase in claims frequency experienced during 2012, partially offset by a slight decrease in severity. The reserve strengthening associated with the international business, excluding the guaranteed valuation product, was $15.6 million and was primarily related to increased severity experienced during 2012 for policy years 2003 through 2011. The reserve strengthening associated with the guaranteed valuation product was $11.8 million and reflected an increase in claims frequency experienced during the first half of 2012. The increase in frequency primarily related to policy years 2008 and 2009.

The current economic environment continues to show potential for volatility over the short term, which may affect title claims. Relevant contributing factors include continuing elevated foreclosure inventory and foreclosure processing and general economic uncertainty. Other factors, including factors not yet identified, may also influence claims development. While real estate and financial market conditions have improved to some extent as evidenced by increased real estate prices and a decline in mortgage defaults, significant uncertainty remains. In addition, while foreclosure inventory and foreclosure processing remain elevated compared to historic norms, the level of inventory and processing has declined from its peak.  Nevertheless, the current environment continues to create an increased potential for actual claims experience to vary

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significantly from projections, in either direction, which would directly affect the claims provision. If actual claims vary significantly from expected, reserves may be adjusted to reflect updated estimates of future claims.

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

The projected ultimate loss ratios, as of December 31, 2014, for policy years 2014, 2013 and 2012 were 5.3%, 4.6% and 3.8%, respectively, which are lower than the ratios for 2005 through 2008. These projections were based in part on an assumption that more favorable underwriting conditions existed in 2009 through 2014 than in 2005 through 2008, including, but not limited to, tighter loan underwriting standards. Current claims data from policy years 2009 through 2014, while still at an early stage of development for the more recent policy years within that period, supports this assumption.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	December 31, 2014		December 31, 2013
Known title claims	$165,330	16.3%	$135,478	13.3%
Incurred but not reported claims	802,069	79.3%	840,104	82.5%
Total title claims	967,399	95.6%	975,582	95.8%
Non-title claims	44,381	4.4%	42,783	4.2%
Total loss reserves	$1,011,780	100.0%	$1,018,365	100.0%

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    Notes and Contracts Payable:

	December 31,
	2014	2013
	(in thousands, except percentages)
4.60% senior unsecured notes due November 15, 2024, net of unamortized discount of $74 at December 31, 2014, effective interest rate of 4.60%	$299,926	$—
4.30% senior unsecured notes due February 1, 2023, net of unamortized discount of $760 and $837 at December 31, 2014 and 2013, respectively, effective interest rate of 4.35%	249,240	249,163
Trust deed notes with maturities through 2032, collateralized by land and buildings with a net book value of $52,414 and $55,206 at December 31, 2014 and 2013, respectively, weighted-average interest rate of 5.39% and 5.42%, at December 31, 2014 and 2013, respectively	34,420	38,151
Other notes and contracts payable with maturities through 2020, weighted-average interest rate of 5.30% and 2.96% at December 31, 2014 and 2013, respectively	3,751	22,971
	$587,337	$310,285

The weighted-average interest rate for the Company’s notes and contracts payable was 4.52% and 4.34% at December 31, 2014 and 2013, respectively.

On November 10, 2014, the Company issued $300.0 million of 4.60% 10-year senior unsecured notes due in 2024. The notes were priced at 99.975% to yield 4.603%. Interest is due semi-annually on May 15 and November 15, beginning May 15, 2015. The Company intends to use the net proceeds for general corporate purposes. In anticipation of the receipt of the net proceeds from this offering, the Company repaid all borrowings outstanding under its credit facility, increasing the available capacity thereunder to the full $700.0 million size of the facility.

In May 2014, the Company amended and restated its credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $700.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019. The obligations of the Company under the credit agreement are neither secured nor guaranteed. The agreement replaced the Company’s $600.0 million senior unsecured credit agreement that had been in place since November 14, 2012.  Proceeds under the credit agreement may be used for general corporate purposes. At December 31, 2014, the Company had no outstanding borrowings under the facility.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the loans will automatically accelerate. As of December 31, 2014, the Company was in compliance with the financial covenants under the credit agreement.

The aggregate annual maturities for notes and contracts payable in each of the five years after December 31, 2014, are as follows:

Year	Annual maturities
(in thousands)
2015	$4,899
2016	4,458
2017	5,009
2018	3,861
2019	3,593
Thereafter	565,517
$587,337

NOTE 11.    Net Investment Income:

The components of net investment income are as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Interest:
Cash equivalents and deposits with banks	$4,471	$3,694	$4,407
Debt securities	56,373	47,226	45,112
Other long-term investments	1,213	2,009	1,013
Loans receivable	3,755	5,474	8,132
Dividends on equity securities	11,961	11,776	5,388
Equity in earnings of affiliates, net	(16,545)	5,316	6,514
Other	10,488	14,400	10,465
Total investment income	71,716	89,895	81,031
Investment expenses (1)	(675)	—	—
Net investment income	$71,041	$89,895	$81,031

(1)	Investment expenses include fees paid to third party investment managers, which the Company began utilizing in 2014.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    Income Taxes:

For the years ended December 31, 2014, 2013 and 2012, domestic and foreign pretax income from continuing operations before noncontrolling interests was $301.8 million and $48.8 million, $286.2 million and $24.5 million, and $449.6 million and $17.8 million, respectively.

Income taxes are summarized as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$87,189	$86,406	$82,269
State	4,751	7,887	15,229
Foreign	812	24,331	8,234
	92,752	118,624	105,732
Deferred:
Federal	15,594	8,937	60,242
State	(304)	9,774	111
Foreign	8,303	(13,691)	(407)
	23,593	5,020	59,946
	$116,345	$123,644	$165,678

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	Year ended December 31,
	2014		2013		2012
	(in thousands, except percentages)
Taxes calculated at federal rate	$122,696	35.0%	$108,748	35.0%	$163,592	35.0%
State taxes, net of federal benefit	2,891	0.8	11,480	3.7	9,525	2.0
Change in liability for tax positions	412	0.1	3,537	1.1	2,033	0.4
Change in capital loss valuation allowance	—	—	—	—	(5,276)	(1.1)
Foreign income taxed at different rates	(6,091)	(1.7)	8,567	2.8	2,881	0.6
Foreign tax credits	(2,184)	(0.6)	(5,640)	(1.8)	(2,921)	(0.6)
Other items, net	(1,379)	(0.4)	(3,048)	(1.0)	(4,156)	(0.9)
	$116,345	33.2%	$123,644	39.8%	$165,678	35.4%

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 33.2% for 2014, 39.8% for 2013 and 35.4% for 2012. The differences in the effective tax rates were primarily due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits, changes in the ratio of permanent differences to income before income taxes and changes in the liability related to tax positions reported on the Company’s tax returns. The effective tax rate for 2012 included the release of a valuation allowance recorded against capital losses.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax liability are as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Deferred revenue	$9,887	$8,360
Employee benefits	74,068	73,302
Bad debt reserves	15,253	17,588
Investments in affiliates	13,670	8,026
Loss reserves	2,507	1,728
Pension	120,401	86,858
Net operating loss carryforward	23,727	27,762
Securities	—	1,880
Foreign tax credit	2,184	—
Other	8,712	6,782
	270,409	232,286
Valuation allowance	(15,706)	(18,119)
	254,703	214,167
Deferred tax liabilities:
Depreciable and amortizable assets	284,532	258,855
Claims and related salvage	36,653	21,196
Securities	8,934	—
	330,119	280,051
Net deferred tax liability	$75,416	$65,884

The exercise of stock options and vesting of RSUs represent a tax benefit that has been reflected as a reduction of taxes payable and an increase to equity. The benefits recorded were $6.9 million and $6.2 million for the years ended December 31, 2014 and 2013, respectively.

In connection with the Separation, the Company and TFAC entered into a tax sharing agreement which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At December 31, 2014 and 2013, the Company had a net payable to CoreLogic of $35.1 million and $56.5 million, respectively, related to tax matters prior to the Separation. This amount is included in the Company’s consolidated balance sheets in other accounts payable and accrued liabilities. The decrease during the current year was primarily the result of tax payments made and an examination settlement reached with a taxing authority for tax matters prior to the Separation.

At December 31, 2014, the Company had available a foreign tax credit carryover of $2.2 million.  The Company expects to utilize these credits within the carryover period.

At December 31, 2014, the Company had available net operating loss carryforwards for income tax purposes totaling $122.5 million, consisting of federal, state and foreign losses of $0.5 million, $38.5 million and $83.5 million, respectively.  Of the aggregate net operating losses, $41.2 million have an indefinite expiration and the remaining $81.3 million expire at various times beginning in 2015. The Company carries a valuation allowance of $15.7 million against its deferred tax assets.  Of this amount, $13.3 million relates to net operating losses; the remaining $2.4 million relates to other foreign deferred tax assets.  The year-over-year decrease in the overall valuation allowance relates to the utilization of certain foreign losses and other foreign deferred tax assets against current year income.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax assets. The ability or failure to achieve the forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets.  Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted in the next 12 months.

During 2012, the Company released a valuation allowance of $5.3 million previously recorded against certain of its deferred tax assets. Specifically, management determined that it was more likely than not that all of its tax capital loss items will be realized prior to expiration as the result of realized gains from sales of securities and favorable market value activity in its securities portfolio. Application of the accounting guidance related to intraperiod tax allocations resulted in the valuation allowance being credited to tax expense in the amount of $5.3 million during the year ended December 31, 2012. As of December 31, 2014, no significant capital loss carryover remains in the Company’s deferred tax inventory.

As of December 31, 2014 and 2013, United States taxes were not provided for on the cumulative earnings of the Company’s foreign subsidiaries of $132.8 million and $121.8 million, respectively, as the Company has invested or expects to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if the Company determines that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. It is not practicable to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation; however, foreign tax credits may be available to reduce federal income taxes in the event of distribution.

As of December 31, 2014, 2013 and 2012, the liability for income taxes associated with uncertain tax positions was $24.1 million, $47.8 million and $47.9 million, respectively. The net decrease in the liability during 2014 was primarily attributable to an examination settlement reached with a taxing authority for issues related to the timing of deductibility, which, accordingly, did not impact the Company’s consolidated statement of income.  The net decrease in the liability during 2013 was primarily attributable to the Company’s effective settlement of a prior year tax return position. The net increase in the liability during 2012 was primarily attributable to the Company’s claim for a timing deduction in a prior year tax return.  As of December 31, 2014, 2013 and 2012, the liabilities could be reduced by $3.4 million, $32.6 million and $32.6 million, respectively, of offsetting tax benefits associated with the correlative effects of potential adjustments including timing adjustments and state income taxes. The net amounts of $20.7 million, $15.2 million and $15.3 million as of December 31, 2014, 2013 and 2012, respectively, if recognized, would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 is as follows:

	December 31,
	2014	2013	2012
	(in thousands)
Unrecognized tax benefits—opening balance	$47,800	$47,900	$17,300
Gross (decreases) increases—tax positions in prior period	(24,100)	(600)	200
Gross increases—current period tax positions	400	500	30,500
Expiration of the statute of limitations for the assessment of taxes	—	—	(100)
Unrecognized tax benefits—ending balance	$24,100	$47,800	$47,900

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in tax expense. As of December 31, 2014, 2013 and 2012, the Company had accrued $8.9 million, $4.7 million and $4.2 million, respectively, of interest and penalties (net of tax benefits of $3.7 million, $1.9 million and $1.7 million, respectively) related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. The Company is no longer subject to U.S. federal, state and non-U.S. income tax examinations by taxing authorities for years prior to 2005.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The computation of basic and diluted earnings per share is as follows:

	2014	2013	2012
	(in thousands, except per share data)
Numerator
Net income attributable to the Company	$233,534	$186,367	$301,041
Less: dividends and undistributed earnings allocated to unvested RSUs	514	324	682
Net income allocated to common stockholders	$233,020	$186,043	$300,359
Denominator
Basic weighted-average shares	106,884	106,991	106,307
Effect of dilutive employee stock options and RSUs	1,804	2,111	2,235
Diluted weighted-average shares	108,688	109,102	108,542
Net income per share attributable to the Company’s stockholders
Basic	$2.18	$1.74	$2.83
Diluted	$2.15	$1.71	$2.77

For the years ended December 31, 2014, 2013 and 2012, 133 thousand, 11 thousand and 700 thousand, respectively, of stock options and RSUs were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.    Employee Benefit Plans:

The First American Financial Corporation 401(k) Savings Plan (the “Savings Plan”) allows for employee-elective contributions up to the maximum amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability, as well as the contributions of participants. Participants are allowed to purchase the Company’s common stock as one of the investment options, subject to certain limitations. The Savings Plan held 3,528,000 shares and 3,903,000 shares of the Company’s common stock, representing 3.3% and 3.7% of the Company’s total common shares outstanding at December 31, 2014 and 2013, respectively.

The Company maintains a deferred compensation plan for certain employees that allows participants to defer up to 100% of their salary, commissions and bonus. Participants can allocate their deferrals among a variety of investment crediting options (known as “deemed investments”). The term deemed investments means that the participant has no ownership interest in the funds they select; the funds are only used to measure the gains or losses that will be attributed to each participant’s deferral account over time. Participants can elect to have their deferral balance paid out while they are still employed or after their employment ends. The deferred compensation plan is exempt from most provisions of the Employee Retirement Income Security Act (“ERISA”) because it is only available to a select group of management and highly compensated employees and is not a qualified employee benefit plan. To preserve the tax-deferred savings advantages of a nonqualified deferred compensation plan, federal law requires that it be unfunded or informally funded. Participant deferrals, and any earnings on those deferrals, are general unsecured obligations of the Company. The Company informally funds the deferred compensation plan through a tax-advantaged investment known as variable universal life insurance. Deferred compensation plan assets are held as an asset of the Company within a special trust, called a “Rabbi Trust.” At December 31, 2014 and 2013, the value of the assets in the Rabbi Trust of $78.6 million and $73.2 million, respectively, and the unfunded liabilities of $76.4 million and $71.1 million, respectively, were included in the consolidated balance sheets in other assets and pension costs and other retirement plans, respectively.

The Company’s defined benefit pension plan is a noncontributory, qualified plan with benefits based on an employee’s compensation and years of service. The defined benefit pension plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008.

The Company also has nonqualified, unfunded supplemental benefit plans covering certain management personnel. The Executive and Management Supplemental Benefit Plans, subject to certain limitations, provide participants with maximum benefits of 30% and 15%, respectively, of average annual compensation over a fixed five year period. Effective January 1, 2011, the plans were closed to new participants.

Certain of the Company’s subsidiaries have separate savings plans and the Company’s international subsidiaries have other employee benefit plans. Expenses related to these plans and the Company’s deferred compensation plan are included in the table below under other plans, net.

The following table provides the principal components of the Company’s employee benefit plan expenses:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Expense:
Savings plan	$16,333	$10,458	$27,778
Defined benefit pension plans	13,465	20,975	22,657
Unfunded supplemental benefit plans	14,614	16,673	16,553
Other plans, net	9,259	15,479	10,166
	$53,671	$63,585	$77,154

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s benefit obligations, assets and funded status associated with its defined benefit pension and supplemental benefit plans:

	December 31,
	2014		2013
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$382,035	$226,458	$424,462	$250,226
Service costs	—	1,315	—	1,915
Interest costs	18,644	10,536	17,340	9,521
Plan amendment	—	—	—	2,088
Actuarial losses (gains)	76,164	37,281	(38,766)	(24,233)
Benefits paid	(26,176)	(13,453)	(21,001)	(13,059)
Projected benefit obligation at end of year	450,667	262,137	382,035	226,458
Change in plan assets:
Fair value of plan assets at beginning of year	313,469	—	294,216	—
Actual return on plan assets	24,400	—	10,971	—
Contributions	27,672	13,453	29,283	13,059
Benefits paid	(26,176)	(13,453)	(21,001)	(13,059)
Fair value of plan assets at end of year	339,365	—	313,469	—
Reconciliation of funded status:
Unfunded status of the plans	$(111,302)	$(262,137)	$(68,566)	$(226,458)
Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$(111,302)	$(262,137)	$(68,566)	$(226,458)
Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial loss	$219,081	$120,642	$162,084	$90,303
Unrecognized prior service cost (credit)	15	(24,964)	40	(29,142)
	$219,096	$95,678	$162,124	$61,161
Accumulated benefit obligation at end of year	$450,667	$262,137	$382,035	$226,458

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Expense:
Service costs	$1,315	$1,915	$1,712
Interest costs	29,180	26,861	29,068
Expected return on plan assets	(20,850)	(18,776)	(15,553)
Amortization of net actuarial loss	22,587	32,033	28,368
Amortization of prior service credit	(4,153)	(4,385)	(4,385)
	$28,079	$37,648	$39,210

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net actuarial loss and prior service credit for the defined benefit pension and supplemental benefit plans expected to be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year include an expense of $34.0 million and a credit of $4.2 million, respectively.

Weighted-average actuarial assumptions used to determine costs for the plans were as follows:

	December 31,
	2014	2013
Defined benefit pension plans
Discount rate	4.97%	4.18%
Rate of return on plan assets	6.50%	6.50%
Unfunded supplemental benefit plans
Discount rate	4.80%	3.91%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans were as follows:

	December 31,
	2014	2013
Defined benefit pension plans
Discount rate	4.07%	4.97%
Unfunded supplemental benefit plans
Discount rate	4.00%	4.80%

The discount rate assumption used for the Company’s benefit plans reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The Company adopted updated mortality tables published by the Society of Actuaries in October 2014.  The revised RP-2014 tables reflect substantial life expectancy improvements relative to the last tables published in 2000.

Assumptions for the expected long-term rate of return on assets of the defined benefit pension plans are based on future expectations for returns for each asset class based on the calculated market-related value of plan assets and the effect of periodic target asset allocation rebalancing, adjusted for the payment of reasonable expenses of the plan from plan assets. The expected long-term rate of return on assets was selected from within a reasonable range of rates determined by (1) historical real and expected returns for the asset classes covered by the investment policy and (2) projections of inflation over the long-term period during which benefits are payable to plan participants. The Company believes the assumptions are appropriate based on the investment mix and long-term nature of the plan’s investments. The use of expected long-term returns on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns, and therefore result in a pattern of income and cost recognition that more closely matches the pattern of the services provided by the employees.

The Company has a pension investment policy designed to meet or exceed the expected rate of return assumptions for assets of the plan. The policy’s investment objective is to increase the pension plan’s funding status such that the plan becomes fully funded on a plan termination basis by taking progressively less risk through aligning a greater percentage of plan assets with plan liabilities as the plan becomes more fully funded.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subject to the requirements of the investment policy, the investment manager may use commingled investment vehicles including but not limited to mutual funds, common trust funds, commingled trusts, and exchange traded funds. The investment policy prohibits certain investment transactions, including derivatives and other illiquid investments (e.g., private equity and real estate), subject to certain exceptions.

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

Asset allocation targets based on settlement funded status for the defined benefit pension plans are as follows:

Settlement funded status	Return seeking assets	Liability tracking assets
100.0%	0%	100%
97.5%	15%	85%
95.0%	30%	70%
92.5%	40%	60%
90.0%	50%	50%
87.5%	60%	40%
85.0%	70%	30%
Below 85.0%	85%	15%

A summary of the defined benefit pension plan’s asset allocations as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Asset category
Cash and cash equivalents	0.3%	0.7%
Equities	45.5%	48.3%
Fixed income funds	32.5%	29.7%
Balanced funds	19.4%	18.9%
Other	2.3%	2.4%

The Company expects to make cash contributions to its defined benefit and unfunded supplemental benefit plans of $21.7 million and $14.1 million, respectively, during 2015.

Benefit payments for all plans, which reflect expected future service, as appropriate, are expected to be made as follows:

Year	(in thousands)
2015	$36,141
2016	$36,100
2017	$38,607
2018	$40,498
2019	$42,110
Five years thereafter	$220,002

The Company categorizes its defined benefit pension plan assets carried at fair value using a three-level hierarchy for fair value measurements. See Note 15 Fair Value Measurements for a more in-depth discussion on the fair value hierarchy and a description for each level.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the fair value of the Company’s defined benefit pension plan assets as of December 31, 2014 and 2013:

December 31, 2014	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$1,101	$1,101	$—	$—
Equities (a)	154,279	101,304	52,975	—
Fixed income funds (b)	110,405	59,507	50,898	—
Balanced funds (c)	65,856	—	65,856	—
Other (d)	7,724	—	—	7,724
	$339,365	$161,912	$169,729	$7,724

December 31, 2013	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$2,080	$2,080	$—	$—
Equities (a)	151,604	95,860	55,744	—
Fixed income funds (b)	93,210	49,281	43,929	—
Balanced funds (c)	59,147	—	59,147	—
Other (d)	7,428	—	—	7,428
	$313,469	$147,221	$158,820	$7,428

(a) Investments in passively managed index funds, actively managed mutual funds with holdings in domestic and international equities, and investments in domestic equities. These investments are valued at the closing price reported on the major market on which the individual securities are traded or the Net Asset Value (“NAV”) provided by the administrator of the fund.

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

NOTE 15.    Fair Value Measurements:

Certain of the Company’s assets are carried at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company categorizes its assets and liabilities carried at fair value using a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. The hierarchy level assigned to the assets and liabilities is based on management’s assessment of the transparency and reliability of the inputs used to estimate the fair values at the measurement date. The three hierarchy levels are defined as follows:

Level 1—Valuations based on unadjusted quoted market prices in active markets for identical assets or liabilities.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 2—Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets or liabilities at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment.

If the inputs used to measure fair value fall into different levels of the fair value hierarchy, the hierarchy level assigned is based upon the lowest level of input that is significant to the fair value measurement.

Assets measured at fair value on a recurring basis

The valuation techniques and inputs used by the Company to estimate the fair value of assets measured on a recurring basis, are summarized as follows:

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the fair value of the Company’s assets measured on a recurring basis as of December 31, 2014 and 2013:

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Debt securities:
U.S. Treasury bonds	$64,982	$—	$64,982	$—
Municipal bonds	587,677	—	587,677	—
Foreign bonds	196,750	—	196,750	—
Governmental agency bonds	197,874	—	197,874	—
Governmental agency mortgage- backed securities	1,812,162	—	1,812,162	—
Non-agency mortgage-backed securities	16,538	—	—	16,538
Corporate debt securities	574,269	—	574,269	—
	3,450,252	—	3,433,714	16,538
Equity securities:
Preferred stocks	15,525	15,525	—	—
Common stocks	386,887	386,887	—	—
	402,412	402,412	—	—
Total assets	$3,852,664	$402,412	$3,433,714	$16,538

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2013
Assets:
Debt securities:
U.S. Treasury bonds	$66,384	$—	$66,384	$—
Municipal bonds	485,965	—	485,965	—
Foreign bonds	222,508	—	222,508	—
Governmental agency bonds	262,545	—	262,545	—
Governmental agency mortgage- backed securities	1,403,309	—	1,403,309	—
Non-agency mortgage-backed securities	19,022	—	—	19,022
Corporate debt securities	360,084	—	360,084	—
	2,819,817	—	2,800,795	19,022
Equity securities:
Preferred stocks	11,085	11,085	—	—
Common stocks	346,958	346,958	—	—
	358,043	358,043	—	—
Total assets	$3,177,860	$358,043	$2,800,795	$19,022

The Company did not have any transfers in and out of Level 1, Level 2 and Level 3 measurements during the years ended December 31, 2014 and 2013. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the changes in fair value of Level 3 assets measured on a recurring basis for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
(in thousands)	2014	2013
Non-agency mortgage-backed securities:
Fair value at beginning of year	$19,022	$21,846
Total gains/(losses) (realized and unrealized):
Included in earnings:
Net other-than-temporary impairment losses recognized in earnings	(1,701)	—
Included in other comprehensive income	1,225	4,174
Settlements	(2,008)	(6,998)
Fair value as of December 31	$16,538	$19,022
Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses recognized in earnings	$(1,701)	$—

The Company did not purchase or sell any non-agency mortgage-backed securities during the years ended December 31, 2014 and 2013.

Financial instruments not measured at fair value

In estimating the fair value of its financial instruments not measured at fair value, the Company used the following methods and assumptions:

Cash and cash equivalents

The carrying amount for cash and cash equivalents is a reasonable estimate of fair value due to the short-term maturity of these investments.

Deposits with banks

The fair value of deposits with banks is estimated based on rates currently offered for deposits of similar remaining maturities, where applicable.

Notes receivable, net

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2014 and 2013:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Cash and cash equivalents	$1,190,080	$1,190,080	$1,190,080	$—	$—
Deposits with banks	$21,445	$21,540	$4,068	$17,472	$—
Notes receivable, net	$6,130	$3,930	$—	$—	$3,930
Liabilities:
Deposits	$2,332,714	$2,332,714	$2,332,714	$—	$—
Notes and contracts payable	$587,337	$595,087	$—	$588,542	$6,545

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2013
Assets:
Cash and cash equivalents	$834,837	$834,837	$834,837	$—	$—
Deposits with banks	$23,492	$23,601	$2,070	$21,531	$—
Notes receivable, net	$10,542	$9,953	$—	$—	$9,953
Liabilities:
Deposits	$1,692,932	$1,693,138	$1,666,336	$26,802	$—
Notes and contracts payable	$310,285	$301,007	$—	$294,221	$6,786

NOTE 16.    Share-Based Compensation Plans:

The First American Financial Corporation 2010 Incentive Compensation Plan (the “Incentive Compensation Plan”), effective May 28, 2010, permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares and other stock-based awards. Eligible participants in the Incentive Compensation Plan include the Company’s directors and officers, as well as other employees. At December 31, 2014, 6.0 million shares of common stock remain available to be issued from either authorized and unissued shares or previously issued shares acquired by the Company, subject to certain annual limits based on the type of award granted. The Incentive Compensation Plan terminates 10 years from the effective date unless cancelled prior to that date by the Company’s board of directors.

The First American Financial Corporation 2010 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the option to purchase common stock of the Company at 85% of the lower of the closing price on either the first or last day of each quarterly offering period. There were 354,000 and 350,000 shares issued in connection with this plan for the years ended December 31, 2014 and 2013, respectively. At December 31, 2014, there were 3.4 million shares reserved for future issuances.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents compensation expense associated with the Company’s share-based compensation plans:

	2014	2013	2012
	(in thousands)
Expense:
Restricted stock units	$17,197	$20,827	$13,953
Stock options	271	8	—
Employee stock purchase plan	1,834	1,466	886
	$19,302	$22,301	$14,839

The following table summarizes RSU activity for the year ended December 31, 2014:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2013	2,720	$17.60
Granted during 2014	740	$26.76
Vested during 2014	(1,099)	$16.08
Forfeited during 2014	(24)	$18.45
RSUs unvested at December 31, 2014	2,337	$21.21

As of December 31, 2014, there was $19.6 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 3.0 years. The fair value of RSUs is generally based on the market value of the Company’s shares on the date of grant. The total fair value of shares vested and not distributed for the years ended December 31, 2014, 2013 and 2012 was $3.2 million, $4.3 million and $2.3 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2014:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2013	1,270	$18.03
Exercised during 2014	(584)	$15.51
Balance at December 31, 2014	686	$20.18	2.2 years	$9,405
Vested and expected to vest at December 31, 2014	686	$20.18	2.2 years	$9,405
Exercisable at December 31, 2014	586	$18.92	1.1 years	$8,786

As of December 31, 2014, there was $0.8 million of total unrecognized compensation cost related to unvested stock options of the Company that is expected to be recognized over a weighted-average period of 3.0 years.

Total intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was $7.0 million, $6.0 million and $7.1 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

NOTE 17.    Stockholders’ Equity:

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.9 million remained as of December 31, 2014. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the year ended December 31, 2014 and as of December 31, 2014, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.1 million.

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

Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of December 31, 2014 are as follows:

(in thousands)
Year
2015	$79,243
2016	71,155
2017	53,431
2018	36,296
2019	23,563
Thereafter	60,273
$323,961

Total rental expense for all operating leases and month-to-month rentals was $93.5 million, $94.6 million and $96.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Other commitments and guarantees

At December 31, 2014 and 2013, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $8.9 million and $14.7 million, respectively. The guarantee arrangements relate to promissory notes and other contracts that contingently require the Company to make payments to the guaranteed party upon the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential obligation under these guarantees totaled $8.9 million and $14.7 million at December 31, 2014 and 2013, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its consolidated balance sheets related to these guarantees at December 31, 2014 and 2013.

The Company also guarantees the obligations of certain of its subsidiaries. These obligations are included in the Company’s consolidated balance sheets as of December 31, 2014 and 2013.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19.    Accumulated Other Comprehensive Income (Loss):

Changes in the balances of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2011	$(13,409)	$4,793	$(168,837)	$(177,453)
Change in unrealized gains (losses) on securities	52,409	—	—	52,409
Change in unrealized gains (losses) on securities for which credit losses have been recognized in earnings	6,502	—	—	6,502
Change in foreign currency translation adjustments	—	5,131	—	5,131
Net actuarial loss	—	—	(46,602)	(46,602)
Amortization of net actuarial loss	—	—	28,368	28,368
Amortization of prior service cost	—	—	(4,385)	(4,385)
Tax effect	(23,564)	—	9,048	(14,516)
Balance at December 31, 2012	21,938	9,924	(182,408)	(150,546)
Change in unrealized gains (losses) on securities	(54,000)	—	—	(54,000)
Change in unrealized gains (losses) on securities for which credit losses have been recognized in earnings	3,809	—	—	3,809
Change in foreign currency translation adjustments	—	(13,650)	—	(13,650)
Net actuarial gain	—	—	53,080	53,080
Amortization of net actuarial loss	—	—	32,033	32,033
Amortization of prior service cost	—	—	(4,385)	(4,385)
Tax effect	19,526	—	(31,404)	(11,878)
Balance at December 31, 2013	(8,727)	(3,726)	(133,084)	(145,537)
Change in unrealized gains (losses) on securities	29,889	—	—	29,889
Change in unrealized gains (losses) on securities for which credit losses have been recognized in earnings	1,229	—	—	1,229
Change in foreign currency translation adjustments	—	(16,694)	—	(16,694)
Net actuarial loss	—	—	(109,924)	(109,924)
Amortization of net actuarial loss	—	—	22,587	22,587
Amortization of prior service cost	—	—	(4,153)	(4,153)
Tax effect	(11,480)	—	34,994	23,514
Balance at December 31, 2014	$10,911	$(20,420)	$(189,580)	$(199,089)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of accumulated other comprehensive income (loss) allocated to the Company and noncontrolling interests are as follows:

	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
2014
Allocated to the Company	$10,894	$(20,420)	$(189,580)	$(199,106)
Allocated to noncontrolling interests	17	—	—	17
Balance at December 31, 2014	$10,911	$(20,420)	$(189,580)	$(199,089)
2013
Allocated to the Company	$(8,734)	$(3,726)	$(133,084)	$(145,544)
Allocated to noncontrolling interests	7	—	—	7
Balance at December 31, 2013	$(8,727)	$(3,726)	$(133,084)	$(145,537)
2012
Allocated to the Company	$21,928	$9,924	$(182,408)	$(150,556)
Allocated to noncontrolling interests	10	—	—	10
Balance at December 31, 2012	$21,938	$9,924	$(182,408)	$(150,546)

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2014, 2013 and 2012:

	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
	(in thousands)
Year ended December 31, 2014
Pretax change before reclassifications	$52,693	$(16,694)	$(109,924)	$(73,925)
Reclassifications out of AOCI	(21,575)	—	18,434	(3,141)
Tax effect	(11,480)	—	34,994	23,514
Total other comprehensive income (loss), net of tax	$19,638	(16,694)	$(56,496)	$(53,552)
Year ended December 31, 2013
Pretax change before reclassifications	$(40,396)	$(13,650)	$53,080	$(966)
Reclassifications out of AOCI	(9,795)	—	27,648	17,853
Tax effect	19,526	—	(31,404)	(11,878)
Total other comprehensive income (loss), net of tax	$(30,665)	$(13,650)	$49,324	$5,009
Year ended December 31, 2012
Pretax change before reclassifications	$128,745	$5,131	$(46,602)	$87,274
Reclassifications out of AOCI	(69,834)	—	23,983	(45,851)
Tax effect	(23,564)	—	9,048	(14,516)
Total other comprehensive income (loss), net of tax	$35,347	$5,131	$(13,571)	$26,907

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effect of the reclassifications out of accumulated other comprehensive income (loss) on the respective line items in the consolidated statements of income:

	Amounts reclassified from accumulated other comprehensive income (loss)
	Year ended December 31,			Affected line items in the
(in thousands)	2014	2013		consolidated statements of income
Unrealized gains (losses) on securities:
Net realized gains (losses) on sales of securities	$23,276	$9,795		Net realized investment gains
Net other-than-temporary impairment losses	(1,701)	—		Net other-than-temporary impairment losses
Pretax total	$21,575	$9,795
Tax effect	$(7,959)	$(3,811)
Pension benefit adjustment:
Amortization of defined benefit pension and supplemental benefit plan items:
Net actuarial loss	$(22,587)	$(32,033)	(1)
Prior service credit	4,153	4,385	(1)
Pretax total	$(18,434)	$(27,648)
Tax effect	$7,051	$10,757

(1)	These accumulated other comprehensive income components are included in the computation of net periodic cost. See Note 14 Employee Benefit Plans for additional details.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

•

overcharged or improperly charged fees for products and services, denied home warranty claims, failed to timely file certain documents, and gave items of value to developers, builders and others as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including

•	Bushman v. First American Title Insurance Company, et al., filed on November 21, 2013 and pending in the Circuit Court of the State of Michigan, County of Washtenaw,
•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	DeLaurentis v. Data Tree Information Services LLC, filed on January 16, 2015 and pending in the United States District Court for the Southern District of New York,
•	Gunning v. First American Title Insurance Company, filed on July 14, 2008 and pending in the United States District Court for the Eastern District of Kentucky,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Snyder v. First American Financial Corporation, et al., filed on June 21, 2014 and pending in the United States District Court for the District of Colorado,
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	In re First American Home Buyers Protection Corporation, consolidated on October 9, 2014 and pending in the United States District Court for the Southern District of California.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 21.    Business Combinations:

In March 2014, the Company completed the acquisition of a company that provides loan quality analytics, decision support tools and loan review services for the mortgage industry for a purchase price of $151.2 million. The Company completed additional acquisitions during 2014 for an aggregate purchase price of $11.3 million. The Company allocates the purchase price of each acquisition to the assets acquired and liabilities assumed using a variety of valuation techniques, including discounted cash flow analysis. These acquisitions have been included in the Company’s title insurance and services segment.

During the year ended December 31, 2013, the Company completed acquisitions for an aggregate purchase price of $5.3 million in cash and accrued contingent consideration of $1.2 million. The purchase price of each acquisition was allocated to the assets acquired and liabilities assumed using a variety of valuation techniques including discounted cash flow analysis. These four acquisitions have been included in the Company’s title insurance and services segment.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information about the Company’s operations, by segment, for each of the past three years is as follows:

	Revenues	Depreciation and amortization	Equity in earnings of affiliates, net	Income (loss) before income taxes	Assets	Investments in equity method affiliates	Capital expenditures
	(in thousands)
2014
Title Insurance and Services	$4,304,428	$77,820	$(16,545)	$373,024	$6,767,245	$106,083	$95,949
Specialty Insurance	368,666	4,978	—	52,974	506,242	—	3,412
Corporate	6,415	2,799	—	(75,438)	464,980	—	—
Eliminations	(1,560)	—	—	—	(72,367)	—	—
	$4,677,949	$85,597	$(16,545)	$350,560	$7,666,100	$106,083	$99,361
2013
Title Insurance and Services	$4,606,088	$66,956	$7,387	$350,165	$5,751,632	$124,921	$83,469
Specialty Insurance	339,613	4,865	—	42,132	499,788	—	3,673
Corporate	13,008	3,095	(2,071)	(81,589)	369,385	101	—
Eliminations	(2,632)	—	—	—	(61,622)	—	—
	$4,956,077	$74,916	$5,316	$310,708	$6,559,183	$125,022	$87,142
2012
Title Insurance and Services	$4,200,520	$67,610	$7,677	$473,681	$5,427,432	$127,217	$78,614
Specialty Insurance	315,171	4,553	—	47,459	487,780	—	5,278
Corporate	29,892	2,787	(1,163)	(53,349)	299,707	2,753	—
Eliminations	(3,762)	—	—	(385)	(137,293)	—	—
	$4,541,821	$74,950	$6,514	$467,406	$6,077,626	$129,970	$83,892

Revenues from external customers allocated between domestic and foreign operations, and by segment, for each of the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
	2014		2013		2012
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance and Services	$3,977,498	$325,393	$4,283,067	$320,413	$3,865,480	$332,577
Specialty Insurance	368,666	—	339,613	—	313,889	—
	$4,346,164	$325,393	$4,622,680	$320,413	$4,179,369	$332,577

Long-lived assets allocated between domestic and foreign operations, and by segment, as of December 31, 2014, 2013 and 2012 are as follows:

	December 31,
	2014		2013		2012
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance and Services	$1,792,387	$122,045	$1,610,310	$135,912	$1,580,399	$151,289
Specialty Insurance	105,062	—	105,724	—	104,698	—
	$1,897,449	$122,045	$1,716,034	$135,912	$1,685,097	$151,289

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2014
Revenues	$1,012,799	$1,149,969	$1,259,730	$1,255,451
Income before income taxes	$35,253	$76,458	$115,952	$122,897
Net income	$21,852	$50,688	$80,937	$80,738
Net income attributable to noncontrolling interests	$128	$94	$232	$227
Net income attributable to the Company	$21,724	$50,594	$80,705	$80,511
Net income per share attributable to the Company’s stockholders (1):
Basic	$0.20	$0.47	$0.75	$0.75
Diluted	$0.20	$0.47	$0.74	$0.74

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

SCHEDULE I

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

December 31, 2014

Column A	Column B	Column C		Column D
Type of investment	Cost	Market value		Amount at which shown in the balance sheet
Deposits with banks:
Consolidated	$21,445	$21,540		$21,445
Debt securities:
U.S. Treasury bonds
Consolidated	$64,195	$64,982		$64,982
Municipal bonds
Consolidated	$577,703	$587,677		$587,677
Foreign bonds
Consolidated	$194,749	$196,750		$196,750
Governmental agency bonds
Consolidated	$198,330	$197,874		$197,874
Governmental agency mortgage-backed securities
Consolidated	$1,812,766	$1,812,162		$1,812,162
Non-agency mortgage-backed securities
Consolidated	$15,949	$16,538		$16,538
Corporate debt securities
Consolidated	$568,774	$574,269		$574,269
Total debt securities:
Consolidated	$3,432,466	$3,450,252		$3,450,252
Equity securities:
Consolidated	$393,914	$402,412		$402,412
Notes receivable, net:
Consolidated	$6,130	$3,930		$6,130
Other long-term investments:
Consolidated	$153,653	$153,653	(1)	$153,653
Total investments:
Consolidated	$4,007,608	$4,031,787		$4,033,892

(1)	As other long-term investments are not publicly traded, reasonable estimate of the fair values could not be made without incurring excessive costs.

SCHEDULE II

1 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2014	2013
Assets
Cash and cash equivalents	$328,949	$221,666
Income taxes receivable	5,547	37,632
Investment in subsidiaries	3,333,613	2,944,803
Deferred income taxes	19,712	27,478
Other assets	105,344	88,752
	$3,793,165	$3,320,331
Liabilities and Equity
Accounts payable and other accrued liabilities	$55,021	$75,656
Pension costs and other retirement plans	451,501	371,671
Income taxes payable	6,228	—
Due to subsidiaries, net	77	14,236
Deferred income taxes	95,128	93,362
Notes and contracts payable	549,166	249,163
Notes and contracts payable to subsidiaries	60,000	60,000
	1,217,121	864,088
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares;
Outstanding—107,541 shares and 105,900 shares	1	1
Additional paid-in capital	2,109,712	2,077,828
Retained earnings	662,310	520,764
Accumulated other comprehensive loss	(199,106)	(145,544)
Total stockholders’ equity	2,572,917	2,453,049
Noncontrolling interests	3,127	3,194
Total equity	2,576,044	2,456,243
	$3,793,165	$3,320,331

See notes to condensed financial statements

SCHEDULE II

2 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Revenues
Dividends from subsidiaries	$342,488	$372,996	$285,141
Other income	6,412	12,804	29,839
	348,900	385,800	314,980
Expenses
Other expenses	33,959	36,184	24,569
Income before income taxes and equity in undistributed earnings (losses) of subsidiaries	314,941	349,616	290,411
Income taxes	104,523	139,127	102,940
Equity in undistributed earnings (losses) of subsidiaries	23,797	(23,425)	114,257
Net income	234,215	187,064	301,728
Less: Net income attributable to noncontrolling interests	681	697	687
Net income attributable to the Company	$233,534	$186,367	$301,041

See notes to condensed financial statements

SCHEDULE II

3 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$234,215	$187,064	$301,728
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities	18,862	(32,992)	31,445
Unrealized gain on securities for which credit losses have been recognized in earnings	776	2,327	3,902
Foreign currency translation adjustment	(16,694)	(13,650)	5,131
Pension benefit adjustment	(56,496)	49,324	(13,571)
Total other comprehensive income (loss), net of tax	(53,552)	5,009	26,907
Comprehensive income	180,663	192,073	328,635
Less: Comprehensive income attributable to noncontrolling interests	691	694	691
Comprehensive income attributable to the Company	$179,972	$191,379	$327,944

See notes to condensed financial statements

SCHEDULE II

4 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Cash provided by (used for) operating activities	$54,298	$71,326	$(38,703)
Cash flows from investing activities:
Net cash effect of acquisitions	(151,570)	—	—
Proceeds from sales of equity securities	—	—	137,823
Contributions to subsidiaries	(11,396)	(800)	(10,999)
Net change in other long-term investments	1,490	6,549	595
Cash (used for) provided by investing activities	(161,476)	5,749	127,419
Cash flows from financing activities:
Net proceeds from issuance of debt	593,943	249,095	440,000
Repayment of debt	(300,000)	(160,000)	(480,000)
Repayment of debt to subsidiaries	—	—	(2,902)
Excess tax benefits from share-based compensation	6,856	6,202	2,372
Net proceeds in connection with share-based compensation plans	3,601	1,736	12,668
Purchase of Company shares	—	(64,606)	—
Cash dividends	(89,939)	(51,324)	(44,705)
Cash provided by (used for) financing activities	214,461	(18,897)	(72,567)
Net increase in cash and cash equivalents	107,283	58,178	16,149
Cash and cash equivalents—Beginning of period	221,666	163,488	147,339
Cash and cash equivalents—End of period	$328,949	$221,666	$163,488

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

NOTE 2.    Dividends Received:

The holding company received cash dividends from subsidiaries of $79.1 million, $125.1 million and $11.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

SCHEDULE III

1 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2014
Title Insurance and Services	$2,179	$969,008	$14,265
Specialty Insurance	25,316	42,772	188,499
Total	$27,495	$1,011,780	$202,764
2013
Title Insurance and Services	$2,375	$977,355	$14,544
Specialty Insurance	24,437	41,010	177,640
Total	$26,812	$1,018,365	$192,184

SCHEDULE III

2 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Premiums and escrow fees	Net investment income (1)	Loss provision	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
2014
Title Insurance and Services	$3,603,080	$83,635	$253,122	$2,746	$761,584	$—
Specialty Insurance	353,812	12,594	196,901	(878)	45,599	364,782
Corporate	—	6,415	—	—	26,528	—
Eliminations	—	(1,536)	—	—	(30)	—
Total	$3,956,892	$101,108	$450,023	$1,868	$833,681	$364,782
2013
Title Insurance and Services	$3,900,132	$79,940	$343,461	$1,261	$816,870	$—
Specialty Insurance	329,194	8,767	186,895	(2,529)	41,725	344,433
Corporate	—	13,008	—	—	27,264	—
Eliminations	—	(2,609)	—	—	(54)	—
Total	$4,229,326	$99,106	$530,356	$(1,268)	$885,805	$344,433
2012
Title Insurance and Services	$3,455,592	$101,495	$237,427	$1,174	$769,477	$—
Specialty Insurance	296,053	17,513	160,290	(108)	42,395	312,696
Corporate	—	29,892	—	—	24,462	—
Eliminations	—	(3,747)	—	—	(15)	—
Total	$3,751,645	$145,153	$397,717	$1,066	$836,319	$312,696

(1)	Net investment income includes net investment income, net realized investment gains and net other-than-temporary impairment losses.

SCHEDULE IV

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(in thousands, except percentages)

Segment	Premiums and escrow fees before reinsurance	Ceded to other companies	Assumed from other companies	Premiums and escrow fees	Percentage of amount assumed to premiums and escrow fees
Title Insurance and Services
2014	$3,627,921	$28,727	$3,886	$3,603,080	0.1%
2013	$3,923,117	$27,483	$4,498	$3,900,132	0.1%
2012	$3,472,675	$19,884	$2,801	$3,455,592	0.1%
Specialty Insurance
2014	$363,044	$9,232	$—	$353,812	0.0%
2013	$338,204	$9,010	$—	$329,194	0.0%
2012	$305,073	$9,020	$—	$296,053	0.0%

SCHEDULE V

1 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2014

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$31,831	$12,352	$—	$9,521	(A)	$34,662
Reserve for known and incurred but not reported claims:
Consolidated	$1,018,365	$450,023	$13,142	$469,750	(B)	$1,011,780
Reserve deducted from notes receivable:
Consolidated	$2,584	$128	$—	$271		$2,441
Reserve deducted from deferred income taxes:
Consolidated	$18,119	$—	$—	$2,413		$15,706

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

SCHEDULE V

2 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2013

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$30,917	$7,478	$—	$6,564	(A)	$31,831
Reserve for known and incurred but not reported claims:
Consolidated	$976,462	$530,356	$(9,143)	$479,310	(B)	$1,018,365
Reserve deducted from notes receivable:
Consolidated	$2,902	$(132)	$—	$186		$2,584
Reserve deducted from deferred income taxes:
Consolidated	$14,172	$3,578	$369	$—		$18,119

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

SCHEDULE V

3 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2012

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$30,504	$4,927	$—	$4,514	(A)	$30,917
Reserve for known and incurred but not reported claims:
Consolidated	$1,014,676	$397,717	$10,055	$445,986	(B)	$976,462
Reserve deducted from notes receivable:
Consolidated	$4,183	$462	$—	$1,743		$2,902
Reserve deducted from deferred income taxes:
Consolidated	$21,426	$—	$15	$7,269		$14,172

Note A—Amount represents accounts written off, net of recoveries.

Note B—Amount represents claim payments, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of December 31, 2014, the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that assessment under the framework in Internal Control—Integrated Framework (2013), management determined that, as of December 31, 2014, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements provided in Item 8, above, has issued a report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On February 20, 2015, the board of directors amended the Company’s bylaws to add language that (i) requires a director nominee to offer to resign if he or she receives a greater number of “withhold” votes than “for” votes in an uncontested election and (ii) designates Delaware courts as the exclusive forum for the adjudication of certain stockholder disputes.

The majority voting provision set forth in Section 3.2 of the amended and restated bylaws generally provides that:  (a) in an uncontested election any nominee for director who receives a greater number of “withhold” votes than votes “for” his or her election will promptly tender his or her resignation as a director; (b) the board of directors will decide within ninety

(90) days following certification of the stockholder vote whether to accept or reject the resignation offer; and (c) if the board of directors accepts the resignation offer, it will thereafter determine whether to fill the resulting vacancy or reduce the size of the board of directors.

The forum selection provision set forth in Article IX of the amended and restated bylaws generally provides that, unless the Company otherwise consents in writing, the sole and exclusive forum for any stockholder to bring:  (a) any derivative action or proceeding brought on behalf of the Company, (b) any action asserting a claim of breach of a fiduciary duty to the Company or the Company’s stockholders, (c) any action asserting a claim arising pursuant to any provisions of the Delaware General Corporation Law or the Company’s certificate of incorporation or bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine shall be a state court located within the State of Delaware (or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware). The Company’s board of directors believes that the forum selection amendment is in the best interests of the stockholders because, among other reasons, Delaware courts have developed expertise in resolving disputes regarding corporate litigation and it is the same state in which the Company is incorporated. Focusing litigation in one jurisdiction avoids unnecessary risk, uncertainty and expense from potentially concurrent multi-jurisdictional litigation. The board of directors expects the exclusive forum to result in a more predictable outcome in those legal actions covered by the forum selection amendment and avoid unnecessary expenditure of Company resources. The forum selection amendment does not preclude any type of legal actions against the Company or its directors or officers; rather, it directs certain legal actions to a single jurisdiction that is focused on and experienced with Delaware law, with the goal of securing a more efficient and effective resolution of those legal actions. The forum selection amendment also preserves the ability of the Company to consent to the selection of an alternative forum.

The description of the amendments to the Company's bylaws provided herein is qualified in its entirety by reference to the Company's amended and restated bylaws, which are attached hereto as Exhibit 3.2 and are incorporated by reference into this Item 9B.

PART III

The information required by Items 10 through 14 of this report is expected to be set forth in the sections entitled “Information Regarding the Nominees for Election,” “Information Regarding the Other Incumbent Directors,” “Election of Class I Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board and Committee Meetings,” “Executive Compensation,” “Compensation Discussion and Analysis,” “2014 Director Compensation,” “Codes of Ethics,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Securities Authorized for Issuance under Equity Compensation Plans,” “Who are the largest principal stockholders outside of management?,” “Security Ownership of Management,” “Principal Accounting Fees and Services” “Policy on Audit Committee Pre-approval of Audit and Permissible Nonaudit Services of Independent Auditor,” “Transactions with Management and Others” and “Independence of Directors” in the Company’s definitive proxy statement, and is hereby incorporated in this report and made a part hereof by reference. If the definitive proxy statement is not filed within 120 days after the close of the fiscal year, the Company will file an amendment to this Annual Report on Form 10-K to include the information required by Items 10 through 14.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a	)	1. & 2.	Financial Statements and Financial Statement Schedules
The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 48 in Item 8 of Part II of this report.
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
Date: February 23, 2015
By	/S/ MARK E. SEATON
Mark E. Seaton
Chief Financial Officer
(Principal Financial Officer)
Date: February 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DENNIS J. GILMORE Dennis J. Gilmore	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2015

/S/ Mark E. Seaton Mark E. Seaton	Chief Financial Officer (Principal Financial Officer)	February 23, 2015

/S/ Matthew F. Wajner Matthew F. Wajner	Chief Accounting Officer (Principal Accounting Officer)	February 23, 2015

/S/ PARKER S. KENNEDY Parker S. Kennedy	Chairman of the Board of Directors	February 23, 2015

/S/ ANTHONY K. ANDERSON Anthony K. Anderson	Director	February 23, 2015

/S/ GEORGE L. ARGYROS George L. Argyros	Director	February 23, 2015

/S/ JAMES L. DOTI James L. Doti	Director	February 23, 2015

/S/ MICHAEL D. MCKEE Michael D. McKee	Director	February 23, 2015

/S/ THOMAS V. MCKERNAN Thomas V. McKernan	Director	February 23, 2015

/S/ Mark C. Oman Mark C. Oman	Director	February 23, 2015

Signature	Title	Date
/S/ HERBERT B. TASKER Herbert B. Tasker	Director	February 23, 2015

/S/ VIRGINIA M. UEBERROTH Virginia M. Ueberroth	Director	February 23, 2015

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2010.

3.2	Amended and Restated Bylaws of First American Financial Corporation, effective as of February 20, 2015.	Attached.

4.1	Indenture, dated as of January 24, 2013, between First American Financial Corporation and U.S. Bank National Association, as trustee.	Incorporated by reference herein to Exhibit 4.1 to the Form S-3ASR filed January 24, 2013.

4.2	First Supplemental Indenture, dated as of January 29, 2013, between First American Financial Corporation and U.S. Bank National Association.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K dated January 29, 2013.

4.3	Second Supplemental Indenture, dated as of November 10, 2014, between First American Financial Corporation and U.S. Bank National Association.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K dated November 10, 2014.

4.4	Form of 4.30% Senior Notes due 2023.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K dated January 29, 2013.

4.5	Form of 4.60% Senior Notes due 2024.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K dated November 10, 2014.

10.1	Separation and Distribution Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K dated June 1, 2010.

10.2	Amended and Restated Credit Agreement dated as of May 14, 2014, among First American Financial Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.3	Tax Sharing Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K dated June 1, 2010.

10.4	Third Amended and Restated Secured Promissory Note of First American Financial Corporation to First American Title Insurance Company in the amount of $60,000,000.00, dated as of September 30, 2013.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

*10.5	First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Incorporated by reference herein to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.5.1	Amendment No. 1, dated January 21, 2015, to First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Attached.

*10.6	First American Financial Corporation Deferred Compensation Plan, amended and restated effective as of January 1, 2012.	Incorporated by reference herein to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2011.

Exhibit No.	Description	Location
*10.7	First American Financial Corporation 2010 Incentive Compensation Plan, effective May 28, 2010.	Incorporated by reference herein to Appendix A to the Definitive Proxy Statement on Schedule 14A filed April 9, 2012.

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

Incorporated by reference herein to Exhibit 10.7.4 to the Annual Report on Form 10-K for the year ended December 31, 2013.

*10.7.4

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 21, 2015.

Attached.

*10.7.5	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 25, 2010.	Incorporated by reference herein from Exhibit 10(zz) to The First American Corporation (n/k/a CoreLogic, Inc.) Annual Report on Form 10-K for the year ended December 31, 2009.

*10.7.6	Form of Notice of Restricted Stock Unit Grant and Restricted Stock Unit Award Agreement approved June 10, 2010.	Incorporated by reference herein to Exhibit 10(i) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

*10.7.7	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 11, 2011.	Incorporated by reference herein to Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.7.8	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 17, 2012.	Incorporated by reference herein to Exhibit 10.21.1 to the Annual Report on Form 10-K for the year ended December 31, 2011.

*10.7.9	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 15, 2013.	Incorporated by reference herein to Exhibit 10.7.10 to the Annual Report on Form 10-K for the year ended December 31, 2012.

*10.7.10	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 14, 2014.	Incorporated by reference herein to Exhibit 10.7.12 to the Annual Report on Form 10-K for the year ended December 31, 2013.

*10.7.11	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 21, 2015.	Attached.

*10.7.12	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 15, 2013.	Incorporated by reference herein to Exhibit 10.7.15 to the Annual Report on Form 10-K for the year ended December 31, 2012.

Exhibit No.	Description	Location
*10.7.13	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 14, 2014.	Incorporated by reference herein to Exhibit 10.7.14 to the Annual Report on Form 10-K for the year ended December 31, 2013.

*10.7.14	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 21, 2015.	Attached.

*10.8	Employment Agreement, dated May 22, 2014, between First American Financial Corporation and Dennis J. Gilmore.	Incorporated by reference herein to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

*10.9	Employment Agreement, dated May 22, 2014, between First American Financial Corporation and Kenneth D. DeGiorgio.	Incorporated by reference herein to Exhibit 10. 3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

*10.10	Employment Agreement, dated May 15, 2014, between First American Financial Corporation and Christopher M. Leavell.	Incorporated by reference herein to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

*10.11	Employment Agreement, dated May 15, 2014, between First American Financial Corporation and Mark E. Seaton.	Incorporated by reference herein to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

*10.12	First American Financial Corporation Form of Amended and Restated Change in Control Agreement effective as of December 31, 2010.	Incorporated by reference herein to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(21)	Subsidiaries of the registrant.	Attached.

(23)	Consent of Independent Registered Public Accounting Firm.	Attached.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934.	Attached.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.