Form 10-Q
period 2015-03-31
First American Financial Corp
filed 2015-04-23
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

On April 17, 2015, there were 108,397,408 shares of common stock outstanding.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 2 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING BUT NOT LIMITED TO THOSE RELATING TO:

•	THE EFFECT OF PENDING ACCOUNTING PRONOUNCEMENTS ON THE COMPANY’S FINANCIAL STATEMENTS;
•	EXPECTED PENSION PLAN AND SUPPLEMENTAL BENEFIT PLAN CONTRIBUTIONS AND RETURNS;
•	THE EFFECT OF LAWSUITS, REGULATORY EXAMINATIONS AND INVESTIGATIONS AND OTHER LEGAL PROCEEDINGS ON THE COMPANY’S FINANCIAL CONDITION, RESULTS OF OPERATIONS OR CASH FLOWS;
•	FUTURE PAYMENT OF DIVIDENDS;
•	THE SUFFICIENCY OF THE COMPANY’S RESOURCES TO SATISFY OPERATIONAL CASH REQUIREMENTS;
•	THE EFFECTS OF THE CONSUMER FINANCIAL PROTECTION BUREAU’S INTEGRATED DISCLOSURE RULES;
•	THE LIKELIHOOD OF CHANGES IN EXPECTED ULTIMATE LOSSES AND CORRESPONDING LOSS RATES AND CLAIM RESERVES;
•	THE LIKELIHOOD AND EFFECTS OF CYBER ATTACKS AND SIMILAR INCIDENTS;
•	FUTURE ACQUISITIONS; AND
•	CANADIAN EXCISE TAXES FOR SERVICES PROVIDED TO LENDERS,

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$878,397	$1,190,080
Accounts and accrued income receivable, net	259,327	276,610
Income taxes receivable	2,682	5,547
Investments:
Deposits with banks	17,679	21,445
Debt securities, includes pledged securities of $121,784 and $120,742	4,039,816	3,450,252
Equity securities	286,329	402,412
Other investments	157,586	159,783
	4,501,410	4,033,892
Property and equipment, net	396,353	395,287
Title plants and other indexes	535,814	530,589
Deferred income taxes	19,712	19,712
Goodwill	983,707	959,945
Other intangible assets, net	52,629	55,812
Other assets	189,461	198,626
	$7,819,492	$7,666,100
Liabilities and Equity
Deposits	$2,612,350	$2,332,714
Accounts payable and accrued liabilities	782,062	854,105
Deferred revenue	189,232	202,764
Reserve for known and incurred but not reported claims	946,847	1,011,780
Income taxes payable	5,509	6,228
Deferred income taxes	91,371	95,128
Notes and contracts payable	585,551	587,337
	5,212,922	5,090,056
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—108,367 shares and 107,541 shares	1	1
Additional paid-in capital	2,124,751	2,109,712
Retained earnings	672,275	662,310
Accumulated other comprehensive loss	(193,091)	(199,106)
Total stockholders’ equity	2,603,936	2,572,917
Noncontrolling interests	2,634	3,127
Total equity	2,606,570	2,576,044
	$7,819,492	$7,666,100

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues
Direct premiums and escrow fees	$518,504	$433,872
Agent premiums	426,327	420,924
Information and other	146,648	137,642
Net investment income	20,558	17,767
Net realized investment (losses) gains	(953)	2,594
	1,111,084	1,012,799
Expenses
Personnel costs	358,000	326,518
Premiums retained by agents	342,460	336,665
Other operating expenses	208,557	188,367
Provision for policy losses and other claims	101,554	89,883
Depreciation and amortization	20,854	19,972
Premium taxes	13,469	12,290
Interest	7,242	3,851
	1,052,136	977,546
Income before income taxes	58,948	35,253
Income taxes	21,152	13,401
Net income	37,796	21,852
Less: Net income attributable to noncontrolling interests	164	128
Net income attributable to the Company	$37,632	$21,724
Net income per share attributable to the Company’s stockholders (Note 8):
Basic	$0.35	$0.20
Diluted	$0.34	$0.20
Cash dividends declared per share	$0.25	$0.36
Weighted-average common shares outstanding (Note 8):
Basic	107,744	106,166
Diluted	109,444	108,276

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net income	$37,796	$21,852
Other comprehensive income (loss), net of tax:
Unrealized gain on securities	20,073	12,200
Foreign currency translation adjustment	(18,660)	(6,040)
Pension benefit adjustment	4,600	3,891
Total other comprehensive income (loss), net of tax	6,013	10,051
Comprehensive income	43,809	31,903
Less: Comprehensive income attributable to noncontrolling interests	162	131
Comprehensive income attributable to the Company	$43,647	$31,772

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$37,796	$21,852
Adjustments to reconcile net income to cash used for operating activities:
Provision for policy losses and other claims	101,554	89,883
Depreciation and amortization	20,854	19,972
Amortization of premiums and accretion of discounts on debt securities, net	6,676	6,680
Excess tax benefits from share-based compensation	(5,588)	(4,036)
Net realized investment losses (gains)	953	(2,594)
Share-based compensation	10,858	9,397
Equity in earnings of affiliates, net	(1,130)	2,031
Dividends from equity method investments	2,433	205
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(135,692)	(123,039)
Net change in income tax accounts	(7,052)	9,625
(Increase) decrease in accounts and accrued income receivable	(600)	3,837
Decrease in accounts payable and accrued liabilities	(98,704)	(133,600)
Decrease in deferred revenue	(13,033)	(13,419)
Other, net	14,358	8,585
Cash used for operating activities	(66,317)	(104,621)
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(25,860)	(165,858)
Net decrease in deposits with banks	3,354	611
Purchases of debt and equity securities	(806,547)	(202,519)
Proceeds from sales of debt and equity securities	255,643	142,938
Proceeds from maturities of debt securities	104,070	74,716
Net change in other investments	1,784	909
Net paydowns on loans receivable	—	4,276
Capital expenditures	(31,881)	(21,158)
Proceeds from sale of property and equipment	4,197	—
Cash used for investing activities	(495,240)	(166,085)
Cash flows from financing activities:
Net change in deposits	279,636	69,185
Net proceeds from issuance of debt	—	150,000
Repayment of debt	(1,123)	(3,210)
Net activity related to noncontrolling interests	(655)	(624)
Excess tax benefits from share-based compensation	5,588	4,036
Net payments in connection with share-based compensation plans	(2,093)	(402)
Cash dividends	(26,981)	(12,759)
Cash provided by financing activities	254,372	206,226
Effect of exchange rate changes on cash	(4,498)	63
Net decrease in cash and cash equivalents	(311,683)	(64,417)
Cash and cash equivalents—Beginning of period	1,190,080	834,837
Cash and cash equivalents—End of period	$878,397	$770,420
Supplemental information:
Cash paid during the period for:
Interest	$6,493	$6,543
Premium taxes	$23,670	$24,156
Income taxes, less refunds of $579 and $89	$28,260	$3,952

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2014	107,541	$1	$2,109,712	$662,310	$(199,106)	$2,572,917	$3,127	$2,576,044
Net income for three months ended March 31, 2015	—	—	—	37,632	—	37,632	164	37,796
Dividends on common shares	—	—	—	(26,981)	—	(26,981)	—	(26,981)
Shares issued in connection with share-based compensation plans	826	—	4,181	(686)	—	3,495	—	3,495
Share-based compensation expense	—	—	10,858	—	—	10,858	—	10,858
Net activity related to noncontrolling interests	—	—	—	—	—	—	(655)	(655)
Other comprehensive income (Note 12)	—	—	—	—	6,015	6,015	(2)	6,013
Balance at March 31, 2015	108,367	$1	$2,124,751	$672,275	$(193,091)	$2,603,936	$2,634	$2,606,570

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial information included in this report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. All material intercompany transactions and balances have been eliminated upon consolidation.

Recently Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued updated guidance which changes the criteria for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2014, with early adoption permitted. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

Pending Accounting Pronouncements

In April 2015, the FASB issued updated guidance intended to simplify, and provide consistency to, the presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In February 2015, the FASB issued updated guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company expects the adoption of this guidance to have no impact on its condensed consolidated financial statements.

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
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $7.4 billion and $6.3 billion at March 31, 2015 and December 31, 2014, respectively, of which $2.5 billion and $2.2 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.1 billion and $3.0 billion at March 31, 2015 and December 31, 2014, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions and, as a result, the Company has ongoing programs for realizing economic benefits, including investment programs and vendor services arrangements with various financial institutions. The effects of these programs are included in the condensed consolidated financial statements as income or a reduction in expense, as appropriate, based on the nature of the arrangement and benefit received.

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.1 billion and $2.4 billion at March 31, 2015 and December 31, 2014, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 3 – Debt and Equity Securities

The amortized cost and estimated fair value of investments in debt securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		Gains	Losses
March 31, 2015
U.S. Treasury bonds	$95,821	$1,374	$(136)	$97,059
Municipal bonds	612,181	12,954	(729)	624,406
Foreign bonds	177,420	3,609	(8)	181,021
Governmental agency bonds	358,378	1,984	(525)	359,837
Governmental agency mortgage-backed securities	2,038,262	13,587	(5,218)	2,046,631
Corporate debt securities	716,953	15,666	(1,757)	730,862
	$3,999,015	$49,174	$(8,373)	$4,039,816
December 31, 2014
U.S. Treasury bonds	$64,195	$968	$(181)	$64,982
Municipal bonds	577,703	10,981	(1,007)	587,677
Foreign bonds	194,749	2,009	(8)	196,750
Governmental agency bonds	198,330	1,562	(2,018)	197,874
Governmental agency mortgage-backed securities	1,812,766	8,491	(9,095)	1,812,162
Non-agency mortgage-backed securities	15,949	1,306	(717)	16,538
Corporate debt securities	568,774	8,759	(3,264)	574,269
	$3,432,466	$34,076	$(16,290)	$3,450,252

The cost and estimated fair value of investments in equity securities, all of which are classified as available-for-sale, are as follows:

	Cost	Gross unrealized		Estimated fair value
(in thousands)		Gains	Losses
March 31, 2015
Preferred stocks	$17,742	$640	$(354)	$18,028
Common stocks	251,984	18,615	(2,298)	268,301
	$269,726	$19,255	$(2,652)	$286,329
December 31, 2014
Preferred stocks	$14,976	$596	$(47)	$15,525
Common stocks	378,938	16,680	(8,731)	386,887
	$393,914	$17,276	$(8,778)	$402,412

Sales of debt and equity securities resulted in realized gains of $3.6 million and $6.6 million and realized losses of $6.2 million and $3.8 million for the three months ended March 31, 2015 and 2014, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company had the following gross unrealized losses as of March 31, 2015 and December 31, 2014:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2015
Debt securities:
U.S. Treasury bonds	$34,449	$(109)	$11,015	$(27)	$45,464	$(136)
Municipal bonds	107,182	(591)	13,096	(138)	120,278	(729)
Foreign bonds	3,146	(8)	—	—	3,146	(8)
Governmental agency bonds	140,760	(258)	44,933	(267)	185,693	(525)
Governmental agency mortgage-backed securities	497,847	(1,573)	170,779	(3,645)	668,626	(5,218)
Corporate debt securities	102,134	(1,753)	2,498	(4)	104,632	(1,757)
Total debt securities	885,518	(4,292)	242,321	(4,081)	1,127,839	(8,373)
Equity securities	90,625	(2,369)	2,527	(283)	93,152	(2,652)
Total	$976,143	$(6,661)	$244,848	$(4,364)	$1,220,991	$(11,025)
December 31, 2014
Debt securities:
U.S. Treasury bonds	$8,122	$(27)	$15,124	$(154)	$23,246	$(181)
Municipal bonds	137,755	(689)	19,625	(318)	157,380	(1,007)
Foreign bonds	6,215	(8)	—	—	6,215	(8)
Governmental agency bonds	27,479	(88)	127,936	(1,930)	155,415	(2,018)
Governmental agency mortgage-backed securities	383,717	(1,612)	300,918	(7,483)	684,635	(9,095)
Non-agency mortgage-backed securities	—	—	5,611	(717)	5,611	(717)
Corporate debt securities	198,079	(3,151)	9,683	(113)	207,762	(3,264)
Total debt securities	761,367	(5,575)	478,897	(10,715)	1,240,264	(16,290)
Equity securities	208,922	(8,587)	2,340	(191)	211,262	(8,778)
Total	$970,289	$(14,162)	$481,237	$(10,906)	$1,451,526	$(25,068)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The amortized cost and estimated fair value of debt securities at March 31, 2015, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$3,901	$66,751	$6,329	$18,840	$95,821
Estimated fair value	$3,954	$67,065	$6,521	$19,519	$97,059
Municipal bonds
Amortized cost	$36,197	$261,299	$203,947	$110,738	$612,181
Estimated fair value	$36,394	$264,118	$209,590	$114,304	$624,406
Foreign bonds
Amortized cost	$45,043	$122,711	$6,566	$3,100	$177,420
Estimated fair value	$45,238	$125,680	$6,812	$3,291	$181,021
Governmental agency bonds
Amortized cost	$12,368	$264,168	$59,953	$21,889	$358,378
Estimated fair value	$12,382	$264,117	$60,525	$22,813	$359,837
Corporate debt securities
Amortized cost	$20,797	$272,892	$364,116	$59,148	$716,953
Estimated fair value	$20,999	$277,919	$370,011	$61,933	$730,862
Total debt securities excluding mortgage-backed securities
Amortized cost	$118,306	$987,821	$640,911	$213,715	$1,960,753
Estimated fair value	$118,967	$998,899	$653,459	$221,860	$1,993,185
Total mortgage-backed securities
Amortized cost					$2,038,262
Estimated fair value					$2,046,631
Total debt securities
Amortized cost					$3,999,015
Estimated fair value					$4,039,816

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Note 4 – Goodwill

A summary of the changes in the carrying amount of goodwill, by operating segment, for the three months ended March 31, 2015, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2014	$913,180	$46,765	$959,945
Acquisitions	28,679	—	28,679
Foreign currency translation	(4,917)	—	(4,917)
Balance as of March 31, 2015	$936,942	$46,765	$983,707

The Company’s four reporting units for purposes of assessing impairment are title insurance, home warranty, property and casualty insurance and trust and other services. During the three months ended March 31, 2015 there were no triggering events that would require an impairment analysis. There is no accumulated impairment for goodwill as the Company has never recognized impairment to any of its reporting units.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 5 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	March 31, 2015	December 31, 2014
Finite-lived intangible assets:
Customer relationships	$93,477	$94,850
Noncompete agreements	26,747	27,286
Trademarks	8,990	11,241
Patents	2,840	2,840
	132,054	136,217
Accumulated amortization	(96,302)	(97,282)
	35,752	38,935
Indefinite-lived intangible assets:
Licenses	16,877	16,877
	$52,629	$55,812

Amortization expense for finite-lived intangible assets was $2.5 million and $3.0 million for the three months ended March 31, 2015 and 2014, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2015	$6,478
2016	$7,955
2017	$6,708
2018	$4,367
2019	$3,595
2020	$2,115

Note 6 – Reserve for Known and Incurred But Not Reported Claims

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	March 31, 2015		December 31, 2014
Known title claims	$99,258	10.5%	$165,330	16.3%
Incurred but not reported claims	803,280	84.8%	802,069	79.3%
Total title claims	902,538	95.3%	967,399	95.6%
Non-title claims	44,309	4.7%	44,381	4.4%
Total loss reserves	$946,847	100.0%	$1,011,780	100.0%

The Company’s reserve for known title claims was $99.3 million at March 31, 2015, a decline of $66.1 million, or 40.0%, from the balance at December 31, 2014.  This decline is primarily attributable to settlement payments associated with certain large claims during the first quarter of 2015.  The reserve for known title claims associated with these claims recorded at December 31, 2014 was $56.0 million.  The Company paid $35.0 million, net of $21.0 million recovered through reinsurance, during the first quarter of 2015 to settle these claims.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 6.5% and 6.0% for the three months ended March 31, 2015 and 2014, respectively. The current quarter rate of 6.5% reflects the ultimate loss rate of 6.0% for the current policy year and a $4.3 million net increase in the loss reserve estimates for prior policy years. The first quarter of 2014 rate of 6.0% reflected the ultimate loss rate for the 2014 policy year.

Note 7 – Income Taxes

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 35.9% and 38.0% for the three months ended March 31, 2015 and 2014, respectively. The differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits and changes in the liability related to tax positions on the Company’s tax returns recorded in 2014.

In connection with the Company’s June 2010 spin-off from its prior parent, which subsequently assumed the name CoreLogic, Inc. (“CoreLogic”), it entered into a tax sharing agreement which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At March 31, 2015 and December 31, 2014, the Company had a net payable to CoreLogic of $35.3 million and $35.1 million, respectively, related to tax matters prior to the spin-off. This amount is included in the Company’s condensed consolidated balance sheets in accounts payable and accrued liabilities. The increase during the current year was primarily the result of an additional accrual for tax matters prior to the spin-off.

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

As of March 31, 2015 and December 31, 2014, the liability for income taxes associated with uncertain tax positions was $24.2 million and $24.1 million, respectively. The net increase in the liability during 2015 was primarily attributable to activity related to examinations conducted by various taxing authorities.  As of March 31, 2015 and December 31, 2014, the liabilities could be reduced by $3.4 million of offsetting tax benefits associated with the correlative effects of potential adjustments including timing adjustments and state income taxes. The net amounts of $20.8 million and $20.7 million as of March 31, 2015 and December 31, 2014, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2015 and December 31, 2014, the Company had accrued $9.1 million and $8.9 million, respectively, of interest and penalties (net of tax benefits of $3.8 million and $3.7 million, respectively) related to uncertain tax positions.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 8 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	For the Three Months Ended March 31,
(in thousands, except per share amounts)	2015	2014
Numerator
Net income attributable to the Company	$37,632	$21,724
Less: dividends and undistributed earnings allocated to unvested restricted stock units (“RSUs”)	50	52
Net income allocated to common stockholders	$37,582	$21,672
Denominator
Basic weighted-average shares	107,744	106,166
Effect of dilutive employee stock options and RSUs	1,700	2,110
Diluted weighted-average shares	109,444	108,276
Net income per share attributable to the Company’s stockholders
Basic	$0.35	$0.20
Diluted	$0.34	$0.20

For the three months ended March 31, 2015, no stock options or RSUs had an antidilutive effect on weighted-average diluted common shares outstanding. For the three months ended March 31, 2014, 165 thousand of stock options and RSUs were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

Note 9 – Employee Benefit Plans

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans during the three months ended March 31, 2015 and 2014 includes the following components:

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Expense:
Service costs	$390	$329
Interest costs	7,009	6,956
Expected return on plan assets	(5,448)	(4,694)
Amortization of net actuarial loss	8,492	7,407
Amortization of prior service credit	(1,041)	(1,038)
	$9,402	$8,960

The Company contributed $8.7 million to the defined benefit pension and supplemental benefit plans during the three months ended March 31, 2015, and expects to contribute an additional $27.1 million during the remainder of 2015. These contributions include both those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 10 – Fair Value Measurements

Certain of the Company’s assets are carried at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The Company categorizes its assets and liabilities carried at fair value using a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and the Company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. The hierarchy level assigned to the assets and liabilities is based on management’s assessment of the transparency and reliability of the inputs used to estimate the fair values at the measurement date. The three hierarchy levels are defined as follows:

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

Typical inputs and assumptions to pricing models used to value the Company’s U.S. Treasury bonds, municipal bonds, foreign bonds, governmental agency bonds, governmental agency mortgage-backed securities and corporate debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes and prepayment speeds. Non-agency mortgage-backed securities and certain corporate debt securities were not actively traded and there were fewer observable inputs available requiring the pricing services to use more judgment in determining their fair values, which resulted in their classification as Level 3.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The significant unobservable inputs used in the fair value measurement of the Company’s non-agency mortgage-backed securities included prepayment rates, default rates and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for default rates is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally opposite change in the assumption used for prepayment rates.

Equity securities

The fair value of equity securities, including preferred and common stocks, were based on quoted market prices for identical assets that are readily and regularly available in an active market.

The following table presents the fair value of the Company’s assets measured on a recurring basis as of March 31, 2015 and December 31, 2014:

(in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2015
Assets:
Debt securities:
U.S. Treasury bonds	$97,059	$—	$97,059	$—
Municipal bonds	624,406	—	624,406	—
Foreign bonds	181,021	—	181,021	—
Governmental agency bonds	359,837	—	359,837	—
Governmental agency mortgage-backed securities	2,046,631	—	2,046,631	—
Corporate debt securities	730,862	—	698,296	32,566
	4,039,816	—	4,007,250	32,566
Equity securities:
Preferred stocks	18,028	18,028	—	—
Common stocks	268,301	268,301	—	—
	286,329	286,329	—	—
Total assets	$4,326,145	$286,329	$4,007,250	$32,566

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Debt securities:
U.S. Treasury bonds	$64,982	$—	$64,982	$—
Municipal bonds	587,677	—	587,677	—
Foreign bonds	196,750	—	196,750	—
Governmental agency bonds	197,874	—	197,874	—
Governmental agency mortgage-backed securities	1,812,162	—	1,812,162	—
Non-agency mortgage-backed securities	16,538	—	—	16,538
Corporate debt securities	574,269	—	574,269	—
	3,450,252	—	3,433,714	16,538
Equity securities:
Preferred stocks	15,525	15,525	—	—
Common stocks	386,887	386,887	—	—
	402,412	402,412	—	—
Total assets	$3,852,664	$402,412	$3,433,714	$16,538

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company did not have any transfers in and out of Level 1, Level 2 and Level 3 measurements during the three months ended March 31, 2015 and 2014. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

The following table presents a summary of the changes in fair value of Level 3 assets measured on a recurring basis for the three months ended March 31, 2015 and 2014:

(in thousands)	March 31, 2015			March 31, 2014
	Corporate debt securities	Non-agency mortgage-backed securities	Total	Non-agency mortgage-backed securities
Fair value at beginning of period	$—	$16,538	$16,538	$19,022
Total gains/(losses) (realized and unrealized):
Included in earnings:
Realized gains (losses)	2	(1,015)	(1,013)	—
Net other-than-temporary impairment losses	—	—	—	(518)
Included in other comprehensive income (loss)	249	(589)	(340)	466
Purchases	32,557	—	32,557	—
Sales	(172)	(14,934)	(15,106)	—
Settlements	(70)	—	(70)	(324)
Fair value at end of period	$32,566	$—	$32,566	$18,646
Unrealized gains (losses) included in earnings for the period relating to Level 3 available-for-sale investments that were still held at the end of the period:
Net other-than-temporary impairment losses	$—	$—	$—	$(518)

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

Notes and contracts payable

The fair value of notes and contracts payable is estimated based on current rates offered to the Company for debt of the same remaining maturities.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of March 31, 2015 and December 31, 2014:

Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
March 31, 2015
Assets:
Cash and cash equivalents	$878,397	$878,397	$878,397	$—	$—
Deposits with banks	$17,679	$17,723	$3,029	$14,694	$—
Notes receivable, net	$6,711	$4,433	$—	$—	$4,433
Liabilities:
Deposits	$2,612,350	$2,612,350	$2,612,350	$—	$—
Notes and contracts payable	$585,551	$602,757	$—	$597,320	$5,437

Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Cash and cash equivalents	$1,190,080	$1,190,080	$1,190,080	$—	$—
Deposits with banks	$21,445	$21,540	$4,068	$17,472	$—
Notes receivable, net	$6,130	$3,930	$—	$—	$3,930
Liabilities:
Deposits	$2,332,714	$2,332,714	$2,332,714	$—	$—
Notes and contracts payable	$587,337	$595,087	$—	$588,542	$6,545

Note 11 – Share-Based Compensation

The following table presents compensation expense associated with the Company’s share-based compensation plans:

	For the Three Months Ended March 31,
(in thousands)	2015	2014
Expense:
Restricted stock units	$10,102	$8,273
Stock options	67	67
Employee stock purchase plan	689	1,057
	$10,858	$9,397

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table summarizes RSU activity for the three months ended March 31, 2015:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2014	2,337	$21.21
Granted during 2015	670	$34.86
Vested during 2015	(673)	$20.75
Forfeited during 2015	(2)	$26.35
RSUs unvested at March 31, 2015	2,332	$25.26

The following table summarizes stock option activity for the three months ended March 31, 2015:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2014	686	$20.18
Exercised during 2015	(266)	$16.25
Balance at March 31, 2015	420	$22.68	3.2 years	$5,459
Vested and expected to vest at March 31, 2015	420	$22.68	3.2 years	$5,459
Exercisable at March 31, 2015	321	$21.13	1.5 years	$4,663

Note 12 – Accumulated Other Comprehensive Income (Loss)

Changes in the balances of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 are as follows:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2014	$10,911	$(20,420)	$(189,580)	$(199,089)
Change in unrealized gains (losses) on securities	31,122	—	—	31,122
Change in foreign currency translation adjustments	—	(18,660)	—	(18,660)
Amortization of net actuarial loss	—	—	8,492	8,492
Amortization of prior service cost	—	—	(1,041)	(1,041)
Tax effect	(11,049)	—	(2,851)	(13,900)
Balance at March 31, 2015	$30,984	$(39,080)	$(184,980)	$(193,076)
Allocated to the Company	$30,969	$(39,080)	$(184,980)	$(193,091)
Allocated to noncontrolling interests	15	—	—	15
Balance at March 31, 2015	$30,984	$(39,080)	$(184,980)	$(193,076)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2015 and 2014:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended March 31, 2015
Pretax change before reclassifications	$28,431	$(18,660)	$—	$9,771
Reclassifications out of AOCI	2,691	—	7,451	10,142
Tax effect	(11,049)	—	(2,851)	(13,900)
Total other comprehensive income (loss), net of tax	$20,073	$(18,660)	$4,600	$6,013
Three Months Ended March 31, 2014
Pretax change before reclassifications	$22,333	$(6,040)	$—	$16,293
Reclassifications out of AOCI	(2,366)	—	6,369	4,003
Tax effect	(7,767)	—	(2,478)	(10,245)
Total other comprehensive income (loss), net of tax	$12,200	$(6,040)	$3,891	$10,051

The following table presents the effect of the reclassifications out of accumulated other comprehensive income (loss) on the respective line items in the condensed consolidated statements of income:

	Amounts reclassified from accumulated other comprehensive income (loss)
	Three Months Ended March 31,			Affected line items in the condensed
(in thousands)	2015	2014		consolidated statements of income
Unrealized gains (losses) on securities:
Net realized gains (losses) on sales of securities	$(2,691)	$2,884		Net realized investment gains (losses)
Net other-than-temporary impairment losses	—	(518)		Net realized investment gains (losses)
Pretax total	$(2,691)	$2,366
Tax effect	$955	$(921)
Pension benefit adjustment:
Amortization of defined benefit pension and supplemental benefit plan items:
Net actuarial loss	$(8,492)	$(7,407)	(1)
Prior service credit	1,041	1,038	(1)
Pretax total	$(7,451)	$(6,369)
Tax effect	$2,851	$2,478

(1)	These accumulated other comprehensive income components are included in the computation of net periodic cost. See Note 9 Employee Benefit Plans for additional details.

Note 13 – Litigation and Regulatory Contingencies

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses. These lawsuits include, among others, cases alleging, among other assertions, that the Company, one of its subsidiaries and/or one of its agents:

•	charged an improper rate for title insurance in a refinance transaction, including
•	Levine v. First American Title Insurance Company, filed on February 26, 2009 and pending in the United States District Court for the Eastern District of Pennsylvania,
•	Lewis v. First American Title Insurance Company, filed on November 28, 2006 and pending in the United States District Court for the District of Idaho, and
•	Raffone v. First American Title Insurance Company, filed on February 14, 2004 and pending in the Circuit Court, Nassau County, Florida.

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

•	misclassified certain employees, including
•	Sager v. Interthinx, Inc., filed on January 23, 2015 and pending in the Superior Court of the State of California, County of Los Angeles.

Sager is a putative class action for which a class has not been certified. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

Note 14 – Segment Information

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

Selected financial information, by reporting segment, is as follows:

For the three months ended March 31, 2015:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,019,773	$69,502	$19,526	$31,318
Specialty Insurance	94,535	17,171	1,206	755
Corporate	(2,827)	(27,725)	122	—
Eliminations	(397)	—	—	—
	$1,111,084	$58,948	$20,854	$32,073

For the three months ended March 31, 2014:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$925,329	$42,637	$17,914	$19,980
Specialty Insurance	87,141	13,899	1,239	1,178
Corporate	719	(21,283)	819	—
Eliminations	(390)	—	—	—
	$1,012,799	$35,253	$19,972	$21,158

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This Management’s Discussion and Analysis contains certain financial measures that are not presented in accordance with U.S. generally accepted accounting principles (“GAAP”), including adjusted information and other revenues, adjusted personnel costs, adjusted other operating expenses and adjusted depreciation and amortization expense, in each case excluding the effects of recent acquisitions.  The Company is presenting these non-GAAP financial measures because they provide the Company’s management and readers of this Quarterly Report on Form 10-Q with additional insight into the operational performance of the Company relative to earlier periods.  The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information.  In this Quarterly Report on Form 10-Q, these non-GAAP financial measures have been presented with, and reconciled to, the most directly comparable GAAP financial measures.  Readers of this Quarterly Report on Form 10-Q should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the Company’s critical accounting estimates since the filing of its Annual Report on Form 10-K for the year ended December 31, 2014. A summary of the Company’s accounting policies that it considers to be the most dependent on the application of estimates and assumptions can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recently Adopted Accounting Pronouncements

In April 2014, the FASB issued updated guidance which changes the criteria for determining which disposals are required to be presented as discontinued operations and modifies related disclosure requirements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2014, with early adoption permitted. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

Pending Accounting Pronouncements

In April 2015, the FASB issued updated guidance intended to simplify, and provide consistency to, the presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In February 2015, the FASB issued updated guidance which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company expects the adoption of this guidance to have no impact on its condensed consolidated financial statements.

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

The Company’s total revenues increased 9.7% in the first quarter of 2015 when compared with the first quarter of 2014.  This increase was primarily attributable to an increase in refinance transactions and commercial business and, to a lesser extent, an increase in residential purchase transactions during 2015.  Direct revenues from refinance transactions, commercial business and residential purchase transactions increased 75.6%, 28.3% and 9.4%, respectively, in the first quarter of 2015 when compared with the first quarter of 2014.  The significant increase in refinance transactions was attributable to the low mortgage rate environment during the three months ended March 31, 2015 when compared to the same period of 2014.

According to the Mortgage Bankers Association’s April 20, 2015 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 16.6% in the first quarter of 2015 when compared with the first quarter of 2014. According to the MBA Forecast, the dollar amount of purchase originations increased 11.3% and refinance originations increased 22.0%. The higher volume of domestic residential mortgage origination activity in the first quarter of 2015 contributed to a 2.4% increase in domestic residential purchase orders closed per day and a 62.2% increase in domestic refinance orders closed per day by the Company’s direct title operations in the first quarter of 2015 when compared with the first quarter of 2014.

During the first quarter of 2015, the level of domestic title orders opened per day by the Company’s direct title operations increased by 24.3% when compared with the first quarter of 2014.  Refinance, commercial and residential purchase open orders per day increased by 70.3%, 12.0% and 5.8%, respectively, during the first quarter of 2015 when compared to the same quarter of 2014.

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

Title Insurance and Services

	Three Months Ended March 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change
Revenues
Direct premiums and escrow fees	$428,351	$349,363	$78,988	22.6%
Agent premiums	426,327	420,924	5,403	1.3
Information and other	145,884	137,178	8,706	6.3
Net investment income	21,774	15,703	6,071	38.7
Net realized investment (losses) gains	(2,563)	2,161	(4,724)	(218.6)
	1,019,773	925,329	94,444	10.2
Expenses
Personnel costs	331,371	300,279	31,092	10.4
Premiums retained by agents	342,460	336,665	5,795	1.7
Other operating expenses	188,742	170,082	18,660	11.0
Provision for policy losses and other claims	55,550	46,216	9,334	20.2
Depreciation and amortization	19,526	17,914	1,612	9.0
Premium taxes	12,031	10,936	1,095	10.0
Interest	591	600	(9)	(1.5)
	950,271	882,692	67,579	7.7
Income before income taxes	$69,502	$42,637	$26,865	63.0%
Margins	6.8%	4.6%	2.2%	47.8%

Direct premiums and escrow fees were $428.4 million for the three months ended March 31, 2015, an increase of $79.0 million, or 22.6%, when compared with the same period of the prior year. The increase was primarily due to an increase in domestic title orders closed by the Company’s direct operations and, to a lesser extent, an increase in the domestic average revenues per order closed.  The average revenues per order closed was $1,865 for the three months ended March 31, 2015, an increase of 8.2% when compared with $1,723 for the three months ended March 31, 2014. The quarter over quarter increase in average revenues per order closed was primarily attributable to an increase in the number of large commercial deals closed in the quarter and higher real estate values, partially offset by an increase in the mix of direct revenues generated from lower premium refinance transactions.  The Company’s direct title operations closed 207,600 title orders during the three months ended March 31, 2015, an increase of 15.3% when compared with 180,100 title orders closed during the same period of the prior year, which was generally consistent with residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums were $426.3 million for the three months ended March 31, 2015, an increase of $5.4 million, or 1.3%, when compared with the same period of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, first quarter agent premiums typically reflect fourth quarter mortgage origination activity. The increase in agent premiums quarter over quarter was generally consistent with the 8.7% increase in the Company’s direct premiums and escrow fees in the fourth quarter of 2014 as compared with the fourth quarter of 2013.

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

Information and other revenues were $145.9 million for the three months ended March 31, 2015, an increase of $8.7 million, or 6.3%, when compared with the same period of the prior year. Excluding the $11.4 million impact of acquisitions for the three months ended March 31, 2015, information and other revenues decreased $2.7 million, or 2.0%, when compared with the same period of the prior year.  The decrease, adjusted for the impact of acquisitions, was primarily attributable to lower demand for the Company’s default information products as a result of the decrease in domestic loss mitigation activities in the current quarter when compared with the same period of the prior year.

Net investment income totaled $21.8 million for the three months ended March 31, 2015, an increase of $6.1 million, or 38.7%, when compared with the same period of the prior year. The increase was primarily attributable to higher interest income from the investment portfolio due to higher average balances outstanding in the Company’s debt securities portfolio in the first quarter of 2015 when compared to the same period of the prior year.  Additionally, the Company recognized $2.0 million of impairment losses related to investments accounted for using the equity method in the first quarter of 2014, while no such impairment losses were recognized in the first quarter of 2015.

Net realized investment losses totaled $2.6 million for the three months ended March 31, 2015 and were primarily from the sales of equity securities, partially offset by net gains from the sales of office buildings.  Net realized investment gains totaled $2.2 million for the three months ended March 31, 2014 and were primarily from the sales of debt and equity securities.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $331.4 million for the three months ended March 31, 2015, an increase of $31.1 million, or 10.4%, when compared with the same period of the prior year.  Excluding the $8.0 million impact of acquisitions for the three months ended March 31, 2015, personnel costs increased $23.1 million, or 7.7%, when compared with the same period of the prior year.  The increase, adjusted for the impact of acquisitions, was primarily attributable to higher incentive compensation due to higher revenue and profitability and increased overtime expense due to higher order volumes.

Agents retained $342.5 million of title premiums generated by agency operations for the three months ended March 31, 2015, which compares with $336.7 million for the same period of the prior year. The percentage of title premiums retained by agents was 80.3% and 80.0% for the three months ended March 31, 2015 and 2014, respectively.  The increase in the percentage of title premiums retained by agents was due to a change in the geographic mix of agency revenues.

Other operating expenses for the title insurance and services segment were $188.7 million for the three months ended March 31, 2015, an increase of $18.7 million, or 11.0%, when compared with the same period of the prior year.  Excluding the $6.3 million impact of acquisitions for the three months ended March 31, 2015, other operating expenses increased $12.4 million, or 7.3%, when compared with the same period of the prior year.  The increase, adjusted for the impact of acquisitions, was primarily due to higher production related expenses and higher temporary labor costs driven by higher order volumes.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 6.5% and 6.0% for the three months ended March 31, 2015 and 2014, respectively.  The current quarter rate of 6.5% reflects the ultimate loss rate of 6.0% for the current policy year and a $4.3 million net increase in the loss reserve estimates for prior policy years. The first quarter of 2014 rate of 6.0% reflected the ultimate loss rate for the 2014 policy year.

Depreciation and amortization expense was $19.5 million for the three months ended March 31, 2015, an increase of $1.6 million, or 9.0%, when compared with the same period of the prior year.  Excluding the $1.7 million impact of acquisitions for the three months ended March 31, 2015, depreciation and amortization expense decreased $70 thousand, or 0.4%, when compared with the same period of the prior year.

Premium taxes were $12.0 million and $10.9 million for the three months ended March 31, 2015 and 2014, respectively. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for the three months ended March 31, 2015 and 2014.

In general, the title insurance business is a lower profit margin business when compared to the Company’s specialty insurance segment. The lower profit margins reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Pre-tax margins for the three months ended March 31, 2015 and 2014 were 6.8% and 4.6%, respectively.

Specialty Insurance

	Three Months Ended March 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change
Revenues
Direct premiums	$90,153	$84,509	$5,644	6.7%
Information and other	771	470	301	64.0
Net investment income	2,001	1,729	272	15.7
Net realized investment gains	1,610	433	1,177	271.8
	94,535	87,141	7,394	8.5
Expenses
Personnel costs	15,369	15,514	(145)	(0.9)
Other operating expenses	13,347	11,468	1,879	16.4
Provision for policy losses and other claims	46,004	43,667	2,337	5.4
Depreciation and amortization	1,206	1,239	(33)	(2.7)
Premium taxes	1,438	1,354	84	6.2
	77,364	73,242	4,122	5.6
Income before income taxes	$17,171	$13,899	$3,272	23.5%
Margins	18.2%	16.0%	2.2%	13.8%

Direct premiums were $90.2 million for the three months ended March 31, 2015, an increase of $5.6 million, or 6.7%, when compared with the same period of the prior year. The increase was driven by higher premiums earned in the home warranty business and, to a lesser extent, higher premiums earned in the property and casualty business.  The increase in the home warranty business was primarily in its renewal and real estate channels and was driven by an increase in the price charged for home warranty residential service contracts and an increase in the number of contracts issued.  The increase in the property and casualty business was primarily in its independent broker and direct channels.

Net realized investment gains totaled $1.6 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively, and were from the sales of debt and equity securities.

Personnel costs and other operating expenses were $28.7 million and $27.0 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $1.7 million, or 6.4%, when compared with the same period of the prior year. The increase was primarily related to higher production related expenses and higher agent commission expenses driven by increased volume and revenue.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 46.9% and 48.1% for the three months ended March 31, 2015 and 2014, respectively.  The decrease in the claims rate was primarily attributable to a decrease in the severity of claims and an increase in the average premium earned per home warranty residential service contract when compared to the same quarter of the prior year.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 59.1% and 58.4% for the three months ended March 31, 2015 and 2014, respectively.  The increase in the claims rate was primarily attributable to a slight increase in both the frequency and severity of claims when compared to the same quarter of the prior year, partially offset by lower costs associated with large loss events.

Premium taxes were $1.4 million for the three months ended March 31, 2015 and 2014. Premium taxes as a percentage of specialty insurance segment premiums were 1.6% for the three months ended March 31, 2015 and 2014.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Pre-tax margins for the three months ended March 31, 2015 and 2014 were 18.2% and 16.0%, respectively.

Corporate

	Three Months Ended March 31,
(in thousands, except percentages)	2015	2014	$ Change	% Change
Revenues
Net investment (losses) income	$(2,827)	$719	$(3,546)	NM	[1]%
	(2,827)	719	(3,546)	NM	[1]
Expenses
Personnel costs	11,260	10,725	535	5.0
Other operating expenses	6,475	6,824	(349)	(5.1)
Depreciation and amortization	122	819	(697)	(85.1)
Interest	7,041	3,634	3,407	93.8
	24,898	22,002	2,896	13.2
Loss before income taxes	$(27,725)	$(21,283)	$(6,442)	(30.3)%

(1)	Not meaningful

Net investment losses totaled $2.8 million for the three months ended March 31, 2015 and net investment income totaled $0.7 million for the three months ended March 31, 2014. The decrease in investment income was primarily attributable to a one-time non-cash cost of $4.0 million related to the investments associated with the Company’s deferred compensation plan.

Corporate personnel costs and other operating expenses were $17.7 million for the three months ended March 31, 2015, essentially unchanged when compared with $17.5 million for the three months ended March 31, 2014.

Depreciation and amortization expense was $0.1 million for the three months ended March 31, 2015, a decrease of $0.7 million when compared with the same period of the prior year.  The decrease is related to a noncompete asset that was fully amortized during 2014.

Interest expense was $7.0 million for the three months ended March 31, 2015, an increase of $3.4 million when compared with the same period of the prior year. The increase was primarily attributable to the Company’s issuance of $300.0 million of debt in November 2014.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the condensed consolidated financial statements. The Company’s inter-segment eliminations were not material for the three months ended March 31, 2015 and 2014.

INCOME TAXES

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 35.9% and 38.0% for the three months ended March 31, 2015 and 2014, respectively. The differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits and changes in the liability related to tax positions reported on the Company’s tax returns recorded in 2014.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three months ended March 31, 2015 and 2014 was $37.8 million and $21.9 million, respectively. Net income attributable to the Company for the three months ended March 31, 2015 and 2014 was $37.6 million and $21.7 million, or $0.34 and $0.20 per diluted share, respectively.

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

Cash used for operating activities amounted to $66.3 million and $104.6 million for the three months ended March 31, 2015 and 2014, respectively, after claim payments, net of recoveries, of $135.7 million and $123.0 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2015 and 2014 were purchases of debt and equity securities, business acquisitions, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the three months ended March 31, 2015 were proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations.  The most significant nonoperating sources of cash and cash equivalents for the three months ended March 31, 2014 were proceeds from the issuance of debt, proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The net effect of all activities on total cash and cash equivalents were decreases of $311.7 million and $64.4 million for the three months ended March 31, 2015 and 2014, respectively.

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

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.9 million remained as of March 31, 2015. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2015 and as of March 31, 2015, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.1 million.

Holding Company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other potential factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of March 31, 2015, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries for the remainder of 2015, without prior approval from applicable regulators, was $570.9 million. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of March 31, 2015, the holding company’s sources of liquidity included $207.4 million of cash and cash equivalents and $700.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $700.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes. At March 31, 2015, the Company had no outstanding borrowings under the facility and was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During the three months ended March 31, 2015, the Company financed securities for funds received totaling $23.4 million under these agreements. As of March 31, 2015, no amounts remained outstanding under these agreements.

Notes and contracts payable as a percentage of total capitalization was 18.3% and 18.6% at March 31, 2015 and December 31, 2014, respectively.

Investment Portfolio.    The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of March 31, 2015, 94% of the Company’s investment portfolio consisted of fixed income securities, of which 67% were United States government-backed or rated AAA and 95% were rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on Standard & Poor’s Rating Services and Moody’s Investor Service, Inc. published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

The table below outlines the composition of the investment portfolio in an unrealized loss position, by credit rating, (percentages are based on the amortized cost basis of the investments) as of March 31, 2015:

March 31, 2015	A‑Ratings or Higher	BBB+ to BBB- Ratings	Non‑Investment Grade/Not Rated
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	92.9%	5.4%	1.7%
Foreign bonds	100.0%	0.0%	0.0%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Corporate debt securities	24.0%	28.6%	47.4%
Preferred stock	11.5%	35.3%	53.2%
	91.0%	3.7%	5.3%

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $7.4 billion and $6.3 billion at March 31, 2015 and December 31, 2014, respectively, of which $2.5 billion and $2.2 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.1 billion and $3.0 billion at March 31, 2015 and December 31, 2014, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions and, as a result, the Company has ongoing programs for realizing economic benefits, including investment programs and vendor services arrangements with various financial institutions. The effects of these programs are included in the condensed consolidated financial statements as income or a reduction in expense, as appropriate, based on the nature of the arrangement and benefit received.

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.1 billion and $2.4 billion at March 31, 2015 and December 31, 2014, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the return on the proceeds.

At March 31, 2015 and December 31, 2014, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $8.3 million and $8.9 million, respectively. The guarantee arrangements relate to promissory notes and other contracts that contingently require the Company to make payments to the guaranteed party upon the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential obligation under these guarantees totaled $8.3 million and $8.9 million at March 31, 2015 and December 31, 2014, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its condensed consolidated balance sheets related to these guarantees at March 31, 2015 and December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments on any significant scale to hedge these risks.

There have been no material changes in the Company’s market risks since the filing of its Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of March 31, 2015, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses. These lawsuits include, among others, cases alleging, among other assertions, that the Company, one of its subsidiaries and/or one of its agents:

•	charged an improper rate for title insurance in a refinance transaction, including
•	Levine v. First American Title Insurance Company, filed on February 26, 2009 and pending in the United States District Court for the Eastern District of Pennsylvania,
•	Lewis v. First American Title Insurance Company, filed on November 28, 2006 and pending in the United States District Court for the District of Idaho, and
•	Raffone v. First American Title Insurance Company, filed on February 14, 2004 and pending in the Circuit Court, Nassau County, Florida.

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

•	misclassified certain employees, including
•	Sager v. Interthinx, Inc., filed on January 23, 2015 and pending in the Superior Court of the State of California, County of Los Angeles.

Sager is a putative class action for which a class has not been certified. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of March 31, 2015 are $1.0 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

5. Changes in government regulation could prohibit or limit the Company’s operations, make it more burdensome to conduct such operations or result in decreased demand for the Company’s products and services

Many of the Company’s businesses, including its title insurance, property and casualty insurance, home warranty, banking, trust and investment businesses, are regulated by various federal, state, local and foreign governmental agencies. These and other of the Company’s businesses also operate within statutory guidelines. The industry in which the Company operates and the markets into which it sells its products are also regulated and subject to statutory guidelines. Changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes, enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit its future operations or make it more burdensome to conduct such operations or result in decreased demand for the Company’s products and services. The impact of these changes would be more significant if they involve jurisdictions in which the Company generates a greater portion of its title premiums, such as the states of Arizona, California, Florida, Michigan, New York, Ohio, Pennsylvania and Texas. These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

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

13. A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory capital and surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A3” by Moody’s Investor Services, Inc., “A” by Fitch Ratings Ltd., “A-” by Standard & Poor’s Ratings Services and “A-” by A.M. Best Company, Inc. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The Company’s principal title insurance underwriter maintained $978.7 million of total statutory capital and surplus as of December 31, 2014. Accordingly, if the ratings or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

14. The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income securities (including mortgage-backed securities). The investment portfolio also includes money-market and other short-term investments, as well as preferred and common stock. Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk. The risk of loss associated with the portfolio is increased during periods of instability in credit markets and economic conditions. If the carrying value of the investments exceeds the fair value, and the decline in fair value is deemed to be other-

than-temporary, the Company will be required to write down the value of the investments, which could have a material adverse effect on the Company’s results of operations, statutory surplus and financial condition.

15. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of decreases in interest rates or weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan, which it assumed from its former parent, The First American Corporation, on June 1, 2010 in connection with the spin-off transaction which was consummated on that date. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend upon, among other factors, the future performance of assets held in trust for the plan and interest rates. The pension plan was underfunded as of March 31, 2015 by $105.0 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings, expenses and interest rates require adjustment. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

16. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $99.8 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

22. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of March 31, 2015, under such regulations, the maximum amount of dividends, loans and advances available in 2015 from these insurance subsidiaries, without prior approval from applicable regulators, was $570.9 million.

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

Date: April 23, 2015

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