Form 10-Q
period 2015-06-30
First American Financial Corp
filed 2015-07-23
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

On July 17, 2015, there were 108,643,523 shares of common stock outstanding.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$1,269,660	$1,190,080
Accounts and accrued income receivable, net	275,336	276,610
Income taxes receivable	1,802	5,547
Investments:
Deposits with banks	17,972	21,445
Debt securities, includes pledged securities of $124,701 and $120,742	4,145,414	3,450,252
Equity securities	304,081	402,412
Other investments	160,795	159,783
	4,628,262	4,033,892
Property and equipment, net	394,060	395,287
Title plants and other indexes	547,059	530,589
Deferred income taxes	19,712	19,712
Goodwill	970,510	959,945
Other intangible assets, net	53,538	55,812
Other assets	193,613	198,626
	$8,353,552	$7,666,100
Liabilities and Equity
Deposits	$2,965,293	$2,332,714
Accounts payable and accrued liabilities	860,856	854,105
Deferred revenue	201,591	202,764
Reserve for known and incurred but not reported claims	956,786	1,011,780
Income taxes payable	33,869	6,228
Deferred income taxes	91,372	95,128
Notes and contracts payable	584,538	587,337
	5,694,305	5,090,056
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—108,642 shares and 107,541 shares	1	1
Additional paid-in capital	2,130,552	2,109,712
Retained earnings	737,980	662,310
Accumulated other comprehensive loss	(212,124)	(199,106)
Total stockholders’ equity	2,656,409	2,572,917
Noncontrolling interests	2,838	3,127
Total equity	2,659,247	2,576,044
	$8,353,552	$7,666,100

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Direct premiums and escrow fees	$628,425	$531,123	$1,146,929	$964,995
Agent premiums	493,102	423,209	919,429	844,133
Information and other	170,530	165,703	317,178	303,345
Net investment income	27,864	23,659	48,422	41,426
Net realized investment gains	3,868	6,275	2,915	8,869
	1,323,789	1,149,969	2,434,873	2,162,768
Expenses
Personnel costs	396,616	354,133	754,616	680,651
Premiums retained by agents	394,828	338,271	737,288	674,936
Other operating expenses	223,110	214,121	431,667	402,488
Provision for policy losses and other claims	122,870	128,466	224,424	218,349
Depreciation and amortization	21,463	19,780	42,317	39,752
Premium taxes	16,012	14,254	29,481	26,544
Interest	7,268	4,486	14,510	8,337
	1,182,167	1,073,511	2,234,303	2,051,057
Income before income taxes	141,622	76,458	200,570	111,711
Income taxes	48,043	25,770	69,195	39,171
Net income	93,579	50,688	131,375	72,540
Less: Net income attributable to noncontrolling interests	232	94	396	222
Net income attributable to the Company	$93,347	$50,594	$130,979	$72,318
Net income per share attributable to the Company's stockholders (Note 8):
Basic	$0.86	$0.47	$1.21	$0.68
Diluted	$0.85	$0.47	$1.19	$0.67
Cash dividends declared per share	$0.25	$—	$0.50	$0.36
Weighted-average common shares outstanding (Note 8):
Basic	108,459	106,878	108,102	106,522
Diluted	109,796	108,647	109,586	108,423

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$93,579	$50,688	$131,375	$72,540
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	(28,506)	14,039	(8,432)	26,239
Foreign currency translation adjustment	4,866	11,612	(13,794)	5,572
Pension benefit adjustment	4,601	3,892	9,202	7,783
Other comprehensive (loss) income, net of tax	(19,039)	29,543	(13,024)	39,594
Comprehensive income	74,540	80,231	118,351	112,134
Less: Comprehensive income attributable to noncontrolling interests	227	98	390	229
Comprehensive income attributable to the Company	$74,313	$80,133	$117,961	$111,905

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$131,375	$72,540
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	224,424	218,349
Depreciation and amortization	42,317	39,752
Amortization of premiums and accretion of discounts on debt securities, net	14,045	11,967
Excess tax benefits from share-based compensation	(8,417)	(5,827)
Net realized investment gains	(2,915)	(8,869)
Share-based compensation	15,563	12,519
Equity in earnings of affiliates, net	(4,880)	1,748
Dividends from equity method investments	5,940	3,471
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(251,542)	(240,144)
Net change in income tax accounts	37,875	33,493
Increase in accounts and accrued income receivable	(20,961)	(11,439)
Decrease in accounts payable and accrued liabilities	(26,188)	(74,174)
Decrease in deferred revenue	(955)	(5,017)
Other, net	11,262	(3,476)
Cash provided by operating activities	166,943	44,893
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(25,929)	(166,354)
Net decrease (increase) in deposits with banks	2,959	(256)
Purchases of debt and equity securities	(1,207,037)	(592,381)
Proceeds from sales of debt and equity securities	344,170	386,744
Proceeds from maturities of debt securities	263,015	173,644
Net change in other investments	4,509	1,364
Net paydowns on loans receivable	—	14,914
Capital expenditures	(61,837)	(40,063)
Proceeds from sales of property and equipment	16,608	13
Cash used for investing activities	(663,542)	(222,375)
Cash flows from financing activities:
Net change in deposits	632,579	269,779
Net proceeds from issuance of debt	—	300,735
Repayment of debt	(2,623)	(156,476)
Net activity related to noncontrolling interests	(679)	(633)
Excess tax benefits from share-based compensation	8,417	5,827
Net payments in connection with share-based compensation plans	(4,328)	(911)
Cash dividends	(54,121)	(38,441)
Cash provided by financing activities	579,245	379,880
Effect of exchange rate changes on cash	(3,066)	4,024
Net increase in cash and cash equivalents	79,580	206,422
Cash and cash equivalents—Beginning of period	1,190,080	834,837
Cash and cash equivalents—End of period	$1,269,660	$1,041,259
Supplemental information:
Cash paid during the period for:
Interest	$14,664	$8,346
Premium taxes	$34,043	$36,825
Income taxes, less refunds of $713 and $1,016	$30,973	$5,827

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2014	107,541	$1	$2,109,712	$662,310	$(199,106)	$2,572,917	$3,127	$2,576,044
Net income for six months ended June 30, 2015	—	—	—	130,979	—	130,979	396	131,375
Dividends on common shares	—	—	—	(54,121)	—	(54,121)	—	(54,121)
Shares issued in connection with share-based compensation plans	1,101	—	5,277	(1,188)	—	4,089	—	4,089
Share-based compensation expense	—	—	15,563	—	—	15,563	—	15,563
Net activity related to noncontrolling interests	—	—	—	—	—	—	(679)	(679)
Other comprehensive income (Note 12)	—	—	—	—	(13,018)	(13,018)	(6)	(13,024)
Balance at June 30, 2015	108,642	$1	$2,130,552	$737,980	$(212,124)	$2,656,409	$2,838	$2,659,247

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

Pending Accounting Pronouncements

In May 2015, the FASB issued updated disclosure guidance related to short-duration contracts issued by insurance entities.  The updated guidance is intended to increase the transparency of significant estimates made in measuring liabilities for unpaid claims and claim adjustment expenses and to provide additional insight into an insurance entity’s ability to underwrite and anticipate costs associated with claims. The updated guidance is effective for annual reporting periods beginning after December 15, 2015 and for interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. Except for the disclosure requirements, the Company does not expect the adoption of this guidance to impact its condensed consolidated financial statements.

In May 2015, the FASB issued updated guidance intended to eliminate the diversity in practice surrounding how investments measured at net asset value under the practical expedient with future redemption dates have been categorized in the fair value hierarchy.  Under the updated guidance, investments for which fair value is measured at net asset value per share using the practical expedient should no longer be categorized in the fair value hierarchy. The updated guidance requires retrospective adoption for all periods presented and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Except for the disclosure requirements, the Company does not expect the adoption of this guidance to impact its condensed consolidated financial statements.

In April 2015, the FASB issued updated guidance intended to clarify the accounting treatment for cloud computing arrangements that include software licenses. Under the updated guidance, if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets. The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of recognition. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Revenue from insurance contracts is not within the scope of this guidance. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption prohibited. The Company is currently assessing the impact of the new guidance on its condensed consolidated financial statements.

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $7.9 billion and $6.3 billion at June 30, 2015 and December 31, 2014, respectively, of which $2.8 billion and $2.2 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.1 billion and $3.0 billion at June 30, 2015 and December 31, 2014, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.5 billion and $2.4 billion at June 30, 2015 and December 31, 2014, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Note 3 – Debt and Equity Securities

Investments in debt securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		Gains	Losses
June 30, 2015
U.S. Treasury bonds	$102,861	$569	$(1,610)	$101,820
Municipal bonds	669,164	8,886	(3,009)	675,041
Foreign bonds	189,499	3,002	(53)	192,448
Governmental agency bonds	419,150	1,004	(2,425)	417,729
Governmental agency mortgage-backed securities	2,016,851	6,986	(10,652)	2,013,185
Corporate debt securities	747,256	6,307	(8,372)	745,191
	$4,144,781	$26,754	$(26,121)	$4,145,414
December 31, 2014
U.S. Treasury bonds	$64,195	$968	$(181)	$64,982
Municipal bonds	577,703	10,981	(1,007)	587,677
Foreign bonds	194,749	2,009	(8)	196,750
Governmental agency bonds	198,330	1,562	(2,018)	197,874
Governmental agency mortgage-backed securities	1,812,766	8,491	(9,095)	1,812,162
Non-agency mortgage-backed securities	15,949	1,306	(717)	16,538
Corporate debt securities	568,774	8,759	(3,264)	574,269
	$3,432,466	$34,076	$(16,290)	$3,450,252

Investments in equity securities, all of which are classified as available-for-sale, are as follows:

	Cost	Gross unrealized		Estimated fair value
(in thousands)		Gains	Losses
June 30, 2015
Preferred stocks	$19,578	$688	$(1,225)	$19,041
Common stocks	271,551	17,876	(4,387)	285,040
	$291,129	$18,564	$(5,612)	$304,081
December 31, 2014
Preferred stocks	$14,976	$596	$(47)	$15,525
Common stocks	378,938	16,680	(8,731)	386,887
	$393,914	$17,276	$(8,778)	$402,412

Sales of debt and equity securities resulted in realized gains of $1.5 million and $8.0 million and realized losses of $0.4 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and realized gains of $5.1 million and $14.6 million and realized losses of $6.6 million and $4.3 million for the six months ended June 30, 2015 and 2014, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Gross unrealized losses on investments in debt and equity securities are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2015
Debt securities:
U.S. Treasury bonds	$56,754	$(1,580)	$11,012	$(30)	$67,766	$(1,610)
Municipal bonds	248,986	(2,807)	12,983	(202)	261,969	(3,009)
Foreign bonds	7,713	(53)	—	—	7,713	(53)
Governmental agency bonds	237,630	(2,005)	44,764	(420)	282,394	(2,425)
Governmental agency mortgage-backed securities	797,995	(5,197)	179,534	(5,455)	977,529	(10,652)
Corporate debt securities	312,517	(7,751)	17,861	(621)	330,378	(8,372)
Total debt securities	1,661,595	(19,393)	266,154	(6,728)	1,927,749	(26,121)
Equity securities	107,681	(3,833)	17,551	(1,779)	125,232	(5,612)
Total	$1,769,276	$(23,226)	$283,705	$(8,507)	$2,052,981	$(31,733)
December 31, 2014
Debt securities:
U.S. Treasury bonds	$8,122	$(27)	$15,124	$(154)	$23,246	$(181)
Municipal bonds	137,755	(689)	19,625	(318)	157,380	(1,007)
Foreign bonds	6,215	(8)	—	—	6,215	(8)
Governmental agency bonds	27,479	(88)	127,936	(1,930)	155,415	(2,018)
Governmental agency mortgage-backed securities	383,717	(1,612)	300,918	(7,483)	684,635	(9,095)
Non-agency mortgage-backed securities	—	—	5,611	(717)	5,611	(717)
Corporate debt securities	198,079	(3,151)	9,683	(113)	207,762	(3,264)
Total debt securities	761,367	(5,575)	478,897	(10,715)	1,240,264	(16,290)
Equity securities	208,922	(8,587)	2,340	(191)	211,262	(8,778)
Total	$970,289	$(14,162)	$481,237	$(10,906)	$1,451,526	$(25,068)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at June 30, 2015, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$3,680	$69,082	$13,615	$16,484	$102,861
Estimated fair value	$3,738	$69,157	$13,512	$15,413	$101,820
Municipal bonds
Amortized cost	$37,237	$278,179	$220,717	$133,031	$669,164
Estimated fair value	$37,389	$280,146	$223,300	$134,206	$675,041
Foreign bonds
Amortized cost	$48,442	$126,251	$11,652	$3,154	$189,499
Estimated fair value	$48,788	$128,657	$11,834	$3,169	$192,448
Governmental agency bonds
Amortized cost	$12,293	$354,761	$28,247	$23,849	$419,150
Estimated fair value	$12,312	$353,776	$28,418	$23,223	$417,729
Corporate debt securities
Amortized cost	$19,668	$289,397	$370,973	$67,218	$747,256
Estimated fair value	$19,900	$292,130	$368,710	$64,451	$745,191
Total debt securities excluding mortgage-backed securities
Amortized cost	$121,320	$1,117,670	$645,204	$243,736	$2,127,930
Estimated fair value	$122,127	$1,123,866	$645,774	$240,462	$2,132,229
Total mortgage-backed securities
Amortized cost					$2,016,851
Estimated fair value					$2,013,185
Total debt securities
Amortized cost					$4,144,781
Estimated fair value					$4,145,414

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity because borrowers may have the right to call or prepay such obligations with or without call or prepayment penalties.

Note 4 – Goodwill

A summary of the changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2015, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2014	$913,180	$46,765	$959,945
Acquisitions	14,183	—	14,183
Foreign currency translation	(3,618)	—	(3,618)
Balance as of June 30, 2015	$923,745	$46,765	$970,510

The Company’s four reporting units for purposes of assessing impairment are title insurance, home warranty, property and casualty insurance and trust and other services. During the six months ended June 30, 2015 there were no triggering events that would require an impairment analysis. There is no accumulated impairment for goodwill as the Company has never recognized impairment to any of its reporting units.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 5 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	June 30, 2015	December 31, 2014
Finite-lived intangible assets:
Customer relationships	$95,788	$94,850
Noncompete agreements	27,631	27,286
Trademarks	9,398	11,241
Patents	2,840	2,840
	135,657	136,217
Accumulated amortization	(98,996)	(97,282)
	36,661	38,935
Indefinite-lived intangible assets:
Licenses	16,877	16,877
	$53,538	$55,812

Amortization expense for finite-lived intangible assets was $2.4 million and $4.8 million for the three and six months ended June 30, 2015, respectively, and $2.2 million and $5.2 million for the three and six months ended June 30, 2014, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2015	$4,582
2016	$8,511
2017	$7,250
2018	$4,797
2019	$4,004
2020	$2,162

Note 6 – Reserve for Known and Incurred But Not Reported Claims

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	June 30, 2015		December 31, 2014
Known title claims	$93,230	9.7%	$165,330	16.3%
Incurred but not reported claims	812,140	84.9%	802,069	79.3%
Total title claims	905,370	94.6%	967,399	95.6%
Non-title claims	51,416	5.4%	44,381	4.4%
Total loss reserves	$956,786	100.0%	$1,011,780	100.0%

The Company’s reserve for known title claims was $93.2 million at June 30, 2015, a decline of $72.1 million, or 43.6%, from the balance at December 31, 2014.  This decline is primarily attributable to settlement payments associated with certain large claims during the first quarter of 2015.  The reserve for known title claims associated with these claims recorded at December 31, 2014 was $56.0 million.  The Company paid $35.0 million, net of $21.0 million recovered through reinsurance, during the first quarter of 2015 to settle these claims.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 6.5% for the three and six months ended June 30, 2015 and 8.9% and 7.5% for the three and six months ended June 30, 2014, respectively.

The current quarter rate of 6.5% reflects the ultimate loss rate of 6.0% for the current policy year and a $5.1 million net increase in the loss reserve estimates for prior policy years.

The second quarter of 2014 rate of 8.9% reflected the ultimate loss rate of 6.0% for the 2014 policy year and a $25.1 million net increase in the loss reserve estimates for prior policy years.  The increase in loss reserve estimates for prior policy years was primarily related to a large commercial claim from policy year 2007, net of anticipated recoveries.

Note 7 – Income Taxes

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 33.9% and 34.5% for the three and six months ended June 30, 2015, respectively, and 33.7% and 35.1% for the three and six months ended June 30, 2014, respectively. The differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits and changes in the liability related to tax positions on the Company’s tax returns recorded in 2014.

In connection with the Company’s June 2010 spin-off from its prior parent, which subsequently assumed the name CoreLogic, Inc. (“CoreLogic”), it entered into a tax sharing agreement which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At June 30, 2015 and December 31, 2014, the Company had a net payable to CoreLogic of $35.6 million and $35.1 million, respectively, related to tax matters prior to the spin-off. This amount is included in the Company’s condensed consolidated balance sheets in accounts payable and accrued liabilities. The increase during the current year was primarily the result of an additional accrual for tax matters prior to the spin-off.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and adjusts the allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The ability or failure to achieve the forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets.  Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted in the next 12 months.

As of June 30, 2015 and December 31, 2014, the liability for income taxes associated with uncertain tax positions was $24.2 million and $24.1 million, respectively. The net increase in the liability during 2015 was primarily attributable to activity related to examinations conducted by various taxing authorities.  As of June 30, 2015 and December 31, 2014, the liability could be reduced by $3.4 million of offsetting tax benefits associated with the correlative effects of potential adjustments including timing adjustments and state income taxes. The net amounts of $20.8 million and $20.7 million as of June 30, 2015 and December 31, 2014, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of June 30, 2015 and December 31, 2014, the Company had accrued $9.3 million and $8.9 million, respectively, of interest and penalties (net of tax benefits of $3.9 million and $3.7 million, respectively) related to uncertain tax positions.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months. These changes may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Kingdom. The Company is no longer subject to U.S. federal, state and non-U.S. income tax examinations by taxing authorities for years prior to 2005.

Note 8 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Numerator
Net income attributable to the Company	$93,347	$50,594	$130,979	$72,318
Less: dividends and undistributed earnings allocated to unvested restricted stock units (“RSUs”)	88	123	150	176
Net income allocated to common stockholders	$93,259	$50,471	$130,829	$72,142
Denominator
Basic weighted-average shares	108,459	106,878	108,102	106,522
Effect of dilutive employee stock options and RSUs	1,337	1,769	1,484	1,901
Diluted weighted-average shares	109,796	108,647	109,586	108,423
Net income per share attributable to the Company’s stockholders
Basic	$0.86	$0.47	$1.21	$0.68
Diluted	$0.85	$0.47	$1.19	$0.67

RSUs excluded from weighted-average diluted common shares outstanding due to their antidilutive effect totaled 4 thousand and 2 thousand for the three and six months ended June 30, 2015, respectively. Stock options and RSUs excluded from weighted-average diluted common shares outstanding due to their antidilutive effect for the three and six months ended June 30, 2014 totaled 134 thousand and 133 thousand, respectively.

Note 9 – Employee Benefit Plans

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans during the three and six months ended June 30, 2015 and 2014 includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Expense:
Service costs	$390	$329	$780	$658
Interest costs	7,009	6,956	14,018	13,912
Expected return on plan assets	(5,448)	(4,694)	(10,896)	(9,388)
Amortization of net actuarial loss	8,492	7,407	16,984	14,814
Amortization of prior service credit	(1,041)	(1,038)	(2,082)	(2,076)
	$9,402	$8,960	$18,804	$17,920

The Company contributed $17.7 million to the defined benefit pension and supplemental benefit plans during the six months ended June 30, 2015 and expects to contribute an additional $18.1 million during the remainder of 2015. These contributions include those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

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

Assets measured at fair value on a recurring basis

The valuation techniques and inputs used by the Company to estimate the fair value of assets measured on a recurring basis, are summarized as follows:

Debt securities

The fair values of debt securities were based on the market values obtained from independent pricing services that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established independent broker-dealers. The independent pricing services monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants. The pricing services utilize the market approach in determining the fair value of the debt securities held by the Company. The Company obtains an understanding of the valuation models and assumptions utilized by the services and has controls in place to determine that the values provided represent fair value. The Company’s validation procedures include comparing prices received from the pricing services to quotes received from other third party sources for certain securities with market prices that are readily verifiable. If the price comparison results in differences over a predefined threshold, the Company will assess the reasonableness of the changes relative to prior periods given the prevailing market conditions and assess changes in the issuers’ credit worthiness, performance of any underlying collateral and prices of the instrument relative to similar issuances. To date, the Company has not made any material adjustments to the fair value measurements provided by the pricing services.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Equity securities

The fair values of equity securities, including preferred and common stocks, were based on quoted market prices for identical assets that are readily and regularly available in an active market.

The following table presents the fair values of the Company’s assets measured on a recurring basis as of June 30, 2015 and December 31, 2014:

(in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2015
Assets:
Debt securities:
U.S. Treasury bonds	$101,820	$—	$101,820	$—
Municipal bonds	675,041	—	675,041	—
Foreign bonds	192,448	—	192,448	—
Governmental agency bonds	417,729	—	417,729	—
Governmental agency mortgage-backed securities	2,013,185	—	2,013,185	—
Corporate debt securities	745,191	—	733,833	11,358
	4,145,414	—	4,134,056	11,358
Equity securities:
Preferred stocks	19,041	19,041	—	—
Common stocks	285,040	285,040	—	—
	304,081	304,081	—	—
Total assets	$4,449,495	$304,081	$4,134,056	$11,358

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Debt securities:
U.S. Treasury bonds	$64,982	$—	$64,982	$—
Municipal bonds	587,677	—	587,677	—
Foreign bonds	196,750	—	196,750	—
Governmental agency bonds	197,874	—	197,874	—
Governmental agency mortgage-backed securities	1,812,162	—	1,812,162	—
Non-agency mortgage-backed securities	16,538	—	—	16,538
Corporate debt securities	574,269	—	574,269	—
	3,450,252	—	3,433,714	16,538
Equity securities:
Preferred stocks	15,525	15,525	—	—
Common stocks	386,887	386,887	—	—
	402,412	402,412	—	—
Total assets	$3,852,664	$402,412	$3,433,714	$16,538

There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2015 and 2014. Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  For the three and six months ended June 30, 2015 transfers between Level 2 and Level 3 were based on market liquidity and related transparency of pricing and associated observable inputs for certain of the Company’s corporate debt securities. There were no transfers in or out of Level 3 during the three and six months ended June 30, 2014. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents a summary of the changes in the fair values of Level 3 assets measured on a recurring basis for the three months ended June 30, 2015 and 2014:

(in thousands)	June 30, 2015	June 30, 2014
	Corporate debt securities	Non-agency mortgage-backed securities
Fair value at beginning of period	$32,566	$18,646
Transfers into Level 3	2,504	—
Transfers out of Level 3	(26,083)	—
Net realized and unrealized gains (losses):
Included in earnings:
Net realized investment losses	(43)	—
Net other-than-temporary impairment losses	—	(515)
Included in other comprehensive income (loss)	(205)	223
Purchases	4,488	—
Sales	(481)	—
Settlements	(1,388)	(360)
Fair value at end of period	$11,358	$17,994
Unrealized gains (losses) included in earnings for the period relating to Level 3 assets that were still held at the end of the period:
Net other-than-temporary impairment losses	$—	$(515)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents a summary of the changes in the fair values of Level 3 assets measured on a recurring basis for the six months ended June 30, 2015 and 2014:

(in thousands)	June 30, 2015			June 30, 2014
	Corporate debt securities	Non-agency mortgage-backed securities	Total	Non-agency mortgage-backed securities
Fair value at beginning of period	$—	$16,538	$16,538	$19,022
Transfers into Level 3	2,504	—	2,504	—
Transfers out of Level 3	(26,083)	—	(26,083)	—
Net realized and unrealized gains (losses):
Included in earnings:
Net realized investment losses	(41)	(1,015)	(1,056)	—
Net other-than-temporary impairment losses	—	—	—	(1,033)
Included in other comprehensive income (loss)	44	(589)	(545)	689
Purchases	37,045	—	37,045	—
Sales	(653)	(14,934)	(15,587)	—
Settlements	(1,458)	—	(1,458)	(684)
Fair value at end of period	$11,358	$—	$11,358	$17,994
Unrealized gains (losses) included in earnings for the period relating to Level 3 assets that were still held at the end of the period:
Net other-than-temporary impairment losses	$—	$—	$—	$(1,033)

Financial instruments not measured at fair value

In estimating the fair values of its financial instruments not measured at fair value, the Company used the following methods and assumptions:

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of June 30, 2015 and December 31, 2014:

Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
June 30, 2015
Assets:
Cash and cash equivalents	$1,269,660	$1,269,660	$1,269,660	$—	$—
Deposits with banks	$17,972	$18,033	$3,563	$14,470	$—
Notes receivable, net	$6,177	$4,428	$—	$—	$4,428
Liabilities:
Deposits	$2,965,293	$2,965,293	$2,965,293	$—	$—
Notes and contracts payable	$584,538	$588,949	$—	$583,838	$5,111

Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Cash and cash equivalents	$1,190,080	$1,190,080	$1,190,080	$—	$—
Deposits with banks	$21,445	$21,540	$4,068	$17,472	$—
Notes receivable, net	$6,130	$3,930	$—	$—	$3,930
Liabilities:
Deposits	$2,332,714	$2,332,714	$2,332,714	$—	$—
Notes and contracts payable	$587,337	$595,087	$—	$588,542	$6,545

Note 11 – Share-Based Compensation

The following table presents compensation expense associated with the Company’s share-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Expense:
RSUs	$4,117	$3,091	$14,219	$11,365
Stock options	68	68	135	135
Employee stock purchase plan	520	(38)	1,209	1,019
	$4,705	$3,121	$15,563	$12,519

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table summarizes RSU activity for the six months ended June 30, 2015:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2014	2,337	$21.21
Granted during 2015	721	$34.76
Vested during 2015	(947)	$18.12
Forfeited during 2015	(20)	$28.04
RSUs unvested at June 30, 2015	2,091	$27.22

The following table summarizes stock option activity for the six months ended June 30, 2015:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2014	686	$20.18
Exercised during 2015	(290)	$16.59
Balance at June 30, 2015	396	$22.82	3.1 years	$5,693
Vested and expected to vest at June 30, 2015	396	$22.82	3.1 years	$5,693
Exercisable at June 30, 2015	296	$21.19	1.3 years	$4,745

Note 12 – Accumulated Other Comprehensive Income (Loss)

Changes in the balances of each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2015 are as follows:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2014	$10,911	$(20,420)	$(189,580)	$(199,089)
Change in unrealized gains (losses) on securities	(12,699)	—	—	(12,699)
Change in foreign currency translation adjustments	—	(13,794)	—	(13,794)
Amortization of net actuarial loss	—	—	16,984	16,984
Amortization of prior service cost	—	—	(2,082)	(2,082)
Tax effect	4,267	—	(5,700)	(1,433)
Balance at June 30, 2015	$2,479	$(34,214)	$(180,378)	$(212,113)
Allocated to the Company	$2,468	$(34,214)	$(180,378)	$(212,124)
Allocated to noncontrolling interests	11	—	—	11
Balance at June 30, 2015	$2,479	$(34,214)	$(180,378)	$(212,113)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended June 30, 2015 and 2014:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended June 30, 2015
Pretax change before reclassifications	$(42,784)	$4,866	$—	$(37,918)
Reclassifications out of AOCI	(1,039)	—	7,451	6,412
Tax effect	15,317	—	(2,850)	12,467
Total other comprehensive income (loss), net of tax	$(28,506)	$4,866	$4,601	$(19,039)
Three Months Ended June 30, 2014
Pretax change before reclassifications	$29,818	$11,612	$—	$41,430
Reclassifications out of AOCI	(6,840)	—	6,369	(471)
Tax effect	(8,939)	—	(2,477)	(11,416)
Total other comprehensive income (loss), net of tax	$14,039	$11,612	$3,892	$29,543

The following table presents the other comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2015 and 2014:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Six Months Ended June 30, 2015
Pretax change before reclassifications	$(14,351)	$(13,794)	$—	$(28,145)
Reclassifications out of AOCI	1,652	—	14,902	16,554
Tax effect	4,267	—	(5,700)	(1,433)
Total other comprehensive income (loss), net of tax	$(8,432)	$(13,794)	$9,202	$(13,024)
Six Months Ended June 30, 2014
Pretax change before reclassifications	$51,953	$5,572	$—	$57,525
Reclassifications out of AOCI	(9,009)	—	12,738	3,729
Tax effect	(16,705)	—	(4,955)	(21,660)
Total other comprehensive income (loss), net of tax	$26,239	$5,572	$7,783	$39,594

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the effect of the reclassifications out of accumulated other comprehensive income (loss) on the respective line items in the condensed consolidated statements of income:

	Amounts reclassified from accumulated other comprehensive income (loss)
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the condensed
	2015	2014	2015	2014	consolidated statements of income
Unrealized gains (losses) on securities:
Net realized gains (losses) on sales of securities	$1,039	$7,355	$(1,652)	$10,042	Net realized investment gains
Net other-than-temporary impairment losses	—	(515)	—	(1,033)	Net realized investment gains
Pretax total	$1,039	$6,840	$(1,652)	$9,009
Tax effect	$(363)	$(2,661)	$555	$(3,505)
Pension benefit adjustment:
Amortization of defined benefit pension and supplemental benefit plan items:
Net actuarial loss	$(8,492)	$(7,407)	$(16,984)	$(14,814)	(1)
Prior service credit	1,041	1,038	2,082	2,076	(1)
Pretax total	$(7,451)	$(6,369)	$(14,902)	$(12,738)
Tax effect	$2,850	$2,477	$5,700	$4,955

(1)	These accumulated other comprehensive income components are included in the computation of net periodic cost. See Note 9 Employee Benefit Plans for additional details.

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

•	misclassified certain employees, including
•	Sager v. Interthinx, Inc., filed on January 23, 2015 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	Weber v. Interthinx, Inc., et al., filed on April 17, 2015 and pending in the United States District Court for the Eastern District of Missouri.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Selected financial information, by reporting segment, is as follows:

For the three months ended June 30, 2015:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,227,058	$154,738	$20,164	$28,841
Specialty Insurance	97,653	10,590	1,177	1,123
Corporate	(893)	(23,706)	122	—
Eliminations	(29)	—	—	—
	$1,323,789	$141,622	$21,463	$29,964

For the three months ended June 30, 2014:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,055,395	$84,837	$17,623	$18,028
Specialty Insurance	91,184	11,035	1,338	878
Corporate	3,779	(19,414)	819	—
Eliminations	(389)	—	—	—
	$1,149,969	$76,458	$19,780	$18,906

For the six months ended June 30, 2015:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,246,830	$224,238	$39,690	$60,159
Specialty Insurance	192,189	27,764	2,382	1,877
Corporate	(3,720)	(51,432)	245	—
Eliminations	(426)	—	—	—
	$2,434,873	$200,570	$42,317	$62,036

For the six months ended June 30, 2014:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,980,724	$127,473	$35,537	$38,007
Specialty Insurance	178,325	24,933	2,577	2,056
Corporate	4,498	(40,695)	1,638	—
Eliminations	(779)	—	—	—
	$2,162,768	$111,711	$39,752	$40,063

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This Management’s Discussion and Analysis contains the financial measure adjusted information and other revenues excluding the effects of recent acquisitions, which is not presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company is presenting this non-GAAP financial measure because it provides the Company’s management and readers of this Quarterly Report on Form 10-Q with additional insight into the operational performance of the Company relative to earlier periods.  The Company does not intend for this non-GAAP financial measure to be a substitute for any GAAP financial information.  In this Quarterly Report on Form 10-Q, this non-GAAP financial measure has been presented with, and reconciled to, the most directly comparable GAAP financial measure.  Readers of this Quarterly Report on Form 10-Q should use this non-GAAP financial measure only in conjunction with the comparable GAAP financial measure.

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

Pending Accounting Pronouncements

In May 2015, the FASB issued updated disclosure guidance related to short-duration contracts issued by insurance entities.  The updated guidance is intended to increase the transparency of significant estimates made in measuring liabilities for unpaid claims and claim adjustment expenses and to provide additional insight into an insurance entity’s ability to underwrite and anticipate costs associated with claims. The updated guidance is effective for annual reporting periods beginning after December 15, 2015 and for interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. Except for the disclosure requirements, the Company does not expect the adoption of this guidance to impact its condensed consolidated financial statements.

In May 2015, the FASB issued updated guidance intended to eliminate the diversity in practice surrounding how investments measured at net asset value under the practical expedient with future redemption dates have been categorized in the fair value hierarchy.  Under the updated guidance, investments for which fair value is measured at net asset value per share using the practical expedient should no longer be categorized in the fair value hierarchy. The updated guidance requires retrospective adoption for all periods presented and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Except for the disclosure requirements, the Company does not expect the adoption of this guidance to impact its condensed consolidated financial statements.

In April 2015, the FASB issued updated guidance intended to clarify the accounting treatment for cloud computing arrangements that include software licenses. Under the updated guidance, if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets. The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of recognition. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Revenue from insurance contracts is not within the scope of this guidance. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption prohibited. The Company is currently assessing the impact of the new guidance on its condensed consolidated financial statements.

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

The Company’s total revenues increased 15.1% in the second quarter of 2015 when compared with the second quarter of 2014.  This increase was primarily attributable to increases in commercial business, refinance transactions and residential purchase transactions during 2015.  Direct premiums and escrow fees in the title insurance and services segment from commercial business, refinance transactions and residential purchase transactions increased 28.8%, 54.9% and 13.1%, respectively, in the second quarter of 2015 when compared with the second quarter of 2014.

According to the Mortgage Bankers Association’s July 22, 2015 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 33.0% in the second quarter of 2015 when compared with the second quarter of 2014. According to the MBA Forecast, the dollar amount of purchase originations increased 25.7% and refinance originations increased 44.1%. The higher volume of domestic residential mortgage origination activity in the second quarter of 2015 contributed to a 6.5% increase in domestic residential purchase orders closed per day and a 44.5% increase in domestic refinance orders closed per day by the Company’s direct title operations in the second quarter of 2015 when compared with the second quarter of 2014.

During the second quarter of 2015, the level of domestic title orders opened per day by the Company’s direct title operations increased by 5.3% when compared with the second quarter of 2014.  Refinance, residential purchase and commercial open orders per day increased by 13.1%, 6.1% and 3.2%, respectively, during the second quarter of 2015 when compared to the same quarter of 2014.

The Consumer Financial Protection Bureau (“CFPB”) has broad authority to regulate, among other areas, the mortgage and real estate markets in matters pertaining to consumers.  In addition to other activities, the CFPB has proposed and implemented regulations related to the simplification of mortgage disclosures and the required delivery of documentation to consumers in connection with the closing of federally-regulated mortgage loans.  Compliance with these integrated disclosure rules will require participants in the mortgage market, including the Company, to make significant changes to the manner in which they create, process, and deliver certain disclosures to consumers in connection with mortgage loan applications made on or after October 3, 2015, the anticipated effective date of the new rule.  These changes could lead to lower mortgage volumes and/or delays in mortgage processing, particularly in the early stages of implementation.  Readiness for, and compliance with, these rules, also requires extensive planning; changes to systems, forms and processes; as well as heightened coordination among market participants, including by settlement service providers, such as the Company and its agents, with lenders and others.  While there can be no assurance that the Company, its agents or other market participants will be successful in their implementation efforts, the Company is actively preparing for compliance.

Title Insurance and Services

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues
Direct premiums and escrow fees	$534,111	$443,365	$90,746	20.5%	$962,462	$792,728	$169,734	21.4%
Agent premiums	493,102	423,209	69,893	16.5	919,429	844,133	75,296	8.9
Information and other	169,681	165,222	4,459	2.7	315,564	302,400	13,164	4.4
Net investment income	25,996	19,332	6,664	34.5	47,770	35,035	12,735	36.3
Net realized investment gains	4,168	4,267	(99)	(2.3)	1,605	6,428	(4,823)	(75.0)
	1,227,058	1,055,395	171,663	16.3	2,246,830	1,980,724	266,106	13.4
Expenses
Personnel costs	370,459	327,218	43,241	13.2	701,830	627,498	74,332	11.8
Premiums retained by agents	394,828	338,271	56,557	16.7	737,288	674,936	62,352	9.2
Other operating expenses	205,314	197,050	8,264	4.2	394,056	367,132	26,924	7.3
Provision for policy losses and other claims	66,735	77,089	(10,354)	(13.4)	122,286	123,305	(1,019)	(0.8)
Depreciation and amortization	20,164	17,623	2,541	14.4	39,690	35,537	4,153	11.7
Premium taxes	14,194	12,666	1,528	12.1	26,225	23,602	2,623	11.1
Interest	626	641	(15)	(2.3)	1,217	1,241	(24)	(1.9)
	1,072,320	970,558	101,762	10.5	2,022,592	1,853,251	169,341	9.1
Income before income taxes	$154,738	$84,837	$69,901	82.4%	$224,238	$127,473	$96,765	75.9%
Margins	12.6%	8.0%	4.6%	57.5%	10.0%	6.4%	3.6%	56.3%

Direct premiums and escrow fees were $534.1 million and $962.5 million for the three and six months ended June 30, 2015, respectively, increases of $90.7 million, or 20.5%, and $169.7 million, or 21.4%, when compared with the respective periods of the prior year. The increases were primarily due to an increase in domestic title orders closed by the Company’s direct operations and, to a lesser extent, an increase in the domestic average revenues per order closed.  The average revenues per order closed were $1,953 and $1,913 for the three and six months ended June 30, 2015, respectively, increases of 6.7% and 7.4% when compared with $1,830 and $1,781 for the respective periods of the prior year. The increases in average revenues per order closed were primarily attributable to an increase in the average size of commercial deals closed and higher real estate values, partially offset by an increase in the mix of direct revenues generated from lower premium refinance transactions.  The Company’s direct title operations closed 246,500 and 454,100 title orders during the three and six months ended June 30, 2015, respectively, increases of 15.1% and 15.2% when compared with 214,200 and 394,300 title orders closed during the respective periods of the prior year. The increases in title orders closed were generally consistent with residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums were $493.1 million and $919.4 million for the three and six months ended June 30, 2015, respectively, increases of $69.9 million, or 16.5%, and $75.3 million, or 8.9%, when compared with the respective periods of the prior year.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity. The increase in agent premiums quarter over quarter was generally consistent with the 22.6% increase in the Company’s direct premiums and escrow fees in the first quarter of 2015 as compared with the first quarter of 2014.

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

Information and other revenues were $169.7 million and $315.6 million for the three and six months ended June 30, 2015, respectively, increases of $4.5 million, or 2.7%, and $13.2 million, or 4.4%, when compared with the respective periods of the prior year. Excluding the $4.0 million and $15.5 million impact of new acquisitions for the three and six months ended June 30, 2015, respectively, information and other revenues increased $0.4 million, or 0.3%, for the three months ended June 30, 2015 and decreased $2.3 million, or 0.8%, for the six months ended June 30, 2015 when compared to the respective periods of the prior year.  The changes in information and other revenues for the three and six months ended June 30, 2015, adjusted for the impact of acquisitions, reflected higher demand for certain of the Company’s non-insured services and products, which is directionally consistent with the increase in title insurance and services segment transaction volumes and revenue, offset by lower demand for the Company’s default information products as a result of the decrease in domestic loss mitigation activities when compared with the same periods of the prior year.

Net investment income totaled $26.0 million and $47.8 million for the three and six months ended June 30, 2015, respectively, increases of $6.7 million, or 34.5%, and $12.7 million, or 36.3%, respectively, when compared with the respective periods of the prior year. The increases were primarily attributable to higher interest income from the investment portfolio due to higher average balances outstanding in the Company’s debt securities portfolio during the three and six months ended June 30, 2015 when compared to the same periods of the prior year.  In addition, the Company recognized higher equity in earnings related to investments accounted for using the equity method in the three and six months ended June 30, 2015 when compared to the same periods of the prior year.

Net realized investment gains totaled $4.2 million and $1.6 million for the three and six months ended June 30, 2015, respectively, and included gains from the sales of office buildings of $8.1 million and $9.1 million, respectively, partially offset by impairment on internally developed software of $6.6 million.  Net realized investment gains totaled $4.3 million and $6.4 million for the three and six months ended June 30, 2014, respectively, and were primarily from the sales of debt and equity securities.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $370.5 million and $701.8 million for the three and six months ended June 30, 2015, respectively, increases of $43.2 million, or 13.2%, and $74.3 million, or 11.8%, respectively, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher incentive compensation costs, which include commissions, bonuses and 401(k) savings plan matches, due to higher revenue and profitability when compared to the same periods of the prior year.

Agents retained $394.8 million and $737.3 million of title premiums generated by agency operations for the three and six months ended June 30, 2015, respectively, which compares with $338.3 million and $674.9 million for the respective periods of the prior year. The percentage of title premiums retained by agents was 80.1% and 80.2% for the three and six months ended June 30, 2015, respectively, compared to 79.9% and 80.0% for the respective periods of the prior year.  The increases in the percentage of title premiums retained by agents were due to a change in the geographic mix of agency revenues towards higher agent-retention geographies.

Other operating expenses for the title insurance and services segment were $205.3 million and $394.1 million for the three and six months ended June 30, 2015, respectively, increases of $8.3 million, or 4.2%, and $26.9 million, or 7.3%, respectively, when compared with the respective periods of the prior year.  The increases were primarily due to higher production related expenses and higher temporary labor costs driven by higher order volumes.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 6.5% for the three and six months ended June 30, 2015 compared to 8.9% and 7.5% in the respective periods of the prior year.

The current quarter rate of 6.5% reflects the ultimate loss rate of 6.0% for the current policy year and a $5.1 million net increase in the loss reserve estimates for prior policy years.

The second quarter of 2014 rate of 8.9% reflected an ultimate loss rate of 6.0% for the 2014 policy year and a $25.1 million net increase in the loss reserve estimates for prior policy years.  The increase in loss reserve estimates for prior policy years was primarily related to a large commercial claim from policy year 2007, net of anticipated recoveries.

Depreciation and amortization expense was $20.2 million and $39.7 million for the three and six months ended June 30, 2015, respectively, increases of $2.5 million, or 14.4%, and $4.2 million, or 11.7%, respectively, when compared with the same periods of the prior year.  The increases were primarily attributable to the depreciation and amortization expense associated with developed technology and other intangible assets recorded in connection with acquisitions made in 2014.

Premium taxes were $14.2 million and $26.2 million for the three and six months ended June 30, 2015, respectively, increases of $1.5 million, or 12.1%, and $2.6 million, or 11.1%, respectively, compared to $12.7 million and $23.6 million for the same periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for the three and six months ended June 30, 2015 and 1.5% and 1.4% for the respective periods in 2014.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margins for the three and six months ended June 30, 2015 were 12.6% and 10.0%, respectively, compared with 8.0% and 6.4% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues
Direct premiums	$94,314	$87,758	$6,556	7.5%	$184,467	$172,267	$12,200	7.1%
Information and other	856	487	369	75.8	1,628	957	671	70.1
Net investment income	2,215	1,842	373	20.2	4,216	3,571	645	18.1
Net realized investment gains	268	1,097	(829)	(75.6)	1,878	1,530	348	22.7
	97,653	91,184	6,469	7.1	192,189	178,325	13,864	7.8
Expenses
Personnel costs	16,560	15,487	1,073	6.9	31,929	31,001	928	3.0
Other operating expenses	11,373	10,359	1,014	9.8	24,720	21,828	2,892	13.2
Provision for policy losses and other claims	56,135	51,377	4,758	9.3	102,138	95,044	7,094	7.5
Depreciation and amortization	1,177	1,338	(161)	(12.0)	2,382	2,577	(195)	(7.6)
Premium taxes	1,818	1,588	230	14.5	3,256	2,942	314	10.7
	87,063	80,149	6,914	8.6	164,425	153,392	11,033	7.2
Income before income taxes	$10,590	$11,035	$(445)	(4.0)%	$27,764	$24,933	$2,831	11.4%
Margins	10.8%	12.1%	(1.3)%	(10.7)%	14.4%	14.0%	0.4%	2.9%

Direct premiums were $94.3 million and $184.5 million for the three and six months ended June 30, 2015, respectively, increases of $6.6 million, or 7.5%, and $12.2 million, or 7.1%, when compared with the respective periods of the prior year. The increases were driven by higher premiums earned in the home warranty business and, to a lesser extent, higher premiums earned in the property and casualty business.  The increases in the home warranty business were primarily in its renewal and real estate channels and were driven by an increase in the price charged for home warranty residential service contracts and an increase in the number of contracts issued.  The increases in the property and casualty business were primarily in its independent broker channel.

Net investment income totaled $2.2 million and $4.2 million for the three and six months ended June 30, 2015, respectively, increases of $0.4 million, or 20.2%, and $0.6 million, or 18.1%, respectively, when compared with the respective periods of the prior year. The increases were primarily attributable to higher interest income from the investment portfolio.

Net realized investment gains totaled $0.3 million and $1.9 million for the three and six months ended June 30, 2015, respectively, and $1.1 million and $1.5 million for the three and six months ended June 30, 2014, respectively, and were from the sales of debt and equity securities.

Personnel costs and other operating expenses were $27.9 million and $56.6 million for the three and six months ended June 30, 2015, respectively, increases of $2.1 million, or 8.1%, and $3.8 million, or 7.2%, when compared with the respective periods of the prior year. The increases were primarily attributable to higher corporate allocations for shared services support and higher agent commission expenses driven by increased volume and revenue.  The three months ended June 30, 2015 was also impacted by higher salary expense on higher headcount due to increased volume.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 59.6% and 53.4% for the three and six months ended June 30, 2015, respectively, compared with 58.3% and 53.3% for the respective periods of the prior year.  The increase in the claims rate for the three months ended June 30, 2015 was primarily attributable to higher temperatures in June 2015 when compared to June 2014, which resulted in an increase in more costly air conditioning claims when compared to the same period in 2014.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 59.3% and 59.2% for the three and six months ended June 30, 2015, respectively, compared with 59.1% and 58.8% for the respective periods of the prior year. The slight increase in the claims rate for the three and six months ended June 30, 2015 was primarily attributable to an increase in the severity of claims, mostly offset by a decrease in the frequency of claims and lower costs associated with large claims and claim loss events when compared to the same periods of the prior year.

Premium taxes were $1.8 million and $3.3 million for the three and six months ended June 30, 2015, respectively, compared with $1.6 million and $2.9 million for the respective periods of the prior year. Premium taxes as a percentage of specialty insurance segment premiums were 1.9% and 1.8% for the three and six months ended June 30, 2015, respectively, and 1.8% and 1.7% for the three and six months ended June 30, 2014, respectively.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Pre-tax margins for the three and six months ended June 30, 2015 were 10.8% and 14.4%, respectively, compared with 12.1% and 14.0% in the respective periods of the prior year.

Corporate

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues
Net investment (losses) income	$(325)	$2,868	$(3,193)	(111.3)%	$(3,152)	$3,587	$(6,739)	(187.9)%
Net realized investment (losses) gains	(568)	911	(1,479)	(162.3)	(568)	911	(1,479)	(162.3)
	(893)	3,779	(4,672)	(123.6)	(3,720)	4,498	(8,218)	(182.7)
Expenses
Personnel costs	9,597	11,428	(1,831)	(16.0)	20,857	22,152	(1,295)	(5.8)
Other operating expenses	6,430	6,718	(288)	(4.3)	12,905	13,541	(636)	(4.7)
Depreciation and amortization	122	819	(697)	(85.1)	245	1,638	(1,393)	(85.0)
Interest	6,664	4,228	2,436	57.6	13,705	7,862	5,843	74.3
	22,813	23,193	(380)	(1.6)	47,712	45,193	2,519	5.6
Loss before income taxes	$(23,706)	$(19,414)	$(4,292)	(22.1)%	$(51,432)	$(40,695)	$(10,737)	(26.4)%

Net investment losses totaled $0.3 million and $3.2 million for the three and six months ended June 30, 2015, respectively, compared with income of $2.9 million and $3.6 million for the respective periods of the prior year. The decreases in net investment income were primarily attributable to lower earnings on investments associated with the Company’s deferred compensation plan when compared to the same periods of 2014.  The six months ended June 30, 2015 was also impacted by a one-time non-cash cost of $4.0 million, recorded during the first quarter of 2015, related to the investments associated with the Company’s deferred compensation plan.

Corporate personnel costs and other operating expenses were $16.0 million and $33.8 million for the three and six months ended June 30, 2015, respectively, compared with $18.1 million and $35.7 million for the respective periods of the prior year. The decreases in personnel costs and other operating expenses were primarily attributable to decreased costs associated with the Company’s deferred compensation plan.

Depreciation and amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2015, respectively, compared with $0.8 million and $1.6 million for the respective periods of the prior year.  The decreases were related to a noncompete asset that was fully amortized during 2014.

Interest expense was $6.7 million and $13.7 million for the three and six months ended June 30, 2015, respectively, compared with $4.2 million and $7.9 million for the respective periods of the prior year. The increases were primarily attributable to the Company’s issuance of $300.0 million of debt in November 2014.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the condensed consolidated financial statements. The Company’s inter-segment eliminations were not material for the three and six months ended June 30, 2015 and 2014.

INCOME TAXES

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 33.9% and 34.5% for the three and six months ended June 30, 2015, respectively, compared with 33.7% and 35.1% for the respective periods of the prior year. The differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits and changes in the liability related to tax positions reported on the Company’s tax returns recorded in 2014.

The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and adjusts the allowance, if necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. Failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company’s effective tax rate on future earnings.

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and six months ended June 30, 2015 was $93.6 million and $131.4 million, respectively, compared with $50.7 million and $72.5 million for the respective periods of the prior year. Net income attributable to the Company for the three and six months ended June 30, 2015 was $93.3 million, or $0.85 per diluted share, and $131.0 million, or $1.19 per diluted share, respectively, compared with $50.6 million, or $0.47 per diluted share, and $72.3 million, or $0.67 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities amounted to $166.9 million and $44.9 million for the six months ended June 30, 2015 and 2014, respectively, after claim payments, net of recoveries, of $251.5 million and $240.1 million, respectively. The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2015 and 2014 were purchases of debt and equity securities, business acquisitions, repayment of debt, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the six months ended June 30, 2015 were proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations.  The most significant nonoperating sources of cash and cash equivalents for the six months ended June 30, 2014 were proceeds from the issuance of debt, proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The net effect of all activities on total cash and cash equivalents were increases of $79.6 million and $206.4 million for the six months ended June 30, 2015 and 2014, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments.  In May 2015, the Company’s board of directors approved a second quarter cash dividend of 25 cents per common share. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, industry practice, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.9 million remained as of June 30, 2015. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2015 and as of June 30, 2015, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.1 million.

Holding Company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other potential factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of June 30, 2015, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries for the remainder of 2015, without prior approval from applicable regulators, was $512.0 million. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of June 30, 2015, the holding company’s sources of liquidity included $238.5 million of cash and cash equivalents and $700.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $700.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes. At June 30, 2015, the Company had no outstanding borrowings under the facility and was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During the six months ended June 30, 2015, the Company financed securities for funds received totaling $23.4 million under these agreements. As of June 30, 2015, no amounts remained outstanding under these agreements.

Notes and contracts payable as a percentage of total capitalization was 18.0% and 18.6% at June 30, 2015 and December 31, 2014, respectively.

Investment Portfolio.    The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of June 30, 2015, 93% of the Company’s investment portfolio consisted of fixed income securities, of which 66% were United States government-backed or rated AAA and 95% were rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on Standard & Poor’s Rating Services and Moody’s Investor Service, Inc. published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

The table below outlines the composition of the investment portfolio in an unrealized loss position, by credit rating, (percentages are based on the amortized cost basis of the investments) as of June 30, 2015:

June 30, 2015	A‑Ratings or Higher	BBB+ to BBB- Ratings	Non‑Investment Grade/Not Rated
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	94.5%	2.1%	3.4%
Foreign bonds	83.7%	13.0%	3.3%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Corporate debt securities	33.0%	36.7%	30.3%
Preferred stocks	0.0%	54.6%	45.4%
	86.7%	7.2%	6.1%

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $7.9 billion and $6.3 billion at June 30, 2015 and December 31, 2014, respectively, of which $2.8 billion and $2.2 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt and equity securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.1 billion and $3.0 billion at June 30, 2015 and December 31, 2014, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.5 billion and $2.4 billion at June 30, 2015 and December 31, 2014, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

At June 30, 2015 and December 31, 2014, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $8.2 million and $8.9 million, respectively. The guarantee arrangements relate to promissory notes and other contracts that contingently require the Company to make payments to the guaranteed party upon the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential obligation under these guarantees totaled $8.2 million and $8.9 million at June 30, 2015 and December 31, 2014, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its condensed consolidated balance sheets related to these guarantees at June 30, 2015 and December 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of June 30, 2015, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	misclassified certain employees, including
•	Sager v. Interthinx, Inc., filed on January 23, 2015 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	Weber v. Interthinx, Inc., et al., filed on April 17, 2015 and pending in the United States District Court for the Eastern District of Missouri.

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

2. Unfavorable economic conditions may have a material adverse effect on the Company

Historically, uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, have created a difficult operating environment for the Company’s businesses and other companies in its industries. In addition, the Company holds investments in entities, such as title agencies and settlement service providers, as well as securities in its investment portfolio, which may be negatively impacted by these conditions. The Company also owns a federal savings bank into which it deposits some of its own funds and some funds held in trust for third parties. This bank invests those funds and any realized losses incurred will be reflected in the Company’s consolidated results. The likelihood of such losses, which generally would not occur if the Company were to deposit these funds in an unaffiliated entity, increases when economic conditions are unfavorable. Depending upon the ultimate severity and duration of any economic downturn, the resulting effects on the Company could be materially adverse, including a significant reduction in revenues, earnings and cash flows, challenges to the Company’s ability to satisfy covenants or otherwise meet its obligations under debt facilities, difficulties in obtaining access to capital, challenges to the Company’s ability to pay dividends at currently anticipated levels, deterioration in the value of its investments and increased credit risk from customers and others with obligations to the Company.

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of June 30, 2015 are $1.0 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

6. Scrutiny of the Company’s businesses and the industries in which it operates by governmental entities and others could adversely affect its operations and financial condition

The real estate settlement services industry, an industry in which the Company generates a substantial portion of its revenue and earnings, is subject to continuous scrutiny by regulators, legislators, the media and plaintiffs’ attorneys. Though often directed at the industry generally, these groups may also focus their attention directly on the Company’s businesses. In either case, this scrutiny may result in changes which could adversely affect the Company’s operations and, therefore, its financial condition and liquidity.

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

8. The CFPB’s integrated disclosure rules necessitate significant changes to the Company’s business processes, could lead to market disruption and may otherwise adversely affect the Company

Compliance with the CFPB’s integrated disclosure rules will require participants in the mortgage market, including the Company, to make significant changes to the manner in which they create, process, and deliver certain disclosures to consumers in connection with mortgage loan applications made on or after October 3, 2015, the anticipated effective date of the new rule.  Readiness for, and compliance with, these rules, requires extensive planning; changes to systems, forms and processes; as well as heightened coordination among market participants, including by settlement service providers, such as the Company and its agents, with lenders and others.  While the Company is actively preparing for compliance, the success of the implementation effort is also dependent on the efforts of other market participants.  There can be no assurance that the Company, its agents or other market participants will be successful in their implementation efforts, or that consumers or the CFPB will be satisfied with the manner in which the new rules have been implemented.  These changes also could lead to lower mortgage volumes and/or delays in mortgage processing, particularly in the early stages of implementation.  Accordingly, in addition to the significant time and expense associated with readiness and compliance with the new integrated disclosure rules, the rules may lead to market disruption, loss of business, unexpected expenses or other adverse effects.

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

10. Reform of government-sponsored enterprises could negatively impact the Company

Historically, a substantial proportion of home loans originated in the United States were sold to and, generally, resold in a securitized form by, the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). As a condition to the purchase of a home loan, Fannie Mae and Freddie Mac generally required the purchase of title insurance for their benefit and, as applicable, the benefit of the holders of home loans they may have securitized. The federal government currently is considering various alternatives to reform Fannie Mae and Freddie Mac. The role, if any, that these enterprises or other enterprises fulfilling a similar function will play in the mortgage process following the adoption of any reforms is not currently known. The timing of the adoption and, thereafter, the implementation of the reforms is similarly unknown. Due to the significance of the role of these enterprises, the mortgage process itself may substantially change as a result of these reforms and related discussions. It is possible that these entities, as reformed, or the successors to these entities may require changes to the way title insurance is priced or delivered, changes to standard policy terms or other changes which may make the title insurance business less profitable. These reforms may also alter the home loan market, such as by causing higher mortgage interest rates due to decreased governmental support of mortgage-backed securities. These consequences could be materially adverse to the Company and its financial condition.

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

15. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of decreases in interest rates or weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend upon, among other factors, the future performance of assets held in trust for the plan and interest rates. The pension plan was underfunded as of June 30, 2015 by $98.3 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings, expenses and interest rates require adjustment. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

16. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $101.1 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

19. Systems damage, failures, interruptions and intrusions, wire transfer errors and unauthorized data disclosures may disrupt the Company’s business, harm the Company’s reputation, result in material claims for damages or otherwise adversely affect the Company

The Company uses computer systems to receive, process, store and transmit business information, including highly sensitive non-public personal information as well as data from suppliers and other information upon which its business relies. It also uses these systems to manage substantial cash, investment assets, bank deposits, trust assets and escrow account balances on behalf of the Company and its customers, among other activities. Many of the Company’s products, services and solutions involving the use of real property related data are fully reliant on its systems and are only available electronically.  Accordingly, for a variety of reasons, the integrity of the Company’s computer systems and the protection of the information that resides on those systems are critically important to its successful operation.  The Company’s core computer systems are primarily located in two data centers.  The Company recently took over management of its primary data center and the secondary data center is maintained and managed by a third party.

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

22. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of June 30, 2015, under such regulations, the maximum amount of dividends, loans and advances available in 2015 from these insurance subsidiaries, without prior approval from applicable regulators, was $512.0 million.

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
Mark E. Seaton
Chief Financial Officer (Principal Financial Officer)

Date: July 23, 2015

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2010.

3.2	Amended and Restated Bylaws of First American Financial Corporation, effective as of February 20, 2015.	Incorporated by reference herein to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2014.

*10.1	First Amendment, effective July 1, 2015, to First American Financial Corporation Deferred Compensation Plan, amended and restated effective as of January 1, 2012.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.