Form 10-Q
period 2015-09-30
First American Financial Corp
filed 2015-10-22
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

On October 19, 2015, there were 108,743,996 shares of common stock outstanding.

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	CHANGES IN APPLICABLE GOVERNMENT REGULATIONS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	THE CONSUMER FINANCIAL PROTECTION BUREAU’S EXERCISE OF ITS BROAD RULEMAKING AND SUPERVISORY POWERS;
•	THE EFFECTS OF AND COMPLIANCE WITH THE CONSUMER FINANCIAL PROTECTION BUREAU’S INTEGRATED DISCLOSURE RULES;
•	REGULATION OF TITLE INSURANCE RATES;
•	REFORM OF GOVERNMENT-SPONSORED MORTGAGE ENTERPRISES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;
•	EXPENSES OF AND FUNDING OBLIGATIONS TO THE PENSION PLAN;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MITIGATION EFFORTS;

•	SYSTEMS DAMAGE, FAILURES, INTERRUPTIONS AND INTRUSIONS, WIRE TRANSFER ERRORS OR UNAUTHORIZED DATA DISCLOSURES;
•	INABILITY TO REALIZE THE BENEFITS OF THE COMPANY’S OFFSHORE STRATEGY;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS;
•	INABILITY TO REALIZE THE BENEFITS OF, AND CHALLENGES ARISING FROM, THE COMPANY’S ACQUISITION STRATEGY; AND
•	OTHER FACTORS DESCRIBED IN PART II, ITEM 1A OF THIS QUARTERLY REPORT ON FORM 10-Q.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$894,430	$1,190,080
Accounts and accrued income receivable, net	281,985	276,610
Income taxes receivable	903	5,547
Investments:
Deposits with banks	16,388	21,445
Debt securities, includes pledged securities of $122,008 and $120,742	4,274,116	3,450,252
Equity securities	312,035	402,412
Other investments	163,512	159,783
	4,766,051	4,033,892
Property and equipment, net	398,952	395,287
Title plants and other indexes	551,232	530,589
Deferred income taxes	19,712	19,712
Goodwill	968,550	959,945
Other intangible assets, net	50,887	55,812
Other assets	188,446	198,626
	$8,121,148	$7,666,100
Liabilities and Equity
Deposits	$2,621,209	$2,332,714
Accounts payable and accrued liabilities	894,913	854,105
Deferred revenue	214,406	202,764
Reserve for known and incurred but not reported claims	971,453	1,011,780
Income taxes payable	49,643	6,228
Deferred income taxes	91,482	95,128
Notes and contracts payable	584,952	587,337
	5,428,058	5,090,056
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—108,744 shares and 107,541 shares	1	1
Additional paid-in capital	2,138,623	2,109,712
Retained earnings	785,859	662,310
Accumulated other comprehensive loss	(234,413)	(199,106)
Total stockholders’ equity	2,690,070	2,572,917
Noncontrolling interests	3,020	3,127
Total equity	2,693,090	2,576,044
	$8,121,148	$7,666,100

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Direct premiums and escrow fees	$625,652	$564,396	$1,772,581	$1,529,391
Agent premiums	576,450	496,887	1,495,879	1,341,020
Information and other	162,671	161,227	479,849	464,572
Net investment income	22,272	22,828	70,694	64,254
Net realized investment (losses) gains	(3,130)	14,392	(215)	23,261
	1,383,915	1,259,730	3,818,788	3,422,498
Expenses
Personnel costs	400,884	365,304	1,155,500	1,045,955
Premiums retained by agents	462,087	395,324	1,199,375	1,070,260
Other operating expenses	220,623	219,536	652,290	622,024
Provision for policy losses and other claims	139,126	119,390	363,550	337,739
Depreciation and amortization	21,072	24,127	63,389	63,879
Premium taxes	17,439	15,427	46,920	41,971
Interest	7,288	4,670	21,798	13,007
	1,268,519	1,143,778	3,502,822	3,194,835
Income before income taxes	115,396	115,952	315,966	227,663
Income taxes	39,637	35,015	108,831	74,186
Net income	75,759	80,937	207,135	153,477
Less: Net income attributable to noncontrolling interests	217	232	615	454
Net income attributable to the Company	$75,542	$80,705	$206,520	$153,023
Net income per share attributable to the Company's stockholders (Note 8):
Basic	$0.69	$0.75	$1.91	$1.43
Diluted	$0.69	$0.74	$1.88	$1.41
Cash dividends declared per share	$0.25	$0.24	$0.75	$0.60
Weighted-average common shares outstanding (Note 8):
Basic	108,647	107,136	108,284	106,727
Diluted	110,004	108,863	109,706	108,546

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$75,759	$80,937	$207,135	$153,477
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	(10,942)	(14,735)	(19,374)	11,504
Foreign currency translation adjustment	(15,416)	(12,557)	(29,210)	(6,985)
Pension benefit adjustment	4,058	907	13,260	8,690
Other comprehensive (loss) income, net of tax	(22,300)	(26,385)	(35,324)	13,209
Comprehensive income	53,459	54,552	171,811	166,686
Less: Comprehensive income attributable to noncontrolling interests	206	235	598	464
Comprehensive income attributable to the Company	$53,253	$54,317	$171,213	$166,222

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$207,135	$153,477
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	363,550	337,739
Depreciation and amortization	63,389	63,879
Amortization of premiums and accretion of discounts on debt securities, net	21,702	17,984
Excess tax benefits from share-based compensation	(8,496)	(6,050)
Net realized investment losses (gains)	215	(23,261)
Share-based compensation	20,261	15,962
Equity in earnings of affiliates, net	(7,710)	(1,068)
Dividends from equity method investments	7,559	4,018
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(364,255)	(353,048)
Net change in income tax accounts	56,784	55,372
Increase in accounts and accrued income receivable	(32,194)	(23,191)
Decrease in accounts payable and accrued liabilities	(7,074)	(74,407)
Increase in deferred revenue	12,049	6,780
Other, net	19,282	(8,015)
Cash provided by operating activities	352,197	166,171
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(26,662)	(162,910)
Net decrease in deposits with banks	2,471	2,888
Purchases of debt and equity securities	(1,726,939)	(1,203,474)
Proceeds from sales of debt and equity securities	443,276	627,174
Proceeds from maturities of debt securities	531,440	276,812
Net change in other investments	470	5,093
Net paydowns on loans receivable	—	20,002
Capital expenditures	(91,964)	(63,923)
Proceeds from sales of property and equipment	17,057	11,675
Cash used for investing activities	(850,851)	(486,663)
Cash flows from financing activities:
Net change in deposits	288,495	606,373
Net proceeds from issuance of debt	—	300,503
Repayment of debt	(4,087)	(161,878)
Net activity related to noncontrolling interests	(705)	(658)
Excess tax benefits from share-based compensation	8,496	6,050
Net (payments) proceeds in connection with share-based compensation plans	(1,534)	885
Cash dividends	(81,283)	(64,159)
Cash provided by financing activities	209,382	687,116
Effect of exchange rate changes on cash	(6,378)	2,412
Net (decrease) increase in cash and cash equivalents	(295,650)	369,036
Cash and cash equivalents—Beginning of period	1,190,080	834,837
Cash and cash equivalents—End of period	$894,430	$1,203,873
Supplemental information:
Cash paid during the period for:
Interest	$21,166	$15,701
Premium taxes	$45,683	$47,729
Income taxes, less refunds of $711 and $9,843	$52,069	$20,510

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2014	107,541	$1	$2,109,712	$662,310	$(199,106)	$2,572,917	$3,127	$2,576,044
Net income for nine months ended September 30, 2015	—	—	—	206,520	—	206,520	615	207,135
Dividends on common shares	—	—	—	(81,283)	—	(81,283)	—	(81,283)
Shares issued in connection with share-based compensation plans	1,203	—	8,650	(1,688)	—	6,962	—	6,962
Share-based compensation	—	—	20,261	—	—	20,261	—	20,261
Net activity related to noncontrolling interests	—	—	—	—	—	—	(705)	(705)
Other comprehensive loss (Note 12)	—	—	—	—	(35,307)	(35,307)	(17)	(35,324)
Balance at September 30, 2015	108,744	$1	$2,138,623	$785,859	$(234,413)	$2,690,070	$3,020	$2,693,090

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

Pending Accounting Pronouncements

In September 2015, the FASB issued updated guidance intended to simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for those adjustments. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015 and applies prospectively to adjustments made to provisional amounts that occur after the effective date of this guidance with early adoption permitted for financial statements that have not been issued. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In August 2015, the FASB issued updated guidance relating to the SEC Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.  The updated guidance allows for the deferral and presentation of debt issuance costs as an asset which may be amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any related outstanding borrowings. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets. The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of recognition. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Revenue from insurance contracts is not within the scope of this guidance. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption prohibited. In August 2015, the FASB issued updated guidance which defers the effective date of this guidance by one year to interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. The Company is currently assessing the impact of the new guidance on its condensed consolidated financial statements.

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $8.0 billion and $6.3 billion at September 30, 2015 and December 31, 2014, respectively, of which $2.5 billion and $2.2 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.0 billion at September 30, 2015 and December 31, 2014. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions and, as a result, the Company has ongoing programs for realizing economic benefits with various financial institutions. The results from these programs are included in the condensed consolidated financial statements as income or a reduction in expense, as appropriate, based on the nature of the arrangement and benefit received.

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.9 billion and $2.4 billion at September 30, 2015 and December 31, 2014, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Note 3 – Debt and Equity Securities

Investments in debt securities, all of which are classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		Gains	Losses
September 30, 2015
U.S. Treasury bonds	$112,624	$803	$(622)	$112,805
Municipal bonds	682,228	12,136	(1,376)	692,988
Foreign bonds	179,546	2,234	(470)	181,310
Governmental agency bonds	420,178	1,999	(840)	421,337
Governmental agency mortgage-backed securities	2,071,934	11,367	(5,884)	2,077,417
Corporate debt securities	795,585	7,210	(14,536)	788,259
	$4,262,095	$35,749	$(23,728)	$4,274,116
December 31, 2014
U.S. Treasury bonds	$64,195	$968	$(181)	$64,982
Municipal bonds	577,703	10,981	(1,007)	587,677
Foreign bonds	194,749	2,009	(8)	196,750
Governmental agency bonds	198,330	1,562	(2,018)	197,874
Governmental agency mortgage-backed securities	1,812,766	8,491	(9,095)	1,812,162
Non-agency mortgage-backed securities	15,949	1,306	(717)	16,538
Corporate debt securities	568,774	8,759	(3,264)	574,269
	$3,432,466	$34,076	$(16,290)	$3,450,252

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in equity securities, all of which are classified as available-for-sale, are as follows:

	Cost	Gross unrealized		Estimated fair value
(in thousands)		Gains	Losses
September 30, 2015
Preferred stocks	$18,965	$665	$(3,985)	$15,645
Common stocks	307,225	9,067	(19,902)	296,390
	$326,190	$9,732	$(23,887)	$312,035
December 31, 2014
Preferred stocks	$14,976	$596	$(47)	$15,525
Common stocks	378,938	16,680	(8,731)	386,887
	$393,914	$17,276	$(8,778)	$402,412

Sales of debt and equity securities resulted in realized gains of $1.3 million and $9.9 million and realized losses of $1.6 million and $1.7 million for the three months ended September 30, 2015 and 2014, respectively, and realized gains of $6.5 million and $24.6 million and realized losses of $8.2 million and $6.1 million for the nine months ended September 30, 2015 and 2014, respectively.

Gross unrealized losses on investments in debt and equity securities are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2015
Debt securities:
U.S. Treasury bonds	$44,043	$(619)	$1,667	$(3)	$45,710	$(622)
Municipal bonds	117,512	(1,253)	13,980	(123)	131,492	(1,376)
Foreign bonds	26,589	(470)	—	—	26,589	(470)
Governmental agency bonds	42,938	(778)	18,589	(62)	61,527	(840)
Governmental agency mortgage-backed securities	559,912	(1,955)	189,496	(3,929)	749,408	(5,884)
Corporate debt securities	352,891	(12,515)	22,855	(2,021)	375,746	(14,536)
Total debt securities	1,143,885	(17,590)	246,587	(6,138)	1,390,472	(23,728)
Equity securities	233,230	(19,649)	15,988	(4,238)	249,218	(23,887)
Total	$1,377,115	$(37,239)	$262,575	$(10,376)	$1,639,690	$(47,615)
December 31, 2014
Debt securities:
U.S. Treasury bonds	$8,122	$(27)	$15,124	$(154)	$23,246	$(181)
Municipal bonds	137,755	(689)	19,625	(318)	157,380	(1,007)
Foreign bonds	6,215	(8)	—	—	6,215	(8)
Governmental agency bonds	27,479	(88)	127,936	(1,930)	155,415	(2,018)
Governmental agency mortgage-backed securities	383,717	(1,612)	300,918	(7,483)	684,635	(9,095)
Non-agency mortgage-backed securities	—	—	5,611	(717)	5,611	(717)
Corporate debt securities	198,079	(3,151)	9,683	(113)	207,762	(3,264)
Total debt securities	761,367	(5,575)	478,897	(10,715)	1,240,264	(16,290)
Equity securities	208,922	(8,587)	2,340	(191)	211,262	(8,778)
Total	$970,289	$(14,162)	$481,237	$(10,906)	$1,451,526	$(25,068)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at September 30, 2015, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$10,421	$78,411	$11,157	$12,635	$112,624
Estimated fair value	$10,480	$78,593	$11,150	$12,582	$112,805
Municipal bonds
Amortized cost	$40,995	$285,582	$219,524	$136,127	$682,228
Estimated fair value	$41,151	$288,838	$224,249	$138,750	$692,988
Foreign bonds
Amortized cost	$48,824	$116,849	$10,812	$3,061	$179,546
Estimated fair value	$49,112	$118,252	$10,959	$2,987	$181,310
Governmental agency bonds
Amortized cost	$11,677	$338,426	$43,163	$26,912	$420,178
Estimated fair value	$11,690	$339,130	$43,633	$26,884	$421,337
Corporate debt securities
Amortized cost	$20,341	$329,518	$368,094	$77,632	$795,585
Estimated fair value	$20,547	$331,346	$361,815	$74,551	$788,259
Total debt securities excluding mortgage-backed securities
Amortized cost	$132,258	$1,148,786	$652,750	$256,367	$2,190,161
Estimated fair value	$132,980	$1,156,159	$651,806	$255,754	$2,196,699
Total mortgage-backed securities
Amortized cost					$2,071,934
Estimated fair value					$2,077,417
Total debt securities
Amortized cost					$4,262,095
Estimated fair value					$4,274,116

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity because borrowers may have the right to call or prepay such obligations with or without call or prepayment penalties.

Note 4 – Goodwill

A summary of the changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2015, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2014	$913,180	$46,765	$959,945
Acquisitions	16,060	—	16,060
Foreign currency translation	(7,455)	—	(7,455)
Balance as of September 30, 2015	$921,785	$46,765	$968,550

The Company’s four reporting units for purposes of assessing impairment are title insurance, home warranty, property and casualty insurance and trust and other services. During the nine months ended September 30, 2015 there were no triggering events that would require an impairment analysis. There is no accumulated impairment for goodwill as the Company has never recognized impairment to any of its reporting units.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 5 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	September 30, 2015	December 31, 2014
Finite-lived intangible assets:
Customer relationships	$94,589	$94,850
Noncompete agreements	27,229	27,286
Trademarks	9,359	11,241
Patents	2,840	2,840
	134,017	136,217
Accumulated amortization	(100,007)	(97,282)
	34,010	38,935
Indefinite-lived intangible assets:
Licenses	16,877	16,877
	$50,887	$55,812

Amortization expense for finite-lived intangible assets was $2.3 million and $7.1 million for the three and nine months ended September 30, 2015, respectively, and $5.3 million and $10.4 million for the three and nine months ended September 30, 2014, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2015	$2,242
2016	$8,344
2017	$7,153
2018	$4,701
2019	$3,907
2020	$2,315

Note 6 – Reserve for Known and Incurred But Not Reported Claims

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	September 30, 2015		December 31, 2014
Known title claims	$84,478	8.7%	$165,330	16.3%
Incurred but not reported claims	830,255	85.5%	802,069	79.3%
Total title claims	914,733	94.2%	967,399	95.6%
Non-title claims	56,720	5.8%	44,381	4.4%
Total loss reserves	$971,453	100.0%	$1,011,780	100.0%

The Company’s reserve for known title claims was $84.5 million at September 30, 2015, a decline of $80.9 million, or 48.9%, from the balance at December 31, 2014.  This decline is primarily attributable to settlement payments associated with certain large claims during the first quarter of 2015.  The reserve for known title claims associated with these claims recorded at December 31, 2014 was $56.0 million.  The Company paid $35.0 million, net of $21.0 million recovered through reinsurance, during the first quarter of 2015 to settle these claims.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 6.5% for the three and nine months ended September 30, 2015 and 6.7% and 7.2% for the three and nine months ended September 30, 2014, respectively.

The current quarter rate of 6.5% reflects the ultimate loss rate of 6.0% for the current policy year and a $5.5 million net increase in the loss reserve estimates for prior policy years.

The third quarter of 2014 rate of 6.7% reflected the ultimate loss rate of 6.0% for the 2014 policy year and a $6.8 million net increase in the loss reserve estimates for prior policy years.  The rate for the nine months ended September 30, 2014 of 7.2% included the impact of a large commercial claim from policy year 2007, net of anticipated recoveries.

Note 7 – Income Taxes

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 34.3% and 34.4% for the three and nine months ended September 30, 2015, respectively, and 30.2% and 32.6% for the three and nine months ended September 30, 2014, respectively. The differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits and changes in the liability related to tax positions on the Company’s tax returns recorded in 2014. In addition, the prior year tax rates reflected non-recurring tax benefits resulting from certain adjustments to the Company’s state and non-U.S. tax accounts.

In connection with the Company’s June 2010 spin-off from its prior parent, which subsequently assumed the name CoreLogic, Inc. (“CoreLogic”), it entered into a tax sharing agreement which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At September 30, 2015 and December 31, 2014, the Company had a net payable to CoreLogic of $36.2 million and $35.1 million, respectively, related to tax matters prior to the spin-off. This amount is included in the Company’s condensed consolidated balance sheets in accounts payable and accrued liabilities. The increase during the current year was primarily the result of an additional accrual for tax matters prior to the spin-off.

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

As of September 30, 2015 and December 31, 2014, the liability for income taxes associated with uncertain tax positions was $24.4 million and $24.1 million, respectively. The net increase in the liability during 2015 was primarily attributable to activity related to examinations conducted by various taxing authorities.  As of September 30, 2015 and December 31, 2014, the liability could be reduced by $3.4 million of offsetting tax benefits associated with the correlative effects of potential adjustments including timing adjustments and state income taxes. The net amounts of $21.0 million and $20.7 million as of September 30, 2015 and December 31, 2014, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of September 30, 2015 and December 31, 2014, the Company had accrued $9.5 million and $8.9 million, respectively, of interest and penalties (net of tax benefits of $4.0 million and $3.7 million, respectively) related to uncertain tax positions.

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

Note 8 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Numerator
Net income attributable to the Company	$75,542	$80,705	$206,520	$153,023
Less: dividends and undistributed earnings allocated to unvested restricted stock units (“RSUs”)	68	189	230	361
Net income allocated to common stockholders	$75,474	$80,516	$206,290	$152,662
Denominator
Basic weighted-average shares	108,647	107,136	108,284	106,727
Effect of dilutive employee stock options and RSUs	1,357	1,727	1,422	1,819
Diluted weighted-average shares	110,004	108,863	109,706	108,546
Net income per share attributable to the Company’s stockholders
Basic	$0.69	$0.75	$1.91	$1.43
Diluted	$0.69	$0.74	$1.88	$1.41

RSUs excluded from weighted-average diluted common shares outstanding due to their antidilutive effect totaled 2 thousand and 1 thousand for the three and nine months ended September 30, 2015, respectively. Stock options and RSUs excluded from weighted-average diluted common shares outstanding due to their antidilutive effect for the three and nine months ended September 30, 2014 totaled 132 thousand and 133 thousand, respectively.

Note 9 – Employee Benefit Plans

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans during the three and nine months ended September 30, 2015 and 2014 includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Expense:
Service costs	$390	$329	$1,170	$986
Interest costs	6,786	7,933	20,805	21,845
Expected return on plan assets	(5,341)	(6,165)	(16,237)	(15,554)
Amortization of net actuarial loss	7,613	2,372	24,596	17,186
Amortization of prior service credit	(1,041)	(1,038)	(3,122)	(3,115)
	$8,407	$3,431	$27,212	$21,348

The Company contributed $31.6 million to the defined benefit pension and supplemental benefit plans during the nine months ended September 30, 2015 and expects to contribute an additional $4.2 million during the remainder of 2015. These contributions include those required by funding regulations as well as discretionary contributions necessary to provide benefit payments to participants of certain of the Company’s non-qualified supplemental benefit plans.

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

Typical inputs and assumptions to pricing models used to value the Company’s U.S. Treasury bonds, municipal bonds, foreign bonds, governmental agency bonds, governmental agency mortgage-backed securities and corporate debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes and prepayment speeds. Non-agency mortgage-backed securities and certain corporate debt securities were not actively traded and there were fewer observable inputs available requiring the use of more judgment in determining their fair values, which resulted in their classification as Level 3.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Equity securities

The fair values of equity securities, including preferred and common stocks, were based on quoted market prices for identical assets that are readily and regularly available in an active market.

The following table presents the fair values of the Company’s assets, measured on a recurring basis, as of September 30, 2015 and December 31, 2014:

(in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2015
Assets:
Debt securities:
U.S. Treasury bonds	$112,805	$—	$112,805	$—
Municipal bonds	692,988	—	692,988	—
Foreign bonds	181,310	—	181,310	—
Governmental agency bonds	421,337	—	421,337	—
Governmental agency mortgage-backed securities	2,077,417	—	2,077,417	—
Corporate debt securities	788,259	—	779,901	8,358
	4,274,116	—	4,265,758	8,358
Equity securities:
Preferred stocks	15,645	15,645	—	—
Common stocks	296,390	296,390	—	—
	312,035	312,035	—	—
Total assets	$4,586,151	$312,035	$4,265,758	$8,358

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Debt securities:
U.S. Treasury bonds	$64,982	$—	$64,982	$—
Municipal bonds	587,677	—	587,677	—
Foreign bonds	196,750	—	196,750	—
Governmental agency bonds	197,874	—	197,874	—
Governmental agency mortgage-backed securities	1,812,162	—	1,812,162	—
Non-agency mortgage-backed securities	16,538	—	—	16,538
Corporate debt securities	574,269	—	574,269	—
	3,450,252	—	3,433,714	16,538
Equity securities:
Preferred stocks	15,525	15,525	—	—
Common stocks	386,887	386,887	—	—
	402,412	402,412	—	—
Total assets	$3,852,664	$402,412	$3,433,714	$16,538

There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2015 and 2014. Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  For the three months ended September 30, 2015 transfers between Level 2 and Level 3 were based on market liquidity and related transparency of pricing and associated observable inputs for certain of the Company’s corporate debt securities. There were no transfers in or out of Level 3 during the three and nine months ended September 30, 2014. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents a summary of the changes in the fair values of Level 3 assets measured on a recurring basis for the three months ended September 30, 2015 and 2014:

(in thousands)	September 30, 2015	September 30, 2014
	Corporate debt securities	Non-agency mortgage-backed securities
Fair value at beginning of period	$11,358	$17,994
Transfers into Level 3	1,921	—
Transfers out of Level 3	(4,011)	—
Net realized and unrealized gains (losses):
Included in earnings:
Net realized investment losses	(2)	—
Included in other comprehensive income (loss)	(40)	252
Purchases	1,698	—
Sales	(92)	—
Settlements	(2,474)	(695)
Fair value at end of period	$8,358	$17,551

The following table presents a summary of the changes in the fair values of Level 3 assets measured on a recurring basis for the nine months ended September 30, 2015 and 2014:

(in thousands)	September 30, 2015			September 30, 2014
	Corporate debt securities	Non-agency mortgage-backed securities	Total	Non-agency mortgage-backed securities
Fair value at beginning of period	$—	$16,538	$16,538	$19,022
Net realized and unrealized gains (losses):
Included in earnings:
Net realized investment gains (losses)	1	(1,015)	(1,014)	—
Net other-than-temporary impairment losses	—	—	—	(1,033)
Included in other comprehensive income (loss)	6	(589)	(583)	941
Purchases	8,831	—	8,831	—
Sales	(427)	(14,934)	(15,361)	—
Settlements	(53)	—	(53)	(1,379)
Fair value at end of period	$8,358	$—	$8,358	$17,551
Unrealized gains (losses) included in earnings for the period relating to Level 3 assets that were still held at the end of the period:
Net other-than-temporary impairment losses	$—	$—	$—	$(1,033)

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

Notes receivable, net

The fair value of notes receivable, net is estimated based on the discounted value of the future cash flows using approximate current market rates being offered for notes with similar maturities and credit quality.

Deposits

The carrying value of escrow and other deposit accounts approximates fair value due to the short-term nature of these liabilities.

Notes and contracts payable

The fair value of notes and contracts payable is estimated based on current rates offered to the Company for debt of similar remaining maturities.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of September 30, 2015 and December 31, 2014:

Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
September 30, 2015
Assets:
Cash and cash equivalents	$894,430	$894,430	$894,430	$—	$—
Deposits with banks	$16,388	$16,444	$547	$15,897	$—
Notes receivable, net	$6,026	$4,440	$—	$—	$4,440
Liabilities:
Deposits	$2,621,209	$2,621,209	$2,621,209	$—	$—
Notes and contracts payable	$584,952	$596,894	$—	$590,673	$6,221

Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Cash and cash equivalents	$1,190,080	$1,190,080	$1,190,080	$—	$—
Deposits with banks	$21,445	$21,540	$4,068	$17,472	$—
Notes receivable, net	$6,130	$3,930	$—	$—	$3,930
Liabilities:
Deposits	$2,332,714	$2,332,714	$2,332,714	$—	$—
Notes and contracts payable	$587,337	$595,087	$—	$588,542	$6,545

Note 11 – Share-Based Compensation

The following table presents expenses associated with the Company’s share-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Expense:
RSUs	$4,059	$2,910	$18,278	$14,275
Stock options	68	68	203	203
Employee stock purchase plan	571	465	1,780	1,484
	$4,698	$3,443	$20,261	$15,962

The following table summarizes RSU activity for the nine months ended September 30, 2015:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2014	2,337	$21.21
Granted during 2015	750	$34.74
Vested during 2015	(986)	$18.44
Forfeited during 2015	(22)	$28.27
RSUs unvested at September 30, 2015	2,079	$27.33

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table summarizes stock option activity for the nine months ended September 30, 2015:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2014	686	$20.18
Exercised during 2015	(307)	$16.79
Balance at September 30, 2015	379	$22.94	3.0 years	$6,107
Vested and expected to vest at September 30, 2015	379	$22.94	3.0 years	$6,107
Exercisable at September 30, 2015	279	$21.26	1.1 years	$4,974

Note 12 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the nine months ended September 30, 2015:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2014	$10,911	$(20,420)	$(189,580)	$(199,089)
Change in unrealized gains (losses) on securities	(28,421)	—	—	(28,421)
Change in foreign currency translation adjustment	—	(29,210)	—	(29,210)
Amortization of net actuarial loss	—	—	24,596	24,596
Amortization of prior service cost	—	—	(3,122)	(3,122)
Tax effect	9,047	—	(8,214)	833
Balance at September 30, 2015	$(8,463)	$(49,630)	$(176,320)	$(234,413)
Allocated to the Company	$(8,463)	$(49,630)	$(176,320)	$(234,413)
Allocated to noncontrolling interests	—	—	—	—
Balance at September 30, 2015	$(8,463)	$(49,630)	$(176,320)	$(234,413)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended September 30, 2015 and 2014:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended September 30, 2015
Pretax change before reclassifications	$(15,614)	$(15,416)	$—	$(31,030)
Reclassifications out of AOCI	(108)	—	6,572	6,464
Tax effect	4,780	—	(2,514)	2,266
Total other comprehensive income (loss), net of tax	$(10,942)	$(15,416)	$4,058	$(22,300)
Three Months Ended September 30, 2014
Pretax change before reclassifications	$(15,076)	$(12,557)	$—	$(27,633)
Reclassifications out of AOCI	(9,241)	—	1,334	(7,907)
Tax effect	9,582	—	(427)	9,155
Total other comprehensive income (loss), net of tax	$(14,735)	$(12,557)	$907	$(26,385)

The following table presents the other comprehensive income (loss) reclassification adjustments for the nine months ended September 30, 2015 and 2014:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Nine Months Ended September 30, 2015
Pretax change before reclassifications	$(29,966)	$(29,210)	$—	$(59,176)
Reclassifications out of AOCI	1,545	—	21,474	23,019
Tax effect	9,047	—	(8,214)	833
Total other comprehensive income (loss), net of tax	$(19,374)	$(29,210)	$13,260	$(35,324)
Nine Months Ended September 30, 2014
Pretax change before reclassifications	$35,317	$(6,985)	$—	$28,332
Reclassifications out of AOCI	(16,689)	—	14,071	(2,618)
Tax effect	(7,124)	—	(5,381)	(12,505)
Total other comprehensive income (loss), net of tax	$11,504	$(6,985)	$8,690	$13,209

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the effect of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Amounts reclassified from AOCI
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the condensed
	2015	2014	2015	2014	consolidated statements of income
Unrealized gains (losses) on securities:
Net realized gains (losses) on sales of securities	$108	$9,241	$(1,545)	$17,722	Net realized investment gains (losses)
Net other-than-temporary impairment losses	—	—	—	(1,033)	Net realized investment gains (losses)
Pretax total	$108	$9,241	$(1,545)	$16,689
Tax effect	$(33)	$(3,641)	$492	$(6,383)
Pension benefit adjustment:
Amortization of defined benefit pension and supplemental benefit plan items:
Net actuarial loss	$(7,613)	$(2,372)	$(24,596)	$(17,186)	(1)
Prior service credit	1,041	1,038	3,122	3,115	(1)
Pretax total	$(6,572)	$(1,334)	$(21,474)	$(14,071)
Tax effect	$2,514	$427	$8,214	$5,381

(1)	These components of AOCI are included in the computation of net periodic cost. See Note 9 Employee Benefit Plans for additional details.

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

Both of these lawsuits are putative class actions. A court has granted class certification in Lewis and Raffone. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is not material to the condensed consolidated financial statements as a whole.

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

In Edwards a narrow class has been certified.  The Company believes the estimate of the possible loss or range of loss is not material to the condensed consolidated financial statements as a whole.

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

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,
•	Downing v. First American Title Insurance Company, et al., filed on October 2, 2015 and pending in the United States District Court for the Northern District of Georgia,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Snyder v. First American Financial Corporation, et al., filed on June 21, 2014 and pending in the United States District Court for the District of Colorado,
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	In re First American Home Buyers Protection Corporation, consolidated on October 9, 2014 and pending in the United States District Court for the Southern District of California.

All of these lawsuits, except Kaufman and Kirk, are putative class actions for which a class has not been certified. In Kaufman a class was certified but that certification was subsequently vacated. A trial of the Kirk matter has concluded, plaintiff has filed a notice of appeal and the Company filed a cross appeal. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is not material to the condensed consolidated financial statements as a whole.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Selected financial information, by reporting segment, is as follows:

For the three months ended September 30, 2015:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,288,156	$136,984	$19,753	$31,309
Specialty Insurance	101,210	1,684	1,197	927
Corporate	(5,428)	(23,272)	122	2
Eliminations	(23)	—	—	—
	$1,383,915	$115,396	$21,072	$32,238

For the three months ended September 30, 2014:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,165,835	$121,000	$21,879	$25,389
Specialty Insurance	94,854	10,433	1,210	610
Corporate	(571)	(15,481)	1,038	—
Eliminations	(388)	—	—	—
	$1,259,730	$115,952	$24,127	$25,999

For the nine months ended September 30, 2015:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$3,534,987	$361,223	$59,443	$91,468
Specialty Insurance	293,398	29,446	3,579	2,804
Corporate	(9,148)	(74,703)	367	2
Eliminations	(449)	—	—	—
	$3,818,788	$315,966	$63,389	$94,274

For the nine months ended September 30, 2014:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$3,146,558	$248,474	$57,416	$63,395
Specialty Insurance	273,179	35,366	3,787	2,667
Corporate	3,927	(56,177)	2,676	—
Eliminations	(1,166)	—	—	—
	$3,422,498	$227,663	$63,879	$66,062

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Pending Accounting Pronouncements

In September 2015, the FASB issued updated guidance intended to simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for those adjustments. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015 and applies prospectively to adjustments made to provisional amounts that occur after the effective date of this guidance with early adoption permitted for financial statements that have not been issued. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In August 2015, the FASB issued updated guidance relating to the Securities and Exchange Commission Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.  The updated guidance allows for the deferral and presentation of debt issuance costs as an asset which may be amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any related outstanding borrowings. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets. The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of recognition. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Revenue from insurance contracts is not within the scope of this guidance. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption prohibited. In August 2015, the FASB issued updated guidance which defers the effective date of this guidance by one year to interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date. The Company is currently assessing the impact of the new guidance on its condensed consolidated financial statements.

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

The Company’s total revenues increased 9.9% in the third quarter of 2015 when compared with the third quarter of 2014.  This increase was primarily attributable to increases in commercial business and residential purchase transactions during 2015.  Direct premiums and escrow fees in the title insurance and services segment from commercial business and residential purchase transactions increased 15.4% and 14.5%, respectively, in the third quarter of 2015 when compared with the third quarter of 2014.

According to the Mortgage Bankers Association’s October 20, 2015 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 12.1% in the third quarter of 2015 when compared with the third quarter of 2014. According to the MBA Forecast, the dollar amount of purchase originations increased 9.5% and refinance originations increased 16.7%. The higher volume of domestic residential mortgage origination activity in the third quarter of 2015 contributed to a 7.3% increase in domestic residential purchase orders closed per day and a 3.6% increase in domestic refinance orders closed per day by the Company’s direct title operations in the third quarter of 2015 when compared with the third quarter of 2014.

During the third quarter of 2015, the level of domestic title orders opened per day by the Company’s direct title operations increased by 4.5% when compared with the third quarter of 2014.  Refinance, residential purchase and commercial open orders per day increased by 7.1%, 3.2% and 9.8%, respectively, during the third quarter of 2015 when compared to the same quarter of 2014.

The Consumer Financial Protection Bureau (“CFPB”) has broad authority to regulate, among other areas, the mortgage and real estate markets in matters which impact consumers.  In addition to other activities, the CFPB has proposed and implemented regulations related to the simplification of mortgage disclosures and the required delivery of documentation to consumers in connection with the closing of federally-regulated mortgage loans.  Compliance with these integrated disclosure rules requires participants in the mortgage market, including the Company, to make significant changes to the manner in which they create, process, and deliver certain disclosures to consumers in connection with mortgage loan applications made on or after October 3, 2015.  These changes could lead to lower mortgage volumes and/or delays in mortgage processing, particularly in the early stages of implementation.  Readiness for, and compliance with, these rules also has required and continues to require extensive planning; changes to systems, forms and processes; as well as heightened coordination among market participants, including by settlement service providers, such as the Company and its agents, with lenders and others.  While the Company continues to engage in implementation activities, the success of the implementation effort is also dependent on the efforts of other market participants.  The ultimate impact of these changes to the Company, its agents and other market participants is unknown.

Title Insurance and Services

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues
Direct premiums and escrow fees	$527,592	$473,443	$54,149	11.4%	$1,490,054	$1,266,171	$223,883	17.7%
Agent premiums	576,450	496,887	79,563	16.0	1,495,879	1,341,020	154,859	11.5
Information and other	161,882	160,636	1,246	0.8	477,447	463,036	14,411	3.1
Net investment income	25,381	22,048	3,333	15.1	73,151	57,082	16,069	28.2
Net realized investment (losses) gains	(3,149)	12,821	(15,970)	(124.6)	(1,544)	19,249	(20,793)	(108.0)
	1,288,156	1,165,835	122,321	10.5	3,534,987	3,146,558	388,429	12.3
Expenses
Personnel costs	379,509	345,751	33,758	9.8	1,081,340	973,249	108,091	11.1
Premiums retained by agents	462,087	395,324	66,763	16.9	1,199,375	1,070,260	129,115	12.1
Other operating expenses	201,793	202,362	(569)	(0.3)	595,849	569,494	26,355	4.6
Provision for policy losses and other claims	71,768	65,073	6,695	10.3	194,053	188,378	5,675	3.0
Depreciation and amortization	19,753	21,879	(2,126)	(9.7)	59,443	57,416	2,027	3.5
Premium taxes	15,612	13,730	1,882	13.7	41,836	37,332	4,504	12.1
Interest	650	716	(66)	(9.2)	1,868	1,955	(87)	(4.5)
	1,151,172	1,044,835	106,337	10.2	3,173,764	2,898,084	275,680	9.5
Income before income taxes	$136,984	$121,000	$15,984	13.2%	$361,223	$248,474	$112,749	45.4%
Margins	10.6%	10.4%	0.2%	1.9%	10.2%	7.9%	2.3%	29.1%

Direct premiums and escrow fees were $527.6 million and $1.5 billion for the three and nine months ended September 30, 2015, respectively, increases of $54.1 million, or 11.4%, and $223.9 million, or 17.7%, when compared with the respective periods of the prior year. The increases were due to an increase in the domestic average revenues per order closed and an increase in domestic title orders closed by the Company’s direct operations.  The average revenues per order closed were $2,119 and $1,981 for the three and nine months ended September 30, 2015, respectively, increases of 10.0% and 8.1% when compared with $1,926 and $1,833 for the respective periods of the prior year. The increases in average revenues per order closed for the three and nine months ended September 30, 2015 were primarily attributable to an increase in the average size of commercial deals closed, a greater number of large commercial deals closed, and higher residential real estate values when compared to the respective periods in 2014.  The increase in average revenues per order closed for the nine months ended September 30, 2015 was partially offset by an increase in the mix of direct revenues generated from lower premium refinance transactions when compared to the nine months ended September 30, 2014. The Company’s direct title operations closed 224,000 and 678,100 title orders during the three and nine months ended September 30, 2015, respectively, increases of 3.0% and 10.9% when compared with 217,400 and 611,700 title orders closed during the respective periods of the prior year. The increases in title orders closed were generally consistent with residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums were $576.5 million and $1.5 billion for the three and nine months ended September 30, 2015, respectively, increases of $79.6 million, or 16.0%, and $154.9 million, or 11.5%, when compared with the respective periods of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity. The increase in agent premiums quarter over quarter was generally consistent with the 20.5% increase in the Company’s direct premiums and escrow fees in the second quarter of 2015 as compared with the second quarter of 2014.

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

Information and other revenues were $161.9 million and $477.4 million for the three and nine months ended September 30, 2015, respectively, increases of $1.2 million, or 0.8%, and $14.4 million, or 3.1%, when compared with the respective periods of the prior year.  Excluding the $4.0 million and $19.5 million impact of new acquisitions for the three and nine months ended September 30, 2015, respectively, information and other revenues decreased $2.8 million, or 1.7%, and $5.1 million, or 1.1%, when compared to the respective periods of the prior year.  The decreases in information and other revenues for the three and nine months ended September 30, 2015, adjusted for the impact of acquisitions, were due to lower demand for the Company’s default information products as a result of the decrease in domestic loss mitigation activities when compared with the same periods of the prior year, partially offset by higher demand for certain of the Company’s non-insured services and products, which is directionally consistent with the increase in title insurance and services segment transaction volumes and revenue.

Net investment income totaled $25.4 million and $73.2 million for the three and nine months ended September 30, 2015, respectively, increases of $3.3 million, or 15.1%, and $16.1 million, or 28.2%, respectively, when compared with the respective periods of the prior year. The increases were primarily attributable to higher interest income from the investment portfolio due to higher average balances outstanding in the Company’s debt securities portfolio during the three and nine months ended September 30, 2015 when compared to the same periods of the prior year.  In addition, the Company recognized higher equity in earnings related to investments accounted for using the equity method in the nine months ended September 30, 2015 when compared to the same period of the prior year.

Net realized investment losses totaled $3.1 million for the three months ended September 30, 2015 and were primarily attributable to a loss from the sale of a wholly-owned subsidiary during the third quarter of 2015.  Net realized investment losses totaled $1.5 million for the nine months ended September 30, 2015 and were primarily related to impairment on internally developed software of $7.3 million, net realized losses from the sales of debt and equity securities of $3.6 million, partially offset by gains from the sales of office buildings of $9.4 million.  Net realized investment gains totaled $12.8 million and $19.2 million for the three and nine months ended September 30, 2014, respectively, and were primarily from the sales of debt and equity securities.  Net realized investment gains for the three and nine months ended September 30, 2014 also included $7.1 million of gain from the sale of an office building during the third quarter of 2014.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $379.5 million and $1.1 billion for the three and nine months ended September 30, 2015, respectively, increases of $33.8 million, or 9.8%, and $108.1 million, or 11.1%, respectively, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher incentive compensation costs, which include commissions, bonuses and 401(k) savings plan matches, due to higher revenue and profitability; higher salary expense due to higher headcount levels; and higher overtime expense due to higher volumes when compared to the same periods of the prior year.  The nine months ended September 30, 2015 was also impacted by increased costs associated with the Company’s medical and dental insurance plans.

Agents retained $462.1 million and $1.2 billion of title premiums generated by agency operations for the three and nine months ended September 30, 2015, respectively, which compares with $395.3 million and $1.1 billion for the respective periods of the prior year. The percentage of title premiums retained by agents was 80.2% for the three and nine months ended September 30, 2015 compared to 79.6% and 79.8% for the respective periods of the prior year.  The increases in the percentage of title premiums retained by agents were due to a change in the geographic mix of agency revenues towards higher agent-retention regions.

Other operating expenses for the title insurance and services segment were $201.8 million and $595.8 million for the three and nine months ended September 30, 2015, respectively, a decrease of $0.6 million, or 0.3%, and an increase of $26.4 million, or 4.6%, respectively, when compared with the respective periods of the prior year.  Other operating expenses for the three months ended September 30, 2015 was essentially flat when compared to the three months ended September 30, 2014 primarily due to a decline in production related expenses that was offset by higher temporary labor costs.  Production related expenses declined for the three months ended September 30, 2015 due to an increase in the mix of revenues generated from products with lower production related expenses as a percentage of revenue.  Temporary labor costs increased for the three months ended September 30, 2015 due to higher order volumes.  The increase for the nine months ended September 30, 2015 was primarily due to higher production related expenses and higher temporary labor costs driven by higher order volumes and increased software expense.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 6.5% for the three and nine months ended September 30, 2015 compared to 6.7% and 7.2% in the respective periods of the prior year.

The current quarter rate of 6.5% reflects the ultimate loss rate of 6.0% for the current policy year and a $5.5 million net increase in the loss reserve estimates for prior policy years.

The third quarter of 2014 rate of 6.7% reflected the ultimate loss rate of 6.0% for the 2014 policy year and a $6.8 million net increase in the loss reserve estimates for prior policy years.  The rate for the nine months ended September 30, 2014 of 7.2% included the impact of a large commercial claim from policy year 2007, net of anticipated recoveries.

Depreciation and amortization expense was $19.8 million and $59.4 million for the three and nine months ended September 30, 2015, respectively, a decrease of $2.1 million, or 9.7%, and an increase of $2.0 million, or 3.5%, respectively, when compared with the same periods of the prior year.  The decrease for the three months ended September 30, 2015 was due to a purchase accounting true-up recorded during the three months ended September 30, 2014.  The increase for the nine months ended September 30, 2015 was primarily attributable to the depreciation and amortization expense associated with developed technology and other intangible assets recorded in connection with acquisitions made in 2014 and 2015.

Premium taxes were $15.6 million and $41.8 million for the three and nine months ended September 30, 2015, respectively, increases of $1.9 million, or 13.7%, and $4.5 million, or 12.1%, respectively, compared to $13.7 million and $37.3 million for the same periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for the three and nine months ended September 30, 2015 and 2014.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margins for the three and nine months ended September 30, 2015 were 10.6% and 10.2%, respectively, compared with 10.4% and 7.9% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues
Direct premiums	$98,060	$90,953	$7,107	7.8%	$282,527	$263,220	$19,307	7.3%
Information and other	795	596	199	33.4	2,422	1,553	869	56.0
Net investment income	2,336	1,734	602	34.7	6,552	5,305	1,247	23.5
Net realized investment gains	19	1,571	(1,552)	(98.8)	1,897	3,101	(1,204)	(38.8)
	101,210	94,854	6,356	6.7	293,398	273,179	20,219	7.4
Expenses
Personnel costs	16,854	16,419	435	2.6	48,782	47,420	1,362	2.9
Other operating expenses	12,290	10,778	1,512	14.0	37,010	32,606	4,404	13.5
Provision for policy losses and other claims	67,358	54,317	13,041	24.0	169,497	149,361	20,136	13.5
Depreciation and amortization	1,197	1,210	(13)	(1.1)	3,579	3,787	(208)	(5.5)
Premium taxes	1,827	1,697	130	7.7	5,084	4,639	445	9.6
	99,526	84,421	15,105	17.9	263,952	237,813	26,139	11.0
Income before income taxes	$1,684	$10,433	$(8,749)	(83.9)%	$29,446	$35,366	$(5,920)	(16.7)%
Margins	1.7%	11.0%	(9.3)%	(84.5)%	10.0%	12.9%	(2.9)%	(22.5)%

Direct premiums were $98.1 million and $282.5 million for the three and nine months ended September 30, 2015, respectively, increases of $7.1 million, or 7.8%, and $19.3 million, or 7.3%, when compared with the respective periods of the prior year. The increases were driven by higher premiums earned in the home warranty business and, to a lesser extent, higher premiums earned in the property and casualty business.  The increases in the home warranty business were primarily in its renewal and real estate channels and were driven by an increase in the price charged for home warranty residential service contracts and an increase in the number of contracts issued.

Net investment income totaled $2.3 million and $6.6 million for the three and nine months ended September 30, 2015, respectively, increases of $0.6 million, or 34.7%, and $1.2 million, or 23.5%, respectively, when compared with the respective periods of the prior year. The increases were primarily attributable to higher interest income from the investment portfolio.

Net realized investment gains were $19 thousand and $1.9 million for the three and nine months ended September 30, 2015, respectively, and $1.6 million and $3.1 million for the three and nine months ended September 30, 2014, respectively, and were from the sales of debt and equity securities.

Personnel costs and other operating expenses were $29.1 million and $85.8 million for the three and nine months ended September 30, 2015, respectively, increases of $1.9 million, or 7.2%, and $5.8 million, or 7.2%, when compared with the respective periods of the prior year. The increases were primarily attributable to higher corporate allocations for shared services support, higher personnel expense on higher headcount due to increased volume, and higher advertising expense in the home warranty business.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 64.8% and 57.4% for the three and nine months ended September 30, 2015, respectively, compared with 59.0% and 55.3% for the respective periods of the prior year.  The increases in the claims rates for the three and nine months ended September 30, 2015 were primarily attributable to higher claims frequency and contract servicing costs in the third quarter of 2015 when compared to the third quarter of 2014.  While the claims rate for the three months ended September 30, 2015 was higher than the claims rate for the three months ended September 30, 2014, it was in line with historical third quarter claims rates. The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 77.0% and 65.2% for the three and nine months ended September 30, 2015, respectively, compared with 61.2% and 59.6% for the respective periods of the prior year. The increases in the claims rates for the three and nine months ended September 30, 2015 were primarily attributable to wildfires in northern California and an increase in the severity of claims, partially offset by a decrease in the frequency of claims.

Premium taxes were $1.8 million and $5.1 million for the three and nine months ended September 30, 2015, respectively, compared with $1.7 million and $4.6 million for the respective periods of the prior year. Premium taxes as a percentage of specialty insurance segment premiums were 1.9% for the three months ended September 30, 2015 and 2014 and 1.8% for the nine months ended September 30, 2015 and 2014.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Pre-tax margins for the three and nine months ended September 30, 2015 were 1.7% and 10.0%, respectively, compared with 11.0% and 12.9% in the respective periods of the prior year.

Corporate

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands, except percentages)	2015	2014	$ Change	% Change		2015	2014	$ Change	% Change
Revenues
Net investment (losses) income	$(5,428)	$(571)	$(4,857)	NM	[1]%	$(8,580)	$3,016	$(11,596)	(384.5)%
Net realized investment (losses) gains	—	—	—	—		(568)	911	(1,479)	(162.3)
	(5,428)	(571)	(4,857)	NM	[1]	(9,148)	3,927	(13,075)	(333.0)
Expenses
Personnel costs	4,521	3,134	1,387	44.3		25,378	25,286	92	0.4
Other operating expenses	6,546	6,401	145	2.3		19,451	19,943	(492)	(2.5)
Depreciation and amortization	122	1,038	(916)	(88.2)		367	2,676	(2,309)	(86.3)
Interest	6,655	4,337	2,318	53.4		20,359	12,199	8,160	66.9
	17,844	14,910	2,934	19.7		65,555	60,104	5,451	9.1
Loss before income taxes	$(23,272)	$(15,481)	$(7,791)	(50.3)%		$(74,703)	$(56,177)	$(18,526)	(33.0)%

(1)	Not meaningful

Net investment losses totaled $5.4 million and $8.6 million for the three and nine months ended September 30, 2015, respectively, compared with losses of $0.6 million and income of $3.0 million for the respective periods of the prior year. The decreases in net investment income were primarily attributable to lower earnings on investments associated with the Company’s deferred compensation plan when compared to the same periods of 2014.  The nine months ended September 30, 2015 was also impacted by a one-time non-cash charge of $4.0 million, recorded during the first quarter of 2015, related to the investments associated with the Company’s deferred compensation plan.

Corporate personnel costs and other operating expenses were $11.1 million and $44.8 million for the three and nine months ended September 30, 2015, respectively, compared with $9.5 million and $45.2 million for the respective periods of the prior year. The increase in personnel costs and other operating expenses for the three months ended September 30, 2015 was primarily attributable to increased expense related to the Company’s defined benefit pension and supplemental benefit plans, partially offset by lower costs related to the investments associated with the Company’s deferred compensation plan.  Personnel costs and other operating expenses were essentially flat for the nine months ended September 30, 2015 when compared to the same period of 2014 primarily due to an increase in expense associated with the Company’s defined benefit pension and supplemental benefit plans that was offset by lower costs related to the investments associated with the Company’s deferred compensation plan.

Depreciation and amortization expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2015, respectively, compared with $1.0 million and $2.7 million for the respective periods of the prior year.  The decreases were related to a noncompete asset that was fully amortized during 2014.

Interest expense was $6.7 million and $20.4 million for the three and nine months ended September 30, 2015, respectively, compared with $4.3 million and $12.2 million for the respective periods of the prior year. The increases were primarily attributable to the Company’s issuance of $300.0 million of debt in November 2014.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the condensed consolidated financial statements. The Company’s inter-segment eliminations were not material for the three and nine months ended September 30, 2015 and 2014.

INCOME TAXES

The Company’s effective income tax rate (income tax expense as a percentage of income before income taxes) was 34.3% and 34.4% for the three and nine months ended September 30, 2015, respectively, compared with 30.2% and 32.6% for the respective periods of the prior year. The differences in the effective tax rates were primarily due to changes in the ratio of permanent differences to income before income taxes, changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax profits and changes in the liability related to tax positions reported on the Company’s tax returns recorded in 2014. In addition, the prior year tax rates reflected non-recurring tax benefits resulting from certain adjustments to the Company’s state and non-U.S. tax accounts.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and nine months ended September 30, 2015 was $75.8 million and $207.1 million, respectively, compared with $80.9 million and $153.5 million for the respective periods of the prior year. Net income attributable to the Company for the three and nine months ended September 30, 2015 was $75.5 million, or $0.69 per diluted share, and $206.5 million, or $1.88 per diluted share, respectively, compared with $80.7 million, or $0.74 per diluted share, and $153.0 million, or $1.41 per diluted share, for the respective periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash Requirements.    The Company generates cash primarily from the sale of its products and services and investment income. The Company’s current cash requirements include operating expenses, taxes, payments of principal and interest on its debt, capital expenditures and dividends on its common stock, and may include business acquisitions and repurchases of its common stock. Management forecasts the cash needs of the holding company and its primary subsidiaries and regularly reviews their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts. Due to the Company’s ability to generate cash flows from operations and its liquid-asset position, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and obligations for at least the next twelve months.

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

Cash provided by operating activities amounted to $352.2 million and $166.2 million for the nine months ended September 30, 2015 and 2014, respectively, after claim payments, net of recoveries, of $364.3 million and $353.0 million, respectively. The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2015 and 2014 were purchases of debt and equity securities, business acquisitions, repayment of debt, capital expenditures and dividends to common stockholders. The principal nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2015 were proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations.  The principal nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2014 were proceeds from the issuance of debt, proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The net effect of all activities on total cash and cash equivalents was a decrease of $295.7 million for the nine months ended September 30, 2015 and an increase of $369.0 million for the nine months ended September 30, 2014.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments.  In August 2015, the Company’s board of directors approved a third quarter cash dividend of 25 cents per common share. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, industry practice, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.9 million remained as of September 30, 2015. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2015 and as of September 30, 2015, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.1 million, or $21.27 per share.

Holding Company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of September 30, 2015, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries for the remainder of 2015, without prior approval from applicable regulators, was $515.6 million. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of September 30, 2015, the holding company’s sources of liquidity included $230.2 million of cash and cash equivalents and $700.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $700.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes. At September 30, 2015, the Company had no outstanding borrowings under the facility and was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During the nine months ended September 30, 2015, the Company financed securities for funds received totaling $47.2 million under these agreements. As of September 30, 2015, no amounts remained outstanding under these agreements.

Notes and contracts payable as a percentage of total capitalization was 17.8% and 18.6% at September 30, 2015 and December 31, 2014, respectively.

Investment Portfolio.    The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of September 30, 2015, 93% of the Company’s investment portfolio consisted of fixed income securities, of which 66% were United States government-backed or rated AAA and 94% were rated or classified as investment grade. Percentages are based on the amortized cost basis of the securities. Credit ratings are based on Standard & Poor’s Rating Services and Moody’s Investor Service, Inc. published ratings. If a security was rated differently by both rating agencies, the lower of the two ratings was selected.

The table below outlines the composition of the investment portfolio in an unrealized loss position, by credit rating, (percentages are based on the amortized cost basis of the investments) as of September 30, 2015:

September 30, 2015	A‑Ratings or Higher	BBB+ to BBB- Ratings	Non‑Investment Grade/Not Rated
U.S. Treasury bonds	100.0%	0.0%	0.0%
Municipal bonds	85.9%	8.0%	6.1%
Foreign bonds	90.5%	8.6%	0.9%
Governmental agency bonds	100.0%	0.0%	0.0%
Governmental agency mortgage-backed securities	100.0%	0.0%	0.0%
Corporate debt securities	25.8%	30.7%	43.5%
Preferred stocks	0.0%	55.8%	44.2%
	77.0%	10.0%	13.0%

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $8.0 billion and $6.3 billion at September 30, 2015 and December 31, 2014, respectively, of which $2.5 billion and $2.2 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.0 billion at September 30, 2015 and December 31, 2014. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions and, as a result, the Company has ongoing programs for realizing economic benefits with various financial institutions. The results from these programs are included in the condensed consolidated financial statements as income or a reduction in expense, as appropriate, based on the nature of the arrangement and benefit received.

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.9 billion and $2.4 billion at September 30, 2015 and December 31, 2014, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

At September 30, 2015 and December 31, 2014, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $8.2 million and $8.9 million, respectively. The guarantee arrangements relate to promissory notes and other contracts that contingently require the Company to make payments to the guaranteed party upon the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential obligation under these guarantees totaled $8.2 million and $8.9 million at September 30, 2015 and December 31, 2014, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its condensed consolidated balance sheets related to these guarantees at September 30, 2015 and December 31, 2014.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of September 30, 2015, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Both of these lawsuits are putative class actions. A court has granted class certification in Lewis and Raffone. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is not material to the condensed consolidated financial statements as a whole.

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

In Edwards a narrow class has been certified.  The Company believes the estimate of the possible loss or range of loss is not material to the condensed consolidated financial statements as a whole.

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

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,
•	Downing v. First American Title Insurance Company, et al., filed on October 2, 2015 and pending in the United States District Court for the Northern District of Georgia,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Snyder v. First American Financial Corporation, et al., filed on June 21, 2014 and pending in the United States District Court for the District of Colorado,
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	In re First American Home Buyers Protection Corporation, consolidated on October 9, 2014 and pending in the United States District Court for the Southern District of California.

All of these lawsuits, except Kaufman and Kirk, are putative class actions for which a class has not been certified. In Kaufman a class was certified but that certification was subsequently vacated. A trial of the Kirk matter has concluded, plaintiff has filed a notice of appeal and the Company filed a cross appeal. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is not material to the condensed consolidated financial statements as a whole.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of September 30, 2015 are $1.0 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

7. The breadth of the Consumer Financial Protection Bureau’s rulemaking and supervisory powers may increase our costs and require changes in our business

The Consumer Financial Protection Bureau (“CFPB”) has broad authority to regulate, among other areas, the mortgage and real estate markets, including our domestic subsidiaries that operate in the settlement services businesses, in matters which impact consumers. This authority includes the enforcement of federal consumer financial laws, including the Real Estate Settlement Procedures Act. The manner in which the CFPB will utilize its rulemaking and supervisory powers is not fully known. In addition to other activities, the CFPB has proposed and implemented regulations related to the simplification of mortgage disclosures and the required delivery of documentation to consumers in connection with the closing of federally-regulated mortgage loans. Extensive efforts have been required to implement these and other CFPB regulations, and may be required to implement future regulations. Regulations issued by the CFPB, or the manner in which it interprets and enforces existing consumer protection laws, also could impact the way in which we conduct our business, require alteration to existing systems, products and services and otherwise increase our expenses or reduce our revenues.  Accordingly, the impact of the CFPB on our business is uncertain.

8. The CFPB’s integrated disclosure rules necessitate significant changes to the Company’s business processes, could lead to market disruption and may otherwise adversely affect the Company

Compliance with the CFPB’s integrated disclosure rules requires participants in the mortgage market, including the Company, to make significant changes to the manner in which they create, process, and deliver certain disclosures to consumers in connection with mortgage loan applications made on or after October 3, 2015.  Readiness for, and compliance with, these rules has required and continues to require extensive planning; changes to technology systems, forms and processes; as well as heightened coordination among market participants, including by settlement service providers, such as the Company and its agents, with lenders and others.  While the Company continues to engage in implementation activities, the success of the implementation effort is also dependent on the efforts of other market participants.  There can be no assurance that the Company, its agents or other market participants will be successful in their implementation efforts, or that consumers or the CFPB will be satisfied with the manner in which the new rules have been implemented.  These changes also could lead to lower mortgage volumes and/or delays in mortgage processing, particularly in the early stages of implementation.  Accordingly, in addition to the significant time and expense associated with readiness and compliance with the new integrated disclosure rules, the rules may lead to market disruption, loss of business, unexpected expenses or other adverse effects.

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

13. A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory capital and surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A3” by Moody’s Investor Services, Inc., “A” by Fitch Ratings Ltd., “A-” by Standard & Poor’s Ratings Services and “A” by A.M. Best Company, Inc. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The Company’s principal title insurance underwriter maintained $978.7 million of total statutory capital and surplus as of December 31, 2014. Accordingly, if the ratings or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

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

15. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of decreases in interest rates or weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend upon, among other factors, the future performance of assets held in trust for the plan and interest rates. The pension plan was underfunded as of September 30, 2015 by $86.7 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings, expenses and interest rates require adjustment. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

16. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $102.5 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

17. The issuance of the Company’s title insurance policies and related activities by title agents, which operate with substantial independence from the Company, could adversely affect the Company

The Company’s title insurance subsidiaries issue a significant portion of their policies through title agents that operate with a substantial degree of independence from the Company. While these title agents are subject to certain contractual limitations that are designed to limit the Company’s risk with respect to their activities, there is no guarantee that the agents will fulfill their contractual obligations to the Company. In addition, regulators are increasingly seeking to hold the Company responsible for the actions of these title agents and, under certain circumstances, the Company may be held liable directly to third parties for actions (including defalcations) or omissions of these agents. Recent case law in certain states also suggests that the Company is liable for the actions or omissions of its agents in those states, regardless of contractual limitations. As a result, the Company’s use of title agents could result in increased claims on the Company’s policies issued through agents and an increase in other costs and expenses.

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

22. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of September 30, 2015, under such regulations, the maximum amount of dividends, loans and advances available in 2015 from these insurance subsidiaries, without prior approval from applicable regulators, was $515.6 million.

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

Date: October 22, 2015

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