Form 10-K
period 2015-12-31
First American Financial Corp
filed 2016-02-19
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was $3,981,623,275.

On February 16, 2016, there were 109,086,496 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2016 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS AND MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “INTEND,” “PLAN,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” OR OTHER SIMILAR WORDS AND PHRASES OR FUTURE OR CONDITIONAL VERBS SUCH AS “WILL,” “MAY,” “MIGHT,” “SHOULD,” “WOULD,” OR “COULD.” THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS REGARDING FUTURE OPERATIONS, PERFORMANCE, FINANCIAL CONDITION, PROSPECTS, PLANS AND STRATEGIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS THAT MAY PROVE TO BE INCORRECT.

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•	CHANGES IN ECONOMIC CONDITIONS, INCLUDING INTEREST RATE FLUCTUATIONS AND VOLATILITY IN REAL ESTATE OR CAPITAL MARKETS;
•	CHANGES IN REGULATORY CONDITIONS IMPACTING THE COMPANY’S BUSINESSES;
•	CHANGES IN THE MORTGAGE PROCESS, THE ROLE OF TITLE INSURANCE AND OTHER PRODUCTS AND SERVICES OF THE COMPANY IN THAT PROCESS, OR THE ROLE OF GOVERNMENT-SPONSORED ENTERPRISES IN THAT PROCESS;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	SYSTEMS DAMAGE, FAILURES, INTERRUPTIONS AND INTRUSIONS, WIRE TRANSFER ERRORS OR UNAUTHORIZED DATA DISCLOSURES; AND
•	OTHER FACTORS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN ITEM 1A OF PART I.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I

Item 1.	Business

The Company

First American Financial Corporation (the “Company”) was incorporated in the state of Delaware in January 2008 to hold the financial services businesses of the Company’s prior parent. On June 1, 2010, the Company’s common stock was listed on the New York Stock Exchange under the ticker symbol “FAF.” The businesses operated by the Company’s subsidiaries have, in some instances, been in existence since the late 1800s.

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

Title Insurance and Services Segment

Our title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions involving the use of real property related data designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant records and images; and provides banking, trust and investment advisory services. In 2015, 2014, and 2013 the Company derived 92.5%, 92.0% and 92.9% of its consolidated revenues, respectively, from this segment.

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

Before issuing title policies, title insurers typically seek to limit their risk of loss by accurately performing title searches and examinations and, in many instances, curing title defects identified therein.  These searches, examinations and curative efforts distinguish title insurers from other insurers, such as property and casualty insurers.  Whereas title insurers generally insure against losses arising out of circumstances existing as of the date of the policy, property and casualty insurers generally insure against losses arising out of events that occur subsequent to policy issuance.  As a result of these differences, title insurers typically experience relatively low claims, as a percentage of premiums, when compared to property and casualty insurers, but have relatively high expenses.  The primary costs of a title insurer pertain to personnel and other costs associated with the search and examination process, the curative process, the preparation of preliminary reports or commitments, title plant maintenance, and sales, as well as technology and other administrative expenses.

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

Issuing the Policy: Direct vs. Agency.  A title insurance policy can be issued directly by a title insurer or indirectly on behalf of a title insurer through agents, which usually operate independently of the title insurer and often issue policies for more than one insurer. Where the policy is issued by a title insurer, the search is performed by or on behalf of the title insurer, and the premium is collected and retained by the title insurer. Where the policy is issued by an agent, the agent typically performs the search, examines the title, collects the premium and retains a portion of the premium. The agent remits the remainder of the premium to the title insurer as compensation for the insurer bearing the risk of loss in the event a claim is made under the policy and for other services the insurer may provide. The percentage of the premium retained by an agent varies from region to region. A title insurer is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issues its policy directly or indirectly through an agent. In addition, as part of the policy, a title insurer may issue a closing protection letter that protects a lender from certain misuse of funds by the title insurer’s agent. When a loss to the title insurer occurs under a policy issued through an agent or a closing protection letter, under certain circumstances the title insurer may seek recovery of all or a portion of the loss from the agent or the agent’s errors and omissions insurance carrier.

Premiums.    The premium for title insurance is typically due and earned in full when the real estate transaction is closed. Premiums generally are calculated with reference to the policy amount. The premium charged by a title insurer or an agent is subject to regulation in most areas. Such regulations vary from state to state.

Our Title Insurance Operations

Overview.  We conduct our title insurance and closing business through a network of direct operations and agents. Through this network, we issue policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. We also offer title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia and various other established and emerging markets as described in the “International Operations” section below.

Customers, Sales and Marketing.  The mortgage markets in the United States and Canada are concentrated. We believe that five institutions, Wells Fargo & Company, JPMorgan Chase & Co., U.S. Bancorp, Quicken Loans Inc. and Bank of America Corporation, together with their affiliates, originate or are involved in approximately 34% of the mortgages in the United States. Each of these institutions purchases title insurance policies and other products and services from us. These institutions also benefit from products and services which are purchased for their benefit by others, such as title insurance policies purchased by borrowers as a condition to the making of a loan. The refusal of one or more of these or other significant lending institutions to purchase products and services from us or to accept our products and services that are to be purchased for their benefit could have a material adverse effect on the title insurance and services segment.

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

Within the direct channel, our sales and marketing efforts are focused on the primary sources of business referrals. For residential business referred by local or decentralized customers, we market to real estate agents and brokers, mortgage brokers, real estate attorneys, mortgage originators, homebuilders and escrow service providers. For refinance and default related business referred by customers with centrally managed platforms, we market to mortgage originators, servicers, and governmental sponsored enterprises. For the commercial business we market primarily to commercial real estate investors, including real estate investment trusts, insurance companies and asset managers, as well as to law firms, commercial banks, investment banks, mortgage brokers and the owners of commercial real estate. We also market directly to national homebuilders focused on newly constructed residential property. In some instances we may supplement the efforts of our sales force with general marketing. Our marketing efforts emphasize the quality and timeliness of our services, our financial strength, process innovation and our national presence. We also provide educational information on our website and through other means to help consumers better understand our services and the homebuying/settlement process in general.

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

Agency Operations. As described above, we also issue title insurance policies through a network of agents. Our agreements with our agents typically state the conditions under which the agent is authorized to issue title insurance policies on our behalf. The agency agreement also typically prescribes the circumstances under which the agent may be liable to us if a policy loss occurs. Such agency agreements typically are terminable without cause after a specified notice period has been met and are terminable immediately for cause. As is standard in our industry, our agents typically operate with a substantial degree of independence from us and frequently act as agents for other title insurers. We evaluate the profitability of our agency relationships on an ongoing basis, including a review of premium splits, deductibles and claims. As a result, from time to time we may terminate or renegotiate the terms of some of our agency relationships.

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

International Operations.  We provide products and services in a number of countries outside of the United States, and our international operations accounted for approximately 6.4% of our title insurance and services segment revenues in 2015. Today we have direct operations and a physical presence in several countries, including Canada, the United Kingdom and Australia. While reliable data are not available, we believe that we have the largest market share for title insurance outside of the United States. The Company’s revenues from external customers and long-lived assets are broken down between domestic and foreign operations in Note 21 Segment Financial Information to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

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

Our international operations present risks that may not exist to the same extent in our domestic operations, including those associated with differences in the nature of the products provided, the scope of coverage provided by those products and the manner in which risk is underwritten. Limited claims experience in certain foreign jurisdictions makes it more difficult to set prices and reserve rates. There may also be risks associated with differences in legal systems and/or unforeseen regulatory changes.

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

Reinsurance and Coinsurance.    We plan to continue our practice of assuming and ceding large title insurance risks through reinsurance. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer. The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss. The primary insurer generally remains liable to its insured for the total risk, but is reinsured under the terms of the reinsurance agreement. Prior to 2010, our title reinsurance arrangements primarily involved other industry participants. Beginning in January of 2010, we established a global reinsurance program involving treaty reinsurance provided by a global syndicate of highly rated non-industry reinsurers. Subject to the treaty limits and certain other limitations, the program generally covers claims made while the program is in effect.

We also serve as a coinsurer in connection with certain commercial transactions. In a coinsurance scenario, two or more insurers are selected by the insured and each coinsurer is liable for its specified percentage share of the total liability.

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

We believe that competition for title insurance, closing services and related products and services is based primarily on the quality, price and timeliness of the preparation and issuance of the insurance policy and the provision of the related products and services. Customer service is an important competitive factor because parties to real estate transactions are usually concerned with time schedules and costs associated with delays in closing transactions. In certain transactions, such as those involving commercial properties, financial strength and scope of coverage are also important. In addition, we regularly evaluate our pricing and agent splits, and based on competitive, market and regulatory conditions and claims history, among other factors, adjust our prices and agent splits as and where appropriate.

Trust and Investment Advisory Services.   Our federal savings bank subsidiary offers trust and investment advisory services, deposit services and asset management services.  As of December 31, 2015 this company administered fiduciary and custodial assets having a market value in excess of $3.0 billion which includes managed assets of $1.2 billion, had assets of $3.0 billion, deposits of $2.7 billion and stockholder’s equity of $244.3 million.

Specialty Insurance Segment

Property and Casualty Insurance.   Our property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. We are licensed to issue policies in all 50 states and the District of Columbia and actively issue policies in 46 states. The majority of policy liability is in the western United States, including approximately 63% in California. In certain markets we also offer preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. We market our property and casualty insurance business using both direct distribution channels, including cross-selling through our existing closing-service activities, and through a network of independent brokers. We purchase reinsurance to limit risk associated with large losses from single events.

Home Warranties.  Our home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period. Coverage is typically for one year and is renewable annually at the option of the contract holder and upon our approval. Coverage and pricing typically vary by geographic region. Fees for the warranties generally are paid at the closing of the home purchase or directly by the consumer. Renewal premiums may be paid by a number of different options. In addition, under the contract, the holder is responsible for a service fee for each trade call. First year warranties primarily are marketed through real estate brokers and agents, and we also increasingly market directly to consumers. We generally sell renewals directly to consumers. Our home warranty business currently operates in 39 states and the District of Columbia.

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

Our domestic subsidiaries that operate in the title insurance industry or the property and casualty insurance industry are subject to regulation by state insurance regulators. Each of our underwriters, or insurers, is regulated primarily by the insurance department or equivalent governmental body within the jurisdiction of its organization, which oversees compliance with the laws and regulations pertaining to such insurer. For example, our primary title insurance underwriter, First American Title Insurance Company, is a Nebraska corporation and, accordingly, is primarily regulated by the Nebraska Department of Insurance. Insurance regulations pertaining to insurers typically place limits on, among other matters, the ability of the insurer to pay dividends to its parent company or to enter into transactions with affiliates. They also may require approval of the insurance commissioner prior to a third party directly or indirectly acquiring “control” of the insurer.

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

In addition to state-level regulation, our domestic subsidiaries that operate in the insurance business, as well as our home warranty subsidiaries and other subsidiaries, are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The CFPB has broad authority to regulate, among other areas, the mortgage and real estate markets, including our domestic subsidiaries, in matters which impact consumers. This authority includes the enforcement of federal consumer financial laws, including the Real Estate Settlement Procedures Act. The CFPB has been actively utilizing its supervisory powers by bringing enforcement actions against various participants in the mortgage and settlement industries. It has also implemented regulations pertaining to the mortgage and settlement industries, including the TILA-RESPA integrated disclosure (TRID) rule. The TRID rule has required extensive modifications to the process of closing a federally-regulated mortgage loan and the systems that support that process. The full impact of the TRID rule and the extent to which such impact is temporary or permanent is not currently known. Similarly, the full manner in which the CFPB will utilize its rulemaking and supervisory powers in the future is not known. Regulations issued by the CFPB, or the manner in which it interprets and enforces existing consumer protection laws, have impacted and could continue to impact the way in which we conduct our businesses and the profitability of those businesses.

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

Investment Policies

The Company’s investment portfolio activities such as policy setting, compliance reporting, portfolio reviews, and strategy are overseen by an investment committee made up of certain senior executives. Additionally, certain of the Company’s regulated subsidiaries have established and maintain investment committees to oversee their own investment portfolios. The Company’s investment policies are designed to comply with regulatory requirements and to align the investment portfolio asset allocation with strategic objectives. For example, our federal savings bank is required to maintain at least 65% of its asset portfolio in loans or securities that are secured by real estate. Our federal savings bank currently does not make real estate loans, and therefore fulfills this regulatory requirement through investments in mortgage-backed securities. In addition, applicable law imposes certain restrictions upon the types and amounts of investments that may be made by our regulated insurance subsidiaries.

The Company’s investment policies further provide that investments are to be managed to maximize long-term returns consistent with liquidity, regulatory and risk objectives, and that investments should not expose the Company to excessive levels of market, credit, liquidity, and interest rate risks.

As of December 31, 2015, our debt and equity securities portfolio consisted of 93% of fixed income securities. As of that date, 65% of our fixed income investments were held in securities that are United States government-backed or rated AAA, and 95% of the fixed income portfolio were rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from Standard & Poor’s Rating Services, DBRS, Inc., Fitch Ratings, Inc. and Moody’s Investor Services, Inc. If a security was rated differently among the rating agencies, the lowest rating was selected.

In addition to our debt and equity investment securities portfolio, we maintain certain money-market and other short-term investments. We also hold strategic equity investments in companies engaged in our businesses or similar or related businesses.

Employees

As of December 31, 2015, the Company employed 17,955 people on either a part-time or full-time basis.

Available Information

The Company maintains a website, www.firstam.com, which includes financial information and other information for investors, including open and closed title insurance orders (which typically are posted approximately 10 to 12 days after the end of each calendar month). The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the “Investors” page of the website as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company’s website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K, or any other filing with the Securities and Exchange Commission unless the Company expressly incorporates such materials.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of December 31, 2015 are $1.0 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

We increasingly utilize social media to communicate with customers, vendors, current and potential employees and other individuals interested in our Company. Information delivered via social media can be easily accessed and rapidly disseminated, and the use of social media by us and other parties could result in reputational harm, decreased customer loyalty or other issues that could diminish the value of the Company’s brand or result in significant liability.

7. The breadth of the Consumer Financial Protection Bureau’s rulemaking and supervisory powers may increase our costs and require changes in our business

The Consumer Financial Protection Bureau (“CFPB”) has broad authority to regulate, among other areas, the mortgage and real estate markets, including our domestic subsidiaries, in matters which impact consumers. This authority includes the enforcement of federal consumer financial laws, including the Real Estate Settlement Procedures Act. The CFPB has been actively utilizing its supervisory powers by bringing enforcement actions against various participants in the mortgage and settlement industries. It has also actively proposed and implemented regulations pertaining to the mortgage and settlement industries. The full manner in which the CFPB will utilize its rulemaking and supervisory powers in the future is not known. Regulations issued by the CFPB, or the manner in which it interprets and enforces existing consumer protection laws, have impacted and could continue to impact the way in which we conduct our businesses and the profitability of those businesses.

8. The extent and duration of the impact of the CFPB’s TILA-RESPA integrated disclosure (TRID) rule is not currently known

Implementation of the CFPB’s TRID rule, which applies to certain mortgage loan transactions originated on or after October 3, 2015, has required extensive modifications to the process of closing a federally-regulated mortgage loan.  Compliance with the TRID rule also requires heightened coordination among market participants, including by settlement service providers, such as the Company and its agents, with lenders and others.  There can be no assurance that the Company, its agents or other market participants will ultimately succeed in their implementation efforts, or that consumers or the CFPB will be satisfied with the manner in which the TRID rule has been implemented.  The TRID rule also may impact other areas of the mortgage industry, including the volume of loans being originated, and the extent and duration of the impact of the rule is not currently known.  The TRID rule, including the cost of compliance, the ultimate impact on the mortgage industry and any enforcement actions or other proceedings in connection therewith, could adversely impact the Company’s profitability and financial condition.

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

13. A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory capital and surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A3” by Moody’s Investor Services, Inc., “A” by Fitch Ratings, Inc., “A-” by Standard & Poor’s Ratings Services and “A” by A.M. Best Company, Inc. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The Company’s principal title insurance underwriter maintained $1.1 billion of total statutory capital and surplus as of December 31, 2015. Accordingly, if the ratings or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

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

15. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of decreases in interest rates or weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend upon, among other factors, the future performance of assets held in trust for the plan and interest rates. The pension plan was underfunded as of December 31, 2015 by $86.4 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings, expenses and interest rates require adjustment. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

16. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $103.2 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

20. The Company may not be able to realize the benefits of its offshore operations

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

22. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of December 31, 2015, under such regulations, the maximum amount of dividends, loans and advances available in 2016 from these insurance subsidiaries, without prior approval from applicable regulators, was $547.9 million.

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

We maintain our executive offices at MacArthur Place in Santa Ana, California. This office campus consists of five office buildings, a technology center and a two-story parking structure, totaling approximately 490,000 square feet. Three office buildings, totaling approximately 210,000 square feet, and the fixtures thereto and underlying land, are subject to a deed of trust and security agreement securing payment of a promissory note evidencing a loan made in October 2003, to our principal title insurance subsidiary in the original sum of $55.0 million. This loan is payable in monthly installments of principal and interest, is fully amortizing and matures November 1, 2023. The outstanding principal balance of this loan was $28.8 million as of December 31, 2015.

One of our subsidiaries in the title insurance and services segment leases an aggregate of approximately 188,000 square feet of office space in three buildings of the International Technology Park in Bangalore, India pursuant to various lease agreements. All of the space is leased pursuant to agreements that expire no later than 2017.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses. These lawsuits include, among others, cases alleging, among other assertions, that the Company, one of its subsidiaries and/or one of its agents:

•	charged an improper rate for title insurance in a refinance transaction, including
•	Lewis v. First American Title Insurance Company, filed on November 28, 2006 and pending in the United States District Court for the District of Idaho.

A court has granted class certification in Lewis. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss.

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

In Edwards a narrow class has been certified.  The Company believes the estimate of the possible loss or range of loss is not material to the consolidated financial statements as a whole.

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

These lawsuits are putative class actions for which a class has not been certified. For the reasons described above, as well as the applicability of certain indemnification rights the Company may have, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

•

overcharged or improperly charged fees for products and services, denied home warranty claims, failed to timely file certain documents, and gave items of value to developers, builders, brokers and others as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,
•	Downing v. First American Title Insurance Company, et al., filed on October 2, 2015 and pending in the United States District Court for the Northern District of Georgia,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	McCormick v. First American Real Estate Services, Inc., et al., filed on December 31, 2015 and pending in the Superior Court of the State of California, County of Orange,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	In re First American Home Buyers Protection Corporation, consolidated on October 9, 2014 and pending in the United States District Court for the Southern District of California.

All of these lawsuits, except Kaufman and Kirk, are putative class actions for which a class has not been certified. In Kaufman a class was certified but that certification was subsequently vacated. A trial of the Kirk matter has concluded, plaintiff has filed a notice of appeal and the Company filed a cross appeal. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is not material to the consolidated financial statements as a whole.

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

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 16, 2016, was 2,568.

High and low stock prices and dividends declared for 2015 and 2014 are set forth in the table below.

	2015		2014
Period	High-low range	Cash dividends	High-low range	Cash dividends
Quarter Ended March 31	$32.59-37.75	$0.25	$24.81-28.19	$0.12
Quarter Ended June 30	$34.50-38.19	$0.25	$25.45-28.92	$0.24
Quarter Ended September 30	$36.88-43.16	$0.25	$26.82-28.67	$0.24
Quarter Ended December 31	$34.39-40.72	$0.25	$26.20-34.51	$0.24

In January 2016, the Company’s board of directors declared a cash dividend of $0.26 per share. We expect that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our businesses, industry practice, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time. In addition, the ability to pay dividends also is potentially affected by the restrictions described in Note 2 Statutory Restrictions on Investments and Stockholders’ Equity to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

Unregistered Sales of Equity Securities

During the year ended December 31, 2015, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by the Company on March 16, 2011 and expanded on March 11, 2014, which program has no expiration date, the Company may repurchase up to $250.0 million of the Company’s issued and outstanding common stock. The Company did not repurchase any shares under this plan during the quarter ended December 31, 2015. In January 2016, the Company repurchased 14,200 shares at an average price of $31.97 per share. Cumulatively the Company has repurchased $67.6 million (including commissions) of its shares and has the authority to repurchase an additional $182.4 million (including commissions) under the plan.

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

The following graph compares the cumulative total stockholder return on the Company’s common stock with the corresponding cumulative total returns of the Russell 2000 Financial Services Index and a peer group index for the period from December 31, 2010 through December 31, 2015. The comparison assumes an investment of $100 on December 31, 2010 and reinvestment of dividends. This historical performance is not indicative of future performance.

Comparison of Cumulative Total Return

	First American Financial Corporation (FAF) (1)	Custom Peer Group (1)(2)	Russell 2000 Financial Services Index (1)
December 31, 2010	$100	$100	$100
December 31, 2011	$86	$109	$97
December 31, 2012	$167	$127	$118
December 31, 2013	$199	$181	$155
December 31, 2014	$247	$200	$169
December 31, 2015	$269	$226	$170

(1)	As calculated by Bloomberg Financial Services, to include reinvestment of dividends.
(2)

The peer group consists of the following companies: American Financial Group, Inc.; Assurant, Inc.; Cincinnati Financial Corporation; Fidelity National Financial, Inc. (not including its FNFV tracking stock); The Hanover Insurance Group, Inc.; Kemper Corporation; Mercury General Corporation; Old Republic International Corp.; White Mountains Insurance Group Ltd.; and W.R. Berkley Corporation each of which operates in a business similar to a business operated by the Company. The compensation committee of the Company utilizes the compensation practices of these companies as benchmarks in setting the compensation of its executive officers.

Item 6.	Selected Financial Data

The selected historical consolidated financial data for First American Financial Corporation (the “Company”) as of and for each of the five years in the period ended December 31, 2015, have been derived from the Company’s consolidated financial statements. The selected historical consolidated financial data should be read in conjunction with “Item 8. Financial Statements and Supplementary Data,”“Item 1—Business,” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

First American Financial Corporation and Subsidiary Companies

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$5,175,456	$4,677,949	$4,956,077	$4,541,821	$3,820,574
Net income	$288,870	$234,215	$187,064	$301,728	$78,579
Net income attributable to noncontrolling interests	$784	$681	$697	$687	$303
Net income attributable to the Company	$288,086	$233,534	$186,367	$301,041	$78,276
Total assets	$8,254,351	$7,666,100	$6,559,183	$6,077,626	$5,371,655
Notes and contracts payable	$585,102	$587,337	$310,285	$229,760	$299,975
Stockholders’ equity	$2,758,502	$2,572,917	$2,453,049	$2,348,065	$2,028,600
Return on average stockholders’ equity	10.8%	9.3%	7.8%	13.8%	3.9%
Dividends on common shares	$108,524	$89,939	$51,324	$37,612	$24,784
Per share of common stock (Note A)—
Net income attributable to the Company:
Basic	$2.65	$2.18	$1.74	$2.83	$0.74
Diluted	$2.62	$2.15	$1.71	$2.77	$0.73
Stockholders’ equity	$25.28	$23.93	$23.16	$21.90	$19.24
Cash dividends declared	$1.00	$0.84	$0.48	$0.36	$0.24
Number of common shares outstanding
Weighted average during the year:
Basic	108,427	106,884	106,991	106,307	105,197
Diluted	109,826	108,688	109,102	108,542	106,914
End of year	109,098	107,541	105,900	107,239	105,410
Other Operating Data (unaudited):
Title orders opened (Note B)	1,262	1,156	1,385	1,635	1,249
Title orders closed (Note B)	882	816	1,103	1,192	913
Number of employees (Note C)	17,955	17,103	17,292	17,312	16,117

Note A—Per share information relating to net income is based on weighted-average number of shares outstanding for the years presented. Per share information relating to stockholders’ equity is based on shares outstanding at the end of each year.

Note B—Title order volumes are those processed by the direct domestic title operations of the Company and do not include orders processed by agents.

Note C—Number of employees is based on actual employee headcount.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “PLAN,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” OR OTHER SIMILAR WORDS AND PHRASES.

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE THE FACTORS SET FORTH ON PAGE 3 OF THIS ANNUAL REPORT. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

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

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and reflect the consolidated operations of the Company. The consolidated financial statements include the accounts of First American Financial Corporation and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method. Investments in affiliates in which the Company does not exercise significant influence over the investee are accounted for under the cost method.

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

The process of assessing the loss provision rate and the resulting IBNR reserve involves evaluation of the results of an in-house actuarial review. The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by in-house claims and operations personnel. Current economic and business trends are also reviewed and used in the reserve analysis. These include conditions in the real estate and mortgage markets, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience. Results from the analysis include, but are not limited to, a range of IBNR reserve estimates and a single point estimate for IBNR as of the balance sheet date.

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

The volume and timing of title insurance claims are subject to cyclical influences from real estate and mortgage markets. Title policies issued to lenders constitute a large portion of the Company’s title insurance volume. These policies insure lenders against losses on mortgage loans due to title defects in the collateral property. Even if an underlying title defect exists that could result in a claim, often, the lender must realize an actual loss, or at least be likely to realize an actual loss, for title insurance liability to exist. As a result, title insurance claims exposure is sensitive to lenders’ losses on mortgage loans, and is affected in turn by external factors that affect mortgage loan losses, particularly macroeconomic factors.

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

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $103.2 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	December 31, 2015		December 31, 2014
Known title claims	$87,543	8.9%	$165,330	16.3%
Incurred but not reported claims	844,364	85.8%	802,069	79.3%
Total title claims	931,907	94.7%	967,399	95.6%
Non-title claims	51,973	5.3%	44,381	4.4%
Total loss reserves	$983,880	100.0%	$1,011,780	100.0%

Activity in the reserve for known title claims is summarized as follows:

	December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of year	$165,330	$135,478	$133,070
Provision transferred from IBNR title claims related to:
Current year	13,569	29,939	17,720
Prior years	184,473	274,481	280,373
	198,042	304,420	298,093
Payments, net of recoveries, related to:
Current year	11,258	22,272	15,355
Prior years	243,519	249,851	280,627
	254,777	272,123	295,982
Other	(21,052)	(2,445)	297
Balance at end of year	$87,543	$165,330	$135,478

“Other” for 2015 included recoveries of $23.8 million on reinsured losses related to a large commercial title claim.

The provision transferred from IBNR title claims related to current year decreased by $16.4 million in 2015 from 2014 and increased by $12.2 million in 2014 from 2013 and payments, net of recoveries, related to current year decreased by $11.0 million in 2015 from 2014 and increased by $6.9 million in 2014 from 2013, reflecting variability in claims volumes characteristic of a policy year during its first year of development. In addition, 2014 experienced a higher level of fraud losses when compared to 2015 and 2013.

The provision transferred from IBNR title claims related to prior years decreased by $90.0 million, or 32.8%, in 2015 from 2014 and decreased $5.9 million, or 2.1%, in 2014 from 2013.  Payments, net of recoveries, related to prior years decreased by $6.3 million, or 2.5%, in 2015 from 2014 and decreased $30.8 million, or 11.0%, in 2014 from 2013.  Generally, the provision transferred from IBNR title claims and payments are expected to decline with the runoff of older policy years that have higher expected ultimate losses, particularly policy years 2005 through 2008.  This trend was partially impacted by the timing of the provision transferred from IBNR title claims and payments associated with certain large claims.  During 2014, the Company transferred provision of $56.0 million from IBNR title claims related to these large claims, and the Company paid $35.0 million, net of $21.0 million recovered through reinsurance, during the first quarter of 2015 to settle these claims.

Activity in the reserve for incurred but not reported title claims is summarized as follows:

	December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of year	$802,069	$840,104	$805,430
Provision related to:
Current year	170,789	188,997	194,520
Prior years	93,092	64,133	150,209
	263,881	253,130	344,729
Provision transferred to known title claims related to:
Current year	13,569	29,939	17,720
Prior years	184,473	274,481	280,373
	198,042	304,420	298,093
Other	(23,544)	13,255	(11,962)
Balance at end of year	$844,364	$802,069	$840,104

“Other” primarily included foreign currency translation gains and losses, assets acquired in connection with claim settlements, and recoveries.  “Other” for 2014 included a reinsurance receivable of $25.0 million that related to a large commercial title claim.

The provision related to current year decreased by $18.2 million, or 9.6%, in 2015 from 2014.  This decrease was attributable to a lower current year loss rate in 2015 when compared to 2014, partly offset by a 13.0% increase in title premiums and escrow fees in 2015 from 2014.  The current year loss rate in 2015 was 4.2% compared to 5.3% in 2014.

The provision related to current year decreased by $5.5 million, or 2.8%, in 2014 from 2013.  This decrease was attributable to a 7.7% decline in title premiums and escrow fees in 2014 from 2013, partly offset by a higher current year loss rate in 2014 when compared to 2013.  The current year loss rate in 2014 was 5.3% compared to 5.0% in 2013.

For further discussion of title provision recorded in 2015, 2014 and 2013, see Results of Operations, pages 36 and 37.

Fair value of investment portfolio.     The Company categorizes the fair value of its debt and equity securities using a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and the Company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. The hierarchy level assigned to each security in the Company’s available-for-sale portfolio was based on management’s assessment of the transparency and reliability of the inputs used to estimate the fair values at the measurement date. See Note 14 Fair Value Measurements to the consolidated financial statements for a more detailed description of the three-level hierarchy and a description for each level.

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

Typical inputs and assumptions to pricing models used to value the Company’s U.S. Treasury bonds, municipal bonds, foreign government bonds, governmental agency bonds, governmental agency mortgage-backed securities, U.S. and foreign corporate debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes and prepayment speeds. Non-agency mortgage-backed securities and certain U.S. and foreign corporate debt securities were not actively traded and there were fewer observable inputs available requiring the use of more judgment in determining their fair values, which resulted in their classification as Level 3.

Other-than-temporary impairment–debt securities

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2015, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

The Company recorded other-than-temporary impairment losses considered to be credit related on its debt securities of $2.2 million and $1.7 million for the years ended December 31, 2015 and 2014, respectively.  The Company did not record any other-than-temporary impairment losses related to its debt securities for the year ended December 31, 2013.

Fair value of equity securities

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

When an equity security has been in an unrealized loss position and its fair value is less than 80% of cost for twelve consecutive months, the Company’s review of the security includes the above noted factors as well as other evidence that might exist supporting the view that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company did not record any other-than-temporary impairment losses related to its equity securities for the years ended December 31, 2015, 2014 and 2013.

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

Critical estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, may differ from actual results. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed.

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

The quantitative impairment test for goodwill utilizes a variety of valuation techniques, all of which require the Company to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect a range of possible outcomes and an appropriate discount rate. The use of comparative market multiples (the “market approach”) compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. In assessing the fair value, the Company utilizes the results of the valuations (including the market approach to the extent comparables are available) and considers the range of fair values determined under all methods and the extent to which the fair value exceeds the carrying amount of the reporting unit.

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

The Company elected to perform qualitative assessments for 2015, 2014 and 2013, the results of which supported the conclusion that the fair values of the Company’s reporting units were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary.  As a result of these assessments, the Company did not record any goodwill impairment losses for 2015, 2014 or 2013.

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

Management’s impairment assessment for indefinite-lived other intangible assets may involve calculating the fair value by using a discounted cash flow analysis or through a market approach valuation. If the fair value exceeds its carrying amount, the asset is not considered impaired and no additional analysis is required. However, if the carrying amount is greater than the fair value, an impairment loss is recorded equal to the excess.

Impairment of equity method investments in affiliates. The carrying value of equity method investments in affiliates is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In making the determination as to whether an individual investment in an affiliate is impaired, the Company assesses the current and expected financial condition of each relevant entity, including, but not limited to, the anticipated ability of the entity to make its contractually required payments to the Company (with respect to debt obligations to the Company), the results of valuation work performed with respect to the entity, the entity’s anticipated ability to generate sufficient cash flows and the market conditions in the industry in which the entity is operating.  The Company recognized impairment losses of $2.0 million, $22.5 million and $7.8 million on its equity method investments for 2015, 2014 and 2013, respectively.

Impairment of property and equipment. Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. If the undiscounted cash flow analysis indicates that the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying amount over its fair value. The Company recognized impairment losses on software of $10.9 million, $1.2 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company recognizes the effect of income tax positions only if sustaining those positions is considered more likely than not. Changes in recognition or measurement of uncertain tax positions are reflected in the period in which a change in judgment occurs. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.

Employee benefit plans.    The Company recognizes the overfunded or underfunded status of its defined benefit pension and supplemental benefit plans as an asset or liability on its consolidated balance sheets and recognizes changes in the funded status in the year in which changes occur, through accumulated other comprehensive loss. The funded status is measured as the difference between the fair value of plan assets and benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for the other postretirement plans). Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost previously are recorded as a component of accumulated other comprehensive loss. Plan assets and obligations are measured annually as of December 31.

The assumptions that have had the most significant impact to net periodic costs are the discount rate and expected long-term rate of return on plan assets.  The discount rate assumption reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments. Assumptions for the expected long-term rate of return on assets of the defined benefit pension plans are based on future expectations for returns for each asset class based on the calculated market-related value of plan assets and the effect of periodic target asset allocation rebalancing, adjusted for the payment of reasonable expenses of the plan from plan assets.  See Note 13 Employee Benefit Plans to the consolidated financial statements for a further description of the expected long-term rate of return on plan assets as well as asset allocation targets.

At December 31, 2015, the Company elected to change the method it uses to estimate the interest and service components of net periodic cost for its defined benefit pension and supplemental benefit plans, which will impact the estimate of net periodic cost beginning in 2016.  The Company will utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Previously, the Company estimated the interest and service cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.  This change compared to the previous method will impact the interest and service components of net periodic cost in future periods.  The Company made this change to provide a more precise measurement of interest and service costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates.  This change does not affect the measurement of the total benefit obligation as the change in the interest and service costs is offset in net actuarial gains and losses.  The impact to interest and service costs is not expected to be significant.  The Company will account for this change prospectively as a change in accounting estimate.

Weighted-average actuarial assumptions used to determine costs for the plans for the years ended December 31, 2015 and 2014, were as follows:

	December 31,
	2015	2014
Defined benefit pension plans
Discount rate	4.07%	4.97%
Rate of return on plan assets	6.50%	6.50%
Unfunded supplemental benefit plans
Discount rate	4.00%	4.80%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans at December 31, 2015 and 2014, were as follows:

	December 31,
	2015	2014
Defined benefit pension plans
Discount rate	4.31%	4.07%
Unfunded supplemental benefit plans
Discount rate	4.33%	4.00%

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

Pending Accounting Pronouncements

In September 2015, the FASB issued updated guidance intended to simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for those adjustments. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015 and applies prospectively to adjustments made to provisional amounts that occur after the effective date of this guidance with early adoption permitted for financial statements that have not been issued. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued updated guidance relating to the Securities and Exchange Commission Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.  The updated guidance allows for the deferral and presentation of debt issuance costs as an asset which may be amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any related outstanding borrowings. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In May 2015, the FASB issued updated disclosure guidance related to short-duration contracts issued by insurance entities.  The updated guidance is intended to increase the transparency of significant estimates made in measuring liabilities for unpaid claims and claim adjustment expenses and to provide additional insight into an insurance entity’s ability to underwrite and anticipate costs associated with claims. The updated guidance is effective for annual reporting periods beginning after December 15, 2015 and for interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. Except for the disclosure requirements, the Company does not expect the adoption of this guidance to impact its consolidated financial statements.

In May 2015, the FASB issued updated guidance intended to eliminate the diversity in practice surrounding how investments measured at net asset value under the practical expedient with future redemption dates have been categorized in the fair value hierarchy.  Under the updated guidance, investments for which fair value is measured at net asset value per share using the practical expedient should no longer be categorized in the fair value hierarchy. The updated guidance requires retrospective adoption for all periods presented and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Except for the disclosure requirements, the Company does not expect the adoption of this guidance to impact its consolidated financial statements.

In April 2015, the FASB issued updated guidance intended to clarify the accounting treatment for cloud computing arrangements that include software licenses. Under the updated guidance, if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued updated guidance intended to simplify, and provide consistency to, the presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

The Company’s total revenues for the year ended December 31, 2015 were $5.2 billion, which reflected an increase of $0.5 billion, or 10.6%, when compared with $4.7 billion for the year ended December 31, 2014.  This increase was primarily attributable to increases in commercial business, residential purchase transactions and residential refinance transactions during 2015.  Direct premiums and escrow fees in the title insurance and services segment from commercial business, residential purchase transactions and residential refinance transactions increased 17.0%, 11.4% and 29.2%, respectively, in 2015 when compared to 2014.

According to the Mortgage Bankers Association’s February 18, 2016 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 29.3% in 2015 when compared with 2014. According to the MBA Forecast, the dollar amount of purchase originations increased 16.1% and refinance originations increased 49.2%. The higher volume of domestic residential mortgage origination activity in 2015 contributed to a 4.7% increase in domestic residential purchase orders closed per day and a 24.7% increase in domestic refinance orders closed per day by the Company’s direct title operations in 2015 when compared to 2014.

Despite uncertainties in the economy, the Company remains optimistic that the housing market will continue to strengthen in 2016.  The Company anticipates growth in the residential purchase market and is benefiting from the recent decline in mortgage rates, which is positively impacting residential refinance volumes.  The Company’s direct title operations opened 1,700 refinance orders per day in January 2016 and have opened approximately 2,300 refinance orders per day so far in February 2016 (measured through February 17, 2016).  It is uncertain how long this level of elevated refinance activity will continue.  The Company expects growth rates in the commercial market to moderate relative to those experienced in 2015.

The Consumer Financial Protection Bureau (“CFPB”) has broad authority to regulate, among other areas, the mortgage and real estate markets in matters which impact consumers.  The CFPB has implemented regulations pertaining to the mortgage and settlement industries, including the TILA-RESPA integrated disclosure (TRID) rule.  Implementation of the TRID rule, which applies to certain mortgage loan transactions originated on or after October 3, 2015, has required extensive modifications to the process of closing a federally-regulated mortgage loan.  Compliance with the TRID rule also requires heightened coordination among market participants, including by settlement service providers, such as the Company and its agents, with lenders and others.  After experiencing some initial delays in closings, by the end of the fourth quarter of 2015, the Company’s direct residential business returned to its typical closing timeframes.  The full impact on closing timeframes for the Company’s residential agency business for the fourth quarter of 2015 is not yet known. While initial facts and circumstances related to the Company’s implementation of the TRID rule appear positive, the full impact of the TRID rule and the extent to which such impact is temporary or permanent is not currently known.  There can be no assurance that the Company, its agents or other market participants will ultimately succeed in their implementation efforts, or that consumers or the CFPB will be satisfied with the manner in which the TRID rule has been implemented.  The TRID rule may also impact other areas of the mortgage industry, including the volume of loans being originated.

During the fourth quarter of 2015, the Company recorded certain reclassifications and revisions to its consolidated statements of income for the years ended December 31, 2014 and 2013.  For further discussion of these reclassifications and revisions, see Note 1 Description of the Company to the consolidated financial statements, pages 53 and 54.

Title Insurance and Services

	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums and escrow fees	$1,929,783	$1,698,430	$1,803,637	$231,353	13.6	$(105,207)	(5.8)
Agent premiums	2,098,265	1,867,402	2,061,404	230,863	12.4	(194,002)	(9.4)
Information and other	669,984	654,961	661,107	15,023	2.3	(6,146)	(0.9)
Net investment income	97,520	59,785	76,606	37,735	63.1	(16,821)	(22.0)
Net realized investment (losses) gains	(7,442)	23,850	3,334	(31,292)	(131.2)	20,516	NM [1]
	4,788,110	4,304,428	4,606,088	483,682	11.2	(301,660)	(6.5)
Expenses
Personnel costs	1,491,892	1,338,011	1,380,527	153,881	11.5	(42,516)	(3.1)
Premiums retained by agents	1,656,722	1,472,066	1,637,561	184,656	12.5	(165,495)	(10.1)
Other operating expenses	745,278	736,491	773,837	8,787	1.2	(37,346)	(4.8)
Provision for policy losses and other claims	263,881	253,122	343,461	10,759	4.3	(90,339)	(26.3)
Depreciation and amortization	80,359	77,820	66,956	2,539	3.3	10,864	16.2
Premium taxes	57,500	51,098	50,980	6,402	12.5	118	0.2
Interest	2,524	2,796	2,601	(272)	(9.7)	195	7.5
	4,298,156	3,931,404	4,255,923	366,752	9.3	(324,519)	(7.6)
Income before income taxes	$489,954	$373,024	$350,165	$116,930	31.3	$22,859	6.5
Margins	10.2%	8.7%	7.6%	1.5%	17.2	1.1%	14.5

(1)	Not meaningful

Direct premiums and escrow fees increased $231.4 million, or 13.6%, in 2015 from 2014 and decreased $105.2 million, or 5.8%, in 2014 from 2013. The increase in direct premiums and escrow fees in 2015 from 2014 was primarily due to an increase in the domestic average revenues per order closed and an increase in domestic title orders closed by the Company’s direct operations. The decrease in direct premiums and escrow fees in 2014 from 2013 was primarily due to a decrease in the number of domestic title orders closed by the Company’s direct operations, partially offset by an increase in the domestic average revenues per order closed. The domestic average revenues per order closed were $2,012, $1,886 and $1,498 for 2015, 2014 and 2013, respectively.  The 6.7% increase in average revenues per order closed in 2015 from 2014 was primarily due to higher real estate values and a greater number of large commercial deals that closed when compared to the prior year, partially offset by an increase in the mix of direct revenues generated from lower premium residential refinance transactions. The 25.9% increase in average revenues per order closed in 2014 from 2013 was primarily due to an increase in the mix of direct revenues generated from higher premium residential purchase and commercial transactions, higher real estate values, and a greater number of large commercial deals that closed when compared to the prior year. The Company’s direct title operations closed 882,400, 816,400 and 1,103,400 domestic title orders during 2015, 2014 and 2013, respectively.  The 8.1% increase in orders closed in 2015 from 2014 and the 26.0% decrease in orders closed in 2014 from 2013 were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums increased $230.9 million, or 12.4%, in 2015 from 2014 and decreased $194.0 million, or 9.4%, in 2014 from 2013. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, full year agent premiums typically reflect mortgage origination activity from the fourth quarter of the prior year through the third quarter of the current year. The increase in agent premiums in 2015 from 2014 was consistent with the 16.9% increase in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2015 as compared with the twelve months ended September 30, 2014. The decrease in agent premiums in 2014 from 2013 was consistent with the 13.4% decrease in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2014 as compared with the twelve months ended September 30, 2013.

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

Information and other revenues increased $15.0 million, or 2.3%, in 2015 from 2014 and decreased $6.1 million, or 0.9%, in 2014 from 2013. Excluding the $23.2 million impact of new acquisitions for the year ended December 31, 2015, information and other revenues decreased $8.2 million, or 1.2%, in 2015 compared to 2014.  The decrease in 2015 from 2014, adjusted for the impact of new acquisitions, was due to lower demand for the Company’s default information products as a result of the decrease in domestic loss mitigation activities, partially offset by higher demand for certain of the Company’s non-insured services and products, which is directionally consistent with the increase in title insurance and services segment transaction volumes and revenue.  Excluding the $55.7 million impact of new acquisitions for the year ended December 31, 2014, information and other revenues decreased $61.9 million, or 9.4%, in 2014 compared to 2013.  The decrease in 2014 from 2013, adjusted for the impact of new acquisitions, was primarily attributable to lower demand for the Company’s default and title plant information products as a result of the decrease in domestic loss mitigation, foreclosure and mortgage origination activities.

Net investment income increased $37.7 million, or 63.1%, in 2015 from 2014 and decreased $16.8 million, or 22.0%, in 2014 from 2013.  The increase in 2015 from 2014 was primarily attributable to higher interest income from the investment portfolio primarily due to higher average balances in the title insurance and services segment’s debt securities portfolio in 2015 when compared to 2014 and lower impairment losses related to investments accounted for using the equity method when compared to 2014.  The decrease in 2014 from 2013 was primarily attributable to higher impairment losses and lower equity in earnings related to investments accounted for using the equity method, partially offset by higher interest income from the investment portfolio primarily due to higher average balances in the title insurance and services segment’s debt securities portfolio in 2014 when compared to 2013.  Net investment income for 2015, 2014 and 2013 included impairment losses recognized on investments accounted for using the equity method of $2.0 million, $22.5 million and $5.8 million, respectively.

Net realized investment losses for the title insurance and services segment totaled $7.4 million for 2015 and were primarily from the impairment of internally developed software and losses from the sales of equity securities, partially offset by gains from the sale of real estate.  Net realized investment gains were $23.9 million for 2014 and were primarily from the sales of debt and equity securities and the sale of real estate.  Net realized investment gains were $3.3 million for 2013 and were primarily from the sale of real estate.  Net realized investment gains for 2015, 2014 and 2013 included $9.3 million, $7.5 million and $2.5 million, respectively, of gains from the sale of real estate, and included impairment losses of $10.9 million, $2.4 million and $1.1 million, respectively, primarily related to software and certain non-marketable investments accounted for using the cost method.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs increased $153.9 million, or 11.5%, in 2015 from 2014 and decreased $42.5 million, or 3.1%, in 2014 from 2013. Excluding the $19.3 million impact of new acquisitions for the year ended December 31, 2015, personnel costs increased $134.6 million, or 10.1%, in 2015 compared to 2014. The increase in 2015, adjusted for the impact of new acquisitions, was primarily attributable to higher incentive compensation costs, which include commissions, bonuses and 401(k) savings plan matches, due to higher revenue and profitability; higher salary expense due to higher headcount levels; and higher overtime and temporary labor costs driven by higher order volumes. Excluding the $37.8 million impact of new acquisitions for the year ended December 31, 2014, personnel costs decreased $80.3 million, or 5.8%, in 2014 compared to 2013.  The decrease in 2014, adjusted for the impact of new acquisitions, was primarily attributable to lower salary, payroll taxes, employee benefit, temporary labor, overtime, and severance costs.  The lower salary and payroll tax costs were attributable to reduced headcount when compared to the prior year.  The lower employee benefit costs were due to changes in the Company’s medical and dental insurance plans, lower incurred medical claims and lower headcount when compared to the prior year.  The lower temporary labor and overtime costs were due to lower order volumes when compared to the prior year.  The lower severance costs were due to a lower level of employee reductions made during 2014 when compared to 2013. Personnel costs included severance expense of $5.6 million, $8.9 million and $17.5 million for 2015, 2014 and 2013, respectively.

The Company continues to closely monitor order volumes and related staffing levels and intends to adjust staffing levels as considered necessary. The Company’s direct title operations opened 1,261,700, 1,155,500 and 1,384,600 domestic title orders in 2015, 2014 and 2013, respectively, representing an increase of 9.2% in 2015 from 2014 and a decrease of 16.5% in 2014 from 2013.

A summary of premiums retained by agents and agent premiums is as follows:

	2015	2014	2013
	(in thousands, except percentages)
Premiums retained by agents	$1,656,722	$1,472,066	$1,637,561
Agent premiums	$2,098,265	$1,867,402	$2,061,404
% retained by agents	79.0%	78.8%	79.4%

The premium split between underwriter and agents is in accordance with the respective agency contracts and can vary from region to region due to divergences in real estate closing practices and state regulations. As a result, the percentage of title premiums retained by agents can vary due to the geographic mix of revenues from agency operations.  The increase in the percentage of title premiums retained by agents in 2015 from 2014 was primarily due to a change in the geographic mix of agency revenues towards higher agent-retention regions, partially offset by increased revenue from the issuance of closing protection letters since agents typically do not retain a portion of this revenue.  The decrease in the percentage of title premiums retained by agents in 2014 from 2013 was primarily due to increased revenue from the issuance of closing protection letters and a change in the geographic mix of agency revenues towards lower agent-retention regions.

Other operating expenses (principally related to direct operations) increased $8.8 million, or 1.2%, in 2015 from 2014 and decreased $37.3 million, or 4.8%, in 2014 from 2013. Excluding the $13.1 million impact of new acquisitions for the year ended December 31, 2015, other operating expenses decreased $4.3 million, or 0.6%, in 2015 compared to 2014.  The decrease in 2015 from 2014, adjusted for the impact of new acquisitions, was primarily attributable to higher bank earnings credits and lower professional services expenses, partially offset by higher production related expenses driven by higher order volumes and increased software related expenses. The increase in bank earnings credits was driven by higher average balances invested with third-party financial institutions and higher average earnings credit rates associated with those investments in 2015 when compared to 2014. Excluding the $29.0 million impact of new acquisitions for the year ended December 31, 2014, other operating expenses decreased $66.3 million, or 8.6%, in 2014 compared to 2013.  The decrease in 2014 from 2013, adjusted for the impact of new acquisitions, was primarily attributable to lower production related expenses driven by lower order volumes.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 6.6%, 7.1% and 8.9% for the years ended December 31, 2015, 2014 and 2013, respectively.

The current year rate of 6.6% reflects an ultimate loss rate of 4.2% for the current policy year and a $93.1 million net increase in loss reserve estimates for prior policy years.  The increase in loss reserve estimates for prior policy years was primarily attributable to a change in methodology used by the Company’s internal actuary to estimate total ultimate losses.  Historically, the internal actuary’s model did not separate claims experience for large title claims from normal title claims activity.  A large title claim is defined as a title claim with a total ultimate loss in excess of $2.5 million.  With this change in methodology, the model now separates claims experience for large title claims from normal title claims activity when developing reserve estimates.  As a result, loss reserve estimates for prior policy years increased, primarily for policy years 2004 through 2007.  The change in methodology was implemented due to the increased frequency of large title claims experienced over the last several years and the volatility associated with the timing and severity of large title claims.  The Company accounted for this change in methodology as a change in accounting estimate.

As of December 31, 2015, the IBNR claims reserve for the title insurance and services segment was $844.4 million, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $719.5 million to $922.0 million. The range limits are $124.9 million below and $77.6 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

The prior year rate of 7.1% reflected an ultimate loss rate of 5.3% for policy year 2014 and a net increase in loss reserve estimates for prior policy years of $64.1 million. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during 2014, primarily from domestic commercial policies.  The reserve strengthening associated with domestic commercial policies was $41.4 million and was primarily attributable to several large commercial claims, net of anticipated recoveries, mainly from mechanics liens, and primarily related to policy years 2003, 2005 and 2007.  Other factors, including a large international commercial claim from policy year 2004, also contributed to the net increase in loss reserve estimates for prior policy years.

The 2013 rate of 8.9% reflected an ultimate loss rate of 5.0% for policy year 2013 and a net increase in loss reserve estimates for prior policy years of $150.2 million. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during 2013, primarily from domestic lenders policies, commercial policies and the Company’s guaranteed valuation product offered in Canada.  The reserve strengthening associated with domestic lenders policies was $67.4 million and was primarily attributable to increased claims frequency for policy years 2004 through 2008.  The increased claims frequency was primarily due to mortgage lenders and servicers processing a large volume of foreclosures during 2013.  As foreclosure processing increases, lenders claims generally increase, because lenders claims typically come from foreclosures in which the lender suffers a loss.  At December 31, 2013, the Company expected the high level of foreclosure processing to continue in the near term as mortgage lenders and servicers worked through their foreclosure inventory.  The reserve strengthening associated with domestic lenders policies reflected these expectations.  The reserve strengthening associated with commercial policies was $38.8 million and was primarily attributable to several large commercial claims, mainly from mechanics liens, and primarily related to policy years 2007 and 2008.  The reserve strengthening associated with the guaranteed valuation product offered in Canada was $21.7 million and was primarily attributable to claims frequency exceeding the Company’s expectations during 2013.  The increase in frequency primarily related to policy years 2007 and 2010.

The projected ultimate loss ratios, as of December 31, 2015, for policy years 2015, 2014 and 2013 were 4.2%, 4.7% and 3.7%, respectively.

Based on current expectations for claims activity, in 2016, the Company expects its provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, to decline from 6.6%, the loss rate for 2015, to between 5% and 6%. However, this estimate may change based on actual claims experience among other factors.

Depreciation and amortization expense increased $2.5 million, or 3.3%, in 2015 from 2014 and $10.9 million, or 16.2%, in 2014 from 2013.  Excluding the $2.4 million impact of new acquisitions for the year ended December 31, 2015, depreciation and amortization expense increased $0.1 million, or 0.1%, in 2015 compared to 2014. The increase in 2014 was primarily attributable to the depreciation and amortization expense associated with developed technology and other intangible assets recorded in connection with new acquisitions completed during the first quarter of 2014.  Excluding the $8.6 million impact of new acquisitions for the year ended December 31, 2014, depreciation and amortization expense increased $2.3 million, or 3.4%, in 2014 compared to 2013.

Insurers generally are not subject to state income or franchise taxes. However, in lieu thereof, a premium tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. The Company’s noninsurance subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company’s total tax burden at the state level for the title insurance and services segment is composed of a combination of premium taxes and state income taxes. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for the years ended December 31, 2015 and 2014 and 1.3% for the year ended December 31, 2013.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margins were 10.2%, 8.7% and 7.6% for the years ended December 31, 2015, 2014 and 2013, respectively.

Specialty Insurance

	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums	$380,264	$353,812	$329,194	$26,452	7.5	$24,618	7.5
Information and other	3,180	2,260	1,652	920	40.7	608	36.8
Net investment income	8,850	7,288	7,342	1,562	21.4	(54)	(0.7)
Net realized investment gains	1,463	5,306	1,425	(3,843)	(72.4)	3,881	272.4
	393,757	368,666	339,613	25,091	6.8	29,053	8.6
Expenses
Personnel costs	65,742	63,072	59,510	2,670	4.2	3,562	6.0
Other operating expenses	49,741	44,645	40,476	5,096	11.4	4,169	10.3
Provision for policy losses and other claims	227,211	196,901	186,895	30,310	15.4	10,006	5.4
Depreciation and amortization	4,775	4,978	4,865	(203)	(4.1)	113	2.3
Premium taxes	6,769	6,096	5,735	673	11.0	361	6.3
	354,238	315,692	297,481	38,546	12.2	18,211	6.1
Income before income taxes	$39,519	$52,974	$42,132	$(13,455)	(25.4)	$10,842	25.7
Margins	10.0%	14.4%	12.4%	(4.4)%	(30.6)	2.0%	16.1

Direct premiums increased $26.5 million, or 7.5%, in 2015 from 2014 and $24.6 million, or 7.5%, in 2014 from 2013. The increases were driven by higher premiums earned in the home warranty business and, to a lesser extent, higher premiums earned in the property and casualty business.  The increase in 2015 from 2014 in the home warranty business was in its real estate, direct to consumer and renewal channels and was driven by an increase in the number of home warranty residential service contracts issued.  The increase in 2014 from 2013 in the home warranty business was in its real estate, direct to consumer and renewal channels and was driven by an increase in the price charged for home warranty residential service contracts and an increase in the number of contracts issued.   The increases in the property and casualty business were primarily in its independent broker and direct channels.

Net investment income increased $1.6 million, or 21.4%, in 2015 from 2014 and was essentially flat in 2014 when compared to 2013.  The increase in 2015 from 2014 was primarily attributable to higher interest income from the investment portfolio due to a higher average yield and higher average balances in the specialty insurance segment’s debt securities portfolio in 2015 when compared to 2014.

Net realized investment gains for the specialty insurance segment totaled $1.5 million, $5.3 million and $1.4 million for 2015, 2014 and 2013, respectively, and were primarily from the sales of debt and equity securities.

Personnel costs and other operating expenses increased $7.8 million, or 7.2%, in 2015 from 2014 and $7.7 million, or 7.7%, in 2014 from 2013.  The increase in 2015 from 2014 was primarily related to higher corporate allocations for shared services support, higher offshore labor expense related to increased customer support activities associated with the increased volume in the home warranty business, and higher advertising expense in the home warranty business. The increase in 2014 from 2013 was primarily related to higher salary expense associated with higher average employee headcount during the current year related to increased volume in the home warranty business, higher incentive compensation related to higher revenue and profitability, higher production related expenses due to increased volumes, and increased amortization of deferred acquisition costs.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 56.5% in 2015, 53.3% in 2014 and 57.5% in 2013.  The increase in rate in 2015 from 2014 was primarily attributable to higher contract servicing costs due to an increase in the frequency of higher cost claims related to more severe weather conditions and less efficient claims management.  The efficiency of claims management was adversely impacted by the increased level of claims opened in 2015 as a result of the higher volume of home warranty residential service contracts outstanding in 2015 when compared to 2014.  The decrease in rate in 2014 from 2013 was primarily attributable to lower claims frequency and lower contract servicing costs due to milder weather conditions during the second and third quarters of 2014 when compared to the respective quarters of 2013.  The rate in 2014 also benefited from an improvement in claims management in 2014 when compared to 2013.

The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 66.4% in 2015, 60.1% in 2014 and 55.4% in 2013. The increase in rate in 2015 from 2014 was primarily attributable to wildfires in northern California, hail storms in New Mexico, and an increase in the severity of claims, partially offset by a decrease in the frequency of claims.  The increase in rate in 2014 from 2013 was primarily attributable to higher claims severity and frequency.  2014 was impacted by the severe winter weather experienced in the first quarter and the California wildfires that occurred during the second quarter.

Premium taxes as a percentage of specialty insurance segment premiums were 1.8% in 2015 and 1.7% in 2014 and 2013.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pre-tax margins were 10.0%, 14.4% and 12.4% for 2015, 2014 and 2013, respectively.

Corporate

	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Net investment (losses) income	$(5,387)	$5,504	$8,556	$(10,891)	(197.9)	$(3,052)	(35.7)
Net realized investment (losses) gains	(568)	911	4,452	(1,479)	(162.3)	(3,541)	(79.5)
	(5,955)	6,415	13,008	(12,370)	(192.8)	(6,593)	(50.7)
Expenses
Personnel costs	37,301	34,545	48,960	2,756	8.0	(14,415)	(29.4)
Other operating expenses	25,976	26,528	27,264	(552)	(2.1)	(736)	(2.7)
Depreciation and amortization	462	2,799	3,095	(2,337)	(83.5)	(296)	(9.6)
Interest	27,014	17,981	15,278	9,033	50.2	2,703	17.7
	90,753	81,853	94,597	8,900	10.9	(12,744)	(13.5)
Loss before income taxes	$(96,708)	$(75,438)	$(81,589)	$(21,270)	(28.2)	$6,151	7.5

Net investment losses totaled $5.4 million in 2015 and net investment income totaled $5.5 million and $8.6 million in 2014 and 2013, respectively. The change in net investment income for all three years is primarily attributable to fluctuations in earnings on investments associated with the Company’s deferred compensation plan.  Net investment losses for 2015 were impacted by a one-time non-cash charge of $4.0 million, recorded during the first quarter of 2015, related to the investments associated with the Company’s deferred compensation plan. Net investment income for 2013 included impairment losses recognized on investments accounted for using the equity method of $2.0 million.

Net realized investment losses totaled $0.6 million in 2015 and were primarily attributable to the impairment of a non-marketable investment accounted for using the cost method. Net realized investment gains totaled $0.9 million and $4.5 million in 2014 and 2013, respectively, and were attributable to the sale of non-marketable investments accounted for using the cost method.

Corporate personnel costs and other operating expenses were $63.3 million, $61.1 million and $76.2 million in 2015, 2014 and 2013, respectively. The increase for 2015 was primarily attributable to increased expense related to the Company’s defined benefit pension and supplemental benefit plans, partially offset by decreased expense related to the Company’s deferred compensation plan.  The decrease for 2014 was primarily attributable to decreased expense associated with the Company’s defined benefit pension, supplemental benefit and deferred compensation plans.

Depreciation and amortization expense was $0.5 million, $2.8 million and $3.1 million in 2015, 2014 and 2013, respectively.  The decrease in 2015 was due to a noncompete asset that was fully amortized during 2014.

Interest expense increased $9.0 million in 2015 from 2014 and $2.7 million in 2014 from 2013. Interest expense increased in both 2015 and 2014 primarily due to the Company’s issuance of $300.0 million of debt in November 2014.  Interest expense related to intercompany notes payable to the title insurance and services and specialty insurance segments was $0.4 million, $1.5 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the consolidated financial statements. The Company’s inter-segment eliminations were not material for the years ended December 31, 2015, 2014 and 2013.

Income Taxes

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	Year ended December 31,
	2015		2014		2013
	(in thousands, except percentages)
Taxes calculated at federal rate	$151,468	35.0%	$122,696	35.0%	$108,748	35.0%
State taxes, net of federal benefit	4,581	1.1	2,891	0.8	11,480	3.7
Change in liability for tax positions	1,094	0.3	412	0.1	3,537	1.1
Foreign income taxed at different rates	(7,111)	(1.6)	(6,091)	(1.7)	8,567	2.8
Foreign tax credits	(1,710)	(0.4)	(2,184)	(0.6)	(5,640)	(1.8)
Other items, net	(4,427)	(1.1)	(1,379)	(0.4)	(3,048)	(1.0)
	$143,895	33.3%	$116,345	33.2%	$123,644	39.8%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 33.3% for 2015, 33.2% for 2014 and 39.8% for 2013. The differences in the effective tax rates were primarily due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax income and changes in the ratio of permanent differences to income before income taxes. In addition, the tax rate for 2014 reflected non-recurring tax benefits resulting from certain adjustments to the Company’s state and non-U.S. tax accounts.  The 2015 rate includes a benefit for the release of valuation allowances previously provided against certain foreign net operating losses and other deferred tax assets.

Net Income and Net Income Attributable to the Company

Net income and per share information are summarized as follows:

	2015	2014	2013
	(in thousands, except per share amounts)
Net income	$288,870	$234,215	$187,064
Less: Net income attributable to noncontrolling interests	784	681	697
Net income attributable to the Company	$288,086	$233,534	$186,367
Net income per share attributable to the Company’s stockholders:
Basic	$2.65	$2.18	$1.74
Diluted	$2.62	$2.15	$1.71
Weighted-average common shares outstanding:
Basic	108,427	106,884	106,991
Diluted	109,826	108,688	109,102

See Note 12 Earnings Per Share to the consolidated financial statements for further discussion of earnings per share.

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

Cash provided by operating activities amounted to $551.3 million, $360.6 million and $378.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, after claim payments, net of recoveries, of $476.5 million, $469.8 million and $479.3 million, respectively. The principal nonoperating uses of cash and cash equivalents for the year ended December 31, 2015 were purchases of debt and equity securities, capital expenditures and dividends to common stockholders. The principal nonoperating uses of cash and cash equivalents for the year ended December 31, 2014 were purchases of debt and equity securities, repayment of debt, business acquisitions, capital expenditures and dividends to common stockholders. The principal nonoperating uses of cash and cash equivalents for the year ended December 31, 2013 were purchases of debt and equity securities, repayment of debt, capital expenditures, purchase of Company shares and payment of dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the year ended December 31, 2015 were proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The most significant nonoperating sources of cash and cash equivalents for the year ended December 31, 2014 were proceeds from the sales and maturities of debt and equity securities, increases in the deposit balances at the Company’s banking operations, proceeds from the issuance of debt and paydowns and net proceeds related to the sale of loans receivable. The most significant nonoperating sources of cash and cash equivalents for the year ended December 31, 2013 were proceeds from the sales and maturities of debt and equity securities, increases in the deposit balances at the Company’s banking operations, proceeds from the issuance of debt and paydowns of loans receivable. The net effect of all activities on total cash and cash equivalents was a decrease of $162.8 million, and increases of $355.2 million and $164.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments.  In January 2016, the Company’s board of directors approved a first quarter cash dividend of 26 cents per common share. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, industry practice, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.9 million remained as of December 31, 2015. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the year ended December 31, 2015 and as of December 31, 2015, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.1 million. In January 2016, the Company repurchased and retired 14 thousand shares of its common stock for a total purchase price of $454 thousand.

The Company completed acquisitions in 2015 for an aggregate purchase price of $32.3 million.

Holding company.     First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of December 31, 2015, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries in 2016, without prior approval from applicable regulators, was $547.9 million. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of December 31, 2015, the holding company’s sources of liquidity included $289.8 million of cash and cash equivalents and $700.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.      The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $700.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes. At December 31, 2015, the Company had no outstanding borrowings under the facility.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2015, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During 2015, the Company financed securities for funds received totaling $47.2 million under these agreements. As of December 31, 2015, no amounts remained outstanding under these agreements.

Notes and contracts payable as a percentage of total capitalization was 17.5% and 18.6% at December 31, 2015 and 2014, respectively. Notes and contracts payable are further described in Note 9 Notes and Contracts Payable to the consolidated financial statements.

Investment portfolio.     The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of December 31, 2015, 93% of the Company’s investment portfolio consisted of fixed income securities, of which 65% were United States government-backed or rated AAA and 95% were rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from S&P, DBRS, Inc., Fitch Ratings, Inc. and Moody’s. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s investment portfolio at December 31, 2015, see Note 3 Debt and Equity Securities to the consolidated financial statements.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Capital expenditures.    Capital expenditures primarily consist of capitalized software development costs, additions to property and equipment, additions to title plants and purchases of real estate data. Capital expenditures were $127.6 million, $99.4 million and $87.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The increase in 2015 from 2014 primarily reflected increased spending in 2015 on software, real estate data, title plants and property and equipment. The increase in software in 2015 was mainly driven by the Company’s effort to comply with the Consumer Financial Protection Bureau’s TILA-RESPA integrated disclosure rule. The increase in 2014 from 2013 primarily related to increased spending in 2014 on software, real estate data and title plants, partially offset by lower spending in 2014 on property and equipment.

Contractual obligations.    A summary of the Company’s contractual obligations at December 31, 2015, by due date, is as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Notes and contracts payable	$585,102	$5,018	$10,075	$8,105	$561,904
Interest on notes and contracts payable	205,760	26,342	51,882	50,988	76,548
Operating leases	314,525	82,684	116,113	61,588	54,140
Deposits	2,699,015	2,699,015	—	—	—
Claim losses	983,880	247,153	215,915	146,294	374,518
Pension and supplemental benefit plans	555,384	37,963	68,107	64,729	384,585
	$5,343,666	$3,098,175	$462,092	$331,704	$1,451,695

The timing of claim payments is estimated and is not set contractually. Nonetheless, based on historical claims experience, the Company anticipates the above payment patterns. Changes in future claim settlement patterns, judicial decisions, legislation, economic conditions and other factors could affect the timing and amount of actual claim payments. The timing and amount of payments in connection with pension and supplemental benefit plans are based on the Company’s current estimate and require the use of significant assumptions. Changes in significant assumptions could affect the amount and timing of pension and supplemental benefit plan payments. See Note 13 Employee Benefit Plans to the consolidated financial statements for additional discussion of management’s significant assumptions. The Company is not able to reasonably estimate the timing of payments, or the amount by which the liability for the Company’s uncertain tax positions will increase or decrease over time; therefore the liability of $23.8 million has not been included in the contractual obligations table. See Note 11 Income Taxes to the consolidated financial statements for additional discussion of the Company’s liability for uncertain tax positions.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $6.6 billion and $6.3 billion at December 31, 2015 and 2014, respectively, of which $2.6 billion and $2.2 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.0 billion at December 31, 2015 and 2014. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions and, as a result, the Company has ongoing programs for realizing economic benefits with various financial institutions. The results from these programs are included in the consolidated financial statements as income or a reduction in expense, as appropriate, based on the nature of the arrangement and benefit received.

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.8 billion and $2.4 billion at December 31, 2015 and 2014, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

At December 31, 2015 and 2014, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $8.2 million and $8.9 million, respectively. The guarantee arrangements relate to promissory notes and other contracts that contingently require the Company to make payments to the guaranteed party upon the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential obligation under these guarantees totaled $8.2 million and $8.9 million at December 31, 2015 and 2014, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its consolidated balance sheets related to these guarantees at December 31, 2015 and 2014.

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

The Company’s exposure to interest rate changes primarily results from the Company’s significant portfolio of fixed income securities and from its financing activities. In general, the fair value of fixed income securities increases or decreases inversely with changes in market interest rates.  The Company also considers its investments in preferred stock, which are tied to interest rates, to be exposed to interest rate risk.  The fair values of the Company’s fixed income portfolio at December 31, 2015 and 2014 were $4.3 billion and $3.5 billion, respectively.  One means of assessing the exposure of the Company’s fixed income portfolio to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical parallel and instantaneous shift in interest rates across all maturities.  Under this model, with all other factors held constant, the Company estimates that increases in interest rates of 100 and 200 basis points could cause the fair value of its fixed income portfolio (including investments in preferred stock) at December 31, 2015 to decrease by approximately $150.0 million, or 3.5%, and $292.0 million, or 6.8%, respectively, and at December 31, 2014 to decrease by approximately $110.0 million, or 3.2%, and $217.0 million, or 6.2%, respectively.

With respect to floating rate debt, the Company is primarily exposed to the effects of changes in prevailing interest rates through its variable rate credit facility and its interest bearing escrow deposit liabilities.  As of December 31, 2015 and 2014, the Company had no outstanding borrowings under its credit facility.  Assuming the full utilization of available funds under the facility of $700.0 million at December 31, 2015 and 2014, and assuming that the borrowings were outstanding for the entire year, increases of 50 and 100 basis points in the prevailing interest rate on the Company’s credit facility would result in increases in interest expense of $3.5 million and $7.0 million for 2015 and 2014, respectively.

The Company’s interest bearing escrow deposit liabilities totaled $2.1 billion and $2.0 billion at December 31, 2015 and 2014, respectively.  These variable rate customer savings accounts are subject to market rate fluctuations.  Weighted average interest rates for 2015 and 2014 were 0.10% and 0.11%, respectively. Assuming increases in interest rates of 25 and 50 basis points and the deposit amounts at December 31, 2015 and 2014 are held constant for the entire year, interest expense for 2015 would be higher by $5.2 million and $10.4 million, respectively, and 2014 would be higher by $4.9 million and $9.8 million, respectively.

Equity Price Risk

The Company is also subject to equity price risk related to its equity securities portfolio. The fair value of the Company’s equity securities portfolio (excluding preferred stock of $15.5 million) was $305.8 million and $386.9 million as of December 31, 2015 and 2014, respectively.  Assuming broad-based declines in equity market prices of 10% and 20%, with all other factors constant, the fair value of the Company’s equity securities at December 31, 2015 could decrease by $30.6 million and $61.2 million, respectively, and at December 31, 2014 could decrease by $38.7 million and $77.4 million, respectively.

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

The Company holds a large concentration in U.S. government agency securities, including agency mortgage-backed securities. In the event of discontinued U.S. government support of its federal agencies, material credit risk could be observed in the portfolio. The Company views that scenario as unlikely but possible. The federal government currently is considering various alternatives to reform the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). The nature and timing of the reforms is unknown, however, the federal government reiterated its commitment to ensuring that Fannie Mae and Freddie Mac have sufficient capital to perform under any guarantees issued now, or in the future, and the ability to meet any of their debt obligations.

The Company’s overall investment securities portfolio maintains an average credit quality of AA. For further information on the credit quality of the Company’s investment portfolio at December 31, 2015, see Note 3 Debt and Equity Securities to the consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

First American Financial Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of First American Financial Corporation and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Los Angeles, California

February 19, 2016

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$1,027,321	$1,190,080
Accounts and accrued income receivable, less allowances of $31,552 and $34,662	256,731	276,610
Income taxes receivable	1,067	5,547
Investments:
Deposits with banks	23,224	21,445
Debt securities, includes pledged securities of $122,441 and $120,742	4,279,347	3,450,252
Equity securities	321,285	402,412
Other investments	161,177	159,783
	4,785,033	4,033,892
Property and equipment, net	409,973	395,287
Title plants and other indexes	554,923	530,589
Deferred income taxes	22,020	19,712
Goodwill	964,342	959,945
Other intangible assets, net	48,114	55,812
Other assets	184,827	198,626
	$8,254,351	$7,666,100
LIABILITIES AND EQUITY
Deposits	$2,699,015	$2,332,714
Accounts payable and accrued liabilities:
Accounts payable	55,798	26,264
Personnel costs	180,793	184,994
Pension costs and other retirement plans	459,873	477,763
Other	179,623	165,084
	876,087	854,105
Deferred revenue	207,929	202,764
Reserve for known and incurred but not reported claims	983,880	1,011,780
Income taxes payable	7,576	6,228
Deferred income taxes	133,097	95,128
Notes and contracts payable	585,102	587,337
	5,492,686	5,090,056
Commitments and contingencies (Notes 17 and 19)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares;
Outstanding—109,098 shares and 107,541 shares	1	1
Additional paid-in capital	2,150,813	2,109,712
Retained earnings	846,691	662,310
Accumulated other comprehensive loss	(239,003)	(199,106)
Total stockholders’ equity	2,758,502	2,572,917
Noncontrolling interests	3,163	3,127
Total equity	2,761,665	2,576,044
	$8,254,351	$7,666,100

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Direct premiums and escrow fees	$2,310,047	$2,052,242	$2,132,831
Agent premiums	2,098,265	1,867,402	2,061,404
Information and other	673,138	657,197	662,736
Net investment income	100,553	71,041	89,895
Net realized investment (losses) gains	(6,547)	30,067	9,211
	5,175,456	4,677,949	4,956,077
Expenses:
Personnel costs	1,594,935	1,435,628	1,488,997
Premiums retained by agents	1,656,722	1,472,066	1,637,561
Other operating expenses	820,969	807,634	841,523
Provision for policy losses and other claims	491,092	450,023	530,356
Depreciation and amortization	85,596	85,597	74,916
Premium taxes	64,269	57,194	56,715
Interest	29,108	19,247	15,301
	4,742,691	4,327,389	4,645,369
Income before income taxes	432,765	350,560	310,708
Income taxes	143,895	116,345	123,644
Net income	288,870	234,215	187,064
Less: Net income attributable to noncontrolling interests	784	681	697
Net income attributable to the Company	$288,086	$233,534	$186,367
Net income per share attributable to the Company’s stockholders:
Basic	$2.65	$2.18	$1.74
Diluted	$2.62	$2.15	$1.71
Cash dividends declared per share	$1.00	$0.84	$0.48
Weighted-average common shares outstanding:
Basic	108,427	106,884	106,991
Diluted	109,826	108,688	109,102

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$288,870	$234,215	$187,064
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	(27,312)	19,638	(30,665)
Foreign currency translation adjustment	(36,822)	(16,694)	(13,650)
Pension benefit adjustment	24,223	(56,496)	49,324
Total other comprehensive income (loss), net of tax	(39,911)	(53,552)	5,009
Comprehensive income	248,959	180,663	192,073
Less: Comprehensive income attributable to noncontrolling interests	770	691	694
Comprehensive income attributable to the Company	$248,189	$179,972	$191,379

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2012	107,239	$1	$2,111,605	$387,015	$(150,556)	$2,348,065	$3,704	$2,351,769
Net income for 2013	—	—	—	186,367	—	186,367	697	187,064
Dividends on common shares	—	—	—	(51,324)	—	(51,324)	—	(51,324)
Purchase of Company shares	(2,951)	—	(64,606)	—	—	(64,606)	—	(64,606)
Shares issued in connection with share-based compensation plans	1,612	—	9,232	(1,294)	—	7,938	—	7,938
Share-based compensation expense	—	—	22,301	—	—	22,301	—	22,301
Net activity related to noncontrolling interests	—	—	(704)	—	—	(704)	(1,204)	(1,908)
Other comprehensive income (Note 18)	—	—	—	—	5,012	5,012	(3)	5,009
Balance at December 31, 2013	105,900	1	2,077,828	520,764	(145,544)	2,453,049	3,194	2,456,243
Net income for 2014	—	—	—	233,534	—	233,534	681	234,215
Dividends on common shares	—	—	—	(89,939)	—	(89,939)	—	(89,939)
Shares issued in connection with share-based compensation plans	1,641	—	12,506	(2,049)	—	10,457	—	10,457
Share-based compensation expense	—	—	19,302	—	—	19,302	—	19,302
Net activity related to noncontrolling interests	—	—	76	—	—	76	(758)	(682)
Other comprehensive income (loss) (Note 18)	—	—	—	—	(53,562)	(53,562)	10	(53,552)
Balance at December 31, 2014	107,541	1	2,109,712	662,310	(199,106)	2,572,917	3,127	2,576,044
Net income for 2015	—	—	—	288,086	—	288,086	784	288,870
Dividends on common shares	—	—	—	(108,524)	—	(108,524)	—	(108,524)
Shares issued in connection with share-based compensation plans	1,557	—	16,769	(2,201)	—	14,568	—	14,568
Share-based compensation expense	—	—	24,339	—	—	24,339	—	24,339
Net activity related to noncontrolling interests	—	—	(7)	—	—	(7)	(734)	(741)
Other	—	—	—	7,020	—	7,020	—	7,020
Other comprehensive income (loss) (Note 18)	—	—	—	—	(39,897)	(39,897)	(14)	(39,911)
Balance at December 31, 2015	109,098	$1	$2,150,813	$846,691	$(239,003)	$2,758,502	$3,163	$2,761,665

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$288,870	$234,215	$187,064
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	491,092	450,023	530,356
Depreciation and amortization	85,596	85,597	74,916
Amortization of premiums and accretion of discounts on debt securities, net	28,403	24,579	26,782
Excess tax benefits from share-based compensation	(9,526)	(6,856)	(6,202)
Net realized investment losses (gains)	6,547	(30,067)	(9,211)
Share-based compensation	24,339	19,302	22,301
Equity in earnings of affiliates, net	(7,800)	16,545	(5,316)
Dividends from equity method investments	9,601	5,002	11,552
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(476,492)	(469,750)	(479,310)
Net change in income tax accounts	52,543	45,872	2,589
(Increase) decrease in accounts and accrued income receivable	(7,477)	(9,950)	23,645
Increase (decrease) in accounts payable and accrued liabilities	36,679	(15,003)	5,318
Increase in deferred revenue	5,519	10,333	20,102
Other, net	23,429	795	(26,114)
Cash provided by operating activities	551,323	360,637	378,472
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of acquisitions/dispositions	(26,682)	(163,320)	(5,837)
Net (increase) decrease in deposits with banks	(4,392)	4,211	4,747
Purchases of debt and equity securities	(2,123,817)	(1,969,009)	(1,532,710)
Proceeds from sales of debt and equity securities	630,914	928,386	621,255
Proceeds from maturities of debt securities	655,078	373,969	488,684
Net change in other investments	1,077	8,025	6,443
Net proceeds from sale of loans receivable	—	42,284	—
Net paydowns on loans receivable	—	23,926	33,597
Capital expenditures	(123,697)	(97,222)	(87,142)
Proceeds from sale of property and equipment	17,099	12,058	5,807
Cash used for investing activities	(974,420)	(836,692)	(465,156)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	366,301	647,857	281,739
Net proceeds from issuance of debt	—	594,477	249,144
Repayment of debt	(5,244)	(325,110)	(168,205)
Net activity related to noncontrolling interests	(741)	(682)	(1,894)
Excess tax benefits from share-based compensation	9,526	6,856	6,202
Net proceeds in connection with share-based compensation plans	5,042	3,601	1,736
Purchase of Company shares	—	—	(64,606)
Cash dividends	(108,524)	(89,939)	(51,324)
Cash provided by financing activities	266,360	837,060	252,792
Effect of exchange rate changes on cash	(6,022)	(5,762)	(1,800)
Net (decrease) increase in cash and cash equivalents	(162,759)	355,243	164,308
Cash and cash equivalents—Beginning of year	1,190,080	834,837	670,529
Cash and cash equivalents—End of year	$1,027,321	$1,190,080	$834,837
SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$29,212	$17,327	$10,827
Premium taxes	$57,367	$58,148	$54,629
Income taxes, less refunds of $2,546, $13,925 and $1,329	$89,062	$72,028	$120,313

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

Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and reflect the consolidated operations of the Company. The consolidated financial statements include the accounts of First American Financial Corporation and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method. Investments in affiliates in which the Company does not exercise significant influence over the investee are accounted for under the cost method.

Reclassifications, revisions and out-of-period adjustments

Certain 2014 and 2013 amounts have been reclassified to conform to the 2015 presentation.

During the fourth quarter of 2015, the Company reclassified certain revenues and expenses related to closing protection letters and temporary labor costs.  The Company made comparable reclassifications to its consolidated statements of income for the years ended December 31, 2014 and 2013 to conform to the 2015 presentation. The impact to the Company’s title insurance and services segment included decreases to direct premiums and escrow fees and increases to agent premiums of $25.8 million and $16.5 million, increases to personnel costs of $23.9 million and $42.2 million, increases to premiums retained by agents of $1.2 million and $0.8 million, and decreases to other operating expenses of $25.1 million and $43.0 million for the years ended December 31, 2014 and 2013, respectively.  The impact to the Company’s specialty insurance segment included increases to personnel costs and decreases to other operating expenses of $1.0 million and $1.2 million for the years ended December 31, 2014 and 2013, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also, during the fourth quarter of 2015, the Company identified certain non-risk based revenues included within direct premiums and escrow fees that should have been reflected in information and other.  To correct for this error, these revenues were reclassified from direct premiums and escrow fees to information and other. The Company has revised its consolidated statements of income for the years ended December 31, 2014 and 2013 to conform to the 2015 presentation. The impact to the Company’s title insurance and services segment included a decrease to direct premiums and escrow fees and an increase to information and other of $37.2 million and $35.1 million for the years ended December 31, 2014 and 2013, respectively.

During 2014, the Company identified and recorded adjustments to correct for certain errors in foreign currency translation and transactions in prior periods. These adjustments resulted in an increase to other operating expenses of $5.0 million.

The Company does not consider these adjustments to be material, individually or in the aggregate, to any previously issued consolidated financial statements.

Use of estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the statements. Actual results could differ from the estimates and assumptions used.

Cash equivalents

The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted for statutory deposit or premium reserve requirements.

Accounts and accrued income receivable

Accounts and accrued income receivable are generally due within thirty days and are recorded net of an allowance for doubtful accounts. The Company considers accounts outstanding longer than the contractual payment terms as past due. The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to the Company and the condition of the general economy and industry as a whole. Amounts are charged off in the period in which they are deemed to be uncollectible.

Investments

Deposits with banks

Deposits with banks are short-term investments with initial maturities of generally more than 90 days.

Debt and equity securities

Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, foreign governments, various U.S. and foreign corporations, certain state and political subdivisions and mortgage-backed securities.

The Company maintains investments in debt securities in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits. At December 31, 2015 and 2014, the fair value of such investments totaled $122.4 million and $120.7 million, respectively. See Note 2 Statutory Restrictions on Investments and Stockholders’ Equity for additional discussion of the Company’s statutory restrictions.

Equity securities are carried at fair value and consist primarily of investments in exchange traded funds, mutual funds and marketable common and preferred stocks of corporate entities.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company classifies its publicly traded debt and equity securities as available-for-sale with unrealized gains or losses recorded as a component of accumulated other comprehensive loss. See Note 14 Fair Value Measurements for additional discussion of the determination of fair value. Interest income, as well as the related amortization of premium and accretion of discount, on debt securities is recognized under the effective yield method and included in the accompanying consolidated statements of income in net investment income. Realized gains and losses on sales of debt and equity securities are determined on a first-in, first-out basis.

The Company evaluates its debt and equity securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value.

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2015, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

As a result of the Company’s security-level review, the Company recognized $2.2 million and $1.7 million of other-than-temporary impairment losses considered to be credit related on its debt securities for the years ended December 31, 2015 and 2014, respectively. The Company did not recognize any other-than-temporary impairment losses considered to be credit related in 2013. It is possible that the Company could recognize additional other-than-temporary impairment losses on securities it owns at December 31, 2015 if future events or information cause it to determine that a decline in fair value is other-than-temporary.

The following table presents the change in the credit portion of the other-than-temporary impairments recognized in earnings on debt securities for which a portion of the other-than-temporary impairments related to other factors was recognized in other comprehensive income (loss) for the years ended December 31, 2015, 2014 and 2013.

	December 31,
	2015	2014	2013
	(in thousands)
Cumulative credit loss on debt securities held at beginning of period	$18,179	$16,478	$16,478
Addition to credit loss for which an other-than-temporary impairment was previously recognized	—	1,701	—
Accumulated losses on securities that matured or were sold during the year	(18,179)	—	—
Cumulative credit loss on debt securities held at end of period	$—	$18,179	$16,478

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When a decline in the fair value of an equity security, including common and preferred stock, is considered to be other-than-temporary, such security is written down to its fair value. When assessing if a decline in fair value is other-than-temporary, the factors considered include the length of time and extent to which fair value has been below cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security, the seniority of the securities, issuer-specific news and other developments, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes (including the outlook for industry sectors, which includes government policy initiatives) and the Company’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

When an equity security has been in an unrealized loss position and its fair value is less than 80% of cost for twelve consecutive months, the Company’s review of the security includes the above noted factors as well as other evidence that might exist supporting the view that the security will recover its value in the foreseeable future, typically within the next twelve months. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company did not record other-than-temporary impairment losses related to its equity securities for the years ended December 31, 2015, 2014 and 2013.

Other investments

Other investments consist primarily of investments in affiliates, which are accounted for under either the equity method or the cost method of accounting, investments in real estate and notes receivable.

The carrying value of investments in affiliates is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In making the determination as to whether an individual investment in an affiliate is impaired, the Company assesses the current and expected financial condition of each relevant entity, including, but not limited to, the anticipated ability of the entity to make its contractually required payments to the Company (with respect to debt obligations to the Company), the results of valuation work performed with respect to the entity, the entity’s anticipated ability to generate sufficient cash flows and the market conditions in the industry in which the entity is operating. The Company recognized impairment losses on equity method investments in affiliates of $2.0 million, $22.5 million and $7.8 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Property and equipment

Buildings and furniture and equipment are initially recorded at cost and are generally depreciated using the straight-line method over estimated useful lives of 5 to 40 years and 1 to 15 years, respectively.  Leasehold improvements are initially recorded at cost and are amortized over the lesser of the remaining term of the respective lease or the estimated useful life, using the straight-line method. Computer software is acquired or developed for internal use and for use with the Company’s products and is amortized over estimated useful lives of 1 to 15 years using the straight-line method. Software development costs, which include capitalized interest costs and certain payroll-related costs of employees directly associated with developing software, in addition to incremental payments to third parties, are capitalized from the time technological feasibility is established until the software is ready for use.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. If the undiscounted cash flow analysis indicates that the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying amount over its fair value. The Company recognized impairment losses on software of $10.9 million, $1.2 million and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Title plants and other indexes

Title plants and other indexes at December 31, 2015 included title plants of $528.7 million and capitalized real estate data of $26.2 million, and at December 31, 2014 included title plants of $514.6 million and capitalized real estate data of $16.0 million. Title plants are carried at original cost, with the costs of daily maintenance (updating) charged to expense as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes its title plants at least annually for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. Capitalized real estate data is carried at cost, less amortization. Capitalized real estate data is amortized using the straight-line method over estimated useful lives of 3 to 15 years.

Business Combinations

Amounts paid for acquisitions are allocated to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair value at the date of acquisition. The excess of the fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition.

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

The quantitative impairment test for goodwill utilizes a variety of valuation techniques, all of which require the Company to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes multiple cash flow scenarios that reflect a range of possible outcomes and an appropriate discount rate. The use of comparative market multiples (the “market approach”) compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. In assessing the fair value, the Company utilizes the results of the valuations (including the market approach to the extent comparables are available) and considers the range of fair values determined under all methods and the extent to which the fair value exceeds the carrying amount of the reporting unit.

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

The Company elected to perform qualitative assessments for 2015, 2014 and 2013, the results of which supported the conclusion that the fair values of the Company’s reporting units were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary.  As a result of these assessments, the Company did not record any goodwill impairment losses for 2015, 2014 or 2013.

Other intangible assets

The Company’s finite-lived intangible assets consist of customer relationships, noncompete agreements, trademarks and patents. These assets are amortized on a straight-line basis over their useful lives ranging from 1 to 20 years and are subject to impairment assessments when there is an indication of a triggering event or abandonment. The Company’s indefinite-lived other intangible assets consist of licenses which are not amortized but rather assessed for impairment by comparing the fair values to carrying amounts at least annually, and when an indicator of potential impairment has occurred.

Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. If the undiscounted cash flow analysis indicates that the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying amount over its fair value. Management’s impairment assessment for indefinite-lived other intangible assets may involve calculating the fair value by using a discounted cash flow analysis or through a market approach valuation. If the fair value exceeds its carrying amount, the asset is not considered impaired and no additional analysis is required. However, if the carrying amount is greater than the fair value, an impairment loss is recorded equal to the excess.

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

The process of assessing the loss provision rate and the resulting IBNR reserve involves evaluation of the results of an in-house actuarial review. The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by in-house claims and operations personnel. Current economic and business trends are also reviewed and used in the reserve analysis. These include conditions in the real estate and mortgage markets, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience. Results from the analysis include, but are not limited to, a range of IBNR reserve estimates and a single point estimate for IBNR as of the balance sheet date.

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

The volume and timing of title insurance claims are subject to cyclical influences from real estate and mortgage markets. Title policies issued to lenders constitute a large portion of the Company’s title insurance volume. These policies insure lenders against losses on mortgage loans due to title defects in the collateral property. Even if an underlying title defect exists that could result in a claim, often, the lender must realize an actual loss, or at least be likely to realize an actual loss, for title insurance liability to exist. As a result, title insurance claims exposure is sensitive to lenders’ losses on mortgage loans, and is affected in turn by external factors that affect mortgage loan losses, particularly macroeconomic factors.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for the most recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $103.2 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

Revenues

Premiums on title policies issued directly by the Company are recognized on the effective date of the title policy and escrow fees are recorded upon close of the escrow.

Premiums on home warranty contracts and property and casualty insurance policies are generally recognized ratably over the 12-month duration of the contract or policy.

Revenues from title policies issued by independent agents are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.

Information and other revenues primarily consist of revenues generated from fees associated with title search and related reports, title and other real property records and images, other non-insured settlement services, and risk mitigation products and services.  For those products and services that are delivered at a point in time and for which there is no ongoing obligation, revenue is recognized upon delivery.  For those products and services that are delivered at a point in time and for which there is an ongoing obligation, and for products and services where delivery occurs over time, revenue is recognized ratably over the duration of the contract.

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

The Company recognizes the effect of income tax positions only if sustaining those positions is considered more likely than not. Changes in recognition or measurement of uncertain tax positions are reflected in the period in which a change in judgment occurs. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.

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

Employee benefit plans

The Company recognizes the overfunded or underfunded status of its defined benefit pension and supplemental benefit plans as an asset or liability on its consolidated balance sheets and recognizes changes in the funded status in the year in which changes occur, through accumulated other comprehensive loss. The funded status is measured as the difference between the fair value of plan assets and benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for the other postretirement plans). Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost previously are recorded as a component of accumulated other comprehensive loss. Plan assets and obligations are measured annually as of December 31.

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

Foreign currency

The Company operates in other countries, including Canada, the United Kingdom, Australia and various other established and emerging markets. The functional currencies of the Company’s foreign subsidiaries are generally their respective local currencies. The financial statements of foreign subsidiaries with local currencies that were determined to be the functional currency are translated into U.S. dollars as follows: assets and liabilities at the exchange rate as of the balance sheet date, equity at the historical rates of exchange, and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. For those foreign subsidiaries where the U.S. dollar has been determined to be the functional currency, non-monetary foreign currency assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with remeasurement gains and losses included in other operating expenses. Gains and losses resulting from foreign currency transactions are included within other operating expenses.

Reinsurance

The Company assumes and cedes large title insurance risks through reinsurance. Additionally, the Company’s property and casualty insurance business purchases reinsurance to limit risk associated with large losses from single events. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer. The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss. The primary insurer generally remains liable to its insured for the total risk, but is reinsured under the terms of the reinsurance agreement. The amount of premiums assumed and ceded is recorded as a component of direct premiums and escrow fees on the Company’s consolidated statements of income. The total amount of premiums assumed and ceded in connection with reinsurance was less than 1.0% of consolidated premium and escrow fees for each of the three years in the period ended December 31, 2015. During the year ended December 31, 2015 the Company realized recoveries of $23.8 million on reinsured losses related to a large commercial title claim for which the Company recorded a receivable of $25.0 million at December 31, 2014.  A receivable of $2.0 million related to this large commercial claim, which the Company expects to collect during 2016, was included in the Company’s consolidated balance sheet in accounts and accrued income receivable at December 31, 2015. Payments and recoveries on reinsured losses for the Company’s title insurance and property and casualty businesses were immaterial during the years ended December 31, 2014 and 2013.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Escrow deposits and trust assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $6.6 billion and $6.3 billion at December 31, 2015 and 2014, respectively, of which $2.6 billion and $2.2 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.0 billion at December 31, 2015 and 2014. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions and, as a result, the Company has ongoing programs for realizing economic benefits with various financial institutions. The results from these programs are included in the consolidated financial statements as income or a reduction in expense, as appropriate, based on the nature of the arrangement and benefit received.

Like-kind exchanges

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.8 billion and $2.4 billion at December 31, 2015 and 2014, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Recently Adopted Accounting Pronouncements:

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

Pending Accounting Pronouncements:

In September 2015, the FASB issued updated guidance intended to simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for those adjustments. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015 and applies prospectively to adjustments made to provisional amounts that occur after the effective date of this guidance with early adoption permitted for financial statements that have not been issued. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2015, the FASB issued updated guidance relating to the Securities and Exchange Commission Staff Announcement at the June 18, 2015 Emerging Issues Task Force meeting on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements.  The updated guidance allows for the deferral and presentation of debt issuance costs as an asset which may be amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any related outstanding borrowings. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In May 2015, the FASB issued updated disclosure guidance related to short-duration contracts issued by insurance entities.  The updated guidance is intended to increase the transparency of significant estimates made in measuring liabilities for unpaid claims and claim adjustment expenses and to provide additional insight into an insurance entity’s ability to underwrite and anticipate costs associated with claims. The updated guidance is effective for annual reporting periods beginning after December 15, 2015 and for interim periods within annual periods beginning after December 15, 2016, with early adoption permitted. Except for the disclosure requirements, the Company does not expect the adoption of this guidance to impact its consolidated financial statements.

In May 2015, the FASB issued updated guidance intended to eliminate the diversity in practice surrounding how investments measured at net asset value under the practical expedient with future redemption dates have been categorized in the fair value hierarchy.  Under the updated guidance, investments for which fair value is measured at net asset value per share using the practical expedient should no longer be categorized in the fair value hierarchy. The updated guidance requires retrospective adoption for all periods presented and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Except for the disclosure requirements, the Company does not expect the adoption of this guidance to impact its consolidated financial statements.

In April 2015, the FASB issued updated guidance intended to clarify the accounting treatment for cloud computing arrangements that include software licenses. Under the updated guidance, if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued updated guidance intended to simplify, and provide consistency to, the presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

NOTE 2.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments totaling $127.1 million and $133.0 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2015 and 2014, respectively.

Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. As of December 31, 2015, under such regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries in 2016, without prior approval from applicable regulators, was $547.9 million.

The Company’s principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), maintained total statutory capital and surplus of $1.1 billion and $978.7 million as of December 31, 2015 and 2014, respectively. Statutory net income for the years ended December 31, 2015, 2014 and 2013 was $191.8 million, $393.1 million and $199.1 million, respectively. FATICO was in compliance with the minimum statutory capital and surplus requirements as of December 31, 2015.

FATICO, which was previously domiciled in the state of California, redomesticated to Nebraska effective July 1, 2014.  FATICO’s statutory-based financial statements were prepared in accordance with accounting practices prescribed or permitted by the Nebraska Department of Insurance for the years ended December 31, 2015 and 2014.  The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures Manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the state of Nebraska. The state of Nebraska has adopted certain prescribed accounting practices that differ from those found in the NAIC SAP. Specifically, the timing of amounts released from the statutory premium reserve under Nebraska’s required practice differs from NAIC SAP resulting in total statutory capital and surplus that was lower by $61.7 million and $11.7 million at December 31, 2015 and 2014, respectively, than if reported in accordance with NAIC SAP. Additionally, for the years ended December 31, 2015 and 2014, the state of Nebraska granted a permitted accounting practice to FATICO that differs from Nebraska’s prescribed accounting practices; specifically, the determination to not record a bulk reserve within the known claims reserve resulting in total statutory capital and surplus that was higher by $58.9 million and $8.2 million at December 31, 2015 and 2014, respectively, than if reported in accordance with Nebraska’s required practice.

Statutory accounting principles differ in some respects from GAAP, and these differences include, but are not limited to, non-admission of certain assets (principally limitations on deferred tax assets, capitalized furniture and other equipment, premiums and other receivables 90 days past due and assets acquired in connection with claim settlements other than real estate or mortgage loans secured by real estate), reporting of bonds at amortized cost, amortization of goodwill, deferral of premiums received as statutory premium reserve, supplemental reserve (if applicable) and exclusion of the incurred but not reported claims reserve.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Debt and Equity Securities:

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized cost	Gross unrealized		Estimated fair value
(in thousands)		gains	losses
December 31, 2015
U.S. Treasury bonds	$130,252	$421	$(1,301)	$129,372
Municipal bonds	692,000	12,640	(845)	703,795
Foreign government bonds	129,984	1,132	(1,015)	130,101
Governmental agency bonds	419,869	1,023	(2,801)	418,091
Governmental agency mortgage-backed securities	2,065,728	4,984	(15,039)	2,055,673
U.S. corporate debt securities	642,869	4,297	(12,483)	634,683
Foreign corporate debt securities	210,162	1,248	(3,778)	207,632
	$4,290,864	$25,745	$(37,262)	$4,279,347
December 31, 2014
U.S. Treasury bonds	$64,195	$968	$(181)	$64,982
Municipal bonds	577,703	10,981	(1,007)	587,677
Foreign government bonds	133,365	1,604	(31)	134,938
Governmental agency bonds	198,330	1,562	(2,018)	197,874
Governmental agency mortgage-backed securities	1,812,766	8,491	(9,095)	1,812,162
Non-agency mortgage-backed securities	15,949	1,306	(717)	16,538
U.S. corporate debt securities	446,630	7,483	(1,984)	452,129
Foreign corporate debt securities	183,528	1,681	(1,257)	183,952
	$3,432,466	$34,076	$(16,290)	$3,450,252

Investments in equity securities, classified as available-for-sale, are as follows:

	Cost	Gross unrealized		Estimated fair value
(in thousands)		gains	losses
December 31, 2015
Preferred stocks	$18,305	$420	$(3,258)	$15,467
Common stocks	307,429	13,103	(14,714)	305,818
	$325,734	$13,523	$(17,972)	$321,285
December 31, 2014
Preferred stocks	$14,976	$596	$(47)	$15,525
Common stocks	378,938	16,680	(8,731)	386,887
	$393,914	$17,276	$(8,778)	$402,412

Sales of debt and equity securities resulted in realized gains of $8.7 million, $34.1 million and $17.2 million and realized losses of $10.0 million, $9.1 million and $15.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized losses on investments in debt and equity securities are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2015
Debt securities:
U.S. Treasury bonds	$105,701	$(1,285)	$1,654	$(16)	$107,355	$(1,301)
Municipal bonds	133,465	(733)	13,190	(112)	146,655	(845)
Foreign government bonds	13,601	(890)	267	(125)	13,868	(1,015)
Governmental agency bonds	191,035	(2,497)	18,237	(304)	209,272	(2,801)
Governmental agency mortgage-backed securities	1,096,301	(9,424)	213,020	(5,615)	1,309,321	(15,039)
U.S. corporate debt securities	361,842	(11,272)	13,511	(1,211)	375,353	(12,483)
Foreign corporate debt securities	102,801	(2,725)	11,246	(1,053)	114,047	(3,778)
Total debt securities	2,004,746	(28,826)	271,125	(8,436)	2,275,871	(37,262)
Equity securities	191,248	(12,068)	31,974	(5,904)	223,222	(17,972)
Total	$2,195,994	$(40,894)	$303,099	$(14,340)	$2,499,093	$(55,234)
December 31, 2014
Debt securities:
U.S. Treasury bonds	$8,122	$(27)	$15,124	$(154)	$23,246	$(181)
Municipal bonds	137,755	(689)	19,625	(318)	157,380	(1,007)
Foreign government bonds	5,653	(31)	—	—	5,653	(31)
Governmental agency bonds	27,479	(88)	127,936	(1,930)	155,415	(2,018)
Governmental agency mortgage-backed securities	383,717	(1,612)	300,918	(7,483)	684,635	(9,095)
Non-agency mortgage-backed securities	—	—	5,611	(717)	5,611	(717)
U.S. corporate debt securities	141,636	(1,881)	8,191	(103)	149,827	(1,984)
Foreign corporate debt securities	57,005	(1,247)	1,492	(10)	58,497	(1,257)
Total debt securities	761,367	(5,575)	478,897	(10,715)	1,240,264	(16,290)
Equity securities	208,922	(8,587)	2,340	(191)	211,262	(8,778)
Total	$970,289	$(14,162)	$481,237	$(10,906)	$1,451,526	$(25,068)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in debt securities at December 31, 2015, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$25,982	$76,874	$11,875	$15,521	$130,252
Estimated fair value	$25,959	$76,462	$11,765	$15,186	$129,372
Municipal bonds
Amortized cost	$47,506	$298,071	$208,057	$138,366	$692,000
Estimated fair value	$47,580	$300,859	$213,119	$142,237	$703,795
Foreign government bonds
Amortized cost	$6,169	$110,707	$5,461	$7,647	$129,984
Estimated fair value	$6,199	$111,643	$5,464	$6,795	$130,101
Governmental agency bonds
Amortized cost	$31,778	$331,052	$28,156	$28,883	$419,869
Estimated fair value	$31,768	$329,700	$28,443	$28,180	$418,091
U.S. corporate debt securities
Amortized cost	$16,569	$298,860	$264,527	$62,913	$642,869
Estimated fair value	$16,711	$297,838	$259,775	$60,359	$634,683
Foreign corporate debt securities
Amortized cost	$13,340	$92,104	$90,555	$14,163	$210,162
Estimated fair value	$13,376	$91,836	$88,310	$14,110	$207,632
Total debt securities excluding mortgage-backed securities
Amortized cost	$141,344	$1,207,668	$608,631	$267,493	$2,225,136
Estimated fair value	$141,593	$1,208,338	$606,876	$266,867	$2,223,674
Total mortgage-backed securities
Amortized cost					$2,065,728
Estimated fair value					$2,055,673
Total debt securities
Amortized cost					$4,290,864
Estimated fair value					$4,279,347

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity because borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below outlines the composition of the investment portfolio, by credit rating, as of December 31, 2015:

	A- Ratings or higher		BBB+ to BBB- Ratings		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
December 31, 2015
Debt securities:
U.S. Treasury bonds	$129,372	100.0	$—	—	$—	—	$129,372	100.0
Municipal bonds	675,257	95.9	23,188	3.3	5,350	0.8	703,795	100.0
Foreign government bonds	121,975	93.8	7,187	5.5	939	0.7	130,101	100.0
Governmental agency bonds	418,091	100.0	—	—	—	—	418,091	100.0
Governmental agency mortgage-backed securities	2,055,673	100.0	—	—	—	—	2,055,673	100.0
U.S. corporate debt securities	293,413	46.2	167,292	26.4	173,978	27.4	634,683	100.0
Foreign corporate debt securities	113,182	54.5	52,912	25.5	41,538	20.0	207,632	100.0
Total debt securities	3,806,963	88.9	250,579	5.9	221,805	5.2	4,279,347	100.0
Preferred stocks	—	—	8,850	57.2	6,617	42.8	15,467	100.0
Total	$3,806,963	88.7	$259,429	6.0	$228,422	5.3	$4,294,814	100.0

The credit ratings in the above table reflect published ratings obtained from Standard & Poor’s Rating Services, DBRS, Inc., Fitch Ratings, Inc. and Moody’s Investor Services, Inc.  If a security was rated differently among the rating agencies, the lowest rating was selected. Governmental agency mortgage-backed securities are not rated by any of the ratings agencies; however, these securities have been included in the above table in the A- Ratings or higher category because the payments of principal and interest are guaranteed by the governmental agency that issued the security.

As of December 31, 2015, the estimated fair value of total debt securities included $117.8 million of bank loans, of which $111.4 million was non-investment grade; $99.0 million of high yield corporate debt securities, all of which was non-investment grade; and $44.3 million of emerging market debt securities, of which $6.1 million was non-investment grade.

The table below outlines the composition of the investment portfolio in an unrealized loss position, by credit rating, as of December 31, 2015:

	A- Ratings or higher		BBB+ to BBB- Ratings		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
December 31, 2015
Debt securities:
U.S. Treasury bonds	$107,355	100.0	$—	—	$—	—	$107,355	100.0
Municipal bonds	136,568	93.2	5,040	3.4	5,047	3.4	146,655	100.0
Foreign government bonds	5,824	42.0	7,105	51.2	939	6.8	13,868	100.0
Governmental agency bonds	209,272	100.0	—	—	—	—	209,272	100.0
Governmental agency mortgage-backed securities	1,309,321	100.0	—	—	—	—	1,309,321	100.0
U.S. corporate debt securities	134,224	35.8	112,373	29.9	128,756	34.3	375,353	100.0
Foreign corporate debt securities	40,094	35.2	38,891	34.1	35,062	30.7	114,047	100.0
Total debt securities	1,942,658	85.3	163,409	7.2	169,804	7.5	2,275,871	100.0
Preferred stocks	—	—	8,850	58.9	6,164	41.1	15,014	100.0
Total	$1,942,658	84.8	$172,259	7.5	$175,968	7.7	$2,290,885	100.0

The credit ratings in the above table reflect published ratings obtained from Standard & Poor’s Rating Services, DBRS, Inc., Fitch Ratings, Inc. and Moody’s Investor Services, Inc.  If a security was rated differently among the rating agencies, the lowest rating was selected. Governmental agency mortgage-backed securities are not rated by any of the ratings agencies; however, these securities have been included in the above table in the A- Ratings or higher category because the payments of principal and interest are guaranteed by the governmental agency that issued the security.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2015, the estimated fair value of total debt securities in an unrealized loss position included $87.3 million of bank loans, of which $82.9 million was non-investment grade; $75.8 million of high yield corporate debt securities, all of which was non-investment grade; and $39.1 million of emerging market debt securities, of which $6.1 million was non-investment grade.

NOTE 4.    Property and Equipment:

Property and equipment consists of the following:

	December 31,
	2015	2014
	(in thousands)
Land	$28,950	$29,700
Buildings	259,601	270,689
Furniture and equipment	205,641	186,237
Capitalized software	499,634	466,548
	993,826	953,174
Accumulated depreciation and amortization	(583,853)	(557,887)
	$409,973	$395,287

NOTE 5.    Goodwill:

A summary of the changes in the carrying amount of goodwill, by operating segment, for the years ended December 31, 2015 and 2014, is as follows:

	Title Insurance and Services	Specialty Insurance	Total
	(in thousands)
Balance as of December 31, 2013	$799,261	$46,765	$846,026
Acquisitions	121,252	—	121,252
Foreign currency translation	(5,554)	—	(5,554)
Other adjustments	(1,779)	—	(1,779)
Balance as of December 31, 2014	913,180	46,765	959,945
Acquisitions	13,430	—	13,430
Foreign currency translation	(9,033)	—	(9,033)
Balance as of December 31, 2015	$917,577	$46,765	$964,342

For further discussion about the Company’s acquisitions in 2015 and 2014, see Note 20 Business Combinations.

The Company’s goodwill impairment assessments for 2015, 2014 and 2013 did not indicate impairment to any of its reporting units. There is no accumulated impairment for goodwill as the Company has never recognized impairment to any of its reporting units.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Other Intangible Assets:

Other intangible assets consist of the following:

	December 31,
	2015	2014
	(in thousands)
Finite-lived intangible assets:
Customer relationships	$93,572	$94,850
Noncompete agreements	26,963	27,286
Trademarks	9,341	11,241
Patents	2,840	2,840
	132,716	136,217
Accumulated amortization	(101,479)	(97,282)
	31,237	38,935
Indefinite-lived intangible assets:
Licenses	16,877	16,877
	$48,114	$55,812

Amortization expense for finite-lived intangible assets was $9.3 million, $12.6 million and $12.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
2016	$8,186
2017	$7,040
2018	$4,601
2019	$3,807
2020	$2,257

NOTE 7.    Deposits:

Deposit accounts are summarized as follows:

	December 31,
	2015	2014
	(in thousands, except percentages)
Escrow accounts:
Interest bearing	$2,084,926	$1,962,351
Non-interest bearing	494,077	266,281
	2,579,003	2,228,632
Business checking and other deposits (1)	120,012	104,082
	$2,699,015	$2,332,714
Weighted average interest rate:
Escrow accounts	0.10%	0.11%

(1)	Business checking and other deposits primarily reflect non-interest bearing accounts.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of year	$1,011,780	$1,018,365	$976,462
Provision related to:
Current year	395,459	383,181	378,968
Prior years	95,633	66,842	151,388
	491,092	450,023	530,356
Payments, net of recoveries, related to:
Current year	209,845	196,656	182,653
Prior years	266,647	273,094	296,657
	476,492	469,750	479,310
Other	(42,500)	13,142	(9,143)
Balance at end of year	$983,880	$1,011,780	$1,018,365

Current year payments include $198.6 million, $174.4 million and $167.3 million in 2015, 2014 and 2013, respectively, that primarily relate to the Company’s specialty insurance segment. Prior year payments, net of recoveries, include $23.1 million, $23.2 million and $16.0 million in 2015, 2014 and 2013, respectively, that relate to the Company’s specialty insurance segment.

“Other” primarily includes foreign currency translation gains and losses, assets acquired in connection with claim settlements, and recoveries. Included for the year ended December 31, 2015, are recoveries of $23.8 million on reinsured losses related to a large commercial title claim. Payments and recoveries on reinsured losses for the Company’s title insurance and property and casualty businesses were immaterial during the years ended December 31, 2014 and 2013.

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 6.6%, 7.1% and 8.9% for the years ended December 31, 2015, 2014 and 2013, respectively.

The current year rate of 6.6% reflects an ultimate loss rate of 4.2% for the current policy year and a $93.1 million net increase in loss reserve estimates for prior policy years.  The increase in loss reserve estimates for prior policy years was primarily attributable to a change in methodology used by the Company’s internal actuary to estimate total ultimate losses.  Historically, the internal actuary’s model did not separate claims experience for large title claims from normal title claims activity.  A large title claim is defined as a title claim with a total ultimate loss in excess of $2.5 million.  With this change in methodology, the model now separates claims experience for large title claims from normal title claims activity when developing reserve estimates.  As a result, loss reserve estimates for prior policy years increased, primarily for policy years 2004 through 2007.  The change in methodology was implemented due to the increased frequency of large title claims experienced over the last several years and the volatility associated with the timing and severity of large title claims.  The Company accounted for this change in methodology as a change in accounting estimate.

As of December 31, 2015, the IBNR claims reserve for the title insurance and services segment was $844.4 million, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $719.5 million to $922.0 million. The range limits are $124.9 million below and $77.6 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The prior year rate of 7.1% reflected an ultimate loss rate of 5.3% for policy year 2014 and a net increase in loss reserve estimates for prior policy years of $64.1 million. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during 2014, primarily from domestic commercial policies.  The reserve strengthening associated with domestic commercial policies was $41.4 million and was primarily attributable to several large commercial claims, net of anticipated recoveries, mainly from mechanics liens, and primarily related to policy years 2003, 2005 and 2007.  Other factors, including a large international commercial claim from policy year 2004, also contributed to the net increase in loss reserve estimates for prior policy years.

The 2013 rate of 8.9% reflected an ultimate loss rate of 5.0% for policy year 2013 and a net increase in loss reserve estimates for prior policy years of $150.2 million. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during 2013, primarily from domestic lenders policies, commercial policies and the Company’s guaranteed valuation product offered in Canada.  The reserve strengthening associated with domestic lenders policies was $67.4 million and was primarily attributable to increased claims frequency for policy years 2004 through 2008.  The increased claims frequency was primarily due to mortgage lenders and servicers processing a large volume of foreclosures during 2013.  As foreclosure processing increases, lenders claims generally increase, because lenders claims typically come from foreclosures in which the lender suffers a loss.  At December 31, 2013, the Company expected the high level of foreclosure processing to continue in the near term as mortgage lenders and servicers worked through their foreclosure inventory.  The reserve strengthening associated with domestic lenders policies reflected these expectations.  The reserve strengthening associated with commercial policies was $38.8 million and was primarily attributable to several large commercial claims, mainly from mechanics liens, and primarily related to policy years 2007 and 2008.  The reserve strengthening associated with the guaranteed valuation product offered in Canada was $21.7 million and was primarily attributable to claims frequency exceeding the Company’s expectations during 2013.  The increase in frequency primarily related to policy years 2007 and 2010.

The projected ultimate loss ratios, as of December 31, 2015, for policy years 2015, 2014 and 2013 were 4.2%, 4.7% and 3.7%, respectively.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	December 31, 2015		December 31, 2014
Known title claims	$87,543	8.9%	$165,330	16.3%
Incurred but not reported claims	844,364	85.8%	802,069	79.3%
Total title claims	931,907	94.7%	967,399	95.6%
Non-title claims	51,973	5.3%	44,381	4.4%
Total loss reserves	$983,880	100.0%	$1,011,780	100.0%

The Company’s reserve for known title claims was $87.5 million at December 31, 2015, a decline of $77.8 million, or 47.0%, from the balance at December 31, 2014.  This decline is primarily attributable to settlement payments associated with certain large claims during the first quarter of 2015.  The reserve for known title claims associated with these claims recorded at December 31, 2014 was $56.0 million.  The Company paid $35.0 million, net of $21.0 million recovered through reinsurance, during the first quarter of 2015 to settle these claims.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    Notes and Contracts Payable:

	December 31,
	2015	2014
	(in thousands, except percentages)
4.60% senior unsecured notes due November 15, 2024, net of unamortized discount of $66 and $74 at December 31, 2015 and 2014, respectively, effective interest rate of 4.60%	$299,934	$299,926
4.30% senior unsecured notes due February 1, 2023, net of unamortized discount of $680 and $760 at December 31, 2015 and 2014, respectively, effective interest rate of 4.35%	249,320	249,240
Trust deed notes with maturities through 2023, collateralized by land and buildings with a net book value of $50,514 and $52,414 at December 31, 2015 and 2014, respectively, weighted-average interest rate of 5.34% and 5.39%, at December 31, 2015 and 2014, respectively	30,308	34,420
Other notes and contracts payable with maturities through 2032, weighted-average interest rate of 4.21% and 5.30% at December 31, 2015 and 2014, respectively	5,540	3,751
	$585,102	$587,337

The weighted-average interest rate for the Company’s notes and contracts payable was 4.51% and 4.52% at December 31, 2015 and 2014, respectively.

The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $700.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes. At December 31, 2015, the Company had no outstanding borrowings under the facility.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2015, the Company was in compliance with the financial covenants under the credit agreement.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate annual maturities for notes and contracts payable for the next five years and thereafter, are as follows:

Year	Annual maturities
(in thousands)
2016	$5,018
2017	5,493
2018	4,582
2019	4,234
2020	3,871
Thereafter	561,904
$585,102

NOTE 10.    Net Investment Income:

The components of net investment income are as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Interest:
Cash equivalents and deposits with banks	$3,822	$4,471	$3,694
Debt securities	76,822	56,373	47,226
Other investments	1,841	1,213	2,009
Loans receivable	—	3,755	5,474
Dividends on equity securities	11,751	11,961	11,776
Equity in earnings of affiliates, net	7,800	(16,545)	5,316
Other	314	10,488	14,400
Total investment income	102,350	71,716	89,895
Investment expenses (1)	(1,797)	(675)	—
Net investment income	$100,553	$71,041	$89,895

(1)	Investment expenses include fees paid to third party investment managers, which the Company began utilizing in 2014.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    Income Taxes:

For the years ended December 31, 2015, 2014 and 2013, domestic and foreign pretax income from continuing operations before noncontrolling interests was $383.5 million and $49.3 million, $301.8 million and $48.8 million, and $286.2 million and $24.5 million, respectively.

Income taxes are summarized as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$94,036	$87,189	$86,406
State	3,636	4,751	7,887
Foreign	10,589	812	24,331
	108,261	92,752	118,624
Deferred:
Federal	33,446	15,594	8,937
State	3,413	(304)	9,774
Foreign	(1,225)	8,303	(13,691)
	35,634	23,593	5,020
	$143,895	$116,345	$123,644

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	Year ended December 31,
	2015		2014		2013
	(in thousands, except percentages)
Taxes calculated at federal rate	$151,468	35.0%	$122,696	35.0%	$108,748	35.0%
State taxes, net of federal benefit	4,581	1.1	2,891	0.8	11,480	3.7
Change in liability for tax positions	1,094	0.3	412	0.1	3,537	1.1
Foreign income taxed at different rates	(7,111)	(1.6)	(6,091)	(1.7)	8,567	2.8
Foreign tax credits	(1,710)	(0.4)	(2,184)	(0.6)	(5,640)	(1.8)
Other items, net	(4,427)	(1.1)	(1,379)	(0.4)	(3,048)	(1.0)
	$143,895	33.3%	$116,345	33.2%	$123,644	39.8%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 33.3% for 2015, 33.2% for 2014 and 39.8% for 2013. The differences in the effective tax rates were primarily due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax income and changes in the ratio of permanent differences to income before income taxes. In addition, the tax rate for 2014 reflected non-recurring tax benefits resulting from certain adjustments to the Company’s state and non-U.S. tax accounts.  The 2015 rate includes a benefit for the release of valuation allowances previously provided against certain foreign net operating losses and other deferred tax assets.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax liability are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Deferred revenue	$11,639	$9,887
Employee benefits	77,994	74,068
Bad debt reserves	14,943	15,253
Investments in affiliates	—	13,670
Loss reserves	3,062	2,507
Pension	105,398	120,401
Net operating loss carryforward	15,541	23,727
Securities	6,128	—
Foreign tax credit	1,769	2,184
Other	7,904	8,712
	244,378	270,409
Valuation allowance	(6,729)	(15,706)
	237,649	254,703
Deferred tax liabilities:
Depreciable and amortizable assets	304,632	284,532
Claims and related salvage	40,901	36,653
Investments in affiliates	3,193	—
Securities	—	8,934
	348,726	330,119
Net deferred tax liability	$111,077	$75,416

The exercise of stock options and vesting of RSUs represent a tax benefit that has been reflected as a reduction of taxes payable and an increase to equity. The benefits recorded were $9.5 million and $6.9 million for the years ended December 31, 2015 and 2014, respectively.

In connection with the Company’s June 2010 spin-off from its prior parent, which subsequently assumed the name CoreLogic, Inc. (“CoreLogic”), it entered into a tax sharing agreement which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At December 31, 2015 and 2014, the Company had a net payable to CoreLogic of $36.5 million and $35.1 million, respectively, related to tax matters prior to the spin-off. This amount is included in the Company’s consolidated balance sheets in accounts payable and accrued liabilities. The increase during the current year was primarily the result of an additional accrual for tax matters prior to the spin-off.

At December 31, 2015, the Company had available a foreign tax credit carryover of $1.8 million.  The Company expects to utilize these credits within the carryover period.

At December 31, 2015, the Company had available net operating loss carryforwards for income tax purposes totaling $92.9 million, consisting of federal, state and foreign losses of $0.4 million, $38.8 million and $53.7 million, respectively.  Of the aggregate net operating losses, $28.0 million have an indefinite expiration and the remaining $64.9 million expire at various times beginning in 2016. The Company carries a valuation allowance of $6.7 million against its deferred tax assets.  Of this amount, $5.7 million relates to net operating losses; the remaining $1.0 million relates to other foreign deferred tax assets.  The year-over-year decrease in the overall valuation allowance is primarily due to the release of valuation allowances previously provided against certain foreign net operating losses and other deferred tax assets.

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

As of December 31, 2015 and 2014, U.S. taxes were not provided for on the cumulative earnings of the Company’s foreign subsidiaries of $155.7 million and $132.8 million, respectively, as the Company has invested or expects to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if the Company determines that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. It is not practicable to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation; however, foreign tax credits may be available to reduce federal income taxes in the event of distribution.

As of December 31, 2015, 2014 and 2013, the liability for income taxes associated with uncertain tax positions was $23.8 million, $24.1 million and $47.8 million, respectively. The net decreases in the liabilities during 2015 and 2014 were primarily attributable to activity related to examinations conducted by various taxing authorities. The net decrease in the liability during 2013 was primarily attributable to the Company’s effective settlement of a prior year tax return position. The liabilities could be reduced by $3.4 million as of December 31, 2015 and 2014, and by $32.6 million as of December 31, 2013, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes. The net amounts of $20.4 million, $20.7 million and $15.2 million as of December 31, 2015, 2014 and 2013, respectively, if recognized, would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 is as follows:

	December 31,
	2015	2014	2013
	(in thousands)
Unrecognized tax benefits—opening balance	$24,100	$47,800	$47,900
Gross decreases—prior period tax positions	(800)	(24,100)	(600)
Gross increases—current period tax positions	500	400	500
Unrecognized tax benefits—ending balance	$23,800	$24,100	$47,800

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2015, 2014 and 2013, the Company had accrued $9.7 million, $8.9 million and $4.7 million, respectively, of interest and penalties (net of tax benefits of $4.1 million, $3.7 million and $1.9 million, respectively) related to uncertain tax positions.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. During 2015, the Company concluded U.S. federal income tax examinations for calendar years 2010 and 2011.  No material adjustments resulted from these examinations.  The Company is generally no longer subject to U.S. federal, state and non-U.S. income tax examinations by taxing authorities for years prior to 2005.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company records a liability for potential tax assessments based on its estimate of the potential exposure. New tax laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent the Company’s estimates differ from actual payments or assessments, income tax expense is adjusted. The Company’s income tax returns in several jurisdictions are being examined by various tax authorities. The Company believes that adequate amounts of tax and related interest, if any, from any adjustments that may result from these examinations have been provided for.

NOTE 12.    Earnings Per Share:

The computation of basic and diluted earnings per share is as follows:

	2015	2014	2013
	(in thousands, except per share data)
Numerator
Net income attributable to the Company	$288,086	$233,534	$186,367
Less: dividends and undistributed earnings allocated to unvested RSUs	321	514	324
Net income allocated to common stockholders	$287,765	$233,020	$186,043
Denominator
Basic weighted-average shares	108,427	106,884	106,991
Effect of dilutive employee stock options and RSUs	1,399	1,804	2,111
Diluted weighted-average shares	109,826	108,688	109,102
Net income per share attributable to the Company’s stockholders
Basic	$2.65	$2.18	$1.74
Diluted	$2.62	$2.15	$1.71

For the years ended December 31, 2015, 2014 and 2013, 6 thousand, 133 thousand and 11 thousand, respectively, of stock options and RSUs were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.    Employee Benefit Plans:

The First American Financial Corporation 401(k) Savings Plan (the “Savings Plan”) allows for employee-elective contributions up to the maximum amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability, as well as the contributions of participants. Effective July 1, 2015, participants in the Savings Plan can no longer make additional investments in common stock of the Company. The Savings Plan held 3,129,000 shares and 3,528,000 shares of the Company’s common stock, representing 2.9% and 3.3% of the Company’s total common shares outstanding at December 31, 2015 and 2014, respectively.

The Company maintains a deferred compensation plan for certain employees that allows participants to defer up to 100% of their salary, commissions and certain bonuses. Participants can allocate their deferrals among a variety of investment crediting options (known as “deemed investments”). The term deemed investments means that the participant has no ownership interest in the funds they select; the funds are only used to measure the gains or losses that will be attributed to each participant’s deferral account over time. Participants can elect to have their deferral balance paid out while they are still employed or after their employment ends. The deferred compensation plan is exempt from most provisions of the Employee Retirement Income Security Act (“ERISA”) because it is only available to a select group of management and highly compensated employees and is not a qualified employee benefit plan. To preserve the tax-deferred savings advantages of a nonqualified deferred compensation plan, federal law requires that it be unfunded or informally funded. Participant deferrals, and any earnings on those deferrals, are general unsecured obligations of the Company. The Company informally funds the deferred compensation plan through a tax-advantaged investment known as variable universal life insurance. Deferred compensation plan assets are held as an asset of the Company within a special trust, called a “Rabbi Trust.” At December 31, 2015 and 2014, the value of the assets in the Rabbi Trust of $73.1 million and $78.6 million, respectively, and the unfunded liabilities of $76.3 million and $76.4 million, respectively, were included in the consolidated balance sheets in other assets and pension costs and other retirement plans, respectively.

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

The principal components of employee benefit plan expenses are as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Expense:
Savings plan	$37,326	$16,333	$10,458
Defined benefit pension plans	18,611	13,465	20,975
Unfunded supplemental benefit plans	17,373	14,614	16,673
Other plans, net	3,812	9,259	15,479
	$77,122	$53,671	$63,585

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the benefit obligations, assets and funded status associated with the Company’s defined benefit pension and supplemental benefit plans:

	December 31,
	2015		2014
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$450,667	$262,137	$382,035	$226,458
Service costs	—	1,560	—	1,315
Interest costs	17,537	10,207	18,644	10,536
Plan amendment	(4,775)	—	—	—
Actuarial (gains) losses	(25,583)	(11,835)	76,164	37,281
Benefits paid	(21,430)	(13,409)	(26,176)	(13,453)
Projected benefit obligation at end of year	416,416	248,660	450,667	262,137
Change in plan assets:
Fair value of plan assets at beginning of year	339,365	—	313,469	—
Actual (losses) returns on plan assets	(9,620)	—	24,400	—
Contributions	21,672	13,409	27,672	13,453
Benefits paid	(21,430)	(13,409)	(26,176)	(13,453)
Fair value of plan assets at end of year	329,987	—	339,365	—
Reconciliation of funded status:
Unfunded status of the plans	$(86,429)	$(248,660)	$(111,302)	$(262,137)
Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$(86,429)	$(248,660)	$(111,302)	$(262,137)
Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial loss	$202,087	$99,023	$219,081	$120,642
Unrecognized prior service (credit) cost	(4,775)	(20,785)	15	(24,964)
	$197,312	$78,238	$219,096	$95,678
Accumulated benefit obligation at end of year	$416,416	$248,660	$450,667	$262,137

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Expense:
Service costs	$1,560	$1,315	$1,915
Interest costs	27,744	29,180	26,861
Expected return on plan assets	(21,802)	(20,850)	(18,776)
Amortization of net actuarial loss	32,645	22,587	32,033
Amortization of prior service credit	(4,163)	(4,153)	(4,385)
	$35,984	$28,079	$37,648

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net actuarial loss and prior service credit for the defined benefit pension and supplemental benefit plans expected to be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year include an expense of $28.2 million and a credit of $4.8 million, respectively.

Weighted-average actuarial assumptions used to determine costs for the plans for the years ended December 31, 2015 and 2014, were as follows:

	December 31,
	2015	2014
Defined benefit pension plans
Discount rate	4.07%	4.97%
Rate of return on plan assets	6.50%	6.50%
Unfunded supplemental benefit plans
Discount rate	4.00%	4.80%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans at December 31, 2015 and 2014, were as follows:

	December 31,
	2015	2014
Defined benefit pension plans
Discount rate	4.31%	4.07%
Unfunded supplemental benefit plans
Discount rate	4.33%	4.00%

The discount rate assumption used for the Company’s benefit plans reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

At December 31, 2015, the Company elected to change the method it uses to estimate the interest and service components of net periodic cost for its defined benefit pension and supplemental benefit plans, which will impact the estimate of net periodic cost beginning in 2016.  The Company will utilize a full yield curve approach in the estimation of these components by applying the specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows. Previously, the Company estimated the interest and service cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.  This change compared to the previous method will impact the interest and service components of net periodic cost in future periods.  The Company made this change to provide a more precise measurement of interest and service costs by improving the correlation between projected benefit cash flows to the corresponding spot yield curve rates.  This change does not affect the measurement of the total benefit obligation as the change in the interest and service costs is offset in net actuarial gains and losses.  The impact to interest and service costs is not expected to be significant.  The Company will account for this change prospectively as a change in accounting estimate.

Assumptions for the expected long-term rate of return on assets of the defined benefit pension plans are based on future expectations for returns for each asset class based on the calculated market-related value of plan assets and the effect of periodic target asset allocation rebalancing, adjusted for the payment of reasonable expenses of the plan from plan assets. The expected long-term rate of return on assets was selected from within a reasonable range of rates determined by (1) historical actual and expected returns for the asset classes and (2) projections of inflation over the long-term period during which benefits are payable to plan participants. The Company believes the assumptions are appropriate based on the investment mix and long-term nature of the plan’s investments. The use of expected long-term returns on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns, and therefore result in a pattern of income and cost recognition that more closely matches the pattern of the services provided by the employees.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has an investment policy which governs the management of, and strategy for, assets of the plan. The policy’s investment objective is to increase the pension plan’s funding status such that the plan becomes fully funded on a plan termination basis by taking progressively less risk through aligning a greater percentage of plan assets with plan liabilities as the plan becomes more fully funded.

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

Asset allocation targets, based on settlement funded status, are as follows:

Settlement funded status	Return seeking assets	Liability tracking assets
100.0%	0%	100%
97.5%	15%	85%
95.0%	30%	70%
92.5%	40%	60%
90.0%	50%	50%
87.5%	60%	40%
85.0%	70%	30%
Below 85.0%	85%	15%

A summary of the defined benefit pension plan’s asset allocations are as follows:

	December 31,
	2015	2014
Asset category
Cash and cash equivalents	1.1%	0.3%
Equities	57.2%	45.5%
Fixed income funds	39.3%	32.5%
Balanced funds	—	19.4%
Other	2.4%	2.3%

The Company expects to make cash contributions to its defined benefit and unfunded supplemental benefit plans of $23.4 million and $14.6 million, respectively, during 2016.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Benefit payments for all plans, which reflect expected future service, as appropriate, are expected to be made as follows:

Year	(in thousands)
2016	$42,890
2017	$43,985
2018	$44,920
2019	$44,935
2020	$44,701
Five years thereafter	$223,753

The Company categorizes its defined benefit pension plan assets, carried at fair value, using a three-level hierarchy for fair value measurements. See Note 14 Fair Value Measurements for a more in-depth discussion on the fair value hierarchy and a description for each level.

The following table presents the fair value of the Company’s defined benefit pension plan assets as of December 31, 2015 and 2014:

December 31, 2015	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$3,621	$3,621	$—	$—
Equities (a)	129,633	83,675	45,958	—
Fixed income funds (b)	188,801	116,204	72,597	—
Other (d)	7,932	—	—	7,932
	$329,987	$203,500	$118,555	$7,932

December 31, 2014	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$1,101	$1,101	$—	$—
Equities (a)	154,279	101,304	52,975	—
Fixed income funds (b)	110,405	59,507	50,898	—
Balanced funds (c)	65,856	—	65,856	—
Other (d)	7,724	—	—	7,724
	$339,365	$161,912	$169,729	$7,724

(a) Investments in passively managed index funds, actively managed mutual funds with holdings in domestic and international equities, and investments in domestic equities. These investments are valued at the closing price reported on the major market on which the individual securities are traded or the Net Asset Value (“NAV”) provided by the administrator of the fund.

(b) Investments in passively managed index funds and actively managed mutual funds with holdings in domestic and foreign corporate bonds, foreign government bonds, mortgage-backed securities, and other fixed income instruments. These investments are valued using matrix pricing models and quoted prices of the securities in active markets.

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

Typical inputs and assumptions to pricing models used to value the Company’s U.S. Treasury bonds, municipal bonds, foreign government bonds, governmental agency bonds, governmental agency mortgage-backed securities and U.S. and foreign corporate debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes and prepayment speeds. Non-agency mortgage-backed securities and certain corporate debt securities were not actively traded and there were fewer observable inputs available requiring the use of more judgment in determining their fair values, which resulted in their classification as Level 3.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity securities

The fair values of equity securities, including preferred and common stocks, were based on quoted market prices for identical assets that are readily and regularly available in an active market.

The following table presents the fair values of the Company’s assets, measured on a recurring basis, as of December 31, 2015 and 2014:

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2015
Assets:
Debt securities:
U.S. Treasury bonds	$129,372	$—	$129,372	$—
Municipal bonds	703,795	—	703,795	—
Foreign government bonds	130,101	—	130,101	—
Governmental agency bonds	418,091	—	418,091	—
Governmental agency mortgage- backed securities	2,055,673	—	2,055,673	—
U.S. corporate debt securities	634,683	—	591,116	43,567
Foreign corporate debt securities	207,632	—	201,060	6,572
	4,279,347	—	4,229,208	50,139
Equity securities:
Preferred stocks	15,467	15,467	—	—
Common stocks	305,818	305,818	—	—
	321,285	321,285	—	—
Total assets	$4,600,632	$321,285	$4,229,208	$50,139

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Debt securities:
U.S. Treasury bonds	$64,982	$—	$64,982	$—
Municipal bonds	587,677	—	587,677	—
Foreign government bonds	134,938	—	134,938	—
Governmental agency bonds	197,874	—	197,874	—
Governmental agency mortgage- backed securities	1,812,162	—	1,812,162	—
Non-agency mortgage-backed securities	16,538	—	—	16,538
U.S. corporate debt securities	452,129	—	452,129	—
Foreign corporate debt securities	183,952	—	183,952	—
	3,450,252	—	3,433,714	16,538
Equity securities:
Preferred stocks	15,525	15,525	—	—
Common stocks	386,887	386,887	—	—
	402,412	402,412	—	—
Total assets	$3,852,664	$402,412	$3,433,714	$16,538

There were no transfers between levels during the years ended December 31, 2015 and 2014. Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a summary of the changes in the fair values of Level 3 assets measured on a recurring basis for the years ended December 31, 2015 and 2014:

(in thousands)		December 31, 2015			December 31, 2014
	U.S. corporate debt securities	Foreign corporate debt securities	Non-agency mortgage-backed securities	Total	Non-agency mortgage-backed securities
Fair value at beginning of period	$—	$—	$16,538	$16,538	$19,022
Net realized and unrealized gains (losses):
Included in earnings	(77)	(5)	(1,015)	(1,097)	(1,701)
Included in other comprehensive income (loss)	(839)	(113)	(589)	(1,541)	1,225
Purchases	47,612	7,307	—	54,919	—
Sales	(960)	(381)	(14,934)	(16,275)	—
Settlements	(2,169)	(236)	—	(2,405)	(2,008)
Fair value at end of period	$43,567	$6,572	$—	$50,139	$16,538
Unrealized gains (losses) included in earnings for the period relating to Level 3 assets that were still held at the end of the period:
Net other-than-temporary impairment losses	$(75)	$—	$—	$(75)	$(1,701)

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2015 and 2014:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2015
Assets:
Cash and cash equivalents	$1,027,321	$1,027,321	$1,027,321	$—	$—
Deposits with banks	$23,224	$23,211	$1,103	$22,108	$—
Notes receivable, net	$5,866	$5,791	$—	$—	$5,791
Liabilities:
Deposits	$2,699,015	$2,699,015	$2,699,015	$—	$—
Notes and contracts payable	$585,102	$590,970	$—	$583,893	$7,077

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Cash and cash equivalents	$1,190,080	$1,190,080	$1,190,080	$—	$—
Deposits with banks	$21,445	$21,540	$4,068	$17,472	$—
Notes receivable, net	$6,130	$3,930	$—	$—	$3,930
Liabilities:
Deposits	$2,332,714	$2,332,714	$2,332,714	$—	$—
Notes and contracts payable	$587,337	$595,087	$—	$588,542	$6,545

NOTE 15.    Share-Based Compensation Plans:

The First American Financial Corporation 2010 Incentive Compensation Plan (the “Incentive Compensation Plan”), effective May 28, 2010, permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares and other stock-based awards. Eligible participants in the Incentive Compensation Plan include the Company’s directors and officers, as well as other employees. At December 31, 2015, 5.2 million shares of common stock remain available to be issued from either authorized and unissued shares or previously issued shares acquired by the Company, subject to certain annual limits based on the type of award granted. The Incentive Compensation Plan terminates 10 years from the effective date unless cancelled prior to that date by the Company’s board of directors.

The First American Financial Corporation 2010 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the option to purchase common stock of the Company at 85% of the lower of the closing price on either the first or last day of each quarterly offering period. There were 335,000 and 354,000 shares issued in connection with this plan for the years ended December 31, 2015 and 2014, respectively. At December 31, 2015, there were 3.1 million shares reserved for future issuances.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents compensation expense associated with the Company’s share-based compensation plans:

	2015	2014	2013
	(in thousands)
Expense:
Restricted stock units	$21,761	$17,197	$20,827
Stock options	271	271	8
Employee stock purchase plan	2,307	1,834	1,466
	$24,339	$19,302	$22,301

The following table summarizes RSU activity for the year ended December 31, 2015:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2014	2,337	$21.21
Granted during 2015	801	$34.68
Vested during 2015	(1,047)	$18.96
Forfeited during 2015	(31)	$28.96
RSUs unvested at December 31, 2015	2,060	$27.47

As of December 31, 2015, there was $23.2 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.6 years. The fair value of RSUs is generally based on the market value of the Company’s shares on the date of grant. The total fair value of shares vested and not distributed for the years ended December 31, 2015, 2014 and 2013 was $3.3 million, $3.2 million and $4.3 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2015:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2014	686	$20.18
Exercised during 2015	(554)	$18.40
Balance at December 31, 2015	132	$27.66	8.0 years	$1,091
Vested and expected to vest at December 31, 2015	132	$27.66	8.0 years	$1,091
Exercisable at December 31, 2015	66	$27.66	8.0 years	$545

As of December 31, 2015, there was $0.5 million of total unrecognized compensation cost related to unvested stock options of the Company that is expected to be recognized over a weighted-average period of 2.0 years.

Total intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013 was $9.7 million, $7.0 million and $6.0 million, respectively. This intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.    Stockholders’ Equity:

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.9 million remained as of December 31, 2015. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the year ended December 31, 2015 and as of December 31, 2015, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.1 million. In January 2016, the Company repurchased and retired 14 thousand shares of its common stock for a total purchase price of $454 thousand.

NOTE 17.    Commitments and Contingencies:

Lease commitments

The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company pay insurance and taxes.

Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of December 31, 2015 are as follows:

(in thousands)
Year
2016	$82,684
2017	67,031
2018	49,082
2019	35,537
2020	26,051
Thereafter	54,140
$314,525

Total rental expense for all operating leases and month-to-month rentals was $93.3 million, $93.5 million and $94.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Other commitments and guarantees

At December 31, 2015 and 2014, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $8.2 million and $8.9 million, respectively. The guarantee arrangements relate to promissory notes and other contracts that contingently require the Company to make payments to the guaranteed party upon the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential obligation under these guarantees totaled $8.2 million and $8.9 million at December 31, 2015 and 2014, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its consolidated balance sheets related to these guarantees at December 31, 2015 and 2014.

The Company also guarantees the obligations of certain of its subsidiaries. These obligations are included in the Company’s consolidated balance sheets as of December 31, 2015 and 2014.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    Accumulated Other Comprehensive Income (Loss) (“AOCI”):

The following table presents a summary of the changes in each component of AOCI for the years ended December 31, 2015, 2014 and 2013:

	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2012	$21,938	$9,924	$(182,408)	$(150,546)
Change in unrealized gains (losses) on securities	(50,191)	—	—	(50,191)
Change in foreign currency translation adjustment	—	(13,650)	—	(13,650)
Net actuarial gain	—	—	53,080	53,080
Amortization of net actuarial loss	—	—	32,033	32,033
Amortization of prior service credit	—	—	(4,385)	(4,385)
Tax effect	19,526	—	(31,404)	(11,878)
Balance at December 31, 2013	(8,727)	(3,726)	(133,084)	(145,537)
Change in unrealized gains (losses) on securities	31,118	—	—	31,118
Change in foreign currency translation adjustment	—	(16,694)	—	(16,694)
Net actuarial loss	—	—	(109,924)	(109,924)
Amortization of net actuarial loss	—	—	22,587	22,587
Amortization of prior service credit	—	—	(4,153)	(4,153)
Tax effect	(11,480)	—	34,994	23,514
Balance at December 31, 2014	10,911	(20,420)	(189,580)	(199,089)
Change in unrealized gains (losses) on securities	(42,205)	—	—	(42,205)
Change in foreign currency translation adjustment	—	(36,822)	—	(36,822)
Net actuarial gain	—	—	10,743	10,743
Amortization of net actuarial loss	—	—	32,645	32,645
Amortization of prior service credit	—	—	(4,163)	(4,163)
Tax effect	14,893	—	(15,002)	(109)
Balance at December 31, 2015	$(16,401)	$(57,242)	$(165,357)	$(239,000)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of AOCI allocated to the Company and noncontrolling interests at December 31, 2015, 2014 and 2013, are as follows:

	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
2015
Allocated to the Company	$(16,404)	$(57,242)	$(165,357)	$(239,003)
Allocated to noncontrolling interests	3	—	—	3
Balance at December 31, 2015	$(16,401)	$(57,242)	$(165,357)	$(239,000)
2014
Allocated to the Company	$10,894	$(20,420)	$(189,580)	$(199,106)
Allocated to noncontrolling interests	17	—	—	17
Balance at December 31, 2014	$10,911	$(20,420)	$(189,580)	$(199,089)
2013
Allocated to the Company	$(8,734)	$(3,726)	$(133,084)	$(145,544)
Allocated to noncontrolling interests	7	—	—	7
Balance at December 31, 2013	$(8,727)	$(3,726)	$(133,084)	$(145,537)

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2015, 2014 and 2013:

	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
	(in thousands)
Year ended December 31, 2015
Pretax change before reclassifications	$(46,601)	$(36,822)	$10,743	$(72,680)
Reclassifications out of AOCI	4,396	—	28,482	32,878
Tax effect	14,893	—	(15,002)	(109)
Total other comprehensive income (loss), net of tax	$(27,312)	$(36,822)	$24,223	$(39,911)
Year ended December 31, 2014
Pretax change before reclassifications	$52,693	$(16,694)	$(109,924)	$(73,925)
Reclassifications out of AOCI	(21,575)	—	18,434	(3,141)
Tax effect	(11,480)	—	34,994	23,514
Total other comprehensive income (loss), net of tax	$19,638	$(16,694)	$(56,496)	$(53,552)
Year ended December 31, 2013
Pretax change before reclassifications	$(40,396)	$(13,650)	$53,080	$(966)
Reclassifications out of AOCI	(9,795)	—	27,648	17,853
Tax effect	19,526	—	(31,404)	(11,878)
Total other comprehensive income (loss), net of tax	$(30,665)	$(13,650)	$49,324	$5,009

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effect of the reclassifications out of AOCI on the respective line items in the consolidated statements of income:

	Amounts reclassified from AOCI
	Year ended December 31,			Affected line items in the
(in thousands)	2015	2014		consolidated statements of income
Unrealized gains (losses) on securities:
Net realized gains (losses) on sales of securities	$(2,147)	$23,276		Net realized investment gains (losses)
Net other-than-temporary impairment losses	(2,249)	(1,701)		Net realized investment gains (losses)
Pretax total	$(4,396)	$21,575
Tax effect	$1,551	$(7,959)
Pension benefit adjustment:
Amortization of defined benefit pension and supplemental benefit plan items:
Net actuarial loss	$(32,645)	$(22,587)	(1)
Prior service credit	4,163	4,153	(1)
Pretax total	$(28,482)	$(18,434)
Tax effect	$10,893	$7,051

(1)	These components of AOCI are included in the computation of net periodic cost. See Note 13 Employee Benefit Plans for additional details.

NOTE 19.    Litigation and Regulatory Contingencies:

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses. These lawsuits include, among others, cases alleging, among other assertions, that the Company, one of its subsidiaries and/or one of its agents:

•	charged an improper rate for title insurance in a refinance transaction, including
•	Lewis v. First American Title Insurance Company, filed on November 28, 2006 and pending in the United States District Court for the District of Idaho.

A court has granted class certification in Lewis. For the reasons stated above, the Company has been unable to assess the probability of loss or estimate the possible loss or the range of loss.

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

In Edwards a narrow class has been certified.  The Company believes the estimate of the possible loss or range of loss is not material to the consolidated financial statements as a whole.

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

These lawsuits are putative class actions for which a class has not been certified. For the reasons described above, as well as the applicability of certain indemnification rights the Company may have, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

•

overcharged or improperly charged fees for products and services, denied home warranty claims, failed to timely file certain documents, and gave items of value to developers, builders, brokers and others as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,
•	Downing v. First American Title Insurance Company, et al., filed on October 2, 2015 and pending in the United States District Court for the Northern District of Georgia,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	McCormick v. First American Real Estate Services, Inc., et al., filed on December 31, 2015 and pending in the Superior Court of the State of California, County of Orange,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	In re First American Home Buyers Protection Corporation, consolidated on October 9, 2014 and pending in the United States District Court for the Southern District of California.

All of these lawsuits, except Kaufman and Kirk, are putative class actions for which a class has not been certified. In Kaufman a class was certified but that certification was subsequently vacated. A trial of the Kirk matter has concluded, plaintiff has filed a notice of appeal and the Company filed a cross appeal. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is not material to the consolidated financial statements as a whole.

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

NOTE 20.    Business Combinations:

During the years ended December 31, 2015 and 2014, the Company completed acquisitions for an aggregate purchase price of $32.3 million and $162.5 million, respectively. These acquisitions have been included in the Company’s title insurance and services segment.

NOTE 21.    Segment Financial Information:

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information about the Company’s operations, by segment, for the years ended December 31, 2015, 2014 and 2013, is as follows:

	Revenues	Depreciation and amortization	Equity in earnings of affiliates, net	Income (loss) before income taxes	Assets	Investments in equity method affiliates	Capital expenditures
	(in thousands)
2015
Title Insurance and Services	$4,788,110	$80,359	$7,800	$489,954	$7,296,766	$108,574	$122,707
Specialty Insurance	393,757	4,775	—	39,519	510,915	—	4,837
Corporate	(5,955)	462	—	(96,708)	448,993	—	22
Eliminations	(456)	—	—	—	(2,323)	—	—
	$5,175,456	$85,596	$7,800	$432,765	$8,254,351	$108,574	$127,566
2014
Title Insurance and Services	$4,304,428	$77,820	$(16,545)	$373,024	$6,767,245	$106,083	$95,949
Specialty Insurance	368,666	4,978	—	52,974	506,242	—	3,412
Corporate	6,415	2,799	—	(75,438)	464,980	—	—
Eliminations	(1,560)	—	—	—	(72,367)	—	—
	$4,677,949	$85,597	$(16,545)	$350,560	$7,666,100	$106,083	$99,361
2013
Title Insurance and Services	$4,606,088	$66,956	$7,387	$350,165	$5,751,632	$124,921	$83,469
Specialty Insurance	339,613	4,865	—	42,132	499,788	—	3,673
Corporate	13,008	3,095	(2,071)	(81,589)	369,385	101	—
Eliminations	(2,632)	—	—	—	(61,622)	—	—
	$4,956,077	$74,916	$5,316	$310,708	$6,559,183	$125,022	$87,142

Revenues from external customers allocated between domestic and foreign operations, by segment, for the years ended December 31, 2015, 2014 and 2013, are as follows:

	Year Ended December 31,
	2015		2014		2013
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance and Services	$4,480,230	$307,453	$3,977,498	$325,393	$4,283,067	$320,413
Specialty Insurance	393,757	—	368,666	—	339,613	—
	$4,873,987	$307,453	$4,346,164	$325,393	$4,622,680	$320,413

Long-lived assets allocated between domestic and foreign operations, by segment, as of December 31, 2015, 2014 and 2013, are as follows:

	December 31,
	2015		2014		2013
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance and Services	$952,651	$35,375	$908,885	$46,514	$863,884	$49,239
Specialty Insurance	51,920	—	50,611	—	50,674	—
	$1,004,571	$35,375	$959,496	$46,514	$914,558	$49,239

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2015
Revenues	$1,111,084	$1,323,789	$1,383,915	$1,356,668
Income before income taxes	$58,948	$141,622	$115,396	$116,799
Net income	$37,796	$93,579	$75,759	$81,736
Net income attributable to noncontrolling interests	$164	$232	$217	$171
Net income attributable to the Company	$37,632	$93,347	$75,542	$81,565
Net income per share attributable to the Company’s stockholders (1):
Basic	$0.35	$0.86	$0.69	$0.75
Diluted	$0.34	$0.85	$0.69	$0.74

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

SCHEDULE I

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

December 31, 2015

Column A	Column B	Column C		Column D
Type of investment	Cost	Market value		Amount at which shown in the balance sheet
Deposits with banks:
Consolidated	$23,224	$23,211		$23,224
Debt securities:
U.S. Treasury bonds
Consolidated	$130,252	$129,372		$129,372
Municipal bonds
Consolidated	$692,000	$703,795		$703,795
Foreign government bonds
Consolidated	$129,984	$130,101		$130,101
Governmental agency bonds
Consolidated	$419,869	$418,091		$418,091
Governmental agency mortgage-backed securities
Consolidated	$2,065,728	$2,055,673		$2,055,673
U.S. corporate debt securities
Consolidated	$642,869	$634,683		$634,683
Foreign corporate debt securities
Consolidated	$210,162	$207,632		$207,632
Total debt securities:
Consolidated	$4,290,864	$4,279,347		$4,279,347
Equity securities:
Consolidated	$325,734	$321,285		$321,285
Notes receivable, net:
Consolidated	$5,866	$5,791		$5,866
Other investments:
Consolidated	$155,311	$155,311	(1)	$155,311
Total investments:
Consolidated	$4,800,999	$4,784,945		$4,785,033

(1)	As other investments are not publicly traded, reasonable estimates of the fair values could not be made without incurring excessive costs.

SCHEDULE II

1 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2015	2014
Assets
Cash and cash equivalents	$289,791	$328,949
Due from subsidiaries, net	21,430	—
Income taxes receivable	1,067	5,547
Investment in subsidiaries	3,492,290	3,333,613
Deferred income taxes	22,020	19,712
Other assets	96,683	105,344
	$3,923,281	$3,793,165
Liabilities and Equity
Accounts payable and other accrued liabilities	$58,483	$55,021
Pension costs and other retirement plans	413,206	451,501
Income taxes payable	7,576	6,228
Due to subsidiaries, net	—	77
Deferred income taxes	133,097	95,128
Notes and contracts payable	549,254	549,166
Notes and contracts payable to subsidiaries	—	60,000
	1,161,616	1,217,121
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares;
Outstanding—109,098 shares and 107,541 shares	1	1
Additional paid-in capital	2,150,813	2,109,712
Retained earnings	846,691	662,310
Accumulated other comprehensive loss	(239,003)	(199,106)
Total stockholders’ equity	2,758,502	2,572,917
Noncontrolling interests	3,163	3,127
Total equity	2,761,665	2,576,044
	$3,923,281	$3,793,165

See notes to condensed financial statements

SCHEDULE II

2 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Revenues
Dividends from subsidiaries	$142,522	$342,488	$372,996
Other (losses) income	(6,001)	6,412	12,804
	136,521	348,900	385,800
Expenses
Other expenses	36,233	33,959	36,184
Income before income taxes and equity in undistributed earnings (losses) of subsidiaries	100,288	314,941	349,616
Income taxes	33,346	104,523	139,127
Equity in undistributed earnings (losses) of subsidiaries	221,928	23,797	(23,425)
Net income	288,870	234,215	187,064
Less: Net income attributable to noncontrolling interests	784	681	697
Net income attributable to the Company	$288,086	$233,534	$186,367

See notes to condensed financial statements

SCHEDULE II

3 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$288,870	$234,215	$187,064
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	(27,312)	19,638	(30,665)
Foreign currency translation adjustment	(36,822)	(16,694)	(13,650)
Pension benefit adjustment	24,223	(56,496)	49,324
Total other comprehensive income (loss), net of tax	(39,911)	(53,552)	5,009
Comprehensive income	248,959	180,663	192,073
Less: Comprehensive income attributable to noncontrolling interests	770	691	694
Comprehensive income attributable to the Company	$248,189	$179,972	$191,379

See notes to condensed financial statements

SCHEDULE II

4 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Cash provided by operating activities	$133,022	$54,298	$71,326
Cash flows from investing activities:
Net cash effect of acquisitions	(19,069)	(151,570)	—
Contributions to subsidiaries	—	(11,396)	(800)
Net change in other investments	867	1,490	6,549
Capital expenditures	(22)	—	—
Cash (used for) provided by investing activities	(18,224)	(161,476)	5,749
Cash flows from financing activities:
Net proceeds from issuance of debt	—	593,943	249,095
Repayment of debt	—	(300,000)	(160,000)
Repayment of debt to subsidiaries	(60,000)	—	—
Excess tax benefits from share-based compensation	9,526	6,856	6,202
Net proceeds in connection with share-based compensation plans	5,042	3,601	1,736
Purchase of Company shares	—	—	(64,606)
Cash dividends	(108,524)	(89,939)	(51,324)
Cash (used for) provided by financing activities	(153,956)	214,461	(18,897)
Net (decrease) increase in cash and cash equivalents	(39,158)	107,283	58,178
Cash and cash equivalents—Beginning of period	328,949	221,666	163,488
Cash and cash equivalents—End of period	$289,791	$328,949	$221,666

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

NOTE 2.    Dividends Received:

The holding company received cash dividends from subsidiaries of $142.5 million, $79.1 million and $125.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

SCHEDULE III

1 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2015
Title Insurance and Services	$439	$933,377	$4,026
Specialty Insurance	26,042	50,503	203,903
Total	$26,481	$983,880	$207,929
2014
Title Insurance and Services	$2,179	$969,008	$14,265
Specialty Insurance	25,316	42,772	188,499
Total	$27,495	$1,011,780	$202,764

SCHEDULE III

2 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Premiums and escrow fees	Net investment income (1)	Loss provision	Amortization of deferred policy acquisition costs	Other operating expenses	Premiums written
2015
Title Insurance and Services	$4,028,048	$90,078	$263,881	$1,796	$745,278	$—
Specialty Insurance	380,264	10,313	227,211	(727)	49,741	395,978
Corporate	—	(5,955)	—	—	25,976	—
Eliminations	—	(430)	—	—	(26)	—
Total	$4,408,312	$94,006	$491,092	$1,069	$820,969	$395,978
2014
Title Insurance and Services	$3,565,832	$83,635	$253,122	$2,746	$736,491	$—
Specialty Insurance	353,812	12,594	196,901	(878)	44,645	364,782
Corporate	—	6,415	—	—	26,528	—
Eliminations	—	(1,536)	—	—	(30)	—
Total	$3,919,644	$101,108	$450,023	$1,868	$807,634	$364,782
2013
Title Insurance and Services	$3,865,041	$79,940	$343,461	$1,261	$773,837	$—
Specialty Insurance	329,194	8,767	186,895	(2,529)	40,476	344,433
Corporate	—	13,008	—	—	27,264	—
Eliminations	—	(2,609)	—	—	(54)	—
Total	$4,194,235	$99,106	$530,356	$(1,268)	$841,523	$344,433

(1)	Net investment income includes net investment income and net realized investment gains (losses).

SCHEDULE IV

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(in thousands, except percentages)

Segment	Premiums and escrow fees before reinsurance	Ceded to other companies	Assumed from other companies	Premiums and escrow fees	Percentage of amount assumed to premiums and escrow fees
Title Insurance and Services
2015	$4,050,033	$23,776	$1,791	$4,028,048	0.0%
2014	$3,590,673	$28,727	$3,886	$3,565,832	0.1%
2013	$3,888,026	$27,483	$4,498	$3,865,041	0.1%
Specialty Insurance
2015	$388,973	$8,709	$—	$380,264	0.0%
2014	$363,044	$9,232	$—	$353,812	0.0%
2013	$338,204	$9,010	$—	$329,194	0.0%

SCHEDULE V

1 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2015

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$34,662	$10,620	$—	$13,730	(A)	$31,552
Reserve for known and incurred but not reported claims:
Consolidated	$1,011,780	$491,092	$(42,500)	$476,492	(B)	$983,880
Reserve deducted from notes receivable:
Consolidated	$2,441	$167	$—	$333		$2,275
Reserve deducted from deferred income taxes:
Consolidated	$15,706	$108	$—	$9,085		$6,729

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

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of December 31, 2015, the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorization of management and directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that assessment under the framework in Internal Control—Integrated Framework (2013), management determined that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements provided in Item 8, above, has issued a report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

The information required by Items 10 through 14 of this report is expected to be set forth in the sections entitled “Information Regarding the Nominees for Election,” “Information Regarding the Other Incumbent Directors,” “Election of Class III Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board and Committee Meetings,” “Executive Compensation,” “Compensation Discussion and Analysis,” “2015 Director Compensation,” “Codes of Ethics,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Securities Authorized for Issuance under Equity Compensation Plans,” “Who are the largest principal stockholders outside of management?,” “Security Ownership of Management,” “Principal Accounting Fees and Services” “Policy on Audit Committee Pre-approval of Audit and Permissible Nonaudit Services of Independent Auditor,” “Transactions with Management and Others” and “Independence of Directors” in the Company’s definitive proxy statement, and is hereby incorporated in this report and made a part hereof by reference. If the definitive proxy statement is not filed within 120 days after the close of the fiscal year, the Company will file an amendment to this Annual Report on Form 10-K to include the information required by Items 10 through 14.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a	)	1. & 2.	Financial Statements and Financial Statement Schedules
The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 46 in Item 8 of Part II of this report.
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
Date: February 19, 2016
By	/S/ MARK E. SEATON
Mark E. Seaton
Chief Financial Officer
(Principal Financial Officer)
Date: February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DENNIS J. GILMORE Dennis J. Gilmore	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2016

/S/ Mark E. Seaton Mark E. Seaton	Chief Financial Officer (Principal Financial Officer)	February 19, 2016

/S/ Matthew F. Wajner Matthew F. Wajner	Chief Accounting Officer (Principal Accounting Officer)	February 19, 2016

/S/ PARKER S. KENNEDY Parker S. Kennedy	Chairman of the Board of Directors	February 19, 2016

/S/ ANTHONY K. ANDERSON Anthony K. Anderson	Director	February 19, 2016

/S/ JAMES L. DOTI James L. Doti	Director	February 19, 2016

/S/ MARGARET M. MCCARTHY Margaret M. McCarthy	Director	February 19, 2016

/S/ MICHAEL D. MCKEE Michael D. McKee	Director	February 19, 2016

/S/ THOMAS V. MCKERNAN Thomas V. McKernan	Director	February 19, 2016

/S/ Mark C. Oman Mark C. Oman	Director	February 19, 2016

Signature	Title	Date
/S/ VIRGINIA M. UEBERROTH Virginia M. Ueberroth	Director	February 19, 2016

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2010.

3.2	Amended and Restated Bylaws of First American Financial Corporation, effective as of February 20, 2015.	Incorporated by reference herein to Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

4.1	Indenture, dated as of January 24, 2013, between First American Financial Corporation and U.S. Bank National Association, as trustee.	Incorporated by reference herein to Exhibit 4.1 to the Form S-3ASR filed January 24, 2013.

4.2	First Supplemental Indenture, dated as of January 29, 2013, between First American Financial Corporation and U.S. Bank National Association.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K dated January 29, 2013.

4.3	Second Supplemental Indenture, dated as of November 10, 2014, between First American Financial Corporation and U.S. Bank National Association.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K dated November 10, 2014.

4.4	Form of 4.30% Senior Notes due 2023.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K dated January 29, 2013.

4.5	Form of 4.60% Senior Notes due 2024.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K dated November 10, 2014.

10.1	Separation and Distribution Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K dated June 1, 2010.

10.2	Amended and Restated Credit Agreement dated as of May 14, 2014, among First American Financial Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.3	Tax Sharing Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K dated June 1, 2010.

*10.4	First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Incorporated by reference herein to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.4.1	Amendment No. 1, dated January 21, 2015, to First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Incorporated by reference herein to Exhibit 10.5.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*10.5	First American Financial Corporation Deferred Compensation Plan, amended and restated effective as of January 1, 2012.	Incorporated by reference herein to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2011.
*10.5.1	First Amendment, effective July 1, 2015, to First American Financial Corporation Deferred Compensation Plan, amended and restated effective as of January 1, 2012.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

Exhibit No.	Description	Location
*10.6	First American Financial Corporation 2010 Incentive Compensation Plan, effective May 28, 2010.	Incorporated by reference herein to Appendix A to the Definitive Proxy Statement on Schedule 14A filed April 9, 2012.

*10.6.1

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 15, 2013.

Incorporated by reference herein to Exhibit 10.7.4 to the Annual Report on Form 10-K for the year ended December 31, 2012.

*10.6.2

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 14, 2014.

Incorporated by reference herein to Exhibit 10.7.4 to the Annual Report on Form 10-K for the year ended December 31, 2013.

*10.6.3

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 21, 2015.

Incorporated by reference herein to Exhibit 10.7.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*10.6.4

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 19, 2016.

Attached.

*10.6.5	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 17, 2012.	Incorporated by reference herein to Exhibit 10.21.1 to the Annual Report on Form 10-K for the year ended December 31, 2011.

*10.6.6	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 15, 2013.	Incorporated by reference herein to Exhibit 10.7.10 to the Annual Report on Form 10-K for the year ended December 31, 2012.

*10.6.7	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 14, 2014.	Incorporated by reference herein to Exhibit 10.7.12 to the Annual Report on Form 10-K for the year ended December 31, 2013.

*10.6.8	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 21, 2015.	Incorporated by reference herein to Exhibit 10.7.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*10.6.9	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 19, 2016.	Attached.

*10.6.10	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 14, 2014.	Incorporated by reference herein to Exhibit 10.7.14 to the Annual Report on Form 10-K for the year ended December 31, 2013.

*10.6.11	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 21, 2015.	Incorporated by reference herein to Exhibit 10.7.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*10.6.12	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 19, 2016.	Attached.

*10.7	Employment Agreement, dated November 17, 2015, between First American Financial Corporation and Dennis J. Gilmore.	Attached.

Exhibit No.	Description	Location
*10.8	Employment Agreement, dated November 17, 2015, between First American Financial Corporation and Kenneth D. DeGiorgio.	Attached

*10.9	Employment Agreement, dated November 17, 2015, between First American Financial Corporation and Christopher M. Leavell.	Attached

*10.10	Employment Agreement, dated November 17, 2015, between First American Financial Corporation and Mark E. Seaton.	Attached

*10.11	First American Financial Corporation Form of Amended and Restated Change in Control Agreement effective as of December 31, 2010.	Incorporated by reference herein to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(21)	Subsidiaries of the registrant.	Attached.

(23)	Consent of Independent Registered Public Accounting Firm.	Attached.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934.	Attached.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.