Form 10-Q
period 2016-03-31
First American Financial Corp
filed 2016-04-21
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On April 18, 2016, there were 109,574,846 shares of common stock outstanding.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 3 through 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS AND MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “INTEND,” “PLAN,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” OR OTHER SIMILAR WORDS AND PHRASES OR FUTURE OR CONDITIONAL VERBS SUCH AS “WILL,” “MAY,” “MIGHT,” “SHOULD,” “WOULD,” OR “COULD.” THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS REGARDING FUTURE OPERATIONS, PERFORMANCE, FINANCIAL CONDITION, PROSPECTS, PLANS AND STRATEGIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS THAT MAY PROVE TO BE INCORRECT.

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	CHANGES IN APPLICABLE GOVERNMENT REGULATIONS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	THE CONSUMER FINANCIAL PROTECTION BUREAU’S EXERCISE OF ITS BROAD RULEMAKING AND SUPERVISORY POWERS;
•	THE EFFECTS OF THE TILA-RESPA INTEGRATED DISCLOSURE RULE;
•	REGULATION OF TITLE INSURANCE RATES;
•	REFORM OF GOVERNMENT-SPONSORED MORTGAGE ENTERPRISES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;
•	EXPENSES OF AND FUNDING OBLIGATIONS TO THE PENSION PLAN;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MITIGATION EFFORTS;
•	SYSTEMS DAMAGE, FAILURES, INTERRUPTIONS AND INTRUSIONS, OR UNAUTHORIZED DATA DISCLOSURES;
•	ERRORS AND FRAUD INVOLVING THE TRANSFER OF FUNDS;

•	INABILITY TO REALIZE THE BENEFITS OF THE COMPANY’S OFFSHORE OPERATIONS;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS;
•	INABILITY TO REALIZE THE BENEFITS OF, AND CHALLENGES ARISING FROM, THE COMPANY’S ACQUISITION STRATEGY; AND
•	OTHER FACTORS DESCRIBED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN ITEM 1A OF PART II.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$975,883	$1,027,321
Accounts and accrued income receivable, net	274,692	256,731
Income taxes receivable	4,356	1,067
Investments:
Deposits with banks	22,883	23,224
Debt securities, includes pledged securities of $118,097 and $122,441	4,258,945	4,279,347
Equity securities	396,637	321,285
Other investments	161,124	161,177
	4,839,589	4,785,033
Property and equipment, net	410,352	409,973
Title plants and other indexes	559,859	554,923
Deferred income taxes	22,020	22,020
Goodwill	966,979	964,342
Other intangible assets, net	50,024	48,114
Other assets	175,501	180,777
	$8,279,255	$8,250,301
Liabilities and Equity
Deposits	$2,758,932	$2,699,015
Accounts payable and accrued liabilities	760,527	876,087
Deferred revenue	196,845	207,929
Reserve for known and incurred but not reported claims	983,674	983,880
Income taxes payable	19,743	7,576
Deferred income taxes	133,097	133,097
Notes and contracts payable	580,467	581,052
	5,433,285	5,488,636
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—109,564 shares and 109,098 shares	1	1
Additional paid-in capital	2,164,711	2,150,813
Retained earnings	870,118	846,691
Accumulated other comprehensive loss	(191,522)	(239,003)
Total stockholders’ equity	2,843,308	2,758,502
Noncontrolling interests	2,662	3,163
Total equity	2,845,970	2,761,665
	$8,279,255	$8,250,301

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues
Direct premiums and escrow fees	$501,914	$501,412
Agent premiums	512,245	432,920
Information and other	155,077	157,147
Net investment income	27,370	20,558
Net realized investment gains (losses)	5,106	(953)
	1,201,712	1,111,084
Expenses
Personnel costs	382,712	366,123
Premiums retained by agents	405,039	342,736
Other operating expenses	186,675	200,158
Provision for policy losses and other claims	107,098	101,554
Depreciation and amortization	22,420	20,854
Premium taxes	14,377	13,469
Interest	7,799	7,242
	1,126,120	1,052,136
Income before income taxes	75,592	58,948
Income taxes	22,920	21,152
Net income	52,672	37,796
Less: Net income attributable to noncontrolling interests	171	164
Net income attributable to the Company	$52,501	$37,632
Net income per share attributable to the Company’s stockholders (Note 8):
Basic	$0.48	$0.35
Diluted	$0.47	$0.34
Cash dividends declared per share	$0.26	$0.25
Weighted-average common shares outstanding (Note 8):
Basic	110,149	107,744
Diluted	110,670	109,444

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$52,672	$37,796
Other comprehensive income (loss), net of tax:
Unrealized gains on securities	31,827	20,073
Foreign currency translation adjustment	12,104	(18,660)
Pension benefit adjustment	3,596	4,600
Total other comprehensive income (loss), net of tax	47,527	6,013
Comprehensive income	100,199	43,809
Less: Comprehensive income attributable to noncontrolling interests	217	162
Comprehensive income attributable to the Company	$99,982	$43,647

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2015	109,098	$1	$2,150,813	$846,691	$(239,003)	$2,758,502	$3,163	$2,761,665
Net income for three months ended March 31, 2016	—	—	—	52,501	—	52,501	171	52,672
Dividends on common shares	—	—	—	(28,410)	—	(28,410)	—	(28,410)
Purchase of Company shares	(14)	—	(454)	—	—	(454)	—	(454)
Shares issued in connection with share-based compensation plans	480	—	(1,480)	(664)	—	(2,144)	—	(2,144)
Share-based compensation	—	—	15,858	—	—	15,858	—	15,858
Net activity related to noncontrolling interests	—	—	(26)	—	—	(26)	(718)	(744)
Other comprehensive income (Note 12)	—	—	—	—	47,481	47,481	46	47,527
Balance at March 31, 2016	109,564	$1	$2,164,711	$870,118	$(191,522)	$2,843,308	$2,662	$2,845,970

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$52,672	$37,796
Adjustments to reconcile net income to cash used for operating activities:
Provision for policy losses and other claims	107,098	101,554
Depreciation and amortization	22,420	20,854
Amortization of premiums and accretion of discounts on debt securities, net	6,477	6,676
Excess tax benefits from share-based compensation	(2,607)	(5,588)
Net realized investment (gains) losses	(5,106)	953
Share-based compensation	15,858	10,858
Equity in earnings of affiliates, net	(894)	(1,130)
Dividends from equity method investments	2,723	2,433
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(114,009)	(135,692)
Net change in income tax accounts	(9,622)	(7,052)
Increase in accounts and accrued income receivable	(1,374)	(600)
Decrease in accounts payable and accrued liabilities	(123,039)	(98,704)
Decrease in deferred revenue	(11,204)	(13,033)
Other, net	4,235	14,358
Cash used for operating activities	(56,372)	(66,317)
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(700)	(25,860)
Net decrease in deposits with banks	353	3,354
Purchases of debt and equity securities	(282,980)	(806,547)
Proceeds from sales of debt and equity securities	74,317	255,643
Proceeds from maturities of debt securities	206,918	104,070
Net change in other investments	(604)	1,784
Capital expenditures	(29,858)	(31,881)
Proceeds from sales of property and equipment	8,795	4,197
Cash used for investing activities	(23,759)	(495,240)
Cash flows from financing activities:
Net change in deposits	59,917	279,636
Repayment of debt	(1,028)	(1,123)
Net activity related to noncontrolling interests	(744)	(655)
Excess tax benefits from share-based compensation	2,607	5,588
Net payments in connection with share-based compensation plans	(4,751)	(2,093)
Purchase of Company shares	(454)	—
Cash dividends	(28,410)	(26,981)
Cash provided by financing activities	27,137	254,372
Effect of exchange rate changes on cash	1,556	(4,498)
Net decrease in cash and cash equivalents	(51,438)	(311,683)
Cash and cash equivalents—Beginning of period	1,027,321	1,190,080
Cash and cash equivalents—End of period	$975,883	$878,397
Supplemental information:
Cash paid during the period for:
Interest	$6,507	$6,493
Premium taxes	$27,855	$23,670
Income taxes, less refunds of $361 and $579	$32,540	$28,260

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial information included in this report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. All material intercompany transactions and balances have been eliminated upon consolidation.

Reclassifications and revisions

Certain 2015 amounts have been reclassified to conform to the 2016 presentation.

During the fourth quarter of 2015, the Company reclassified certain revenues and expenses related to closing protection letters and temporary labor costs.  The impact to the Company’s title insurance and services segment for the three months ended March 31, 2015 included a decrease to direct premiums and escrow fees and an increase to agent premiums of $6.6 million, increases to personnel costs and premiums retained by agents of $7.8 million and $0.3 million, respectively, and a decrease to other operating expenses of $8.1 million.  The impact to the Company’s specialty insurance segment for the three months ended March 31, 2015 included an increase to personnel costs and a decrease to other operating expenses of $0.3 million.

Also, during the fourth quarter of 2015, the Company identified certain non-risk based revenues included within direct premiums and escrow fees that should have been reflected in information and other. To correct for this error, these revenues were reclassified from direct premiums and escrow fees to information and other. The revision to the Company’s title insurance and services segment for the three months ended March 31, 2015 resulted in a decrease to direct premiums and escrow fees and an increase to information and other of $10.5 million.

The Company does not consider these adjustments to be material, individually or in the aggregate, to any previously issued consolidated financial statements.

Recently Adopted Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance intended to simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for those adjustments. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015 and applies prospectively to adjustments made to provisional amounts that occur after the effective date of this guidance with early adoption permitted for financial statements that have not been issued. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

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

In April 2015, the FASB issued updated guidance intended to clarify the accounting treatment for cloud computing arrangements that include software licenses. Under the updated guidance, if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company elected to adopt the updated guidance prospectively for all arrangements entered into or materially modified after the effective date.  The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements. The financial statement line items impacted by the adoption of the updated guidance include other intangible assets, net and depreciation and amortization.  See Note 5 Other Intangible Assets for further information on the Company’s internal-use software licenses.

In April 2015, the FASB issued updated guidance intended to simplify, and provide consistency to, the presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Pending Accounting Pronouncements

In March 2016, the FASB issued updated guidance intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification on the statement of cash flows.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently assessing the impact of the new guidance on its condensed consolidated financial statements.

In March 2016, the FASB issued updated guidance intended to clarify the guidance previously issued in May 2014 related to the recognition of revenue from contracts with customers.  The updated guidance is intended to improve the operability and understandability of the implementation guidance regarding principal versus agent considerations in a contract.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

In March 2016, the FASB issued updated guidance intended to simplify the accounting treatment for investments that become qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  The Company expects the adoption of this guidance to have no impact on its condensed consolidated financial statements.

In February 2016, the FASB issued updated guidance that requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations. Under the updated guidance, lessees will be required to recognize a right-of-use asset and a liability to make lease payments and disclose key information about leasing arrangements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company is currently assessing the impact of the guidance on its condensed consolidated financial statements.

In January 2016, the FASB issued updated guidance intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  In addition to making other targeted improvements to current guidance, the updated guidance also requires all equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in the fair value recognized through net income. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted in certain circumstances. The Company is currently assessing the impact of the new guidance on its condensed consolidated financial statements.

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

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $7.0 billion and $6.6 billion at March 31, 2016 and December 31, 2015, respectively, of which $2.6  billion was held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $2.9 billion and $3.0 billion at March 31, 2016 and December 31, 2015, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.1 billion and $2.8 billion at March 31, 2016 and December 31, 2015, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Note 3 – Debt and Equity Securities

Investments in debt securities, classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		Gains	Losses
March 31, 2016
U.S. Treasury bonds	$142,415	$1,998	$(19)	$144,394
Municipal bonds	682,795	17,384	(655)	699,524
Foreign government bonds	128,507	1,378	(308)	129,577
Governmental agency bonds	353,205	2,161	(425)	354,941
Governmental agency mortgage-backed securities	2,039,111	11,893	(6,046)	2,044,958
U.S. corporate debt securities	653,692	12,868	(6,695)	659,865
Foreign corporate debt securities	225,033	3,044	(2,391)	225,686
	$4,224,758	$50,726	$(16,539)	$4,258,945
December 31, 2015
U.S. Treasury bonds	$130,252	$421	$(1,301)	$129,372
Municipal bonds	692,000	12,640	(845)	703,795
Foreign government bonds	129,984	1,132	(1,015)	130,101
Governmental agency bonds	419,869	1,023	(2,801)	418,091
Governmental agency mortgage-backed securities	2,065,728	4,984	(15,039)	2,055,673
U.S. corporate debt securities	642,869	4,297	(12,483)	634,683
Foreign corporate debt securities	210,162	1,248	(3,778)	207,632
	$4,290,864	$25,745	$(37,262)	$4,279,347

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in equity securities, classified as available-for-sale, are as follows:

	Cost	Gross unrealized		Estimated fair value
(in thousands)		Gains	Losses
March 31, 2016
Preferred stocks	$19,657	$385	$(4,596)	$15,446
Common stocks	375,062	18,778	(12,649)	381,191
	$394,719	$19,163	$(17,245)	$396,637
December 31, 2015
Preferred stocks	$18,305	$420	$(3,258)	$15,467
Common stocks	307,429	13,103	(14,714)	305,818
	$325,734	$13,523	$(17,972)	$321,285

Sales of debt and equity securities resulted in realized gains of $1.0 million and $3.6 million and realized losses of $2.4 million and $6.2 million for the three months ended March 31, 2016 and 2015, respectively.

Gross unrealized losses on investments in debt and equity securities are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2016
Debt securities:
U.S. Treasury bonds	$36,201	$(18)	$1,669	$(1)	$37,870	$(19)
Municipal bonds	53,911	(408)	20,703	(247)	74,614	(655)
Foreign government bonds	12,420	(226)	1,825	(82)	14,245	(308)
Governmental agency bonds	28,989	(126)	8,013	(299)	37,002	(425)
Governmental agency mortgage-backed securities	379,752	(2,487)	412,197	(3,559)	791,949	(6,046)
U.S. corporate debt securities	133,784	(4,013)	51,549	(2,682)	185,333	(6,695)
Foreign corporate debt securities	48,983	(1,395)	14,060	(996)	63,043	(2,391)
Total debt securities	694,040	(8,673)	510,016	(7,866)	1,204,056	(16,539)
Equity securities	122,741	(10,289)	32,700	(6,956)	155,441	(17,245)
Total	$816,781	$(18,962)	$542,716	$(14,822)	$1,359,497	$(33,784)
December 31, 2015
Debt securities:
U.S. Treasury bonds	$105,701	$(1,285)	$1,654	$(16)	$107,355	$(1,301)
Municipal bonds	133,465	(733)	13,190	(112)	146,655	(845)
Foreign government bonds	13,601	(890)	267	(125)	13,868	(1,015)
Governmental agency bonds	191,035	(2,497)	18,237	(304)	209,272	(2,801)
Governmental agency mortgage-backed securities	1,096,301	(9,424)	213,020	(5,615)	1,309,321	(15,039)
U.S. corporate debt securities	361,842	(11,272)	13,511	(1,211)	375,353	(12,483)
Foreign corporate debt securities	102,801	(2,725)	11,246	(1,053)	114,047	(3,778)
Total debt securities	2,004,746	(28,826)	271,125	(8,436)	2,275,871	(37,262)
Equity securities	191,248	(12,068)	31,974	(5,904)	223,222	(17,972)
Total	$2,195,994	$(40,894)	$303,099	$(14,340)	$2,499,093	$(55,234)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at March 31, 2016, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$29,278	$84,413	$11,792	$16,932	$142,415
Estimated fair value	$29,291	$85,165	$12,304	$17,634	$144,394
Municipal bonds
Amortized cost	$41,773	$311,695	$193,192	$136,135	$682,795
Estimated fair value	$41,824	$316,813	$199,772	$141,115	$699,524
Foreign government bonds
Amortized cost	$5,939	$108,209	$6,933	$7,426	$128,507
Estimated fair value	$5,951	$109,288	$7,135	$7,203	$129,577
Governmental agency bonds
Amortized cost	$20,842	$270,610	$31,507	$30,246	$353,205
Estimated fair value	$20,862	$271,093	$31,936	$31,050	$354,941
U.S. corporate debt securities
Amortized cost	$12,859	$318,771	$257,677	$64,385	$653,692
Estimated fair value	$12,972	$322,275	$259,039	$65,579	$659,865
Foreign corporate debt securities
Amortized cost	$10,983	$109,046	$89,960	$15,044	$225,033
Estimated fair value	$10,940	$109,509	$89,885	$15,352	$225,686
Total debt securities excluding mortgage-backed securities
Amortized cost	$121,674	$1,202,744	$591,061	$270,168	$2,185,647
Estimated fair value	$121,840	$1,214,143	$600,071	$277,933	$2,213,987
Total mortgage-backed securities
Amortized cost					$2,039,111
Estimated fair value					$2,044,958
Total debt securities
Amortized cost					$4,224,758
Estimated fair value					$4,258,945

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity because borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the investment portfolio at March 31, 2016, by credit rating, is as follows:

	A- Ratings or higher		BBB+ to BBB- Ratings		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
March 31, 2016
Debt securities:
U.S. Treasury bonds	$144,394	100.0	$—	—	$—	—	$144,394	100.0
Municipal bonds	670,617	95.9	23,887	3.4	5,020	0.7	699,524	100.0
Foreign government bonds	120,950	93.3	7,515	5.8	1,112	0.9	129,577	100.0
Governmental agency bonds	354,941	100.0	—	—	—	—	354,941	100.0
Governmental agency mortgage-backed securities	2,044,958	100.0	—	—	—	—	2,044,958	100.0
U.S. corporate debt securities	296,764	45.0	182,015	27.6	181,086	27.4	659,865	100.0
Foreign corporate debt securities	123,272	54.6	60,524	26.8	41,890	18.6	225,686	100.0
Total debt securities	3,755,896	88.2	273,941	6.4	229,108	5.4	4,258,945	100.0
Preferred stocks	—	—	8,869	57.4	6,577	42.6	15,446	100.0
Total	$3,755,896	87.9	$282,810	6.6	$235,685	5.5	$4,274,391	100.0

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

As of March 31, 2016, the estimated fair value of total debt securities included $125.0 million of bank loans, of which $119.0 million was non-investment grade; $97.5 million of high yield corporate debt securities, all of which was non-investment grade; and $46.6 million of emerging market debt securities, of which $7.6 million was non-investment grade.

The composition of the investment portfolio in an unrealized loss position at March 31, 2016, by credit rating, is as follows:

	A- Ratings or higher		BBB+ to BBB- Ratings		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
March 31, 2016
Debt securities:
U.S. Treasury bonds	$37,870	100.0	$—	—	$—	—	$37,870	100.0
Municipal bonds	64,560	86.6	5,034	6.7	5,020	6.7	74,614	100.0
Foreign government bonds	7,567	53.1	5,566	39.1	1,112	7.8	14,245	100.0
Governmental agency bonds	37,002	100.0	—	—	—	—	37,002	100.0
Governmental agency mortgage-backed securities	791,949	100.0	—	—	—	—	791,949	100.0
U.S. corporate debt securities	37,102	20.1	59,762	32.2	88,469	47.7	185,333	100.0
Foreign corporate debt securities	14,542	23.1	22,219	35.2	26,282	41.7	63,043	100.0
Total debt securities	990,592	82.3	92,581	7.7	120,883	10.0	1,204,056	100.0
Preferred stocks	—	—	8,869	59.0	6,158	41.0	15,027	100.0
Total	$990,592	81.3	$101,450	8.3	$127,041	10.4	$1,219,083	100.0

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

As of March 31, 2016, the estimated fair value of total debt securities in an unrealized loss position included $53.3 million of bank loans, of which $51.4 million was non-investment grade; $57.9 million of high yield corporate debt securities, all of which was non-investment grade; and $17.0 million of emerging market debt securities, of which $6.6 million was non-investment grade.

Note 4 – Goodwill

A summary of the changes in the carrying amount of goodwill, by operating segment, for the three months ended March 31, 2016, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2015	$917,577	$46,765	$964,342
Acquisitions	506	—	506
Foreign currency translation	2,880	—	2,880
Other adjustments	(749)	—	(749)
Balance as of March 31, 2016	$920,214	$46,765	$966,979

The Company’s four reporting units for purposes of assessing impairment are title insurance, home warranty, property and casualty insurance and trust and other services. During the three months ended March 31, 2016 there were no triggering events that would require an impairment analysis. There is no accumulated impairment for goodwill as the Company has never recognized impairment to any of its reporting units.

Note 5 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	March 31, 2016	December 31, 2015
Finite-lived intangible assets:
Customer relationships	$94,611	$93,572
Noncompete agreements	27,543	26,963
Trademarks	9,378	9,341
Internal-use software licenses	3,771	—
Patents	2,840	2,840
	138,143	132,716
Accumulated amortization	(104,996)	(101,479)
	33,147	31,237
Indefinite-lived intangible assets:
Licenses	16,877	16,877
	$50,024	$48,114

Amortization expense for finite-lived intangible assets was $2.4 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2016	$7,215
2017	$8,290
2018	$5,775
2019	$4,056
2020	$2,452
2021	$1,092

Note 6 – Reserve for Known and Incurred But Not Reported Claims

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	March 31, 2016		December 31, 2015
Known title claims	$77,156	7.8%	$87,543	8.9%
Incurred but not reported claims	854,106	86.9%	844,364	85.8%
Total title claims	931,262	94.7%	931,907	94.7%
Non-title claims	52,412	5.3%	51,973	5.3%
Total loss reserves	$983,674	100.0%	$983,880	100.0%

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 5.5% and 6.6% for the three months ended March 31, 2016 and 2015, respectively. The current quarter rate of 5.5% reflects the ultimate loss rate of 5.0% for the current policy year and a $4.7 million net increase in the loss reserve estimates for prior policy years. The first quarter of 2015 rate of 6.6% reflected the ultimate loss rate of 6.0% for the 2015 policy year and a $4.9 million net increase in the loss reserve estimates for prior policy years.

Note 7 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 30.3% and 35.9% for the three months ended March 31, 2016 and 2015, respectively. The effective tax rates differ from the statutory federal rate of 35% primarily due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax income and changes in the ratio of permanent differences to income before income taxes. The 2016 rate includes a benefit for the resolution of certain tax authority examinations and tax credits in current and prior years.

In connection with the Company’s June 2010 spin-off from its prior parent, which subsequently assumed the name CoreLogic, Inc. (“CoreLogic”), it entered into a tax sharing agreement which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At March 31, 2016 and December 31, 2015, the Company had a net payable to CoreLogic of $36.8 million and $36.5 million, respectively, related to tax matters prior to the spin-off. This amount is included in the Company’s condensed consolidated balance sheets in accounts payable and accrued liabilities. The increase during the current year was primarily the result of an additional accrual for tax matters prior to the spin-off.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

As of March 31, 2016 and December 31, 2015, the liability for income taxes associated with uncertain tax positions was $24.1 million and $23.8 million, respectively. The net increase in the liability during 2016 was primarily attributable to reserves for tax positions taken by the Company. As of March 31, 2016 and December 31, 2015, the liabilities could be reduced by $3.4 million of offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes. The net amounts of $20.7 million and $20.4 million as of March 31, 2016 and December 31, 2015, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2016 and December 31, 2015, the Company had accrued $9.1 million and $9.7 million, respectively, of interest and penalties (net of tax benefits of $4.2 million and $4.1 million, respectively) related to uncertain tax positions.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months. This change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

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

Note 8 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2016	2015
Numerator
Net income attributable to the Company	$52,501	$37,632
Less: dividends and undistributed earnings allocated to unvested restricted stock units (“RSUs”)	—	50
Net income allocated to common stockholders	$52,501	$37,582
Denominator
Basic weighted-average shares	110,149	107,744
Effect of dilutive employee stock options and RSUs	521	1,700
Diluted weighted-average shares	110,670	109,444
Net income per share attributable to the Company’s stockholders
Basic	$0.48	$0.35
Diluted	$0.47	$0.34

For the three months ended March 31, 2016, 119 thousand of stock options and RSUs were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect. For the three months ended March 31, 2015, no stock options or RSUs had an antidilutive effect on weighted-average diluted common shares outstanding.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Employee Benefit Plans

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	Three Months Ended March 31,
(in thousands)	2016	2015
Expense:
Service costs	$261	$390
Interest costs	5,964	7,009
Expected return on plan assets	(3,094)	(5,448)
Amortization of net actuarial loss	7,037	8,492
Amortization of prior service credit	(1,211)	(1,041)
	$8,957	$9,402

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
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Assets measured at fair value on a recurring basis

The valuation techniques and inputs used by the Company to estimate the fair value of assets measured on a recurring basis are summarized as follows:

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of March 31, 2016 and December 31, 2015:

(in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2016
Assets:
Debt securities:
U.S. Treasury bonds	$144,394	$—	$144,394	$—
Municipal bonds	699,524	—	699,524	—
Foreign government bonds	129,577	—	129,577	—
Governmental agency bonds	354,941	—	354,941	—
Governmental agency mortgage-backed securities	2,044,958	—	2,044,958	—
U.S. corporate debt securities	659,865	—	644,872	14,993
Foreign corporate debt securities	225,686	—	224,354	1,332
	4,258,945	—	4,242,620	16,325
Equity securities:
Preferred stocks	15,446	15,446	—	—
Common stocks	381,191	381,191	—	—
	396,637	396,637	—	—
Total assets	$4,655,582	$396,637	$4,242,620	$16,325

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2015
Assets:
Debt securities:
U.S. Treasury bonds	$129,372	$—	$129,372	$—
Municipal bonds	703,795	—	703,795	—
Foreign government bonds	130,101	—	130,101	—
Governmental agency bonds	418,091	—	418,091	—
Governmental agency mortgage-backed securities	2,055,673	—	2,055,673	—
U.S. corporate debt securities	634,683	—	591,116	43,567
Foreign corporate debt securities	207,632	—	201,060	6,572
	4,279,347	—	4,229,208	50,139
Equity securities:
Preferred stocks	15,467	15,467	—	—
Common stocks	305,818	305,818	—	—
	321,285	321,285	—	—
Total assets	$4,600,632	$321,285	$4,229,208	$50,139

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2016 and 2015. Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  For the three months ended March 31, 2016 transfers between Level 2 and Level 3 were based on market liquidity and related transparency of pricing and associated observable inputs for certain of the Company’s corporate debt securities. There were no transfers in or out of Level 3 during the three months ended March 31, 2015. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three months ended March 31, 2016 and 2015:

	March 31, 2016			March 31, 2015
(in thousands)	U.S. corporate debt securities	Foreign corporate debt securities	Total	U.S. corporate debt securities	Foreign corporate debt securities	Non-agency mortgage-backed securities	Total
Fair value at beginning of period	$43,567	$6,572	$50,139	$—	$—	$16,538	$16,538
Transfers into Level 3	1,997	415	2,412	—	—	—	—
Transfers out of Level 3	(32,153)	(3,646)	(35,799)	—	—	—	—
Net realized and unrealized gains (losses):
Included in earnings	(59)	(21)	(80)	2	—	(1,015)	(1,013)
Included in other comprehensive income (loss)	432	(56)	376	230	19	(589)	(340)
Purchases	3,282	—	3,282	30,039	2,518	—	32,557
Sales	(1,374)	(849)	(2,223)	(172)	—	(14,934)	(15,106)
Settlements	(699)	(1,083)	(1,782)	(68)	(2)	—	(70)
Fair value at end of period	$14,993	$1,332	$16,325	$30,031	$2,535	$—	$32,566
Unrealized gains (losses) included in earnings for the period relating to Level 3 assets that were still held at the end of the period:
Net realized investment gains (losses)	$(5)	$—	$(5)	$—	$—	$—	$—

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

Notes receivable, net

The fair value of notes receivable, net is estimated based on current market rates being offered for notes with similar maturities and credit quality.

Deposits

The carrying value of escrow and other deposit accounts approximates fair value due to the short-term nature of these liabilities.

Notes and contracts payable

The fair value of notes and contracts payable is estimated based on current rates offered to the Company for debt of similar remaining maturities.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of March 31, 2016 and December 31, 2015:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
March 31, 2016
Assets:
Cash and cash equivalents	$975,883	$975,883	$975,883	$—	$—
Deposits with banks	$22,883	$22,891	$1,158	$21,733	$—
Notes receivable, net	$7,615	$6,860	$—	$—	$6,860
Liabilities:
Deposits	$2,758,932	$2,758,932	$2,758,932	$—	$—
Notes and contracts payable	$580,467	$595,941	$—	$588,835	$7,106

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2015
Assets:
Cash and cash equivalents	$1,027,321	$1,027,321	$1,027,321	$—	$—
Deposits with banks	$23,224	$23,211	$1,103	$22,108	$—
Notes receivable, net	$5,866	$5,791	$—	$—	$5,791
Liabilities:
Deposits	$2,699,015	$2,699,015	$2,699,015	$—	$—
Notes and contracts payable	$581,052	$590,970	$—	$583,893	$7,077

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 11 – Share-Based Compensation

The following table presents compensation expense associated with the Company’s share-based compensation plans:

	Three Months Ended March 31,
(in thousands)	2016	2015
Expense:
RSUs	$14,981	$10,102
Stock options	67	67
Employee stock purchase plan	810	689
	$15,858	$10,858

The following table summarizes RSU activity for the three months ended March 31, 2016:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2015	1,354	$29.20
Granted during 2016	890	$36.85
Vested during 2016	(655)	$30.95
Forfeited during 2016	(7)	$27.98
RSUs unvested at March 31, 2016	1,582	$32.78

The following table summarizes stock option activity for the three months ended March 31, 2016:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2015	132	$27.66
Exercised during 2016	—	$—
Balance at March 31, 2016	132	$27.66	7.7 years	$1,383
Vested and expected to vest at March 31, 2016	132	$27.66	7.7 years	$1,383
Exercisable at March 31, 2016	66	$27.66	7.7 years	$692

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 12 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the three months ended March 31, 2016:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2015	$(16,401)	$(57,242)	$(165,357)	$(239,000)
Change in unrealized gains (losses) on securities	51,893	—	—	51,893
Change in foreign currency translation adjustment	—	12,104	—	12,104
Amortization of net actuarial loss	—	—	7,037	7,037
Amortization of prior service cost	—	—	(1,211)	(1,211)
Tax effect	(20,066)	—	(2,230)	(22,296)
Balance at March 31, 2016	$15,426	$(45,138)	$(161,761)	$(191,473)
Allocated to the Company	$15,377	$(45,138)	$(161,761)	$(191,522)
Allocated to noncontrolling interests	49	—	—	49
Balance at March 31, 2016	$15,426	$(45,138)	$(161,761)	$(191,473)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2016 and 2015:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended March 31, 2016
Pretax change before reclassifications	$49,794	$12,104	$—	$61,898
Reclassifications out of AOCI	2,099	—	5,826	7,925
Tax effect	(20,066)	—	(2,230)	(22,296)
Total other comprehensive income (loss), net of tax	$31,827	$12,104	$3,596	$47,527
Three Months Ended March 31, 2015
Pretax change before reclassifications	$28,431	$(18,660)	$—	$9,771
Reclassifications out of AOCI	2,691	—	7,451	10,142
Tax effect	(11,049)	—	(2,851)	(13,900)
Total other comprehensive income (loss), net of tax	$20,073	$(18,660)	$4,600	$6,013

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the effect of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Amounts reclassified from AOCI
	Three Months Ended March 31,		Affected line items in the condensed
(in thousands)	2016	2015	consolidated statements of income
Unrealized gains (losses) on securities:
Net realized gains (losses) on sales of securities	$(1,614)	$(2,691)	Net realized investment gains (losses)
Net other-than-temporary impairment losses	(485)	—	Net realized investment gains (losses)
Pretax total	$(2,099)	$(2,691)
Tax effect	$812	$955
Pension benefit adjustment:
Amortization of defined benefit pension and supplemental benefit plan items:
Net actuarial loss	$(7,037)	$(8,492)	(1)
Prior service credit	1,211	1,041	(1)
Pretax total	$(5,826)	$(7,451)
Tax effect	$2,230	$2,851

(1)	These components of AOCI are included in the computation of net periodic cost. See Note 9 Employee Benefit Plans for additional details.

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

•	misclassified certain employees, including
•	Cruz v. First American Financial Corporation, et al., filed on November 25, 2015 and pending in the Superior Court of the State of California, County of Orange,
•	Sager v. Interthinx, Inc., filed on January 23, 2015 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	Weber v. Interthinx, Inc., et al., filed on April 17, 2015 and pending in the United States District Court for the Eastern District of Missouri.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	McCormick v. First American Real Estate Services, Inc., et al., filed on December 31, 2015 and pending in the Superior Court of the State of California, County of Orange,
•	Nichols v. First American Financial Corporation, et al., filed on February 26, 2016 and pending in the United States District Court for the Eastern District of California,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	In re First American Home Buyers Protection Corporation, consolidated on October 9, 2014 and pending in the United States District Court for the Southern District of California.

All of these lawsuits, except Kaufman and Kirk, are putative class actions for which a class has not been certified. In Kaufman a class was certified but that certification was subsequently vacated. A trial of the Kirk matter has concluded and the plaintiff’s appeal and the Company’s cross appeal are pending. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is not material to the condensed consolidated financial statements as a whole.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended March 31, 2016:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,098,470	$87,675	$21,076	$28,243
Specialty Insurance	103,040	12,243	1,248	1,615
Corporate	208	(24,326)	96	—
Eliminations	(6)	—	—	—
	$1,201,712	$75,592	$22,420	$29,858

For the three months ended March 31, 2015:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,019,773	$69,502	$19,526	$31,318
Specialty Insurance	94,535	17,171	1,206	755
Corporate	(2,827)	(27,725)	122	—
Eliminations	(397)	—	—	—
	$1,111,084	$58,948	$20,854	$32,073

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS AND MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “INTEND,” “PLAN,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” OR OTHER SIMILAR WORDS AND PHRASES OR FUTURE OR CONDITIONAL VERBS SUCH AS “WILL,” “MAY,” “MIGHT,” “SHOULD,” “WOULD,” OR “COULD.” THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS REGARDING FUTURE OPERATIONS, PERFORMANCE, FINANCIAL CONDITION, PROSPECTS, PLANS AND STRATEGIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS THAT MAY PROVE TO BE INCORRECT.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the Company’s critical accounting estimates since the filing of its Annual Report on Form 10-K for the year ended December 31, 2015. A summary of the Company’s accounting policies that it considers to be the most dependent on the application of estimates and assumptions can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Adopted Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued updated guidance intended to simplify the accounting for adjustments made to provisional amounts recognized in a business combination and eliminates the requirement to retrospectively account for those adjustments. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015 and applies prospectively to adjustments made to provisional amounts that occur after the effective date of this guidance with early adoption permitted for financial statements that have not been issued. The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

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

In April 2015, the FASB issued updated guidance intended to clarify the accounting treatment for cloud computing arrangements that include software licenses. Under the updated guidance, if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The Company elected to adopt the updated guidance prospectively for all arrangements entered into or materially modified after the effective date. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements. The financial statement line items impacted by the adoption of the updated guidance include other intangible assets, net and depreciation and amortization.  See Note 5 Other Intangible Assets to the condensed consolidated financial statements for further information on the Company’s internal-use software licenses.

In April 2015, the FASB issued updated guidance intended to simplify, and provide consistency to, the presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Pending Accounting Pronouncements

In March 2016, the FASB issued updated guidance intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification on the statement of cash flows.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  The Company is currently assessing the impact of the new guidance on its condensed consolidated financial statements.

In March 2016, the FASB issued updated guidance intended to clarify the guidance previously issued in May 2014 related to the recognition of revenue from contracts with customers.  The updated guidance is intended to improve the operability and understandability of the implementation guidance regarding principal versus agent considerations in a contract.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In March 2016, the FASB issued updated guidance intended to simplify the accounting treatment for investments that become qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  The Company expects the adoption of this guidance to have no impact on its condensed consolidated financial statements.

In February 2016, the FASB issued updated guidance that requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations. Under the updated guidance, lessees will be required to recognize a right-of-use asset and a liability to make lease payments and disclose key information about leasing arrangements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company is currently assessing the impact of the guidance on its condensed consolidated financial statements.

In January 2016, the FASB issued updated guidance intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  In addition to making other targeted improvements to current guidance, the updated guidance also requires all equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in the fair value recognized through net income. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted in certain circumstances. The Company is currently assessing the impact of the new guidance on its condensed consolidated financial statements.

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

The Company’s total revenues increased $90.6 million, or 8.2%, in the first quarter of 2016 when compared with the first quarter of 2015.  This increase was primarily attributable to an increase in agent premiums in the title insurance and services segment of $79.3 million, or 18.3%, in the first quarter of 2016 when compared to the first quarter of 2015.

According to the Mortgage Bankers Association’s April 18, 2016 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 3.6% in the first quarter of 2016 when compared with the first quarter of 2015. According to the MBA Forecast, the dollar amount of purchase originations increased 23.3% and refinance originations decreased 12.2%. This volume of domestic residential mortgage origination activity in the first quarter of 2016 contributed to an 8.8% increase in direct premiums and escrow fees from domestic residential purchase transactions and a 16.4% decrease in direct premiums and escrow fees from domestic refinance transactions in the first quarter of 2016 when compared to the first quarter of 2015.

During the first quarter of 2016, the level of domestic title orders opened per day by the Company’s direct title operations decreased by 11.6% when compared with the first quarter of 2015.  Refinance, residential purchase and commercial open orders per day decreased by 17.1%, 1.8% and 3.8%, respectively.

The Consumer Financial Protection Bureau (“CFPB”) has broad authority to regulate, among other areas, the mortgage and real estate markets in matters which impact consumers.  The CFPB has implemented regulations pertaining to the mortgage and settlement industries, including the TILA-RESPA integrated disclosure (TRID) rule.  Implementation of the TRID rule, which applies to certain mortgage loan transactions originated on or after October 3, 2015, has required extensive modifications to the process of closing a federally-regulated mortgage loan.  Compliance with the TRID rule also requires heightened coordination among market participants, including by settlement service providers, such as the Company and its agents, with lenders and others.  After experiencing some initial delays in closings, by the end of the fourth quarter of 2015, the Company’s direct residential business returned to its typical closing timeframes.  While extensive implementation efforts have been necessary, the TRID rule does not appear, to date, to have had material adverse effects on the Company’s financial results or operations.  The impact of the rule on the Company, its agents and the industries in which it operates is not fully known.

The Company recorded certain reclassifications and revisions to its condensed consolidated statements of income for the three months ended March 31, 2015.  For further discussion of these reclassifications and revisions, see Note 1 Basis of Condensed Consolidated Financial Statements, page 10.

Title Insurance and Services

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Revenues
Direct premiums and escrow fees	$404,039	$411,259	$(7,220)	(1.8)%
Agent premiums	512,245	432,920	79,325	18.3
Information and other	154,263	156,383	(2,120)	(1.4)
Net investment income	24,926	21,774	3,152	14.5
Net realized investment gains (losses)	2,997	(2,563)	5,560	216.9
	1,098,470	1,019,773	78,697	7.7
Expenses
Personnel costs	355,080	339,238	15,842	4.7
Premiums retained by agents	405,039	342,736	62,303	18.2
Other operating expenses	165,498	180,599	(15,101)	(8.4)
Provision for policy losses and other claims	50,516	55,550	(5,034)	(9.1)
Depreciation and amortization	21,076	19,526	1,550	7.9
Premium taxes	12,941	12,031	910	7.6
Interest	645	591	54	9.1
	1,010,795	950,271	60,524	6.4
Income before income taxes	$87,675	$69,502	$18,173	26.1%
Margins	8.0%	6.8%	1.2%	17.6%

Direct premiums and escrow fees were $404.0 million for the three months ended March 31, 2016, a decrease of $7.2 million, or 1.8%, when compared with the same period of the prior year. The decrease was primarily due to a decrease in domestic title orders closed, partially offset by an increase in the average revenues per closed order and one additional business day in the first quarter of 2016.  The average revenues per order closed was $1,943 for the three months ended March 31, 2016, an increase of 6.0% when compared with $1,834 for the three months ended March 31, 2015. The quarter over quarter increase in average revenues per order closed was primarily attributable to a shift in the mix of direct revenues generated from lower premium refinance products to higher premium commercial products and, to a lesser extent, higher residential real estate values, partially offset by fewer large commercial deals when compared to the three months ended March 31, 2015.  The Company’s direct title operations closed 193,100 title orders during the three months ended March 31, 2016, a decrease of 7.0% when compared with 207,600 title orders closed during the same period of the prior year. Domestic residential purchase orders closed per day were flat and domestic refinance orders closed per day decreased by 18.0%.

Agent premiums were $512.2 million for the three months ended March 31, 2016, an increase of $79.3 million, or 18.3%, when compared with the same period of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity. The increase in agent premiums quarter over quarter exceeded the 3.9% increase in the Company’s direct premiums and escrow fees in the fourth quarter of 2015 as compared with the fourth quarter of 2014 primarily due to the recent addition of key commercial and national agents and higher premium remittances from the southeastern portion of the United States.

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

Information and other revenues were $154.3 million for the three months ended March 31, 2016, a decrease of $2.1 million, or 1.4%, when compared with the same period of the prior year. The decrease was primarily attributable to lower demand for the Company’s default information products as a result of lower loss mitigation activities when compared with the same period of the prior year.

Net investment income totaled $24.9 million for the three months ended March 31, 2016, an increase of $3.2 million, or 14.5%, when compared with the same period of the prior year. The increase was primarily attributable to higher interest income from the investment portfolio due to higher average balances in the title insurance and services segment’s debt securities portfolio in the first quarter of 2016 when compared to the same period of the prior year.

Net realized investment gains totaled $3.0 million for the three months ended March 31, 2016 and were primarily from the sales of real estate and certain regional operations, partially offset by losses from the sales of equity securities. Net realized investment losses totaled $2.6 million for the three months ended March 31, 2015 and were primarily from the sales of equity securities, partially offset by gains from the sale of real estate.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $355.1 million for the three months ended March 31, 2016, an increase of $15.8 million, or 4.7%, when compared with the same period of the prior year.  The increase was primarily attributable to higher salary, share based compensation and employee benefit costs.  The higher salary costs were due to an increase in average salaries, higher average headcount and one additional payroll day in the first quarter of 2016.  The higher share based compensation costs were due to increased restricted stock units granted to employees during the first quarter of 2016 associated with 2015 performance.  The higher employee benefit costs were primarily due to higher paid medical claims when compared to the prior year.

Agents retained $405.0 million of title premiums generated by agency operations for the three months ended March 31, 2016, which compares with $342.7 million for the same period of the prior year. The percentage of title premiums retained by agents was 79.1% and 79.2% for the three months ended March 31, 2016 and 2015, respectively.

Other operating expenses for the title insurance and services segment were $165.5 million for the three months ended March 31, 2016, a decrease of $15.1 million, or 8.4%, when compared with the same period of the prior year.  The decrease was primarily due to lower production related costs, lower foreign currency transaction losses, and a recovery on an insurance claim.  Production related costs declined due to lower order volumes and an increase in the mix of revenues generated from products with lower production related expenses as a percentage of revenue.  The decrease in foreign currency transaction losses was due to the strengthening of the Canadian Dollar and Australian Dollar against the U.S. Dollar during the first quarter of 2016.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 5.5% and 6.6% for the three months ended March 31, 2016 and 2015, respectively.  The current quarter rate of 5.5% reflects the ultimate loss rate of 5.0% for the current policy year and a $4.7 million net increase in the loss reserve estimates for prior policy years. The first quarter of 2015 rate of 6.6% reflected the ultimate loss rate of 6.0% for the 2015 policy year and a $4.9 million net increase in the loss reserve estimates for prior policy years.

Depreciation and amortization expense was $21.1 million for the three months ended March 31, 2016, an increase of $1.6 million, or 7.9%, when compared with the same period of the prior year.  The increase was primarily attributable to the amortization expense associated with developed technology.

Premium taxes were $12.9 million and $12.0 million for the three months ended March 31, 2016 and 2015, respectively. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for the three months ended March 31, 2016 and 2015.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Pre-tax margins for the three months ended March 31, 2016 and 2015 were 8.0% and 6.8%, respectively.

Specialty Insurance

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Revenues
Direct premiums	$97,875	$90,153	$7,722	8.6%
Information and other	820	771	49	6.4
Net investment income	2,236	2,001	235	11.7
Net realized investment gains	2,109	1,610	499	31.0
	103,040	94,535	8,505	9.0
Expenses
Personnel costs	16,779	15,625	1,154	7.4
Other operating expenses	14,752	13,091	1,661	12.7
Provision for policy losses and other claims	56,582	46,004	10,578	23.0
Depreciation and amortization	1,248	1,206	42	3.5
Premium taxes	1,436	1,438	(2)	(0.1)
	90,797	77,364	13,433	17.4
Income before income taxes	$12,243	$17,171	$(4,928)	(28.7)%
Margins	11.9%	18.2%	(6.3)%	(34.6)%

Direct premiums were $97.9 million for the three months ended March 31, 2016, an increase of $7.7 million, or 8.6%, when compared with the same period of the prior year. The increase was driven by higher premiums earned in the home warranty business and, to a lesser extent, higher premiums earned in the property and casualty business.  The increase in the home warranty business was primarily in the renewal and real estate channels and was driven by an increase in the price charged for home warranty residential service contracts and an increase in the number of contracts issued.

Net realized investment gains totaled $2.1 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively.  The net realized gains in the first quarter of 2016 were primarily from the sale of real estate.  The net realized gains in the first quarter of 2015 were from the sales of debt and equity securities.

Personnel costs and other operating expenses were $31.5 million and $28.7 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $2.8 million, or 9.8%. The increase was primarily related to higher salary expense due to one additional payroll day in the first quarter of 2016 and higher average salaries, higher offshore labor expense related to increased customer support activities associated with the increased volume in the home warranty business, and higher advertising expense in the home warranty business.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 53.1% and 46.9% for the three months ended March 31, 2016 and 2015, respectively.  The increase in the claims rate was primarily attributable to higher contract servicing costs.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 67.8% and 59.1% for the three months ended March 31, 2016 and 2015, respectively.  The increase in the claims rate was primarily attributable to an increase in severity of claims.

Premium taxes were $1.4 million for the three months ended March 31, 2016 and 2015. Premium taxes as a percentage of specialty insurance segment premiums were 1.5% and 1.6% for the three months ended March 31, 2016 and 2015, respectively.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pre-tax margins for the three months ended March 31, 2016 and 2015 were 11.9% and 18.2%, respectively.

Corporate

	Three Months Ended March 31,
(in thousands, except percentages)	2016	2015	$ Change	% Change
Revenues
Net investment income (losses)	$208	$(2,827)	$3,035	107.4%
	208	(2,827)	3,035	107.4
Expenses
Personnel costs	10,853	11,260	(407)	(3.6)
Other operating expenses	6,431	6,475	(44)	(0.7)
Depreciation and amortization	96	122	(26)	(21.3)
Interest	7,154	7,041	113	1.6
	24,534	24,898	(364)	(1.5)
Loss before income taxes	$(24,326)	$(27,725)	$3,399	12.3%

Net investment income totaled $0.2 million for the three months ended March 31, 2016 and net investment losses totaled $2.8 million for the three months ended March 31, 2015.  The first quarter of 2015 was impacted by a one-time non-cash expense of $4.0 million related to the investments associated with the Company’s deferred compensation plan.

Eliminations

The Company’s inter-segment eliminations were not material for the three months ended March 31, 2016 and 2015.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 30.3% and 35.9% for the three months ended March 31, 2016 and 2015, respectively. The difference in the effective tax rates was primarily due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax income and changes in the ratio of permanent differences to income before income taxes.  The 2016 rate includes a benefit for the resolution of certain tax authority examinations and credits in current and prior years.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three months ended March 31, 2016 and 2015 was $52.7 million and $37.8 million, respectively. Net income attributable to the Company for the three months ended March 31, 2016 and 2015 was $52.5 million and $37.6 million, or $0.47 and $0.34 per diluted share, respectively.

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

Cash used for operating activities amounted to $56.4 million and $66.3 million for the three months ended March 31, 2016 and 2015, respectively, after claim payments, net of recoveries, of $114.0 million and $135.7 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2016 were purchases of debt and equity securities, capital expenditures and dividends to common stockholders. The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2015 were purchases of debt and equity securities, business acquisitions, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the three months ended March 31, 2016 and 2015 were proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The net effect of all activities on total cash and cash equivalents were decreases of $51.4 million and $311.7 million for the three months ended March 31, 2016 and 2015, respectively.

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

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.4 million remained as of March 31, 2016. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the three months ended March 31, 2016, the Company repurchased and retired 14 thousand shares of its common stock for a total purchase price of $454 thousand and as of March 31, 2016, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.6 million.

Holding Company.     First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of March 31, 2016, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries for the remainder of 2016, without prior approval from applicable regulators, was $549.8 million. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of March 31, 2016, the holding company’s sources of liquidity included $238.8 million of cash and cash equivalents and $700.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $700.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes. At March 31, 2016, the Company had no outstanding borrowings under the facility and was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During the three months ended March 31, 2016, the Company financed securities for funds received totaling $24.5 million under these agreements. As of March 31, 2016, no amounts remained outstanding under these agreements.

Notes and contracts payable as a percentage of total capitalization was 16.9% and 17.5% at March 31, 2016 and December 31, 2015, respectively.

Investment Portfolio.   The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of March 31, 2016, 91% of the Company’s investment portfolio consisted of fixed income securities, of which 64% were United States government-backed or rated AAA and 95% were rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from Standard & Poor’s Rating Services, DBRS, Inc., Fitch Ratings, Inc. and Moody’s Investor Service, Inc. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s investment portfolio at March 31, 2016, see Note 3 Debt and Equity Securities to the condensed consolidated financial statements.

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $7.0 billion and $6.6 billion at March 31, 2016 and December 31, 2015, respectively, of which $2.6 billion was held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $2.9 billion and $3.0 billion at March 31, 2016 and December 31, 2015, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.1 billion and $2.8 billion at March 31, 2016 and December 31, 2015, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

At March 31, 2016 and December 31, 2015, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $7.4 million and $8.2 million, respectively. The guarantee arrangements relate to promissory notes and other contracts that contingently require the Company to make payments to the guaranteed party upon the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential obligation under these guarantees totaled $7.4 million and $8.2 million at March 31, 2016 and December 31, 2015, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its condensed consolidated balance sheets related to these guarantees at March 31, 2016 and December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments on any significant scale to hedge these risks.

There have been no material changes in the Company’s market risks since the filing of its Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of March 31, 2016, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•	misclassified certain employees, including
•	Cruz v. First American Financial Corporation, et al., filed on November 25, 2015 and pending in the Superior Court of the State of California, County of Orange,
•	Sager v. Interthinx, Inc., filed on January 23, 2015 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	Weber v. Interthinx, Inc., et al., filed on April 17, 2015 and pending in the United States District Court for the Eastern District of Missouri.

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

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,
•	Downing v. First American Title Insurance Company, et al., filed on October 2, 2015 and pending in the United States District Court for the Northern District of Georgia,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,

•	McCormick v. First American Real Estate Services, Inc., et al., filed on December 31, 2015 and pending in the Superior Court of the State of California, County of Orange,
•	Nichols v. First American Financial Corporation, et al., filed on February 26, 2016 and pending in the United States District Court for the Eastern District of California,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	In re First American Home Buyers Protection Corporation, consolidated on October 9, 2014 and pending in the United States District Court for the Southern District of California.

All of these lawsuits, except Kaufman and Kirk, are putative class actions for which a class has not been certified. In Kaufman a class was certified but that certification was subsequently vacated. A trial of the Kirk matter has concluded and the plaintiff’s appeal and the Company’s cross appeal are pending. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is not material to the condensed consolidated financial statements as a whole.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of March 31, 2016 are $1.0 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

15. The Company’s pension plan is currently underfunded and pension expenses and funding obligations could increase significantly as a result of decreases in interest rates or weak performance of financial markets and its effect on plan assets

The Company is responsible for the obligations of its defined benefit pension plan. The plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008. The Company’s future funding obligations for this plan depend upon, among other factors, the future performance of assets held in trust for the plan and interest rates. The pension plan was underfunded as of March 31, 2016 by $82.0 million and the Company may need to make significant contributions to the plan. In addition, pension expenses and funding requirements may also be greater than currently anticipated if the market values of the assets held by the pension plan decline or if the other assumptions regarding plan earnings, expenses and interest rates require adjustment. The Company’s obligations under this plan could have a material adverse effect on its results of operations, financial condition and liquidity.

16. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $104.5 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

19. Systems damage, failures, interruptions and intrusions, and unauthorized data disclosures may disrupt the Company’s business, harm the Company’s reputation, result in material claims for damages or otherwise adversely affect the Company

The Company uses computer systems to receive, process, store and transmit business information, including highly sensitive non-public personal information as well as data from suppliers and other information upon which its business relies. It also uses these systems to manage substantial cash, investment assets, bank deposits, trust assets and escrow account balances on behalf of the Company and its customers, among other activities. Many of the Company’s products, services and solutions involving the use of real property related data are fully reliant on its systems and are only available electronically.  Accordingly, for a variety of reasons, the integrity of the Company’s computer systems and the protection of the information that resides on those systems are critically important to its successful operation.  The Company’s core computer systems are primarily located in two data centers.  The Company recently took over management of its primary data center and the secondary data center is maintained and managed by a third party.

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

20. Errors and fraud involving the transfer of funds may result in material financial losses or harm the Company’s reputation

The Company relies on its systems, employees and domestic and international banks to transfer funds. These transfers are susceptible to user input error, fraud, system interruptions, incorrect processing and similar errors that could result in lost funds or delayed transactions. The Company’s email and computer systems and systems used by its agents, customers and other parties involved in a transaction have been subject to, and are likely to continue to be the target of, fraudulent attacks, including attempts to cause the Company to improperly transfer funds. These attacks have increased in frequency and sophistication in recent years. Funds transferred to a fraudulent recipient are often not recoverable. In certain instances the Company may be liable for those unrecovered funds. The controls and procedures used by the Company to prevent transfer errors and fraud may prove inadequate, resulting in financial losses, reputational harm, loss of customers or other adverse consequences which could be material to the Company.

21. The Company may not be able to realize the benefits of its offshore operations

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

22. Acquisitions may have an adverse effect on our business

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

23. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of March 31, 2016, under such regulations, the maximum amount of dividends, loans and advances available in 2016 from these insurance subsidiaries, without prior approval from applicable regulators, was $549.8 million.

24. Certain provisions of the Company’s bylaws and certificate of incorporation may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that the Company’s stockholders might consider favorable

The Company’s bylaws and certificate of incorporation contain provisions that could be considered “anti-takeover” provisions because they make it harder for a third-party to acquire the Company without the consent of the Company’s incumbent board of directors. Under these provisions:

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

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2016, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by the Company on March 16, 2011 and expanded on March 11, 2014, which program has no expiration date, the Company may repurchase up to $250.0 million of the Company’s issued and outstanding common stock. The following table describes purchases by the Company under the share repurchase program which settled during each period set forth in the table. Prices in column (b) include commissions. Cumulatively the Company has repurchased $67.6 million (including commissions) of its shares and has the authority to repurchase an additional $182.4 million (including commissions) under the plan.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2016 to January 31, 2016	14,200	$32.00	14,200	$182,437,650
February 1, 2016 to February 29, 2016	—	$—	—	182,437,650
March 1, 2016 to March 31, 2016	—	$—	—	182,437,650
Total	14,200	$32.00	14,200	$182,437,650

Item 6.	Exhibits.

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

Date: April 21, 2016

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