Form 10-Q
period 2016-06-30
First American Financial Corp
filed 2016-07-21
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

On July 18, 2016, there were 109,717,650 shares of common stock outstanding.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$1,241,814	$1,027,321
Accounts and accrued income receivable, net	285,519	256,731
Income taxes receivable	3,876	1,067
Investments:
Deposits with banks	21,746	23,224
Debt securities, includes pledged securities of $117,647 and $122,441	4,542,421	4,279,347
Equity securities	362,266	321,285
Other investments	160,432	161,177
	5,086,865	4,785,033
Property and equipment, net	413,174	409,973
Title plants and other indexes	562,852	554,923
Deferred income taxes	22,020	22,020
Goodwill	982,834	964,342
Other intangible assets, net	50,932	48,114
Other assets	186,827	180,777
	$8,836,713	$8,250,301
Liabilities and Equity
Deposits	$3,100,365	$2,699,015
Accounts payable and accrued liabilities	825,130	876,087
Deferred revenue	211,935	207,929
Reserve for known and incurred but not reported claims	994,764	983,880
Income taxes payable	47,976	7,576
Deferred income taxes	133,097	133,097
Notes and contracts payable	579,474	581,052
	5,892,741	5,488,636
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—109,699 shares and 109,098 shares	1	1
Additional paid-in capital	2,173,632	2,150,813
Retained earnings	943,198	846,691
Accumulated other comprehensive loss	(175,769)	(239,003)
Total stockholders’ equity	2,941,062	2,758,502
Noncontrolling interests	2,910	3,163
Total equity	2,943,972	2,761,665
	$8,836,713	$8,250,301

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Direct premiums and escrow fees	$623,975	$609,606	$1,125,889	$1,111,018
Agent premiums	515,792	501,613	1,028,037	934,533
Information and other	182,771	180,838	337,848	337,985
Net investment income	30,925	27,864	58,295	48,422
Net realized investment gains	8,070	3,868	13,176	2,915
	1,361,533	1,323,789	2,563,245	2,434,873
Expenses
Personnel costs	417,725	407,452	800,437	773,575
Premiums retained by agents	403,669	395,278	808,708	738,014
Other operating expenses	216,361	211,824	403,036	411,982
Provision for policy losses and other claims	122,360	122,870	229,458	224,424
Depreciation and amortization	23,994	21,463	46,414	42,317
Premium taxes	16,027	16,012	30,404	29,481
Interest	7,790	7,268	15,589	14,510
	1,207,926	1,182,167	2,334,046	2,234,303
Income before income taxes	153,607	141,622	229,199	200,570
Income taxes	51,156	48,043	74,076	69,195
Net income	102,451	93,579	155,123	131,375
Less: Net income attributable to noncontrolling interests	302	232	473	396
Net income attributable to the Company	$102,149	$93,347	$154,650	$130,979
Net income per share attributable to the Company's stockholders (Note 8):
Basic	$0.92	$0.86	$1.40	$1.21
Diluted	$0.92	$0.85	$1.40	$1.19
Cash dividends declared per share	$0.26	$0.25	$0.52	$0.50
Weighted-average common shares outstanding (Note 8):
Basic	110,480	108,459	110,327	108,102
Diluted	110,978	109,796	110,842	109,586

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$102,451	$93,579	$155,123	$131,375
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	17,681	(28,506)	49,508	(8,432)
Foreign currency translation adjustment	(5,579)	4,866	6,525	(13,794)
Pension benefit adjustment	3,621	4,601	7,217	9,202
Total other comprehensive income (loss), net of tax	15,723	(19,039)	63,250	(13,024)
Comprehensive income	118,174	74,540	218,373	118,351
Less: Comprehensive income attributable to noncontrolling interests	272	227	489	390
Comprehensive income attributable to the Company	$117,902	$74,313	$217,884	$117,961

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2015	109,098	$1	$2,150,813	$846,691	$(239,003)	$2,758,502	$3,163	$2,761,665
Net income for six months ended June 30, 2016	—	—	—	154,650	—	154,650	473	155,123
Dividends on common shares	—	—	—	(56,897)	—	(56,897)	—	(56,897)
Purchase of Company shares	(14)	—	(454)	—	—	(454)	—	(454)
Shares issued in connection with share-based compensation plans	615	—	1,331	(1,246)	—	85	—	85
Share-based compensation	—	—	21,968	—	—	21,968	—	21,968
Net activity related to noncontrolling interests	—	—	(26)	—	—	(26)	(742)	(768)
Other comprehensive income (Note 12)	—	—	—	—	63,234	63,234	16	63,250
Balance at June 30, 2016	109,699	$1	$2,173,632	$943,198	$(175,769)	$2,941,062	$2,910	$2,943,972

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$155,123	$131,375
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	229,458	224,424
Depreciation and amortization	46,414	42,317
Amortization of premiums and accretion of discounts on debt securities, net	13,082	14,045
Excess tax benefits from share-based compensation	(3,137)	(8,417)
Net realized investment gains	(13,176)	(2,915)
Share-based compensation	21,968	15,563
Equity in earnings of affiliates, net	(3,018)	(4,880)
Dividends from equity method investments	3,749	5,940
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(225,568)	(251,542)
Net change in income tax accounts	7,486	37,875
Increase in accounts and accrued income receivable	(24,946)	(20,961)
Decrease in accounts payable and accrued liabilities	(60,826)	(26,188)
Increase (decrease) in deferred revenue	3,895	(955)
Other, net	(4,118)	11,262
Cash provided by operating activities	146,386	166,943
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(18,432)	(25,929)
Net decrease in deposits with banks	968	2,959
Purchases of debt and equity securities	(899,629)	(1,207,037)
Proceeds from sales of debt and equity securities	259,915	344,170
Proceeds from maturities of debt securities	436,125	263,015
Net change in other investments	2,346	4,509
Capital expenditures	(60,939)	(61,837)
Proceeds from sales of property and equipment	8,787	16,608
Cash used for investing activities	(270,859)	(663,542)
Cash flows from financing activities:
Net change in deposits	401,350	632,579
Repayment of debt	(2,329)	(2,623)
Net activity related to noncontrolling interests	(768)	(679)
Excess tax benefits from share-based compensation	3,137	8,417
Net payments in connection with share-based compensation plans	(3,052)	(4,328)
Purchase of Company shares	(454)	—
Cash dividends	(56,897)	(54,121)
Cash provided by financing activities	340,987	579,245
Effect of exchange rate changes on cash	(2,021)	(3,066)
Net increase in cash and cash equivalents	214,493	79,580
Cash and cash equivalents—Beginning of period	1,027,321	1,190,080
Cash and cash equivalents—End of period	$1,241,814	$1,269,660
Supplemental information:
Cash paid during the period for:
Interest	$14,537	$14,664
Premium taxes	$40,340	$34,043
Income taxes, less refunds of $699 and $713	$66,562	$30,973

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

During the fourth quarter of 2015, the Company reclassified certain revenues and expenses related to closing protection letters and temporary labor costs.  The impact to the Company’s title insurance and services segment for the three and six months ended June 30, 2015 included decreases to direct premiums and escrow fees and increases to agent premiums of $8.5 million and $15.1 million, increases to personnel costs of $10.5 million and $18.5 million, increases to premiums retained by agents of $0.5 million and $0.7 million and decreases to other operating expenses of $11.0 million and $19.2 million, respectively.  The impact to the Company’s specialty insurance segment for the three and six months ended June 30, 2015 included increases to personnel costs and decreases to other operating expenses of $0.3 million and $0.5 million, respectively.

Also, during the fourth quarter of 2015, the Company identified certain non-risk based revenues included within direct premiums and escrow fees that should have been reflected in information and other.  To correct for this error, these revenues were reclassified from direct premiums and escrow fees to information and other. The revision to the Company’s title insurance and services segment for the three and six months ended June 30, 2015 resulted in a decrease to direct premiums and escrow fees and an increase to information and other of $10.3 million and $20.8 million, respectively.

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

Pending Accounting Pronouncements

In June 2016, the FASB issued updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently assessing the impact of the new guidance on its condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

In May 2016, the FASB issued updated guidance intended to clarify the guidance previously issued in May 2014 related to the recognition of revenue from contracts with customers. The updated guidance includes narrow-scope improvements intended to address implementation issues and to provide additional practical expedients in the guidance. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In April 2016, the FASB issued updated guidance intended to clarify the guidance previously issued in May 2014 related to the recognition of revenue from contracts with customers. The updated guidance is intended to reduce the cost and complexity of applying the guidance on identifying promised goods or services in a contract and to improve the operability and understandability of the implementation guidance regarding the licensing of intellectual property. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

In January 2016, the FASB issued updated guidance intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  In addition to making other targeted improvements to current guidance, the updated guidance also requires all equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in the fair value recognized through net income. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted in certain circumstances. While the Company expects the adoption of this guidance to impact its condensed consolidated statements of income, the materiality of the impact will depend upon the size of, and level of volatility experienced within, the Company’s equity portfolio.

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

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $8.0 billion and $6.6 billion at June 30, 2016 and December 31, 2015, respectively, of which $3.0 billion and $2.6 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.1 billion and $3.0 billion at June 30, 2016 and December 31, 2015, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.2 billion and $2.8 billion at June 30, 2016 and December 31, 2015, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 3 – Debt and Equity Securities

Investments in debt securities, classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		Gains	Losses
June 30, 2016
U.S. Treasury bonds	$121,611	$2,777	$—	$124,388
Municipal bonds	743,942	23,407	(434)	766,915
Foreign government bonds	141,315	2,058	(56)	143,317
Governmental agency bonds	338,201	3,554	—	341,755
Governmental agency mortgage-backed securities	2,207,589	15,830	(5,607)	2,217,812
U.S. corporate debt securities	701,935	19,582	(3,135)	718,382
Foreign corporate debt securities	226,227	4,736	(1,111)	229,852
	$4,480,820	$71,944	$(10,343)	$4,542,421
December 31, 2015
U.S. Treasury bonds	$130,252	$421	$(1,301)	$129,372
Municipal bonds	692,000	12,640	(845)	703,795
Foreign government bonds	129,984	1,132	(1,015)	130,101
Governmental agency bonds	419,869	1,023	(2,801)	418,091
Governmental agency mortgage-backed securities	2,065,728	4,984	(15,039)	2,055,673
U.S. corporate debt securities	642,869	4,297	(12,483)	634,683
Foreign corporate debt securities	210,162	1,248	(3,778)	207,632
	$4,290,864	$25,745	$(37,262)	$4,279,347

Investments in equity securities, classified as available-for-sale, are as follows:

	Cost	Gross unrealized		Estimated fair value
(in thousands)		Gains	Losses
June 30, 2016
Preferred stocks	$19,558	$195	$(4,584)	$15,169
Common stocks	340,638	14,421	(7,962)	347,097
	$360,196	$14,616	$(12,546)	$362,266
December 31, 2015
Preferred stocks	$18,305	$420	$(3,258)	$15,467
Common stocks	307,429	13,103	(14,714)	305,818
	$325,734	$13,523	$(17,972)	$321,285

Sales of debt and equity securities resulted in realized gains of $12.2 million and $1.5 million and realized losses of $4.6 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and realized gains of $13.2 million and $5.1 million and realized losses of $7.0 million and $6.6 million for the six months ended June 30, 2016 and 2015, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Gross unrealized losses on investments in debt and equity securities are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2016
Debt securities:
Municipal bonds	$41,605	$(312)	$13,668	$(122)	$55,273	$(434)
Foreign government bonds	8,389	(11)	3,506	(45)	11,895	(56)
Governmental agency mortgage-backed securities	749,708	(2,898)	281,816	(2,709)	1,031,524	(5,607)
U.S. corporate debt securities	73,749	(1,192)	51,399	(1,943)	125,148	(3,135)
Foreign corporate debt securities	24,080	(549)	20,101	(562)	44,181	(1,111)
Total debt securities	897,531	(4,962)	370,490	(5,381)	1,268,021	(10,343)
Equity securities	41,343	(1,199)	72,578	(11,347)	113,921	(12,546)
Total	$938,874	$(6,161)	$443,068	$(16,728)	$1,381,942	$(22,889)
December 31, 2015
Debt securities:
U.S. Treasury bonds	$105,701	$(1,285)	$1,654	$(16)	$107,355	$(1,301)
Municipal bonds	133,465	(733)	13,190	(112)	146,655	(845)
Foreign government bonds	13,601	(890)	267	(125)	13,868	(1,015)
Governmental agency bonds	191,035	(2,497)	18,237	(304)	209,272	(2,801)
Governmental agency mortgage-backed securities	1,096,301	(9,424)	213,020	(5,615)	1,309,321	(15,039)
U.S. corporate debt securities	361,842	(11,272)	13,511	(1,211)	375,353	(12,483)
Foreign corporate debt securities	102,801	(2,725)	11,246	(1,053)	114,047	(3,778)
Total debt securities	2,004,746	(28,826)	271,125	(8,436)	2,275,871	(37,262)
Equity securities	191,248	(12,068)	31,974	(5,904)	223,222	(17,972)
Total	$2,195,994	$(40,894)	$303,099	$(14,340)	$2,499,093	$(55,234)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at June 30, 2016, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$27,855	$64,029	$13,800	$15,927	$121,611
Estimated fair value	$27,870	$64,603	$14,331	$17,584	$124,388
Municipal bonds
Amortized cost	$44,059	$326,255	$223,201	$150,427	$743,942
Estimated fair value	$44,127	$333,004	$231,647	$158,137	$766,915
Foreign government bonds
Amortized cost	$12,314	$109,665	$10,968	$8,368	$141,315
Estimated fair value	$12,347	$110,912	$11,318	$8,740	$143,317
Governmental agency bonds
Amortized cost	$20,842	$207,230	$73,135	$36,994	$338,201
Estimated fair value	$20,864	$207,870	$73,760	$39,261	$341,755
U.S. corporate debt securities
Amortized cost	$15,137	$324,828	$287,199	$74,771	$701,935
Estimated fair value	$15,205	$331,095	$292,749	$79,333	$718,382
Foreign corporate debt securities
Amortized cost	$7,109	$110,605	$95,282	$13,231	$226,227
Estimated fair value	$7,103	$111,978	$96,637	$14,134	$229,852
Total debt securities excluding mortgage-backed securities
Amortized cost	$127,316	$1,142,612	$703,585	$299,718	$2,273,231
Estimated fair value	$127,516	$1,159,462	$720,442	$317,189	$2,324,609
Total mortgage-backed securities
Amortized cost					$2,207,589
Estimated fair value					$2,217,812
Total debt securities
Amortized cost					$4,480,820
Estimated fair value					$4,542,421

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity because borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the investment portfolio at June 30, 2016, by credit rating, is as follows:

	A- Ratings or higher		BBB+ to BBB- Ratings		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
June 30, 2016
Debt securities:
U.S. Treasury bonds	$124,388	100.0	$—	—	$—	—	$124,388	100.0
Municipal bonds	733,263	95.5	27,446	3.5	6,206	1.0	766,915	100.0
Foreign government bonds	129,866	90.6	9,930	6.9	3,521	2.5	143,317	100.0
Governmental agency bonds	341,755	100.0	—	—	—	—	341,755	100.0
Governmental agency mortgage-backed securities	2,217,812	100.0	—	—	—	—	2,217,812	100.0
U.S. corporate debt securities	308,868	43.0	202,157	28.1	207,357	28.9	718,382	100.0
Foreign corporate debt securities	118,692	51.6	74,241	32.3	36,919	16.1	229,852	100.0
Total debt securities	3,974,644	87.5	313,774	6.9	254,003	5.6	4,542,421	100.0
Preferred stocks	—	—	8,866	58.4	6,303	41.6	15,169	100.0
Total	$3,974,644	87.2	$322,640	7.1	$260,306	5.7	$4,557,590	100.0

As of June 30, 2016, the estimated fair value of total debt securities included $144.2 million of bank loans, of which $134.1 million was non-investment grade; $103.4 million of high yield corporate debt securities, all of which was non-investment grade; and $53.7 million of emerging market debt securities, of which $10.3 million was non-investment grade.

The composition of the investment portfolio in an unrealized loss position at June 30, 2016, by credit rating, is as follows:

	A- Ratings or higher		BBB+ to BBB- Ratings		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
June 30, 2016
Debt securities:
Municipal bonds	$49,907	90.2	$1,634	3.0	$3,732	6.8	$55,273	100.0
Foreign government bonds	9,435	79.3	1,033	8.7	1,427	12.0	11,895	100.0
Governmental agency mortgage-backed securities	1,031,524	100.0	—	—	—	—	1,031,524	100.0
U.S. corporate debt securities	13,722	11.0	29,183	23.3	82,243	65.7	125,148	100.0
Foreign corporate debt securities	2,898	6.6	18,155	41.1	23,128	52.3	44,181	100.0
Total debt securities	1,107,486	87.4	50,005	3.9	110,530	8.7	1,268,021	100.0
Preferred stocks	—	—	8,866	59.3	6,093	40.7	14,959	100.0
Total	$1,107,486	86.3	$58,871	4.6	$116,623	9.1	$1,282,980	100.0

As of June 30, 2016, the estimated fair value of total debt securities in an unrealized loss position included $50.8 million of bank loans, of which $46.3 million was non-investment grade; $54.0 million of high yield corporate debt securities, all of which was non-investment grade; and $9.5 million of emerging market debt securities, of which $6.5 million was non-investment grade.

The credit ratings in the above tables reflect published ratings obtained from Standard & Poor’s Rating Services, DBRS, Inc., Fitch Ratings, Inc. and Moody’s Investor Services, Inc.  If a security was rated differently among the rating agencies, the lowest rating was selected. Governmental agency mortgage-backed securities are not rated by any of the ratings agencies; however, these securities have been included in the above table in the A- Ratings or higher category because the payments of principal and interest are guaranteed by the governmental agency that issued the security.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 4 – Goodwill

A summary of the changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2016, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2015	$917,577	$46,765	$964,342
Acquisitions	16,992	—	16,992
Foreign currency translation	1,821	—	1,821
Other adjustments	(321)	—	(321)
Balance as of June 30, 2016	$936,069	$46,765	$982,834

The Company’s four reporting units for purposes of assessing impairment are title insurance, home warranty, property and casualty insurance and trust and other services. During the six months ended June 30, 2016 there were no triggering events that would require an impairment analysis. There is no accumulated impairment for goodwill as the Company has never recognized impairment to any of its reporting units.

Note 5 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	June 30, 2016	December 31, 2015
Finite-lived intangible assets:
Customer relationships	$94,265	$93,572
Noncompete agreements	27,519	26,963
Trademarks	9,376	9,341
Internal-use software licenses	7,905	—
Patents	2,840	2,840
	141,905	132,716
Accumulated amortization	(107,857)	(101,479)
	34,048	31,237
Indefinite-lived intangible assets:
Licenses	16,884	16,877
	$50,932	$48,114

Amortization expense for finite-lived intangible assets was $3.2 million and $5.6 million for the three and six months ended June 30, 2016, respectively, and $2.4 million and $4.8 million for the three and six months ended June 30, 2015, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2016	$5,800
2017	$9,449
2018	$6,544
2019	$4,295
2020	$2,551
2021	$1,143

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 6 – Reserve for Known and Incurred But Not Reported Claims

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	June 30, 2016		December 31, 2015
Known title claims	$76,767	7.7%	$87,543	8.9%
Incurred but not reported claims	856,577	86.1%	844,364	85.8%
Total title claims	933,344	93.8%	931,907	94.7%
Non-title claims	61,420	6.2%	51,973	5.3%
Total loss reserves	$994,764	100.0%	$983,880	100.0%

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 5.5% for the three and six months ended June 30, 2016 compared to 6.6% for the three and six months ended June 30, 2015. The current quarter rate of 5.5% reflects the ultimate loss rate of 5.0% for the current policy year and a $5.2 million net increase in the loss reserve estimates for prior policy years. The second quarter of 2015 rate of 6.6% reflected the ultimate loss rate of 6.0% for the 2015 policy year and a $5.7 million net increase in the loss reserve estimates for prior policy years.

Note 7 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 33.3% and 32.3% for the three and six months ended June 30, 2016, respectively, and 33.9% and 34.5% for the three and six months ended June 30, 2015, respectively. The effective tax rates differ from the statutory federal rate of 35% primarily due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax income and changes in the ratio of permanent differences to income before income taxes. The rates for both the three and six months ended June 30, 2016 include a benefit for the resolution of certain tax authority examinations and tax credits in current and prior years.

In connection with the Company’s June 2010 spin-off from its prior parent, which subsequently assumed the name CoreLogic, Inc. (“CoreLogic”), it entered into a tax sharing agreement which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At June 30, 2016 and December 31, 2015, the Company had a net payable to CoreLogic of $37.1 million and $36.5 million, respectively, related to tax matters prior to the spin-off. This amount is included in the Company’s condensed consolidated balance sheets in accounts payable and accrued liabilities. The increase during the current year was primarily the result of an additional accrual for tax matters prior to the spin-off.

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

As of June 30, 2016 and December 31, 2015, the liability for income taxes associated with uncertain tax positions was $26.3 million and $23.8 million, respectively. The net increase in the liability during 2016 was primarily attributable to reserves for tax positions taken by the Company. As of June 30, 2016 and December 31, 2015, the liabilities could be reduced by $3.4 million of offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes. The net amounts of $22.9 million and $20.4 million as of June 30, 2016 and December 31, 2015, respectively, if recognized, would favorably affect the Company’s effective tax rate.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of June 30, 2016 and December 31, 2015, the Company had accrued $9.3 million and $9.7 million, respectively, of interest and penalties (net of tax benefits of $4.3 million and $4.1 million, respectively) related to uncertain tax positions.

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

Note 8 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Numerator
Net income attributable to the Company	$102,149	$93,347	$154,650	$130,979
Less: dividends and undistributed earnings allocated to unvested restricted stock units (“RSUs”)	—	88	—	150
Net income allocated to common stockholders	$102,149	$93,259	$154,650	$130,829
Denominator
Basic weighted-average shares	110,480	108,459	110,327	108,102
Effect of dilutive employee stock options and RSUs	498	1,337	515	1,484
Diluted weighted-average shares	110,978	109,796	110,842	109,586
Net income per share attributable to the Company’s stockholders
Basic	$0.92	$0.86	$1.40	$1.21
Diluted	$0.92	$0.85	$1.40	$1.19

For the three and six months ended June 30, 2016, 2 thousand and 1 thousand, respectively, of RSUs were excluded from weighted-average diluted common shares outstanding due to their antidilutive effect. For the three and six months ended June 30, 2015, 4 thousand and 2 thousand, respectively, of RSUs were excluded from weighted-average diluted common shares outstanding due to their antidilutive effect.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Employee Benefit Plans

Net periodic cost related to the Company’s funded defined benefit pension and unfunded supplemental benefit plans includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Expense:
Service costs	$260	$390	$521	$780
Interest costs	6,037	7,009	12,001	14,018
Expected return on plan assets	(3,073)	(5,448)	(6,167)	(10,896)
Amortization of net actuarial loss	7,073	8,492	14,110	16,984
Amortization of prior service credit	(1,211)	(1,041)	(2,422)	(2,082)
	$9,086	$9,402	$18,043	$18,804

Pension termination and settlement

In May 2016, the Company’s board of directors terminated the Company’s funded defined benefit pension plan known as the First American Financial Corporation Pension Plan (the “Pension Plan”) effective as of July 31, 2016.  The Pension Plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008.  Also, in May 2016, a subsidiary of the Company terminated its small regional funded defined benefit pension plan effective as of August 31, 2016.  The Company expects the termination of both pension plans to occur over a similar timeframe.  Upon completion of these terminations, the Company will have no remaining funded defined benefit pension plan obligations.  All financial impacts discussed below reflect the termination of both pension plans.

The Pension Plan offers participants annuity payments based on a number of factors.  The Pension Plan will also offer an alternative lump sum distribution to certain participants. After certain regulatory approvals are obtained, the Company will provide additional cash contributions to the Pension Plan to ensure that sufficient assets are available to make lump sum distribution payments, purchase group annuity contracts from one or more highly rated insurance companies to pay and administer future benefit payments, and complete other transactions required to terminate the Pension Plan in a manner that fully meets its obligations to all participants.  The total amount of additional cash contributions required to be provided by the Company will depend upon changes in interest rates, Pension Plan asset returns, the lump sum election rate, and other factors.  To sufficiently fund the Pension Plan, the Company expects to make additional cash contributions totaling approximately $100 million, in addition to paying other termination related expenses.

As of December 31, 2015, the Company reported net unrealized losses of $197 million, before tax, in accumulated other comprehensive loss on its consolidated balance sheet related to the Pension Plan.  These net unrealized losses, as well as other expenses estimated to be approximately $15 million, before tax, will be recognized in the Company’s consolidated statement of income in two separate quarters as payments are made, initially to settle lump sum elections, and later to purchase group annuity contracts.  The Company expects to make distributions to participants electing lump sum payouts and to recognize approximately $81 million in net unrealized losses during the fourth quarter of 2016.  The Company expects to complete the transfer of all remaining liabilities and administrative responsibilities related to the Pension Plan to one or more highly rated insurance companies and to recognize approximately $131 million in net unrealized losses and other expenses by the end of the third quarter of 2017. The preceding information related to the expected amounts and timing of pension termination expenses to be recognized are estimates based on net unrealized losses as of December 31, 2015 and actual amounts recognized may differ due to changes in interest rates, Pension Plan asset returns, the lump sum election rate, and other factors.

Certain aspects of the transactions required to terminate the Pension Plan and settle its obligations are subject to regulatory review.

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of June 30, 2016 and December 31, 2015:

(in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2016
Assets:
Debt securities:
U.S. Treasury bonds	$124,388	$—	$124,388	$—
Municipal bonds	766,915	—	766,915	—
Foreign government bonds	143,317	—	143,317	—
Governmental agency bonds	341,755	—	341,755	—
Governmental agency mortgage-backed securities	2,217,812	—	2,217,812	—
U.S. corporate debt securities	718,382	—	703,889	14,493
Foreign corporate debt securities	229,852	—	229,129	723
	4,542,421	—	4,527,205	15,216
Equity securities:
Preferred stocks	15,169	15,169	—	—
Common stocks	347,097	347,097	—	—
	362,266	362,266	—	—
Total assets	$4,904,687	$362,266	$4,527,205	$15,216

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2015
Assets:
Debt securities:
U.S. Treasury bonds	$129,372	$—	$129,372	$—
Municipal bonds	703,795	—	703,795	—
Foreign government bonds	130,101	—	130,101	—
Governmental agency bonds	418,091	—	418,091	—
Governmental agency mortgage-backed securities	2,055,673	—	2,055,673	—
U.S. corporate debt securities	634,683	—	591,116	43,567
Foreign corporate debt securities	207,632	—	201,060	6,572
	4,279,347	—	4,229,208	50,139
Equity securities:
Preferred stocks	15,467	15,467	—	—
Common stocks	305,818	305,818	—	—
	321,285	321,285	—	—
Total assets	$4,600,632	$321,285	$4,229,208	$50,139

There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2016 and 2015. Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  For the three and six months ended June 30, 2016 and 2015, transfers between Level 2 and Level 3 were based on market liquidity and related transparency of pricing and associated observable inputs for certain of the Company’s corporate debt securities. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three months ended June 30, 2016 and 2015:

	June 30, 2016			June 30, 2015
(in thousands)	U.S. corporate debt securities	Foreign corporate debt securities	Total	U.S. corporate debt securities	Foreign corporate debt securities	Total
Fair value at beginning of period	$14,993	$1,332	$16,325	$30,031	$2,535	$32,566
Transfers into Level 3	2,948	—	2,948	1,030	1,474	2,504
Transfers out of Level 3	(5,840)	(762)	(6,602)	(24,063)	(2,020)	(26,083)
Net realized and unrealized gains (losses):
Included in earnings	(36)	—	(36)	(43)	—	(43)
Included in other comprehensive income (loss)	179	55	234	(193)	(12)	(205)
Purchases	4,640	100	4,740	4,415	73	4,488
Sales	(1,446)	—	(1,446)	(481)	—	(481)
Settlements	(945)	(2)	(947)	(1,382)	(6)	(1,388)
Fair value at end of period	$14,493	$723	$15,216	$9,314	$2,044	$11,358
Unrealized gains (losses) included in earnings for the period relating to Level 3 assets that were still held at the end of the period:
Net realized investment gains (losses)	$—	$—	$—	$—	$—	$—

The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the six months ended June 30, 2016 and 2015:

	June 30, 2016			June 30, 2015
(in thousands)	U.S. corporate debt securities	Foreign corporate debt securities	Total	U.S. corporate debt securities	Foreign corporate debt securities	Non-agency mortgage-backed securities	Total
Fair value at beginning of period	$43,567	$6,572	$50,139	$—	$—	$16,538	$16,538
Transfers into Level 3	857	—	857	1,030	1,474	—	2,504
Transfers out of Level 3	(33,372)	(3,773)	(37,145)	(24,063)	(2,020)	—	(26,083)
Net realized and unrealized gains (losses):
Included in earnings	(111)	(35)	(146)	(41)	—	(1,015)	(1,056)
Included in other comprehensive income (loss)	667	(9)	658	37	7	(589)	(545)
Purchases	7,993	100	8,093	34,454	2,591	—	37,045
Sales	(3,473)	(1,049)	(4,522)	(653)	—	(14,934)	(15,587)
Settlements	(1,635)	(1,083)	(2,718)	(1,450)	(8)	—	(1,458)
Fair value at end of period	$14,493	$723	$15,216	$9,314	$2,044	$—	$11,358
Unrealized gains (losses) included in earnings for the period relating to Level 3 assets that were still held at the end of the period:
Net realized investment gains (losses)	$(5)	$—	$(5)	$—	$—	$—	$—

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of June 30, 2016 and December 31, 2015:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
June 30, 2016
Assets:
Cash and cash equivalents	$1,241,814	$1,241,814	$1,241,814	$—	$—
Deposits with banks	$21,746	$21,733	$721	$21,012	$—
Notes receivable, net	$7,159	$6,897	$—	$—	$6,897
Liabilities:
Deposits	$3,100,365	$3,100,365	$3,100,365	$—	$—
Notes and contracts payable	$579,474	$607,757	$—	$601,049	$6,708

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2015
Assets:
Cash and cash equivalents	$1,027,321	$1,027,321	$1,027,321	$—	$—
Deposits with banks	$23,224	$23,211	$1,103	$22,108	$—
Notes receivable, net	$5,866	$5,791	$—	$—	$5,791
Liabilities:
Deposits	$2,699,015	$2,699,015	$2,699,015	$—	$—
Notes and contracts payable	$581,052	$590,970	$—	$583,893	$7,077

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 11 – Share-Based Compensation

The following table presents compensation expense associated with the Company’s share-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Expense:
RSUs	$5,384	$4,117	$20,365	$14,219
Stock options	68	68	135	135
Employee stock purchase plan	658	520	1,468	1,209
	$6,110	$4,705	$21,968	$15,563

The following table summarizes RSU activity for the six months ended June 30, 2016:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2015	1,354	$29.20
Granted during 2016	925	$36.79
Vested during 2016	(703)	$30.78
Forfeited during 2016	(12)	$30.57
RSUs unvested at June 30, 2016	1,564	$32.97

The following table summarizes stock option activity for the six months ended June 30, 2016:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2015	132	$27.66
Exercised during 2016	—	$—
Balance at June 30, 2016	132	$27.66	7.5 years	$1,662
Vested and expected to vest at June 30, 2016	132	$27.66	7.5 years	$1,662
Exercisable at June 30, 2016	66	$27.66	7.5 years	$831

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 12 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the six months ended June 30, 2016:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2015	$(16,401)	$(57,242)	$(165,357)	$(239,000)
Change in unrealized gains (losses) on securities	79,638	—	—	79,638
Change in foreign currency translation adjustment	—	6,525	—	6,525
Amortization of net actuarial loss	—	—	14,110	14,110
Amortization of prior service cost	—	—	(2,422)	(2,422)
Tax effect	(30,130)	—	(4,471)	(34,601)
Balance at June 30, 2016	$33,107	$(50,717)	$(158,140)	$(175,750)
Allocated to the Company	$33,088	$(50,717)	$(158,140)	$(175,769)
Allocated to noncontrolling interests	19	—	—	19
Balance at June 30, 2016	$33,107	$(50,717)	$(158,140)	$(175,750)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended June 30, 2016 and 2015:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended June 30, 2016
Pretax change before reclassifications	$34,987	$(5,579)	$—	$29,408
Reclassifications out of AOCI	(7,242)	—	5,862	(1,380)
Tax effect	(10,064)	—	(2,241)	(12,305)
Total other comprehensive income (loss), net of tax	$17,681	$(5,579)	$3,621	$15,723
Three Months Ended June 30, 2015
Pretax change before reclassifications	$(42,784)	$4,866	$—	$(37,918)
Reclassifications out of AOCI	(1,039)	—	7,451	6,412
Tax effect	15,317	—	(2,850)	12,467
Total other comprehensive income (loss), net of tax	$(28,506)	$4,866	$4,601	$(19,039)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2016 and 2015:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Six Months Ended June 30, 2016
Pretax change before reclassifications	$84,781	$6,525	$—	$91,306
Reclassifications out of AOCI	(5,143)	—	11,688	6,545
Tax effect	(30,130)	—	(4,471)	(34,601)
Total other comprehensive income (loss), net of tax	$49,508	$6,525	$7,217	$63,250
Six Months Ended June 30, 2015
Pretax change before reclassifications	$(14,351)	$(13,794)	$—	$(28,145)
Reclassifications out of AOCI	1,652	—	14,902	16,554
Tax effect	4,267	—	(5,700)	(1,433)
Total other comprehensive income (loss), net of tax	$(8,432)	$(13,794)	$9,202	$(13,024)

The following table presents the effect of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Amounts reclassified from accumulated other comprehensive income (loss)
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the condensed
	2016	2015	2016	2015	consolidated statements of income
Unrealized gains (losses) on securities:
Net realized gains (losses) on sales of securities	$7,242	$1,039	$5,628	$(1,652)	Net realized investment gains
Net other-than-temporary impairment losses	—	—	(485)	—	Net realized investment gains
Pretax total	$7,242	$1,039	$5,143	$(1,652)
Tax effect	$(2,740)	$(363)	$(1,967)	$555
Pension benefit adjustment:
Amortization of employee benefit plan items:
Net actuarial loss	$(7,073)	$(8,492)	$(14,110)	$(16,984)	(1)
Prior service credit	1,211	1,041	2,422	2,082	(1)
Pretax total	$(5,862)	$(7,451)	$(11,688)	$(14,902)
Tax effect	$2,241	$2,850	$4,471	$5,700

(1)	These components of AOCI are included in the computation of net periodic cost. See Note 9 Employee Benefit Plans for additional details.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

In Edwards the court has preliminarily approved a settlement. The anticipated loss, for which a liability has been previously recorded, is not material to the condensed consolidated financial statements as a whole.

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

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Lennen v. First American Financial Corporation, et al., filed on May 19, 2016 and pending in the United States District court for the Middle District of Florida,
•	McCormick v. First American Real Estate Services, Inc., et al., filed on December 31, 2015 and pending in the Superior Court of the State of California, County of Orange,
•	Nichols v. First American Financial Corporation, et al., filed on February 26, 2016 and pending in the United States District Court for the Eastern District of California,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	In re First American Home Buyers Protection Corporation, consolidated on October 9, 2014 and pending in the United States District Court for the Southern District of California.

All of these lawsuits, except Kaufman and Kirk, are putative class actions for which a class has not been certified. In Kaufman a class was certified but that certification was subsequently vacated. A trial of the Kirk matter has concluded and the judgment has been affirmed on appeal. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is not material to the condensed consolidated financial statements as a whole.

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

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended June 30, 2016:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,255,922	$172,437	$22,439	$29,696
Specialty Insurance	104,424	4,718	1,459	1,468
Corporate	1,202	(23,548)	96	—
Eliminations	(15)	—	—	—
	$1,361,533	$153,607	$23,994	$31,164

For the three months ended June 30, 2015:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,227,058	$154,738	$20,164	$28,841
Specialty Insurance	97,653	10,590	1,177	1,123
Corporate	(893)	(23,706)	122	—
Eliminations	(29)	—	—	—
	$1,323,789	$141,622	$21,463	$29,964

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the six months ended June 30, 2016:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,354,391	$260,111	$43,515	$57,939
Specialty Insurance	207,465	16,962	2,707	3,083
Corporate	1,410	(47,874)	192	—
Eliminations	(21)	—	—	—
	$2,563,245	$229,199	$46,414	$61,022

For the six months ended June 30, 2015:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,246,830	$224,238	$39,690	$60,159
Specialty Insurance	192,189	27,764	2,382	1,877
Corporate	(3,720)	(51,432)	245	—
Eliminations	(426)	—	—	—
	$2,434,873	$200,570	$42,317	$62,036

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Pending Accounting Pronouncements

In June 2016, the FASB issued updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently assessing the impact of the new guidance on its condensed consolidated financial statements.

In May 2016, the FASB issued updated guidance intended to clarify the guidance previously issued in May 2014 related to the recognition of revenue from contracts with customers. The updated guidance includes narrow-scope improvements intended to address implementation issues and to provide additional practical expedients in the guidance. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In April 2016, the FASB issued updated guidance intended to clarify the guidance previously issued in May 2014 related to the recognition of revenue from contracts with customers. The updated guidance is intended to reduce the cost and complexity of applying the guidance on identifying promised goods or services in a contract and to improve the operability and understandability of the implementation guidance regarding the licensing of intellectual property. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

In January 2016, the FASB issued updated guidance intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  In addition to making other targeted improvements to current guidance, the updated guidance also requires all equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in the fair value recognized through net income. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted in certain circumstances. While the Company expects the adoption of this guidance to impact its condensed consolidated statements of income, the materiality of the impact will depend upon the size of, and level of volatility experienced within, the Company’s equity portfolio.

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

The Company’s total revenues increased $37.7 million, or 2.9%, in the second quarter of 2016 when compared with the second quarter of 2015.  This increase was primarily attributable to an increase in agent premiums and, to a lesser extent, an increase in direct premiums and escrow fees from residential purchase transactions in the title insurance and services segment.  Agent premiums increased $14.2 million, or 2.8%, and direct premiums and escrow fees from residential purchase transactions increased $9.9 million, or 4.5%, in the second quarter of 2016 when compared to the second quarter of 2015.

According to the Mortgage Bankers Association’s July 14, 2016 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 10.6% in the second quarter of 2016 when compared with the second quarter of 2015. According to the MBA Forecast, the dollar amount of purchase originations increased 13.2% and refinance originations increased 7.8%. This volume of domestic residential mortgage origination activity contributed to a 4.5% increase in direct premiums and escrow fees from domestic residential purchase transactions and a 2.2% increase in direct premiums and escrow fees from domestic refinance transactions in the second quarter of 2016 when compared to the second quarter of 2015.

During the second quarter of 2016, the level of domestic title orders opened per day by the Company’s direct title operations increased by 3.7% when compared with the second quarter of 2015.  Refinance orders opened per day increased by 21.0% and residential purchase and commercial orders opened per day decreased by 2.2% and 7.9%, respectively.

In May 2016, the Company’s board of directors terminated the Company’s funded defined benefit pension plan effective as of July 31, 2016.  Once the termination process is complete, the Company estimates an annual reduction of approximately $22 million in personnel costs related to the pension plan within the corporate segment, based on the level of these expenses in the first half of 2016.  For further discussion of the pension termination and the expected amounts and timing of pension termination expenses to be recognized, see Note 9 Employee Benefit Plans to the condensed consolidated financial statements.

The Company recorded certain reclassifications and revisions to its condensed consolidated statements of income for the three and six months ended June 30, 2015.  For further discussion of these reclassifications and revisions, see Note 1 Basis of Condensed Consolidated Financial Statements.

Title Insurance and Services

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenues
Direct premiums and escrow fees	$522,871	$515,292	$7,579	1.5%	$926,911	$926,551	$360	—%
Agent premiums	515,792	501,613	14,179	2.8	1,028,037	934,533	93,504	10.0
Information and other	181,958	179,989	1,969	1.1	336,220	336,371	(151)	—
Net investment income	27,478	25,996	1,482	5.7	52,404	47,770	4,634	9.7
Net realized investment gains	7,823	4,168	3,655	87.7	10,819	1,605	9,214	NM [1]
	1,255,922	1,227,058	28,864	2.4	2,354,391	2,246,830	107,561	4.8
Expenses
Personnel costs	389,799	381,038	8,761	2.3	744,879	720,277	24,602	3.4
Premiums retained by agents	403,669	395,278	8,391	2.1	808,708	738,014	70,694	9.6
Other operating expenses	195,495	194,285	1,210	0.6	360,993	374,883	(13,890)	(3.7)
Provision for policy losses and other claims	57,126	66,735	(9,609)	(14.4)	107,642	122,286	(14,644)	(12.0)
Depreciation and amortization	22,439	20,164	2,275	11.3	43,515	39,690	3,825	9.6
Premium taxes	14,246	14,194	52	0.4	27,187	26,225	962	3.7
Interest	711	626	85	13.6	1,356	1,217	139	11.4
	1,083,485	1,072,320	11,165	1.0	2,094,280	2,022,592	71,688	3.5
Income before income taxes	$172,437	$154,738	$17,699	11.4%	$260,111	$224,238	$35,873	16.0%
Margins	13.7%	12.6%	1.1%	8.7%	11.0%	10.0%	1.0%	10.0%

(1)	Not meaningful

Direct premiums and escrow fees were $522.9 million and $926.9 million for the three and six months ended June 30, 2016, respectively, increases of $7.6 million, or 1.5%, and $0.4 million, or essentially flat, when compared with the respective periods of the prior year. The increase for the three months ended June 30, 2016 was primarily due to an increase in average revenues per order closed, partially offset by a decrease in domestic title orders closed.  The six months ended June 30, 2016 was essentially flat due to the increase in average revenues per order closed being offset by a decrease in domestic title orders closed.  The average revenues per order closed were $1,972 and $1,959 for the three and six months ended June 30, 2016, respectively, increases of 2.8% and 4.2% when compared with $1,918 and $1,880 for the respective periods of the prior year. The increases in average revenues per order closed for the three and six months ended June 30, 2016 were primarily attributable to higher residential real estate values.  Average revenues per order closed for the six months ended June 30, 2016 also benefited from a shift in mix of direct revenues generated from lower premium refinance products to higher premium commercial products. The Company’s direct title operations closed 244,200 and 437,300 title orders during the three and six months ended June 30, 2016, respectively, decreases of 0.9% and 3.7% when compared with 246,500 and 454,100 title orders closed during the respective periods of the prior year.

Agent premiums were $515.8 million and $1.0 billion for the three and six months ended June 30, 2016, respectively, increases of $14.2 million, or 2.8%, and $93.5 million, or 10.0%, when compared with the respective periods of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity. The increase in agent premiums quarter over quarter was generally consistent with the 1.8% decrease in the Company’s direct premiums and escrow fees in the first quarter of 2016 as compared with the first quarter of 2015.

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

Information and other revenues were $182.0 million and $336.2 million for the three and six months ended June 30, 2016, respectively, an increase of $2.0 million, or 1.1%, and a decrease of $0.2 million, or essentially flat, when compared with the respective periods of the prior year.  Excluding the $8.4 million and $10.5 million impact of new acquisitions for the three and six months ended June 30, 2016, respectively, information and other revenues decreased $6.4 million, or 3.6%, and $10.7 million, or 3.2%, when compared with the respective periods of the prior year.  The decreases in information and other revenues for the three and six months ended June 30, 2016, adjusted for the impact of acquisitions, were due to lower demand for the Company’s default information products as a result of lower loss mitigation activities when compared with the same periods of the prior year and lower revenue in our Australian operations due to the loss of a large customer.

Net investment income totaled $27.5 million and $52.4 million for the three and six months ended June 30, 2016, respectively, increases of $1.5 million, or 5.7%, and $4.6 million, or 9.7%, when compared with the respective periods of the prior year. The increases were primarily attributable to higher interest income from the investment portfolio due to higher average balances in the title insurance and services segment’s debt securities portfolio, partially offset by lower income from investments accounted for using the equity method when compared to the same periods of the prior year.

Net realized investment gains totaled $7.8 million and $10.8 million for the three and six months ended June 30, 2016, respectively, and were primarily from the sales of equity securities.  Net realized investment gains for the six months ended June 30, 2016 also included gains from the sales of real estate and certain regional operations. Net realized investment gains totaled $4.2 million and $1.6 million for the three and six months ended June 30, 2015, respectively, and included gains from the sales of real estate of $8.1 million and $9.1 million, respectively, partially offset by impairment on internally developed software of $6.6 million recorded in the three months ended June 30, 2015.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $389.8 million and $744.9 million for the three and six months ended June 30, 2016, respectively, increases of $8.8 million, or 2.3%, and $24.6 million, or 3.4%, when compared with the respective periods of the prior year.  Excluding the $6.1 million and $8.6 million impact of new acquisitions for the three and six months ended June 30, 2016, respectively, personnel costs increased $2.7 million, or 0.7%, and $16.0 million, or 2.2%, when compared with the respective periods of the prior year.  The increases in personnel costs for the three and six months ended June 30, 2016, adjusted for the impact of new acquisitions, were primarily attributable to higher salary and share based compensation costs, partially offset by lower incentive compensation expense due to lower expected 401(k) savings plan matches.  The higher salary costs were due to an increase in average salaries and higher average headcount.  The higher share based compensation costs were due to increased restricted stock units granted to employees during the first quarter of 2016 associated with 2015 performance.  The increase in personnel costs for the six months ended June 30, 2016, adjusted for the impact of new acquisitions, was also attributable to higher employee benefit costs primarily due to higher paid medical claims in the first quarter of 2016 when compared to the same period of the prior year.

Agents retained $403.7 million and $808.7 million of title premiums generated by agency operations for the three and six months ended June 30, 2016, respectively, which compares with $395.3 million and $738.0 million for the respective periods of the prior year. The percentage of title premiums retained by agents was 78.3% and 78.7% for the three and six months ended June 30, 2016, respectively, compared to 78.8% and 79.0% for the respective periods of the prior year. The decreases in the percentage of title premiums retained by agents for the three and six months ended June 30, 2016 were due to a change in the geographic mix of agency revenues towards lower agent-retention geographies.

Other operating expenses for the title insurance and services segment were $195.5 million and $361.0 million for the three and six months ended June 30, 2016, respectively, an increase of $1.2 million, or 0.6%, and a decrease of $13.9 million, or 3.7%, when compared with the respective periods of the prior year.  Excluding the $1.3 million and $2.8 million impact of new acquisitions for the three and six months ended June 30, 2016, respectively, other operating expenses decreased $0.1 million, or essentially flat, and $16.7 million, or 4.5%, when compared with the respective periods of the prior year.  The slight decrease in other operating expenses for the three months ended June 30, 2016, adjusted for the impact of new acquisitions, was primarily attributable to lower production related costs and lower bad debt expense, offset by increased professional services costs.  The decrease in other operating expenses for the six months ended June 30, 2016, adjusted for the impact of new acquisitions, was primarily attributable to lower production related costs, lower bad debt expense and a recovery on an insurance claim.  Production related costs for the three and six months ended June 30, 2016 declined due to lower order volumes and an increase in the mix of revenues generated from products with lower production related expenses as a percentage of revenue.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 5.5% for the three and six months ended June 30, 2016 compared to 6.6% for the three and six months ended June 30, 2015. The current quarter rate of 5.5% reflects the ultimate loss rate of 5.0% for the current policy year and a $5.2 million net increase in the loss reserve estimates for prior policy years. The second quarter of 2015 rate of 6.6% reflected the ultimate loss rate of 6.0% for the 2015 policy year and a $5.7 million net increase in the loss reserve estimates for prior policy years.

Depreciation and amortization expense was $22.4 million and $43.5 million for the three and six months ended June 30, 2016, respectively, increases of $2.3 million, or 11.3%, and $3.8 million, or 9.6%, when compared with the respective periods of the prior year.  The increases in depreciation and amortization for the three and six months ended June 30, 2016 were primarily attributable to the amortization expense associated with internally developed technology and purchased software licenses.

Premium taxes were $14.2 million and $27.2 million for the three and six months ended June 30, 2016, respectively, increases of $52 thousand, or essentially flat, and $1.0 million, or 3.7%, respectively, compared to $14.2 million and $26.2 million for the same periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for the three and six months ended June 30, 2016 and 2015.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Pre-tax margins for the three and six months ended June 30, 2016 were 13.7% and 11.0%, respectively, compared with 12.6% and 10.0% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenues
Direct premiums	$101,104	$94,314	$6,790	7.2%	$198,978	$184,467	$14,511	7.9%
Information and other	819	856	(37)	(4.3)	1,640	1,628	12	0.7
Net investment income	2,254	2,215	39	1.8	4,490	4,216	274	6.5
Net realized investment gains	247	268	(21)	(7.8)	2,357	1,878	479	25.5
	104,424	97,653	6,771	6.9	207,465	192,189	15,276	7.9
Expenses
Personnel costs	17,023	16,817	206	1.2	33,802	32,441	1,361	4.2
Other operating expenses	14,209	11,116	3,093	27.8	28,961	24,208	4,753	19.6
Provision for policy losses and other claims	65,234	56,135	9,099	16.2	121,816	102,138	19,678	19.3
Depreciation and amortization	1,459	1,177	282	24.0	2,707	2,382	325	13.6
Premium taxes	1,781	1,818	(37)	(2.0)	3,217	3,256	(39)	(1.2)
	99,706	87,063	12,643	14.5	190,503	164,425	26,078	15.9
Income before income taxes	$4,718	$10,590	$(5,872)	(55.4)%	$16,962	$27,764	$(10,802)	(38.9)%
Margins	4.5%	10.8%	(6.3)%	(58.3)%	8.2%	14.4%	(6.2)%	(43.1)%

Direct premiums were $101.1 million and $199.0 million for the three and six months ended June 30, 2016, respectively, increases of $6.8 million, or 7.2%, and $14.5 million, or 7.9%, when compared with the respective periods of the prior year. The increases in direct premiums for the three and six months ended June 30, 2016 were attributable to higher premiums earned in the home warranty business driven by an increase in the price charged for home warranty residential service contracts and an increase in the number of contracts issued.

Net realized investment gains totaled $0.2 million and $2.4 million for the three and six months ended June 30, 2016, respectively, and $0.3 million and $1.9 million for the three and six months ended June 30, 2015, respectively. The net realized gains for the three months ended June 30, 2016 were from the sales of debt securities.  The net realized gains for the six months ended June 30, 2016 were primarily from the sale of real estate.  The net realized gains for the three and six months ended June 30, 2015 were from the sales of debt and equity securities.

Personnel costs and other operating expenses were $31.2 million and $62.8 million for the three and six months ended June 30, 2016, respectively, increases of $3.3 million, or 11.8%, and $6.1 million, or 10.8%, when compared with the respective periods of the prior year. The increases were primarily related to higher advertising expense in the home warranty business, higher offshore labor expense related to increased customer support activities associated with the increased volume in the home warranty business, and higher salary expense due to higher average salaries.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 66.6% and 60.0% for the three and six months ended June 30, 2016, respectively, compared with 59.6% and 53.4% for the respective periods of the prior year.  The increases in the claims rates for the three and six months ended June 30, 2016 were primarily attributable to higher contract servicing costs and, to a lesser extent, increased claims frequency.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 60.0% and 63.9% for the three and six months ended June 30, 2016, respectively, compared with 59.3% and 59.2% for the respective periods of the prior year. The increases in the claims rates for the three and six months ended June 30, 2016 were primarily attributable to increases in the severity of claims, partially offset by lower claims frequency.

Premium taxes were $1.8 million and $3.2 million for the three and six months ended June 30, 2016, respectively, compared with $1.8 million and $3.3 million for the respective periods of the prior year. Premium taxes as a percentage of specialty insurance segment premiums were 1.8% and 1.6% for the three and six months ended June 30, 2016, respectively, and 1.9% and 1.8% for the three and six months ended June 30, 2015, respectively.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pre-tax margins for the three and six months ended June 30, 2016 were 4.5% and 8.2%, respectively, compared with 10.8% and 14.4% in the respective periods of the prior year.

Corporate

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change		2016	2015	$ Change	% Change
Revenues
Net investment income (losses)	$1,202	$(325)	$1,527	NM	[1]%	$1,410	$(3,152)	$4,562	144.7%
Net realized investment losses	—	(568)	568	100.0		—	(568)	568	100.0
	1,202	(893)	2,095	234.6		1,410	(3,720)	5,130	137.9
Expenses
Personnel costs	10,903	9,597	1,306	13.6		21,756	20,857	899	4.3
Other operating expenses	6,663	6,430	233	3.6		13,094	12,905	189	1.5
Depreciation and amortization	96	122	(26)	(21.3)		192	245	(53)	(21.6)
Interest	7,088	6,664	424	6.4		14,242	13,705	537	3.9
	24,750	22,813	1,937	8.5		49,284	47,712	1,572	3.3
Loss before income taxes	$(23,548)	$(23,706)	$158	0.7%		$(47,874)	$(51,432)	$3,558	6.9%

(1)	Not meaningful

Net investment income totaled $1.2 million and $1.4 million for the three and six months ended June 30, 2016, respectively, compared with losses of $0.3 million and $3.2 million for the respective periods of the prior year.   The increases in net investment income for the three and six months ended June 30, 2016 were primarily attributable to higher earnings on investments associated with the Company’s deferred compensation plan when compared to the same periods of 2015.  Net investment losses for the six months ended June 30, 2015 was also impacted by a one-time non-cash expense of $4.0 million, recorded during the first quarter of 2015, related to the investments associated with the Company’s deferred compensation plan.

Corporate personnel costs and other operating expenses were $17.6 million and $34.9 million for the three and six months ended June 30, 2016, respectively, compared with $16.0 million and $33.8 million for the respective periods of the prior year. The increases in personnel costs and other operating expenses for the three and six months ended June 30, 2016 were primarily attributable to increased expense related to the Company’s deferred compensation plan.

Eliminations

The Company’s inter-segment eliminations were not material for the three and six months ended June 30, 2016 and 2015.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 33.3% and 32.3% for the three and six months ended June 30, 2016, respectively, compared with 33.9% and 34.5% for the respective periods of the prior year. The differences in the effective tax rates were primarily due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax income and changes in the ratio of permanent differences to income before income taxes.  The rates for both the three and six months ended June 30, 2016 include a benefit for the resolution of certain tax authority examinations and tax credits in current and prior years.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and six months ended June 30, 2016 was $102.5 million and $155.1 million, respectively, compared with $93.6 million and $131.4 million for the respective periods of the prior year. Net income attributable to the Company for the three and six months ended June 30, 2016 was $102.1 million, or $0.92 per diluted share, and $154.7 million, or $1.40 per diluted share, respectively, compared with $93.3 million, or $0.85 per diluted share, and $131.0 million, or $1.19 per diluted share, for the respective periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements.     The Company generates cash primarily from the sale of its products and services and investment income. The Company’s current cash requirements include operating expenses, taxes, payments of principal and interest on its debt, capital expenditures and dividends on its common stock, and may include business acquisitions and repurchases of its common stock. Additionally, in May 2016, the Company’s board of directors terminated the Company’s funded defined benefit pension plan effective as of July 31, 2016.  In connection with the termination, to sufficiently fund the pension plan, the Company expects to make additional cash contributions totaling approximately $100 million, in addition to paying other termination related expenses. For further discussion of the pension termination and expected additional cash contributions, see Note 9 Employee Benefit Plans to the condensed consolidated financial statements. Management forecasts the cash needs of the holding company and its primary subsidiaries and regularly reviews their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts. Due to the Company’s ability to generate cash flows from operations, its liquid-asset position and amounts available on its revolving credit facility, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and obligations for at least the next twelve months.

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

Cash provided by operating activities amounted to $146.4 million and $166.9 million for the six months ended June 30, 2016 and 2015, respectively, after claim payments, net of recoveries, of $225.6 million and $251.5 million, respectively. The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2016 and 2015 were purchases of debt and equity securities, capital expenditures, dividends to common stockholders and business acquisitions. The most significant nonoperating sources of cash and cash equivalents for the six months ended June 30, 2016 and 2015 were proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The net effect of all activities on total cash and cash equivalents were increases of $214.5 million and $79.6 million for the six months ended June 30, 2016 and 2015, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments.  In May 2016, the Company’s board of directors approved a second quarter cash dividend of 26 cents per common share. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, industry practice, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.4 million remained as of June 30, 2016. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the six months ended June 30, 2016, the Company repurchased and retired 14 thousand shares of its common stock for a total purchase price of $454 thousand and as of June 30, 2016, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.6 million.

Holding Company.     First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of June 30, 2016, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries for the remainder of 2016, without prior approval from applicable regulators, was $554.0 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of June 30, 2016, the holding company’s sources of liquidity included $231.0 million of cash and cash equivalents and $700.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $700.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes. At June 30, 2016, the Company had no outstanding borrowings under the facility and was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During the six months ended June 30, 2016, the Company financed securities for funds received totaling $24.5 million under these agreements. As of June 30, 2016, no amounts remained outstanding under these agreements.

Notes and contracts payable as a percentage of total capitalization was 16.4% and 17.5% at June 30, 2016 and December 31, 2015, respectively.

Investment Portfolio.   The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of June 30, 2016, 93% of the Company’s investment portfolio consisted of fixed income securities, of which 63% were United States government-backed or rated AAA and 94% were rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from Standard & Poor’s Rating Services, DBRS, Inc., Fitch Ratings, Inc. and Moody’s Investor Service, Inc. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s investment portfolio at June 30, 2016, see Note 3 Debt and Equity Securities to the condensed consolidated financial statements.

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $8.0 billion and $6.6 billion at June 30, 2016 and December 31, 2015, respectively, of which $3.0 billion and $2.6 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.1 billion and $3.0 billion at June 30, 2016 and December 31, 2015, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.2 billion and $2.8 billion at June 30, 2016 and December 31, 2015, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

At June 30, 2016 and December 31, 2015, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $7.4 million and $8.2 million, respectively. The guarantee arrangements relate to promissory notes and other contracts that contingently require the Company to make payments to the guaranteed party upon the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential obligation under these guarantees totaled $7.4 million and $8.2 million at June 30, 2016 and December 31, 2015, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its condensed consolidated balance sheets related to these guarantees at June 30, 2016 and December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of June 30, 2016, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In Edwards the court has preliminarily approved a settlement. The anticipated loss, for which a liability has been previously recorded, is not material to the condensed consolidated financial statements as a whole.

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

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Lennen v. First American Financial Corporation, et al., filed on May 19, 2016 and pending in the United States District court for the Middle District of Florida,
•	McCormick v. First American Real Estate Services, Inc., et al., filed on December 31, 2015 and pending in the Superior Court of the State of California, County of Orange,
•	Nichols v. First American Financial Corporation, et al., filed on February 26, 2016 and pending in the United States District Court for the Eastern District of California,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	In re First American Home Buyers Protection Corporation, consolidated on October 9, 2014 and pending in the United States District Court for the Southern District of California.

All of these lawsuits, except Kaufman and Kirk, are putative class actions for which a class has not been certified. In Kaufman a class was certified but that certification was subsequently vacated. A trial of the Kirk matter has concluded and the judgment has been affirmed on appeal. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is not material to the condensed consolidated financial statements as a whole.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of June 30, 2016 are $1.0 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

7. The breadth of the Consumer Financial Protection Bureau’s rulemaking and supervisory powers may increase our costs and require changes in our business

The Consumer Financial Protection Bureau (“CFPB”) has broad authority to regulate, among other areas, the mortgage and real estate markets, including our domestic subsidiaries, in matters which impact consumers. This authority includes the enforcement of federal consumer financial laws, including the Real Estate Settlement Procedures Act. The CFPB has been actively utilizing its supervisory powers by bringing enforcement actions against various participants in the mortgage and settlement industries. It has also actively proposed and implemented regulations pertaining to the mortgage and settlement industries, including the TILA-RESPA integrated mortgage disclosure rule, commonly known as the Know Before You Owe rule. The full manner in which the CFPB will utilize its rulemaking and supervisory powers in the future is not known. Regulations issued by the CFPB, or the manner in which it interprets and enforces existing consumer protection laws, have impacted and could continue to impact the way in which we conduct our businesses and the profitability of those businesses.

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

14. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $106.1 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

18. Errors and fraud involving the transfer of funds may result in material financial losses or harm the Company’s reputation

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

21. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of June 30, 2016, under such regulations, the maximum amount of dividends, loans and advances available in 2016 from these insurance subsidiaries, without prior approval from applicable regulators, was $554.0 million.

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

Date: July 21, 2016

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