Form 10-Q
period 2016-09-30
First American Financial Corp
filed 2016-10-20
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

On October 14, 2016, there were 109,820,934 shares of common stock outstanding.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$1,443,312	$1,027,321
Accounts and accrued income receivable, net	327,109	256,731
Income taxes receivable	2,740	1,067
Investments:
Deposits with banks	22,257	23,224
Debt securities, includes pledged securities of $117,294 and $122,441	4,592,170	4,279,347
Equity securities	387,921	321,285
Other investments	157,260	161,177
	5,159,608	4,785,033
Property and equipment, net	430,631	409,973
Title plants and other indexes	588,593	554,923
Deferred income taxes	22,020	22,020
Goodwill	1,014,764	964,342
Other intangible assets, net	51,417	48,114
Other assets	206,283	180,777
	$9,246,477	$8,250,301
Liabilities and Equity
Deposits	$3,218,128	$2,699,015
Accounts payable and accrued liabilities	813,943	876,087
Deferred revenue	230,747	207,929
Reserve for known and incurred but not reported claims	1,018,040	983,880
Income taxes payable	66,025	7,576
Deferred income taxes	133,097	133,097
Notes and contracts payable	737,944	581,052
	6,217,924	5,488,636
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—109,820 shares and 109,098 shares	1	1
Additional paid-in capital	2,182,879	2,150,813
Retained earnings	1,012,452	846,691
Accumulated other comprehensive loss	(173,052)	(239,003)
Total stockholders’ equity	3,022,280	2,758,502
Noncontrolling interests	6,273	3,163
Total equity	3,028,553	2,761,665
	$9,246,477	$8,250,301

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Direct premiums and escrow fees	$649,726	$605,450	$1,775,615	$1,716,468
Agent premiums	625,953	585,974	1,653,990	1,520,507
Information and other	188,727	173,349	526,575	511,334
Net investment income	34,422	22,272	92,717	70,694
Net realized investment gains (losses)	9,516	(3,130)	22,692	(215)
	1,508,344	1,383,915	4,071,589	3,818,788
Expenses
Personnel costs	438,692	411,743	1,239,129	1,185,318
Premiums retained by agents	495,130	462,535	1,303,838	1,200,549
Other operating expenses	219,959	209,316	622,995	621,298
Provision for policy losses and other claims	137,015	139,126	366,473	363,550
Depreciation and amortization	24,491	21,072	70,905	63,389
Premium taxes	18,288	17,439	48,692	46,920
Interest	7,838	7,288	23,427	21,798
	1,341,413	1,268,519	3,675,459	3,502,822
Income before income taxes	166,931	115,396	396,130	315,966
Income taxes	59,539	39,637	133,615	108,831
Net income	107,392	75,759	262,515	207,135
Less: Net income attributable to noncontrolling interests	72	217	545	615
Net income attributable to the Company	$107,320	$75,542	$261,970	$206,520
Net income per share attributable to the Company's stockholders (Note 9):
Basic	$0.97	$0.69	$2.37	$1.91
Diluted	$0.96	$0.69	$2.36	$1.88
Cash dividends declared per share	$0.34	$0.25	$0.86	$0.75
Weighted-average common shares outstanding (Note 9):
Basic	110,571	108,647	110,423	108,284
Diluted	111,251	110,004	111,006	109,706

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$107,392	$75,759	$262,515	$207,135
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	2,579	(10,942)	52,087	(19,374)
Foreign currency translation adjustment	(3,459)	(15,416)	3,066	(29,210)
Pension benefit adjustment	3,602	4,058	10,819	13,260
Total other comprehensive income (loss), net of tax	2,722	(22,300)	65,972	(35,324)
Comprehensive income	110,114	53,459	328,487	171,811
Less: Comprehensive income attributable to noncontrolling interests	77	206	566	598
Comprehensive income attributable to the Company	$110,037	$53,253	$327,921	$171,213

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2015	109,098	$1	$2,150,813	$846,691	$(239,003)	$2,758,502	$3,163	$2,761,665
Net income for nine months ended September 30, 2016	—	—	—	261,970	—	261,970	545	262,515
Dividends on common shares	—	—	—	(94,202)	—	(94,202)	—	(94,202)
Purchase of Company shares	(14)	—	(454)	—	—	(454)	—	(454)
Shares issued in connection with share-based compensation plans	736	—	4,450	(2,007)	—	2,443	—	2,443
Share-based compensation	—	—	28,096	—	—	28,096	—	28,096
Net activity related to noncontrolling interests	—	—	(26)	—	—	(26)	2,544	2,518
Other comprehensive income (Note 13)	—	—	—	—	65,951	65,951	21	65,972
Balance at September 30, 2016	109,820	$1	$2,182,879	$1,012,452	$(173,052)	$3,022,280	$6,273	$3,028,553

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$262,515	$207,135
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	366,473	363,550
Depreciation and amortization	70,905	63,389
Amortization of premiums and accretion of discounts on debt securities, net	20,267	21,702
Excess tax benefits from share-based compensation	(3,197)	(8,496)
Net realized investment (gains) losses	(22,692)	215
Share-based compensation	28,096	20,261
Equity in earnings of affiliates, net	(5,771)	(7,710)
Dividends from equity method investments	7,953	7,559
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(351,349)	(364,255)
Net change in income tax accounts	20,765	56,784
Increase in accounts and accrued income receivable	(43,454)	(32,194)
Decrease in accounts payable and accrued liabilities	(99,777)	(7,074)
Increase in deferred revenue	23,342	12,049
Other, net	(21,857)	19,282
Cash provided by operating activities	252,219	352,197
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(73,173)	(26,662)
Net decrease in deposits with banks	608	2,471
Purchases of debt and equity securities	(1,490,824)	(1,726,939)
Proceeds from sales of debt and equity securities	494,717	443,276
Proceeds from maturities of debt securities	744,411	531,440
Net change in other investments	2,798	470
Capital expenditures	(103,735)	(91,964)
Proceeds from sales of property and equipment	9,218	17,057
Cash used for investing activities	(415,980)	(850,851)
Cash flows from financing activities:
Net change in deposits	519,113	288,495
Net proceeds from issuance of debt	160,000	—
Repayment of debt	(3,745)	(4,087)
Net activity related to noncontrolling interests	(1,004)	(705)
Excess tax benefits from share-based compensation	3,197	8,496
Net payments in connection with share-based compensation plans	(754)	(1,534)
Purchase of Company shares	(454)	—
Cash dividends	(94,202)	(81,283)
Cash provided by financing activities	582,151	209,382
Effect of exchange rate changes on cash	(2,399)	(6,378)
Net increase (decrease) in cash and cash equivalents	415,991	(295,650)
Cash and cash equivalents—Beginning of period	1,027,321	1,190,080
Cash and cash equivalents—End of period	$1,443,312	$894,430
Supplemental information:
Cash paid during the period for:
Interest	$21,097	$21,166
Premium taxes	$54,151	$45,683
Income taxes, less refunds of $2,731 and $711	$112,401	$52,069

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

During the fourth quarter of 2015, the Company reclassified certain revenues and expenses related to closing protection letters and temporary labor costs.  The impact to the Company’s title insurance and services segment for the three and nine months ended September 30, 2015 included decreases to direct premiums and escrow fees and increases to agent premiums of $9.5 million and $24.6 million, increases to personnel costs of $10.6 million and $29.0 million, increases to premiums retained by agents of $0.5 million and $1.2 million and decreases to other operating expenses of $11.1 million and $30.2 million, respectively.  The impact to the Company’s specialty insurance segment for the three and nine months ended September 30, 2015 included increases to personnel costs and decreases to other operating expenses of $0.2 million and $0.7 million, respectively.

Also, during the fourth quarter of 2015, the Company identified certain non-risk based revenues included within direct premiums and escrow fees that should have been reflected in information and other.  To correct for this error, these revenues were reclassified from direct premiums and escrow fees to information and other. The revision to the Company’s title insurance and services segment for the three and nine months ended September 30, 2015 resulted in a decrease to direct premiums and escrow fees and an increase to information and other of $10.7 million and $31.5 million, respectively.

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

Pending Accounting Pronouncements

In August 2016, the FASB issued updated guidance intended to eliminate the diversity in practice regarding the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated statement of cash flows.

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

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $7.5 billion and $6.6 billion at September 30, 2016 and December 31, 2015, respectively, of which $3.1 billion and $2.6 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.2 billion and $3.0 billion at September 30, 2016 and December 31, 2015, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.2 billion and $2.8 billion at September 30, 2016 and December 31, 2015, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

Note 3 – Debt and Equity Securities

Investments in debt securities, classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		Gains	Losses
September 30, 2016
U.S. Treasury bonds	$148,808	$2,089	$(463)	$150,434
Municipal bonds	906,895	19,565	(2,223)	924,237
Foreign government bonds	143,853	1,847	(342)	145,358
Governmental agency bonds	192,430	2,870	(123)	195,177
Governmental agency mortgage-backed securities	2,229,651	12,309	(6,163)	2,235,797
U.S. corporate debt securities	674,651	17,722	(1,635)	690,738
Foreign corporate debt securities	245,227	5,665	(463)	250,429
	$4,541,515	$62,067	$(11,412)	$4,592,170
December 31, 2015
U.S. Treasury bonds	$130,252	$421	$(1,301)	$129,372
Municipal bonds	692,000	12,640	(845)	703,795
Foreign government bonds	129,984	1,132	(1,015)	130,101
Governmental agency bonds	419,869	1,023	(2,801)	418,091
Governmental agency mortgage-backed securities	2,065,728	4,984	(15,039)	2,055,673
U.S. corporate debt securities	642,869	4,297	(12,483)	634,683
Foreign corporate debt securities	210,162	1,248	(3,778)	207,632
	$4,290,864	$25,745	$(37,262)	$4,279,347

Investments in equity securities, classified as available-for-sale, are as follows:

	Cost	Gross unrealized		Estimated fair value
(in thousands)		Gains	Losses
September 30, 2016
Preferred stocks	$19,311	$—	$(4,092)	$15,219
Common stocks	351,841	24,742	(3,881)	372,702
	$371,152	$24,742	$(7,973)	$387,921
December 31, 2015
Preferred stocks	$18,305	$420	$(3,258)	$15,467
Common stocks	307,429	13,103	(14,714)	305,818
	$325,734	$13,523	$(17,972)	$321,285

Sales of debt and equity securities resulted in realized gains of $8.9 million and $1.3 million and realized losses of $0.2 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively, and realized gains of $22.1 million and $6.5 million and realized losses of $7.2 million and $8.2 million for the nine months ended September 30, 2016 and 2015, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

Gross unrealized losses on investments in debt and equity securities are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2016
Debt securities:
U.S. Treasury bonds	$55,705	$(463)	$—	$—	$55,705	$(463)
Municipal bonds	223,714	(1,941)	16,401	(282)	240,115	(2,223)
Foreign government bonds	32,714	(313)	363	(29)	33,077	(342)
Governmental agency bonds	5,706	(123)	—	—	5,706	(123)
Governmental agency mortgage-backed securities	749,900	(2,654)	339,896	(3,509)	1,089,796	(6,163)
U.S. corporate debt securities	50,855	(634)	30,740	(1,001)	81,595	(1,635)
Foreign corporate debt securities	21,121	(181)	9,990	(282)	31,111	(463)
Total debt securities	1,139,715	(6,309)	397,390	(5,103)	1,537,105	(11,412)
Equity securities	7,716	(74)	76,717	(7,899)	84,433	(7,973)
Total	$1,147,431	$(6,383)	$474,107	$(13,002)	$1,621,538	$(19,385)
December 31, 2015
Debt securities:
U.S. Treasury bonds	$105,701	$(1,285)	$1,654	$(16)	$107,355	$(1,301)
Municipal bonds	133,465	(733)	13,190	(112)	146,655	(845)
Foreign government bonds	13,601	(890)	267	(125)	13,868	(1,015)
Governmental agency bonds	191,035	(2,497)	18,237	(304)	209,272	(2,801)
Governmental agency mortgage-backed securities	1,096,301	(9,424)	213,020	(5,615)	1,309,321	(15,039)
U.S. corporate debt securities	361,842	(11,272)	13,511	(1,211)	375,353	(12,483)
Foreign corporate debt securities	102,801	(2,725)	11,246	(1,053)	114,047	(3,778)
Total debt securities	2,004,746	(28,826)	271,125	(8,436)	2,275,871	(37,262)
Equity securities	191,248	(12,068)	31,974	(5,904)	223,222	(17,972)
Total	$2,195,994	$(40,894)	$303,099	$(14,340)	$2,499,093	$(55,234)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

Investments in debt securities at September 30, 2016, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$35,270	$68,799	$16,147	$28,592	$148,808
Estimated fair value	$35,293	$69,127	$16,660	$29,354	$150,434
Municipal bonds
Amortized cost	$47,544	$331,550	$214,529	$313,272	$906,895
Estimated fair value	$47,615	$337,258	$221,613	$317,751	$924,237
Foreign government bonds
Amortized cost	$4,447	$107,304	$11,240	$20,862	$143,853
Estimated fair value	$4,482	$108,323	$11,702	$20,851	$145,358
Governmental agency bonds
Amortized cost	$20,771	$82,989	$47,203	$41,467	$192,430
Estimated fair value	$20,781	$83,238	$47,561	$43,597	$195,177
U.S. corporate debt securities
Amortized cost	$15,513	$318,116	$274,598	$66,424	$674,651
Estimated fair value	$15,578	$324,386	$281,216	$69,558	$690,738
Foreign corporate debt securities
Amortized cost	$9,521	$114,704	$110,180	$10,822	$245,227
Estimated fair value	$9,532	$116,436	$112,776	$11,685	$250,429
Total debt securities excluding mortgage-backed securities
Amortized cost	$133,066	$1,023,462	$673,897	$481,439	$2,311,864
Estimated fair value	$133,281	$1,038,768	$691,528	$492,796	$2,356,373
Total mortgage-backed securities
Amortized cost					$2,229,651
Estimated fair value					$2,235,797
Total debt securities
Amortized cost					$4,541,515
Estimated fair value					$4,592,170

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity because borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

The composition of the investment portfolio at September 30, 2016, by credit rating, is as follows:

	A- Ratings or higher		BBB+ to BBB- Ratings		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
September 30, 2016
Debt securities:
U.S. Treasury bonds	$150,434	100.0	$—	—	$—	—	$150,434	100.0
Municipal bonds	879,726	95.2	35,861	3.8	8,650	1.0	924,237	100.0
Foreign government bonds	121,153	83.4	22,003	15.1	2,202	1.5	145,358	100.0
Governmental agency bonds	195,177	100.0	—	—	—	—	195,177	100.0
Governmental agency mortgage- backed securities	2,235,797	100.0	—	—	—	—	2,235,797	100.0
U.S. corporate debt securities	237,952	34.5	222,588	32.2	230,198	33.3	690,738	100.0
Foreign corporate debt securities	114,882	45.9	87,352	34.9	48,195	19.2	250,429	100.0
Total debt securities	3,935,121	85.7	367,804	8.0	289,245	6.3	4,592,170	100.0
Preferred stocks	—	—	8,987	59.1	6,232	40.9	15,219	100.0
Total	$3,935,121	85.4	$376,791	8.2	$295,477	6.4	$4,607,389	100.0

As of September 30, 2016, the estimated fair value of total debt securities included $153.3 million of bank loans, of which $141.8 million was non-investment grade; $128.1 million of high yield corporate debt securities, all of which was non-investment grade; and $68.8 million of emerging market debt securities, of which $10.7 million was non-investment grade.

The composition of the investment portfolio in an unrealized loss position at September 30, 2016, by credit rating, is as follows:

	A- Ratings or higher		BBB+ to BBB- Ratings		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
September 30, 2016
Debt securities:
U.S. Treasury bonds	$55,705	100.0	$—	—	$—	—	$55,705	100.0
Municipal bonds	233,406	97.2	5,332	2.2	1,377	0.6	240,115	100.0
Foreign government bonds	19,904	60.1	12,197	36.9	976	3.0	33,077	100.0
Governmental agency bonds	5,706	100.0	—	—	—	—	5,706	100.0
Governmental agency mortgage- backed securities	1,089,796	100.0	—	—	—	—	1,089,796	100.0
U.S. corporate debt securities	7,342	9.0	29,664	36.4	44,589	54.6	81,595	100.0
Foreign corporate debt securities	3,004	9.7	15,461	49.7	12,646	40.6	31,111	100.0
Total debt securities	1,414,863	92.0	62,654	4.1	59,588	3.9	1,537,105	100.0
Preferred stocks	—	—	8,987	59.1	6,232	40.9	15,219	100.0
Total	$1,414,863	91.2	$71,641	4.6	$65,820	4.2	$1,552,324	100.0

As of September 30, 2016, the estimated fair value of total debt securities in an unrealized loss position included $18.1 million of bank loans, of which $18.0 million was non-investment grade; $36.3 million of high yield corporate debt securities, all of which was non-investment grade; and $17.6 million of emerging market debt securities, of which $3.9 million was non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

Note 4 – Goodwill

A summary of the changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2016, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2015	$917,577	$46,765	$964,342
Acquisitions	49,570	—	49,570
Foreign currency translation	1,146	—	1,146
Other adjustments	(294)	—	(294)
Balance as of September 30, 2016	$967,999	$46,765	$1,014,764

The Company’s four reporting units for purposes of assessing impairment are title insurance, home warranty, property and casualty insurance and trust and other services. During the nine months ended September 30, 2016 there were no triggering events that would require an impairment analysis. There is no accumulated impairment for goodwill as the Company has never recognized impairment to any of its reporting units.

Note 5 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	September 30, 2016	December 31, 2015
Finite-lived intangible assets:
Customer relationships	$95,777	$93,572
Noncompete agreements	28,174	26,963
Trademarks	8,621	9,341
Internal-use software licenses	11,006	—
Patents	2,840	2,840
	146,418	132,716
Accumulated amortization	(111,898)	(101,479)
	34,520	31,237
Indefinite-lived intangible assets:
Licenses	16,897	16,877
	$51,417	$48,114

Amortization expense for finite-lived intangible assets was $3.7 million and $9.3 million for the three and nine months ended September 30, 2016, respectively, and $2.3 million and $7.1 million for the three and nine months ended September 30, 2015, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2016	$4,490
2017	$11,163
2018	$6,763
2019	$4,401
2020	$2,278
2021	$1,151

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

Note 6 – Reserve for Known and Incurred But Not Reported Claims

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	September 30, 2016		December 31, 2015
Known title claims	$74,206	7.3%	$87,543	8.9%
Incurred but not reported claims	886,643	87.1%	844,364	85.8%
Total title claims	960,849	94.4%	931,907	94.7%
Non-title claims	57,191	5.6%	51,973	5.3%
Total loss reserves	$1,018,040	100.0%	$983,880	100.0%

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 5.5% for the three and nine months ended September 30, 2016 compared to 6.6% for the three and nine months ended September 30, 2015. The current quarter rate of 5.5% reflects the ultimate loss rate of 5.0% for the current policy year and a $5.8 million net increase in the loss reserve estimates for prior policy years. The third quarter of 2015 rate of 6.6% reflected the ultimate loss rate of 6.0% for the 2015 policy year and a $6.2 million net increase in the loss reserve estimates for prior policy years.

Note 7 – Notes and Contracts Payable

In September 2016, the Company borrowed $160.0 million under its credit facility to fund acquisitions and to partially fund its obligation in connection with the termination of its pension plan. As a result, the Company’s available borrowing capacity under its credit facility was reduced from $700.0 million to $540.0 million. At September 30, 2016, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 2.28%. See Note 10 Employee Benefit Plans for further discussion of the Company’s pension termination and Note 15 Business Combinations for further discussion of the Company’s acquisitions.

Note 8 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 35.7% and 33.7% for the three and nine months ended September 30, 2016, respectively, and 34.3% and 34.4% for the three and nine months ended September 30, 2015, respectively. The effective tax rates differ from the statutory federal rate of 35% primarily due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax income and changes in the ratio of permanent differences to income before income taxes. The rates for both the three and nine months ended September 30, 2016 reflect the resolution of certain tax authority examinations and tax credits claimed in current and prior years.

In connection with the Company’s June 2010 spin-off from its prior parent, which subsequently assumed the name CoreLogic, Inc. (“CoreLogic”), it entered into a tax sharing agreement which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax-related matters. At September 30, 2016 and December 31, 2015, the Company had a net payable to CoreLogic of $37.5 million and $36.5 million, respectively, related to tax matters prior to the spin-off. This amount is included in the Company’s condensed consolidated balance sheets in accounts payable and accrued liabilities. The increase during the current year was primarily the result of an additional accrual for tax matters prior to the spin-off.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

As of September 30, 2016 and December 31, 2015, the liability for income taxes associated with uncertain tax positions was $26.8 million and $23.8 million, respectively. The net increase in the liability during 2016 was primarily attributable to reserves for tax positions taken by the Company. As of September 30, 2016 and December 31, 2015, the liabilities could be reduced by $3.6 million and $3.4 million, respectively, of offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes. The net amounts of $23.2 million and $20.4 million as of September 30, 2016 and December 31, 2015, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of September 30, 2016 and December 31, 2015, the Company had accrued $9.5 million and $9.7 million, respectively, of interest and penalties (net of tax benefits of $4.4 million and $4.1 million, respectively) related to uncertain tax positions.

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

Note 9 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2016	2015	2016	2015
Numerator
Net income attributable to the Company	$107,320	$75,542	$261,970	$206,520
Less: dividends and undistributed earnings allocated to unvested restricted stock units (“RSUs”)	—	68	—	230
Net income allocated to common stockholders	$107,320	$75,474	$261,970	$206,290
Denominator
Basic weighted-average shares	110,571	108,647	110,423	108,284
Effect of dilutive employee stock options and RSUs	680	1,357	583	1,422
Diluted weighted-average shares	111,251	110,004	111,006	109,706
Net income per share attributable to the Company’s stockholders
Basic	$0.97	$0.69	$2.37	$1.91
Diluted	$0.96	$0.69	$2.36	$1.88

For the three months ended September 30, 2016, no stock options or RSUs had an antidilutive effect on weighted-average diluted common shares outstanding. For the nine months ended September 30, 2016, 17 thousand RSUs were excluded from weighted-average diluted common shares outstanding due to their antidilutive effect. For the three and nine months ended September 30, 2015, 2 thousand RSUs and 1 thousand RSUs, respectively, were excluded from weighted-average diluted common shares outstanding due to their antidilutive effect.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

Note 10 – Employee Benefit Plans

Net periodic cost related to the Company’s funded defined benefit pension and unfunded supplemental benefit plans includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Expense:
Service costs	$260	$390	$781	$1,170
Interest costs	5,999	6,786	18,000	20,805
Expected return on plan assets	(3,083)	(5,341)	(9,250)	(16,237)
Amortization of net actuarial loss	7,043	7,613	21,153	24,596
Amortization of prior service credit	(1,211)	(1,041)	(3,633)	(3,122)
	$9,008	$8,407	$27,051	$27,212

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

The Pension Plan offers participants annuity payments based on a number of factors.  The Pension Plan will also offer an alternative lump sum distribution to certain participants. After certain regulatory approvals are obtained, the Company will provide additional cash contributions to the Pension Plan to ensure that sufficient assets are available to make lump sum distribution payments, purchase group annuity contracts from one or more highly rated insurance companies to pay and administer future benefit payments, and complete other transactions required to terminate the Pension Plan in a manner that fully meets its obligations to all participants.  The total amount of additional cash contributions required to be provided by the Company will depend upon changes in interest rates, Pension Plan asset returns, the lump sum election rate, and other factors.  To sufficiently fund the Pension Plan, the Company contributed an additional cash contribution of $55.9 million in September 2016 and expects to make an additional cash contribution of approximately $44 million. The Company also expects to pay other termination related expenses.

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

Note 11 – Fair Value Measurements

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of September 30, 2016 and December 31, 2015:

(in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2016
Assets:
Debt securities:
U.S. Treasury bonds	$150,434	$—	$150,434	$—
Municipal bonds	924,237	—	924,237	—
Foreign government bonds	145,358	—	145,358	—
Governmental agency bonds	195,177	—	195,177	—
Governmental agency mortgage-backed securities	2,235,797	—	2,235,797	—
U.S. corporate debt securities	690,738	—	673,239	17,499
Foreign corporate debt securities	250,429	—	248,668	1,761
	4,592,170	—	4,572,910	19,260
Equity securities:
Preferred stocks	15,219	15,219	—	—
Common stocks	372,702	372,702	—	—
	387,921	387,921	—	—
Total assets	$4,980,091	$387,921	$4,572,910	$19,260

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2015
Assets:
Debt securities:
U.S. Treasury bonds	$129,372	$—	$129,372	$—
Municipal bonds	703,795	—	703,795	—
Foreign government bonds	130,101	—	130,101	—
Governmental agency bonds	418,091	—	418,091	—
Governmental agency mortgage-backed securities	2,055,673	—	2,055,673	—
U.S. corporate debt securities	634,683	—	591,116	43,567
Foreign corporate debt securities	207,632	—	201,060	6,572
	4,279,347	—	4,229,208	50,139
Equity securities:
Preferred stocks	15,467	15,467	—	—
Common stocks	305,818	305,818	—	—
	321,285	321,285	—	—
Total assets	$4,600,632	$321,285	$4,229,208	$50,139

There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2016 and 2015. Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  For the three and nine months ended September 30, 2016, and for the three months ended September 30, 2015, transfers between Level 2 and Level 3 were based on market liquidity and related transparency of pricing and associated observable inputs for certain of the Company’s corporate debt securities. There were no transfers in or out of Level 3 during the nine months ended September 30, 2015. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three months ended September 30, 2016 and 2015:

	September 30, 2016			September 30, 2015
(in thousands)	U.S. corporate debt securities	Foreign corporate debt securities	Total	U.S. corporate debt securities	Foreign corporate debt securities	Total
Fair value at beginning of period	$14,493	$723	$15,216	$9,314	$2,044	$11,358
Transfers into Level 3	5,968	—	5,968	1,899	22	1,921
Transfers out of Level 3	(4,546)	—	(4,546)	(2,634)	(1,377)	(4,011)
Net realized and unrealized gains (losses):
Included in earnings	5	—	5	(2)	—	(2)
Included in other comprehensive income (loss)	115	43	158	(31)	(9)	(40)
Purchases	1,866	1,045	2,911	1,694	4	1,698
Sales	(46)	(50)	(96)	(92)	—	(92)
Settlements	(356)	—	(356)	(2,312)	(162)	(2,474)
Fair value at end of period	$17,499	$1,761	$19,260	$7,836	$522	$8,358
Unrealized gains (losses) included in earnings for the period relating to Level 3 assets that were still held at the end of the period:
Net realized investment gains (losses)	$—	$—	$—	$—	$—	$—

The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the nine months ended September 30, 2016 and 2015:

	September 30, 2016			September 30, 2015
(in thousands)	U.S. corporate debt securities	Foreign corporate debt securities	Total	U.S. corporate debt securities	Foreign corporate debt securities	Non-agency mortgage- backed securities	Total
Fair value at beginning of period	$43,567	$6,572	$50,139	$—	$—	$16,538	$16,538
Transfers into Level 3	269	—	269	—	—	—	—
Transfers out of Level 3	(27,764)	(3,822)	(31,586)	—	—	—	—
Net realized and unrealized gains (losses):
Included in earnings	(88)	(48)	(136)	1	—	(1,015)	(1,014)
Included in other comprehensive income (loss)	1,053	88	1,141	—	6	(589)	(583)
Purchases	10,132	1,243	11,375	8,316	515	—	8,831
Sales	(4,750)	(1,045)	(5,795)	(427)	—	(14,934)	(15,361)
Settlements	(4,920)	(1,227)	(6,147)	(54)	1	—	(53)
Fair value at end of period	$17,499	$1,761	$19,260	$7,836	$522	$—	$8,358
Unrealized gains (losses) included in earnings for the period relating to Level 3 assets that were still held at the end of the period:
Net realized investment gains (losses)	$(5)	$—	$(5)	$—	$—	$—	$—

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of September 30, 2016 and December 31, 2015:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
September 30, 2016
Assets:
Cash and cash equivalents	$1,443,312	$1,443,312	$1,443,312	$—	$—
Deposits with banks	$22,257	$22,214	$1,110	$21,104	$—
Notes receivable, net	$7,007	$6,893	$—	$—	$6,893
Liabilities:
Deposits	$3,218,128	$3,218,128	$3,218,128	$—	$—
Notes and contracts payable	$737,944	$763,860	$—	$758,073	$5,787

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2015
Assets:
Cash and cash equivalents	$1,027,321	$1,027,321	$1,027,321	$—	$—
Deposits with banks	$23,224	$23,211	$1,103	$22,108	$—
Notes receivable, net	$5,866	$5,791	$—	$—	$5,791
Liabilities:
Deposits	$2,699,015	$2,699,015	$2,699,015	$—	$—
Notes and contracts payable	$581,052	$590,970	$—	$583,893	$7,077

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

Note 12 – Share-Based Compensation

The following table presents compensation expense associated with the Company’s share-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Expense:
RSUs	$5,401	$4,059	$25,766	$18,278
Stock options	68	68	203	203
Employee stock purchase plan	659	571	2,127	1,780
	$6,128	$4,698	$28,096	$20,261

The following table summarizes RSU activity for the nine months ended September 30, 2016:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2015	1,354	$29.20
Granted during 2016	967	36.77
Vested during 2016	(726)	30.76
Forfeited during 2016	(20)	31.48
RSUs unvested at September 30, 2016	1,575	$33.10

The following table summarizes stock option activity for the nine months ended September 30, 2016:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2015	132	$27.66
Exercised during 2016	—	—
Balance at September 30, 2016	132	$27.66	7.2 years	$1,391
Vested and expected to vest at September 30, 2016	132	$27.66	7.2 years	$1,391
Exercisable at September 30, 2016	66	$27.66	7.2 years	$696

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

Note 13 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the nine months ended

September 30, 2016:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2015	$(16,401)	$(57,242)	$(165,357)	$(239,000)
Change in unrealized gains (losses) on securities	83,390	—	—	83,390
Change in foreign currency translation adjustment	—	3,066	—	3,066
Amortization of net actuarial loss	—	—	21,153	21,153
Amortization of prior service cost	—	—	(3,633)	(3,633)
Tax effect	(31,303)	—	(6,701)	(38,004)
Balance at September 30, 2016	$35,686	$(54,176)	$(154,538)	$(173,028)
Allocated to the Company	$35,662	$(54,176)	$(154,538)	$(173,052)
Allocated to noncontrolling interests	24	—	—	24
Balance at September 30, 2016	$35,686	$(54,176)	$(154,538)	$(173,028)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended September 30, 2016 and 2015:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended September 30, 2016
Pretax change before reclassifications	$12,435	$(3,459)	$—	$8,976
Reclassifications out of AOCI	(8,687)	—	5,832	(2,855)
Tax effect	(1,169)	—	(2,230)	(3,399)
Total other comprehensive income (loss), net of tax	$2,579	$(3,459)	$3,602	$2,722
Three Months Ended September 30, 2015
Pretax change before reclassifications	$(15,614)	$(15,416)	$—	$(31,030)
Reclassifications out of AOCI	(108)	—	6,572	6,464
Tax effect	4,780	—	(2,514)	2,266
Total other comprehensive income (loss), net of tax	$(10,942)	$(15,416)	$4,058	$(22,300)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the nine months ended September 30, 2016 and 2015:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Nine Months Ended September 30, 2016
Pretax change before reclassifications	$96,612	$3,066	$—	$99,678
Reclassifications out of AOCI	(13,222)	—	17,520	4,298
Tax effect	(31,303)	—	(6,701)	(38,004)
Total other comprehensive income (loss), net of tax	$52,087	$3,066	$10,819	$65,972
Nine Months Ended September 30, 2015
Pretax change before reclassifications	$(29,966)	$(29,210)	$—	$(59,176)
Reclassifications out of AOCI	1,545	—	21,474	23,019
Tax effect	9,047	—	(8,214)	833
Total other comprehensive income (loss), net of tax	$(19,374)	$(29,210)	$13,260	$(35,324)

The following table presents the effect of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Amounts reclassified from AOCI
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the condensed
	2016	2015	2016	2015	consolidated statements of income
Unrealized gains (losses) on securities:
Net realized gains (losses) on sales of securities	$8,687	$108	$13,707	$(1,545)	Net realized investment gains (losses)
Net other-than-temporary impairment losses	—	—	(485)	—	Net realized investment gains (losses)
Pretax total	$8,687	$108	$13,222	$(1,545)
Tax effect	$(3,261)	$(33)	$(5,057)	$492
Pension benefit adjustment:
Amortization of employee benefit plan items:
Net actuarial loss	$(7,043)	$(7,613)	$(21,153)	$(24,596)	(1)
Prior service credit	1,211	1,041	3,633	3,122	(1)
Pretax total	$(5,832)	$(6,572)	$(17,520)	$(21,474)
Tax effect	$2,229	$2,514	$6,701	$8,214

(1)	These components of AOCI are included in the computation of net periodic cost. See Note 10 Employee Benefit Plans for additional details.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

Note 14 – Litigation and Regulatory Contingencies

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

In Edwards the court has issued final approval of a settlement. The anticipated loss, for which a liability has been previously recorded, is not material to the condensed consolidated financial statements as a whole.

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

•

overcharged or improperly charged fees for products and services, conspired to fix prices, participated in the conveyance of illusory property interests, denied home warranty claims, and gave items of value to builders, brokers and others as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,
•	Downing v. First American Title Insurance Company, et al., filed on July 26, 2016 and pending in the Northern District of Georgia,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Lennen v. First American Financial Corporation, et al., filed on May 19, 2016 and pending in the United States District court for the Middle District of Florida,
•	McCormick v. First American Real Estate Services, Inc., et al., filed on December 31, 2015 and pending in the Superior Court of the State of California, County of Orange,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	In re First American Home Buyers Protection Corporation, consolidated on October 9, 2014 and pending in the United States District Court for the Southern District of California.

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

Note 15 – Business Combinations

During the three and nine months ended September 30, 2016, the Company completed acquisitions for an aggregate purchase price of $56.9 million and $75.5 million, respectively. The Company has recorded preliminary fair value estimates for the assets acquired and liabilities assumed, which are subject to change pending completion of the Company’s purchase price allocation. The Company allocates the purchase price of each acquisition to the assets acquired and liabilities assumed using a variety of valuation techniques, including discounted cash flow analysis. These acquisitions have been included in the Company’s title insurance and services segment.

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

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. This business is licensed to issue policies in all 50 states and the District of Columbia and actively issues policies in 47 states. In certain markets it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. The home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and appliances against failures that occur as the result of normal usage during the coverage period. This business currently operates in 39 states and the District of Columbia.

The corporate function consists primarily of certain financing facilities as well as the corporate services that support the Company’s business operations. Eliminations consist of inter-segment revenues and related expenses included in the results of the operating segments.

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended September 30, 2016:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,395,727	$188,706	$22,994	$41,948
Specialty Insurance	109,782	1,781	1,401	844
Corporate	2,855	(23,556)	96	—
Eliminations	(20)	—	—	—
	$1,508,344	$166,931	$24,491	$42,792

For the three months ended September 30, 2015:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,288,156	$136,984	$19,753	$31,309
Specialty Insurance	101,210	1,684	1,197	927
Corporate	(5,428)	(23,272)	122	2
Eliminations	(23)	—	—	—
	$1,383,915	$115,396	$21,072	$32,238

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements – (Continued)

(unaudited)

For the nine months ended September 30, 2016:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$3,750,118	$448,815	$66,510	$99,887
Specialty Insurance	317,246	18,744	4,107	3,928
Corporate	4,265	(71,429)	288	—
Eliminations	(40)	—	—	—
	$4,071,589	$396,130	$70,905	$103,815

For the nine months ended September 30, 2015:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$3,534,987	$361,223	$59,443	$91,468
Specialty Insurance	293,398	29,446	3,579	2,804
Corporate	(9,148)	(74,703)	367	2
Eliminations	(449)	—	—	—
	$3,818,788	$315,966	$63,389	$94,274

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Pending Accounting Pronouncements

In August 2016, the FASB issued updated guidance intended to eliminate the diversity in practice regarding the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated statement of cash flows.

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

The Company’s total revenues increased $124.4 million, or 9.0%, in the third quarter of 2016 when compared with the third quarter of 2015.  This increase was primarily attributable to an increase in agent premiums and, to a lesser extent, an increase in direct premiums and escrow fees from residential refinance transactions in the title insurance and services segment.  Agent premiums increased $40.0 million, or 6.8%, and direct premiums and escrow fees from residential refinance transactions increased $33.4 million, or 52.8%, in the third quarter of 2016 when compared to the third quarter of 2015.

According to the Mortgage Bankers Association’s September 12, 2016 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 31.7% in the third quarter of 2016 when compared with the third quarter of 2015. According to the MBA Forecast, the dollar amount of purchase originations increased 9.2% and refinance originations increased 71.9%. This volume of domestic residential mortgage origination activity contributed to a 3.2% increase in direct premiums and escrow fees from domestic residential purchase transactions and a 52.8% increase in direct premiums and escrow fees from domestic refinance transactions in the third quarter of 2016 when compared to the third quarter of 2015.

During the third quarter of 2016, the level of domestic title orders opened per day by the Company’s direct title operations increased by 17.4% when compared with the third quarter of 2015.  Residential refinance and purchase orders opened per day increased by 58.0% and 0.5%, respectively, and commercial orders opened per day decreased by 7.5%.

In May 2016, the Company’s board of directors terminated the Company’s funded defined benefit pension plan effective as of July 31, 2016.  Once the termination process is complete, the Company estimates an annual reduction of approximately $22 million in personnel costs related to the pension plan within the corporate segment, based on the level of these expenses for the nine months ended September 30, 2016.  For further discussion of the pension termination including the recent and expected contribution amounts and the timing of pension termination expenses to be recognized, see Note 10 Employee Benefit Plans to the condensed consolidated financial statements.

The Company recorded certain reclassifications and revisions to its condensed consolidated statements of income for the three and nine months ended September 30, 2015.  For further discussion of these reclassifications and revisions, see Note 1 Basis of Condensed Consolidated Financial Statements.

Title Insurance and Services

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenues
Direct premiums and escrow fees	$544,427	$507,390	$37,037	7.3%	$1,471,338	$1,433,941	$37,397	2.6%
Agent premiums	625,953	585,974	39,979	6.8	1,653,990	1,520,507	133,483	8.8
Information and other	187,979	172,560	15,419	8.9	524,199	508,932	15,267	3.0
Net investment income	28,986	25,381	3,605	14.2	81,389	73,151	8,238	11.3
Net realized investment gains (losses)	8,382	(3,149)	11,531	366.2	19,202	(1,544)	20,746	NM [1]
	1,395,727	1,288,156	107,571	8.4	3,750,118	3,534,987	215,131	6.1
Expenses
Personnel costs	409,345	390,133	19,212	4.9	1,154,225	1,110,410	43,815	3.9
Premiums retained by agents	495,130	462,535	32,595	7.0	1,303,838	1,200,549	103,289	8.6
Other operating expenses	198,147	190,721	7,426	3.9	559,141	565,605	(6,464)	(1.1)
Provision for policy losses and other claims	64,352	71,768	(7,416)	(10.3)	171,994	194,053	(22,059)	(11.4)
Depreciation and amortization	22,994	19,753	3,241	16.4	66,510	59,443	7,067	11.9
Premium taxes	16,301	15,612	689	4.4	43,488	41,836	1,652	3.9
Interest	752	650	102	15.7	2,107	1,868	239	12.8
	1,207,021	1,151,172	55,849	4.9	3,301,303	3,173,764	127,539	4.0
Income before income taxes	$188,706	$136,984	$51,722	37.8%	$448,815	$361,223	$87,592	24.2%
Margins	13.5%	10.6%	2.9%	27.4%	12.0%	10.2%	1.8%	17.6%

(1)	Not meaningful

Direct premiums and escrow fees were $544.4 million and $1.5 billion for the three and nine months ended September 30, 2016, respectively, increases of $37.0 million, or 7.3%, and $37.4 million, or 2.6%, when compared with the respective periods of the prior year. The increases for the three and nine months ended September 30, 2016 were primarily due to an increase in domestic title orders closed, partially offset by a decrease in average revenues per order closed.  The average revenues per order closed were $1,859 and $1,921 for the three and nine months ended September 30, 2016, respectively, decreases of 10.5% and 1.2% when compared with $2,077 and $1,945 for the respective periods of the prior year. The decreases in average revenues per order closed for the three and nine months ended September 30, 2016 were primarily attributable to a shift in the mix of direct revenues generated from higher premium commercial products to lower premium residential refinance products.  The Company’s direct title operations closed 268,400 and 705,700 title orders during the three and nine months ended September 30, 2016, respectively, increases of 19.8% and 4.1% when compared with 224,000 and 678,100 title orders closed during the respective periods of the prior year.

Agent premiums were $626.0 million and $1.7 billion for the three and nine months ended September 30, 2016, respectively, increases of $40.0 million, or 6.8%, and $133.5 million, or 8.8%, when compared with the respective periods of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity. The increase in agent premiums quarter over quarter was generally consistent with the 1.5% increase in the Company’s direct premiums and escrow fees in the second quarter of 2016 as compared with the second quarter of 2015.

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

Information and other revenues were $188.0 million and $524.2 million for the three and nine months ended September 30, 2016, respectively, increases of $15.4 million, or 8.9%, and $15.3 million, or 3.0%, when compared with the respective periods of the prior year.  Excluding the $10.3 million and $20.9 million impact of new acquisitions for the three and nine months ended September 30, 2016, respectively, information and other revenues increased  $5.1 million, or 3.0%, and decreased $5.6 million, or 1.1%, when compared with the respective periods of the prior year.  The increase in information and other revenues for the three months ended September 30, 2016, adjusted for the impact of acquisitions, was due to higher demand for the Company’s title plant and data products, partially offset by lower revenue in the Company’s Australian operations due to the loss of a large customer.  The decrease in information and other revenues for the nine months ended September 30, 2016, adjusted for the impact of acquisitions, was due to lower demand for the Company’s default information products as a result of the decrease in domestic loss mitigation activities and lower revenue in the Company’s Australian operations due to the loss of a large customer, partially offset by higher demand for the Company’s title plant and data products.

Net investment income totaled $29.0 million and $81.4 million for the three and nine months ended September 30, 2016, respectively, increases of $3.6 million, or 14.2%, and $8.2 million, or 11.3%, when compared with the respective periods of the prior year. The increases were primarily attributable to higher interest income from the investment portfolio due to higher average balances in the title insurance and services segment’s debt securities portfolio, partially offset by lower income from investments accounted for using the equity method when compared to the same periods of the prior year.

Net realized investment gains totaled $8.4 million and $19.2 million for the three and nine months ended September 30, 2016, respectively, and were primarily from the sales of debt and equity securities.  Net realized investment gains for the nine months ended September 30, 2016 also included gains from the sales of real estate and certain regional operations. Net realized investment losses totaled $3.1 million for the three months ended September 30, 2015 and were primarily attributable to a loss from the sale of a wholly-owned subsidiary.  Net realized investment losses totaled $1.5 million for the nine months ended September 30, 2015 and were primarily related to impairment on internally developed software of $7.3 million, net realized losses from the sales of equity securities of $4.0 million, partially offset by gains from the sales of real estate of $9.4 million.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $409.3 million and $1.2 billion for the three and nine months ended September 30, 2016, respectively, increases of $19.2 million, or 4.9%, and $43.8 million, or 3.9%, when compared with the respective periods of the prior year.  Excluding the $8.2 million and $16.8 million impact of new acquisitions for the three and nine months ended September 30, 2016, respectively, personnel costs increased $11.0 million, or 2.8%, and $27.0 million, or 2.4%, when compared with the respective periods of the prior year.  The increases in personnel costs for the three and nine months ended September 30, 2016, adjusted for the impact of new acquisitions, were primarily attributable to higher salary, share based compensation, incentive compensation, and employee benefits expense.  The higher salary costs were due to an increase in average salaries and, to a lesser extent, higher average headcount.  The higher share based compensation costs were due to increased restricted stock units granted to employees during the first quarter of 2016 associated with 2015 performance.  The increases in incentive compensation expense were due to higher commissions paid on higher revenues, partially offset by lower expected 401(k) savings plan matches.  The increases in employee benefits expense were primarily due to higher paid medical claims when compared to the same period of the prior year.

Agents retained $495.1 million and $1.3 billion of title premiums generated by agency operations for the three and nine months ended September 30, 2016, respectively, which compares with $462.5 million and $1.2 billion for the respective periods of the prior year. The percentage of title premiums retained by agents was 79.1% and 78.8% for the three and nine months ended September 30, 2016, respectively, compared to 78.9% and 79.0% for the respective periods of the prior year.  The increase in the percentage of title premiums retained by agents for the three months ended September 30, 2016 was due to a change in the geographic mix of agency revenues towards higher agent-retention geographies.  The decrease in the percentage of title premiums retained by agents for the nine months ended September 30, 2016 was due to a change in the geographic mix of agency revenues towards lower agent-retention geographies.

Other operating expenses for the title insurance and services segment were $198.1 million and $559.1 million for the three and nine months ended September 30, 2016, respectively, an increase of $7.4 million, or 3.9%, and a decrease of $6.5 million, or 1.1%, when compared with the respective periods of the prior year.  Excluding the $2.1 million and $4.4 million impact of new acquisitions for the three and nine months ended September 30, 2016, respectively, other operating expenses increased $5.3 million, or 2.8%, and decreased $10.9 million, or 1.9%, when compared with the respective periods of the prior year.  The increase in other operating expenses for the three months ended September 30, 2016, adjusted for the impact of new acquisitions, was primarily attributable to higher production related costs due to higher order volumes.  The decrease in other operating expenses for the nine months ended September 30, 2016, adjusted for the impact of new acquisitions, was primarily attributable to lower production related costs, lower bad debt expense, lower foreign currency exchange losses and a recovery on an insurance claim.  Production related costs for the nine months ended September 30, 2016 declined due to an increase in the mix of revenues generated from products with lower production related expenses as a percentage of revenue.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 5.5% for the three and nine months ended September 30, 2016 compared to 6.6% for the three and nine months ended September 30, 2015. The current quarter rate of 5.5% reflects the ultimate loss rate of 5.0% for the current policy year and a $5.8 million net increase in the loss reserve estimates for prior policy years. The third quarter of 2015 rate of 6.6% reflected the ultimate loss rate of 6.0% for the 2015 policy year and a $6.2 million net increase in the loss reserve estimates for prior policy years.

Depreciation and amortization expense was $23.0 million and $66.5 million for the three and nine months ended September 30, 2016, respectively, increases of $3.2 million, or 16.4%, and $7.1 million, or 11.9%, when compared with the respective periods of the prior year.  The increases in depreciation and amortization for the three and nine months ended September 30, 2016 were primarily attributable to the amortization expense associated with internally developed technology and purchased software licenses.

Premium taxes were $16.3 million and $43.5 million for the three and nine months ended September 30, 2016, respectively, increases of $700 thousand, or 4.4%, and $1.7 million, or 3.9%, respectively, compared to $15.6 million and $41.8 million for the same periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for the three and nine months ended September 30, 2016 and 2015.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Pre-tax margins for the three and nine months ended September 30, 2016 were 13.5% and 12.0%, respectively, compared with 10.6% and 10.2% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenues
Direct premiums	$105,299	$98,060	$7,239	7.4%	$304,277	$282,527	$21,750	7.7%
Information and other	754	795	(41)	(5.2)	2,394	2,422	(28)	(1.2)
Net investment income	2,595	2,336	259	11.1	7,085	6,552	533	8.1
Net realized investment gains	1,134	19	1,115	NM [1]	3,490	1,897	1,593	84.0
	109,782	101,210	8,572	8.5	317,246	293,398	23,848	8.1
Expenses
Personnel costs	17,347	17,089	258	1.5	51,149	49,530	1,619	3.3
Other operating expenses	14,603	12,055	2,548	21.1	43,563	36,262	7,301	20.1
Provision for policy losses and other claims	72,663	67,358	5,305	7.9	194,479	169,497	24,982	14.7
Depreciation and amortization	1,401	1,197	204	17.0	4,107	3,579	528	14.8
Premium taxes	1,987	1,827	160	8.8	5,204	5,084	120	2.4
	108,001	99,526	8,475	8.5	298,502	263,952	34,550	13.1
Income before income taxes	$1,781	$1,684	$97	5.8%	$18,744	$29,446	$(10,702)	(36.3)%
Margins	1.6%	1.7%	(0.1)%	(5.9)%	5.9%	10.0%	(4.1)%	(41.0)%

(1)	Not meaningful

Direct premiums were $105.3 million and $304.3 million for the three and nine months ended September 30, 2016, respectively, increases of $7.2 million, or 7.4%, and $21.8 million, or 7.7%, when compared with the respective periods of the prior year. The increases in direct premiums for the three and nine months ended September 30, 2016 were attributable to higher premiums earned in the home warranty business driven by an increase in the price charged for home warranty residential service contracts and an increase in the number of contracts issued.

Net realized investment gains totaled $1.1 million and $3.5 million for the three and nine months ended September 30, 2016, respectively, and $19 thousand and $1.9 million for the three and nine months ended September 30, 2015, respectively, and were primarily from the sales of debt and equity securities. Net realized investment gains for the nine months ended September 30, 2016 also included gains from the sale of real estate.

Personnel costs and other operating expenses were $32.0 million and $94.7 million for the three and nine months ended September 30, 2016, respectively, increases of $2.8 million, or 9.6%, and $8.9 million, or 10.4%, when compared with the respective periods of the prior year. The increases were primarily related to higher advertising expense in the home warranty business, higher offshore labor expense related to increased customer support activities associated with the increased volume in the home warranty business, and higher salary expense due to higher average salaries.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 69.8% and 63.4% for the three and nine months ended September 30, 2016, respectively, compared with 64.8% and 57.4% for the respective periods of the prior year.  The increases in the claims rates for the three and nine months ended September 30, 2016 were primarily attributable to higher contract servicing costs. The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 67.3% and 65.0% for the three and nine months ended September 30, 2016, respectively, compared with 77.0% and 65.2% for the respective periods of the prior year. The decrease in the claims rate for the three months ended September 30, 2016 was primarily attributable to a decrease in the severity of claims and a decline in weather-related loss events, partially offset by higher claims frequency. The claims rate for the three months ended September 30, 2015 was impacted by a wildfire in northern California.

Premium taxes were $2.0 million and $5.2 million for the three and nine months ended September 30, 2016, respectively, compared with $1.8 million and $5.1 million for the respective periods of the prior year. Premium taxes as a percentage of specialty insurance segment premiums were 1.9% and 1.7% for the three and nine months ended September 30, 2016, respectively, and 1.9% and 1.8% for the three and nine months ended September 30, 2015, respectively.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pre-tax margins for the three and nine months ended September 30, 2016 were 1.6% and 5.9%, respectively, compared with 1.7% and 10.0% in the respective periods of the prior year.

Corporate

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Revenues
Net investment income (losses)	$2,855	$(5,428)	$8,283	152.6%	$4,265	$(8,580)	$12,845	149.7%
Net realized investment losses	—	—	—	—	—	(568)	568	100.0
	2,855	(5,428)	8,283	152.6	4,265	(9,148)	13,413	146.6
Expenses
Personnel costs	12,000	4,521	7,479	165.4	33,755	25,378	8,377	33.0
Other operating expenses	7,215	6,546	669	10.2	20,309	19,451	858	4.4
Depreciation and amortization	96	122	(26)	(21.3)	288	367	(79)	(21.5)
Interest	7,100	6,655	445	6.7	21,342	20,359	983	4.8
	26,411	17,844	8,567	48.0	75,694	65,555	10,139	15.5
Loss before income taxes	$(23,556)	$(23,272)	$(284)	(1.2)%	$(71,429)	$(74,703)	$3,274	4.4%

Net investment income totaled $2.9 million and $4.3 million for the three and nine months ended September 30, 2016, respectively, compared with losses of $5.4 million and $8.6 million for the respective periods of the prior year.   The increases in net investment income for the three and nine months ended September 30, 2016 were primarily attributable to higher earnings on investments associated with the Company’s deferred compensation plan when compared to the same periods of 2015.  Net investment losses for the nine months ended September 30, 2015 were also impacted by a one-time non-cash expense of $4.0 million, recorded during the first quarter of 2015, related to the investments associated with the Company’s deferred compensation plan.

Corporate personnel costs and other operating expenses were $19.2 million and $54.1 million for the three and nine months ended September 30, 2016, respectively, compared with $11.1 million and $44.8 million for the respective periods of the prior year. The increases in personnel costs and other operating expenses for the three and nine months ended September 30, 2016 were primarily attributable to increased expense related to the Company’s deferred compensation plan.

Eliminations

The Company’s inter-segment eliminations were not material for the three and nine months ended September 30, 2016 and 2015.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 35.7% and 33.7% for the three and nine months ended September 30, 2016, respectively, compared with 34.3% and 34.4% for the respective periods of the prior year. The differences in the effective tax rates were primarily due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax income and changes in the ratio of permanent differences to income before income taxes.  The rates for both the three and nine months ended September 30, 2016 reflect the resolution of certain tax authority examinations and tax credits claimed in current and prior years.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and adjusts the allowance, as necessary. The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The ability or failure to achieve the forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets.  Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted in the next 12 months.

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and nine months ended September 30, 2016 was $107.4 million and $262.5 million, respectively, compared with $75.8 million and $207.1 million for the respective periods of the prior year. Net income attributable to the Company for the three and nine months ended September 30, 2016 was $107.3 million, or $0.96 per diluted share, and $262.0 million, or $2.36 per diluted share, respectively, compared with $75.5 million, or $0.69 per diluted share, and $206.5 million, or $1.88 per diluted share, for the respective periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements.     The Company generates cash primarily from the sale of its products and services and investment income. The Company’s current cash requirements include operating expenses, taxes, payments of principal and interest on its debt, capital expenditures, dividends on its common stock and business acquisitions, and may include repurchases of its common stock. Additionally, in May 2016, the Company’s board of directors terminated the Company’s funded defined benefit pension plan effective as of July 31, 2016.  In connection with the termination, to sufficiently fund the pension plan, the Company contributed an additional cash contribution of $55.9 million in September 2016 and expects to make an additional cash contribution of approximately $44 million. The Company also expected to pay other termination related expenses. For further discussion of the pension termination and expected additional cash contributions, see Note 10 Employee Benefit Plans to the condensed consolidated financial statements. Management forecasts the cash needs of the holding company and its primary subsidiaries and regularly reviews their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts. Due to the Company’s ability to generate cash flows from operations, its liquid-asset position and amounts available on its revolving credit facility, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and obligations for at least the next twelve months.

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

Cash provided by operating activities amounted to $252.2 million and $352.2 million for the nine months ended September 30, 2016 and 2015, respectively, after claim payments, net of recoveries, of $351.3 million and $364.3 million, respectively. The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2016 and 2015 were purchases of debt and equity securities, capital expenditures, dividends to common stockholders and business acquisitions. The most significant nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2016 were proceeds from the sales and maturities of debt and equity securities, increases in the deposit balances at the Company’s banking operations and net proceeds from the issuance of debt. The most significant nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2015 were proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The net effect of all activities on total cash and cash equivalents was an increase of $416.0 million for the nine months ended September 30, 2016 and a decrease of $295.7 million for the nine months ended September 30, 2015.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments.  In August 2016, the Company’s board of directors approved an increase in the Company’s quarterly cash dividend to 34 cents per common share, representing a 31% increase from the prior level of 26 cents per common share.  The dividend increase became effective beginning with the September 2016 dividend. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.4 million remained as of September 30, 2016. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the nine months ended September 30, 2016, the Company repurchased and retired 14 thousand shares of its common stock for a total purchase price of $454 thousand and as of September 30, 2016, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.6 million.

Holding Company.     First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of September 30, 2016, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries for the remainder of 2016, without prior approval from applicable regulators, was $549.1 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of September 30, 2016, the holding company’s sources of liquidity included $244.0 million of cash and cash equivalents and $540.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $700.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes. At September 30, 2016, the Company was in compliance with the financial covenants under the credit agreement.

In September 2016, the Company borrowed $160.0 million under the credit facility to fund acquisitions and to partially fund its obligation in connection with the termination of its pension plan. At September 30, 2016, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 2.28%. See Note 15 Business Combinations to the condensed consolidated financial statements for further discussion of the Company’s acquisitions, and see Note 10 Employee Benefit Plans to the condensed consolidated financial statements for further discussion of the Company’s pension termination.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During the nine months ended September 30, 2016, the Company financed securities for funds received totaling $39.2 million under these agreements. As of September 30, 2016, no amounts remained outstanding under these agreements.

Notes and contracts payable as a percentage of total capitalization was 19.6% and 17.5% at September 30, 2016 and December 31, 2015, respectively.

Investment Portfolio.   The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of September 30, 2016, 92% of the Company’s investment portfolio consisted of fixed income securities, of which 61% were United States government-backed or rated AAA and 94% were rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from Standard & Poor’s Rating Services, DBRS, Inc., Fitch Ratings, Inc. and Moody’s Investor Service, Inc. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s investment portfolio at September 30, 2016, see Note 3 Debt and Equity Securities to the condensed consolidated financial statements.

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $7.5 billion and $6.6 billion at September 30, 2016 and December 31, 2015, respectively, of which $3.1 billion and $2.6 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.2 billion and $3.0 billion at September 30, 2016 and December 31, 2015, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.2 billion and $2.8 billion at September 30, 2016 and December 31, 2015, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

At September 30, 2016 and December 31, 2015, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $7.4 million and $8.2 million, respectively. The guarantee arrangements relate to promissory notes and other contracts that contingently require the Company to make payments to the guaranteed party upon the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential obligation under these guarantees totaled $7.4 million and $8.2 million at September 30, 2016 and December 31, 2015, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its condensed consolidated balance sheets related to these guarantees at September 30, 2016 and December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of September 30, 2016, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In Edwards the court has issued final approval of a settlement. The anticipated loss, for which a liability has been previously recorded, is not material to the condensed consolidated financial statements as a whole.

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

•

overcharged or improperly charged fees for products and services, conspired to fix prices, participated in the conveyance of illusory property interests, denied home warranty claims, and gave items of value to builders, brokers and others as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including

•	Chassen v. First American Financial Corporation, et al., filed on January 22, 2009 and pending in the United States District Court of New Jersey,
•	Downing v. First American Title Insurance Company, et al., filed on July 26, 2016 and pending in the Northern District of Georgia,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Lennen v. First American Financial Corporation, et al., filed on May 19, 2016 and pending in the United States District court for the Middle District of Florida,
•	McCormick v. First American Real Estate Services, Inc., et al., filed on December 31, 2015 and pending in the Superior Court of the State of California, County of Orange,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,

•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	In re First American Home Buyers Protection Corporation, consolidated on October 9, 2014 and pending in the United States District Court for the Southern District of California.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of September 30, 2016 are $1.1 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

14. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $108.2 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

17. Systems damage, failures, interruptions and intrusions, and unauthorized data disclosures may disrupt the Company’s business, harm the Company’s reputation, result in material claims for damages or otherwise adversely affect the Company

The Company uses computer systems to receive, process, store and transmit business information, including highly sensitive non-public personal information as well as data from suppliers and other information upon which its business relies. It also uses these systems to manage substantial cash, investment assets, bank deposits, trust assets and escrow account balances on behalf of the Company and its customers, among other activities. Many of the Company’s products, services and solutions involving the use of real property related data are fully reliant on its systems and are only available electronically.  Accordingly, for a variety of reasons, the integrity of the Company’s computer systems and the protection of the information that resides on those systems are critically important to its successful operation.  The Company’s core computer systems are primarily located in two data centers.  The Company manages its primary data center and the secondary data center is maintained and managed by a third party.

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

18. Errors and fraud involving the transfer of funds may result in material financial losses or harm the Company’s reputation

The Company relies on its systems, employees and domestic and international banks to transfer funds. These transfers are susceptible to user input error, fraud, system interruptions, incorrect processing and similar errors that could result in lost funds or delayed transactions. The Company’s email and computer systems and systems used by its agents, customers and other parties involved in a transaction have been subject to, and are likely to continue to be the target of, fraudulent attacks, including attempts to cause the Company or its agents to improperly transfer funds. These attacks have increased in frequency and sophistication in recent years. Funds transferred to a fraudulent recipient are often not recoverable. In certain instances the Company may be liable for those unrecovered funds. The controls and procedures used by the Company to prevent transfer errors and fraud may prove inadequate, resulting in financial losses, reputational harm, loss of customers or other adverse consequences which could be material to the Company.

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

21. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of September 30, 2016, under such regulations, the maximum amount of dividends, loans and advances available in 2016 from these insurance subsidiaries, without prior approval from applicable regulators, was $549.1 million.

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

Date: October 20, 2016

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