Form 10-K
period 2016-12-31
First American Financial Corp
filed 2017-02-17
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was $4,346,358,102.

On February 10, 2017, there were 109,966,920 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2017 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

 THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE FACT THAT THEY DO NOT RELATE STRICTLY TO HISTORICAL OR CURRENT FACTS AND MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “INTEND,” “PLAN,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” OR OTHER SIMILAR WORDS AND PHRASES OR FUTURE OR CONDITIONAL VERBS SUCH AS “WILL,” “MAY,” “MIGHT,” “SHOULD,” “WOULD,” OR “COULD.” THESE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS REGARDING FUTURE OPERATIONS, PERFORMANCE, FINANCIAL CONDITION, PROSPECTS, PLANS AND STRATEGIES. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS THAT MAY PROVE TO BE INCORRECT.

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	CHANGES IN APPLICABLE LAWS AND GOVERNMENT REGULATIONS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	USE OF SOCIAL MEDIA BY THE COMPANY AND OTHER PARTIES;
•	REGULATION OF TITLE INSURANCE RATES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MITIGATION EFFORTS;
•	SYSTEMS DAMAGE, FAILURES, INTERRUPTIONS AND INTRUSIONS, OR UNAUTHORIZED DATA DISCLOSURES;
•	ERRORS AND FRAUD INVOLVING THE TRANSFER OF FUNDS;
•	THE COMPANY’S USE OF A GLOBAL WORKFORCE;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS;
•	INABILITY TO REALIZE THE BENEFITS OF, AND CHALLENGES ARISING FROM, THE COMPANY’S ACQUISITION STRATEGY; AND

•	OTHER FACTORS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN ITEM 1A OF PART I.

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

The Company has its executive offices at 1 First American Way, Santa Ana, California 92707-5913. The Company’s telephone number is (714) 250-3000.

General

The Company, through its subsidiaries, is engaged in the business of providing financial services through its title insurance and services segment and its specialty insurance segment. The title insurance and services segment provides title insurance, closing and/or escrow services and similar or related services domestically and internationally in connection with residential and commercial real estate transactions. It also provides products, services and solutions involving the use of real property related data, including data derived from its proprietary database, which are designed to mitigate risk or otherwise facilitate real estate transactions. It maintains, manages and provides access to title plant records and images and, in addition, provides banking, trust, document custodial and investment advisory services. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. In addition, our corporate function consists of certain financing facilities as well as the corporate services that support our business operations. Financial information regarding these business segments and the corporate function is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

The substantial majority of our business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal. In the current market environment, we are focused on growing our core title insurance and settlement services business, strengthening our enterprise through data and process advantage and managing and actively investing in complementary businesses that support our core title and settlement services business. We are also focused on continued improvement of our customers’ experiences with our products, services and solutions, and we remain committed to efficiently managing our business to market conditions throughout business cycles.

Title Insurance and Services Segment

Our title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions involving the use of real property related data designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant records and images; provides evidence of title; and provides banking, trust, document custodial and investment advisory services. In 2016, 2015, and 2014 the Company derived 92.1%, 92.5% and 92.0% of its consolidated revenues, respectively, from this segment.

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

The beneficiaries of title insurance policies usually are real estate buyers and mortgage lenders. A title insurance policy indemnifies the named insured and certain successors in interest against title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions. The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price of the property. In some cases the policy might provide insurance in a greater amount, such as where the buyer anticipates constructing improvements on the property. In addition, certain homeowner’s policies provide inflation coverage which could increase the coverage amount above the purchase price of the underlying property by a specified amount. The potential for claims under a title insurance policy issued to a mortgage lender generally ceases upon repayment of the mortgage loan. The potential for claims under a title insurance policy issued to a buyer generally ceases upon the sale or transfer of the insured property.

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

Issuing the Policy: Direct vs. Agency.    A title insurance policy can be issued directly by a title insurer or indirectly on behalf of a title insurer through agents, which usually operate independently of the title insurer and often issue policies for more than one insurer. Where the policy is issued by a title insurer, the search is performed by or on behalf of the title insurer, and the premium is collected and retained by the title insurer. Where the policy is issued by an agent, the search is typically performed by or on behalf of the agent, and the agent collects, and retains a portion of, the premium. The agent remits the remainder of the premium to the title insurer as compensation for the insurer bearing the risk of loss in the event a claim is made under the policy and for other services the insurer may provide. The percentage of the premium retained by an agent varies from region to region. A title insurer is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issues its policy directly or indirectly through an agent. In addition, as part of the policy, a title insurer may issue a closing protection letter that protects a lender from certain misuse of funds by the title insurer’s agent. When a loss to the title insurer occurs under a policy issued through an agent or a closing protection letter, under certain circumstances the title insurer may seek recovery of all or a portion of the loss from the agent or the agent’s errors and omissions insurance carrier.

Premiums.    The premium for title insurance is typically due and earned in full when the real estate transaction is closed. Premiums generally are calculated with reference to the policy amount. The premium charged by a title insurer or an agent is subject to regulation in most areas. Such regulations vary from state to state.

Our Title Insurance Operations

Overview.     We conduct our title insurance and closing business through a network of direct operations and agents. Through this network, we issue policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. We also offer title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets as described in the “International Operations” section below.

Customers, Sales and Marketing.  The mortgage market in the United States is concentrated. We believe that the top five mortgage lenders by volume collectively originate or are involved in approximately 30% of the mortgage origination volume in the United States. These institutions purchase title insurance policies and other products and services from us. These institutions also benefit from our products and services which are purchased for their benefit by others, such as title insurance policies purchased by borrowers as a condition to the making of a loan. The refusal of one or more of these or other significant lending institutions to purchase products and services from us or to accept our products and services that are to be purchased for their benefit could have a material adverse effect on the title insurance and services segment.

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

Within the direct channel, our sales and marketing efforts are focused on the primary sources of business referrals. For residential business referred by local or decentralized customers, we market to real estate agents and brokers, mortgage brokers, real estate attorneys, mortgage originators, homebuilders and escrow service providers. For refinance and default related business referred by customers with centrally managed platforms, we market to mortgage originators, servicers, and government-sponsored enterprises. For the commercial business we market primarily to commercial real estate investors, including real estate investment trusts, insurance companies and asset managers, as well as to law firms, commercial banks, investment banks, mortgage brokers and the owners of commercial real estate. We also market directly to national homebuilders focused on newly constructed residential property. In some instances we may supplement the efforts of our sales force with general marketing. Our marketing efforts emphasize our product offerings, the quality and timeliness of our services, our financial strength, process innovation and our national presence. We also provide educational information on our website and through other means to help consumers better understand our services and the homebuying/settlement process in general.

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

Agency Operations. As described above, we also issue title insurance policies through a network of agents. Our agreements with our issuing agents typically state the conditions under which the agent is authorized to issue our title insurance policies. The agency agreement also typically prescribes the circumstances under which the agent may be liable to us if a policy loss occurs. Such agency agreements typically are terminable without cause after a specified notice period has been met and are terminable immediately for cause. As is standard in our industry, our agents typically operate with a substantial degree of independence from us and frequently act as agents for other title insurers. We evaluate the profitability of our agency relationships on an ongoing basis, including a review of premium splits, deductibles and claims. As a result, from time to time we may terminate or renegotiate the terms of some of our agency relationships.

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

International Operations.   We provide products and services in a number of countries outside of the United States, and our international operations accounted for approximately 5.9% of our title insurance and services segment revenues in 2016. Today we have direct operations and a physical presence in several countries, including Canada, the United Kingdom and Australia. While reliable data are not available, we believe that we have the largest market share for title insurance outside of the United States. The Company’s revenues from external customers and long-lived assets are broken down between domestic and foreign operations in Note 21 Segment Financial Information to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

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

Title Plants.   Our collection of data and records on, or which impact, title to property – known as title plants – constitutes one of our principal assets. A title search is typically conducted by searching the abstracted information from public records or utilizing a title plant holding information abstracted from public records. While public title records generally are indexed by reference to the names of the parties to a given recorded document, our title plants primarily arrange their records on a geographic basis. Because of this difference, title plant records generally may be searched more effectively, which we believe reduces the risk of errors associated with the search. Many of our title plants also index prior policies, adding to searching efficiency. Certain locations utilize jointly owned plants or utilize a plant under a joint user agreement with other title companies. In addition to these ownership interests, we are in the business of maintaining, managing and providing access to title plant records and images that may be owned by us or other parties. We believe that our title plants, whether wholly or partially owned or utilized under a joint user agreement, are among the most comprehensive in the industry.

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

We believe that competition for title insurance, closing services and related products and services is based primarily on quality, price, customer relationships and the timeliness of the delivery of our products. Customer service is an important competitive factor because parties to real estate transactions are usually concerned with time schedules and costs associated with delays in closing transactions. In certain transactions, such as those involving commercial properties, financial strength and scope of coverage are also important. In addition, we regularly evaluate our pricing and agent splits, and based on competitive, market and regulatory conditions and claims history, among other factors, adjust our prices and agent splits as and where appropriate.

Trust and Investment Advisory Services.   Our federal savings bank subsidiary offers trust and investment advisory services, deposit services and asset management services.  As of December 31, 2016 this company administered fiduciary and custodial assets having a market value in excess of $3.1 billion which includes managed assets of $1.4 billion, and had assets of $3.1 billion, deposits of $2.9 billion and stockholder’s equity of $237.0 million.

Specialty Insurance Segment

Property and Casualty Insurance.   Our property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. We are licensed to issue policies in all 50 states and the District of Columbia and actively issue policies in 47 states. The majority of policy liability is in the western United States, including approximately 63% in California. In certain markets we also offer preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. We market our property and casualty insurance business using both direct distribution channels, including cross-selling through our existing closing-service activities, and through a network of independent brokers. We purchase reinsurance to limit risk associated with large losses from single events.

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

Our foreign insurance subsidiaries are regulated primarily by regulatory authorities in the regions, provinces and/or countries in which they operate and may secondarily be regulated by the domestic regulator of First American Title Insurance Company as a part of the First American insurance holding company system. Each of these regions, provinces and countries has established a regulatory framework with respect to the oversight of compliance with its laws and regulations. Therefore, our foreign insurance subsidiaries generally are subject to regulatory review, examination, investigation and enforcement in a similar manner as our domestic insurance subsidiaries, subject to local variations.

Our underwritten title companies, agencies and property and casualty insurance agencies are also subject to certain regulation by insurance regulatory or banking authorities, including, but not limited to, minimum net worth requirements, licensing requirements, statistical reporting requirements, rate filing requirements and marketing restrictions.

In addition to state-level regulation, our domestic subsidiaries that operate in the insurance business, as well as our home warranty and banking subsidiaries and other subsidiaries, are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The CFPB has broad authority to regulate, among other areas, the mortgage and real estate markets, including our domestic subsidiaries, in matters which impact consumers. This authority includes the enforcement of federal consumer financial laws, including the Real Estate Settlement Procedures Act. Regulations issued by the CFPB, or the manner in which it interprets and enforces existing consumer protection laws, have impacted and could continue to impact the way in which we conduct our businesses and the profitability of those businesses.

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

As of December 31, 2016, our debt and equity securities portfolio consisted of 92% of fixed income securities. As of that date, 60% of our fixed income investments were held in securities that are United States government-backed or rated AAA, and 94% of the fixed income portfolio were rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from Standard & Poor’s Rating Services, DBRS, Inc., Fitch Ratings, Inc. and Moody’s Investor Services, Inc. If a security was rated differently among the rating agencies, the lowest rating was selected.

In addition to our debt and equity securities portfolio, we maintain certain money-market and other short-term investments. We also hold strategic equity investments in companies engaged in our businesses or similar or related businesses.

Employees

As of December 31, 2016, the Company employed 19,531 people on either a part-time or full-time basis.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of December 31, 2016 are $1.1 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

Governmental entities have routinely inquired into certain practices in the real estate settlement services industry to determine whether certain of the Company’s businesses or its competitors have violated applicable laws, which include, among others, the insurance codes of the various jurisdictions and the Real Estate Settlement Procedures Act and similar state, federal and foreign laws. The CFPB, for example, has actively been utilizing its regulatory authority over the mortgage and real estate markets by bringing enforcement actions against various participants in the mortgage and settlement industries. Departments of insurance in the various states, the CFPB and other federal regulators and applicable regulators in international jurisdictions, either separately or together, also periodically conduct targeted inquiries into the practices of title insurance companies and other settlement services providers in their respective jurisdictions.

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

7. The use of social media by the Company and other parties could result in damage to the Company’s reputation and adversely affect its business or results of operations

The Company increasingly utilizes social media to communicate with customers, current and potential employees and other individuals interested in the Company. Information delivered by the Company, or by third parties about the Company, via social media can be easily accessed and rapidly disseminated, and could result in reputational harm, decreased customer loyalty or other issues that could diminish the value of the Company’s brand or result in significant liability.

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

9. Changes in certain laws and regulations, and in the regulatory environment in which the Company operates, could adversely affect the Company’s competitive position and results of operations

Federal officials are currently discussing various potential changes to laws and regulations that could impact the Company’s businesses, including changes to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the reform or privatization of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), and tax reform, including changes that could affect the mortgage interest deduction, among others. Changes in these areas, and more generally in the regulatory environment in which the Company and its customers operate, could adversely impact the volume of mortgage originations in the United States and the Company’s competitive position and results of operations.

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

11. Changes in the Company’s relationships with large mortgage lenders or government–sponsored enterprises could adversely affect the Company

The mortgage market in the United States is concentrated. Due to the consolidated nature of the industry, the Company derives a significant percentage of its revenues from a relatively small base of lenders, and their borrowers, which enhances the negotiating power of these lenders with respect to the pricing and the terms on which they purchase the Company’s products and other matters. Similarly, government-sponsored enterprises, because of their significant role in the mortgage process, have significant influence over the Company and other service providers. These circumstances could adversely affect the Company’s revenues and profitability. Changes in the Company’s relationship with any of these lenders or government-sponsored enterprises, the loss of all or a portion of the business the Company derives from these parties or any refusal of these parties to accept the Company’s products and services could have a material adverse effect on the Company.

12. A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength may negatively affect the Company’s results of operations and competitive position

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory capital and surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A3” by Moody’s Investor Services, Inc., “A” by Fitch Ratings, Inc., “A-” by Standard & Poor’s Ratings Services and “A” by A.M. Best Company, Inc. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The Company’s principal title insurance underwriter maintained $1.2 billion of total statutory capital and surplus as of December 31, 2016. Accordingly, if the ratings or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

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

14. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $110.1 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

The Company’s computer systems and systems used by its agents, suppliers and customers have been subject to, and are likely to continue to be the target of, computer viruses, cyber attacks, phishing attacks and other malicious activity. These attacks have increased in frequency and sophistication in recent years, and could expose the Company to system-related damage, failures, interruptions, and other negative events.  Further, certain other potential causes of system damage or other negative system-related events are wholly or partially beyond the Company’s control, such as natural disasters, vendor failures to satisfy service level requirements and power or telecommunications failures.  These incidents, regardless of their underlying causes, could disrupt the Company’s business and could also result in the loss or unauthorized release, gathering, monitoring or destruction of confidential, proprietary and other information pertaining to the Company, its customers, employees, agents or suppliers.

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

19. The Company’s use of a global workforce involves risks that could negatively impact the Company

The Company utilizes lower cost labor in countries such as India and the Philippines, among others. These countries are subject to relatively high degrees of political and social instability and may lack the infrastructure to withstand natural disasters. Such disruptions could decrease efficiency and increase the Company’s costs. Weakness of the United States dollar in relation to the currencies used in these countries may also reduce the savings achievable through this strategy. Furthermore, the practice of utilizing labor based in other countries is subject to heightened scrutiny in the United States and, as a result, the Company could face pressure to decrease its use of labor based outside the United States. Laws or regulations that require the Company to use labor based in the United States or effectively increase the cost of the Company’s labor costs abroad also could be enacted. The Company may not be able to pass on these increased costs to its customers.

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

21. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of December 31, 2016, under such regulations, the maximum amount of dividends, loans and advances available in 2017 from these insurance subsidiaries, without prior approval from applicable regulators, was $761.8 million.

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

We maintain our executive offices at MacArthur Place in Santa Ana, California. This office campus consists of five office buildings, a technology center and a two-story parking structure, totaling approximately 490,000 square feet. Three office buildings, totaling approximately 210,000 square feet, and the fixtures thereto and underlying land, are subject to a deed of trust and security agreement securing payment of a promissory note evidencing a loan made in October 2003, to our principal title insurance subsidiary in the original sum of $55.0 million. This loan is payable in monthly installments of principal and interest, is fully amortizing and matures November 1, 2023. The outstanding principal balance of this loan was $25.8 million as of December 31, 2016.

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

•	Downing v. First American Title Insurance Company, et al., filed on July 26, 2016 and pending in the United States District Court for the Northern District of Georgia,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Lennen v. First American Financial Corporation, et al., filed on May 19, 2016 and pending in the United States District court for the Middle District of Florida,
•	McCormick v. First American Real Estate Services, Inc., et al., filed on December 31, 2015 and pending in the Superior Court of the State of California, County of Orange,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	In re First American Home Buyers Protection Corporation, consolidated on October 9, 2014 and pending in the United States District Court for the Southern District of California.

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

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 10, 2017, was 2,487.

High and low stock prices and dividends declared for 2016 and 2015 are set forth in the table below.

	2016		2015
Period	High-low range	Cash dividends	High-low range	Cash dividends
Quarter Ended March 31	$31.74-38.35	$0.26	$32.59-37.75	$0.25
Quarter Ended June 30	$34.63-40.23	$0.26	$34.50-38.19	$0.25
Quarter Ended September 30	$39.25-43.55	$0.34	$36.88-43.16	$0.25
Quarter Ended December 31	$35.30-41.66	$0.34	$34.39-40.72	$0.25

In January 2017, the Company’s board of directors declared a cash dividend of $0.34 per share. We expect that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time. In addition, the ability to pay dividends also is potentially affected by the restrictions described in Note 2 Statutory Restrictions on Investments and Stockholders’ Equity to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

Unregistered Sales of Equity Securities

During the year ended December 31, 2016, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by the Company on March 16, 2011 and expanded on March 11, 2014, which program has no expiration date, the Company may repurchase up to $250.0 million of the Company’s issued and outstanding common stock. The Company did not repurchase any shares under this plan during the quarter ended December 31, 2016. Cumulatively the Company has repurchased $67.6 million (including commissions) of its shares and has the authority to repurchase an additional $182.4 million (including commissions) under the plan.

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

The following graph compares the cumulative total stockholder return on the Company’s common stock with the corresponding cumulative total returns of the Russell 2000 Financial Services Index, the Russell 1000 Index and a peer group index for the period from December 31, 2011 through December 31, 2016. In past years, the Company used the Russell 2000 Financial Services Index for purposes of the stock performance graph below. However, during 2016, the Russell indices were reconstituted such that the Company was moved from the Russell 2000 Index to the Russell 1000 Index. In connection with the reconstitution, the Company determined that the Russell 1000 Index would be a more appropriate broad equity market index to include in the stock performance graph. Accordingly, while both the Russell 1000 Index and the Russell 2000 Financial Services Index have been included for this transitional year, the Company does not expect to include the Russell 2000 Financial Services Index in future years.

The comparison assumes an investment of $100 on December 31, 2011 and reinvestment of dividends. This historical performance is not indicative of future performance.

Comparison of Cumulative Total Return

	First American Financial Corporation (FAF) (1)	Custom Peer Group (1)(2)	Russell 2000 Financial Services Index (1)	Russell 1000 Index (1)
December 31, 2011	$100	$100	$100	$100
December 31, 2012	$194	$116	$121	$116
December 31, 2013	$231	$166	$171	$155
December 31, 2014	$286	$183	$197	$176
December 31, 2015	$312	$207	$198	$177
December 31, 2016	$328	$246	$231	$198

(1)	As calculated by Bloomberg Financial Services, to include reinvestment of dividends.
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

The selected historical consolidated financial data for First American Financial Corporation (the “Company”) as of and for each of the five years in the period ended December 31, 2016, have been derived from the Company’s consolidated financial statements. The selected historical consolidated financial data should be read in conjunction with “Item 8. Financial Statements and Supplementary Data,”“Item 1—Business,” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

First American Financial Corporation and Subsidiary Companies

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$5,575,846	$5,175,456	$4,677,949	$4,956,077	$4,541,821
Net income	$343,476	$288,870	$234,215	$187,064	$301,728
Net income attributable to noncontrolling interests	$483	$784	$681	$697	$687
Net income attributable to the Company	$342,993	$288,086	$233,534	$186,367	$301,041
Total assets (Note A)	$8,831,777	$8,236,715	$7,647,889	$6,543,575	$6,064,040
Notes and contracts payable	$736,693	$581,052	$582,712	$308,263	$229,760
Stockholders’ equity (Note A)	$3,008,179	$2,749,960	$2,564,375	$2,444,507	$2,339,523
Return on average stockholders’ equity	11.9%	10.8%	9.3%	7.8%	13.8%
Dividends on common shares	$131,541	$108,524	$89,939	$51,324	$37,612
Per share of common stock (Note B)—
Net income attributable to the Company:
Basic	$3.10	$2.65	$2.18	$1.74	$2.83
Diluted	$3.09	$2.62	$2.15	$1.71	$2.77
Stockholders’ equity (Note A)	$27.36	$25.21	$23.85	$23.08	$21.82
Cash dividends declared	$1.20	$1.00	$0.84	$0.48	$0.36
Number of common shares outstanding
Weighted average during the year:
Basic	110,548	108,427	106,884	106,991	106,307
Diluted	111,156	109,826	108,688	109,102	108,542
End of year	109,944	109,098	107,541	105,900	107,239
Other Operating Data (unaudited):
Title orders opened (Note C)	1,281	1,262	1,156	1,385	1,635
Title orders closed (Note C)	958	882	816	1,103	1,192
Number of employees (Note D)	19,531	17,955	17,103	17,292	17,312

Note A—Amounts related to years 2015 – 2012 have been revised to reflect the derecognition of certain title plant assets that should have been written off in prior periods, and the misclassification of certain capitalized software, title plant imaging, real estate data and investments related to title plant assets as title plant assets.  See Note 1 Basis of Presentation and Significant Accounting Policies to the consolidated financial statements for further information about the financial statement revisions.

Note B—Per share information relating to net income is based on weighted-average number of shares outstanding for the years presented. Per share information relating to stockholders’ equity is based on shares outstanding at the end of each year.

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE THE FACTORS SET FORTH ON PAGES 3-4 OF THIS ANNUAL REPORT. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

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

Reportable Segments

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions involving the use of real property related data designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant records and images; provides evidence of title; and provides banking, trust, document custodial and investment advisory services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance and other insurance and guarantee products, as well as related settlement services in foreign countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets.

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

For recent policy years at early stages of development (generally the last three years), IBNR is generally estimated using a combination of expected loss rate and multiplicative loss development factor calculations. For more mature policy years, IBNR generally is estimated using multiplicative loss development factor calculations. The expected loss rate method estimates IBNR by applying an expected loss rate to total title insurance premiums and escrow fees, and adjusting for policy year maturity using estimated loss development patterns. Multiplicative loss development factor calculations estimate IBNR by applying factors derived from loss development patterns to losses realized to date. The expected loss rate and loss development patterns are based on historical experience and the relationship of the history to the applicable policy years.

The Company’s management uses the IBNR point estimate from the in-house actuary’s analysis and other relevant information concerning claims to determine what it considers to be the best estimate of the total amount required for the IBNR reserve.

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

A general decline in real estate prices can expose lenders to greater risk of losses on mortgage loans, as loan-to-value ratios increase and defaults and foreclosures increase. Title insurance claims exposure for a given policy year is also affected by the quality of mortgage loan underwriting during the corresponding origination year. The Company believes that the sensitivity of claims to external conditions in the real estate and mortgage markets is an inherent feature of title insurance’s business economics that applies broadly to the title insurance industry.

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $110.1 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	December 31, 2016		December 31, 2015
Known title claims	$83,805	8.1%	$87,543	8.9%
Incurred but not reported claims	888,126	86.6%	844,364	85.8%
Total title claims	971,931	94.7%	931,907	94.7%
Non-title claims	53,932	5.3%	51,973	5.3%
Total loss reserves	$1,025,863	100.0%	$983,880	100.0%

Activity in the reserve for known title claims is summarized as follows:

	December 31,
	2016	2015	2014
	(in thousands)
Balance at beginning of year	$87,543	$165,330	$135,478
Provision transferred from IBNR title claims related to:
Current year	15,098	13,569	29,939
Prior years	188,066	184,473	274,481
	203,164	198,042	304,420
Payments, net of recoveries, related to:
Current year	12,420	11,258	22,272
Prior years	197,821	243,519	249,851
	210,241	254,777	272,123
Other	3,339	(21,052)	(2,445)
Balance at end of year	$83,805	$87,543	$165,330

“Other” for 2015 included recoveries of $23.8 million on reinsured losses related to a large commercial title claim.

The provision transferred from IBNR title claims related to current year increased by $1.5 million in 2016 from 2015 and decreased by $16.4 million in 2015 from 2014 and payments, net of recoveries, related to current year increased by $1.2 million in 2016 from 2015 and decreased by $11.0 million in 2015 from 2014, reflecting variability in claims volumes characteristic of a policy year during its first year of development. In addition, 2014 experienced a higher level of fraud losses when compared to 2016 and 2015.

The provision transferred from IBNR title claims related to prior years increased by $3.6 million, or 1.9%, in 2016 from 2015 and decreased by $90.0 million, or 32.8%, in 2015 from 2014.  Payments, net of recoveries, related to prior years decreased by $45.7 million, or 18.8%, in 2016 from 2015 and decreased by $6.3 million, or 2.5%, in 2015 from 2014.  Generally, the provision transferred from IBNR title claims and payments are expected to decline with the runoff of older policy years that have higher expected ultimate losses, particularly policy years 2005 through 2008.  2015 and 2014 were impacted by the timing of the provision transferred from IBNR title claims and payments associated with certain large claims.  During 2014, the Company transferred provision of $56.0 million from IBNR title claims related to these large claims, and the Company paid $35.0 million, net of $21.0 million recovered through reinsurance, during the first quarter of 2015 to settle these claims.

Activity in the reserve for IBNR title claims is summarized as follows:

	December 31,
	2016	2015	2014
	(in thousands)
Balance at beginning of year	$844,364	$802,069	$840,104
Provision related to:
Current year	193,109	170,789	188,997
Prior years	42,552	93,092	64,133
	235,661	263,881	253,130
Provision transferred to known title claims related to:
Current year	15,098	13,569	29,939
Prior years	188,066	184,473	274,481
	203,164	198,042	304,420
Other	11,265	(23,544)	13,255
Balance at end of year	$888,126	$844,364	$802,069

“Other” primarily includes foreign currency translation gains and losses, assets acquired in connection with claim settlements, and recoveries.  “Other” for 2014 included a reinsurance receivable of $25.0 million that related to a large commercial title claim.

The provision related to current year increased by $22.3 million, or 13.1%, in 2016 from 2015.  This increase was attributable to a 6.5% increase in title premiums and escrow fees in 2016 from 2015 and a higher current year loss rate in 2016 when compared to 2015.  The current year loss rate in 2016 was 4.5% compared to 4.2% in 2015.

The provision related to current year decreased by $18.2 million, or 9.6%, in 2015 from 2014.  This decrease was attributable to a lower current year loss rate in 2015 when compared to 2014, partly offset by a 13.0% increase in title premiums and escrow fees in 2015 from 2014.  The current year loss rate in 2015 was 4.2% compared to 5.3% in 2014.

For further discussion of title provision recorded in 2016, 2015 and 2014, see Results of Operations, pages 38 and 39.

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

Other-than-temporary impairment–debt securities

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2016, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

The Company recorded other-than-temporary impairment losses considered to be credit related on its debt securities of $0.5 million, $2.2 million and $1.7 million for 2016, 2015, and 2014, respectively.

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

When an equity security has been in an unrealized loss position and its fair value is less than 80% of cost for twelve consecutive months, the Company’s review of the security includes the above noted factors as well as other evidence that might exist supporting the view that the security will recover its value in the foreseeable future. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company did not record any other-than-temporary impairment losses related to its equity securities for 2016, 2015 and 2014.

Litigation and regulatory contingencies.    The Company and its subsidiaries are parties to a number of ongoing routine and non-ordinary course legal proceedings. For those lawsuits where the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded. Actual losses may materially differ from the amounts recorded.  For a substantial majority of these lawsuits it is not possible to assess the probability of loss. Most of these lawsuits are putative class actions which require a plaintiff to satisfy a number of procedural requirements before proceeding to trial. As a result of, among other factors, ambiguities and inconsistencies in the myriad laws applicable to the Company’s business and the uniqueness of the factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss until a court has finally determined that a plaintiff has satisfied applicable procedural requirements. Furthermore, because most of these lawsuits are putative class actions, it is often impossible to estimate the possible loss or a range of loss, even where the Company has determined that a loss is reasonably possible.  In addition, many of the Company’s businesses are regulated by various federal, state, local and foreign governmental agencies and are subject to numerous statutory guidelines. These regulations and statutory guidelines often are complex, inconsistent or ambiguous, which results in additional uncertainty as to the outcome of a given lawsuit—including the amount of damages a plaintiff might be afforded—or makes it difficult to analogize experience in one case or jurisdiction to another case or jurisdiction.

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

For 2016, the Company chose to forego the qualitative assessment and performed a quantitative impairment test and, based on the results, determined that the fair values of its reporting units exceeded their carrying amounts and, therefore, no additional analysis was required.  The Company chose to perform qualitative assessments for 2015 and 2014, the results of which supported the conclusion that the fair values of the Company’s reporting units were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary.  As a result, the Company did not record any goodwill impairment losses for 2016, 2015 or 2014.

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

Impairment of equity method investments in affiliates. The carrying value of equity method investments in affiliates is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In making the determination as to whether an individual investment in an affiliate is impaired, the Company assesses the current and expected financial condition of each relevant entity, including, but not limited to, the anticipated ability of the entity to make its contractually required payments to the Company (with respect to debt obligations to the Company), the results of valuation work performed with respect to the entity, the entity’s anticipated ability to generate sufficient cash flows and the market conditions in the industry in which the entity is operating.  The Company did not record any impairment losses related to its equity method investments for 2016 and recognized impairment losses of $2.0 million and $22.5 million for 2015 and 2014, respectively.

Impairment of property and equipment. Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. If the undiscounted cash flow analysis indicates that the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying amount over its fair value. Impairment losses on property and equipment, which primarily related to impairments of internally developed software, were $5.2 million, $10.9 million and $1.2 million for 2016, 2015 and 2014, respectively.

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

Employee benefit plans.    The Company recognizes the overfunded or underfunded status of its funded defined benefit pension and unfunded supplemental benefit plans as an asset or liability on its consolidated balance sheets and recognizes changes in the funded status in the year in which changes occur, through accumulated other comprehensive loss. The funded status is measured as the difference between the fair value of plan assets and benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for the other postretirement plans). Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost previously are recorded as a component of accumulated other comprehensive loss. Plan assets and obligations are measured annually as of December 31.

The assumptions that have had the most significant impact to net periodic costs are the discount rate and expected long-term rate of return on plan assets.  The discount rate assumption reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments. Assumptions for the expected long-term rate of return on assets of the funded defined benefit pension plans are based on future expectations for returns for each asset class based on the calculated market-related value of plan assets and the effect of periodic target asset allocation rebalancing, adjusted for the payment of reasonable expenses of the plans from plan assets.  See Note 13 Employee Benefit Plans to the consolidated financial statements for discussion of the termination of the Company’s funded defined benefit pension plans.

Weighted-average actuarial assumptions used to determine costs for the plans for the years ended December 31, 2016 and 2015, were as follows:

	December 31,
	2016	2015
Funded defined benefit pension plans
Discount rate	4.31%	4.07%
Rate of return on plan assets	3.50%	6.50%
Unfunded supplemental benefit plans
Discount rate	4.33%	4.00%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans at December 31, 2016 and 2015, were as follows:

	December 31,
	2016	2015
Funded defined benefit pension plans
Discount rate	3.85%	4.31%
Unfunded supplemental benefit plans
Discount rate	4.03%	4.33%

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

In April 2015, the FASB issued updated guidance intended to clarify the accounting treatment for cloud computing arrangements that include software licenses. Under the updated guidance, if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company elected to adopt the updated guidance prospectively for all arrangements entered into or materially modified after the effective date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. The financial statement line items impacted by the adoption of the updated guidance include other intangible assets, net and depreciation and amortization.  See Note 6 Other Intangible Assets to the consolidated financial statements for further information on the Company’s internal-use software licenses.

In April 2015, the FASB issued updated guidance intended to simplify, and provide consistency to, the presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Pending Accounting Pronouncements

In November 2016, the FASB issued updated guidance intended to reduce the diversity in practice on presenting restricted cash or restricted cash equivalents in the statement of cash flows.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued updated guidance to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued updated guidance intended to simplify and improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  The updated guidance, which eliminates the intra-entity transfers exception, requires entities to recognize the income tax consequences of intra-entity transfers of assets, other than inventory, when the transfers occur.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2016, the FASB issued updated guidance intended to eliminate the diversity in practice regarding the presentation and classification of certain cash receipts and cash payments in the statement of cash flows.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated statements of cash flows.

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

In February 2016, the FASB issued updated guidance that requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations. Under the updated guidance, lessees will be required to recognize a right-of-use asset and a liability to make lease payments and disclose key information about leasing arrangements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  While the Company is currently evaluating the impact the new guidance will have on its consolidated financial statements, the Company expects the adoption of the new guidance will result in a material increase in the assets and liabilities on its consolidated balance sheets and will likely have an insignificant impact on its consolidated statements of income and statements of cash flows.

In January 2016, the FASB issued updated guidance intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  In addition to making other targeted improvements to current guidance, the updated guidance also requires all equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in the fair value recognized through net income. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted in certain circumstances. While the Company expects the adoption of this guidance to impact its consolidated statements of income, the materiality of the impact will depend upon the size of, and level of volatility experienced within, the Company’s equity portfolio.

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets. The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of recognition. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Revenue from insurance contracts is not within the scope of this guidance. In August 2015, the FASB issued updated guidance which defers the effective date of this guidance by one year. In 2016, the FASB issued additional updates to the new guidance primarily to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, accounting for licenses of intellectual property, and to provide narrow-scope improvements and additional practical expedients. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption prohibited. The Company expects to adopt the new guidance under the modified retrospective approach and, based on a preliminary assessment, does not expect the new guidance to have a material impact on its consolidated financial statements.

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

The Company’s total revenues for the year ended December 31, 2016 were $5.6 billion, which reflected an increase of $0.4 billion, or 7.7%, when compared with $5.2 billion for the year ended December 31, 2015.  This increase was primarily attributable to an increase in agent premiums of $188.4 million, or 9.0%, and, to a lesser extent, an increase in direct premiums and escrow fees in the title insurance and services segment of $74.9 million, or 3.9%, in 2016 when compared to 2015.  Direct premiums and escrow fees from residential refinance and purchase transactions increased $59.5 million and $48.8 million, or 21.2% and 6.3%, respectively, while direct premiums and escrow fees from commercial transactions decreased $35.7 million, or 5.1%, in 2016 when compared to 2015.

According to the Mortgage Bankers Association’s February 15, 2017 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 12.6% in 2016 when compared with 2015. According to the MBA Forecast, the dollar amount of purchase originations increased 9.6% and refinance originations increased 16.1%. This higher volume of domestic residential mortgage origination activity contributed to an increase in direct premiums and escrow fees for the Company’s direct title operations of 6.3% from domestic residential purchase transactions and 21.2% from domestic refinance transactions in 2016 when compared to 2015.

During 2016, the Company completed acquisitions for an aggregate purchase price of $115.3 million and these acquisitions have been included in the Company’s title insurance and services segment.  These acquisitions strengthen the Company’s core title and settlement business, and enhance the solutions the Company offers to its customers.  In addition, the acquisitions leverage the Company’s industry-leading property data to drive operational efficiencies and improve quality.

In May 2016, the Company’s board of directors terminated the Company’s funded defined benefit pension plans effective as of July 31, 2016.  In connection with the termination, the pension plans offered an alternative lump sum distribution to certain participants.  The Company recognized $66.3 million in settlement costs within the corporate segment during the fourth quarter of 2016 related to distributions of pension plan assets totaling $127.2 million to participants electing lump sum payments.  The Company expects to complete the transfer of all remaining liabilities and administrative responsibilities related to the pension plans to one or more highly rated insurance companies by the end of the second quarter of 2017 and to recognize approximately $154 million in net unrealized losses within the corporate segment in the first half of 2017.  Once the termination process is complete, the Company estimates an annual reduction of approximately $22 million in personnel costs related to the pension plans within the corporate segment, based on the level of these expenses for the year ended December 31, 2016.  For further discussion of the pension termination including the recent and expected contribution amounts and the timing of pension termination expense to be recognized, see Note 13 Employee Benefit Plans to the consolidated financial statements.

The Company believes the purchase market will continue to strengthen in 2017 as a result of the ongoing improvement in housing and the general economy.  The Company also expects the commercial market will experience a modest decline in 2017 when compared to 2016.  Additionally, the recent increase in interest rates has significantly reduced the Company’s refinance volumes.  After peaking in July 2016 at 2,700 open orders per day, the Company’s refinance volumes have declined to approximately 1,200 open orders per day in January 2017.  The Company has made and will continue to make adjustments to its cost structure in response to the lower refinance order volumes.

In addition, the Company continues to monitor developments in its regulatory environment.  Currently, federal officials are discussing various potential changes to laws and regulations that could impact the Company’s businesses, including changes to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the reform or privatization of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), and tax reform, including changes that could affect the mortgage interest deduction, among others. Changes in these areas, and more generally in the regulatory environment in which the Company and its customers operate, could impact the volume of mortgage originations in the United States and the Company’s competitive position and results of operations. At this time, the nature and impact of any future changes is unknown.

Title Insurance and Services

	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums and escrow fees	$2,004,686	$1,929,783	$1,698,430	$74,903	3.9	$231,353	13.6
Agent premiums	2,286,630	2,098,265	1,867,402	188,365	9.0	230,863	12.4
Information and other	713,137	669,984	654,961	43,153	6.4	15,023	2.3
Net investment income	110,757	97,520	59,785	13,237	13.6	37,735	63.1
Net realized investment gains (losses)	18,915	(7,442)	23,850	26,357	354.2	(31,292)	(131.2)
	5,134,125	4,788,110	4,304,428	346,015	7.2	483,682	11.2
Expenses
Personnel costs	1,578,244	1,491,892	1,338,011	86,352	5.8	153,881	11.5
Premiums retained by agents	1,801,571	1,656,722	1,472,066	144,849	8.7	184,656	12.5
Other operating expenses	764,388	745,278	736,491	19,110	2.6	8,787	1.2
Provision for policy losses and other claims	235,661	263,881	253,122	(28,220)	(10.7)	10,759	4.3
Depreciation and amortization	93,069	80,359	77,820	12,710	15.8	2,539	3.3
Premium taxes	59,464	57,500	51,098	1,964	3.4	6,402	12.5
Interest	2,856	2,524	2,796	332	13.2	(272)	(9.7)
	4,535,253	4,298,156	3,931,404	237,097	5.5	366,752	9.3
Income before income taxes	$598,872	$489,954	$373,024	$108,918	22.2	$116,930	31.3
Margins	11.7%	10.2%	8.7%	1.5%	14.7	1.5%	17.2

Direct premiums and escrow fees increased $74.9 million, or 3.9%, in 2016 from 2015 and $231.4 million, or 13.6%, in 2015 from 2014. The increase in direct premiums and escrow fees in 2016 from 2015 was primarily due to an increase in domestic title orders closed by the Company’s direct title operations, partially offset by a decrease in domestic average revenues per order closed. The increase in direct premiums and escrow fees in 2015 from 2014 was primarily due to an increase in the domestic average revenues per order closed and an increase in domestic title orders closed by the Company’s direct operations. The domestic average revenues per order closed were $1,931, $2,012 and $1,886 for 2016, 2015 and 2014, respectively.  The 4.0% decrease in average revenues per order closed in 2016 from 2015 was primarily due to a shift in the mix of direct revenues generated from higher premium commercial products to lower premium residential refinance products. The 6.7% increase in average revenues per order closed in 2015 from 2014 was primarily due to higher real estate values and a greater number of large commercial deals that closed when compared to the prior year, partially offset by an increase in the mix of direct revenues generated from lower premium residential refinance transactions. The Company’s direct title operations closed 958,400, 882,400 and 816,400 domestic title orders during 2016, 2015 and 2014, respectively. The 8.6% increase in orders closed in 2016 from 2015 and the 8.1% increase in orders closed in 2015 from 2014 were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums increased $188.4 million, or 9.0%, in 2016 from 2015 and $230.9 million, or 12.4%, in 2015 from 2014. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, full year agent premiums typically reflect mortgage origination activity from the fourth quarter of the prior year through the third quarter of the current year. The increase in agent premiums in 2016 from 2015 was generally consistent with the 2.9% increase in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2016 as compared with the twelve months ended September 30, 2015. The increase in agent premiums in 2015 from 2014 was generally consistent with the 16.9% increase in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2015 as compared with the twelve months ended September 30, 2014.

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

Information and other revenues increased $43.2 million, or 6.4%, in 2016 from 2015 and $15.0 million, or 2.3%, in 2015 from 2014. Excluding the $48.5 million impact of new acquisitions for the year ended December 31, 2016, information and other revenues decreased $5.3 million, or 0.8%, in 2016 compared to 2015.  The decrease in 2016 from 2015, adjusted for the impact of new acquisitions, was due to lower demand for the Company’s default information products as a result of the decrease in domestic loss mitigation activities and lower revenue in the Company’s Australian operations due to the loss of a large customer, partially offset by higher demand for the Company’s title plant and data products.  Excluding the $23.2 million impact of new acquisitions for the year ended December 31, 2015, information and other revenues decreased $8.2 million, or 1.2%, in 2015 compared to 2014.  The decrease in 2015 from 2014, adjusted for the impact of new acquisitions, was due to lower demand for the Company’s default information products as a result of the decrease in domestic loss mitigation activities, partially offset by higher demand for certain of the Company’s non-insured services and products, which is directionally consistent with the increase in title insurance and services segment transaction volumes and revenue.

Net investment income increased $13.2 million, or 13.6%, in 2016 from 2015 and $37.7 million, or 63.1%, in 2015 from 2014.  The increase in 2016 from 2015 was primarily attributable to higher interest income from the investment portfolio due to higher average balances in the title insurance and services segment’s debt securities portfolio in 2016 when compared to 2015. The increase in 2015 from 2014 was primarily attributable to higher interest income from the investment portfolio primarily due to higher average balances in the title insurance and services segment’s debt securities portfolio in 2015 when compared to 2014 and lower impairment losses related to investments accounted for using the equity method when compared to 2014.  Net investment income for 2015 and 2014 included impairment losses recognized on investments accounted for using the equity method of $2.0 million and $22.5 million, respectively.  No impairment losses were recognized on investments accounted for using the equity method in 2016.

Net realized investment gains for the title insurance and services segment totaled $18.9 million for 2016 and were primarily from the sales of debt and equity securities.  Net realized investment losses were $7.4 million for 2015 and were primarily from the impairment of internally developed software and losses from the sales of equity securities, partially offset by gains from the sale of real estate.  Net realized investment gains were $23.9 million for 2014 and were primarily from the sales of debt and equity securities and the sale of real estate.  Net realized investment gains for 2016, 2015 and 2014 included $3.3 million, $9.3 million and $7.5 million, respectively, of gains from the sale of real estate, and included impairment losses of $5.2 million, $10.9 million and $2.4 million, respectively, primarily related to internally developed software.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs increased $86.4 million, or 5.8%, in 2016 from 2015 and $153.9 million, or 11.5%, in 2015 from 2014. Excluding the $38.1 million impact of new acquisitions for the year ended December 31, 2016, personnel costs increased $48.3 million, or 3.2%, in 2016 compared to 2015. The increase in 2016, adjusted for the impact of new acquisitions, was primarily attributable to higher salary, incentive compensation, share based compensation, and employee benefits expense.  The higher salary cost was due to an increase in average salaries and, to a lesser extent, higher average headcount.  The increase in incentive compensation expense was due to higher commissions paid on higher revenues, partially offset by lower 401(k) savings plan matches.  The higher share based compensation cost was due to increased restricted stock units granted to employees during the first quarter of 2016 associated with 2015 performance.   The increase in employee benefits expense was primarily due to higher paid medical claims.  Excluding the $19.3 million impact of new acquisitions for the year ended December 31, 2015, personnel costs increased $134.6 million, or 10.1%, in 2015 compared to 2014. The increase in 2015, adjusted for the impact of new acquisitions, was primarily attributable to higher incentive compensation costs, which include commissions, bonuses and 401(k) savings plan matches, due to higher revenue and profitability; higher salary expense due to higher headcount levels; and higher overtime and temporary labor costs driven by higher order volumes. Personnel costs included severance expense of $8.3 million, $5.6 million and $8.9 million for 2016, 2015 and 2014, respectively.

The Company continues to closely monitor order volumes and related staffing levels and intends to adjust staffing levels as considered necessary. The Company’s direct title operations opened 1,281,400, 1,261,700 and 1,155,500 domestic title orders in 2016, 2015 and 2014, respectively, representing an increase of 1.6% in 2016 from 2015 and an increase of 9.2% in 2015 from 2014.

A summary of premiums retained by agents and agent premiums is as follows:

	2016	2015	2014
	(in thousands, except percentages)
Premiums retained by agents	$1,801,571	$1,656,722	$1,472,066
Agent premiums	$2,286,630	$2,098,265	$1,867,402
% retained by agents	78.8%	79.0%	78.8%

The premium split between underwriter and agents is in accordance with the respective agency contracts and can vary from region to region due to divergences in real estate closing practices and state regulations. As a result, the percentage of title premiums retained by agents can vary due to the geographic mix of revenues from agency operations.  The decrease in the percentage of title premiums retained by agents in 2016 from 2015 was primarily due to a change in the geographic mix of agency revenues towards lower agent-retention geographies.  The increase in the percentage of title premiums retained by agents in 2015 from 2014 was primarily due to a change in the geographic mix of agency revenues towards higher agent-retention regions, partially offset by increased revenue from the issuance of closing protection letters since agents typically do not retain a portion of this revenue.

Other operating expenses (principally related to direct operations) increased $19.1 million, or 2.6%, in 2016 from 2015 and $8.8 million, or 1.2%, in 2015 from 2014. Excluding the $14.0 million impact of new acquisitions for the year ended December 31, 2016, other operating expenses increased $5.1 million, or 0.7%, in 2016 compared to 2015.  The increase in 2016 from 2015, adjusted for the impact of new acquisitions, was primarily attributable to higher professional services expenses and higher software related expenses, partially offset by lower bad debt expense, lower foreign currency exchange losses and a recovery on an insurance claim.  Excluding the $13.1 million impact of new acquisitions for the year ended December 31, 2015, other operating expenses decreased $4.3 million, or 0.6%, in 2015 compared to 2014.  The decrease in 2015 from 2014, adjusted for the impact of new acquisitions, was primarily attributable to higher bank earnings credits and lower professional services expenses, partially offset by higher production related expenses driven by higher order volumes and increased software related expenses. The increase in bank earnings credits was driven by higher average balances invested with third-party financial institutions and higher average earnings credit rates associated with those investments in 2015 when compared to 2014.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 5.5%, 6.6% and 7.1% for the years ended December 31, 2016, 2015 and 2014, respectively.

The current year rate of 5.5% reflects an ultimate loss rate of 4.5% for the current policy year and a $42.6 million net increase in loss reserve estimates for prior policy years.  The increase in loss reserve estimates for prior policy years was primarily attributable to potential uncertainty with respect to the Company’s exposure to large title claims.  A large title claim is defined as a title claim with a total ultimate loss in excess of $2.5 million.  This uncertainty is due to the following factors, among others: (i) the volatility associated with the timing and severity of large title claims, (ii) the potential of incurring one or more large title claims that significantly exceed estimated ultimate losses indicated by current historical trends, and (iii) the complexity associated with handling large title claims which makes it difficult to estimate the ultimate outcome.  While the Company believes its claims reserve attributable to large title claims is reasonable, this uncertainty increases the potential for adverse loss development.

As of December 31, 2016, the IBNR claims reserve for the title insurance and services segment was $888.1 million, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $718.5 million to $938.3 million. The range limits are $169.6 million below and $50.2 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

The prior year rate of 6.6% reflected an ultimate loss rate of 4.2% for policy year 2015 and a $93.1 million net increase in loss reserve estimates for prior policy years.  The increase in loss reserve estimates for prior policy years was primarily attributable to a change in methodology used by the Company’s internal actuary to estimate total ultimate losses.  Previously, the internal actuary’s model did not separate claims experience for large title claims from normal title claims activity.  With this change in methodology, the model began to separate claims experience for large title claims from normal title claims activity when developing reserve estimates.  As a result, loss reserve estimates for prior policy years increased, primarily for policy years 2004 through 2007.  The change in methodology was implemented due to the increased frequency of large title claims experienced over the prior several years and the volatility associated with the timing and severity of large title claims.  The Company accounted for this change in methodology as a change in accounting estimate.

The 2014 rate of 7.1% reflected an ultimate loss rate of 5.3% for policy year 2014 and a net increase in loss reserve estimates for prior policy years of $64.1 million. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during 2014, primarily from domestic commercial policies.  The reserve strengthening associated with domestic commercial policies was $41.4 million and was primarily attributable to several large commercial claims, net of anticipated recoveries, mainly from mechanics liens, and primarily related to policy years 2003, 2005 and 2007.  Other factors, including a large international commercial claim from policy year 2004, also contributed to the net increase in loss reserve estimates for prior policy years.

As of December 31, 2016, the projected ultimate loss ratios for policy years 2016, 2015 and 2014 were 4.5%, 4.1% and 4.8%, respectively.

Depreciation and amortization expense increased $12.7 million, or 15.8%, in 2016 from 2015 and $2.5 million, or 3.3%, in 2015 from 2014.  Excluding the $2.7 million impact of new acquisitions for the year ended December 31, 2016, depreciation and amortization expense increased $10.0 million, or 12.4%, in 2016 compared to 2015. The increase in 2016 was primarily attributable to amortization expense associated with internally developed technology and purchased software licenses.  Excluding the $2.4 million impact of new acquisitions for the year ended December 31, 2015, depreciation and amortization expense increased $0.1 million, or 0.1%, in 2015 compared to 2014.

Insurers generally are not subject to state income or franchise taxes. However, in lieu thereof, a premium tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. The Company’s noninsurance subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company’s total tax burden at the state level for the title insurance and services segment is composed of a combination of premium taxes and state income taxes. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for the years ended December 31, 2016, 2015 and 2014.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margins were 11.7%, 10.2% and 8.7% for the years ended December 31, 2016, 2015 and 2014, respectively.

Specialty Insurance

	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums	$411,353	$380,264	$353,812	$31,089	8.2	$26,452	7.5
Information and other	10,877	3,180	2,260	7,697	242.0	920	40.7
Net investment income	9,476	8,850	7,288	626	7.1	1,562	21.4
Net realized investment gains	4,138	1,463	5,306	2,675	182.8	(3,843)	(72.4)
	435,844	393,757	368,666	42,087	10.7	25,091	6.8
Expenses
Personnel costs	67,733	65,742	63,072	1,991	3.0	2,670	4.2
Other operating expenses	62,610	49,741	44,645	12,869	25.9	5,096	11.4
Provision for policy losses and other claims	252,940	227,211	196,901	25,729	11.3	30,310	15.4
Depreciation and amortization	5,593	4,775	4,978	818	17.1	(203)	(4.1)
Premium taxes	6,894	6,769	6,096	125	1.8	673	11.0
	395,770	354,238	315,692	41,532	11.7	38,546	12.2
Income before income taxes	$40,074	$39,519	$52,974	$555	1.4	$(13,455)	(25.4)
Margins	9.2%	10.0%	14.4%	(0.8)%	(8.0)	(4.4)%	(30.6)

Direct premiums increased $31.1 million, or 8.2%, in 2016 from 2015 and $26.5 million, or 7.5%, in 2015 from 2014. The increases were driven by higher premiums earned in the home warranty business.  The increase in 2016 from 2015 in the home warranty business was in its real estate, direct to consumer and renewal channels and was driven by an increase in the price charged for home warranty residential service contracts and an increase in the number of contracts issued.  The increase in 2015 from 2014 in the home warranty business was attributable to its real estate, direct to consumer and renewal channels and was driven by an increase in the number of home warranty residential service contracts issued.

Information and other revenues increased $7.7 million, or 242.0%, in 2016 from 2015 and $0.9 million, or 40.7%, in 2015 from 2014.  The increase in 2016 was primarily due to a change in how the Company reports installment fees related to home warranty residential service contracts.  Beginning in 2016, the Company reported installment fees in information and other revenues, while prior to 2016, the Company reported installment fees as a reduction in other operating expenses.  This change resulted in an increase to information and other revenues and an increase to other operating expenses of $7.5 million in 2016 when compared to 2015.

Net investment income increased $0.6 million, or 7.1%, in 2016 from 2015 and $1.6 million, or 21.4%, in 2015 from 2014.  The increases were primarily attributable to higher interest income from the investment portfolio due to a higher average yield and higher average balances in the specialty insurance segment’s debt securities portfolio when compared to prior years.

Net realized investment gains for the specialty insurance segment totaled $4.1 million, $1.5 million and $5.3 million for 2016, 2015 and 2014, respectively, and were primarily from the sales of debt and equity securities. Net realized investment gains for 2016 also included $2.3 million of gains from the sale of real estate.

Personnel costs and other operating expenses increased $14.9 million, or 12.9%, in 2016 from 2015 and $7.8 million, or 7.2%, in 2015 from 2014.  The increase in 2016 from 2015 was primarily related to a change in how the Company reports installment fees related to home warranty residential service contracts which is further discussed above, higher offshore labor expense related to increased customer support activities associated with the increased volume in the home warranty business, higher advertising expense in the home warranty business, and higher salary expense due to higher average salaries.  These increases were partially offset by a $3.5 million benefit from higher deferred acquisition costs associated with the change in how the Company reports installment fees related to home warranty residential service contracts which is further discussed above. The increase in 2015 from 2014 was primarily related to higher corporate allocations for shared services support, higher offshore labor expense related to increased customer support activities associated with the increased volume in the home warranty business, and higher advertising expense in the home warranty business.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 60.7% in 2016, 56.5% in 2015 and 53.3% in 2014.  The increase in rate in 2016 from 2015 was primarily attributable to higher contract servicing costs due to an increase in the frequency of higher cost claims related to increased equipment and replacement costs and less efficient claims management.  The increase in rate in 2015 from 2014 was primarily attributable to higher contract servicing costs due to an increase in the frequency of higher cost claims related to more severe weather conditions and less efficient claims management.  The efficiency of claims management was adversely impacted by the increased level of claims opened in 2016 and 2015 as a result of the higher volume of home warranty residential service contracts outstanding in 2016 and 2015.

The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 63.3% in 2016, 66.4% in 2015 and 60.1% in 2014. The decrease in rate in 2016 from 2015 was primarily attributable to lower weather-related loss events when compared to the prior year.  The increase in rate in 2015 from 2014 was primarily attributable to wildfires in northern California, hail storms in New Mexico, and an increase in the severity of claims, partially offset by a decrease in the frequency of claims.

Premium taxes as a percentage of specialty insurance segment premiums were 1.7% in 2016, 1.8% in 2015 and 1.7% in 2014.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pre-tax margins were 9.2%, 10.0% and 14.4% for 2016, 2015 and 2014, respectively.

Corporate

	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Net investment income (losses)	$5,946	$(5,387)	$5,504	$11,333	210.4	$(10,891)	(197.9)
Net realized investment (losses) gains	—	(568)	911	568	100.0	(1,479)	(162.3)
	5,946	(5,955)	6,415	11,901	199.8	(12,370)	(192.8)
Expenses
Personnel costs	110,656	37,301	34,545	73,355	196.7	2,756	8.0
Other operating expenses	26,867	25,976	26,528	891	3.4	(552)	(2.1)
Depreciation and amortization	385	462	2,799	(77)	(16.7)	(2,337)	(83.5)
Interest	29,403	27,014	17,981	2,389	8.8	9,033	50.2
	167,311	90,753	81,853	76,558	84.4	8,900	10.9
Loss before income taxes	$(161,365)	$(96,708)	$(75,438)	$(64,657)	(66.9)	$(21,270)	(28.2)

Net investment income totaled $5.9 million in 2016, a loss of $5.4 million in 2015 and income of $5.5 million in 2014. The change in net investment income for all three years is primarily attributable to fluctuations in earnings on investments associated with the Company’s deferred compensation plan.  Net investment losses for 2015 were impacted by a one-time non-cash charge of $4.0 million, recorded during the first quarter of 2015, related to the investments associated with the Company’s deferred compensation plan.

Corporate personnel costs and other operating expenses were $137.5 million, $63.3 million and $61.1 million in 2016, 2015 and 2014, respectively. The increase in 2016 was primarily attributable to a $66.3 million settlement expense recorded in the fourth quarter of 2016 related to the termination of the Company’s funded defined benefit pension plans.  For further discussion of the pension termination including the recent and expected contribution amounts and the timing of pension termination expense to be recognized, see Note 13 Employee Benefit Plans to the consolidated financial statements.  The increase in 2016 was also attributable to increased expense related to the Company’s deferred compensation plan and, to a lesser extent, higher professional services expense related to the pension termination and higher allocations from the title insurance and services segment for certain corporate services. The increase for 2015 was primarily attributable to increased expense related to the Company’s defined benefit pension and supplemental benefit plans, partially offset by decreased expense related to the Company’s deferred compensation plan.

Depreciation and amortization expense was $0.4 million, $0.5 million and $2.8 million in 2016, 2015 and 2014, respectively.  The decrease in 2015 was due to a noncompete asset that was fully amortized during 2014.

Interest expense increased $2.4 million in 2016 from 2015 and $9.0 million in 2015 from 2014.  Interest expense increased in 2016 primarily due to a change in how the Company reports amortization of deferred debt issuance costs.  Beginning in 2016, the Company reported amortization of deferred debt issuance costs in interest expense, while prior to 2016, the Company reported amortization of deferred debt issuance costs in other operating expenses.  This change resulted in an increase in interest expense and a decrease in other operating expenses of $2.0 million in 2016 when compared to 2015.  Interest expense also increased due to the Company borrowing $160.0 million under its credit facility during September 2016.  Interest expense increased in 2015 primarily due to the Company’s issuance of $300.0 million of debt in November 2014.  Interest expense related to an intercompany note payable to the title insurance segment was $0.4 million and $1.5 million for the years ended December 31, 2015 and 2014, respectively.  The intercompany note payable was settled during 2015.

Eliminations

Eliminations primarily represent interest income and related interest expense associated with intercompany notes between the Company’s segments, which are eliminated in the consolidated financial statements. The Company’s inter-segment eliminations were not material for the years ended December 31, 2016, 2015 and 2014.

Income Taxes

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	Year ended December 31,
	2016		2015		2014
	(in thousands, except percentages)
Taxes calculated at federal rate	$167,153	35.0%	$151,468	35.0%	$122,696	35.0%
State taxes, net of federal benefit	3,703	0.8	4,581	1.1	2,891	0.8
Change in liability for tax positions	(10,512)	(2.2)	1,094	0.3	412	0.1
Foreign income taxed at different rates	(7,983)	(1.7)	(7,111)	(1.6)	(6,091)	(1.7)
Federal tax credits	(12,265)	(2.6)	(1,710)	(0.4)	(2,184)	(0.6)
Other items, net	(5,991)	(1.2)	(4,427)	(1.1)	(1,379)	(0.4)
	$134,105	28.1%	$143,895	33.3%	$116,345	33.2%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 28.1% for 2016, 33.3% for 2015 and 33.2% for 2014. The differences in the effective tax rates are typically due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contribution to pretax income and changes in the ratio of permanent differences to income before income taxes. In addition, the 2016 rate reflects the resolution of certain tax authority examinations and tax credits claimed in current and prior years.  The 2015 rate includes a benefit for the release of valuation allowances previously provided against certain foreign net operating losses and other deferred tax assets.  The 2014 rate reflects non-recurring tax benefits resulting from certain adjustments to the Company’s state and non-U.S. tax accounts.

Net Income and Net Income Attributable to the Company

Net income and per share information are summarized as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Net income attributable to the Company	$342,993	$288,086	$233,534
Net income per share attributable to the Company’s stockholders:
Basic	$3.10	$2.65	$2.18
Diluted	$3.09	$2.62	$2.15
Weighted-average common shares outstanding:
Basic	110,548	108,427	106,884
Diluted	111,156	109,826	108,688

See Note 12 Earnings Per Share to the consolidated financial statements for further discussion of earnings per share.

Liquidity and Capital Resources

Cash requirements.     The Company generates cash primarily from the sale of its products and services and investment income. The Company’s current cash requirements include operating expenses, taxes, payments of principal and interest on its debt, capital expenditures and dividends on its common stock, and may include business acquisitions and repurchases of its common stock. Additionally, in May 2016, the Company’s board of directors terminated the Company’s funded defined benefit pension plans effective as of July 31, 2016.  In connection with the termination, to sufficiently fund the pension plans, the Company made additional cash contributions above scheduled amounts in 2016 of $84.8 million and expects to make an additional cash contribution of approximately $23 million in the first half of 2017. The Company also expects to pay other termination related expenses. For further discussion of the pension termination and expected additional cash contributions, see Note 13 Employee Benefit Plans to the consolidated financial statements. Management forecasts the cash needs of the holding company and its primary subsidiaries and regularly reviews their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts. Due to the Company’s ability to generate cash flows from operations, its liquid-asset position and amounts available on its revolving credit facility, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and obligations for at least the next twelve months.

The substantial majority of the Company’s business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal. Periods of increasing interest rates and reduced mortgage financing availability generally have an adverse effect on residential real estate activity and therefore typically decrease the Company’s revenues. In contrast, periods of declining interest rates and increased mortgage financing availability generally have a positive effect on residential real estate activity, which typically increases the Company’s revenues. Residential purchase activity is typically slower in the winter months with increased volumes in the spring and summer months. Residential refinance activity is typically more volatile than purchase activity and is highly impacted by changes in interest rates. Commercial real estate volumes are less sensitive to changes in interest rates, but fluctuate based on local supply and demand conditions for space and mortgage financing availability.

Cash provided by operating activities amounted to $489.4 million, $551.3 million and $360.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, after claim payments, net of recoveries, of $463.0 million, $476.5 million and $469.8 million, respectively. The principal nonoperating uses of cash and cash equivalents for the year ended December 31, 2016 were purchases of debt and equity securities, capital expenditures, dividends to common stockholders and business acquisitions. The principal nonoperating uses of cash and cash equivalents for the year ended December 31, 2015 were purchases of debt and equity securities, capital expenditures and dividends to common stockholders. The principal nonoperating uses of cash and cash equivalents for the year ended December 31, 2014 were purchases of debt and equity securities, repayment of debt, business acquisitions, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the year ended December 31, 2016 were proceeds from the sales and maturities of debt and equity securities, increases in the deposit balances at the Company’s banking operations and net proceeds from the issuance of debt. The most significant nonoperating sources of cash and cash equivalents for the year ended December 31, 2015 were proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The most significant nonoperating sources of cash and cash equivalents for the year ended December 31, 2014 were proceeds from the sales and maturities of debt and equity securities, increases in the deposit balances at the Company’s banking operations, proceeds from the issuance of debt and paydowns and net proceeds related to the sale of loans receivable. The net effect of all activities on total cash and cash equivalents was a decrease of $21.2 million, a decrease of $162.8 million, and an increase of $355.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments.  In August 2016, the Company’s board of directors approved an increase in the Company’s quarterly cash dividend to 34 cents per common share, representing a 31% increase from the prior level of 26 cents per common share.  The dividend increase became effective beginning with the September 2016 dividend. In January 2017, the Company’s board of directors approved a first quarter cash dividend of 34 cents per common share.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.4 million remained as of December 31, 2016. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2016, the Company repurchased and retired 14 thousand shares of its common stock for a total purchase price of $454 thousand and, as of December 31, 2016, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.6 million.

Holding company.     First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of December 31, 2016, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries in 2017, without prior approval from applicable regulators, was $761.8 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of December 31, 2016, the holding company’s sources of liquidity included $221.5 million of cash and cash equivalents and $540.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

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

In September 2016, the Company borrowed $160.0 million under the credit facility to fund acquisitions and to partially fund its obligation in connection with the termination of its funded defined benefit pension plans. At December 31, 2016, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 2.52%. See Note 20 Business Combinations to the consolidated financial statements for further discussion of the Company’s acquisitions, and see Note 13 Employee Benefit Plans to the consolidated financial statements for further discussion of the Company’s pension termination.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2016, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During 2016, the Company financed securities for funds received totaling $39.2 million under these agreements. As of December 31, 2016, no amounts remained outstanding under these agreements.

Notes and contracts payable as a percentage of total capitalization was 19.6% and 17.4% at December 31, 2016 and 2015, respectively. Notes and contracts payable are further described in Note 9 Notes and Contracts Payable to the consolidated financial statements.

Investment portfolio.     The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of December 31, 2016, 92% of the Company’s investment portfolio consisted of fixed income securities, of which 60% were United States government-backed or rated AAA and 94% were rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from S&P, DBRS, Inc., Fitch Ratings, Inc. and Moody’s. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s investment portfolio at December 31, 2016, see Note 3 Debt and Equity Securities to the consolidated financial statements.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Capital expenditures.    Capital expenditures primarily consist of software development costs, additions to property and equipment, additions to title plants and purchases of real estate data. Capital expenditures were $132.3 million, $127.6 million and $99.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in 2016 from 2015 primarily related to the Company’s adoption of the change in accounting treatment for internal-use software licenses in 2016, partially offset by lower spending in property and equipment, software, title plants, and real estate data. The increase in 2015 from 2014 primarily reflected increased spending in 2015 on software, real estate data, title plants and property and equipment. The increase in software in 2015 was mainly driven by the Company’s effort to comply with the Consumer Financial Protection Bureau’s TILA-RESPA integrated disclosure rule.

Contractual obligations.    A summary of the Company’s contractual obligations at December 31, 2016, by due date, is as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Notes and contracts payable	$736,693	$4,855	$168,022	$6,769	$557,047
Interest on notes and contracts payable	178,076	26,048	51,283	50,402	50,343
Operating leases	328,797	80,700	118,818	69,296	59,983
Deposits	2,779,478	2,779,478	—	—	—
Claim losses	1,025,863	251,329	227,216	154,549	392,769
Pension and supplemental benefit plans	450,271	38,494	29,678	30,626	351,473
	$5,499,178	$3,180,904	$595,017	$311,642	$1,411,615

The timing of claim payments is estimated and is not set contractually. Nonetheless, based on historical claims experience, the Company anticipates the above payment patterns. Changes in future claim settlement patterns, judicial decisions, legislation, economic conditions and other factors could affect the timing and amount of actual claim payments. The timing and amount of payments in connection with pension and supplemental benefit plans are based on the Company’s current estimates and require the use of significant assumptions. Changes in significant assumptions could affect the amount and timing of pension and supplemental benefit plan payments. See Note 13 Employee Benefit Plans to the consolidated financial statements for additional discussion of management’s significant assumptions. The Company is not able to reasonably estimate the timing of payments, or the amount by which the liability for the Company’s uncertain tax positions will increase or decrease over time; therefore the liability of $18.1 million has not been included in the contractual obligations table. See Note 11 Income Taxes to the consolidated financial statements for additional discussion of the Company’s liability for uncertain tax positions.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $6.8 billion and $6.6 billion at December 31, 2016 and 2015, respectively, of which $2.6 billion was held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.2 billion and $3.0 billion at December 31, 2016 and 2015, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.0 billion and $2.8 billion at December 31, 2016 and 2015, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

At December 31, 2016 and 2015, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $7.1 million and $8.2 million, respectively. The guarantee arrangements relate to promissory notes and other contracts that contingently require the Company to make payments to the guaranteed party upon the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential obligation under these guarantees totaled $7.1 million and $8.2 million at December 31, 2016 and 2015, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its consolidated balance sheets related to these guarantees at December 31, 2016 and 2015.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

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

The Company’s exposure to interest rate changes primarily results from the Company’s significant portfolio of fixed income securities and from its financing activities. In general, the fair value of fixed income securities increases or decreases inversely with changes in market interest rates.  The Company also considers its investments in preferred stock to be exposed to interest rate risk.  The fair values of the Company’s fixed income portfolio at December 31, 2016 and 2015 were $4.6 billion and $4.3 billion, respectively.  One means of assessing the exposure of the Company’s fixed income portfolio to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical parallel and instantaneous shift in interest rates across all maturities.  Under this model, with all other factors held constant, the Company estimates that increases in interest rates of 100 and 200 basis points could cause the fair value of its fixed income portfolio (including investments in preferred stock) at December 31, 2016 to decrease by approximately $109.0 million, or 2.4%, and $272.0 million, or 5.9%, respectively, and at December 31, 2015 to decrease by approximately $150.0 million, or 3.5%, and $292.0 million, or 6.8%, respectively.

With respect to floating rate debt, the Company is primarily exposed to the effects of changes in prevailing interest rates through its variable rate credit facility and its interest bearing escrow deposit liabilities.  As of December 31, 2016, the Company had $160.0 million outstanding under its credit facility. As of December 31, 2015, the Company had no outstanding borrowings under its credit facility.  Assuming the full utilization of available funds under the facility of $700.0 million at December 31, 2016 and 2015, and assuming that the borrowings were outstanding for the entire year, increases of 50 and 100 basis points in the prevailing interest rate on the Company’s credit facility would result in increases in interest expense of $2.7 million and $5.4 million for 2016, and $3.5 million and $7.0 million for 2015, respectively.

The Company’s interest bearing escrow deposit liabilities totaled $2.0 billion and $2.1 billion at December 31, 2016 and 2015, respectively.  These variable rate customer savings accounts are subject to market rate fluctuations.  The weighted average interest rate for 2016 and 2015 was 0.10%. Assuming increases in interest rates of 25 and 50 basis points and the deposit amounts at December 31, 2016 and 2015 are held constant for the entire year, interest expense for 2016 would be higher by $4.9 million and $9.8 million, respectively, and 2015 would be higher by $5.2 million and $10.4 million, respectively.

Equity Price Risk

The Company is also subject to equity price risk related to its equity securities portfolio. The fair value of the Company’s equity securities portfolio (excluding preferred stock of $15.6 million) was $388.5 million and $305.8 million as of December 31, 2016 and 2015, respectively.  Assuming broad-based declines in equity market prices of 10% and 20%, with all other factors constant, the fair value of the Company’s equity securities at December 31, 2016 could decrease by $38.9 million and $77.7 million, respectively, and at December 31, 2015 could decrease by $30.6 million and $61.2 million, respectively.

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

The Company’s overall investment securities portfolio maintains an average credit quality of AA. For further information on the credit quality of the Company’s investment portfolio at December 31, 2016, see Note 3 Debt and Equity Securities to the consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

First American Financial Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of First American Financial Corporation and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Los Angeles, California

February 17, 2017

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$1,006,138	$1,027,321
Accounts and accrued income receivable, less allowances of $30,185 and $31,552	299,799	256,731
Income taxes receivable	67,970	1,067
Investments:
Deposits with banks	21,222	23,224
Debt securities, includes pledged securities of $110,647 and $122,441	4,553,363	4,279,347
Equity securities	404,085	321,285
Other investments	162,029	166,413
	5,140,699	4,790,269
Property and equipment, net	434,050	409,973
Title plants and other indexes	564,309	536,101
Deferred income taxes	20,037	22,020
Goodwill	1,017,417	964,342
Other intangible assets, net	78,898	48,114
Other assets	202,460	180,777
	$8,831,777	$8,236,715
LIABILITIES AND EQUITY
Deposits	$2,779,478	$2,699,015
Accounts payable and accrued liabilities:
Accounts payable	59,269	55,798
Personnel costs	193,825	180,793
Pension costs and other retirement plans	400,412	459,873
Other	140,449	179,623
	793,955	876,087
Deferred revenue	228,905	207,929
Reserve for known and incurred but not reported claims	1,025,863	983,880
Income taxes payable	10,376	7,576
Deferred income taxes	242,158	128,053
Notes and contracts payable	736,693	581,052
	5,817,428	5,483,592
Commitments and contingencies (Notes 18 and 19)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares;
Outstanding—109,944 shares and 109,098 shares	1	1
Additional paid-in capital	2,191,756	2,150,813
Retained earnings	1,046,822	838,149
Accumulated other comprehensive loss	(230,400)	(239,003)
Total stockholders’ equity	3,008,179	2,749,960
Noncontrolling interests	6,170	3,163
Total equity	3,014,349	2,753,123
	$8,831,777	$8,236,715

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Direct premiums and escrow fees	$2,416,039	$2,310,047	$2,052,242
Agent premiums	2,286,630	2,098,265	1,867,402
Information and other	723,990	673,138	657,197
Net investment income	126,134	100,553	71,041
Net realized investment gains (losses)	23,053	(6,547)	30,067
	5,575,846	5,175,456	4,677,949
Expenses:
Personnel costs	1,756,633	1,594,935	1,435,628
Premiums retained by agents	1,801,571	1,656,722	1,472,066
Other operating expenses	853,841	820,969	807,634
Provision for policy losses and other claims	488,601	491,092	450,023
Depreciation and amortization	99,047	85,596	85,597
Premium taxes	66,358	64,269	57,194
Interest	32,214	29,108	19,247
	5,098,265	4,742,691	4,327,389
Income before income taxes	477,581	432,765	350,560
Income taxes	134,105	143,895	116,345
Net income	343,476	288,870	234,215
Less: Net income attributable to noncontrolling interests	483	784	681
Net income attributable to the Company	$342,993	$288,086	$233,534
Net income per share attributable to the Company’s stockholders:
Basic	$3.10	$2.65	$2.18
Diluted	$3.09	$2.62	$2.15
Cash dividends declared per share	$1.20	$1.00	$0.84
Weighted-average common shares outstanding:
Basic	110,548	108,427	106,884
Diluted	111,156	109,826	108,688

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$343,476	$288,870	$234,215
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	(10,359)	(27,312)	19,638
Foreign currency translation adjustment	(6,334)	(36,822)	(16,694)
Pension benefit adjustment	25,300	24,223	(56,496)
Total other comprehensive income (loss), net of tax	8,607	(39,911)	(53,552)
Comprehensive income	352,083	248,959	180,663
Less: Comprehensive income attributable to noncontrolling interests	487	770	691
Comprehensive income attributable to the Company	$351,596	$248,189	$179,972

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2013	105,900	$1	$2,077,828	$512,222	$(145,544)	$2,444,507	$3,194	$2,447,701
Net income for 2014	—	—	—	233,534	—	233,534	681	234,215
Dividends on common shares	—	—	—	(89,939)	—	(89,939)	—	(89,939)
Shares issued in connection with share-based compensation plans	1,641	—	12,506	(2,049)	—	10,457	—	10,457
Share-based compensation expense	—	—	19,302	—	—	19,302	—	19,302
Net activity related to noncontrolling interests	—	—	76	—	—	76	(758)	(682)
Other comprehensive income (loss) (Note 17)	—	—	—	—	(53,562)	(53,562)	10	(53,552)
Balance at December 31, 2014	107,541	1	2,109,712	653,768	(199,106)	2,564,375	3,127	2,567,502
Net income for 2015	—	—	—	288,086	—	288,086	784	288,870
Dividends on common shares	—	—	—	(108,524)	—	(108,524)	—	(108,524)
Shares issued in connection with share-based compensation plans	1,557	—	16,769	(2,201)	—	14,568	—	14,568
Share-based compensation expense	—	—	24,339	—	—	24,339	—	24,339
Net activity related to noncontrolling interests	—	—	(7)	—	—	(7)	(734)	(741)
Other	—	—	—	7,020	—	7,020	—	7,020
Other comprehensive income (loss) (Note 17)	—	—	—	—	(39,897)	(39,897)	(14)	(39,911)
Balance at December 31, 2015	109,098	1	2,150,813	838,149	(239,003)	2,749,960	3,163	2,753,123
Net income for 2016	—	—	—	342,993	—	342,993	483	343,476
Dividends on common shares	—	—	—	(131,541)	—	(131,541)	—	(131,541)
Purchase of Company shares	(14)	—	(454)	—	—	(454)	—	(454)
Shares issued in connection with share-based compensation plans	860	—	7,298	(2,779)	—	4,519	—	4,519
Share-based compensation expense	—	—	34,125	—	—	34,125	—	34,125
Net activity related to noncontrolling interests	—	—	(26)	—	—	(26)	2,520	2,494
Other comprehensive income (loss) (Note 17)	—	—	—	—	8,603	8,603	4	8,607
Balance at December 31, 2016	109,944	$1	$2,191,756	$1,046,822	$(230,400)	$3,008,179	$6,170	$3,014,349

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$343,476	$288,870	$234,215
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	488,601	491,092	450,023
Depreciation and amortization	99,047	85,596	85,597
Amortization of premiums and accretion of discounts on debt securities, net	28,325	28,403	24,579
Excess tax benefits from share-based compensation	(3,415)	(9,526)	(6,856)
Net realized investment (gains) losses	(23,053)	6,547	(30,067)
Share-based compensation	34,125	24,339	19,302
Equity in earnings of affiliates, net	(8,173)	(7,800)	16,545
Dividends from equity method investments	10,023	9,601	5,002
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(462,999)	(476,492)	(469,750)
Net change in income tax accounts	17,601	52,543	45,872
Increase in accounts and accrued income receivable	(10,017)	(7,477)	(9,950)
(Decrease) increase in accounts payable and accrued liabilities	(29,339)	36,679	(15,003)
Increase in deferred revenue	21,534	5,519	10,333
Other, net	(16,320)	23,429	795
Cash provided by operating activities	489,416	551,323	360,637
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of acquisitions/dispositions	(106,719)	(26,682)	(163,320)
Net decrease (increase) in deposits with banks	712	(4,392)	4,211
Purchases of debt and equity securities	(2,062,743)	(2,123,817)	(1,969,009)
Proceeds from sales of debt and equity securities	731,146	630,914	928,386
Proceeds from maturities of debt securities	948,257	655,078	373,969
Net change in other investments	2,244	1,077	8,025
Net proceeds from sale of loans receivable	—	—	42,284
Net paydowns on loans receivable	—	—	23,926
Capital expenditures	(132,265)	(123,697)	(97,222)
Proceeds from sale of property and equipment	9,220	17,099	12,058
Cash used for investing activities	(610,148)	(974,420)	(836,692)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	80,463	366,301	647,857
Net proceeds from issuance of debt	160,000	—	594,477
Repayment of debt	(5,171)	(5,244)	(325,110)
Net activity related to noncontrolling interests	(1,029)	(741)	(682)
Excess tax benefits from share-based compensation	3,415	9,526	6,856
Net proceeds in connection with share-based compensation plans	1,104	5,042	3,601
Purchase of Company shares	(454)	—	—
Cash dividends	(131,541)	(108,524)	(89,939)
Cash provided by financing activities	106,787	266,360	837,060
Effect of exchange rate changes on cash	(7,238)	(6,022)	(5,762)
Net (decrease) increase in cash and cash equivalents	(21,183)	(162,759)	355,243
Cash and cash equivalents—Beginning of year	1,027,321	1,190,080	834,837
Cash and cash equivalents—End of year	$1,006,138	$1,027,321	$1,190,080
SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$30,125	$29,212	$17,327
Premium taxes	$65,506	$57,367	$58,148
Income taxes, less refunds of $4,055, $2,546 and $13,925	$116,309	$89,062	$72,028

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Basis of Presentation and Significant Accounting Policies:

First American Financial Corporation (the “Company”), through its subsidiaries, is engaged in the business of providing financial services. The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions involving the use of real property related data designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant records and images; provides evidence of title; and provides banking, trust, document custodial and investment advisory services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance and other insurance and guarantee products, as well as related settlement services in foreign countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets.

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

Reclassifications, revisions and out-of-period adjustments

During the fourth quarter of 2016, the Company identified certain title plant assets that were no longer being used and should have been previously written off, and certain capitalized software, title plant imaging, real estate data and investments related to title plant assets that were misclassified as title plant assets.  As these errors primarily related to reporting periods prior to the Company’s June 2010 spin-off from its prior parent, which subsequently assumed the name CoreLogic, Inc. (“CoreLogic”), the Company corrected for these errors by revising retained earnings at December 31, 2013, 2014 and 2015 in the consolidated statements of equity, and revising title plants and other indexes, other investments, deferred income tax liabilities and retained earnings in the consolidated balance sheet at December 31, 2015.  The impact of this revision, which has been consistently applied to all periods presented, included decreases to retained earnings, title plants and other indexes and deferred income tax liabilities of $8.5 million, $18.8 million and $5.1 million, respectively, and an increase to other investments of $5.2 million.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2015, the Company reclassified certain revenues and expenses related to closing protection letters and temporary labor costs and made comparable reclassifications to its consolidated statement of income for the year ended December 31, 2014. The impact to the Company’s title insurance and services segment for the year ended December 31, 2014 included a decrease to direct premiums and escrow fees and an increase to agent premiums of $25.8 million, increases to personnel costs and premiums retained by agents of $23.9 million and $1.2 million, respectively, and a decrease to other operating expenses of $25.1 million. The impact to the Company’s specialty insurance segment included an increase to personnel costs and a decrease to other operating expenses of $1.0 million for the year ended December 31, 2014.

Also during 2015, the Company identified certain non-risk based revenues included within direct premiums and escrow fees that should have been reflected in information and other.  The Company corrected for this error by revising direct premiums and escrow fees and information and other in the consolidated statement of income for the year ended December 31, 2014.  The impact of the revision to the Company’s title insurance and services segment included a decrease to direct premiums and escrow fees and an increase to information and other of $37.2 million for the year ended December 31, 2014.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company maintains investments in debt securities in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits. At December 31, 2016 and 2015, the fair value of such investments totaled $110.6 million and $122.4 million, respectively. See Note 2 Statutory Restrictions on Investments and Stockholders’ Equity for additional discussion of the Company’s statutory restrictions.

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

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2016, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell debt securities before recovery of their amortized cost basis.

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

As a result of the Company’s security-level review, the Company recognized $0.5 million, $2.2 million and $1.7 million of other-than-temporary impairment losses considered to be credit related on its debt securities for the years ended December 31, 2016, 2015, and 2014, respectively. It is possible that the Company could recognize additional other-than-temporary impairment losses on securities it owns at December 31, 2016 if future events or information cause it to determine that a decline in fair value is other-than-temporary.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When an equity security has been in an unrealized loss position and its fair value is less than 80% of cost for twelve consecutive months, the Company’s review of the security includes the above noted factors as well as other evidence that might exist supporting the view that the security will recover its value in the foreseeable future. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company did not record other-than-temporary impairment losses related to its equity securities for the years ended December 31, 2016, 2015 and 2014.

Other investments

Other investments consist primarily of investments in affiliates, which are accounted for under either the equity method or the cost method of accounting, investments in real estate and notes receivable.

The carrying value of investments in affiliates is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In making the determination as to whether an individual investment in an affiliate is impaired, the Company assesses the current and expected financial condition of each relevant entity, including, but not limited to, the anticipated ability of the entity to make its contractually required payments to the Company (with respect to debt obligations to the Company), the results of valuation work performed with respect to the entity, the entity’s anticipated ability to generate sufficient cash flows and the market conditions in the industry in which the entity is operating. The Company did not record any impairment losses related to its equity method investments for 2016 and recognized impairment losses of $2.0 million and $22.5 million for the years ended December 31, 2015 and 2014, respectively.

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

Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. If the undiscounted cash flow analysis indicates that the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying amount over its fair value. Impairment losses on property and equipment, which primarily related to impairments of internally developed software, were $5.2 million, $10.9 million and $1.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Title plants and other indexes

Title plants and other indexes at December 31, 2016 included title plants of $529.2 million and capitalized real estate data of $35.1 million, and at December 31, 2015 included title plants of $509.6 million and capitalized real estate data of $26.5 million. Title plants are carried at original cost, with the costs of daily maintenance (updating) charged to expense as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes its title plants at least annually for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. Capitalized real estate data is initially recorded at cost and is amortized using the straight-line method over estimated useful lives of 3 to 15 years.

Business Combinations

Amounts paid for acquisitions are allocated to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values at the date of acquisition. The excess of the fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition.

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

For 2016, the Company chose to forego the qualitative assessment and performed a quantitative impairment test and, based on the results, determined that the fair values of its reporting units exceeded their carrying amounts and, therefore, no additional analysis was required. The Company chose to perform qualitative assessments for 2015 and 2014, the results of which supported the conclusion that the fair values of the Company’s reporting units were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary.  As a result, the Company did not record any goodwill impairment losses for 2016, 2015 or 2014.

Other intangible assets

The Company’s finite-lived intangible assets consist of customer relationships, noncompete agreements, trademarks, internal-use software licenses and patents. These assets are amortized on a straight-line basis over their useful lives ranging from 1 to 20 years and are subject to impairment assessments when there is an indication of a triggering event or abandonment. The Company’s indefinite-lived other intangible assets consist of licenses which are not amortized but rather assessed for impairment by comparing the fair values to carrying amounts at least annually, and when an indicator of potential impairment has occurred.

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

For recent policy years at early stages of development (generally the last three years), IBNR is generally estimated using a combination of expected loss rate and multiplicative loss development factor calculations. For more mature policy years, IBNR generally is estimated using multiplicative loss development factor calculations. The expected loss rate method estimates IBNR by applying an expected loss rate to total title insurance premiums and escrow fees, and adjusting for policy year maturity using estimated loss development patterns. Multiplicative loss development factor calculations estimate IBNR by applying factors derived from loss development patterns to losses realized to date. The expected loss rate and loss development patterns are based on historical experience and the relationship of the history to the applicable policy years.

The Company’s management uses the IBNR point estimate from the in-house actuary’s analysis and other relevant information concerning claims to determine what it considers to be the best estimate of the total amount required for the IBNR reserve.

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

A general decline in real estate prices can expose lenders to greater risk of losses on mortgage loans, as loan-to-value ratios increase and defaults and foreclosures increase. Title insurance claims exposure for a given policy year is also affected by the quality of mortgage loan underwriting during the corresponding origination year. The Company believes that the sensitivity of claims to external conditions in the real estate and mortgage markets is an inherent feature of title insurance’s business economics that applies broadly to the title insurance industry.

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $110.1 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Premiums on property and casualty insurance policies and home warranty contracts are generally recognized ratably over the 12-month duration of the contract or policy.

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

Employee benefit plans

The Company recognizes the overfunded or underfunded status of its funded defined benefit pension and unfunded supplemental benefit plans as an asset or liability on its consolidated balance sheets and recognizes changes in the funded status in the year in which changes occur, through accumulated other comprehensive loss. The funded status is measured as the difference between the fair value of plan assets and benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for the other postretirement plans). Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost previously are recorded as a component of accumulated other comprehensive loss. Plan assets and obligations are measured annually as of December 31. See Note 13 Employee Benefit Plans for discussion of the termination of the Company’s funded defined benefit pension plans.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency

The Company operates in other countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets. The functional currencies of the Company’s foreign subsidiaries are generally their respective local currencies. The financial statements of foreign subsidiaries with local currencies that were determined to be the functional currency are translated into U.S. dollars as follows: assets and liabilities at the exchange rate as of the balance sheet date, equity at the historical rates of exchange, and income and expense amounts at average rates prevailing throughout the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. For those foreign subsidiaries where the U.S. dollar has been determined to be the functional currency, non-monetary assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with remeasurement gains and losses included in other operating expenses. Gains and losses resulting from foreign currency transactions are included within other operating expenses.

Reinsurance

The Company assumes and cedes large title insurance risks through reinsurance. Additionally, the Company’s property and casualty insurance business purchases reinsurance to limit risk associated with large losses from single events. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer. The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss. The primary insurer generally remains liable to its insured for the total risk, but is reinsured under the terms of the reinsurance agreement. The amount of premiums assumed and ceded is recorded as a component of direct premiums and escrow fees on the Company’s consolidated statements of income. The total amount of premiums assumed and ceded in connection with reinsurance was less than 1.0% of consolidated premium and escrow fees for each of the three years in the period ended December 31, 2016. See Note 8 Reserve for Known and Incurred But Not Reported Claims for discussion of recoveries related to a large commercial title claim during the year ended December 31, 2015. Payments and recoveries on reinsured losses for the Company’s title insurance and property and casualty businesses were immaterial during the years ended December 31, 2016 and 2014.

Escrow deposits and trust assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $6.8 billion and $6.6 billion at December 31, 2016 and 2015, respectively, of which $2.6 billion was held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.2 billion and $3.0 billion at December 31, 2016 and 2015, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Like-kind exchanges

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.0 billion and $2.8 billion at December 31, 2016 and 2015, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2015, the FASB issued updated guidance intended to clarify the accounting treatment for cloud computing arrangements that include software licenses. Under the updated guidance, if a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company elected to adopt the updated guidance prospectively for all arrangements entered into or materially modified after the effective date. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. The financial statement line items impacted by the adoption of the updated guidance include other intangible assets, net and depreciation and amortization.  See Note 6 Other Intangible Assets for further information on the Company’s internal-use software licenses.

In April 2015, the FASB issued updated guidance intended to simplify, and provide consistency to, the presentation of debt issuance costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

Pending Accounting Pronouncements:

In November 2016, the FASB issued updated guidance intended to reduce the diversity in practice on presenting restricted cash or restricted cash equivalents in the statement of cash flows.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued updated guidance to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In October 2016, the FASB issued updated guidance intended to simplify and improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory.  The updated guidance, which eliminates the intra-entity transfers exception, requires entities to recognize the income tax consequences of intra-entity transfers of assets, other than inventory, when the transfers occur.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2016, the FASB issued updated guidance intended to eliminate the diversity in practice regarding the presentation and classification of certain cash receipts and cash payments in the statement of cash flows.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated statements of cash flows.

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

In February 2016, the FASB issued updated guidance that requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations. Under the updated guidance, lessees will be required to recognize a right-of-use asset and a liability to make lease payments and disclose key information about leasing arrangements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  While the Company is currently evaluating the impact the new guidance will have on its consolidated financial statements, the Company expects the adoption of the new guidance will result in a material increase in the assets and liabilities on its consolidated balance sheets and will likely have an insignificant impact on its consolidated statements of income and statements of cash flows.

In January 2016, the FASB issued updated guidance intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  In addition to making other targeted improvements to current guidance, the updated guidance also requires all equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in the fair value recognized through net income. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted in certain circumstances. While the Company expects the adoption of this guidance to impact its consolidated statements of income, the materiality of the impact will depend upon the size of, and level of volatility experienced within, the Company’s equity portfolio.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets. The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of recognition. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Revenue from insurance contracts is not within the scope of this guidance. In August 2015, the FASB issued updated guidance which defers the effective date of this guidance by one year. In 2016, the FASB issued additional updates to the new guidance primarily to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, accounting for licenses of intellectual property, and to provide narrow-scope improvements and additional practical expedients. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption prohibited. The Company expects to adopt the new guidance under the modified retrospective approach and, based on a preliminary assessment, does not expect the new guidance to have a material impact on its consolidated financial statements.

NOTE 2.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments totaling $125.8 million and $127.1 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2016 and 2015, respectively.

Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. As of December 31, 2016, under such regulations, the maximum amount of dividends, loans and advances available to the Company from its insurance subsidiaries in 2017, without prior approval from applicable regulators, was $761.8 million.

The Company’s principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), maintained total statutory capital and surplus of $1.2 billion and $1.1 billion as of December 31, 2016 and 2015, respectively. Statutory net income for the years ended December 31, 2016, 2015 and 2014 was $150.0 million, $191.8 million and $393.1 million, respectively. FATICO was in compliance with the minimum statutory capital and surplus requirements as of December 31, 2016.

FATICO is domiciled in Nebraska and its statutory-based financial statements are prepared in accordance with accounting practices prescribed or permitted by the Nebraska Department of Insurance.  The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures Manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the state of Nebraska. The state of Nebraska has adopted certain prescribed accounting practices that differ from those found in the NAIC SAP. Specifically, the timing of amounts released from the statutory premium reserve under Nebraska’s required practice differs from NAIC SAP resulting in total statutory capital and surplus that was lower by $69.6 million and $61.7 million at December 31, 2016 and 2015, respectively, than if reported in accordance with NAIC SAP.  Additionally, for the year ended December 31, 2015, the state of Nebraska granted a permitted accounting practice to FATICO that differs from Nebraska’s prescribed accounting practice; specifically, the determination that a bulk reserve within the known claims reserve was not required resulting in total statutory capital and surplus that was higher by $58.9 million at December 31, 2015 than if reported in accordance with Nebraska’s prescribed practice.  For the year ended December 31, 2016, FATICO elected to follow the prescribed practice and recorded a bulk reserve within the known claims reserve resulting in a decrease to total statutory capital and surplus of $145.7 million at December 31, 2016.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Debt and Equity Securities:

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized cost	Gross unrealized		Estimated fair value
(in thousands)		gains	losses
December 31, 2016
U.S. Treasury bonds	$155,441	$416	$(4,466)	$151,391
Municipal bonds	1,004,659	6,340	(26,666)	984,333
Foreign government bonds	141,887	600	(2,439)	140,048
Governmental agency bonds	197,343	691	(4,166)	193,868
Governmental agency mortgage-backed securities	2,187,482	2,983	(26,792)	2,163,673
U.S. corporate debt securities	675,683	8,282	(5,441)	678,524
Foreign corporate debt securities	240,526	2,490	(1,490)	241,526
	$4,603,021	$21,802	$(71,460)	$4,553,363
December 31, 2015
U.S. Treasury bonds	$130,252	$421	$(1,301)	$129,372
Municipal bonds	692,000	12,640	(845)	703,795
Foreign government bonds	129,984	1,132	(1,015)	130,101
Governmental agency bonds	419,869	1,023	(2,801)	418,091
Governmental agency mortgage-backed securities	2,065,728	4,984	(15,039)	2,055,673
U.S. corporate debt securities	642,869	4,297	(12,483)	634,683
Foreign corporate debt securities	210,162	1,248	(3,778)	207,632
	$4,290,864	$25,745	$(37,262)	$4,279,347

Investments in equity securities, classified as available-for-sale, are as follows:

	Cost	Gross unrealized		Estimated fair value
(in thousands)		gains	losses
December 31, 2016
Preferred stocks	$18,926	$—	$(3,344)	$15,582
Common stocks	367,169	26,034	(4,700)	388,503
	$386,095	$26,034	$(8,044)	$404,085
December 31, 2015
Preferred stocks	$18,305	$420	$(3,258)	$15,467
Common stocks	307,429	13,103	(14,714)	305,818
	$325,734	$13,523	$(17,972)	$321,285

Sales of debt and equity securities resulted in realized gains of $30.7 million, $8.7 million and $34.1 million and realized losses of $9.7 million, $10.0 million and $9.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized losses on investments in debt and equity securities are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2016
Debt securities:
U.S. Treasury bonds	$111,748	$(4,466)	$—	$—	$111,748	$(4,466)
Municipal bonds	635,531	(26,317)	16,485	(349)	652,016	(26,666)
Foreign government bonds	63,044	(2,371)	324	(68)	63,368	(2,439)
Governmental agency bonds	148,112	(4,166)	—	—	148,112	(4,166)
Governmental agency mortgage-backed securities	1,295,790	(19,097)	432,349	(7,695)	1,728,139	(26,792)
U.S. corporate debt securities	193,533	(4,560)	24,499	(881)	218,032	(5,441)
Foreign corporate debt securities	78,658	(1,150)	8,154	(340)	86,812	(1,490)
Total debt securities	2,526,416	(62,127)	481,811	(9,333)	3,008,227	(71,460)
Equity securities	70,261	(1,173)	59,019	(6,871)	129,280	(8,044)
Total	$2,596,677	$(63,300)	$540,830	$(16,204)	$3,137,507	$(79,504)
December 31, 2015
Debt securities:
U.S. Treasury bonds	$105,701	$(1,285)	$1,654	$(16)	$107,355	$(1,301)
Municipal bonds	133,465	(733)	13,190	(112)	146,655	(845)
Foreign government bonds	13,601	(890)	267	(125)	13,868	(1,015)
Governmental agency bonds	191,035	(2,497)	18,237	(304)	209,272	(2,801)
Governmental agency mortgage-backed securities	1,096,301	(9,424)	213,020	(5,615)	1,309,321	(15,039)
U.S. corporate debt securities	361,842	(11,272)	13,511	(1,211)	375,353	(12,483)
Foreign corporate debt securities	102,801	(2,725)	11,246	(1,053)	114,047	(3,778)
Total debt securities	2,004,746	(28,826)	271,125	(8,436)	2,275,871	(37,262)
Equity securities	191,248	(12,068)	31,974	(5,904)	223,222	(17,972)
Total	$2,195,994	$(40,894)	$303,099	$(14,340)	$2,499,093	$(55,234)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in debt securities at December 31, 2016, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$47,371	$49,652	$25,047	$33,371	$155,441
Estimated fair value	$47,366	$49,546	$24,522	$29,957	$151,391
Municipal bonds
Amortized cost	$53,718	$331,982	$236,718	$382,241	$1,004,659
Estimated fair value	$53,763	$332,175	$234,041	$364,354	$984,333
Foreign government bonds
Amortized cost	$16,052	$91,789	$14,317	$19,729	$141,887
Estimated fair value	$16,194	$91,973	$14,223	$17,658	$140,048
Governmental agency bonds
Amortized cost	$10,268	$94,031	$54,508	$38,536	$197,343
Estimated fair value	$10,266	$92,876	$53,652	$37,074	$193,868
U.S. corporate debt securities
Amortized cost	$22,420	$303,025	$285,155	$65,083	$675,683
Estimated fair value	$22,457	$306,154	$285,604	$64,309	$678,524
Foreign corporate debt securities
Amortized cost	$11,221	$111,626	$108,070	$9,609	$240,526
Estimated fair value	$11,258	$112,162	$108,061	$10,045	$241,526
Total debt securities excluding mortgage-backed securities
Amortized cost	$161,050	$982,105	$723,815	$548,569	$2,415,539
Estimated fair value	$161,304	$984,886	$720,103	$523,397	$2,389,690
Total mortgage-backed securities
Amortized cost					$2,187,482
Estimated fair value					$2,163,673
Total debt securities
Amortized cost					$4,603,021
Estimated fair value					$4,553,363

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity because borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The composition of the investment portfolio at December 31, 2016, by credit rating, is as follows:

	A- Ratings or higher		BBB+ to BBB- Ratings		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
December 31, 2016
Debt securities:
U.S. Treasury bonds	$151,391	100.0	$—	—	$—	—	$151,391	100.0
Municipal bonds	912,711	92.7	57,483	5.8	14,139	1.5	984,333	100.0
Foreign government bonds	119,151	85.1	18,782	13.4	2,115	1.5	140,048	100.0
Governmental agency bonds	193,868	100.0	—	—	—	—	193,868	100.0
Governmental agency mortgage-backed securities	2,163,673	100.0	—	—	—	—	2,163,673	100.0
U.S. corporate debt securities	240,188	35.4	215,731	31.8	222,605	32.8	678,524	100.0
Foreign corporate debt securities	114,125	47.2	86,605	35.9	40,796	16.9	241,526	100.0
Total debt securities	3,895,107	85.6	378,601	8.3	279,655	6.1	4,553,363	100.0
Preferred stocks	—	—	9,203	59.1	6,379	40.9	15,582	100.0
Total	$3,895,107	85.2	$387,804	8.5	$286,034	6.3	$4,568,945	100.0

As of December 31, 2016, the estimated fair value of total debt securities included $149.9 million of bank loans, of which $138.7 million was non-investment grade; $118.0 million of high yield corporate debt securities, all of which was non-investment grade; and $60.9 million of emerging market debt securities, of which $8.8 million was non-investment grade.

The composition of the investment portfolio in an unrealized loss position at December 31, 2016, by credit rating, is as follows:

	A- Ratings or higher		BBB+ to BBB- Ratings		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
December 31, 2016
Debt securities:
U.S. Treasury bonds	$111,748	100.0	$—	—	$—	—	$111,748	100.0
Municipal bonds	609,018	93.4	37,388	5.7	5,610	0.9	652,016	100.0
Foreign government bonds	43,123	68.0	18,290	28.9	1,955	3.1	63,368	100.0
Governmental agency bonds	148,112	100.0	—	—	—	—	148,112	100.0
Governmental agency mortgage-backed securities	1,728,139	100.0	—	—	—	—	1,728,139	100.0
U.S. corporate debt securities	79,166	36.3	95,320	43.7	43,546	20.0	218,032	100.0
Foreign corporate debt securities	36,787	42.4	38,209	44.0	11,816	13.6	86,812	100.0
Total debt securities	2,756,093	91.6	189,207	6.3	62,927	2.1	3,008,227	100.0
Preferred stocks	—	—	9,203	59.1	6,379	40.9	15,582	100.0
Total	$2,756,093	91.1	$198,410	6.6	$69,306	2.3	$3,023,809	100.0

As of December 31, 2016, the estimated fair value of total debt securities in an unrealized loss position included $12.0 million of bank loans, all of which was non-investment grade; $39.2 million of high yield corporate debt securities, all of which was non-investment grade; and $38.0 million of emerging market debt securities, of which $6.1 million was non-investment grade.

The credit ratings in the above tables reflect published ratings obtained from Standard & Poor’s Rating Services, DBRS, Inc., Fitch Ratings, Inc. and Moody’s Investor Services, Inc.  If a security was rated differently among the rating agencies, the lowest rating was selected. Governmental agency mortgage-backed securities are not rated by any of the ratings agencies; however, these securities have been included in the above table in the “A- Ratings or higher” category because the payments of principal and interest are guaranteed by the governmental agency that issued the security.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    Property and Equipment:

Property and equipment consists of the following:

	December 31,
	2016	2015
	(in thousands)
Land	$27,312	$28,950
Buildings	253,954	259,601
Furniture and equipment	232,104	205,641
Capitalized software	558,922	499,634
	1,072,292	993,826
Accumulated depreciation and amortization	(638,242)	(583,853)
	$434,050	$409,973

NOTE 5.    Goodwill:

A summary of the changes in the carrying amount of goodwill, by operating segment, for the years ended December 31, 2016 and 2015, is as follows:

	Title Insurance and Services	Specialty Insurance	Total
	(in thousands)
Balance as of December 31, 2014	$913,180	$46,765	$959,945
Acquisitions	13,430	—	13,430
Foreign currency translation	(9,033)	—	(9,033)
Balance as of December 31, 2015	917,577	46,765	964,342
Acquisitions	53,564	—	53,564
Foreign currency translation	(489)	—	(489)
Balance as of December 31, 2016	$970,652	$46,765	$1,017,417

For further discussion about the Company’s acquisitions in 2016 and 2015, see Note 20 Business Combinations.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Other Intangible Assets:

Other intangible assets consist of the following:

	December 31,
	2016	2015
	(in thousands)
Finite-lived intangible assets:
Customer relationships	$118,298	$93,572
Noncompete agreements	30,332	26,963
Trademarks	10,097	9,341
Internal-use software licenses	16,580	—
Patents	2,840	2,840
	178,147	132,716
Accumulated amortization	(116,133)	(101,479)
	62,014	31,237
Indefinite-lived intangible assets:
Licenses	16,884	16,877
	$78,898	$48,114

Amortization expense for finite-lived intangible assets was $15.4 million, $9.3 million and $12.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
2017	$19,370
2018	$9,928
2019	$7,296
2020	$4,944
2021	$3,148

NOTE 7.    Deposits:

Deposit accounts are summarized as follows:

	December 31,
	2016	2015
	(in thousands, except percentages)
Escrow accounts:
Interest bearing	$1,961,488	$2,084,926
Non-interest bearing	673,944	494,077
	2,635,432	2,579,003
Business checking and other deposits (1)	144,046	120,012
	$2,779,478	$2,699,015
Weighted average interest rate:
Escrow accounts	0.10%	0.10%

(1)	Business checking and other deposits primarily reflect non-interest bearing accounts.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31,
	2016	2015	2014
	(in thousands)
Balance at beginning of year	$983,880	$1,011,780	$1,018,365
Provision related to:
Current year	441,228	395,459	383,181
Prior years	47,373	95,633	66,842
	488,601	491,092	450,023
Payments, net of recoveries, related to:
Current year	223,735	209,845	196,656
Prior years	239,264	266,647	273,094
	462,999	476,492	469,750
Other	16,381	(42,500)	13,142
Balance at end of year	$1,025,863	$983,880	$1,011,780

Current year payments include $211.3 million, $198.6 million and $174.4 million in 2016, 2015 and 2014, respectively, that primarily relate to the Company’s specialty insurance segment. Prior year payments, net of recoveries, include $41.4 million, $23.1 million and $23.2 million in 2016, 2015 and 2014, respectively, that relate to the Company’s specialty insurance segment.

“Other” primarily includes foreign currency translation gains and losses, assets acquired in connection with claim settlements, and recoveries. Included for the year ended December 31, 2015, are recoveries of $23.8 million on reinsured losses related to a large commercial title claim. Payments and recoveries on reinsured losses for the Company’s title insurance and property and casualty businesses were immaterial during the years ended December 31, 2016 and 2014.

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 5.5%, 6.6% and 7.1% for the years ended December 31, 2016, 2015 and 2014, respectively.

The current year rate of 5.5% reflects an ultimate loss rate of 4.5% for the current policy year and a $42.6 million net increase in loss reserve estimates for prior policy years. The increase in loss reserve estimates for prior policy years was primarily attributable to potential uncertainty with respect to the Company’s exposure to large title claims.  A large title claim is defined as a title claim with a total ultimate loss in excess of $2.5 million.  This uncertainty is due to the following factors, among others: (i) the volatility associated with the timing and severity of large title claims, (ii) the potential of incurring one or more large title claims that significantly exceed estimated ultimate losses indicated by current historical trends, and (iii) the complexity associated with handling large title claims which makes it difficult to estimate the ultimate outcome.  While the Company believes its claims reserve attributable to large title claims is reasonable, this uncertainty increases the potential for adverse loss development.

As of December 31, 2016, the IBNR claims reserve for the title insurance and services segment was $888.1 million, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $718.5 million to $938.3 million. The range limits are $169.6 million below and $50.2 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The prior year rate of 6.6% reflected an ultimate loss rate of 4.2% for policy year 2015 and a $93.1 million net increase in loss reserve estimates for prior policy years.  The increase in loss reserve estimates for prior policy years was primarily attributable to a change in methodology used by the Company’s internal actuary to estimate total ultimate losses.  Previously, the internal actuary’s model did not separate claims experience for large title claims from normal title claims activity. With this change in methodology, the model began to separate claims experience for large title claims from normal title claims activity when developing reserve estimates.  As a result, loss reserve estimates for prior policy years increased, primarily for policy years 2004 through 2007.  The change in methodology was implemented due to the increased frequency of large title claims experienced over the prior several years and the volatility associated with the timing and severity of large title claims.  The Company accounted for this change in methodology as a change in accounting estimate.

The 2014 rate of 7.1% reflected an ultimate loss rate of 5.3% for policy year 2014 and a net increase in loss reserve estimates for prior policy years of $64.1 million. The increase in loss reserve estimates for prior policy years reflected claims development above expected levels during 2014, primarily from domestic commercial policies.  The reserve strengthening associated with domestic commercial policies was $41.4 million and was primarily attributable to several large commercial claims, net of anticipated recoveries, mainly from mechanics liens, and primarily related to policy years 2003, 2005 and 2007.  Other factors, including a large international commercial claim from policy year 2004, also contributed to the net increase in loss reserve estimates for prior policy years.

As of December 31, 2016, the projected ultimate loss ratios for policy years 2016, 2015 and 2014 were 4.5%, 4.1% and 4.8%, respectively.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	December 31, 2016		December 31, 2015
Known title claims	$83,805	8.1%	$87,543	8.9%
Incurred but not reported claims	888,126	86.6%	844,364	85.8%
Total title claims	971,931	94.7%	931,907	94.7%
Non-title claims	53,932	5.3%	51,973	5.3%
Total loss reserves	$1,025,863	100.0%	$983,880	100.0%

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Specialty Insurance Segment

The following is information about incurred and paid claims development for the Company’s specialty insurance segment as of December 31, 2016, net of reinsurance, as well as cumulative claim frequency, by claim event, and the total of incurred but not reported claims plus expected development on reported claims included with the net incurred claims amounts.

The information about incurred and paid claims development for the years ended December 31, 2007 to 2015, is presented as supplementary information.

	Incurred claims and allocated claims adjustment expenses, net of reinsurance										December 31, 2016
Accident	Years ended December 31,										Total of IBNR liabilities plus expected development on reported	Cumulative number of reported
Year	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	claims	claims
	(in thousands)
2007	$162,972	$163,649	$164,025	$163,099	$162,563	$162,380	$162,324	$162,214	$162,223	$162,217	$—	642
2008		163,829	161,035	160,868	161,322	160,803	160,605	160,455	160,423	160,421	—	605
2009			141,154	139,580	139,663	139,266	138,936	139,090	139,191	139,216	—	605
2010				140,621	139,966	139,991	139,639	140,128	140,641	140,353	1	606
2011					148,395	149,076	149,768	149,486	149,763	149,552	10	641
2012						157,287	158,981	159,918	160,579	160,517	54	692
2013							182,858	184,419	185,244	184,826	217	762
2014								190,985	190,738	191,120	764	789
2015									221,617	225,754	2,027	867
2016										245,859	8,371	971
									Total	$1,759,835

*Amounts unaudited.

	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance

Accident	Years ended December 31,
Year	2007*	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016
	(in thousands)
2007	$132,426	$158,669	$161,458	$161,970	$162,235	$162,307	$162,323	$162,214	$162,223	$162,217
2008		131,251	155,585	158,695	160,074	160,436	160,398	160,427	160,421	160,421
2009			113,550	134,606	137,689	138,293	138,710	138,963	139,181	139,186
2010				113,513	136,770	138,978	139,486	140,136	140,886	140,302
2011					123,116	144,367	146,952	148,984	149,358	149,495
2012						130,623	153,753	157,364	159,181	159,740
2013							151,377	180,277	182,565	183,957
2014								156,536	185,686	188,117
2015									181,445	217,618
2016										205,857
									Total	$1,706,910
			All outstanding liabilities before 2007, net of reinsurance							53
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$52,978

*Amounts unaudited.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense at December 31, 2016, is as follows:

December 31, 2016
(in thousands)
Liability for unpaid claims and claim adjustment expenses, net of reinsurance:
Specialty insurance	$52,978

Insurance lines other than short-duration:
Title insurance	971,931
Unallocated claims adjustment expenses	954
972,885

Liability for unpaid claims and claims adjustment expenses	$1,025,863

The following is supplementary information about average historical claims duration for the Company’s specialty insurance segment as of December 31, 2016:

Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8	9	10

Annual
payout	81.9%	15.3%	1.5%	0.9%	0.3%	0.1%	0.0%	0.0%	0.0%	0.0%

NOTE 9.    Notes and Contracts Payable:

	December 31,
	2016	2015
	(in thousands, except percentages)
4.60% senior unsecured notes due November 15, 2024, effective interest rate of 4.60%	$300,000	$300,000
4.30% senior unsecured notes due February 1, 2023, effective interest rate of 4.35%	250,000	250,000
Line of credit borrowings due May 14, 2019, weighted-average interest rate of 2.52% at December 31, 2016	160,000	—
Trust deed notes with maturities through 2023, collateralized by land and buildings with net book values of $47,846 and $50,514 at December 31, 2016 and 2015, respectively, weighted-average interest rate of 5.31% and 5.34%, at December 31, 2016 and 2015, respectively	26,646	30,308
Other notes and contracts payable with maturities through 2032, weighted-average interest rate of 5.26% and 4.21% at December 31, 2016 and 2015, respectively	4,269	5,540
	740,915	585,848
Unamortized discount – senior unsecured notes	(655)	(746)
Debt issuance costs – senior unsecured notes	(3,567)	(4,050)
	$736,693	$581,052

The weighted-average interest rate for the Company’s notes and contracts payable was 4.10% and 4.51% at December 31, 2016 and 2015, respectively.

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

In September 2016, the Company borrowed $160.0 million under the credit facility to fund acquisitions and to partially fund its obligation in connection with the termination of its funded defined benefit pension plans. At December 31, 2016, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 2.52%. See Note 20 Business Combinations for further discussion of the Company’s acquisitions, and see Note 13 Employee Benefit Plans for further discussion of the Company’s pension termination.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2016, the Company was in compliance with the financial covenants under the credit agreement.

The aggregate annual maturities for notes and contracts payable for the next five years and thereafter, are as follows:

Year	Annual maturities
(in thousands)
2017	$4,855
2018	4,229
2019	163,793
2020	3,432
2021	3,337
Thereafter	557,047
$736,693

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    Net Investment Income:

The components of net investment income are as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Interest:
Cash equivalents and deposits with banks	$3,989	$3,822	$4,471
Debt securities	89,920	76,822	56,373
Other investments	2,631	1,841	1,213
Loans receivable	—	—	3,755
Dividends on equity securities	12,684	11,751	11,961
Equity in earnings of affiliates, net	8,173	7,800	(16,545)
Other	11,178	314	10,488
Total investment income	128,575	102,350	71,716
Investment expenses	(2,441)	(1,797)	(675)
Net investment income	$126,134	$100,553	$71,041

NOTE 11.    Income Taxes:

For the years ended December 31, 2016, 2015 and 2014, domestic and foreign pretax income from continuing operations before noncontrolling interests was $416.5 million and $61.1 million, $383.5 million and $49.3 million, and $301.8 million and $48.8 million, respectively.

Income taxes are summarized as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$24,208	$94,036	$87,189
State	1,943	3,636	4,751
Foreign	10,806	10,589	812
	36,957	108,261	92,752
Deferred:
Federal	91,190	33,446	15,594
State	3,753	3,413	(304)
Foreign	2,205	(1,225)	8,303
	97,148	35,634	23,593
	$134,105	$143,895	$116,345

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of this difference is as follows:

	Year ended December 31,
	2016		2015		2014
	(in thousands, except percentages)
Taxes calculated at federal rate	$167,153	35.0%	$151,468	35.0%	$122,696	35.0%
State taxes, net of federal benefit	3,703	0.8	4,581	1.1	2,891	0.8
Change in liability for tax positions	(10,512)	(2.2)	1,094	0.3	412	0.1
Foreign income taxed at different rates	(7,983)	(1.7)	(7,111)	(1.6)	(6,091)	(1.7)
Federal tax credits	(12,265)	(2.6)	(1,710)	(0.4)	(2,184)	(0.6)
Other items, net	(5,991)	(1.2)	(4,427)	(1.1)	(1,379)	(0.4)
	$134,105	28.1%	$143,895	33.3%	$116,345	33.2%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 28.1% for 2016, 33.3% for 2015 and 33.2% for 2014. The differences in the effective tax rates are typically due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contributions to pretax income and changes in the ratio of permanent differences to income before income taxes. In addition, the 2016 rate reflects the resolution of certain tax authority examinations and tax credits claimed in current and prior years.  The 2015 rate includes a benefit for the release of valuation allowances previously provided against certain foreign net operating losses and other deferred tax assets.  The 2014 rate reflects non-recurring tax benefits resulting from certain adjustments to the Company’s state and non-U.S. tax accounts.

The primary components of temporary differences that give rise to the Company’s net deferred tax liability are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Deferred revenue	$11,966	$11,639
Employee benefits	83,100	77,994
Bad debt reserves	12,704	14,943
Loss reserves	1,974	3,062
Pension	89,726	105,398
Net operating loss carryforward	14,358	15,541
Securities	10,664	6,128
Foreign tax credit	4,086	1,769
Other	7,557	7,904
	236,135	244,378
Valuation allowance	(8,049)	(6,729)
	228,086	237,649
Deferred tax liabilities:
Depreciable and amortizable assets	320,884	297,721
Claims and related salvage	121,812	40,901
Investments in affiliates	7,511	5,060
	450,207	343,682
Net deferred tax liability	$222,121	$106,033

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The exercise of stock options and vesting of RSUs represent a tax benefit that has been reflected as a reduction of taxes payable and an increase to equity. The benefits recorded were $3.4 million and $9.5 million for the years ended December 31, 2016 and 2015, respectively.

In connection with the Company’s June 2010 spin-off from CoreLogic, it entered into a tax sharing agreement which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax-related matters. At December 31, 2016 and 2015, the Company had a net payable to CoreLogic of $16.3 million and $36.5 million, respectively, related to tax matters prior to the spin-off. This amount is included in the Company’s consolidated balance sheets in accounts payable and accrued liabilities. The decrease during the current year was primarily the result of the effective settlement of tax positions for years prior to the spin-off.

At December 31, 2016, the Company had available a foreign tax credit carryover of $4.1 million.  The Company expects to utilize this credit within the carryover period.

At December 31, 2016, the Company had available net operating loss carryforwards for income tax purposes totaling $85.2 million, consisting of federal, state and foreign losses of $0.2 million, $35.9 million and $49.1 million, respectively.  Of the aggregate net operating losses, $33.8 million have an indefinite expiration and the remaining $51.4 million expire at various times beginning in 2017. The Company carries a valuation allowance of $8.0 million against its deferred tax assets.  Of this amount, $7.6 million relates to net operating losses; the remaining $0.4 million relates to other foreign deferred tax assets.  The year-over-year increase in the overall valuation allowance is primarily due to additional foreign net operating losses incurred in 2016.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and adjusts the allowance, if necessary. The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The ability or failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets.  Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted in the next 12 months.

As of December 31, 2016 and 2015, U.S. taxes were not provided for on the cumulative earnings of the Company’s foreign subsidiaries of $215.9 million and $155.7 million, respectively, as the Company has invested or expects to invest the undistributed earnings indefinitely. If, in the future, these earnings are repatriated to the United States, or if the Company determines that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. It is not practicable to calculate the deferred taxes associated with these earnings because of the variability of multiple factors that would need to be assessed at the time of any assumed repatriation; however, foreign tax credits may be available to reduce federal income taxes in the event of distribution.

As of December 31, 2016, 2015 and 2014, the liability for income taxes associated with uncertain tax positions was $18.1 million, $23.8 million and $24.1 million, respectively. The net decreases in the liabilities during 2016, 2015 and 2014 were primarily attributable to activity related to examinations conducted by various taxing authorities.  The liabilities could be reduced by $5.7 million as of December 31, 2016, and by $3.4 million as of December 31, 2015 and 2014, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes. The net amounts of $12.4 million, $20.4 million and $20.7 million as of December 31, 2016, 2015 and 2014, respectively, if recognized, would favorably affect the Company’s effective tax rate.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 is as follows:

	December 31,
	2016	2015	2014
	(in thousands)
Unrecognized tax benefits—beginning balance	$23,800	$24,100	$47,800
Gross decreases—prior period tax positions	(7,100)	(800)	(24,100)
Gross increases—current period tax positions	1,400	500	400
Unrecognized tax benefits—ending balance	$18,100	$23,800	$24,100

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2016, 2015 and 2014, the Company had accrued $4.1 million, $9.7 million and $8.9 million, respectively, of interest and penalties (net of tax benefits of $1.8 million, $4.1 million and $3.7 million, respectively) related to uncertain tax positions.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. During 2016, the Company concluded U.S. federal income tax examinations for calendar years 2005 through 2013.  The Company is generally no longer subject to U.S. federal, state and non-U.S. income tax examinations by taxing authorities for years prior to 2005.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    Earnings Per Share:

The computation of basic and diluted earnings per share is as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Numerator
Net income attributable to the Company	$342,993	$288,086	$233,534
Less: dividends and undistributed earnings allocated to unvested RSUs	—	321	514
Net income allocated to common stockholders	$342,993	$287,765	$233,020
Denominator
Basic weighted-average shares	110,548	108,427	106,884
Effect of dilutive employee stock options and RSUs	608	1,399	1,804
Diluted weighted-average shares	111,156	109,826	108,688
Net income per share attributable to the Company’s stockholders
Basic	$3.10	$2.65	$2.18
Diluted	$3.09	$2.62	$2.15

For the year ended December 31, 2016, no stock options or RSUs had an antidilutive effect on weighted-average diluted common shares outstanding. For the years ended December 31, 2015 and 2014, 6 thousand RSUs and 133 thousand stock options and RSUs, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

NOTE 13.    Employee Benefit Plans:

The First American Financial Corporation 401(k) Savings Plan (the “Savings Plan”) allows for employee-elective contributions up to the maximum amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability, as well as the contributions of participants. Effective July 1, 2015, participants in the Savings Plan can no longer make additional investments in common stock of the Company. The Savings Plan held 2,695,000 shares and 3,129,000 shares of the Company’s common stock, representing 2.5% and 2.9% of the Company’s total common shares outstanding at December 31, 2016 and 2015, respectively.

The Company maintains a deferred compensation plan for certain employees that allows participants to defer up to 100% of their salary, commissions and certain bonuses. Participants can allocate their deferrals among a variety of investment crediting options (known as “deemed investments”). The term deemed investments means that the participant has no ownership interest in the funds they select; the funds are only used to measure the gains or losses that will be attributed to each participant’s deferral account over time. Participants can elect to have their deferral balance paid out while they are still employed or after their employment ends. The deferred compensation plan is exempt from most provisions of the Employee Retirement Income Security Act (“ERISA”) because it is only available to a select group of management and highly compensated employees and is not a qualified employee benefit plan. To preserve the tax-deferred savings advantages of a nonqualified deferred compensation plan, federal law requires that it be unfunded or informally funded. Participant deferrals, and any earnings on those deferrals, are general unsecured obligations of the Company. The Company informally funds the deferred compensation plan through a tax-advantaged investment known as variable universal life insurance. Deferred compensation plan assets are held as an asset of the Company within a special trust, called a “Rabbi Trust.” At December 31, 2016 and 2015, the value of the assets in the Rabbi Trust of $78.9 million and $73.1 million, respectively, and the unfunded liabilities of $82.5 million and $76.3 million, respectively, were included in the consolidated balance sheets in other assets and pension costs and other retirement plans, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pension termination and settlement

In May 2016, the Company’s board of directors terminated the Company’s funded defined benefit pension plan known as the First American Financial Corporation Pension Plan, effective as of July 31, 2016.  The pension plan was closed to new entrants effective December 31, 2001 and amended to “freeze” all benefit accruals as of April 30, 2008.  Also, in May 2016, a subsidiary of the Company terminated its small regional funded defined benefit pension plan effective as of August 31, 2016. The Company expects the termination of both pension plans to occur over a similar timeframe.  Upon completion of these terminations, the Company will have no remaining funded defined benefit pension plan obligations.  All financial impacts discussed below reflect the termination of both pension plans.

The pension plans offer participants annuity payments based on a number of factors and, for certain participants, an alternative lump sum distribution option.  During 2016, the Company received certain regulatory approvals needed to terminate the pension plans and offered lump sum distributions to certain participants, which were settled by the pension plans in the fourth quarter.  The Company made additional cash contributions in 2016 above scheduled amounts of $84.8 million to sufficiently fund the pension plans.  The Company will ensure that sufficient funds are available to purchase group annuity contracts from one or more highly rated insurance companies to pay and administer future benefit payments, and complete other transactions required to terminate the pension plans in a manner that fully meets its obligations to all participants.  While the Company expects to make an additional cash contribution of approximately $23 million in the first half of 2017, the actual amount will depend upon changes in interest rates, pension plan asset returns and other factors.  The Company also expects to pay other termination related expenses.

The Company recognized $66.3 million in settlement costs during the fourth quarter of 2016 related to distributions of pension plan assets totaling $127.2 million to participants electing lump sum payments.  The Company expects to complete the transfer of all remaining liabilities and administrative responsibilities related to the pension plans to one or more highly rated insurance companies by the end of the second quarter of 2017 and to recognize approximately $154 million in net unrealized losses in the first half of 2017.  The preceding information related to the expected amounts and timing of pension termination expenses to be recognized are estimates based on net unrealized losses as of December 31, 2016 and actual amounts recognized may differ due to changes in interest rates, pension plan asset returns, and other factors.

Certain aspects of the transactions required to terminate the pension plans and settle its obligations are subject to regulatory review.

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

Certain of the Company’s subsidiaries have separate savings plans and the Company’s international subsidiaries have other employee benefit plans. Expenses related to these plans and the Company’s deferred compensation plan are included in the table below under “other plans, net”.

The principal components of employee benefit plan expenses are as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Expense:
Savings plan	$33,109	$37,326	$16,333
Funded defined benefit pension plans	88,908	18,611	13,465
Unfunded supplemental benefit plans	13,613	17,373	14,614
Other plans, net	10,090	3,812	9,259
	$145,720	$77,122	$53,671

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the benefit obligations, assets and funded status associated with the Company’s funded defined benefit pension and unfunded supplemental benefit plans:

	December 31,
	2016		2015
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$416,416	$248,660	$450,667	$262,137
Service costs	—	1,042	—	1,560
Interest costs	15,532	8,558	17,537	10,207
Plan amendment	—	—	(4,775)	—
Actuarial losses (gains)	33,845	6,804	(25,583)	(11,835)
Benefits paid	(150,685)	(13,860)	(21,430)	(13,409)
Projected benefit obligation at end of year	315,108	251,204	416,416	248,660
Change in plan assets:
Fair value of plan assets at beginning of year	329,987	—	339,365	—
Actual returns (losses) on plan assets	4,244	—	(9,620)	—
Contributions	108,214	13,860	21,672	13,409
Benefits paid	(150,685)	(13,860)	(21,430)	(13,409)
Fair value of plan assets at end of year	291,760	—	329,987	—
Reconciliation of funded status:
Unfunded status of the plans	$(23,348)	$(251,204)	$(86,429)	$(248,660)
Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$(23,348)	$(251,204)	$(86,429)	$(248,660)
Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial loss	$157,659	$97,636	$202,087	$99,023
Unrecognized prior service credit	(4,109)	(16,607)	(4,775)	(20,785)
	$153,550	$81,029	$197,312	$78,238
Accumulated benefit obligation at end of year	$315,108	$251,204	$416,416	$248,660

Net periodic cost related to the Company’s funded defined benefit pension and unfunded supplemental benefit plans includes the following components:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Expense:
Service costs	$1,042	$1,560	$1,315
Interest costs	24,090	27,744	29,180
Settlement costs	66,337	—	—
Expected return on plan assets	(12,386)	(21,802)	(20,850)
Amortization of net actuarial loss	28,282	32,645	22,587
Amortization of prior service credit	(4,844)	(4,163)	(4,153)
	$102,521	$35,984	$28,079

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net actuarial loss and prior service credit for the unfunded supplemental benefit plans expected to be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year include an expense of $7.8 million and a credit of $4.2 million, respectively.

Weighted-average actuarial assumptions used to determine costs for the plans for the years ended December 31, 2016 and 2015, were as follows:

	December 31,
	2016	2015
Funded defined benefit pension plans
Discount rate	4.31%	4.07%
Rate of return on plan assets	3.50%	6.50%
Unfunded supplemental benefit plans
Discount rate	4.33%	4.00%

Weighted-average actuarial assumptions used to determine benefit obligations for the plans at December 31, 2016 and 2015, were as follows:

	December 31,
	2016	2015
Funded defined benefit pension plans
Discount rate	3.85%	4.31%
Unfunded supplemental benefit plans
Discount rate	4.03%	4.33%

The discount rate assumption used for the Company’s benefit plans reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

Assumptions for the expected long-term rate of return on assets of the funded defined benefit pension plans are based on future expectations for returns for each asset class based on the calculated market-related value of plan assets and the effect of periodic target asset allocation rebalancing, adjusted for the payment of reasonable expenses of the plan from plan assets. The expected long-term rate of return on assets was selected from within a reasonable range of rates determined by (1) historical actual and expected returns for the asset classes and (2) projections of inflation over the long-term period during which benefits are payable to plan participants. The Company believes the assumptions are appropriate based on the investment mix and long-term nature of the plan’s investments. The use of expected long-term returns on plan assets may result in recognized pension income that is greater or less than the actual returns of those plan assets in any given year. Over time, however, the expected long-term returns are designed to approximate the actual long-term returns, and therefore result in a pattern of income and cost recognition that more closely matches the pattern of the services provided by the employees.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2016, the funded status of the plans improved as additional contributions were received from the Company and a higher percentage of plan assets were allocated to liability tracking investments.  At December 31, 2016, the majority of plan assets were invested in liability tracking investments pending completion of the termination of the plan in 2017.

A summary of the asset allocations  for the funded defined benefit pension plans is as follows:

	December 31,
	2016	2015
Asset category
Cash and cash equivalents	13.2%	1.1%
Equities	—%	57.2%
Fixed income funds	86.7%	39.3%
Other	0.1%	2.4%

The Company expects to make cash contributions of $14.5 million to its unfunded supplemental benefit plans during 2017.

Benefit payments for all plans, which reflect expected future service, as appropriate, are expected to be made as follows:

Year	(in thousands)
2017	$35,289
2018	$35,765
2019	$35,591
2020	$35,518
2021	$36,132
Five years thereafter	$177,899

The Company categorizes plan assets, carried at fair value, using a three-level hierarchy for fair value measurements. See Note 14 Fair Value Measurements for a more in-depth discussion on the fair value hierarchy and a description for each level.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the fair value of plan assets as of December 31, 2016 and 2015:

December 31, 2016	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$38,424	$38,424	$—	$—
Fixed income funds (a)	252,962	10,376	242,586	—
Other (b)	374	—	—	374
	$291,760	$48,800	$242,586	$374

December 31, 2015	Estimated fair value	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$3,621	$3,621	$—	$—
Equities (c)	129,633	83,675	45,958	—
Fixed income funds (a)	188,801	116,204	72,597	—
Other (b)	7,932	—	—	7,932
	$329,987	$203,500	$118,555	$7,932

(a) Investments in passively managed index funds and actively managed mutual funds with holdings in domestic and foreign corporate bonds, foreign government bonds, mortgage-backed securities, and other fixed income instruments. These investments are valued using matrix pricing models and quoted prices of the securities in active markets.

(b) Investments in a guaranteed deposit fund with holdings in insurance contracts.  These investments are valued at contract value of the fund including contributions and earnings, less applicable costs and liabilities, as provided by the administrator of the fund.

(c) Investments in passively managed index funds, actively managed mutual funds with holdings in domestic and international equities, and investments in domestic equities. These investments are valued at the closing price reported on the major market on which the individual securities are traded or the Net Asset Value (“NAV”) provided by the administrator of the fund.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of December 31, 2016 and 2015:

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2016
Assets:
Debt securities:
U.S. Treasury bonds	$151,391	$—	$151,391	$—
Municipal bonds	984,333	—	984,333	—
Foreign government bonds	140,048	—	140,048	—
Governmental agency bonds	193,868	—	193,868	—
Governmental agency mortgage-backed securities	2,163,673	—	2,163,673	—
U.S. corporate debt securities	678,524	—	631,859	46,665
Foreign corporate debt securities	241,526	—	235,258	6,268
	4,553,363	—	4,500,430	52,933
Equity securities:
Preferred stocks	15,582	15,582	—	—
Common stocks	388,503	388,503	—	—
	404,085	404,085	—	—
Total assets	$4,957,448	$404,085	$4,500,430	$52,933

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2015
Assets:
Debt securities:
U.S. Treasury bonds	$129,372	$—	$129,372	$—
Municipal bonds	703,795	—	703,795	—
Foreign government bonds	130,101	—	130,101	—
Governmental agency bonds	418,091	—	418,091	—
Governmental agency mortgage-backed securities	2,055,673	—	2,055,673	—
U.S. corporate debt securities	634,683	—	591,116	43,567
Foreign corporate debt securities	207,632	—	201,060	6,572
	4,279,347	—	4,229,208	50,139
Equity securities:
Preferred stocks	15,467	15,467	—	—
Common stocks	305,818	305,818	—	—
	321,285	321,285	—	—
Total assets	$4,600,632	$321,285	$4,229,208	$50,139

For the year ended December 31, 2016, transfers between Level 2 and Level 3 were based on market liquidity and related transparency of pricing and associated observable inputs for certain of the Company’s corporate debt securities. There were no transfers between levels during the year ended December 31, 2015. Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present a summary of the changes in the fair values of Level 3 assets measured on a recurring basis for the years ended December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
in thousands	U.S. corporate debt securities	Foreign corporate debt securities	Total	U.S. corporate debt securities	Foreign corporate debt securities	Non-agency mortgage-backed securities	Total
Fair value at beginning of period	$43,567	$6,572	$50,139	$—	$—	$16,538	$16,538
Transfers into Level 3	9,293	2,536	11,829	—	—	—	—
Transfers out of Level 3	(17,503)	(1,294)	(18,797)	—	—	—	—
Net realized and unrealized gains (losses):
Included in earnings	(120)	(35)	(155)	(77)	(5)	(1,015)	(1,097)
Included in other comprehensive income (loss)	1,565	122	1,687	(839)	(113)	(589)	(1,541)
Purchases	27,370	3,530	30,900	47,612	7,307	—	54,919
Sales	(9,037)	(2,329)	(11,366)	(960)	(381)	(14,934)	(16,275)
Settlements	(8,470)	(2,834)	(11,304)	(2,169)	(236)	—	(2,405)
Fair value at end of period	$46,665	$6,268	$52,933	$43,567	$6,572	$—	$50,139
Unrealized gains (losses) included in earnings for the period relating to Level 3 assets that were still held at the end of the period:
Net realized investment losses	$(5)	$—	$(5)	$(75)	$—	$—	$(75)

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2016 and 2015:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2016
Assets:
Cash and cash equivalents	$1,006,138	$1,006,138	$1,006,138	$—	$—
Deposits with banks	$21,222	$21,176	$1,017	$20,159	$—
Notes receivable, net	$7,799	$7,542	$—	$—	$7,542
Liabilities:
Deposits	$2,779,478	$2,779,478	$2,779,478	$—	$—
Notes and contracts payable	$736,693	$734,812	$—	$729,658	$5,154

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2015
Assets:
Cash and cash equivalents	$1,027,321	$1,027,321	$1,027,321	$—	$—
Deposits with banks	$23,224	$23,211	$1,103	$22,108	$—
Notes receivable, net	$5,866	$5,791	$—	$—	$5,791
Liabilities:
Deposits	$2,699,015	$2,699,015	$2,699,015	$—	$—
Notes and contracts payable	$581,052	$590,970	$—	$583,893	$7,077

NOTE 15.    Share-Based Compensation Plans:

The First American Financial Corporation 2010 Incentive Compensation Plan (the “Incentive Compensation Plan”), effective May 28, 2010, permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares and other stock-based awards. Eligible participants in the Incentive Compensation Plan include the Company’s directors and officers, as well as other employees. At December 31, 2016, 4.2 million shares of common stock remain available to be issued from either authorized and unissued shares or previously issued shares acquired by the Company, subject to certain annual limits based on the type of award granted. The Incentive Compensation Plan terminates 10 years from the effective date unless cancelled prior to that date by the Company’s board of directors.

The First American Financial Corporation 2010 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the option to purchase common stock of the Company at 85% of the lower of the closing price on either the first or last day of each quarterly offering period. There were 371,000 and 335,000 shares issued in connection with this plan for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, there were 2.7 million shares reserved for future issuances.

The following table presents compensation expense associated with the Company’s share-based compensation plans:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Expense:
Restricted stock units	$31,120	$21,761	$17,197
Stock options	271	271	271
Employee stock purchase plan	2,734	2,307	1,834
	$34,125	$24,339	$19,302

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes RSU activity for the year ended December 31, 2016:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2015	1,354	$29.20
Granted during 2016	1,028	$36.70
Vested during 2016	(849)	$30.77
Forfeited during 2016	(23)	$31.68
RSUs unvested at December 31, 2016	1,510	$33.38

As of December 31, 2016, there was $26.8 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.3 years. The fair value of RSUs is generally based on the market value of the Company’s shares on the date of grant. The total fair value of shares vested and not distributed for the years ended December 31, 2016, 2015 and 2014 was $25.9 million, $20.3 million and $18.2 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2016:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2015	132	$27.66
Exercised during 2016	—	—
Balance at December 31, 2016	132	$27.66	7.0 years	$1,187
Vested and expected to vest at December 31, 2016	132	$27.66	7.0 years	$1,187
Exercisable at December 31, 2016	99	$27.66	7.0 years	$890

As of December 31, 2016, there was $0.3 million of total unrecognized compensation cost related to unvested stock options of the Company that is expected to be recognized over a weighted-average period of 1 year.

No stock options were exercised during the year ended December 31, 2016. The total intrinsic value of stock options exercised for the years ended December 31, 2015 and 2014 was $9.7 million and $7.0 million, respectively. Intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

NOTE 16.    Stockholders’ Equity:

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.4 million remained as of December 31, 2016. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2016, the Company repurchased and retired 14 thousand shares of its common stock for a total purchase price of $454 thousand and, as of December 31, 2016, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.6 million.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    Accumulated Other Comprehensive Income (Loss) (“AOCI”):

The following table presents a summary of the changes in each component of AOCI for the years ended December 31, 2016, 2015 and 2014:

	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2013	$(8,727)	$(3,726)	$(133,084)	$(145,537)
Change in unrealized gains (losses) on securities	31,118	—	—	31,118
Change in foreign currency translation adjustment	—	(16,694)	—	(16,694)
Net actuarial loss	—	—	(109,924)	(109,924)
Amortization of net actuarial loss	—	—	22,587	22,587
Amortization of prior service credit	—	—	(4,153)	(4,153)
Tax effect	(11,480)	—	34,994	23,514
Balance at December 31, 2014	10,911	(20,420)	(189,580)	(199,089)
Change in unrealized gains (losses) on securities	(42,205)	—	—	(42,205)
Change in foreign currency translation adjustment	—	(36,822)	—	(36,822)
Net actuarial gain	—	—	10,743	10,743
Amortization of net actuarial loss	—	—	32,645	32,645
Amortization of prior service credit	—	—	(4,163)	(4,163)
Tax effect	14,893	—	(15,002)	(109)
Balance at December 31, 2015	(16,401)	(57,242)	(165,357)	(239,000)
Change in unrealized gains (losses) on securities	(15,702)	—	—	(15,702)
Change in foreign currency translation adjustment	—	(6,334)	—	(6,334)
Net actuarial loss	—	—	(48,803)	(48,803)
Amortization of net actuarial loss	—	—	28,282	28,282
Amortization of prior service credit	—	—	(4,844)	(4,844)
Settlement costs	—	—	66,337	66,337
Tax effect	5,343	—	(15,672)	(10,329)
Balance at December 31, 2016	$(26,760)	$(63,576)	$(140,057)	$(230,393)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of AOCI allocated to the Company and noncontrolling interests at December 31, 2016, 2015 and 2014, are as follows:

	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
2016
Allocated to the Company	$(26,767)	$(63,576)	$(140,057)	$(230,400)
Allocated to noncontrolling interests	7	—	—	7
Balance at December 31, 2016	$(26,760)	$(63,576)	$(140,057)	$(230,393)
2015
Allocated to the Company	$(16,404)	$(57,242)	$(165,357)	$(239,003)
Allocated to noncontrolling interests	3	—	—	3
Balance at December 31, 2015	$(16,401)	$(57,242)	$(165,357)	$(239,000)
2014
Allocated to the Company	$10,894	$(20,420)	$(189,580)	$(199,106)
Allocated to noncontrolling interests	17	—	—	17
Balance at December 31, 2014	$10,911	$(20,420)	$(189,580)	$(199,089)

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2016, 2015 and 2014:

	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
	(in thousands)
Year ended December 31, 2016
Pretax change before reclassifications	$2,617	$(6,334)	$(48,803)	$(52,520)
Reclassifications out of AOCI	(18,319)	—	89,775	71,456
Tax effect	5,343	—	(15,672)	(10,329)
Total other comprehensive income (loss), net of tax	$(10,359)	$(6,334)	$25,300	$8,607
Year ended December 31, 2015
Pretax change before reclassifications	$(46,601)	$(36,822)	$10,743	$(72,680)
Reclassifications out of AOCI	4,396	—	28,482	32,878
Tax effect	14,893	—	(15,002)	(109)
Total other comprehensive income (loss), net of tax	$(27,312)	$(36,822)	$24,223	$(39,911)
Year ended December 31, 2014
Pretax change before reclassifications	$52,693	$(16,694)	$(109,924)	$(73,925)
Reclassifications out of AOCI	(21,575)	—	18,434	(3,141)
Tax effect	(11,480)	—	34,994	23,514
Total other comprehensive income (loss), net of tax	$19,638	$(16,694)	$(56,496)	$(53,552)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effect of the reclassifications out of AOCI on the respective line items in the consolidated statements of income:

	Amounts reclassified from AOCI
	Year ended December 31,				Affected line items in the
(in thousands)	2016	2015	2014		consolidated statements of income
Unrealized gains (losses) on securities:
Net realized gains (losses) on sales of securities	$18,804	$(2,147)	$23,276		Net realized investment gains (losses)
Net other-than-temporary impairment losses	(485)	(2,249)	(1,701)		Net realized investment gains (losses)
Pretax total	$18,319	$(4,396)	$21,575
Tax effect	$(7,007)	$1,551	$(7,959)
Pension benefit adjustment:
Amortization of net actuarial loss	$(28,282)	$(32,645)	$(22,587)	(1)
Amortization of prior service credit	4,844	4,163	4,153	(1)
Settlement costs	(66,337)	—	—	(1)
Pretax total	$(89,775)	$(28,482)	$(18,434)
Tax effect	$34,339	$10,893	$7,051

(1)	These components of AOCI are included in the computation of net periodic cost. See Note 13 Employee Benefit Plans for additional details.

NOTE 18.    Commitments and Contingencies:

Lease commitments

The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company pay insurance and taxes.

Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year as of December 31, 2016 are as follows:

(in thousands)
Year
2017	$80,700
2018	66,151
2019	52,667
2020	41,701
2021	27,595
Thereafter	59,983
$328,797

Total rental expense for all operating leases and month-to-month rentals was $91.4 million, $93.3 million and $93.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other commitments and guarantees

At December 31, 2016 and 2015, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $7.1 million and $8.2 million, respectively. The guarantee arrangements relate to promissory notes and other contracts that contingently require the Company to make payments to the guaranteed party upon the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential obligation under these guarantees totaled $7.1 million and $8.2 million at December 31, 2016 and 2015, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its consolidated balance sheets related to these guarantees at December 31, 2016 and 2015.

The Company also guarantees the obligations of certain of its subsidiaries. These obligations are included in the Company’s consolidated balance sheets as of December 31, 2016 and 2015.

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

•	Downing v. First American Title Insurance Company, et al., filed on July 26, 2016 and pending in the United States District Court for the Northern District of Georgia,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Lennen v. First American Financial Corporation, et al., filed on May 19, 2016 and pending in the United States District court for the Middle District of Florida,
•	McCormick v. First American Real Estate Services, Inc., et al., filed on December 31, 2015 and pending in the Superior Court of the State of California, County of Orange,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	In re First American Home Buyers Protection Corporation, consolidated on October 9, 2014 and pending in the United States District Court for the Southern District of California.

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

NOTE 20.    Business Combinations:

During the years ended December 31, 2016 and 2015, the Company completed acquisitions for an aggregate purchase price of $115.3 million and $32.3 million, respectively.  The Company has recorded preliminary fair value estimates for the assets acquired and liabilities assumed, related to certain acquisitions in the current year, which are subject to change pending completion of the Company’s purchase price allocation. The Company allocates the purchase price of each acquisition to the assets acquired and liabilities assumed using a variety of valuation techniques, including discounted cash flow analysis.  These acquisitions have been included in the Company’s title insurance and services segment.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21.    Segment Financial Information:

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions involving the use of real property related data designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant records and images; provides evidence of title; and provides banking, trust, document custodial and investment advisory services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance and other insurance and guarantee products, as well as related settlement services in foreign countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information about the Company’s operations, by segment, for the years ended December 31, 2016, 2015 and 2014, is as follows:

	Revenues	Depreciation and amortization	Equity in earnings of affiliates, net	Income (loss) before income taxes	Assets	Investments in equity method affiliates	Capital expenditures
	(in thousands)
2016
Title Insurance and Services	$5,134,125	$93,069	$8,173	$598,872	$7,905,433	$102,925	$126,715
Specialty Insurance	435,844	5,593	—	40,074	551,231	—	5,631
Corporate	5,946	385	—	(161,365)	453,410	—	—
Eliminations	(69)	—	—	—	(78,297)	—	—
	$5,575,846	$99,047	$8,173	$477,581	$8,831,777	$102,925	$132,346
2015
Title Insurance and Services	$4,788,110	$80,359	$7,800	$489,954	$7,283,180	$108,574	$122,707
Specialty Insurance	393,757	4,775	—	39,519	510,915	—	4,837
Corporate	(5,955)	462	—	(96,708)	444,943	—	22
Eliminations	(456)	—	—	—	(2,323)	—	—
	$5,175,456	$85,596	$7,800	$432,765	$8,236,715	$108,574	$127,566
2014
Title Insurance and Services	$4,304,428	$77,820	$(16,545)	$373,024	$6,753,658	$106,083	$95,949
Specialty Insurance	368,666	4,978	—	52,974	506,242	—	3,412
Corporate	6,415	2,799	—	(75,438)	460,356	—	—
Eliminations	(1,560)	—	—	—	(72,367)	—	—
	$4,677,949	$85,597	$(16,545)	$350,560	$7,647,889	$106,083	$99,361

Revenues from external customers allocated between domestic and foreign operations, by segment, for the years ended December 31, 2016, 2015 and 2014, are as follows:

	Year Ended December 31,
	2016		2015		2014
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance and Services	$4,830,727	$303,352	$4,480,230	$307,453	$3,977,498	$325,393
Specialty Insurance	435,844	—	393,757	—	368,666	—
	$5,266,571	$303,352	$4,873,987	$307,453	$4,346,164	$325,393

Long-lived assets allocated between domestic and foreign operations, by segment, as of December 31, 2016, 2015 and 2014, are as follows:

	December 31,
	2016		2015		2014
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance and Services	$986,718	$40,161	$933,829	$35,375	$890,063	$46,514
Specialty Insurance	55,045	—	51,920	—	50,611	—
	$1,041,763	$40,161	$985,749	$35,375	$940,674	$46,514

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2016
Revenues	$1,201,712	$1,361,533	$1,508,344	$1,504,257
Income before income taxes	$75,592	$153,607	$166,931	$81,451
Net income	$52,672	$102,451	$107,392	$80,961
Net income (loss) attributable to noncontrolling interests	$171	$302	$72	$(62)
Net income attributable to the Company	$52,501	$102,149	$107,320	$81,023
Net income per share attributable to the Company’s stockholders (1):
Basic	$0.48	$0.92	$0.97	$0.73
Diluted	$0.47	$0.92	$0.96	$0.73

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

SCHEDULE I

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

December 31, 2016

Column A	Column B	Column C		Column D
Type of investment	Cost	Market value		Amount at which shown in the balance sheet
Deposits with banks:
Consolidated	$21,222	$21,176		$21,222
Debt securities:
U.S. Treasury bonds
Consolidated	$155,441	$151,391		$151,391
Municipal bonds
Consolidated	$1,004,659	$984,333		$984,333
Foreign government bonds
Consolidated	$141,887	$140,048		$140,048
Governmental agency bonds
Consolidated	$197,343	$193,868		$193,868
Governmental agency mortgage-backed securities
Consolidated	$2,187,482	$2,163,673		$2,163,673
U.S. corporate debt securities
Consolidated	$675,683	$678,524		$678,524
Foreign corporate debt securities
Consolidated	$240,526	$241,526		$241,526
Total debt securities:
Consolidated	$4,603,021	$4,553,363		$4,553,363
Equity securities:
Consolidated	$386,095	$404,085		$404,085
Notes receivable, net:
Consolidated	$7,799	$7,542		$7,799
Other investments:
Consolidated	$154,230	$154,230	(1)	$154,230
Total investments:
Consolidated	$5,172,367	$5,140,396		$5,140,699

(1)	As other investments are not publicly traded, estimates of the fair values could not be made without incurring excessive costs.

SCHEDULE II

1 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2016	2015
Assets
Cash and cash equivalents	$221,519	$289,791
Due from subsidiaries, net	77,557	21,430
Income taxes receivable	67,970	1,067
Investment in subsidiaries	3,897,995	3,478,704
Deferred income taxes	20,037	22,020
Other assets	85,709	92,633
	$4,370,787	$3,905,645
Liabilities and Equity
Accounts payable and other accrued liabilities	$39,069	$58,483
Pension costs and other retirement plans	359,057	413,206
Income taxes payable	10,376	7,576
Deferred income taxes	242,158	128,053
Notes and contracts payable	705,778	545,204
	1,356,438	1,152,522
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares;
Outstanding—109,944 shares and 109,098 shares	1	1
Additional paid-in capital	2,191,756	2,150,813
Retained earnings	1,046,822	838,149
Accumulated other comprehensive loss	(230,400)	(239,003)
Total stockholders’ equity	3,008,179	2,749,960
Noncontrolling interests	6,170	3,163
Total equity	3,014,349	2,753,123
	$4,370,787	$3,905,645

See notes to condensed financial statements

SCHEDULE II

2 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Dividends from subsidiaries	$46,422	$142,522	$342,488
Other income (losses)	5,809	(6,001)	6,412
	52,231	136,521	348,900
Expenses:
Other expenses	44,592	36,233	33,959
Income before income taxes and equity in undistributed earnings of subsidiaries	7,639	100,288	314,941
Income taxes	2,145	33,346	104,523
Equity in undistributed earnings of subsidiaries	337,982	221,928	23,797
Net income	343,476	288,870	234,215
Less: Net income attributable to noncontrolling interests	483	784	681
Net income attributable to the Company	$342,993	$288,086	$233,534

See notes to condensed financial statements

SCHEDULE II

3 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$343,476	$288,870	$234,215
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	(10,359)	(27,312)	19,638
Foreign currency translation adjustment	(6,334)	(36,822)	(16,694)
Pension benefit adjustment	25,300	24,223	(56,496)
Total other comprehensive income (loss), net of tax	8,607	(39,911)	(53,552)
Comprehensive income	352,083	248,959	180,663
Less: Comprehensive income attributable to noncontrolling interests	487	770	691
Comprehensive income attributable to the Company	$351,596	$248,189	$179,972

See notes to condensed financial statements

SCHEDULE II

4 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Cash (used for) provided by operating activities	$(26,682)	$133,022	$54,298
Cash flows from investing activities:
Net cash effect of acquisitions	—	(19,069)	(151,570)
Contributions to subsidiaries	(106,818)	—	(11,396)
Net change in other investments	204	867	1,490
Return of capital from subsidiaries	32,500	—	—
Capital expenditures	—	(22)	—
Cash used for investing activities	(74,114)	(18,224)	(161,476)
Cash flows from financing activities:
Net proceeds from issuance of debt	160,000	—	593,943
Repayment of debt	—	—	(300,000)
Repayment of debt to subsidiaries	—	(60,000)	—
Excess tax benefits from share-based compensation	3,415	9,526	6,856
Net proceeds in connection with share-based compensation plans	1,104	5,042	3,601
Purchase of Company shares	(454)	—	—
Cash dividends	(131,541)	(108,524)	(89,939)
Cash provided by (used for) financing activities	32,524	(153,956)	214,461
Net (decrease) increase in cash and cash equivalents	(68,272)	(39,158)	107,283
Cash and cash equivalents—Beginning of period	289,791	328,949	221,666
Cash and cash equivalents—End of period	$221,519	$289,791	$328,949

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

NOTE 2.    Dividends Received:

The holding company received cash dividends from subsidiaries of $46.4 million, $142.5 million and $79.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

SCHEDULE III

1 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2016
Title Insurance and Services	$330	$971,931	$9,698
Specialty Insurance	30,221	53,932	219,207
Total	$30,551	$1,025,863	$228,905
2015
Title Insurance and Services	$439	$933,377	$4,026
Specialty Insurance	26,042	50,503	203,903
Total	$26,481	$983,880	$207,929

SCHEDULE III

2 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Premiums and escrow fees	Net investment income (1)	Loss provision	Amortization of deferred policy acquisition costs (credits)	Other operating expenses	Premiums written
2016
Title Insurance and Services	$4,291,316	$129,672	$235,661	$—	$764,388	$—
Specialty Insurance	411,353	13,614	252,940	(4,179)	62,610	426,815
Corporate	—	5,946	—	—	26,867	—
Eliminations	—	(45)	—	—	(24)	—
Total	$4,702,669	$149,187	$488,601	$(4,179)	$853,841	$426,815
2015
Title Insurance and Services	$4,028,048	$90,078	$263,881	$1,796	$745,278	$—
Specialty Insurance	380,264	10,313	227,211	(727)	49,741	395,978
Corporate	—	(5,955)	—	—	25,976	—
Eliminations	—	(430)	—	—	(26)	—
Total	$4,408,312	$94,006	$491,092	$1,069	$820,969	$395,978
2014
Title Insurance and Services	$3,565,832	$83,635	$253,122	$2,746	$736,491	$—
Specialty Insurance	353,812	12,594	196,901	(878)	44,645	364,782
Corporate	—	6,415	—	—	26,528	—
Eliminations	—	(1,536)	—	—	(30)	—
Total	$3,919,644	$101,108	$450,023	$1,868	$807,634	$364,782

(1)	Net investment income includes net investment income and net realized investment gains (losses).

SCHEDULE IV

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(in thousands, except percentages)

Segment	Premiums and escrow fees before reinsurance	Ceded to other companies	Assumed from other companies	Premiums and escrow fees	Percentage of amount assumed to premiums and escrow fees
Title Insurance and Services
2016	$4,304,868	$16,277	$2,725	$4,291,316	0.1%
2015	$4,050,033	$23,776	$1,791	$4,028,048	0.0%
2014	$3,590,673	$28,727	$3,886	$3,565,832	0.1%
Specialty Insurance
2016	$419,629	$8,276	$—	$411,353	0.0%
2015	$388,973	$8,709	$—	$380,264	0.0%
2014	$363,044	$9,232	$—	$353,812	0.0%

SCHEDULE V

1 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2016

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$31,552	$5,208	$—	$6,575	(A)	$30,185
Reserve for known and incurred but not reported claims:
Consolidated	$983,880	$488,601	$16,381	$462,999	(B)	$1,025,863
Reserve deducted from notes receivable:
Consolidated	$2,275	$162	$—	$324		$2,113
Reserve deducted from deferred income taxes:
Consolidated	$6,729	$1,516	$—	$196		$8,049

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

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of December 31, 2016, the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that assessment under the framework in Internal Control—Integrated Framework (2013), management determined that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements provided in Item 8, above, has issued a report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

The information required by Items 10 through 14 of this report is expected to be set forth in the sections entitled “Information Regarding the Nominees for Election,” “Information Regarding the Other Incumbent Directors,” “Election of Class I Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Board and Committee Meetings,” “Executive Compensation,” “Compensation Discussion and Analysis,” “2016 Director Compensation,” “Codes of Ethics,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Securities Authorized for Issuance under Equity Compensation Plans,” “Who are the largest principal stockholders outside of management?,” “Security Ownership of Management,” “Principal Accounting Fees and Services” “Policy on Audit Committee Pre-approval of Audit and Permissible Nonaudit Services of Independent Auditor,” “Transactions with Management and Others” and “Independence of Directors” in the Company’s definitive proxy statement, and is hereby incorporated in this report and made a part hereof by reference. If the definitive proxy statement is not filed within 120 days after the close of the fiscal year, the Company will file an amendment to this Annual Report on Form 10-K to include the information required by Items 10 through 14.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a	)	1. & 2.	Financial Statements and Financial Statement Schedules
The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 50 in Item 8 of Part II of this report.
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
Date: February 17, 2017
By	/S/ MARK E. SEATON
Mark E. Seaton
Chief Financial Officer
(Principal Financial Officer)
Date: February 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DENNIS J. GILMORE Dennis J. Gilmore	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2017

/S/ Mark E. Seaton Mark E. Seaton	Chief Financial Officer (Principal Financial Officer)	February 17, 2017

/S/ Matthew F. Wajner Matthew F. Wajner	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2017

/S/ PARKER S. KENNEDY Parker S. Kennedy	Chairman of the Board of Directors	February 17, 2017

/S/ JAMES L. DOTI James L. Doti	Director	February 17, 2017

/S/ MARGARET M. MCCARTHY Margaret M. McCarthy	Director	February 17, 2017

/S/ MICHAEL D. MCKEE Michael D. McKee	Director	February 17, 2017

/S/ THOMAS V. MCKERNAN Thomas V. McKernan	Director	February 17, 2017

/S/ Mark C. Oman Mark C. Oman	Director	February 17, 2017

/S/ VIRGINIA M. UEBERROTH Virginia M. Ueberroth	Director	February 17, 2017

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2010.

3.2	Amended and Restated Bylaws of First American Financial Corporation, effective as of February 20, 2015.	Incorporated by reference herein to Exhibit 3.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

4.1	Indenture, dated as of January 24, 2013, between First American Financial Corporation and U.S. Bank National Association, as trustee.	Incorporated by reference herein to Exhibit 4.1 to the Form S-3ASR filed January 24, 2013.

4.2	First Supplemental Indenture, dated as of January 29, 2013, between First American Financial Corporation and U.S. Bank National Association.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K dated January 29, 2013.

4.3	Second Supplemental Indenture, dated as of November 10, 2014, between First American Financial Corporation and U.S. Bank National Association.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K dated November 10, 2014.

4.4	Form of 4.30% Senior Notes due 2023.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K dated January 29, 2013.

4.5	Form of 4.60% Senior Notes due 2024.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K dated November 10, 2014.

10.1	Separation and Distribution Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K dated June 1, 2010.

10.2	Amended and Restated Credit Agreement dated as of May 14, 2014, among First American Financial Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.3	Tax Sharing Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K dated June 1, 2010.

*10.4	First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Incorporated by reference herein to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.4.1	Amendment No. 1, dated January 21, 2015, to First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Incorporated by reference herein to Exhibit 10.5.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*10.5	First American Financial Corporation Deferred Compensation Plan, amended and restated effective as of January 1, 2012.	Incorporated by reference herein to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2011.

*10.5.1	First Amendment, effective July 1, 2015, to First American Financial Corporation Deferred Compensation Plan, amended and restated effective as of January 1, 2012.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

Exhibit No.	Description	Location
*10.6	First American Financial Corporation 2010 Incentive Compensation Plan, effective May 28, 2010, amended and restated effective as of January 18, 2017.	Attached.

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

Incorporated by reference herein to Exhibit 10.6.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

*10.6.4

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 17, 2017.

Attached.

*10.6.5	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 15, 2013.	Incorporated by reference herein to Exhibit 10.7.10 to the Annual Report on Form 10-K for the year ended December 31, 2012.

*10.6.6	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 14, 2014.	Incorporated by reference herein to Exhibit 10.7.12 to the Annual Report on Form 10-K for the year ended December 31, 2013.

*10.6.7	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 21, 2015.	Incorporated by reference herein to Exhibit 10.7.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*10.6.8	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 19, 2016.	Incorporated by reference herein to Exhibit 10.6.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

*10.6.9	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 17, 2017.	Attached.

*10.6.10	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 14, 2014.	Incorporated by reference herein to Exhibit 10.7.14 to the Annual Report on Form 10-K for the year ended December 31, 2013.

*10.6.11	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 21, 2015.	Incorporated by reference herein to Exhibit 10.7.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*10.6.12	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 19, 2016.	Incorporated by reference herein to Exhibit 10.6.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

*10.6.13	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 17, 2017.	Attached.

Exhibit No.	Description	Location

*10.7	Employment Agreement, dated December 12, 2016, between First American Financial Corporation and Dennis J. Gilmore.	Attached.

*10.8	Employment Agreement, dated December 12, 2016, between First American Financial Corporation and Kenneth D. DeGiorgio.	Attached

*10.9	Employment Agreement, dated December 12, 2016, between First American Financial Corporation and Christopher M. Leavell.	Attached

*10.10	Employment Agreement, dated December 12, 2016, between First American Financial Corporation and Mark E. Seaton.	Attached

*10.11	First American Financial Corporation Form of Amended and Restated Change in Control Agreement effective as of December 31, 2010.	Incorporated by reference herein to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(21)	Subsidiaries of the registrant.	Attached.

(23)	Consent of Independent Registered Public Accounting Firm.	Attached.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934.	Attached.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.