Form 10-Q
period 2017-03-31
First American Financial Corp
filed 2017-04-27
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  1

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 1

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

On April 21, 2017, there were 110,530,171 shares of common stock outstanding.

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	CHANGES IN APPLICABLE LAWS AND GOVERNMENT REGULATIONS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	USE OF SOCIAL MEDIA BY THE COMPANY AND OTHER PARTIES;
•	REGULATION OF TITLE INSURANCE RATES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MANAGEMENT FRAMEWORK;
•	SYSTEMS DAMAGE, FAILURES, INTERRUPTIONS AND INTRUSIONS, OR UNAUTHORIZED DATA DISCLOSURES;
•	ERRORS AND FRAUD INVOLVING THE TRANSFER OF FUNDS;
•	THE COMPANY’S USE OF A GLOBAL WORKFORCE;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS;
•	INABILITY TO REALIZE THE BENEFITS OF, AND CHALLENGES ARISING FROM, THE COMPANY’S ACQUISITION STRATEGY; AND

•	OTHER FACTORS DESCRIBED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN ITEM 1A OF PART II.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$1,047,467	$1,006,138
Accounts and accrued income receivable, net	303,475	299,799
Income taxes receivable	7,245	67,970
Investments:
Deposits with banks	21,974	21,222
Debt securities, includes pledged securities of $112,210 and $110,647	4,584,092	4,553,363
Equity securities	417,623	404,085
Other investments	159,220	162,029
	5,182,909	5,140,699
Property and equipment, net	428,979	434,050
Title plants and other indexes	568,596	564,309
Deferred income taxes	20,037	20,037
Goodwill	1,017,377	1,017,417
Other intangible assets, net	78,410	78,898
Other assets	219,941	202,460
	$8,874,436	$8,831,777
Liabilities and Equity
Deposits	$2,882,812	$2,779,478
Accounts payable and accrued liabilities	675,765	793,955
Deferred revenue	217,122	228,905
Reserve for known and incurred but not reported claims	1,013,465	1,025,863
Income taxes payable	29,980	10,376
Deferred income taxes	242,158	242,158
Notes and contracts payable	735,549	736,693
	5,796,851	5,817,428
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—110,528 shares and 109,944 shares	1	1
Additional paid-in capital	2,203,710	2,191,756
Retained earnings	1,066,740	1,046,822
Accumulated other comprehensive loss	(197,989)	(230,400)
Total stockholders’ equity	3,072,462	3,008,179
Noncontrolling interests	5,123	6,170
Total equity	3,077,585	3,014,349
	$8,874,436	$8,831,777

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues
Direct premiums and escrow fees	$527,009	$501,914
Agent premiums	574,582	512,245
Information and other	182,509	155,077
Net investment income	33,040	27,370
Net realized investment (losses) gains	(97)	5,106
	1,317,043	1,201,712
Expenses
Personnel costs	415,130	382,712
Premiums retained by agents	453,926	405,039
Other operating expenses	207,409	186,675
Provision for policy losses and other claims	102,388	107,098
Depreciation and amortization	30,147	22,420
Premium taxes	15,448	14,377
Interest	8,715	7,799
	1,233,163	1,126,120
Income before income taxes	83,880	75,592
Income taxes	25,811	22,920
Net income	58,069	52,672
Less: Net (loss) income attributable to noncontrolling interests	(213)	171
Net income attributable to the Company	$58,282	$52,501
Net income per share attributable to the Company’s stockholders (Note 8):
Basic	$0.52	$0.48
Diluted	$0.52	$0.47
Cash dividends declared per share	$0.34	$0.26
Weighted-average common shares outstanding (Note 8):
Basic	111,179	110,149
Diluted	111,822	110,670

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$58,069	$52,672
Other comprehensive income (loss), net of tax:
Unrealized gains on securities	25,451	31,827
Foreign currency translation adjustment	3,434	12,104
Pension benefit adjustment	3,533	3,596
Total other comprehensive income (loss), net of tax	32,418	47,527
Comprehensive income	90,487	100,199
Less: Comprehensive (loss) income attributable to noncontrolling interests	(206)	217
Comprehensive income attributable to the Company	$90,693	$99,982

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2016	109,944	$1	$2,191,756	$1,046,822	$(230,400)	$3,008,179	$6,170	$3,014,349
Net income for three months ended March 31, 2017	—	—	—	58,282	—	58,282	(213)	58,069
Dividends on common shares	—	—	—	(37,495)	—	(37,495)	—	(37,495)
Shares issued in connection with share-based compensation plans	584	—	(5,078)	(869)	—	(5,947)	—	(5,947)
Share-based compensation	—	—	17,032	—	—	17,032	—	17,032
Net activity related to noncontrolling interests	—	—	—	—	—	—	(841)	(841)
Other comprehensive income (Note 12)	—	—	—	—	32,411	32,411	7	32,418
Balance at March 31, 2017	110,528	$1	$2,203,710	$1,066,740	$(197,989)	$3,072,462	$5,123	$3,077,585

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$58,069	$52,672
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Provision for policy losses and other claims	102,388	107,098
Depreciation and amortization	30,147	22,420
Amortization of premiums and accretion of discounts on debt securities, net	9,427	6,477
Excess tax benefits from share-based compensation	—	(2,607)
Net realized investment losses (gains)	97	(5,106)
Share-based compensation	17,032	15,858
Equity in earnings of affiliates, net	(1,644)	(894)
Dividends from equity method investments	3,612	2,723
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(114,014)	(114,009)
Net change in income tax accounts	64,170	(9,622)
Decrease (increase) in accounts and accrued income receivable	714	(1,374)
Decrease in accounts payable and accrued liabilities	(137,320)	(123,039)
Decrease in deferred revenue	(11,812)	(11,204)
Other, net	(14,806)	4,235
Cash provided by (used for) operating activities	6,060	(56,372)
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	250	(700)
Net (increase) decrease in deposits with banks	(164)	353
Purchases of debt and equity securities	(341,974)	(282,980)
Proceeds from sales of debt and equity securities	201,923	74,317
Proceeds from maturities of debt securities	145,316	206,918
Net change in other investments	840	(604)
Capital expenditures	(29,903)	(29,858)
Proceeds from sales of property and equipment	8	8,795
Cash used for investing activities	(23,704)	(23,759)
Cash flows from financing activities:
Net change in deposits	103,334	59,917
Repayment of debt	(1,323)	(1,028)
Net activity related to noncontrolling interests	(853)	(744)
Excess tax benefits from share-based compensation	—	2,607
Net payments in connection with share-based compensation plans	(5,947)	(4,751)
Purchase of Company shares	—	(454)
Cash dividends	(37,495)	(28,410)
Cash provided by financing activities	57,716	27,137
Effect of exchange rate changes on cash	1,257	1,556
Net increase (decrease) in cash and cash equivalents	41,329	(51,438)
Cash and cash equivalents—Beginning of period	1,006,138	1,027,321
Cash and cash equivalents—End of period	$1,047,467	$975,883
Supplemental information:
Cash paid (received) during the period for:
Interest	$7,594	$6,507
Premium taxes	$28,739	$27,855
Income taxes	$4,211	$32,901
Income tax refunds	$(42,575)	$(361)

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial information included in this report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. All material intercompany transactions and balances have been eliminated upon consolidation.

Recently Adopted Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016.  The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued updated guidance intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification on the statement of cash flows.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016.  While the adoption of this guidance did have an impact on the Company’s effective income tax rate for 2017, it did not have a material impact on the Company’s condensed consolidated financial statements.  See Note 7 Income Taxes for further discussion of the Company’s effective income tax rates.  Beginning in 2017, excess tax benefits from share-based compensation are presented in the condensed consolidated statements of cash flows in cash flows from operating activities within net change in income tax accounts.

In March 2016, the FASB issued updated guidance intended to simplify the accounting treatment for investments that become qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016.  The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

Pending Accounting Pronouncements

In March 2017, the FASB issued updated guidance to amend the amortization period for certain purchased callable debt securities held at a premium to shorten the amortization period for the premium to the earliest call date.  The updated guidance is intended to more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities, and is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In March 2017, the FASB issued updated guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost through the disaggregation of the service cost component from the other components of net benefit cost.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

In January 2017, the FASB issued updated guidance intended to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under the updated guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized limited to the total amount of goodwill allocated to that reporting unit.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In January 2017, the FASB issued updated guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

In August 2016, the FASB issued updated guidance intended to eliminate the diversity in practice regarding the presentation and classification of certain cash receipts and cash payments in the statement of cash flows.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated statements of cash flows.

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

In February 2016, the FASB issued updated guidance that requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-of-use asset and a liability to make lease payments and disclose key information about leasing arrangements.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  While the Company is currently evaluating the impact the new guidance will have on its condensed consolidated financial statements, the Company expects the adoption of the new guidance will result in a material increase in the assets and liabilities on its condensed consolidated balance sheets and will likely have an insignificant impact on its condensed consolidated statements of income and statements of cash flows.

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

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets.  The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of recognition. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  Revenue from insurance contracts is not within the scope of this guidance.  In August 2015, the FASB issued updated guidance which defers the effective date of this guidance by one year.  In 2016, the FASB issued additional updates to the new guidance primarily to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, accounting for licenses of intellectual property, and to provide narrow-scope improvements and additional practical expedients.  In February 2017, the FASB issued an additional update to the new guidance to clarify the scope of derecognition guidance for nonfinancial assets and to provide guidance for partial sales of nonfinancial assets.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption prohibited. The Company expects to adopt the new guidance under the modified retrospective approach and, based on a preliminary assessment, does not expect the new guidance to have a material impact on its condensed consolidated financial statements.

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $6.8 billion at March 31, 2017 and December 31, 2016, of which $2.7 billion and $2.6 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.3 billion and $3.2 billion at March 31, 2017 and December 31, 2016, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.3 billion and $2.0 billion at March 31, 2017 and December 31, 2016, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Note 3 – Debt and Equity Securities

Investments in debt securities, classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		Gains	Losses
March 31, 2017
U.S. Treasury bonds	$166,012	$589	$(1,999)	$164,602
Municipal bonds	1,022,337	8,817	(21,068)	1,010,086
Foreign government bonds	136,763	690	(1,031)	136,422
Governmental agency bonds	199,379	799	(3,852)	196,326
Governmental agency mortgage-backed securities	2,152,814	3,543	(22,028)	2,134,329
U.S. corporate debt securities	694,145	9,205	(4,514)	698,836
Foreign corporate debt securities	240,526	3,630	(665)	243,491
	$4,611,976	$27,273	$(55,157)	$4,584,092
December 31, 2016
U.S. Treasury bonds	$155,441	$416	$(4,466)	$151,391
Municipal bonds	1,004,659	6,340	(26,666)	984,333
Foreign government bonds	141,887	600	(2,439)	140,048
Governmental agency bonds	197,343	691	(4,166)	193,868
Governmental agency mortgage-backed securities	2,187,482	2,983	(26,792)	2,163,673
U.S. corporate debt securities	675,683	8,282	(5,441)	678,524
Foreign corporate debt securities	240,526	2,490	(1,490)	241,526
	$4,603,021	$21,802	$(71,460)	$4,553,363

Investments in equity securities, classified as available-for-sale, are as follows:

	Cost	Gross unrealized		Estimated fair value
(in thousands)		Gains	Losses
March 31, 2017
Preferred stocks	$19,031	$—	$(1,732)	$17,299
Common stocks	362,743	39,130	(1,549)	400,324
	$381,774	$39,130	$(3,281)	$417,623
December 31, 2016
Preferred stocks	$18,926	$—	$(3,344)	$15,582
Common stocks	367,169	26,034	(4,700)	388,503
	$386,095	$26,034	$(8,044)	$404,085

Sales of debt and equity securities resulted in realized gains of $3.4 million and $1.0 million and realized losses of $3.3 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Gross unrealized losses on investments in debt and equity securities are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2017
Debt securities:
U.S. Treasury bonds	$101,603	$(1,999)	$—	$—	$101,603	$(1,999)
Municipal bonds	502,408	(20,827)	19,279	(241)	521,687	(21,068)
Foreign government bonds	35,326	(995)	356	(36)	35,682	(1,031)
Governmental agency bonds	148,314	(3,852)	—	—	148,314	(3,852)
Governmental agency mortgage-backed securities	1,116,770	(15,302)	437,981	(6,726)	1,554,751	(22,028)
U.S. corporate debt securities	166,418	(3,810)	18,903	(704)	185,321	(4,514)
Foreign corporate debt securities	48,175	(523)	2,081	(142)	50,256	(665)
Total debt securities	2,119,014	(47,308)	478,600	(7,849)	2,597,614	(55,157)
Equity securities	30,728	(739)	61,083	(2,542)	91,811	(3,281)
Total	$2,149,742	$(48,047)	$539,683	$(10,391)	$2,689,425	$(58,438)
December 31, 2016
Debt securities:
U.S. Treasury bonds	$111,748	$(4,466)	$—	$—	$111,748	$(4,466)
Municipal bonds	635,531	(26,317)	16,485	(349)	652,016	(26,666)
Foreign government bonds	63,044	(2,371)	324	(68)	63,368	(2,439)
Governmental agency bonds	148,112	(4,166)	—	—	148,112	(4,166)
Governmental agency mortgage-backed securities	1,295,790	(19,097)	432,349	(7,695)	1,728,139	(26,792)
U.S. corporate debt securities	193,533	(4,560)	24,499	(881)	218,032	(5,441)
Foreign corporate debt securities	78,658	(1,150)	8,154	(340)	86,812	(1,490)
Total debt securities	2,526,416	(62,127)	481,811	(9,333)	3,008,227	(71,460)
Equity securities	70,261	(1,173)	59,019	(6,871)	129,280	(8,044)
Total	$2,596,677	$(63,300)	$540,830	$(16,204)	$3,137,507	$(79,504)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at March 31, 2017, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$48,382	$46,305	$27,408	$43,917	$166,012
Estimated fair value	$48,345	$46,208	$27,342	$42,707	$164,602
Municipal bonds
Amortized cost	$53,829	$326,434	$246,075	$395,999	$1,022,337
Estimated fair value	$53,912	$328,993	$246,199	$380,982	$1,010,086
Foreign government bonds
Amortized cost	$14,386	$98,459	$7,630	$16,288	$136,763
Estimated fair value	$14,483	$98,871	$7,695	$15,373	$136,422
Governmental agency bonds
Amortized cost	$12,247	$91,982	$57,142	$38,008	$199,379
Estimated fair value	$12,242	$90,961	$56,417	$36,706	$196,326
U.S. corporate debt securities
Amortized cost	$29,515	$283,343	$313,183	$68,104	$694,145
Estimated fair value	$29,588	$286,375	$314,884	$67,989	$698,836
Foreign corporate debt securities
Amortized cost	$10,884	$111,646	$104,708	$13,288	$240,526
Estimated fair value	$10,918	$112,729	$105,969	$13,875	$243,491
Total debt securities excluding mortgage-backed securities
Amortized cost	$169,243	$958,169	$756,146	$575,604	$2,459,162
Estimated fair value	$169,488	$964,137	$758,506	$557,632	$2,449,763
Total mortgage-backed securities
Amortized cost					$2,152,814
Estimated fair value					$2,134,329
Total debt securities
Amortized cost					$4,611,976
Estimated fair value					$4,584,092

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity because borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the investment portfolio at March 31, 2017, by credit rating, is as follows:

	A- Ratings or higher		BBB+ to BBB- Ratings		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
March 31, 2017
Debt securities:
U.S. Treasury bonds	$164,602	100.0	$—	—	$—	—	$164,602	100.0
Municipal bonds	948,633	93.9	56,451	5.6	5,002	0.5	1,010,086	100.0
Foreign government bonds	117,894	86.5	13,966	10.2	4,562	3.3	136,422	100.0
Governmental agency bonds	196,326	100.0	—	—	—	—	196,326	100.0
Governmental agency mortgage-backed securities	2,134,329	100.0	—	—	—	—	2,134,329	100.0
U.S. corporate debt securities	236,126	33.8	235,950	33.8	226,760	32.4	698,836	100.0
Foreign corporate debt securities	115,718	47.6	86,803	35.6	40,970	16.8	243,491	100.0
Total debt securities	3,913,628	85.4	393,170	8.6	277,294	6.0	4,584,092	100.0
Preferred stocks	—	—	10,048	58.1	7,251	41.9	17,299	100.0
Total	$3,913,628	85.0	$403,218	8.8	$284,545	6.2	$4,601,391	100.0

As of March 31, 2017, the estimated fair value of total debt securities included $151.7 million of bank loans, of which $142.7 million was non-investment grade; $115.2 million of high yield corporate debt securities, all of which was non-investment grade; and $93.8 million of emerging market debt securities, of which $14.4 million was non-investment grade.

The composition of the investment portfolio in an unrealized loss position at March 31, 2017, by credit rating, is as follows:

	A- Ratings or higher		BBB+ to BBB- Ratings		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
March 31, 2017
Debt securities:
U.S. Treasury bonds	$101,603	100.0	$—	—	$—	—	$101,603	100.0
Municipal bonds	479,317	91.8	37,368	7.2	5,002	1.0	521,687	100.0
Foreign government bonds	19,233	53.9	13,010	36.5	3,439	9.6	35,682	100.0
Governmental agency bonds	148,314	100.0	—	—	—	—	148,314	100.0
Governmental agency mortgage-backed securities	1,554,751	100.0	—	—	—	—	1,554,751	100.0
U.S. corporate debt securities	64,826	35.0	75,090	40.5	45,405	24.5	185,321	100.0
Foreign corporate debt securities	19,805	39.4	23,102	46.0	7,349	14.6	50,256	100.0
Total debt securities	2,387,849	91.9	148,570	5.7	61,195	2.4	2,597,614	100.0
Preferred stocks	—	—	10,048	58.1	7,251	41.9	17,299	100.0
Total	$2,387,849	91.3	$158,618	6.1	$68,446	2.6	$2,614,913	100.0

As of March 31, 2017, the estimated fair value of total debt securities in an unrealized loss position included $22.4 million of bank loans, of which $22.1 million was non-investment grade; $29.7 million of high yield corporate debt securities, all of which was non-investment grade; and $29.9 million of emerging market debt securities, of which $4.4 million was non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 4 – Goodwill

A summary of the changes in the carrying amount of goodwill, by operating segment, for the three months ended March 31, 2017, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2016	$970,652	$46,765	$1,017,417
Foreign currency translation	581	—	581
Other adjustments	(621)	—	(621)
Balance as of March 31, 2017	$970,612	$46,765	$1,017,377

The Company’s four reporting units for purposes of assessing impairment are title insurance, home warranty, property and casualty insurance and trust and other services. During the three months ended March 31, 2017 there were no triggering events that would require an impairment analysis.

Note 5 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	March 31, 2017	December 31, 2016
Finite-lived intangible assets:
Customer relationships	$117,098	$118,298
Noncompete agreements	30,362	30,332
Trademarks	10,800	10,097
Internal-use software licenses	23,045	16,580
Patents	2,840	2,840
	184,145	178,147
Accumulated amortization	(122,619)	(116,133)
	61,526	62,014
Indefinite-lived intangible assets:
Licenses	16,884	16,884
	$78,410	$78,898

Amortization expense for finite-lived intangible assets was $6.2 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2017	$17,013
2018	$11,298
2019	$8,556
2020	$4,940
2021	$3,092
2022	$2,463

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 6 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Three months ended March 31,
(in thousands)	2017	2016
Balance at beginning of period	$1,025,863	$983,880
Provision related to:
Current year	99,408	100,587
Prior years	2,980	6,511
	102,388	107,098
Payments, net of recoveries, related to:
Current year	30,610	30,230
Prior years	83,404	83,779
	114,014	114,009
Other	(772)	6,705
Balance at end of period	$1,013,465	$983,674

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% and 5.5% for the three months ended March 31, 2017 and 2016, respectively.  The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years. The first quarter of 2016 rate of 5.5% reflected the ultimate loss rate of 5.0% for the 2016 policy year and a $4.7 million net increase in the loss reserve estimates for prior policy years.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	March 31, 2017		December 31, 2016
Known title claims	$72,759	7.2%	$83,805	8.1%
Incurred but not reported claims	886,693	87.5%	888,126	86.6%
Total title claims	959,452	94.7%	971,931	94.7%
Non-title claims	54,013	5.3%	53,932	5.3%
Total loss reserves	$1,013,465	100.0%	$1,025,863	100.0%

Note 7 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 30.8% and 30.3% for the three months ended March 31, 2017 and 2016, respectively. The effective tax rates differ from the statutory federal rate of 35% primarily due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contributions to pretax income and changes in the ratio of permanent differences to income before income taxes. The effective tax rate for 2017 also reflects the adoption of new accounting guidance related to the accounting for share-based payment transactions, which requires, among other items, that all excess tax benefits and tax deficiencies associated with share-based payment transactions be recorded in income tax expense rather than in additional paid-in capital, as previously required.  The impact of adopting this guidance was a reduction in income tax expense of $2.4 million for the three months ended March 31, 2017.  See Note 1 Basis of Condensed Consolidated Financial Statements for further discussion of the new guidance.  The 2016 effective tax rate reflects the resolution of certain tax authority examinations and tax credits claimed in current and prior years.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

In connection with the Company’s June 2010 spin-off from its prior parent, which subsequently assumed the name CoreLogic, Inc. (“CoreLogic”), it entered into a tax sharing agreement which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At March 31, 2017 and December 31, 2016, the Company had a net payable to CoreLogic of $16.2 million and $16.3 million, respectively, related to tax matters prior to the spin-off. This amount is included in the Company’s condensed consolidated balance sheets in accounts payable and accrued liabilities. The decrease during the current year was primarily due to the adjustment of tax positions for years prior to the spin-off.

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

As of March 31, 2017 and December 31, 2016, the liability for income taxes associated with uncertain tax positions was $18.3 million and $18.1 million, respectively. The net increase in the liability during 2017 was primarily attributable to reserves for tax positions taken by the Company. As of March 31, 2017 and December 31, 2016, the liability could be reduced by $5.7 million due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes. The net amounts of $12.6 million and $12.4 million as of March 31, 2017 and December 31, 2016, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2017 and December 31, 2016, the Company had accrued $4.2 million and $4.1  million, respectively, of interest and penalties (net of tax benefits of $1.9 million and $1.8 million, respectively) related to uncertain tax positions.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 8 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2017	2016
Numerator
Net income attributable to the Company	$58,282	$52,501
Denominator
Basic weighted-average shares	111,179	110,149
Effect of dilutive employee stock options and restricted stock units (“RSUs”)	643	521
Diluted weighted-average shares	111,822	110,670
Net income per share attributable to the Company’s stockholders
Basic	$0.52	$0.48
Diluted	$0.52	$0.47

For the three months ended March 31, 2017 and 2016, 131 thousand RSUs and 119 thousand RSUs, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

Note 9 – Employee Benefit Plans

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	Three Months Ended March 31,
(in thousands)	2017	2016
Expense:
Service costs	$184	$261
Interest costs	4,641	5,964
Expected return on plan assets	(2,370)	(3,094)
Amortization of net actuarial loss	6,933	7,037
Amortization of prior service credit	(1,211)	(1,211)
	$8,177	$8,957

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

The pension plans offer participants annuity payments based on a number of factors and, for certain participants, an alternative lump sum distribution option.  During 2016, the Company offered the lump sum distributions to certain participants, which were settled by the pension plans in the fourth quarter.  The Company made additional cash contributions in 2016 of $84.8 million above scheduled amounts and recognized $66.3 million in settlement costs during the fourth quarter of 2016 related to distributions of pension plan assets totaling $127.2 million to participants electing lump sum payments.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company made cash contributions of $34.0 million in March 2017 to fully fund its pension obligation and expects the transfer of its remaining liabilities related to the pension plans to be completed in the second quarter of 2017.  Upon completion, the Company expects to recognize $159 million of pension expense in the condensed consolidated statements of income.

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of March 31, 2017 and December 31, 2016:

(in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2017
Assets:
Debt securities:
U.S. Treasury bonds	$164,602	$—	$164,602	$—
Municipal bonds	1,010,086	—	1,010,086	—
Foreign government bonds	136,422	—	136,422	—
Governmental agency bonds	196,326	—	196,326	—
Governmental agency mortgage-backed securities	2,134,329	—	2,134,329	—
U.S. corporate debt securities	698,836	—	685,402	13,434
Foreign corporate debt securities	243,491	—	240,629	2,862
	4,584,092	—	4,567,796	16,296
Equity securities:
Preferred stocks	17,299	17,299	—	—
Common stocks	400,324	400,324	—	—
	417,623	417,623	—	—
Total assets	$5,001,715	$417,623	$4,567,796	$16,296

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2016
Assets:
Debt securities:
U.S. Treasury bonds	$151,391	$—	$151,391	$—
Municipal bonds	984,333	—	984,333	—
Foreign government bonds	140,048	—	140,048	—
Governmental agency bonds	193,868	—	193,868	—
Governmental agency mortgage-backed securities	2,163,673	—	2,163,673	—
U.S. corporate debt securities	678,524	—	631,859	46,665
Foreign corporate debt securities	241,526	—	235,258	6,268
	4,553,363	—	4,500,430	52,933
Equity securities:
Preferred stocks	15,582	15,582	—	—
Common stocks	388,503	388,503	—	—
	404,085	404,085	—	—
Total assets	$4,957,448	$404,085	$4,500,430	$52,933

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2017 and 2016. Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  For the three months ended March 31, 2017 and 2016, transfers between Level 2 and Level 3 were based on market liquidity and related transparency of pricing and associated observable inputs for certain of the Company’s corporate debt securities. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three months ended March 31, 2017 and 2016:

	March 31, 2017			March 31, 2016
(in thousands)	U.S. corporate debt securities	Foreign corporate debt securities	Total	U.S. corporate debt securities	Foreign corporate debt securities	Total
Fair value at beginning of period	$46,665	$6,268	$52,933	$43,567	$6,572	$50,139
Transfers into Level 3	1,715	224	1,939	1,997	415	2,412
Transfers out of Level 3	(33,174)	(3,485)	(36,659)	(32,153)	(3,646)	(35,799)
Net realized and unrealized gains (losses):
Included in earnings	29	5	34	(59)	(21)	(80)
Included in other comprehensive income (loss)	(114)	(17)	(131)	432	(56)	376
Purchases	3,958	1,223	5,181	3,282	—	3,282
Sales	(722)	(255)	(977)	(1,374)	(849)	(2,223)
Settlements	(4,923)	(1,101)	(6,024)	(699)	(1,083)	(1,782)
Fair value at end of period	$13,434	$2,862	$16,296	$14,993	$1,332	$16,325

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of March 31, 2017 and December 31, 2016:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
March 31, 2017
Assets:
Cash and cash equivalents	$1,047,467	$1,047,467	$1,047,467	$—	$—
Deposits with banks	$21,974	$21,919	$547	$21,372	$—
Notes receivable, net	$6,796	$6,558	$—	$—	$6,558
Liabilities:
Deposits	$2,882,812	$2,882,812	$2,882,812	$—	$—
Notes and contracts payable	$735,549	$746,880	$—	$742,243	$4,637

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2016
Assets:
Cash and cash equivalents	$1,006,138	$1,006,138	$1,006,138	$—	$—
Deposits with banks	$21,222	$21,176	$1,017	$20,159	$—
Notes receivable, net	$7,799	$7,542	$—	$—	$7,542
Liabilities:
Deposits	$2,779,478	$2,779,478	$2,779,478	$—	$—
Notes and contracts payable	$736,693	$734,812	$—	$729,658	$5,154

Note 11 – Share-Based Compensation

The following table presents compensation expense associated with the Company’s share-based compensation plans:

	Three Months Ended March 31,
(in thousands)	2017	2016
Expense:
RSUs	$16,014	$14,981
Stock options	67	67
Employee stock purchase plan	951	810
	$17,032	$15,858

The following table summarizes RSU activity for the three months ended March 31, 2017:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2016	1,510	$33.38
Granted during 2017	828	$39.27
Vested during 2017	(787)	$34.26
Forfeited during 2017	(7)	$33.16
RSUs unvested at March 31, 2017	1,544	$36.09

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 12 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the three months ended March 31, 2017:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2016	$(26,760)	$(63,576)	$(140,057)	$(230,393)
Change in unrealized gains (losses) on securities	39,632	—	—	39,632
Change in foreign currency translation adjustment	—	3,434	—	3,434
Amortization of net actuarial loss	—	—	6,933	6,933
Amortization of prior service credit	—	—	(1,211)	(1,211)
Tax effect	(14,181)	—	(2,189)	(16,370)
Balance at March 31, 2017	$(1,309)	$(60,142)	$(136,524)	$(197,975)
Allocated to the Company	$(1,323)	$(60,142)	$(136,524)	$(197,989)
Allocated to noncontrolling interests	14	—	—	14
Balance at March 31, 2017	$(1,309)	$(60,142)	$(136,524)	$(197,975)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2017 and 2016:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended March 31, 2017
Pretax change before reclassifications	$39,624	$3,434	$—	$43,058
Reclassifications out of AOCI	8	—	5,722	5,730
Tax effect	(14,181)	—	(2,189)	(16,370)
Total other comprehensive income (loss), net of tax	$25,451	$3,434	$3,533	$32,418
Three Months Ended March 31, 2016
Pretax change before reclassifications	$49,794	$12,104	$—	$61,898
Reclassifications out of AOCI	2,099	—	5,826	7,925
Tax effect	(20,066)	—	(2,230)	(22,296)
Total other comprehensive income (loss), net of tax	$31,827	$12,104	$3,596	$47,527

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the effect of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Amounts reclassified from AOCI
	Three Months Ended March 31,		Affected line items in the condensed
(in thousands)	2017	2016	consolidated statements of income
Unrealized gains (losses) on securities:
Net realized gains (losses) on sales of securities	$(8)	$(1,614)	Net realized investment (losses) gains
Net other-than-temporary impairment losses	—	(485)	Net realized investment (losses) gains
Pretax total	$(8)	$(2,099)
Tax effect	$3	$812
Pension benefit adjustment:
Amortization of net actuarial loss	$(6,933)	$(7,037)	(1)
Amortization of prior service credit	1,211	1,211	(1)
Pretax total	$(5,722)	$(5,826)
Tax effect	$2,189	$2,230

(1)	These components of AOCI are included in the computation of net periodic cost. See Note 9 Employee Benefit Plans for additional details.

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

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended March 31, 2017:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,202,948	$98,245	$28,552	$30,393
Specialty Insurance	110,265	10,039	1,551	1,173
Corporate	4,117	(24,404)	44	—
Eliminations	(287)	—	—	—
	$1,317,043	$83,880	$30,147	$31,566

For the three months ended March 31, 2016:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,098,470	$87,675	$21,076	$28,243
Specialty Insurance	103,040	12,243	1,248	1,615
Corporate	208	(24,326)	96	—
Eliminations	(6)	—	—	—
	$1,201,712	$75,592	$22,420	$29,858

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the Company’s critical accounting estimates since the filing of its Annual Report on Form 10-K for the year ended December 31, 2016. A summary of the Company’s accounting policies that it considers to be the most dependent on the application of estimates and assumptions can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Adopted Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016.  The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued updated guidance intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification on the statement of cash flows.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016.  While the adoption of this guidance did have an impact on the Company’s effective income tax rate for 2017, it did not have a material impact on the Company’s condensed consolidated financial statements.  See Note 7 Income Taxes to the condensed consolidated financial statements for further discussion of the Company’s effective income tax rates. Beginning in 2017, excess tax benefits from share-based compensation are presented in the condensed consolidated statements of cash flows in cash flows from operating activities within net change in income tax accounts.

In March 2016, the FASB issued updated guidance intended to simplify the accounting treatment for investments that become qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016.  The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

Pending Accounting Pronouncements

In March 2017, the FASB issued updated guidance to amend the amortization period for certain purchased callable debt securities held at a premium to shorten the amortization period for the premium to the earliest call date.  The updated guidance is intended to more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities, and is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In March 2017, the FASB issued updated guidance to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost through the disaggregation of the service cost component from the other components of net benefit cost.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In January 2017, the FASB issued updated guidance intended to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under the updated guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized limited to the total amount of goodwill allocated to that reporting unit.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In January 2017, the FASB issued updated guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

In August 2016, the FASB issued updated guidance intended to eliminate the diversity in practice regarding the presentation and classification of certain cash receipts and cash payments in the statement of cash flows.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated statements of cash flows.

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

In February 2016, the FASB issued updated guidance that requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-of-use asset and a liability to make lease payments and disclose key information about leasing arrangements.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  While the Company is currently evaluating the impact the new guidance will have on its condensed consolidated financial statements, the Company expects the adoption of the new guidance will result in a material increase in the assets and liabilities on its condensed consolidated balance sheets and will likely have an insignificant impact on its condensed consolidated statements of income and statements of cash flows.

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

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets.  The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of recognition.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  Revenue from insurance contracts is not within the scope of this guidance.  In August 2015, the FASB issued updated guidance which defers the effective date of this guidance by one year.  In 2016, the FASB issued additional updates to the new guidance primarily to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, accounting for licenses of intellectual property, and to provide narrow-scope improvements and additional practical expedients.  In February 2017, the FASB issued an additional update to the new guidance to clarify the scope of derecognition guidance for nonfinancial assets and to provide guidance for partial sales of nonfinancial assets.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption prohibited. The Company expects to adopt the new guidance under the modified retrospective approach and, based on a preliminary assessment, does not expect the new guidance to have a material impact on its condensed consolidated financial statements.

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

The Company’s total revenues increased $115.3 million, or 9.6%, in the first quarter of 2017 when compared with the first quarter of 2016.  This increase was primarily attributable to an increase in agent premiums of $62.3 million, or 12.2%; an increase in direct premiums and escrow fees in the title insurance and services segment of $17.9 million, or 4.4%; and an increase in information and other revenues in the title insurance and services segment of $25.8 million, or 16.7%.  Direct premiums and escrow fees from residential purchase and commercial transactions increased $19.9 million and $3.3 million, or 12.6% and 2.3%, respectively, while direct premiums and escrow fees from residential refinance transactions decreased $7.4 million, or 11.3%, in the first quarter of 2017 when compared to the first quarter of 2016.  The increase in information and other revenues was primarily attributable to acquisitions completed during 2016.

According to the Mortgage Bankers Association’s April 18, 2017 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 3.1% in the first quarter of 2017 when compared with the first quarter of 2016. According to the MBA Forecast, the dollar amount of purchase originations increased 14.6% and refinance originations decreased 9.7%. This volume of domestic residential mortgage origination activity in the first quarter of 2017 contributed to a 12.6% increase in direct premiums and escrow fees from domestic residential purchase transactions and an 11.3% decrease in direct premiums and escrow fees from domestic refinance transactions in the first quarter of 2017 when compared to the first quarter of 2016.

During the first quarter of 2017, the level of domestic title orders opened per day by the Company’s direct title operations decreased by 14.3% when compared with the first quarter of 2016.  Residential refinance and commercial open orders per day decreased by 37.3% and 1.1%, respectively, while purchase open orders per day increased by 0.5%.  The sharp decline in residential refinance orders opened per day was attributable to the increase in mortgage interest rates in the first quarter of 2017 when compared to the first quarter of 2016.

In May 2016, the Company terminated its funded defined benefit pension plans.  The transfer of the Company’s remaining liabilities related to the pension plans is proceeding on schedule, with expected completion in the second quarter of 2017.  Upon completion, the Company expects to recognize $159 million of pension expense in the corporate segment.  Once the termination process is complete, the Company estimates an annual reduction of approximately $22 million in personnel costs related to the pension plans within the corporate segment, based on the level of these expenses for the year ended December 31, 2016.  For further discussion of the pension termination see Note 9 Employee Benefit Plans to the condensed consolidated financial statements.

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

Title Insurance and Services

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change
Revenues
Direct premiums and escrow fees	$421,959	$404,039	$17,920	4.4%
Agent premiums	574,582	512,245	62,337	12.2
Information and other	180,035	154,263	25,772	16.7
Net investment income	26,616	24,926	1,690	6.8
Net realized investment (losses) gains	(244)	2,997	(3,241)	(108.1)
	1,202,948	1,098,470	104,478	9.5
Expenses
Personnel costs	384,836	355,080	29,756	8.4
Premiums retained by agents	453,926	405,039	48,887	12.1
Other operating expenses	183,271	165,498	17,773	10.7
Provision for policy losses and other claims	39,861	50,516	(10,655)	(21.1)
Depreciation and amortization	28,552	21,076	7,476	35.5
Premium taxes	13,848	12,941	907	7.0
Interest	409	645	(236)	(36.6)
	1,104,703	1,010,795	93,908	9.3
Income before income taxes	$98,245	$87,675	$10,570	12.1%
Margins	8.2%	8.0%	0.2%	2.5%

Direct premiums and escrow fees were $422.0 million for the three months ended March 31, 2017, an increase of $17.9 million, or 4.4%, when compared with the same period of the prior year. The increase was primarily due to an increase in average revenues per order closed, partially offset by a decrease in domestic title orders closed.  The average revenues per order closed was $2,035 for the three months ended March 31, 2017, an increase of 4.7% when compared with $1,943 for the three months ended March 31, 2016. The quarter over quarter increase in average revenues per order closed was primarily attributable to a shift in the mix of direct revenues generated from lower premium residential refinance products to higher premium residential purchase and commercial products, higher residential real estate values, and premium and fee increases related to residential purchase transactions.  The Company’s direct title operations closed 191,300 domestic title orders during the three months ended March 31, 2017, a decrease of 0.9% when compared with 193,100 domestic title orders closed during the same period of the prior year. Domestic refinance orders closed per day decreased by 14.6%, while domestic residential purchase orders closed per day increased by 4.0%.

Agent premiums were $574.6 million for the three months ended March 31, 2017, an increase of $62.3 million, or 12.2%, when compared with the same period of the prior year.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums.  Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity.  The increase in agent premiums is generally consistent with the 7.6% increase in the Company’s direct premiums and escrow fees in the fourth quarter of 2016 as compared with the fourth quarter of 2015.

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

Information and other revenues were $180.0 million for the three months ended March 31, 2017, an increase of $25.8 million, or 16.7%, when compared with the same period of the prior year.  Excluding the $25.9 million impact of new acquisitions for the three months ended March 31, 2017, adjusted information and other revenues decreased $0.1 million, or were essentially flat, when compared with the same period of the prior year.

Net investment income totaled $26.6 million for the three months ended March 31, 2017, an increase of $1.7 million, or 6.8%, when compared with the same period of the prior year. The increase was primarily attributable to higher interest income from the investment portfolio due to higher average balances and, to a lesser extent, higher average yields in the title insurance and services segment’s debt securities portfolio for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016.

Net realized investment losses totaled $0.2 million for the three months ended March 31, 2017 and were primarily from the sales of debt and equity securities.  Net realized investment gains totaled $3.0 million for the three months ended March 31, 2016 and were primarily from the sales of real estate and certain regional operations, partially offset by losses from the sales of equity securities.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $384.8 million for the three months ended March 31, 2017, an increase of $29.8 million, or 8.4%, when compared with the same period of the prior year.  Excluding the $18.9 million impact of new acquisitions for the three months ended March 31, 2017, adjusted personnel costs increased $10.9 million, or 3.1%, when compared with the same period of the prior year.  The increase, adjusted for the impact of new acquisitions, was primarily attributable to higher salary expense due to an increase in average salaries; higher commission and bonus expense due to higher revenue and profitability; and higher costs associated with the Company’s medical and dental insurance plans; partially offset by a decrease in temporary labor costs and overtime expense.

Agents retained $453.9 million of title premiums generated by agency operations for the three months ended March 31, 2017, which compares with $405.0 million for the same period of the prior year. The percentage of title premiums retained by agents was 79.0% and 79.1% for the three months ended March 31, 2017 and 2016, respectively.

Other operating expenses for the title insurance and services segment were $183.3 million for the three months ended March 31, 2017, an increase of $17.8 million, or 10.7%, when compared with the same period of the prior year.  Excluding the $8.7 million impact of new acquisitions for the three months ended March 31, 2017, adjusted other operating expenses increased $9.1 million, or 5.5%, when compared with the same period of the prior year.  The increase, adjusted for the impact of new acquisitions, was primarily attributable to the first quarter of 2016 benefiting from the recovery of an insurance claim and small increases across a number of expense categories in the first quarter of 2017.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 4.0% and 5.5% for the three months ended March 31, 2017 and 2016, respectively.  The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years. The first quarter of 2016 rate of 5.5% reflected the ultimate loss rate of 5.0% for the 2016 policy year and a $4.7 million net increase in the loss reserve estimates for prior policy years.

Depreciation and amortization expense was $28.6 million for the three months ended March 31, 2017, an increase of $7.5 million, or 35.5%, when compared with the same period of the prior year.  The increase was primarily attributable to higher amortization expense associated with internally developed technology, including $2.0 million from accelerated amortization as the result of a shortened useful life for a software interface, and $3.3 million in amortization expense associated with purchased software licenses that was previously included in other operating expenses.

Premium taxes were $13.8 million and $12.9 million for the three months ended March 31, 2017 and 2016, respectively. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for the three months ended March 31, 2017 and 2016.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Pre-tax margins for the three months ended March 31, 2017 and 2016 were 8.2% and 8.0%, respectively.

Specialty Insurance

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change
Revenues
Direct premiums	$105,050	$97,875	$7,175	7.3%
Information and other	2,739	820	1,919	234.0
Net investment income	2,329	2,236	93	4.2
Net realized investment gains	147	2,109	(1,962)	(93.0)
	110,265	103,040	7,225	7.0
Expenses
Personnel costs	17,263	16,779	484	2.9
Other operating expenses	17,285	14,752	2,533	17.2
Provision for policy losses and other claims	62,527	56,582	5,945	10.5
Depreciation and amortization	1,551	1,248	303	24.3
Premium taxes	1,600	1,436	164	11.4
	100,226	90,797	9,429	10.4
Income before income taxes	$10,039	$12,243	$(2,204)	(18.0)%
Margins	9.1%	11.9%	(2.8)%	(23.5)%

Direct premiums were $105.1 million for the three months ended March 31, 2017, an increase of $7.2 million, or 7.3%, when compared with the same period of the prior year. The increase was attributable to higher premiums earned in the home warranty business driven by an increase in the number of home warranty residential service contracts issued and an increase in the average price charged per contract.

Information and other revenues were $2.7 million for the three months ended March 31, 2017, an increase of $1.9 million, or 234.0%, when compared with the same period of the prior year.  The increase was due to a change in how the Company reports installment fees related to home warranty residential service contracts.  Beginning December 31, 2016, the Company reported installment fees in information and other revenues, while prior to December 31, 2016, the Company reported installment fees as a reduction in other operating expenses.  This change resulted in an increase to information and other revenues and an increase to other operating expenses of $1.9 million in the first quarter of 2017 when compared to the first quarter of 2016.

Net realized investment gains totaled $0.1 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively.  The net realized gains in the first quarter of 2017 were from the sales of debt securities.  The net realized gains in the first quarter of 2016 were primarily from the sale of real estate.

Personnel costs and other operating expenses were $34.5 million and $31.5 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $3.0 million, or 9.6%. The increase was primarily attributable to a change in how the Company reports installment fees related to home warranty residential service contracts which is further discussed above.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 49.8% and 53.1% for the three months ended March 31, 2017 and 2016, respectively.  The decrease in the claims rate was primarily attributable to a decrease in the severity of claims and, to a lesser extent, an increase in average revenue per contract.  The decrease in the severity of claims was primarily due to more efficient claims management, which was mainly driven by improved rates with contractors and more efficient allocation of claims to contractors.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 82.2% and 67.8% for the three months ended March 31, 2017 and 2016, respectively.  The increase in the claims rate was primarily attributable to West Coast winter storm events and an increase in the frequency of claims, partially offset by a decrease in the severity of claims.

Premium taxes were $1.6 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. Premium taxes as a percentage of specialty insurance segment premiums were 1.5% for the three months ended March 31, 2017 and 2016.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pre-tax margins for the three months ended March 31, 2017 and 2016 were 9.1% and 11.9%, respectively.

Corporate

	Three Months Ended March 31,
(in thousands, except percentages)	2017	2016	$ Change	% Change
Revenues
Net investment income	$4,117	$208	$3,909	NM	[1]%
	4,117	208	3,909	NM
Expenses
Personnel costs	13,031	10,853	2,178	20.1
Other operating expenses	7,118	6,431	687	10.7
Depreciation and amortization	44	96	(52)	(54.2)
Interest	8,328	7,154	1,174	16.4
	28,521	24,534	3,987	16.3
Loss before income taxes	$(24,404)	$(24,326)	$(78)	(0.3)%

(1)	Not meaningful

Net investment income totaled $4.1 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively. The increase in net investment income for the three months ended March 31, 2017 was primarily attributable to higher earnings on investments associated with the Company’s deferred compensation plan when compared to the same period of 2016.

Corporate personnel costs and other operating expenses were $20.1 million and $17.3 million for the three months ended March 31, 2017 and 2016, respectively.  The increase was due to increased costs related to the investments associated with the Company’s deferred compensation plan.

Interest expense was $8.3 million for the three months ended March 31, 2017, an increase of $1.2 million, or 16.4%, when compared with the same period of the prior year.  The increase was due to the Company borrowing $160.0 million under its credit facility during September 2016.

Eliminations

The Company’s inter-segment eliminations were not material for the three months ended March 31, 2017 and 2016.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 30.8% and 30.3% for the three months ended March 31, 2017 and 2016, respectively.  The effective tax rate for 2017 reflects the adoption of new accounting guidance related to the accounting for share-based payment transactions, which requires, among other items, that all excess tax benefits and tax deficiencies associated with share-based payment transactions be recorded in income tax expense rather than in additional paid-in capital, as previously required.  The impact of adopting this guidance was a reduction in income tax expense of $2.4 million for the three months ended March 31, 2017.  See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements for further discussion of the new guidance.  The 2016 effective tax rate reflects the resolution of certain tax authority examinations and tax credits claimed in current and prior years.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three months ended March 31, 2017 and 2016 was $58.1 million and $52.7 million, respectively. Net income attributable to the Company for the three months ended March 31, 2017 and 2016 was $58.3 million and $52.5 million, or $0.52 and $0.47 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements.     The Company generates cash primarily from the sale of its products and services and investment income. The Company’s current cash requirements include operating expenses, taxes, payments of principal and interest on its debt, capital expenditures, dividends on its common stock, and may include business acquisitions and repurchases of its common stock. Additionally, in May 2016, the Company terminated its funded defined benefit pension plans.  In connection with the termination, the Company made cash contributions of $34.0 million in March 2017 to fully fund the pension plans. For further discussion of the pension termination, see Note 9 Employee Benefit Plans to the condensed consolidated financial statements. Management forecasts the cash needs of the holding company and its primary subsidiaries and regularly reviews their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts. Based on the Company’s ability to generate cash flows from operations, its liquid-asset position and amounts available on its revolving credit facility, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and obligations for at least the next twelve months.

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

Cash provided by operating activities totaled $6.1 million for the three months ended March 31, 2017, after claim payments, net of recoveries, of $114.0 million. Cash used for operating activities totaled $56.4 million for the three months ended March 31, 2016, after claim payments, net of recoveries, of $114.0 million. The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2017 and 2016 were purchases of debt and equity securities, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the three months ended March 31, 2017 and 2016 were proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The net effect of all activities on total cash and cash equivalents was an increase of $41.3 million and a decrease of $51.4 million for the three months ended March 31, 2017 and 2016, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In March 2017, the Company paid a first quarter cash dividend of 34 cents per common share.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.4 million remained as of March 31, 2017. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2017 and as of March 31, 2017, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.6 million.

Holding Company.     First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of March 31, 2017, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries for the remainder of 2017, without prior approval from applicable regulators, was $752.6 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of March 31, 2017, the holding company’s sources of liquidity included $269.1 million of cash and cash equivalents and $540.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $700.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes. At March 31, 2017, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 2.73%.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of March 31, 2017, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During the three months ended March 31, 2017, the Company financed securities for funds received totaling $5.0 million under these agreements. As of March 31, 2017, no amounts remained outstanding under these agreements.

Notes and contracts payable as a percentage of total capitalization was 19.3% and 19.6% at March 31, 2017 and December 31, 2016, respectively.

Investment Portfolio.   The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of March 31, 2017, 92% of the Company’s investment portfolio consisted of fixed income securities, of which 60% were United States government-backed or rated AAA and 94% were rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from S&P, DBRS, Inc., Fitch Ratings, Inc. and Moody’s. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s investment portfolio at March 31, 2017, see Note 3 Debt and Equity Securities to the condensed consolidated financial statements.

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $6.8 billion at March 31, 2017 and December 31, 2016, of which $2.7 billion and $2.6 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.3 billion and $3.2 billion at March 31, 2017 and December 31, 2016, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.3 billion and $2.0 billion at March 31, 2017 and December 31, 2016, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

At March 31, 2017 and December 31, 2016, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $7.4 million and $7.1 million, respectively. The guarantee arrangements relate to promissory notes and other contracts that contingently require the Company to make payments to the guaranteed party upon the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential obligation under these guarantees totaled $7.4 million and $7.1 million at March 31, 2017 and December 31, 2016, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its condensed consolidated balance sheets related to these guarantees at March 31, 2017 and December 31, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments. Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments on any significant scale to hedge these risks.

There have been no material changes in the Company’s market risks since the filing of its Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of March 31, 2017, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of March 31, 2017 are $1.1 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

14. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $111.7 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

16. The Company’s risk management framework could prove inadequate, resulting in financial and/or reputational harm

The Company’s risk management framework is designed to identify, monitor and mitigate risks that could have a negative impact on the Company’s financial condition or reputation.  This framework includes departments or groups dedicated to enterprise risk management, information security, disaster recovery and other information technology-related risks, business continuity, legal and compliance, compensation structures and other human resources matters, vendor management and internal audit, among others.   While many of the processes overseen by these departments function at the enterprise level, many also function through, or rely to a certain degree upon, risk mitigation efforts in local operating groups. Similarly, with respect to the risks the Company assumes in the ordinary course of its business through the issuance of title insurance policies and the provision of related products and services, the Company employs localized as well as centralized risk mitigation efforts.  These efforts include the implementation of underwriting policies and procedures and other mechanisms for assessing risk.  Underwriting title insurance policies and making other risk-assumption decisions frequently involves a substantial degree of individual judgment and, accordingly, underwriters are maintained at the regional, divisional and corporate levels with varying degrees of underwriting authority.  These individuals may be encouraged by customers or others to assume risks or to expeditiously make risk determinations.  If the Company’s risk mitigation efforts prove inadequate, the Company may experience significant financial and/or reputational harm.

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

21. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of March 31, 2017, under such regulations, the maximum amount of dividends, loans and advances available for the remainder of 2017 from these insurance subsidiaries, without prior approval from applicable regulators, was $752.6 million.

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

Date: April 27, 2017

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