Form 10-Q
period 2017-06-30
First American Financial Corp
filed 2017-07-27
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

On July 21, 2017, there were 110,721,195 shares of common stock outstanding.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$1,166,764	$1,006,138
Accounts and accrued income receivable, net	323,385	299,799
Income taxes receivable	7,902	67,970
Investments:
Deposits with banks	21,762	21,222
Debt securities, includes pledged securities of $112,971 and $110,647	4,849,595	4,553,363
Equity securities	426,788	404,085
Other investments	160,455	162,029
	5,458,600	5,140,699
Property and equipment, net	433,038	434,050
Title plants and other indexes	572,780	564,309
Deferred income taxes	20,037	20,037
Goodwill	1,031,943	1,017,417
Other intangible assets, net	77,808	78,898
Other assets	222,029	202,460
	$9,314,286	$8,831,777
Liabilities and Equity
Deposits	$3,097,796	$2,779,478
Accounts payable and accrued liabilities	696,992	793,955
Deferred revenue	233,607	228,905
Reserve for known and incurred but not reported claims	1,017,232	1,025,863
Income taxes payable	93,888	10,376
Deferred income taxes	242,158	242,158
Notes and contracts payable	734,455	736,693
	6,116,128	5,817,428
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—110,721 shares and 109,944 shares	1	1
Additional paid-in capital	2,215,849	2,191,756
Retained earnings	1,150,582	1,046,822
Accumulated other comprehensive loss	(173,009)	(230,400)
Total stockholders’ equity	3,193,423	3,008,179
Noncontrolling interests	4,735	6,170
Total equity	3,198,158	3,014,349
	$9,314,286	$8,831,777

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Direct premiums and escrow fees	$641,080	$623,975	$1,168,089	$1,125,889
Agent premiums	554,028	515,792	1,128,610	1,028,037
Information and other	201,851	182,771	384,360	337,848
Net investment income	39,609	30,925	72,649	58,295
Net realized investment gains	17,861	8,070	17,764	13,176
	1,454,429	1,361,533	2,771,472	2,563,245
Expenses
Personnel costs	444,418	417,725	859,548	800,437
Premiums retained by agents	435,771	403,669	889,697	808,708
Other operating expenses	222,814	216,361	430,223	403,036
Provision for policy losses and other claims	110,958	122,360	213,346	229,458
Depreciation and amortization	30,145	23,994	60,292	46,414
Premium taxes	17,179	16,027	32,627	30,404
Interest	8,990	7,790	17,705	15,589
	1,270,275	1,207,926	2,503,438	2,334,046
Income before income taxes	184,154	153,607	268,034	229,199
Income taxes	62,259	51,156	88,070	74,076
Net income	121,895	102,451	179,964	155,123
Less: Net (loss) income attributable to noncontrolling interests	(362)	302	(575)	473
Net income attributable to the Company	$122,257	$102,149	$180,539	$154,650
Net income per share attributable to the Company's stockholders (Note 8):
Basic	$1.10	$0.92	$1.62	$1.40
Diluted	$1.09	$0.92	$1.61	$1.40
Cash dividends declared per share	$0.34	$0.26	$0.68	$0.52
Weighted-average common shares outstanding (Note 8):
Basic	111,549	110,480	111,374	110,327
Diluted	112,199	110,978	112,026	110,842

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$121,895	$102,451	$179,964	$155,123
Other comprehensive income (loss), net of tax:
Unrealized gains on securities	12,634	17,681	38,085	49,508
Foreign currency translation adjustment	8,709	(5,579)	12,143	6,525
Pension benefit adjustment	3,637	3,621	7,170	7,217
Total other comprehensive income (loss), net of tax	24,980	15,723	57,398	63,250
Comprehensive income	146,875	118,174	237,362	218,373
Less: Comprehensive (loss) income attributable to noncontrolling interests	(362)	272	(568)	489
Comprehensive income attributable to the Company	$147,237	$117,902	$237,930	$217,884

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2016	109,944	$1	$2,191,756	$1,046,822	$(230,400)	$3,008,179	$6,170	$3,014,349
Net income for six months ended June 30, 2017	—	—	—	180,539	—	180,539	(575)	179,964
Dividends on common shares	—	—	—	(75,099)	—	(75,099)	—	(75,099)
Shares issued in connection with share-based compensation plans	777	—	(487)	(1,680)	—	(2,167)	—	(2,167)
Share-based compensation	—	—	24,580	—	—	24,580	—	24,580
Net activity related to noncontrolling interests	—	—	—	—	—	—	(867)	(867)
Other comprehensive income (Note 12)	—	—	—	—	57,391	57,391	7	57,398
Balance at June 30, 2017	110,721	$1	$2,215,849	$1,150,582	$(173,009)	$3,193,423	$4,735	$3,198,158

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$179,964	$155,123
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	213,346	229,458
Depreciation and amortization	60,292	46,414
Amortization of premiums and accretion of discounts on debt securities, net	16,666	13,082
Excess tax benefits from share-based compensation	—	(3,137)
Net realized investment gains	(17,764)	(13,176)
Share-based compensation	24,580	21,968
Equity in earnings of affiliates, net	(3,447)	(3,018)
Dividends from equity method investments	5,562	3,749
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(225,849)	(225,568)
Net change in income tax accounts	104,656	7,486
Increase in accounts and accrued income receivable	(18,411)	(24,946)
Decrease in accounts payable and accrued liabilities	(92,662)	(60,826)
Decrease in deferred revenue	2,468	3,895
Other, net	(14,797)	(4,118)
Cash provided by operating activities	234,604	146,386
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(3,933)	(18,432)
Net decrease in deposits with banks	110	968
Purchases of debt and equity securities	(1,029,861)	(899,629)
Proceeds from sales of debt and equity securities	499,526	259,915
Proceeds from maturities of debt securities	276,843	436,125
Net change in other investments	2,105	2,346
Capital expenditures	(69,553)	(60,939)
Proceeds from sales of property and equipment	9,013	8,787
Cash used for investing activities	(315,750)	(270,859)
Cash flows from financing activities:
Net change in deposits	318,318	401,350
Repayment of debt	(2,660)	(2,329)
Net activity related to noncontrolling interests	(879)	(768)
Excess tax benefits from share-based compensation	—	3,137
Net payments in connection with share-based compensation plans	(2,167)	(3,052)
Purchase of Company shares	—	(454)
Cash dividends	(75,099)	(56,897)
Cash provided by financing activities	237,513	340,987
Effect of exchange rate changes on cash	4,259	(2,021)
Net increase in cash and cash equivalents	160,626	214,493
Cash and cash equivalents—Beginning of period	1,006,138	1,027,321
Cash and cash equivalents—End of period	$1,166,764	$1,241,814
Supplemental information:
Cash paid (received) during the period for:
Interest	$16,811	$14,537
Premium taxes	$41,652	$40,340
Income taxes	$35,208	$67,261
Income tax refunds	$(51,904)	$(699)

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

Pending Accounting Pronouncements

In May 2017, the FASB issued updated guidance intended to reduce diversity in practice by clarifying which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

In March 2017, the FASB issued updated guidance intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost through the disaggregation of the service cost component from the other components of net benefit cost.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In January 2017, the FASB issued updated guidance intended to simplify how an entity tests goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under the updated guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized limited to the total amount of goodwill allocated to that reporting unit.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In January 2017, the FASB issued updated guidance to clarify the definition of a business with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $7.5 billion and $6.8 billion at June 30, 2017 and December 31, 2016, respectively, of which $3.0 billion and $2.6 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.4 billion and $3.2 billion at June 30, 2017 and December 31, 2016, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.5 billion and $2.0 billion at June 30, 2017 and December 31, 2016, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Note 3 – Debt and Equity Securities

Investments in debt securities, classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		Gains	Losses
June 30, 2017
U.S. Treasury bonds	$167,770	$1,589	$(1,484)	$167,875
Municipal bonds	1,084,377	12,939	(13,485)	1,083,831
Foreign government bonds	145,453	554	(1,191)	144,816
Governmental agency bonds	218,798	1,136	(2,816)	217,118
Governmental agency mortgage-backed securities	2,283,883	4,306	(19,377)	2,268,812
U.S. corporate debt securities	711,796	12,374	(2,731)	721,439
Foreign corporate debt securities	241,125	4,908	(329)	245,704
	$4,853,202	$37,806	$(41,413)	$4,849,595
December 31, 2016
U.S. Treasury bonds	$155,441	$416	$(4,466)	$151,391
Municipal bonds	1,004,659	6,340	(26,666)	984,333
Foreign government bonds	141,887	600	(2,439)	140,048
Governmental agency bonds	197,343	691	(4,166)	193,868
Governmental agency mortgage-backed securities	2,187,482	2,983	(26,792)	2,163,673
U.S. corporate debt securities	675,683	8,282	(5,441)	678,524
Foreign corporate debt securities	240,526	2,490	(1,490)	241,526
	$4,603,021	$21,802	$(71,460)	$4,553,363

Investments in equity securities, classified as available-for-sale, are as follows:

	Cost	Gross unrealized		Estimated fair value
(in thousands)		Gains	Losses
June 30, 2017
Preferred stocks	$18,747	$126	$(1,334)	$17,539
Common stocks	376,960	34,224	(1,935)	409,249
	$395,707	$34,350	$(3,269)	$426,788
December 31, 2016
Preferred stocks	$18,926	$—	$(3,344)	$15,582
Common stocks	367,169	26,034	(4,700)	388,503
	$386,095	$26,034	$(8,044)	$404,085

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Sales of debt and equity securities resulted in realized gains of $16.7 million and $12.2 million, and realized losses of $1.9 million and $4.6 million for the three months ended June 30, 2017 and 2016, respectively, and realized gains of $20.1 million and $13.2 million, and realized losses of $5.2 million and $7.0 million for the six months ended June 30, 2017 and 2016, respectively.

Gross unrealized losses on investments in debt and equity securities are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2017
Debt securities:
U.S. Treasury bonds	$103,246	$(1,455)	$186	$(29)	$103,432	$(1,484)
Municipal bonds	417,676	(12,676)	21,707	(809)	439,383	(13,485)
Foreign government bonds	94,332	(1,149)	350	(42)	94,682	(1,191)
Governmental agency bonds	154,574	(2,337)	5,353	(479)	159,927	(2,816)
Governmental agency mortgage-backed securities	977,367	(11,731)	649,022	(7,646)	1,626,389	(19,377)
U.S. corporate debt securities	160,663	(2,179)	15,406	(552)	176,069	(2,731)
Foreign corporate debt securities	42,068	(271)	1,440	(58)	43,508	(329)
Total debt securities	1,949,926	(31,798)	693,464	(9,615)	2,643,390	(41,413)
Equity securities	70,904	(1,451)	23,259	(1,818)	94,163	(3,269)
Total	$2,020,830	$(33,249)	$716,723	$(11,433)	$2,737,553	$(44,682)
December 31, 2016
Debt securities:
U.S. Treasury bonds	$111,748	$(4,466)	$—	$—	$111,748	$(4,466)
Municipal bonds	635,531	(26,317)	16,485	(349)	652,016	(26,666)
Foreign government bonds	63,044	(2,371)	324	(68)	63,368	(2,439)
Governmental agency bonds	148,112	(4,166)	—	—	148,112	(4,166)
Governmental agency mortgage-backed securities	1,295,790	(19,097)	432,349	(7,695)	1,728,139	(26,792)
U.S. corporate debt securities	193,533	(4,560)	24,499	(881)	218,032	(5,441)
Foreign corporate debt securities	78,658	(1,150)	8,154	(340)	86,812	(1,490)
Total debt securities	2,526,416	(62,127)	481,811	(9,333)	3,008,227	(71,460)
Equity securities	70,261	(1,173)	59,019	(6,871)	129,280	(8,044)
Total	$2,596,677	$(63,300)	$540,830	$(16,204)	$3,137,507	$(79,504)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at June 30, 2017, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$52,472	$41,859	$29,565	$43,874	$167,770
Estimated fair value	$52,418	$41,715	$29,570	$44,172	$167,875
Municipal bonds
Amortized cost	$58,674	$323,768	$251,017	$450,918	$1,084,377
Estimated fair value	$58,781	$326,946	$254,934	$443,170	$1,083,831
Foreign government bonds
Amortized cost	$7,505	$112,018	$9,665	$16,265	$145,453
Estimated fair value	$7,536	$111,903	$9,727	$15,650	$144,816
Governmental agency bonds
Amortized cost	$14,774	$107,546	$56,645	$39,833	$218,798
Estimated fair value	$14,756	$106,804	$56,114	$39,444	$217,118
U.S. corporate debt securities
Amortized cost	$33,138	$295,993	$313,191	$69,474	$711,796
Estimated fair value	$33,271	$299,004	$317,260	$71,904	$721,439
Foreign corporate debt securities
Amortized cost	$15,365	$114,751	$97,438	$13,571	$241,125
Estimated fair value	$15,389	$115,942	$99,750	$14,623	$245,704
Total debt securities excluding mortgage-backed securities
Amortized cost	$181,928	$995,935	$757,521	$633,935	$2,569,319
Estimated fair value	$182,151	$1,002,314	$767,355	$628,963	$2,580,783
Total mortgage-backed securities
Amortized cost					$2,283,883
Estimated fair value					$2,268,812
Total debt securities
Amortized cost					$4,853,202
Estimated fair value					$4,849,595

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity because borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the investment portfolio at June 30, 2017, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
June 30, 2017
Debt securities:
U.S. Treasury bonds	$167,875	100.0	$—	—	$—	—	$167,875	100.0
Municipal bonds	1,018,239	94.0	52,490	4.8	13,102	1.2	1,083,831	100.0
Foreign government bonds	117,374	81.1	21,793	15.0	5,649	3.9	144,816	100.0
Governmental agency bonds	217,118	100.0	—	—	—	—	217,118	100.0
Governmental agency mortgage-backed securities	2,268,812	100.0	—	—	—	—	2,268,812	100.0
U.S. corporate debt securities	251,870	35.0	246,312	34.1	223,257	30.9	721,439	100.0
Foreign corporate debt securities	119,872	48.7	93,015	37.9	32,817	13.4	245,704	100.0
Total debt securities	4,161,160	85.8	413,610	8.5	274,825	5.7	4,849,595	100.0
Preferred stocks	—	—	11,544	65.8	5,995	34.2	17,539	100.0
Total	$4,161,160	85.5	$425,154	8.7	$280,820	5.8	$4,867,134	100.0

As of June 30, 2017, the estimated fair value of total debt securities included $146.0 million of bank loans, of which $133.9 million was non-investment grade; $118.5 million of high yield corporate debt securities, all of which was non-investment grade; and $72.4 million of emerging market debt securities, of which $9.3 million was non-investment grade.

The composition of the investment portfolio in an unrealized loss position at June 30, 2017, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
June 30, 2017
Debt securities:
U.S. Treasury bonds	$103,432	100.0	$—	—	$—	—	$103,432	100.0
Municipal bonds	410,099	93.4	24,728	5.6	4,556	1.0	439,383	100.0
Foreign government bonds	70,980	74.9	18,323	19.4	5,379	5.7	94,682	100.0
Governmental agency bonds	159,927	100.0	—	—	—	—	159,927	100.0
Governmental agency mortgage-backed securities	1,626,389	100.0	—	—	—	—	1,626,389	100.0
U.S. corporate debt securities	61,000	34.6	71,104	40.4	43,965	25.0	176,069	100.0
Foreign corporate debt securities	22,605	52.0	16,097	37.0	4,806	11.0	43,508	100.0
Total debt securities	2,454,432	92.9	130,252	4.9	58,706	2.2	2,643,390	100.0
Preferred stocks	—	—	8,070	60.9	5,189	39.1	13,259	100.0
Total	$2,454,432	92.4	$138,322	5.2	$63,895	2.4	$2,656,649	100.0

As of June 30, 2017, the estimated fair value of total debt securities in an unrealized loss position included $31.6 million of bank loans, of which $30.5 million was non-investment grade; $15.9 million of high yield corporate debt securities, all of which was non-investment grade; and $28.4 million of emerging market debt securities, of which $7.8 million was non-investment grade.

The credit ratings in the above tables reflect published ratings obtained from Standard & Poor’s Rating Services, DBRS, Inc., Fitch Ratings, Inc. and Moody’s Investor Services, Inc.  If a security was rated differently among the rating agencies, the lowest rating was selected. Governmental agency mortgage-backed securities are not rated by any of the ratings agencies; however, these securities have been included in the above table in the “A- or higher” category because the payments of principal and interest are guaranteed by the governmental agency that issued the security.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 4 – Goodwill

A summary of the changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2017, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2016	$970,652	$46,765	$1,017,417
Acquisitions	12,633	—	12,633
Foreign currency translation	2,191	—	2,191
Other adjustments	(298)	—	(298)
Balance as of June 30, 2017	$985,178	$46,765	$1,031,943

The Company’s four reporting units for purposes of assessing goodwill for impairment are title insurance, home warranty, property and casualty insurance and trust and other services. During the six months ended June 30, 2017 there were no triggering events that would require an impairment analysis.

Note 5 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	June 30, 2017	December 31, 2016
Finite-lived intangible assets:
Customer relationships	$77,070	$78,542
Noncompete agreements	9,994	10,007
Trademarks	7,189	6,472
Internal-use software licenses	26,692	16,038
Patents	2,840	2,840
	123,785	113,899
Accumulated amortization	(62,861)	(51,885)
	60,924	62,014
Indefinite-lived intangible assets:
Licenses	16,884	16,884
	$77,808	$78,898

Amortization expense for finite-lived intangible assets was $6.5 million and $12.7 million for the three and six months ended June 30, 2017, respectively, and $3.2 million and $5.6 million for the three and six months ended June 30, 2016, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2017	$14,288
2018	$13,239
2019	$8,617
2020	$4,864
2021	$2,976
2022	$2,380

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 6 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Six months ended June 30,
(in thousands)	2017	2016
Balance at beginning of period	$1,025,863	$983,880
Provision related to:
Current year	209,082	216,425
Prior years	4,264	13,033
	213,346	229,458
Payments, net of recoveries, related to:
Current year	91,915	84,495
Prior years	133,934	141,073
	225,849	225,568
Other	3,872	6,994
Balance at end of period	$1,017,232	$994,764

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the three and six months ended June 30, 2017 compared to 5.5% for the three and six months ended June 30, 2016.  The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years. The second quarter of 2016 rate of 5.5% reflected the ultimate loss rate of 5.0% for the 2016 policy year and a $5.2 million net increase in the loss reserve estimates for prior policy years.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	June 30, 2017		December 31, 2016
Known title claims	$75,678	7.4%	$83,805	8.1%
Incurred but not reported claims	883,508	86.9%	888,126	86.6%
Total title claims	959,186	94.3%	971,931	94.7%
Non-title claims	58,046	5.7%	53,932	5.3%
Total loss reserves	$1,017,232	100.0%	$1,025,863	100.0%

Note 7 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 33.8% and 32.9% for the three and six months ended June 30, 2017, respectively, and 33.3% and 32.3% for the three and six months ended June 30, 2016, respectively. The Company’s effective tax rates differ from the statutory federal rate of 35% primarily due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contributions to pretax income and changes in the ratio of permanent differences to income before income taxes. The Company’s effective tax rate for 2017 also reflects the adoption of new accounting guidance related to the accounting for share-based payment transactions, which requires, among other items, that all excess tax benefits and tax deficiencies associated with share-based payment transactions be recorded in income tax expense rather than in additional paid-in capital, as previously required.  The impact to the Company of adopting this guidance was a reduction in income tax expense of $0.3 million and $2.7 million for the three and six months ended June 30, 2017, respectively.  See Note 1 Basis of Condensed Consolidated Financial Statements for further discussion of the new guidance.  The Company’s effective tax rate for 2016 reflects the resolution of certain tax authority examinations and tax credits claimed in 2016 and in prior years.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

In connection with the Company’s June 2010 spin-off from its prior parent, which subsequently assumed the name CoreLogic, Inc. (“CoreLogic”), it entered into a tax sharing agreement which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At June 30, 2017 and December 31, 2016, the Company had a net payable to CoreLogic of $12.9 million and $16.3 million, respectively, related to tax matters prior to the spin-off. This amount is included in the Company’s condensed consolidated balance sheets in accounts payable and accrued liabilities. The decrease during the current year was primarily due to payments made for tax matters prior to the spin-off.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary. The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. The Company’s ability or failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets.  Based on actual future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted in the next 12 months.

As of June 30, 2017 and December 31, 2016, the liability for income taxes associated with uncertain tax positions was $18.5 million and $18.1 million, respectively. The net increase in the liability during 2017 was primarily attributable to reserves for tax positions taken by the Company. As of June 30, 2017 and December 31, 2016, the liability could be reduced by $5.7 million due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes. The net amounts of $12.8 million and $12.4 million as of June 30, 2017 and December 31, 2016, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of June 30, 2017 and December 31, 2016, the Company had accrued $4.3 million and $4.1 million, respectively, of interest and penalties (net of tax benefits of $2.0 million and $1.8 million, respectively) related to uncertain tax positions.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly increase or decrease within the next 12 months. Any such change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. During 2016, the Company concluded U.S. federal income tax examinations for calendar years 2005 through 2013.  The Company is generally no longer subject to U.S. federal, state and non-U.S. income tax examinations for years prior to 2005.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 8 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Numerator
Net income attributable to the Company	$122,257	$102,149	$180,539	$154,650
Denominator
Basic weighted-average shares	111,549	110,480	111,374	110,327
Effect of dilutive employee stock options and restricted stock units (“RSUs”)	650	498	652	515
Diluted weighted-average shares	112,199	110,978	112,026	110,842
Net income per share attributable to the Company’s stockholders
Basic	$1.10	$0.92	$1.62	$1.40
Diluted	$1.09	$0.92	$1.61	$1.40

For the three and six months ended June 30, 2017 and 2016, 2 thousand RSUs and 1 thousand RSUs, respectively, were excluded from weighted-average diluted common shares outstanding due to their antidilutive effect.

Note 9 – Employee Benefit Plans

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Expense:
Service costs	$183	$260	$367	$521
Interest costs	4,458	6,037	9,099	12,001
Expected return on plan assets	(2,370)	(3,073)	(4,740)	(6,167)
Amortization of net actuarial loss	6,902	7,073	13,834	14,110
Amortization of prior service credit	(1,012)	(1,211)	(2,223)	(2,422)
	$8,161	$9,086	$16,337	$18,043

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

The pension plans offer participants annuity payments based on a number of factors and, for certain participants, an alternative lump sum distribution option.  During 2016, the Company offered lump sum distributions to certain participants, which were settled by the pension plans in the fourth quarter.  The Company made additional cash contributions in 2016 of $84.8 million above scheduled amounts and recognized $66.3 million in settlement costs during the fourth quarter of 2016 related to distributions of pension plan assets totaling $127.2 million to participants electing lump sum payments.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company made cash contributions of $34.0 million in March 2017 to fully fund its pension obligation.  In July 2017, the Company completed the transfer of all remaining benefit obligations related to the pension plans to a highly rated insurance company.  As a result, the Company will recognize approximately $153 million of pension expense in the condensed consolidated statements of income in the third quarter of 2017.

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of June 30, 2017 and December 31, 2016:

(in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2017
Assets:
Debt securities:
U.S. Treasury bonds	$167,875	$—	$167,875	$—
Municipal bonds	1,083,831	—	1,083,831	—
Foreign government bonds	144,816	—	144,816	—
Governmental agency bonds	217,118	—	217,118	—
Governmental agency mortgage-backed securities	2,268,812	—	2,268,812	—
U.S. corporate debt securities	721,439	—	703,311	18,128
Foreign corporate debt securities	245,704	—	243,789	1,915
	4,849,595	—	4,829,552	20,043
Equity securities:
Preferred stocks	17,539	17,539	—	—
Common stocks	409,249	409,249	—	—
	426,788	426,788	—	—
Total assets	$5,276,383	$426,788	$4,829,552	$20,043

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2016
Assets:
Debt securities:
U.S. Treasury bonds	$151,391	$—	$151,391	$—
Municipal bonds	984,333	—	984,333	—
Foreign government bonds	140,048	—	140,048	—
Governmental agency bonds	193,868	—	193,868	—
Governmental agency mortgage-backed securities	2,163,673	—	2,163,673	—
U.S. corporate debt securities	678,524	—	631,859	46,665
Foreign corporate debt securities	241,526	—	235,258	6,268
	4,553,363	—	4,500,430	52,933
Equity securities:
Preferred stocks	15,582	15,582	—	—
Common stocks	388,503	388,503	—	—
	404,085	404,085	—	—
Total assets	$4,957,448	$404,085	$4,500,430	$52,933

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2017 and 2016. Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  For the three and six months ended June 30, 2017 and 2016, transfers between Level 2 and Level 3 were based on market liquidity and related transparency of pricing and associated observable inputs for certain of the Company’s corporate debt securities. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three months ended June 30, 2017 and 2016:

	June 30, 2017			June 30, 2016
(in thousands)	U.S. corporate debt securities	Foreign corporate debt securities	Total	U.S. corporate debt securities	Foreign corporate debt securities	Total
Fair value at beginning of period	$13,434	$2,862	$16,296	$14,993	$1,332	$16,325
Transfers into Level 3	4,658	—	4,658	2,948	—	2,948
Transfers out of Level 3	(1,235)	(525)	(1,760)	(5,840)	(762)	(6,602)
Net realized and unrealized gains (losses):
Included in earnings	15	3	18	(36)	—	(36)
Included in other comprehensive income (loss)	(92)	(5)	(97)	179	55	234
Purchases	4,521	—	4,521	4,640	100	4,740
Sales	(404)	(156)	(560)	(1,446)	—	(1,446)
Settlements	(2,769)	(264)	(3,033)	(945)	(2)	(947)
Fair value at end of period	$18,128	$1,915	$20,043	$14,493	$723	$15,216

The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the six months ended June 30, 2017 and 2016:

	June 30, 2017			June 30, 2016
(in thousands)	U.S. corporate debt securities	Foreign corporate debt securities	Total	U.S. corporate debt securities	Foreign corporate debt securities	Total
Fair value at beginning of period	$46,665	$6,268	$52,933	$43,567	$6,572	$50,139
Transfers into Level 3	300	—	300	857	—	857
Transfers out of Level 3	(26,543)	(2,569)	(29,112)	(33,372)	(3,773)	(37,145)
Net realized and unrealized gains (losses):
Included in earnings	91	8	99	(111)	(35)	(146)
Included in other comprehensive income (loss)	(380)	(49)	(429)	667	(9)	658
Purchases	9,262	551	9,813	7,993	100	8,093
Sales	(2,383)	(769)	(3,152)	(3,473)	(1,049)	(4,522)
Settlements	(8,884)	(1,525)	(10,409)	(1,635)	(1,083)	(2,718)
Fair value at end of period	$18,128	$1,915	$20,043	$14,493	$723	$15,216

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of June 30, 2017 and December 31, 2016:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
June 30, 2017
Assets:
Cash and cash equivalents	$1,166,764	$1,166,764	$1,166,764	$—	$—
Deposits with banks	$21,762	$21,715	$255	$21,460	$—
Notes receivable, net	$7,890	$7,745	$—	$—	$7,745
Liabilities:
Deposits	$3,097,796	$3,097,796	$3,097,796	$—	$—
Notes and contracts payable	$734,455	$754,104	$—	$749,923	$4,181

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2016
Assets:
Cash and cash equivalents	$1,006,138	$1,006,138	$1,006,138	$—	$—
Deposits with banks	$21,222	$21,176	$1,017	$20,159	$—
Notes receivable, net	$7,799	$7,542	$—	$—	$7,542
Liabilities:
Deposits	$2,779,478	$2,779,478	$2,779,478	$—	$—
Notes and contracts payable	$736,693	$734,812	$—	$729,658	$5,154

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 11 – Share-Based Compensation

The following table presents compensation expense associated with the Company’s share-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Expense:
RSUs	$6,754	$5,384	$22,769	$20,365
Stock options	67	68	134	135
Employee stock purchase plan	726	658	1,677	1,468
	$7,547	$6,110	$24,580	$21,968

The following table summarizes RSU activity for the six months ended June 30, 2017:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
RSUs unvested at December 31, 2016	1,510	$33.38
Granted during 2017	868	$39.29
Vested during 2017	(834)	$34.22
Forfeited during 2017	(5)	$32.78
RSUs unvested at June 30, 2017	1,539	$36.26

Note 12 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the six months ended June 30, 2017:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2016	$(26,760)	$(63,576)	$(140,057)	$(230,393)
Change in unrealized gains (losses) on securities	59,140	—	—	59,140
Change in foreign currency translation adjustment	—	12,143	—	12,143
Amortization of net actuarial loss	—	—	13,834	13,834
Amortization of prior service credit	—	—	(2,223)	(2,223)
Tax effect	(21,055)	—	(4,441)	(25,496)
Balance at June 30, 2017	$11,325	$(51,433)	$(132,887)	$(172,995)
Allocated to the Company	$11,311	$(51,433)	$(132,887)	$(173,009)
Allocated to noncontrolling interests	14	—	—	14
Balance at June 30, 2017	$11,325	$(51,433)	$(132,887)	$(172,995)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended June 30, 2017 and 2016:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended June 30, 2017
Pretax change before reclassifications	$34,237	$8,709	$—	$42,946
Reclassifications out of AOCI	(14,729)	—	5,890	(8,839)
Tax effect	(6,874)	—	(2,253)	(9,127)
Total other comprehensive income (loss), net of tax	$12,634	$8,709	$3,637	$24,980
Three Months Ended June 30, 2016
Pretax change before reclassifications	$34,987	$(5,579)	$—	$29,408
Reclassifications out of AOCI	(7,242)	—	5,862	(1,380)
Tax effect	(10,064)	—	(2,241)	(12,305)
Total other comprehensive income (loss), net of tax	$17,681	$(5,579)	$3,621	$15,723

The following table presents the other comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2017 and 2016:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Six Months Ended June 30, 2017
Pretax change before reclassifications	$72,930	$12,143	$—	$85,073
Reclassifications out of AOCI	(13,790)	—	11,611	(2,179)
Tax effect	(21,055)	—	(4,441)	(25,496)
Total other comprehensive income (loss), net of tax	$38,085	$12,143	$7,170	$57,398
Six Months Ended June 30, 2016
Pretax change before reclassifications	$84,781	$6,525	$—	$91,306
Reclassifications out of AOCI	(5,143)	—	11,688	6,545
Tax effect	(30,130)	—	(4,471)	(34,601)
Total other comprehensive income (loss), net of tax	$49,508	$6,525	$7,217	$63,250

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the effect of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Amounts reclassified from AOCI
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the condensed
	2017	2016	2017	2016	consolidated statements of income
Unrealized gains (losses) on securities:
Net realized gains on sales of securities	$14,729	$7,242	$13,790	$5,628	Net realized investment gains
Net other-than-temporary impairment losses	—	—	—	(485)	Net realized investment gains
Pretax total	$14,729	$7,242	$13,790	$5,143
Tax effect	$(5,244)	$(2,740)	$(5,274)	$(1,967)
Pension benefit adjustment:
Amortization of net actuarial loss	$(6,902)	$(7,073)	$(13,834)	$(14,110)	(1)
Amortization of prior service credit	1,012	1,211	2,223	2,422	(1)
Pretax total	$(5,890)	$(5,862)	$(11,611)	$(11,688)
Tax effect	$2,253	$2,241	$4,441	$4,471

(1)	These components of AOCI are included in the computation of net periodic cost. See Note 9 Employee Benefit Plans for additional details.

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

•

overcharged or improperly charged fees for products and services, conspired to fix prices, participated in the conveyance of illusory property interests, denied home warranty claims, improperly handled property and casualty claims, and gave items of value to brokers and others as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including

•	Chavez v. First American Specialty Insurance Company, filed on June 29, 2017 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Downing v. First American Title Insurance Company, et al., filed on July 26, 2016 and pending in the United States District Court for the Northern District of Georgia,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Lennen v. First American Financial Corporation, et al., filed on May 19, 2016 and pending in the United States District court for the Middle District of Florida,

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

•	McCormick v. First American Real Estate Services, Inc., et al., filed on December 31, 2015 and pending in the Superior Court of the State of California, County of Orange,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017, pending in the Superior Court of the State of California, County of Sacramento,
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	In re First American Home Buyers Protection Corporation, consolidated on October 9, 2014 and pending in the United States District Court for the Southern District of California.

All of these lawsuits, except Kaufman, Kirk and Sjobring, are putative class actions for which a class has not been certified. In Kaufman a class was certified but that certification was subsequently vacated. A trial of the Kirk matter has concluded and the judgment has been affirmed on appeal. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is not material to the condensed consolidated financial statements as a whole.

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

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies. Currently, governmental agencies are examining or investigating certain of the Company’s operations. These exams or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, real estate settlement service, customer acquisition and retention practices and agency relationships. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts. While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products. The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. This business is licensed to issue policies in all 50 states and the District of Columbia and actively issues policies in 47 states. The majority of policy liability is in the western United States, including approximately 65% in California.  In certain markets it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. The home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period. This business currently operates in 39 states and the District of Columbia.

The corporate function consists primarily of certain financing facilities as well as the corporate services that support the Company’s business operations.

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended June 30, 2017:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,336,910	$197,305	$28,557	$35,916
Specialty Insurance	115,162	9,560	1,547	2,609
Corporate	2,646	(22,711)	41	—
Eliminations	(289)	—	—	—
	$1,454,429	$184,154	$30,145	$38,525

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the three months ended June 30, 2016:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,255,922	$172,437	$22,439	$29,696
Specialty Insurance	104,424	4,718	1,459	1,468
Corporate	1,202	(23,548)	96	—
Eliminations	(15)	—	—	—
	$1,361,533	$153,607	$23,994	$31,164

For the six months ended June 30, 2017:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,539,857	$295,548	$57,108	$66,309
Specialty Insurance	225,427	19,601	3,098	3,782
Corporate	6,764	(47,115)	86	—
Eliminations	(576)	—	—	—
	$2,771,472	$268,034	$60,292	$70,091

For the six months ended June 30, 2016:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,354,391	$260,111	$43,515	$57,939
Specialty Insurance	207,465	16,962	2,707	3,083
Corporate	1,410	(47,874)	192	—
Eliminations	(21)	—	—	—
	$2,563,245	$229,199	$46,414	$61,022

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Pending Accounting Pronouncements

In May 2017, the FASB issued updated guidance intended to reduce diversity in practice by clarifying which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

In March 2017, the FASB issued updated guidance intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost through the disaggregation of the service cost component from the other components of net benefit cost.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In January 2017, the FASB issued updated guidance intended to simplify how an entity tests goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under the updated guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized limited to the total amount of goodwill allocated to that reporting unit.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In January 2017, the FASB issued updated guidance to clarify the definition of a business with the objective of providing guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

The Company’s total revenues increased $92.9 million, or 6.8%, in the second quarter of 2017 when compared with the second quarter of 2016.  This increase was primarily attributable to an increase in agent premiums of $38.2 million, or 7.4%, an increase in information and other revenues of $19.1 million, or 10.4%, and an increase in direct premiums and escrow fees of $17.1 million, or 2.7%.  The increase in information and other revenues was primarily attributable to acquisitions in the title insurance and services segment completed during 2016.  Direct premiums and escrow fees in the title insurance and services segment from domestic residential purchase and commercial transactions increased $26.9 million and $11.4 million, or 11.8% and 6.8%, respectively, while direct premiums and escrow fees from domestic residential refinance transactions decreased $27.5 million, or 34.2%, in the second quarter of 2017 when compared to the second quarter of 2016.  Direct premiums in the specialty insurance segment increased $7.7 million, or 7.7%, which was attributable to the home warranty business.

According to the Mortgage Bankers Association’s July 20, 2017 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 9.2% in the second quarter of 2017 when compared with the second quarter of 2016. According to the MBA Forecast, the dollar amount of purchase originations increased 14.9% and refinance originations decreased 37.4%. This volume of domestic residential mortgage origination activity in the second quarter of 2017 contributed to an 11.8% increase in direct premiums and escrow fees from domestic residential purchase transactions and a 34.2% decrease in direct premiums and escrow fees from domestic refinance transactions in the second quarter of 2017 when compared to the second quarter of 2016.

During the second quarter of 2017, the level of domestic title orders opened per day by the Company’s direct title operations decreased by 13.9% when compared with the second quarter of 2016.  Residential refinance open orders per day decreased by 38.0%, while purchase and commercial open orders per day increased by 1.8% and 0.9%, respectively.  The sharp decline in residential refinance orders opened per day was attributable to the increase in mortgage interest rates in the second quarter of 2017 when compared to the second quarter of 2016.

In 2016, the Company terminated its funded defined benefit pension plans.  In July 2017, the Company completed the transfer of all remaining benefit obligations related to the pension plans to a higly rated insurance company and will recognize approximately $153 million of pension expense in the corporate segment in the third quarter of 2017.  The Company estimates an annual reduction of approximately $22 million in personnel costs related to the pension plans within the corporate segment, based on the level of these expenses for the year ended December 31, 2016.  For further discussion of the pension termination see Note 9 Employee Benefit Plans to the condensed consolidated financial statements.

In addition, the Company continues to monitor developments in its regulatory environment.  Currently, federal officials are discussing various potential changes to laws and regulations that could impact the Company’s businesses, including changes to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the reform or privatization of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), and tax reform, including changes that could affect the mortgage interest deduction, state and local tax deductions and the availability of tax-deferred property exchanges, among others. Changes in these areas, and more generally in the regulatory environment, in which the Company and its customers operate, could impact the volume of mortgage originations in the United States and the Company’s competitive position and results of operations. At this time, the nature and impact of any future changes is unknown.

Title Insurance and Services

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues
Direct premiums and escrow fees	$532,236	$522,871	$9,365	1.8%	$954,195	$926,911	$27,284	2.9%
Agent premiums	554,028	515,792	38,236	7.4	1,128,610	1,028,037	100,573	9.8
Information and other	199,243	181,958	17,285	9.5	379,278	336,220	43,058	12.8
Net investment income	34,665	27,478	7,187	26.2	61,280	52,404	8,876	16.9
Net realized investment gains	16,738	7,823	8,915	114.0	16,494	10,819	5,675	52.5
	1,336,910	1,255,922	80,988	6.4	2,539,857	2,354,391	185,466	7.9
Expenses
Personnel costs	415,592	389,799	25,793	6.6	800,428	744,879	55,549	7.5
Premiums retained by agents	435,771	403,669	32,102	8.0	889,697	808,708	80,989	10.0
Other operating expenses	199,705	195,495	4,210	2.2	382,976	360,993	21,983	6.1
Provision for policy losses and other claims	43,486	57,126	(13,640)	(23.9)	83,348	107,642	(24,294)	(22.6)
Depreciation and amortization	28,557	22,439	6,118	27.3	57,108	43,515	13,593	31.2
Premium taxes	15,253	14,246	1,007	7.1	29,102	27,187	1,915	7.0
Interest	1,241	711	530	74.5	1,650	1,356	294	21.7
	1,139,605	1,083,485	56,120	5.2	2,244,309	2,094,280	150,029	7.2
Income before income taxes	$197,305	$172,437	$24,868	14.4%	$295,548	$260,111	$35,437	13.6%
Margins	14.8%	13.7%	1.1%	8.0%	11.6%	11.0%	0.6%	5.5%

Direct premiums and escrow fees were $532.2 million and $954.2 million for the three and six months ended June 30, 2017, respectively, increases of $9.4 million, or 1.8%, and $27.3 million, or 2.9%, when compared with the respective periods of the prior year. The increases for the three and six months ended June 30, 2017 were primarily due to an increase in the average revenues per order closed, partially offset by a decrease in the domestic title orders closed.  The average revenues per order closed were $2,294 and $2,172 for the three and six months ended June 30, 2017, respectively, increases of 16.3% and 10.9% when compared with $1,972 and $1,959 for the respective periods of the prior year. The increases in average revenues per order closed for the three and six months ended June 30, 2017 were primarily attributable to a shift in the mix of direct revenues generated from lower premium residential refinance products to higher premium residential purchase and commercial products, higher residential real estate values, and, to a lesser extent, premium and fee increases related to residential purchase transactions.  The Company’s direct title operations closed 213,900 and 405,200 title orders during the three and six months ended June 30, 2017, respectively, decreases of 12.4% and 7.3% when compared with 244,200 and 437,300 title orders closed during the respective periods of the prior year. Domestic refinance orders closed per day decreased by 36.3% and 26.5%, while domestic residential purchase orders closed per day increased by 3.1% and 3.5% for the three and six months ended June 30, 2017 when compared to the same periods of 2016.

Agent premiums were $554.0 million and $1.1 billion for the three and six months ended June 30, 2017, respectively, increases of $38.2 million, or 7.4%, and $100.6 million, or 9.8%, when compared with the respective periods of the prior year.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums.  Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity.  The increase in agent premiums for the three months ended June 30, 2017 is generally consistent with the 4.4% increase in the Company’s direct premiums and escrow fees in the first quarter of 2017 as compared with the first quarter of 2016.

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

Information and other revenues were $199.2 million and $379.3 million for the three and six months ended June 30, 2017, respectively, increases of $17.3 million, or 9.5%, and $43.1 million, or 12.8%, when compared with the respective periods of the prior year.  The increases were driven by recent acquisitions.  Excluding the $19.6 million and $44.6 million impact of new acquisitions for the three and six months ended June 30, 2017, respectively, information and other revenues decreased $2.3 million, or 1.3%, and $1.5 million, or 0.4%, when compared with the respective periods of the prior year.  The decreases in information and other revenues for the three and six months ended June 30, 2017, adjusted for the impact of acquisitions, were due to lower demand for the Company’s default information products and lower valuation and other automated product revenue, partially offset by higher fees earned on non-insured products related to commercial transactions.  The lower demand for the Company’s default information products was attributable to lower loss mitigation activities and the lower valuation and other automated product revenue was attributable to lower mortgage origination volumes.

Net investment income totaled $34.7 million and $61.3 million for the three and six months ended June 30, 2017, respectively, increases of $7.2 million, or 26.2%, and $8.9 million, or 16.9%, when compared with the respective periods of the prior year. The increases were primarily attributable to the increase in short-term interest rates that drove higher interest income from balances held in connection with the tax-deferred property exchange business and the title insurance and services segment’s debt securities portfolio.  In addition, interest income from the debt securities portfolio was higher from a larger allocation to higher-yielding municipal bonds and an increase in average balances when compared to the same periods of the prior year.

Net realized investment gains totaled $16.7 million and $16.5 million for the three and six months ended June 30, 2017, respectively, and were primarily from the sales of equity securities and, to a lesser extent, a gain recognized from the redemption of preferred stock held by the Company.  Net realized investment gains totaled $7.8 million and $10.8 million for the three and six months ended June 30, 2016, respectively, and were primarily from the sales of equity securities.  Net realized investment gains for the six months ended June 30, 2016 also included gains from the sales of real estate and certain regional operations.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $415.6 million and $800.4 million for the three and six months ended June 30, 2017, respectively, increases of $25.8 million, or 6.6%, and $55.5 million, or 7.5%, when compared with the respective periods of the prior year.  The increases were primarily driven by recent acquisitions.  Excluding the $13.8 million and $32.5 million impact of new acquisitions for the three and six months ended June 30, 2017, respectively, personnel costs increased $12.0 million, or 3.1%, and $23.0 million, or 3.1%, when compared with the respective periods of the prior year.  The increases in personnel costs for the three and six months ended June 30, 2017, adjusted for the impact of new acquisitions, were primarily attributable to higher salary expense due to an increase in average salaries and higher incentive compensation expense due to higher revenue and profitability, partially offset by a decrease in temporary labor costs and overtime expense.

Agents retained $435.8 million and $889.7 million of title premiums generated by agency operations for the three and six months ended June 30, 2017, respectively, which compares with $403.7 million and $808.7 million for the respective periods of the prior year. The percentage of title premiums retained by agents was 78.7% and 78.8% for the three and six months ended June 30, 2017, respectively, compared to 78.3% and 78.7% for the respective periods of the prior year.

Other operating expenses for the title insurance and services segment were $199.7 million and $383.0 million for the three and six months ended June 30, 2017, respectively, increases of $4.2 million, or 2.2%, and $22.0 million, or 6.1%, when compared with the respective periods of the prior year.  The increases were driven by recent acquisitions.  Excluding the $9.4 million and $18.1 million impact of new acquisitions for the three and six months ended June 30, 2017, respectively, other operating expenses decreased $5.2 million, or 2.6%, and increased $3.9 million, or 1.1%, when compared with the respective periods of the prior year.  The decrease for the three months ended June 30, 2017, adjusted for the impact of acquisitions, was attributable to small decreases across a number of expense categories.  The increase for the six months ended June 30, 2017, adjusted for the impact of acquisitions, was primarily attributable to the first quarter of 2016 benefiting from the recovery of an insurance claim.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the three and six months ended June 30, 2017 compared to 5.5% for the three and six months ended June 30, 2016. The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years. The second quarter of 2016 rate of 5.5% reflected the ultimate loss rate of 5.0% for the 2016 policy year and a $5.2 million net increase in the loss reserve estimates for prior policy years.

Depreciation and amortization expense was $28.6 million and $57.1 million for the three and six months ended June 30, 2017, respectively, increases of $6.1 million, or 27.3%, and $13.6 million, or 31.2%, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher amortization expense associated with internally developed technology, including $2.0 million and $4.1 million for the three and six months ended June 30, 2017, respectively, from accelerated amortization as the result of a shortened useful life for a software interface.  The increases were also due to amortization expense associated with purchased software licenses that was previously included in other operating expenses.

Premium taxes were $15.3 million and $29.1 million for the three and six months ended June 30, 2017, respectively, increases of $1.0 million, or 7.1%, and $1.9 million, or 7.0%, respectively, compared to $14.2 million and $27.2 million for the same periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for the three and six months ended June 30, 2017 and 2016.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Pre-tax margins for the three and six months ended June 30, 2017 were 14.8% and 11.6%, respectively, compared with 13.7% and 11.0% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues
Direct premiums	$108,844	$101,104	$7,740	7.7%	$213,894	$198,978	$14,916	7.5%
Information and other	2,874	819	2,055	250.9	5,613	1,640	3,973	242.3
Net investment income	2,321	2,254	67	3.0	4,650	4,490	160	3.6
Net realized investment gains	1,123	247	876	354.7	1,270	2,357	(1,087)	(46.1)
	115,162	104,424	10,738	10.3	225,427	207,465	17,962	8.7
Expenses
Personnel costs	17,891	17,023	868	5.1	35,154	33,802	1,352	4.0
Other operating expenses	16,766	14,209	2,557	18.0	34,051	28,961	5,090	17.6
Provision for policy losses and other claims	67,472	65,234	2,238	3.4	129,998	121,816	8,182	6.7
Depreciation and amortization	1,547	1,459	88	6.0	3,098	2,707	391	14.4
Premium taxes	1,926	1,781	145	8.1	3,525	3,217	308	9.6
	105,602	99,706	5,896	5.9	205,826	190,503	15,323	8.0
Income before income taxes	$9,560	$4,718	$4,842	102.6%	$19,601	$16,962	$2,639	15.6%
Margins	8.3%	4.5%	3.8%	84.4%	8.7%	8.2%	0.5%	6.1%

Direct premiums were $108.8 million and $213.9 million for the three and six months ended June 30, 2017, respectively, increases of $7.7 million, or 7.7%, and $14.9 million, or 7.5%, when compared with the respective periods of the prior year. The increases were attributable to higher premiums earned in the home warranty business driven by an increase in the number of home warranty residential service contracts issued and an increase in the average price charged per contract.

Information and other revenues were $2.9 million and $5.6 million for the three and six months ended June 30, 2017, respectively, increases of $2.1 million, or 250.9%, and $4.0 million, or 242.3%, when compared with the respective periods of the prior year.  The increases were due to a change in how the Company reports installment fees related to home warranty residential service contracts.  Beginning December 31, 2016, the Company reported installment fees in information and other revenues, while prior to December 31, 2016, the Company reported installment fees as a reduction in other operating expenses.  This change resulted in an increase to information and other revenues and an increase to other operating expenses of $2.1 million and $4.0 million for the three and six months ended June 30, 2017 when compared with the respective periods of the prior year.

Net realized investment gains totaled $1.1 million and $1.3 million for the three and six months ended June 30, 2017, respectively, and $0.2 million and $2.4 million for the three and six months ended June 30, 2016, respectively.  The net realized gains for the three and six months ended June 30, 2017 were from the sales of debt and equity securities.  The net realized gains for the three months ended June 30, 2016 were from the sales of debt securities.  The net realized gains for the six months ended June 30, 2016 were primarily from the sale of real estate.

Personnel costs and other operating expenses were $34.7 million and $69.2 million for the three and six months ended June 30, 2017, respectively, increases of $3.4 million, or 11.0%, and $6.4 million, or 10.3%, when compared with the respective periods of the prior year. The increases were primarily attributable to a change in how the Company reports installment fees related to home warranty residential service contracts which is further discussed above.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 57.9% and 53.9% for the three and six months ended June 30, 2017, respectively, compared with 66.6% and 60.0% for the respective periods of the prior year.  The decrease in the claims rate for the three months ended June 30, 2017 was primarily attributable to a decrease in the severity of claims and, to a lesser extent, a decrease in the frequency of claims and an increase in average revenue per contract.  The decrease in the severity of claims was primarily due to more efficient claims management, which was mainly driven by improved rates with contractors and more efficient allocation of claims to contractors.  The severity and frequency of home warranty claims also benefited from milder weather conditions when compared to the same quarter of the prior year.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 71.9% and 77.0% for the three and six months ended June 30, 2017, respectively, compared with 60.0% and 63.9% for the respective periods of the prior year.  The increase in the claims rate for the three months ended June 30, 2017 was primarily attributable to an increase in the frequency of claims, partially offset by a decrease in the severity of claims.

Premium taxes were $1.9 million and $3.5 million for the three and six months ended June 30, 2017, respectively, compared with $1.8 million and $3.2 million for the respective periods of the prior year. Premium taxes as a percentage of specialty insurance segment premiums were 1.8% and 1.6% for the three and six months ended June 30, 2017 and 2016, respectively.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pre-tax margins for the three and six months ended June 30, 2017 were 8.3% and 8.7%, respectively, compared with 4.5% and 8.2% in the respective periods of the prior year.

Corporate

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues
Net investment income	$2,646	$1,202	$1,444	120.1%	$6,764	$1,410	$5,354	379.7%
	2,646	1,202	1,444	120.1	6,764	1,410	5,354	379.7
Expenses
Personnel costs	10,935	10,903	32	0.3	23,966	21,756	2,210	10.2
Other operating expenses	6,609	6,663	(54)	(0.8)	13,727	13,094	633	4.8
Depreciation and amortization	41	96	(55)	(57.3)	86	192	(106)	(55.2)
Interest	7,772	7,088	684	9.7	16,100	14,242	1,858	13.0
	25,357	24,750	607	2.5	53,879	49,284	4,595	9.3
Loss before income taxes	$(22,711)	$(23,548)	$837	3.6%	$(47,115)	$(47,874)	$759	1.6%

Net investment income totaled $2.6 million and $6.8 million for the three and six months ended June 30, 2017, respectively, compared with $1.2 million and $1.4 million for the respective periods of the prior year.  The increases in net investment income for the three and six months ended June 30, 2017 were primarily attributable to higher earnings on investments associated with the Company’s deferred compensation plan when compared to the same periods of 2016.

Corporate personnel costs and other operating expenses were $17.5 million and $37.7 million for the three and six months ended June 30, 2017, respectively, compared with $17.6 million and $34.9 million for the respective periods of the prior year.  These expenses for the three months ended June 30, 2017 were essentially flat when compared to the same period in 2016.  The increase for the six months ended June 30, 2017 was due to increased costs related to the investments associated with the Company’s deferred compensation plan, partially offset by lower expense related to the Company’s defined benefit pension and supplemental benefit plans.

Interest expense was $7.8 million and $16.1 million for the three and six months ended June 30, 2017, respectively, increases of $0.7 million, or 9.7%, and $1.9 million, or 13.0%, when compared with the respective periods of the prior year.  The increases were due to the Company borrowing $160.0 million under its credit facility during September 2016.

Eliminations

The Company’s inter-segment eliminations were not material for the three and six months ended June 30, 2017 and 2016.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 33.8% and 32.9% for the three and six months ended June 30, 2017, respectively, compared with 33.3% and 32.3% for the respective periods of the prior year.  The Company’s effective tax rate for 2017 reflects the adoption of new accounting guidance related to the accounting for share-based payment transactions, which requires, among other items, that all excess tax benefits and tax deficiencies associated with share-based payment transactions be recorded in income tax expense rather than in additional paid-in capital, as previously required.  The impact to the Company of adopting this guidance was a reduction in income tax expense of $0.3 million and $2.7 million for the three and six months ended June 30, 2017, respectively.  See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements for further discussion of the new guidance.  The Company’s effective tax rate for 2016 reflects the resolution of certain tax authority examinations and tax credits claimed in 2016 and in prior years.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary. The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets. The Company’s ability or failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets.  Based on actual future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted in the next 12 months.

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and six months ended June 30, 2017 was $121.9 million and $180.0 million, respectively, compared with $102.5 million and $155.1 million for the respective periods of the prior year. Net income attributable to the Company for the three and six months ended June 30, 2017 was $122.3 million, or $1.09 per diluted share, and $180.5 million, or $1.61 per diluted share, respectively, compared with $102.1 million, or $0.92 per diluted share, and $154.7 million, or $1.40 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities amounted to $234.6 million and $146.4 million for the six months ended June 30, 2017 and 2016, respectively, after claim payments, net of recoveries, of $225.8 million and $225.6 million, respectively. The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2017 and 2016 were purchases of debt and equity securities, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the six months ended June 30, 2017 and 2016 were proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The net effect of all activities on total cash and cash equivalents were increases of $160.6 million and $214.5 million for the six months ended June 30, 2017 and 2016, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments.  In June 2017, the Company paid a second quarter cash dividend of 34 cents per common share.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.4 million remained as of June 30, 2017. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  The Company did not repurchase any shares of its common stock during the six months ended June 30, 2017 and as of June 30, 2017, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.6 million.

Holding Company.     First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of June 30, 2017, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries for the remainder of 2017, without prior approval from applicable regulators, was $753.7 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of June 30, 2017, the holding company’s sources of liquidity included $255.0 million of cash and cash equivalents and $540.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $700.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes. At June 30, 2017, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 2.98%.

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

At the Company’s election, borrowings under the credit agreement bear interest at either (a) the Alternate Base Rate plus the applicable spread or (b) the Adjusted LIBOR rate plus the applicable spread (in each case as defined in the agreement). The Company may select interest periods of one, two, three or six months or (if agreed to by all lenders) such other number of months for Eurodollar borrowings of loans. The applicable spread varies depending upon the debt rating assigned by Moody’s Investor Service, Inc. (“Moody’s”) and/or Standard & Poor’s Rating Services (“S&P”). The minimum applicable spread for Alternate Base Rate borrowings is 0.625% and the maximum is 1.00%. The minimum applicable spread for Adjusted LIBOR rate borrowings is 1.625% and the maximum is 2.00%. The rate of interest on Incremental Term Loans will be established at or about the time such loans are made and may differ from the rate of interest on revolving loans.

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of June 30, 2017, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During the six months ended June 30, 2017, the Company financed securities for funds received totaling $5.0 million under these agreements. As of June 30, 2017, no amounts remained outstanding under these agreements.

Notes and contracts payable as a percentage of total capitalization was 18.7% and 19.6% at June 30, 2017 and December 31, 2016, respectively.

Investment Portfolio.   The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of June 30, 2017, 92% of the Company’s investment portfolio consisted of fixed income securities, of which 60% were United States government-backed or rated AAA and 94% were rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from S&P, DBRS, Inc., Fitch Ratings, Inc. and Moody’s. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s investment portfolio at June 30, 2017, see Note 3 Debt and Equity Securities to the condensed consolidated financial statements.

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $7.5 billion and $6.8 billion at June 30, 2017 and December 31, 2016, respectively, of which $3.0 billion and $2.6 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.4 billion and $3.2 billion at June 30, 2017 and December 31, 2016, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.5 billion and $2.0 billion at June 30, 2017 and December 31, 2016, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

At June 30, 2017 and December 31, 2016, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $7.4 million and $7.1 million, respectively. The guarantee arrangements relate to promissory notes and other contracts that contingently require the Company to make payments to the guaranteed party upon the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential obligation under these guarantees totaled $7.4 million and $7.1 million at June 30, 2017 and December 31, 2016, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its condensed consolidated balance sheets related to these guarantees at June 30, 2017 and December 31, 2016.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of June 30, 2017, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

•

overcharged or improperly charged fees for products and services, conspired to fix prices, participated in the conveyance of illusory property interests, denied home warranty claims, improperly handled property and casualty claims, and gave items of value to brokers and others as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including

•	Chavez v. First American Specialty Insurance Company, filed on June 29, 2017 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Downing v. First American Title Insurance Company, et al., filed on July 26, 2016 and pending in the United States District Court for the Northern District of Georgia,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kirk v. First American Financial Corporation, et al., filed on June 15, 2006 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Lennen v. First American Financial Corporation, et al., filed on May 19, 2016 and pending in the United States District court for the Middle District of Florida,
•	McCormick v. First American Real Estate Services, Inc., et al., filed on December 31, 2015 and pending in the Superior Court of the State of California, County of Orange,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017, pending in the Superior Court of the State of California, County of Sacramento,
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles, and
•	In re First American Home Buyers Protection Corporation, consolidated on October 9, 2014 and pending in the United States District Court for the Southern District of California.

All of these lawsuits, except Kaufman, Kirk and Sjobring, are putative class actions for which a class has not been certified. In Kaufman a class was certified but that certification was subsequently vacated. A trial of the Kirk matter has concluded and the judgment has been affirmed on appeal. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is not material to the condensed consolidated financial statements as a whole.

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

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and investment advisory businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies. Currently, governmental agencies are examining or investigating certain of the Company’s operations. These exams or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, real estate settlement service, customer acquisition and retention practices and agency relationships. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts. While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of June 30, 2017 are $1.1 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

5. Changes in government regulation could prohibit or limit the Company’s operations, make it more burdensome to conduct such operations or result in decreased demand for the Company’s products and services

Many of the Company’s businesses, including its title insurance, property and casualty insurance, home warranty, banking, trust and investment businesses, are regulated by various federal, state, local and foreign governmental agencies. These and other of the Company’s businesses also operate within statutory guidelines. The industry in which the Company operates and the markets into which it sells its products are also regulated and subject to statutory guidelines. Changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes, enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit its future operations or make it more burdensome to conduct such operations or result in decreased demand for the Company’s products and services or a change in our competitive position. The impact of these changes would be more significant if they involve jurisdictions in which the Company generates a greater portion of its title premiums, such as the states of Arizona, California, Florida, Michigan, New York, Ohio, Pennsylvania and Texas. These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

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

14. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $113.7 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

21. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of June 30, 2017, under such regulations, the maximum amount of dividends, loans and advances available for the remainder of 2017 from these insurance subsidiaries, without prior approval from applicable regulators, was $753.7 million.

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
Mark E. Seaton
Chief Financial Officer (Principal Financial Officer)

Date: July 27, 2017

EXHIBIT INDEX

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2010.

3.2	Amended and Restated Bylaws of First American Financial Corporation, effective as of February 20, 2015.	Incorporated by reference herein to Exhibit 3.2 to the Annual Report on Form 10-K for the year ended December 31, 2014.

10.1	First American Financial Corporation 2010 Incentive Compensation Plan, amended and restated effective as of May 9, 2017.	Incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K dated May 9, 2017.

10.2	Second Amendment effective July 1, 2017, to the amended and restated First American Financial Corporation Deferred Compensation Plan.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.