Form 10-Q
period 2017-09-30
First American Financial Corp
filed 2017-10-26
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

On October 20, 2017, there were 110,817,359 shares of common stock outstanding.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$1,141,915	$1,006,138
Accounts and accrued income receivable, net	341,395	299,799
Income taxes receivable	11,102	67,970
Investments:
Deposits with banks	20,940	21,222
Debt securities, includes pledged securities of $100,681 and $110,647	4,803,484	4,553,363
Equity securities	446,185	404,085
Other investments	120,514	162,029
	5,391,123	5,140,699
Property and equipment, net	438,136	434,050
Title plants and other indexes	566,599	564,309
Deferred income taxes	20,037	20,037
Goodwill	1,145,464	1,017,417
Other intangible assets, net	75,126	78,898
Other assets	216,150	202,460
	$9,347,047	$8,831,777
Liabilities and Equity
Deposits	$2,965,426	$2,779,478
Accounts payable and accrued liabilities	741,569	793,955
Deferred revenue	250,917	228,905
Reserve for known and incurred but not reported claims	1,021,648	1,025,863
Income taxes payable	92,841	10,376
Deferred income taxes	242,158	242,158
Notes and contracts payable	734,091	736,693
	6,048,650	5,817,428
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—110,817 shares and 109,944 shares	1	1
Additional paid-in capital	2,226,691	2,191,756
Retained earnings	1,128,981	1,046,822
Accumulated other comprehensive loss	(61,779)	(230,400)
Total stockholders’ equity	3,293,894	3,008,179
Noncontrolling interests	4,503	6,170
Total equity	3,298,397	3,014,349
	$9,347,047	$8,831,777

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Direct premiums and escrow fees	$651,104	$649,726	$1,819,193	$1,775,615
Agent premiums	629,186	625,953	1,757,796	1,653,990
Information and other	201,819	188,727	586,179	526,575
Net investment income	44,460	34,422	117,109	92,717
Net realized investment (losses) gains	(7,001)	9,516	10,763	22,692
	1,519,568	1,508,344	4,291,040	4,071,589
Expenses
Personnel costs	599,380	438,692	1,458,928	1,239,129
Premiums retained by agents	497,911	495,130	1,387,608	1,303,838
Other operating expenses	218,959	219,959	649,182	622,995
Provision for policy losses and other claims	120,349	137,015	333,695	366,473
Depreciation and amortization	36,000	24,491	96,292	70,905
Premium taxes	19,900	18,288	52,527	48,692
Interest	9,107	7,838	26,812	23,427
	1,501,606	1,341,413	4,005,044	3,675,459
Income before income taxes	17,962	166,931	285,996	396,130
Income tax (benefit) expense	(3,224)	59,539	84,846	133,615
Net income	21,186	107,392	201,150	262,515
Less: Net (loss) income attributable to noncontrolling interests	(197)	72	(772)	545
Net income attributable to the Company	$21,383	$107,320	$201,922	$261,970
Net income per share attributable to the Company's stockholders (Note 8):
Basic	$0.19	$0.97	$1.81	$2.37
Diluted	$0.19	$0.96	$1.80	$2.36
Cash dividends declared per share	$0.38	$0.34	$1.06	$0.86
Weighted-average common shares outstanding (Note 8):
Basic	111,799	110,571	111,578	110,423
Diluted	112,575	111,251	112,254	111,006

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$21,186	$107,392	$201,150	$262,515
Other comprehensive income (loss), net of tax:
Unrealized gains on securities	13,929	2,579	52,014	52,087
Foreign currency translation adjustment	11,415	(3,459)	23,558	3,066
Pension benefit adjustment	85,891	3,602	93,061	10,819
Total other comprehensive income, net of tax	111,235	2,722	168,633	65,972
Comprehensive income	132,421	110,114	369,783	328,487
Less: Comprehensive (loss) income attributable to noncontrolling interests	(192)	77	(760)	566
Comprehensive income attributable to the Company	$132,613	$110,037	$370,543	$327,921

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2016	109,944	$1	$2,191,756	$1,046,822	$(230,400)	$3,008,179	$6,170	$3,014,349
Net income (loss) for nine months ended September 30, 2017	—	—	—	201,922	—	201,922	(772)	201,150
Dividends on common shares	—	—	—	(117,174)	—	(117,174)	—	(117,174)
Shares issued in connection with share-based compensation plans	873	—	3,784	(2,589)	—	1,195	—	1,195
Share-based compensation	—	—	31,196	—	—	31,196	—	31,196
Net activity related to noncontrolling interests	—	—	(45)	—	—	(45)	(907)	(952)
Other comprehensive income (Note 12)	—	—	—	—	168,621	168,621	12	168,633
Balance at September 30, 2017	110,817	$1	$2,226,691	$1,128,981	$(61,779)	$3,293,894	$4,503	$3,298,397

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$201,150	$262,515
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	333,695	366,473
Depreciation and amortization	96,292	70,905
Amortization of premiums and accretion of discounts on debt securities, net	25,013	20,267
Excess tax benefits from share-based compensation	—	(3,197)
Net realized investment gains	(10,763)	(22,692)
Share-based compensation	31,196	28,096
Equity in earnings of affiliates, net	(4,550)	(5,771)
Dividends from equity method investments	9,593	7,953
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(351,397)	(351,349)
Net change in income tax accounts	34,462	20,765
Increase in accounts and accrued income receivable	(11,907)	(43,454)
Increase (decrease) in accounts payable and accrued liabilities	95,383	(99,777)
Increase in deferred revenue	20,313	23,342
Other, net	(12,953)	(21,857)
Cash provided by operating activities	455,527	252,219
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(82,993)	(73,173)
Net decrease in deposits with banks	1,171	608
Purchases of debt and equity securities	(1,276,401)	(1,490,824)
Proceeds from sales of debt and equity securities	599,365	494,717
Proceeds from maturities of debt securities	457,334	744,411
Net change in other investments	2,555	2,798
Capital expenditures	(103,064)	(103,735)
Proceeds from sales of property and equipment	9,882	9,218
Cash used for investing activities	(392,151)	(415,980)
Cash flows from financing activities:
Net change in deposits	185,948	519,113
Net proceeds from issuance of debt	—	160,000
Repayment of debt	(4,128)	(3,745)
Net activity related to noncontrolling interests	(964)	(1,004)
Excess tax benefits from share-based compensation	—	3,197
Net proceeds (payments) in connection with share-based compensation plans	1,195	(754)
Purchase of Company shares	—	(454)
Cash dividends	(117,174)	(94,202)
Cash provided by financing activities	64,877	582,151
Effect of exchange rate changes on cash	7,524	(2,399)
Net increase in cash and cash equivalents	135,777	415,991
Cash and cash equivalents—Beginning of period	1,006,138	1,027,321
Cash and cash equivalents—End of period	$1,141,915	$1,443,312
Supplemental information:
Cash paid during the period for:
Interest	$24,619	$21,097
Premium taxes	$55,233	$54,151
Income taxes, less refunds of $52,828 and $2,731	$50,264	$112,401

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

Out-of-Period Adjustments

During the third quarter of 2017, the Company identified certain title plant assets within its title insurance and services segment that should have been previously written off, and certain title plant imaging assets that were misclassified as title plant assets.  To correct for these errors, the Company recorded adjustments to net realized investment gains, depreciation and amortization and title plants and other indexes.  The impact of these adjustments included an increase to depreciation and amortization of $4.7 million,  a decrease to net realized investment gains of $1.8 million and a decrease to title plant and other indexes of $6.5 million.  In addition, during the third quarter of 2017, the Company recorded adjustments to correct for errors in recording certain personnel costs within its title insurance and services segment.  The impact of these adjustments included an increase to personnel costs of $9.0 million, a decrease to other assets of $8.5 million and an increase in accounts payable and accrued liabilities of $0.5 million.

The Company does not consider these adjustments to be material, individually or in the aggregate, to either the current period or any previously issued condensed consolidated financial statements.

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

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets.  The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of recognition.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  Revenue from insurance contracts is not within the scope of this guidance.  In August 2015, the FASB issued updated guidance which defers the effective date of this guidance by one year.  In 2016, the FASB issued additional updates to the new guidance primarily to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, accounting for licenses of intellectual property, and to provide narrow-scope improvements and additional practical expedients.  In February 2017, the FASB issued an additional update to the new guidance to clarify the scope of derecognition guidance for nonfinancial assets and to provide guidance for partial sales of nonfinancial assets.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption prohibited. The Company expects to adopt the new guidance under the modified retrospective approach and, except for certain disclosure requirements, does not expect the new guidance to have a material impact on its condensed consolidated financial statements.

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $7.9 billion and $6.8 billion at September 30, 2017 and December 31, 2016, respectively, of which $2.8 billion and $2.6 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.5 billion and $3.2 billion at September 30, 2017 and December 31, 2016, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.3 billion and $2.0 billion at September 30, 2017 and December 31, 2016, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Note 3 – Debt and Equity Securities

Investments in debt securities, classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		Gains	Losses
September 30, 2017
U.S. Treasury bonds	$145,396	$1,484	$(1,427)	$145,453
Municipal bonds	1,068,611	14,546	(10,795)	1,072,362
Foreign government bonds	162,550	556	(1,457)	161,649
Governmental agency bonds	223,546	1,063	(2,891)	221,718
Governmental agency mortgage-backed securities	2,238,222	4,098	(16,400)	2,225,920
U.S. corporate debt securities	716,299	13,400	(2,771)	726,928
Foreign corporate debt securities	244,777	5,201	(524)	249,454
	$4,799,401	$40,348	$(36,265)	$4,803,484
December 31, 2016
U.S. Treasury bonds	$155,441	$416	$(4,466)	$151,391
Municipal bonds	1,004,659	6,340	(26,666)	984,333
Foreign government bonds	141,887	600	(2,439)	140,048
Governmental agency bonds	197,343	691	(4,166)	193,868
Governmental agency mortgage-backed securities	2,187,482	2,983	(26,792)	2,163,673
U.S. corporate debt securities	675,683	8,282	(5,441)	678,524
Foreign corporate debt securities	240,526	2,490	(1,490)	241,526
	$4,603,021	$21,802	$(71,460)	$4,553,363

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in equity securities, classified as available-for-sale, are as follows:

	Cost	Gross unrealized		Estimated fair value
(in thousands)		Gains	Losses
September 30, 2017
Preferred stocks	$19,269	$202	$(944)	$18,527
Common stocks	381,622	47,204	(1,168)	427,658
	$400,891	$47,406	$(2,112)	$446,185
December 31, 2016
Preferred stocks	$18,926	$—	$(3,344)	$15,582
Common stocks	367,169	26,034	(4,700)	388,503
	$386,095	$26,034	$(8,044)	$404,085

Sales of debt and equity securities resulted in realized gains of $1.7 million and $8.9 million, and realized losses of $0.7 million and $0.2 million for the three months ended September 30, 2017 and 2016, respectively, and realized gains of $21.8 million and $22.1 million, and realized losses of $5.9 million and $7.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Gross unrealized losses on investments in debt and equity securities are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2017
Debt securities:
U.S. Treasury bonds	$61,500	$(584)	$20,177	$(843)	$81,677	$(1,427)
Municipal bonds	124,976	(775)	247,001	(10,020)	371,977	(10,795)
Foreign government bonds	97,341	(1,058)	10,471	(399)	107,812	(1,457)
Governmental agency bonds	106,783	(778)	81,053	(2,113)	187,836	(2,891)
Governmental agency mortgage-backed securities	686,814	(4,572)	832,251	(11,828)	1,519,065	(16,400)
U.S. corporate debt securities	113,028	(1,484)	50,152	(1,287)	163,180	(2,771)
Foreign corporate debt securities	62,671	(457)	3,492	(67)	66,163	(524)
Total debt securities	1,253,113	(9,708)	1,244,597	(26,557)	2,497,710	(36,265)
Equity securities	36,407	(485)	28,115	(1,627)	64,522	(2,112)
Total	$1,289,520	$(10,193)	$1,272,712	$(28,184)	$2,562,232	$(38,377)
December 31, 2016
Debt securities:
U.S. Treasury bonds	$111,748	$(4,466)	$—	$—	$111,748	$(4,466)
Municipal bonds	635,531	(26,317)	16,485	(349)	652,016	(26,666)
Foreign government bonds	63,044	(2,371)	324	(68)	63,368	(2,439)
Governmental agency bonds	148,112	(4,166)	—	—	148,112	(4,166)
Governmental agency mortgage-backed securities	1,295,790	(19,097)	432,349	(7,695)	1,728,139	(26,792)
U.S. corporate debt securities	193,533	(4,560)	24,499	(881)	218,032	(5,441)
Foreign corporate debt securities	78,658	(1,150)	8,154	(340)	86,812	(1,490)
Total debt securities	2,526,416	(62,127)	481,811	(9,333)	3,008,227	(71,460)
Equity securities	70,261	(1,173)	59,019	(6,871)	129,280	(8,044)
Total	$2,596,677	$(63,300)	$540,830	$(16,204)	$3,137,507	$(79,504)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at September 30, 2017, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$24,966	$48,269	$28,318	$43,843	$145,396
Estimated fair value	$24,937	$48,104	$28,338	$44,074	$145,453
Municipal bonds
Amortized cost	$61,831	$314,910	$254,976	$436,894	$1,068,611
Estimated fair value	$61,960	$318,703	$259,744	$431,955	$1,072,362
Foreign government bonds
Amortized cost	$7,772	$129,408	$9,699	$15,671	$162,550
Estimated fair value	$7,783	$128,568	$9,864	$15,434	$161,649
Governmental agency bonds
Amortized cost	$15,430	$106,826	$55,085	$46,205	$223,546
Estimated fair value	$15,415	$105,946	$54,607	$45,750	$221,718
U.S. corporate debt securities
Amortized cost	$29,681	$299,209	$314,805	$72,604	$716,299
Estimated fair value	$29,800	$302,345	$319,329	$75,454	$726,928
Foreign corporate debt securities
Amortized cost	$14,843	$120,804	$93,769	$15,361	$244,777
Estimated fair value	$14,869	$121,807	$96,350	$16,428	$249,454
Total debt securities excluding mortgage-backed securities
Amortized cost	$154,523	$1,019,426	$756,652	$630,578	$2,561,179
Estimated fair value	$154,764	$1,025,473	$768,232	$629,095	$2,577,564
Total mortgage-backed securities
Amortized cost					$2,238,222
Estimated fair value					$2,225,920
Total debt securities
Amortized cost					$4,799,401
Estimated fair value					$4,803,484

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity because borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the investment portfolio at September 30, 2017, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
September 30, 2017
Debt securities:
U.S. Treasury bonds	$145,453	100.0	$—	—	$—	—	$145,453	100.0
Municipal bonds	999,995	93.2	54,521	5.1	17,846	1.7	1,072,362	100.0
Foreign government bonds	133,945	82.9	22,184	13.7	5,520	3.4	161,649	100.0
Governmental agency bonds	221,718	100.0	—	—	—	—	221,718	100.0
Governmental agency mortgage-backed securities	2,225,920	100.0	—	—	—	—	2,225,920	100.0
U.S. corporate debt securities	249,320	34.3	262,936	36.2	214,672	29.5	726,928	100.0
Foreign corporate debt securities	123,674	49.6	96,553	38.7	29,227	11.7	249,454	100.0
Total debt securities	4,100,025	85.3	436,194	9.1	267,265	5.6	4,803,484	100.0
Preferred stocks	—	—	13,616	73.5	4,911	26.5	18,527	100.0
Total	$4,100,025	85.1	$449,810	9.3	$272,176	5.6	$4,822,011	100.0

As of September 30, 2017, the estimated fair value of total debt securities included $144.3 million of bank loans, of which $133.7 million was non-investment grade; $106.7 million of high yield corporate debt securities, all of which was non-investment grade; and $74.3 million of emerging market debt securities, of which $9.0 million was non-investment grade.

The composition of the investment portfolio in an unrealized loss position at September 30, 2017, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
September 30, 2017
Debt securities:
U.S. Treasury bonds	$81,677	100.0	$—	—	$—	—	$81,677	100.0
Municipal bonds	355,301	95.6	15,057	4.0	1,619	0.4	371,977	100.0
Foreign government bonds	95,300	88.4	9,663	9.0	2,849	2.6	107,812	100.0
Governmental agency bonds	187,836	100.0	—	—	—	—	187,836	100.0
Governmental agency mortgage-backed securities	1,519,065	100.0	—	—	—	—	1,519,065	100.0
U.S. corporate debt securities	46,440	28.5	80,803	49.5	35,937	22.0	163,180	100.0
Foreign corporate debt securities	40,649	61.4	23,108	34.9	2,406	3.7	66,163	100.0
Total debt securities	2,326,268	93.1	128,631	5.1	42,811	1.8	2,497,710	100.0
Preferred stocks	—	—	7,990	66.3	4,063	33.7	12,053	100.0
Total	$2,326,268	92.7	$136,621	5.4	$46,874	1.9	$2,509,763	100.0

As of September 30, 2017, the estimated fair value of total debt securities in an unrealized loss position included $26.4 million of bank loans, of which $26.0 million was non-investment grade; $11.6 million of high yield corporate debt securities, all of which was non-investment grade; and $15.4 million of emerging market debt securities, of which $3.6 million was non-investment grade.

The credit ratings in the above tables reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected. Governmental agency mortgage-backed securities are not rated by any of the ratings agencies; however, these securities have been included in the above table in the “A- or higher” category because the payments of principal and interest are guaranteed by the governmental agency that issued the security.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 4 – Goodwill

A summary of the changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2017, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2016	$970,652	$46,765	$1,017,417
Acquisitions	123,954	—	123,954
Foreign currency translation	4,391	—	4,391
Other adjustments	(298)	—	(298)
Balance as of September 30, 2017	$1,098,699	$46,765	$1,145,464

The Company’s four reporting units for purposes of assessing goodwill for impairment are title insurance, home warranty, property and casualty insurance and trust and other services. During the nine months ended September 30, 2017 there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount.

For further discussion about the Company’s acquisitions for the three and nine months ended September 30, 2017, see Note 14 Business Combinations.

Note 5 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	September 30, 2017	December 31, 2016
Finite-lived intangible assets:
Customer relationships	$77,600	$78,542
Noncompete agreements	10,210	10,007
Trademarks	7,210	6,472
Internal-use software licenses	27,632	16,038
Patents	2,840	2,840
	125,492	113,899
Accumulated amortization	(67,250)	(51,885)
	58,242	62,014
Indefinite-lived intangible assets:
Licenses	16,884	16,884
	$75,126	$78,898

Amortization expense for finite-lived intangible assets was $7.0 million and $19.7 million for the three and nine months ended September 30, 2017, respectively, and $3.7 million and $9.3 million for the three and nine months ended September 30, 2016, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2017	$7,975
2018	$15,920
2019	$9,210
2020	$5,221
2021	$2,976
2022	$2,380

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 6 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Nine months ended September 30,
(in thousands)	2017	2016
Balance at beginning of period	$1,025,863	$983,880
Provision related to:
Current year	330,342	345,556
Prior years	3,353	20,917
	333,695	366,473
Payments, net of recoveries, related to:
Current year	165,914	160,693
Prior years	185,483	190,656
	351,397	351,349
Other	13,487	19,036
Balance at end of period	$1,021,648	$1,018,040

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the three and nine months ended September 30, 2017 compared to 5.5% for the three and nine months ended September 30, 2016.  The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years. The third quarter of 2016 rate of 5.5% reflected the ultimate loss rate of 5.0% for the 2016 policy year and a $5.8 million net increase in the loss reserve estimates for prior policy years.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	September 30, 2017		December 31, 2016
Known title claims	$74,755	7.3%	$83,805	8.1%
Incurred but not reported claims	889,079	87.0%	888,126	86.6%
Total title claims	963,834	94.3%	971,931	94.7%
Non-title claims	57,814	5.7%	53,932	5.3%
Total loss reserves	$1,021,648	100.0%	$1,025,863	100.0%

Note 7 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were -17.9% and 29.7% for the three and nine months ended September 30, 2017, respectively, and 35.7% and 33.7% for the three and nine months ended September 30, 2016, respectively. The Company’s effective tax rates differ from the statutory federal rate of 35% primarily due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contributions to pretax income and changes in the ratio of permanent differences to income before income taxes. The Company’s effective tax rates for 2017 also reflect state tax benefits relating to the termination of the Company’s pension plan, as well as the release of reserves relating to tax positions taken on prior year tax returns.  In addition, the Company’s effective tax rates for 2017 reflect the adoption of new accounting guidance related to the accounting for share-based payment transactions, which requires, among other items, that all excess tax benefits and tax deficiencies associated with share-based payment transactions be recorded in income tax expense rather than in additional paid-in capital, as previously required.  The impact to the Company of adopting this guidance was a reduction in income tax expense of $0.1 million and $2.8 million for the three and nine months ended September 30, 2017, respectively.  See Note 1 Basis of Condensed Consolidated Financial Statements for further discussion of the new guidance.  The Company’s effective tax rates for 2016 also reflect the resolution of certain tax authority examinations and tax credits claimed in 2016 and in prior years.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

In connection with the Company’s June 2010 spin-off from its prior parent, which subsequently assumed the name CoreLogic, Inc. (“CoreLogic”), it entered into a tax sharing agreement which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax related matters. At September 30, 2017 and December 31, 2016, the Company had a net payable to CoreLogic of $13.0 million and $16.3 million, respectively, related to tax matters prior to the spin-off. This amount is included in the Company’s condensed consolidated balance sheets in accounts payable and accrued liabilities. The decrease during the current year was primarily due to payments made for tax matters prior to the spin-off.

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

As of September 30, 2017 and December 31, 2016, the liability for income taxes associated with uncertain tax positions was $12.8 million and $18.1 million, respectively. The net decrease in the liability during 2017 was primarily attributable to settlements with taxing authorities relating to tax positions taken by the Company on prior year tax returns. As of September 30, 2017 and December 31, 2016, the liability could be reduced by $5.4 million and $5.7 million, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes. The net amounts of $7.4 million and $12.4 million as of September 30, 2017 and December 31, 2016, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of September 30, 2017 and December 31, 2016, the Company had accrued $4.5 million and $4.1 million, respectively, of interest and penalties (net of tax benefits of $2.0 million and $1.8 million, respectively) related to uncertain tax positions.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 8 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2017	2016	2017	2016
Numerator
Net income attributable to the Company	$21,383	$107,320	$201,922	$261,970
Denominator
Basic weighted-average shares	111,799	110,571	111,578	110,423
Effect of dilutive employee stock options and restricted stock units (“RSUs”)	776	680	676	583
Diluted weighted-average shares	112,575	111,251	112,254	111,006
Net income per share attributable to the Company’s stockholders
Basic	$0.19	$0.97	$1.81	$2.37
Diluted	$0.19	$0.96	$1.80	$2.36

For the three and nine months ended September 30, 2017, 1 thousand RSUs and 8 thousand RSUs, respectively, were excluded from weighted-average diluted common shares outstanding due to their antidilutive effect. For the three months ended September 30, 2016, no RSUs had an antidilutive effect on weighted-average diluted common shares outstanding, and for the nine months ended September 30, 2016, 17 thousand RSUs were excluded from weighted-average diluted common shares outstanding due to their antidilutive effect. No stock options had an antidilutive effect on weighted-average diluted common shares outstanding for either period in the current year or in the prior year.

Note 9 – Employee Benefit Plans

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Expense:
Service costs	$184	$260	$551	$781
Interest costs	2,086	5,999	11,185	18,000
Settlement costs	152,388	—	152,388	—
Expected return on plan assets	—	(3,083)	(4,740)	(9,250)
Amortization of net actuarial loss	1,958	7,043	15,792	21,153
Amortization of prior service credit	(1,045)	(1,211)	(3,268)	(3,633)
	$155,571	$9,008	$171,908	$27,051

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The pension plans offered participants annuity payments based on a number of factors and, for certain participants, an alternative lump sum distribution option.  During 2016, the Company made additional cash contributions of $84.8  million above scheduled amounts and offered lump sum distributions to certain participants. The lump sum distributions were settled through distributions of pension plan assets in the fourth quarter totaling $127.2  million for which the Company recognized $66.3  million in settlement costs.

The Company made cash contributions of $34.0 million in March 2017 to fully fund its pension obligation.  In July 2017, the Company completed the transfer of all remaining benefit obligations related to the pension plans to a highly rated insurance company and recognized $152.4 million in settlement costs in the condensed consolidated statements of income in the third quarter of 2017.

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of September 30, 2017 and December 31, 2016:

(in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2017
Assets:
Debt securities:
U.S. Treasury bonds	$145,453	$—	$145,453	$—
Municipal bonds	1,072,362	—	1,072,362	—
Foreign government bonds	161,649	—	161,649	—
Governmental agency bonds	221,718	—	221,718	—
Governmental agency mortgage-backed securities	2,225,920	—	2,225,920	—
U.S. corporate debt securities	726,928	—	714,419	12,509
Foreign corporate debt securities	249,454	—	248,581	873
	4,803,484	—	4,790,102	13,382
Equity securities:
Preferred stocks	18,527	18,527	—	—
Common stocks	427,658	427,658	—	—
	446,185	446,185	—	—
Total assets	$5,249,669	$446,185	$4,790,102	$13,382

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2016
Assets:
Debt securities:
U.S. Treasury bonds	$151,391	$—	$151,391	$—
Municipal bonds	984,333	—	984,333	—
Foreign government bonds	140,048	—	140,048	—
Governmental agency bonds	193,868	—	193,868	—
Governmental agency mortgage-backed securities	2,163,673	—	2,163,673	—
U.S. corporate debt securities	678,524	—	631,859	46,665
Foreign corporate debt securities	241,526	—	235,258	6,268
	4,553,363	—	4,500,430	52,933
Equity securities:
Preferred stocks	15,582	15,582	—	—
Common stocks	388,503	388,503	—	—
	404,085	404,085	—	—
Total assets	$4,957,448	$404,085	$4,500,430	$52,933

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2017 and 2016. Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  For the three and nine months ended September 30, 2017 and 2016, transfers between Level 2 and Level 3 were based on market liquidity and related transparency of pricing and associated observable inputs for certain of the Company’s corporate debt securities. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three months ended September 30, 2017 and 2016:

	September 30, 2017			September 30, 2016
(in thousands)	U.S. corporate debt securities	Foreign corporate debt securities	Total	U.S. corporate debt securities	Foreign corporate debt securities	Total
Fair value at beginning of period	$18,128	$1,915	$20,043	$14,493	$723	$15,216
Transfers into Level 3	3,747	573	4,320	5,968	—	5,968
Transfers out of Level 3	(6,788)	—	(6,788)	(4,546)	—	(4,546)
Net realized and unrealized gains (losses):
Included in earnings	26	(1)	25	5	—	5
Included in other comprehensive income (loss)	(86)	(5)	(91)	115	43	158
Purchases	901	149	1,050	1,866	1,045	2,911
Sales	(1,231)	—	(1,231)	(46)	(50)	(96)
Settlements	(2,188)	(1,758)	(3,946)	(356)	—	(356)
Fair value at end of period	$12,509	$873	$13,382	$17,499	$1,761	$19,260

The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the nine months ended September 30, 2017 and 2016:

	September 30, 2017			September 30, 2016
(in thousands)	U.S. corporate debt securities	Foreign corporate debt securities	Total	U.S. corporate debt securities	Foreign corporate debt securities	Total
Fair value at beginning of period	$46,665	$6,268	$52,933	$43,567	$6,572	$50,139
Transfers into Level 3	377	198	575	269	—	269
Transfers out of Level 3	(27,066)	(2,111)	(29,177)	(27,764)	(3,822)	(31,586)
Net realized and unrealized gains (losses):
Included in earnings	117	11	128	(88)	(48)	(136)
Included in other comprehensive income (loss)	(460)	(47)	(507)	1,053	88	1,141
Purchases	7,994	1,075	9,069	10,132	1,243	11,375
Sales	(2,824)	(1,954)	(4,778)	(4,750)	(1,045)	(5,795)
Settlements	(12,294)	(2,567)	(14,861)	(4,920)	(1,227)	(6,147)
Fair value at end of period	$12,509	$873	$13,382	$17,499	$1,761	$19,260

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

Deposits

The carrying values of escrow and other deposit accounts approximate fair value due to the short-term nature of these liabilities.

Notes and contracts payable

The fair value of notes and contracts payable is estimated based on current rates offered to the Company for debt of similar remaining maturities.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of September 30, 2017 and December 31, 2016:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
September 30, 2017
Assets:
Cash and cash equivalents	$1,141,915	$1,141,915	$1,141,915	$—	$—
Deposits with banks	$20,940	$20,887	$265	$20,622	$—
Notes receivable, net	$7,466	$7,297	$—	$—	$7,297
Liabilities:
Deposits	$2,965,426	$2,965,426	$2,965,426	$—	$—
Notes and contracts payable	$734,091	$756,536	$—	$752,070	$4,466

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2016
Assets:
Cash and cash equivalents	$1,006,138	$1,006,138	$1,006,138	$—	$—
Deposits with banks	$21,222	$21,176	$1,017	$20,159	$—
Notes receivable, net	$7,799	$7,542	$—	$—	$7,542
Liabilities:
Deposits	$2,779,478	$2,779,478	$2,779,478	$—	$—
Notes and contracts payable	$736,693	$734,812	$—	$729,658	$5,154

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 11 – Share-Based Compensation

The following table presents compensation expense associated with the Company’s share-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Expense:
RSUs	$5,866	$5,401	$28,634	$25,766
Stock options	69	68	203	203
Employee stock purchase plan	682	659	2,359	2,127
	$6,617	$6,128	$31,196	$28,096

The following table summarizes RSU activity for the nine months ended September 30, 2017:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2016	1,510	$33.38
Granted during 2017	893	$39.26
Vested during 2017	(957)	$34.53
Forfeited during 2017	(9)	$35.22
Unvested at September 30, 2017	1,437	$36.25

Note 12 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the nine months ended September 30, 2017:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2016	$(26,760)	$(63,576)	$(140,057)	$(230,393)
Change in unrealized gains (losses) on securities	81,044	—	—	81,044
Change in foreign currency translation adjustment	—	23,558	—	23,558
Net actuarial loss	—	—	(8,646)	(8,646)
Amortization of net actuarial loss	—	—	15,792	15,792
Amortization of prior service credit	—	—	(3,268)	(3,268)
Settlement costs	—	—	152,388	152,388
Tax effect	(29,030)	—	(63,205)	(92,235)
Balance at September 30, 2017	$25,254	$(40,018)	$(46,996)	$(61,760)
Allocated to the Company	$25,235	$(40,018)	$(46,996)	$(61,779)
Allocated to noncontrolling interests	19	—	—	19
Balance at September 30, 2017	$25,254	$(40,018)	$(46,996)	$(61,760)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended September 30, 2017 and 2016:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended September 30, 2017
Pretax change before reclassifications	$22,833	$11,415	$(8,646)	$25,602
Reclassifications out of AOCI	(928)	—	153,301	152,373
Tax effect	(7,976)	—	(58,764)	(66,740)
Total other comprehensive income (loss), net of tax	$13,929	$11,415	$85,891	$111,235
Three Months Ended September 30, 2016
Pretax change before reclassifications	$12,435	$(3,459)	$—	$8,976
Reclassifications out of AOCI	(8,687)	—	5,832	(2,855)
Tax effect	(1,169)	—	(2,230)	(3,399)
Total other comprehensive income (loss), net of tax	$2,579	$(3,459)	$3,602	$2,722

The following table presents the other comprehensive income (loss) reclassification adjustments for the nine months ended September 30, 2017 and 2016:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Nine Months Ended September 30, 2017
Pretax change before reclassifications	$95,329	$23,558	$(8,646)	$110,241
Reclassifications out of AOCI	(14,285)	—	164,912	150,627
Tax effect	(29,030)	—	(63,205)	(92,235)
Total other comprehensive income (loss), net of tax	$52,014	$23,558	$93,061	$168,633
Nine Months Ended September 30, 2016
Pretax change before reclassifications	$96,612	$3,066	$—	$99,678
Reclassifications out of AOCI	(13,222)	—	17,520	4,298
Tax effect	(31,303)	—	(6,701)	(38,004)
Total other comprehensive income (loss), net of tax	$52,087	$3,066	$10,819	$65,972

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Amounts reclassified from AOCI
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the condensed
	2017	2016	2017	2016	consolidated statements of income
Unrealized gains (losses) on securities:
Net realized gains on sales of securities	$928	$8,687	$14,285	$13,707	Net realized investment (losses) gains
Net other-than-temporary impairment losses	—	—	—	(485)	Net realized investment (losses) gains
Pretax total	$928	$8,687	$14,285	$13,222
Tax effect	$(332)	$(3,261)	$(5,778)	$(5,057)
Pension benefit adjustment:
Amortization of net actuarial loss	$(1,958)	$(7,043)	$(15,792)	$(21,153)	(1)
Amortization of prior service credit	1,045	1,211	3,268	3,633	(1)
Settlement costs	(152,388)	—	(152,388)	—	(1)
Pretax total	$(153,301)	$(5,832)	$(164,912)	$(17,520)
Tax effect	$62,276	$2,229	$66,702	$6,701

(1)	These components of AOCI are included in the computation of net periodic cost. See Note 9 Employee Benefit Plans for additional details.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses. These lawsuits include, among others, cases alleging, among other assertions, that the Company, one of its subsidiaries and/or one of its agents overcharged or improperly charged fees for products and services, conspired to fix prices, participated in the conveyance of illusory property interests, denied home warranty claims, improperly handled property and casualty claims, and gave items of value to brokers and others as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including

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

All of these lawsuits, except Kaufman and Sjobring, are putative class actions for which a class has not been certified. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is not material to the condensed consolidated financial statements as a whole.

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

Note 14 – Business Combinations

During the three and nine months ended September 30, 2017, the Company completed acquisitions for an aggregate purchase price of $87.3 million and $91.1 million, respectively. The Company has recorded preliminary fair value estimates for the assets acquired and liabilities assumed, which are subject to change pending completion of the Company’s purchase price allocation. The Company allocates the purchase price of each acquisition to the assets acquired and liabilities assumed using a variety of valuation techniques, including discounted cash flow analysis. These acquisitions have been included in the Company’s title insurance and services segment.

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

Note 15 – Segment Information

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

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended September 30, 2017:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,397,262	$181,199	$34,363	$33,750
Specialty Insurance	118,481	6,178	1,599	2,015
Corporate	4,108	(169,415)	38	—
Eliminations	(283)	—	—	—
	$1,519,568	$17,962	$36,000	$35,765

For the three months ended September 30, 2016:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,395,727	$188,706	$22,994	$41,948
Specialty Insurance	109,782	1,781	1,401	844
Corporate	2,855	(23,556)	96	—
Eliminations	(20)	—	—	—
	$1,508,344	$166,931	$24,491	$42,792

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the nine months ended September 30, 2017:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$3,937,119	$476,746	$91,471	$100,059
Specialty Insurance	343,908	25,779	4,697	5,797
Corporate	10,872	(216,529)	124	—
Eliminations	(859)	—	—	—
	$4,291,040	$285,996	$96,292	$105,856

For the nine months ended September 30, 2016:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$3,750,118	$448,815	$66,510	$99,887
Specialty Insurance	317,246	18,744	4,107	3,928
Corporate	4,265	(71,429)	288	—
Eliminations	(40)	—	—	—
	$4,071,589	$396,130	$70,905	$103,815

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets.  The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of recognition.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  Revenue from insurance contracts is not within the scope of this guidance.  In August 2015, the FASB issued updated guidance which defers the effective date of this guidance by one year.  In 2016, the FASB issued additional updates to the new guidance primarily to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, accounting for licenses of intellectual property, and to provide narrow-scope improvements and additional practical expedients.  In February 2017, the FASB issued an additional update to the new guidance to clarify the scope of derecognition guidance for nonfinancial assets and to provide guidance for partial sales of nonfinancial assets.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption prohibited. The Company expects to adopt the new guidance under the modified retrospective approach and, except for certain disclosure requirements, does not expect the new guidance to have a material impact on its condensed consolidated financial statements.

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

According to the Mortgage Bankers Association’s October 24, 2017 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 16.0% in the third quarter of 2017 when compared with the third quarter of 2016. According to the MBA Forecast, the dollar amount of purchase originations increased 7.4% and refinance originations decreased 42.6%. This volume of domestic residential mortgage origination activity contributed to a 9.9% increase in direct premiums and escrow fees from domestic residential purchase transactions and a 40.4% decrease in direct premiums and escrow fees from domestic refinance transactions in the third quarter of 2017 when compared to the third quarter of 2016.

During the third quarter of 2017, the level of domestic title orders opened per day by the Company’s direct title operations decreased by 22.5% when compared with the third quarter of 2016.  Residential refinance open orders per day decreased by 46.4%, while purchase and commercial open orders per day increased by 2.2% and 0.5%, respectively.  The sharp decline in residential refinance orders opened per day was attributable to higher mortgage interest rates in the third quarter of 2017 when compared to the third quarter of 2016.

In 2016, the Company terminated its funded defined benefit pension plans.  In July 2017, the Company completed the transfer of all remaining benefit obligations related to the pension plans to a highly rated insurance company and recognized $152.4 million of pension expense in personnel costs in the corporate segment in the third quarter of 2017.  The Company estimates an annual reduction of approximately $22 million in personnel costs related to the pension plans within the corporate segment, based on the level of these expenses for the year ended December 31, 2016.  For further discussion of the pension termination see Note 9 Employee Benefit Plans to the condensed consolidated financial statements.

During the third quarter of 2017 and in October 2017, hurricanes and wildfires impacted many regions across the country.  The Company does not expect these events to ultimately have a significant impact to its condensed consolidated financial statements.  While the Company does not expect a significant impact to its financial results, the Company expects the wildfires in California to negatively impact its property and casualty business in its specialty insurance segment in the fourth quarter of 2017.  The Company expects losses from these fires to continue to develop and expects to reach its reinsurance retention limit of $5.0 million.

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

Title Insurance and Services

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues
Direct premiums and escrow fees	$538,063	$544,427	$(6,364)	(1.2)%	$1,492,258	$1,471,338	$20,920	1.4%
Agent premiums	629,186	625,953	3,233	0.5	1,757,796	1,653,990	103,806	6.3
Information and other	199,271	187,979	11,292	6.0	578,549	524,199	54,350	10.4
Net investment income	37,901	28,986	8,915	30.8	99,181	81,389	17,792	21.9
Net realized investment (losses) gains	(7,159)	8,382	(15,541)	(185.4)	9,335	19,202	(9,867)	(51.4)
	1,397,262	1,395,727	1,535	0.1	3,937,119	3,750,118	187,001	5.0
Expenses
Personnel costs	421,849	409,345	12,504	3.1	1,222,277	1,154,225	68,052	5.9
Premiums retained by agents	497,911	495,130	2,781	0.6	1,387,608	1,303,838	83,770	6.4
Other operating expenses	196,455	198,147	(1,692)	(0.9)	579,431	559,141	20,290	3.6
Provision for policy losses and other claims	46,689	64,352	(17,663)	(27.4)	130,037	171,994	(41,957)	(24.4)
Depreciation and amortization	34,363	22,994	11,369	49.4	91,471	66,510	24,961	37.5
Premium taxes	17,871	16,301	1,570	9.6	46,973	43,488	3,485	8.0
Interest	925	752	173	23.0	2,576	2,107	469	22.3
	1,216,063	1,207,021	9,042	0.7	3,460,373	3,301,303	159,070	4.8
Income before income taxes	$181,199	$188,706	$(7,507)	(4.0)%	$476,746	$448,815	$27,931	6.2%
Margins	13.0%	13.5%	(0.5)%	(3.7)%	12.1%	12.0%	0.1%	0.8%

Direct premiums and escrow fees were $538.1 million and $1.5 billion for the three and nine months ended September 30, 2017, respectively, a decrease of $6.4 million, or 1.2%, and an increase of $20.9 million, or 1.4%, when compared with the respective periods of the prior year. The decrease for the three months ended September 30, 2017 was primarily due to a decrease in the domestic title orders closed, partially offset by an increase in the average revenues per order closed.  The increase for the nine months ended September 30, 2017 was primarily due to an increase in the average revenues per order closed, partially offset by a decrease in the domestic title orders closed.  The average revenues per order closed were $2,298 and $2,215 for the three and nine months ended September 30, 2017, respectively, increases of 23.6% and 15.3% when compared with $1,859 and $1,921 for the respective periods of the prior year. The increases in average revenues per order closed for the three and nine months ended September 30, 2017 were primarily attributable to a shift in the mix of direct revenues generated from lower premium residential refinance products to higher premium residential purchase and commercial products, higher average revenues per order from commercial transactions, higher residential real estate values, and, to a lesser extent, premium and fee increases related to residential purchase transactions. The Company’s direct title operations closed 214,300 and 619,500 title orders during the three and nine months ended September 30, 2017, respectively, decreases of 20.2% and 12.2% when compared with 268,400 and 705,700 title orders closed during the respective periods of the prior year. Domestic refinance orders closed per day decreased by 42.5% and 32.9%, while domestic residential purchase orders closed per day increased by 4.8% and 3.9% for the three and nine months ended September 30, 2017 when compared to the same periods of 2016.

Agent premiums were $629.2 million and $1.8 billion for the three and nine months ended September 30, 2017, respectively, increases of $3.2 million, or 0.5%, and $103.8 million, or 6.3%, when compared with the respective periods of the prior year.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums.  Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity.  The increase in agent premiums for the three months ended September 30, 2017 is generally consistent with the 1.8% increase in the Company’s direct premiums and escrow fees in the second quarter of 2017 as compared with the second quarter of 2016.

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

Information and other revenues were $199.3 million and $578.5 million for the three and nine months ended September 30, 2017, respectively, increases of $11.3 million, or 6.0%, and $54.4 million, or 10.4%, when compared with the respective periods of the prior year.  The increases were driven by recent acquisitions.  Excluding the $23.6 million and $68.2 million impact of new acquisitions for the three and nine months ended September 30, 2017, respectively, information and other revenues decreased $12.3 million, or 6.6%, and $13.8 million, or 2.6%, when compared with the respective periods of the prior year.  The decreases in information and other revenues for the three and nine months ended September 30, 2017, adjusted for the impact of acquisitions, were primarily due to lower demand for the Company’s default information products driven by lower loss mitigation activities and lower demand for the Company’s valuation services, fulfillment services, and automated products driven by lower mortgage origination volumes. The decrease for the nine months ended September 30, 2017 was partially offset by higher fees earned on non-insured products related to commercial transactions.

Net investment income totaled $37.9 million and $99.2 million for the three and nine months ended September 30, 2017, respectively, increases of $8.9 million, or 30.8%, and $17.8 million, or 21.9%, when compared with the respective periods of the prior year. The increases were primarily attributable to increases in short-term interest rates which drove higher interest income on balances held in connection with the Company’s tax-deferred property exchange business, the floating rate mortgage-backed securities portfolio, and escrow deposits.  In addition, interest income from the debt securities portfolio increased due to higher average balances when compared to the same periods of the prior year.

Net realized investment losses totaled $7.2 million for the three months ended September 30, 2017 and net realized investment gains totaled $9.3 million for the nine months ended September 30, 2017.  Net realized investment losses for the three months ended September 30, 2017 primarily related to a $6.6 million loss recognized when the Company purchased the remaining equity ownership in an investment in an affiliate during the third quarter of 2017.  This investment, which was previously accounted for using the equity method of accounting, is now consolidated for financial reporting purposes.  Net realized investment gains for the nine months ended September 30, 2017 primarily related to sales of equity securities, partially offset by the third quarter loss of $6.6 million described above.  Net realized investment gains totaled $8.4 million and $19.2 million for the three and nine months ended September 30, 2016, respectively, and were primarily from the sales of debt and equity securities.  Net realized investment gains for the nine months ended September 30, 2016 also included gains from the sales of real estate and certain regional operations.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $421.8 million and $1.2 billion for the three and nine months ended September 30, 2017, respectively, increases of $12.5 million, or 3.1%, and $68.1 million, or 5.9%, when compared with the respective periods of the prior year.  The increases were primarily driven by recent acquisitions.  Excluding the $17.4 million and $50.1 million impact of new acquisitions for the three and nine months ended September 30, 2017, respectively, personnel costs decreased $4.9 million, or 1.2%, and increased $18.0 million, or 1.6%, when compared with the respective periods of the prior year.  The decrease in personnel costs for the three months ended September 30, 2017, adjusted for the impact of new acquisitions, was primarily attributable to decreases in temporary labor costs, overtime expense and medical insurance expense.  These decreases were partially offset by $9.0 million in out-of-period adjustments recorded to correct for errors in recording certain personnel costs.  The increase in personnel costs for the nine months ended September 30, 2017, adjusted for the impact of new acquisitions, was primarily attributable to increased salary expense due to an increase in average salaries; an increase in incentive compensation due to higher revenue and profitability; and the $9.0 million in out-of-period adjustments recorded to correct for errors in recording certain personnel costs; partially offset by a decrease in temporary labor costs and overtime expense. For further discussion of the out-of-period adjustments see Note 1 Basis of Condensed Consolidated Financial Statements.

Agents retained $497.9 million and $1.4 billion of title premiums generated by agency operations for the three and nine months ended September 30, 2017, respectively, which compares with $495.1 million and $1.3 billion for the respective periods of the prior year. The percentage of title premiums retained by agents was 79.1% and 78.9% for the three and nine months ended September 30, 2017, respectively, compared to 79.1% and 78.8% for the respective periods of the prior year.

Other operating expenses for the title insurance and services segment were $196.5 million and $579.4 million for the three and nine months ended September 30, 2017, respectively, a decrease of $1.7 million, or 0.9%, and an increase of $20.3 million, or 3.6%, when compared with the respective periods of the prior year.  These expenses for the three months ended September 30, 2017 were essentially unchanged when compared with the three months ended September 30, 2016 and the increase for the nine months ended September 30, 2017 was driven by recent acquisitions.  Excluding the $10.5 million and $28.6 million impact of new acquisitions for the three and nine months ended September 30, 2017, respectively, other operating expenses decreased $12.2 million, or 6.2%, and $8.3 million, or 1.5%, when compared with the respective periods of the prior year.  The decrease for the three months ended September 30, 2017, adjusted for the impact of acquisitions, was primarily attributable to lower production related costs driven by lower order volumes, lower legal expense, lower bad debt expense, and lower software expenses when compared to the same period of the prior year.  The decrease for the nine months ended September 30, 2017, adjusted for the impact of acquisitions, was primarily attributable to lower software related expenses, lower legal expense, and higher foreign currency exchange gains; partially offset by the first quarter of 2016 benefitting from the recovery of an insurance claim.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the three and nine months ended September 30, 2017 compared to 5.5% for the three and nine months ended September 30, 2016. The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years. The third quarter of 2016 rate of 5.5% reflected the ultimate loss rate of 5.0% for the 2016 policy year and a $5.8 million net increase in the loss reserve estimates for prior policy years.

Depreciation and amortization expense was $34.4 million and $91.5 million for the three and nine months ended September 30, 2017, respectively, increases of $11.4 million, or 49.4%, and $25.0 million, or 37.5%, when compared with the respective periods of the prior year.  The increases were primarily attributable to $4.7 million in out-of-period adjustments recorded to fully amortize certain title plant imaging assets that were misclassified as title plants assets and higher amortization expense associated with internally developed technology and purchased software licenses.  The higher amortization expense related to internally developed technology included $1.2 million and $5.3 million of accelerated amortization for the three and nine months ended September 30, 2017, respectively, resulting from a shortened useful life for a software interface.  For further discussion of the out-of-period adjustments see Note 1 Basis of Condensed Consolidated Financial Statements.

Premium taxes were $17.9 million and $47.0 million for the three and nine months ended September 30, 2017, respectively, increases of $1.6 million, or 9.6%, and $3.5 million, or 8.0%, respectively, compared to $16.3 million and $43.5 million for the same periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.5% and 1.4% for the three and nine months ended September 30, 2017, respectively, compared to 1.4% for the three and nine months ended September 30, 2016.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. Pre-tax margins for the three and nine months ended September 30, 2017 were 13.0% and 12.1%, respectively, compared with 13.5% and 12.0% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues
Direct premiums	$113,041	$105,299	$7,742	7.4%	$326,935	$304,277	$22,658	7.4%
Information and other	2,814	754	2,060	273.2	8,427	2,394	6,033	252.0
Net investment income	2,468	2,595	(127)	(4.9)	7,118	7,085	33	0.5
Net realized investment gains	158	1,134	(976)	(86.1)	1,428	3,490	(2,062)	(59.1)
	118,481	109,782	8,699	7.9	343,908	317,246	26,662	8.4
Expenses
Personnel costs	18,478	17,347	1,131	6.5	53,632	51,149	2,483	4.9
Other operating expenses	16,537	14,603	1,934	13.2	50,588	43,563	7,025	16.1
Provision for policy losses and other claims	73,660	72,663	997	1.4	203,658	194,479	9,179	4.7
Depreciation and amortization	1,599	1,401	198	14.1	4,697	4,107	590	14.4
Premium taxes	2,029	1,987	42	2.1	5,554	5,204	350	6.7
	112,303	108,001	4,302	4.0	318,129	298,502	19,627	6.6
Income before income taxes	$6,178	$1,781	$4,397	246.9%	$25,779	$18,744	$7,035	37.5%
Margins	5.2%	1.6%	3.6%	225.0%	7.5%	5.9%	1.6%	27.1%

Direct premiums were $113.0 million and $326.9 million for the three and nine months ended September 30, 2017, respectively, increases of $7.7 million, or 7.4%, and $22.7 million, or 7.4%, when compared with the respective periods of the prior year. The increases were attributable to higher premiums earned in the home warranty business driven by an increase in the number of home warranty residential service contracts issued and an increase in the average price charged per contract.

Information and other revenues were $2.8 million and $8.4 million for the three and nine months ended September 30, 2017, respectively, increases of $2.1 million, or 273.2%, and $6.0 million, or 252.0%, when compared with the respective periods of the prior year.  The increases were due to a change in how the Company reports installment fees related to home warranty residential service contracts.  Beginning December 31, 2016, the Company reported installment fees in information and other revenues, while prior to December 31, 2016, the Company reported installment fees as a reduction in other operating expenses.  This change resulted in an increase to information and other revenues and an increase to other operating expenses of $2.1 million and $6.0 million for the three and nine months ended September 30, 2017, respectively, when compared with the respective periods of the prior year.

Net realized investment gains totaled $0.2 million and $1.4 million for the three and nine months ended September 30, 2017, respectively, and $1.1 million and $3.5 million for the three and nine months ended September 30, 2016, respectively.  The net realized gains for the three and nine months ended September 30, 2017 were from the sales of debt and equity securities.  The net realized gains for the three months ended September 30, 2016 were primarily from the sales of debt securities.  The net realized gains for the nine months ended September 30, 2016 were primarily from the sale of real estate and, to a lesser extent, from the sales of debt securities.

Personnel costs and other operating expenses were $35.0 million and $104.2 million for the three and nine months ended September 30, 2017, respectively, increases of $3.1 million, or 9.6%, and $9.5 million, or 10.0%, when compared with the respective periods of the prior year. The increases were primarily attributable to a change in how the Company reports installment fees related to home warranty residential service contracts which is further discussed above.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 60.1% and 56.1% for the three and nine months ended September 30, 2017, respectively, compared with 69.8% and 63.4% for the respective periods of the prior year.  The decrease in the claims rate for the three months ended September 30, 2017 was primarily attributable to a decrease in the frequency and severity of claims and, to a lesser extent, an increase in average revenue per contract.  The decrease in the severity of claims was primarily due to more efficient claims management, which was mainly driven by improved rates with contractors and more efficient allocation of claims to contractors.  The severity and frequency of home warranty claims also benefited from milder weather conditions when compared to the same quarter of the prior year.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 77.8% and 77.3% for the three and nine months ended September 30, 2017, respectively, compared with 67.3% and 65.0% for the respective periods of the prior year.  The increase in the claims rate for the three months ended September 30, 2017 was primarily attributable to an increase in the severity and frequency of claims.

Premium taxes were $2.0 million and $5.6 million for the three and nine months ended September 30, 2017, respectively, compared with $2.0 million and $5.2 million for the respective periods of the prior year. Premium taxes as a percentage of specialty insurance segment premiums were 1.8% and 1.7% for the three and nine months ended September 30, 2017, respectively, compared with 1.9% and 1.7% in the respective periods of the prior year.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pre-tax margins for the three and nine months ended September 30, 2017 were 5.2% and 7.5%, respectively, compared with 1.6% and 5.9% in the respective periods of the prior year.

Corporate

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2017	2016	$ Change	% Change	2017	2016	$ Change	% Change
Revenues
Net investment income	$4,108	$2,855	$1,253	43.9%	$10,872	$4,265	$6,607	154.9%
	4,108	2,855	1,253	43.9	10,872	4,265	6,607	154.9
Expenses
Personnel costs	159,053	12,000	147,053	NM [1]	183,019	33,755	149,264	442.2
Other operating expenses	6,233	7,215	(982)	(13.6)	19,960	20,309	(349)	(1.7)
Depreciation and amortization	38	96	(58)	(60.4)	124	288	(164)	(56.9)
Interest	8,199	7,100	1,099	15.5	24,298	21,342	2,956	13.9
	173,523	26,411	147,112	557.0	227,401	75,694	151,707	200.4
Loss before income taxes	$(169,415)	$(23,556)	$(145,859)	(619.2)%	$(216,529)	$(71,429)	$(145,100)	(203.1)%

(1)	Not meaningful

Net investment income totaled $4.1 million and $10.9 million for the three and nine months ended September 30, 2017, respectively, compared with $2.9 million and $4.3 million for the respective periods of the prior year.  The increases in net investment income for the three and nine months ended September 30, 2017 were primarily attributable to higher earnings on investments associated with the Company’s deferred compensation plan when compared to the same periods of 2016.

Corporate personnel costs and other operating expenses were $165.3 million and $203.0 million for the three and nine months ended September 30, 2017, respectively, compared with $19.2 million and $54.1 million for the respective periods of the prior year.  The increases were primarily attributable to pension settlement costs of $152.4 million that the Company recognized during the third quarter of 2017 upon completing the termination of its funded defined benefit pension plans.  For further discussion of the pension termination see Note 9 Employee Benefit Plans to the condensed consolidated financial statements.

Interest expense was $8.2 million and $24.3 million for the three and nine months ended September 30, 2017, respectively, increases of $1.1 million, or 15.5%, and $3.0 million, or 13.9%, when compared with the respective periods of the prior year.  The increases were due to the Company borrowing $160.0 million under its credit facility during September 2016.

Eliminations

The Company’s inter-segment eliminations were not material for the three and nine months ended September 30, 2017 and 2016.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were -17.9% and 29.7% for the three and nine months ended September 30, 2017, respectively, compared with 35.7% and 33.7% for the respective periods of the prior year.  The Company’s effective tax rates for 2017 reflect state tax benefits relating to the termination of the Company’s pension plan, as well as the release of reserves relating to tax positions taken on prior year tax returns.  In addition, the Company’s effective tax rates for 2017 reflect the adoption of new accounting guidance related to the accounting for share-based payment transactions, which requires, among other items, that all excess tax benefits and tax deficiencies associated with share-based payment transactions be recorded in income tax expense rather than in additional paid-in capital, as previously required.  The impact to the Company of adopting this guidance was a reduction in income tax expense of $0.1 million and $2.8 million for the three and nine months ended September 30, 2017, respectively.  See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements for further discussion of the new guidance.  The Company’s effective tax rates for 2016 reflect the resolution of certain tax authority examinations and tax credits claimed in 2016 and in prior years.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and nine months ended September 30, 2017 was $21.2 million and $201.2 million, respectively, compared with $107.4 million and $262.5 million for the respective periods of the prior year. Net income attributable to the Company for the three and nine months ended September 30, 2017 was $21.4 million, or $0.19 per diluted share, and $201.9 million, or $1.80 per diluted share, respectively, compared with $107.3 million, or $0.96 per diluted share, and $262.0 million, or $2.36 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities amounted to $455.5 million and $252.2 million for the nine months ended September 30, 2017 and 2016, respectively, after claim payments, net of recoveries, of $351.4 million and $351.3 million, respectively. The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2017 and 2016 were purchases of debt and equity securities, business acquisitions, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2017 were proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The most significant nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2016 were proceeds from the sales and maturities of debt and equity securities, increases in the deposit balances at the Company’s banking operations and net proceeds from the issuance of debt. The net effect of all activities on total cash and cash equivalents were increases of $135.8 million and $416.0 million for the nine months ended September 30, 2017 and 2016, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments.  In August 2017, the Company’s board of directors approved an increase in the Company’s quarterly cash dividend to 38 cents per common share, representing a 12% increase from the prior level of 34 cents per common share.  The dividend increase became effective beginning with the September 2017 dividend. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.4 million remained as of September 30, 2017. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2017 and as of September 30, 2017, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.6 million.

Holding Company.     First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of September 30, 2017, under such regulations, the maximum amount of dividends, loans and advances available to the holding company from its insurance subsidiaries for the remainder of 2017, without prior approval from applicable regulators, was $759.7 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of September 30, 2017, the holding company’s sources of liquidity included $259.3 million of cash and cash equivalents and $540.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $700.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes. At September 30, 2017, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 2.99%.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of September 30, 2017, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During the nine months ended September 30, 2017, the Company financed securities for funds received totaling $10.0 million under these agreements. As of September 30, 2017, no amounts remained outstanding under these agreements.

Notes and contracts payable as a percentage of total capitalization was 18.2% and 19.6% at September 30, 2017 and December 31, 2016, respectively.

Investment Portfolio.   The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of September 30, 2017, 92% of the Company’s investment portfolio consisted of fixed income securities, of which 60% were United States government-backed or rated AAA and 94% were rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s investment portfolio at September 30, 2017, see Note 3 Debt and Equity Securities to the condensed consolidated financial statements.

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $7.9 billion and $6.8 billion at September 30, 2017 and December 31, 2016, respectively, of which $2.8 billion and $2.6 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.5 billion and $3.2 billion at September 30, 2017 and December 31, 2016, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.3 billion and $2.0 billion at September 30, 2017 and December 31, 2016, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

At September 30, 2017 and December 31, 2016, the Company was contingently liable for guarantees of indebtedness owed by affiliates and third parties to banks and others totaling $5.6 million and $7.1 million, respectively. The guarantee arrangements relate to promissory notes and other contracts that contingently require the Company to make payments to the guaranteed party upon the failure of debtors to make scheduled payments according to the terms of the notes and contracts. The Company’s maximum potential obligation under these guarantees totaled $5.6 million and $7.1 million at September 30, 2017 and December 31, 2016, respectively, and is limited in duration to the terms of the underlying indebtedness. The Company has not incurred any costs as a result of these guarantees and has not recorded a liability on its condensed consolidated balance sheets related to these guarantees at September 30, 2017 and December 31, 2016.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of September 30, 2017, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses. These lawsuits include, among others, cases alleging, among other assertions, that the Company, one of its subsidiaries and/or one of its agents overcharged or improperly charged fees for products and services, conspired to fix prices, participated in the conveyance of illusory property interests, denied home warranty claims, improperly handled property and casualty claims, and gave items of value to brokers and others as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including

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

All of these lawsuits, except Kaufman and Sjobring, are putative class actions for which a class has not been certified. For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is not material to the condensed consolidated financial statements as a whole.

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

3. Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are no longer fully recoverable, in which case the Company would be required to write off the portion believed to be unrecoverable. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of September 30, 2017 are $1.2  billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

14. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $115.9 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

17. Systems damage, failures, interruptions and intrusions, and unauthorized data disclosures may disrupt the Company’s business, harm the Company’s reputation, result in material claims for damages or otherwise adversely affect the Company

The Company uses computer systems to receive, process, store and transmit business information, including highly sensitive non-public personal information as well as data from suppliers and other information upon which its business relies. It also uses these systems to manage substantial cash, investment assets, bank deposits, trust assets and escrow account balances on behalf of the Company and its customers, among other activities. Many of the Company’s products, services and solutions involving the use of real property related data are fully reliant on its systems and are only available electronically.  Accordingly, for a variety of reasons, the integrity of the Company’s computer systems and the protection of the information that resides on those systems are critically important to its successful operation.  The Company’s core computer systems are primarily located in a data center it manages and secondarily in a disaster recovery data center maintained by a third party.  The Company is currently engaged in a multi-year process of transitioning to third party cloud-based hosting of its computer systems.

The Company’s computer systems and systems used by its agents, suppliers and customers have been subject to, and are likely to continue to be the target of, computer viruses, cyber attacks, phishing attacks and other malicious activity. These attacks have increased in frequency and sophistication in recent years.  Further, certain other potential causes of system damage or other negative system-related events are wholly or partially beyond the Company’s control, such as natural disasters, vendor failures to satisfy service level requirements and power or telecommunications failures.  These incidents, regardless of their underlying causes, could expose the Company to system-related damage, failures, interruptions, and other negative events or could otherwise disrupt the Company’s business and could also result in the loss or unauthorized release, gathering, monitoring or destruction of confidential, proprietary and other information pertaining to the Company, its customers, employees, agents or suppliers.

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

21. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of September 30, 2017, under such regulations, the maximum amount of dividends, loans and advances available for the remainder of 2017 from these insurance subsidiaries, without prior approval from applicable regulators, was $759.7  million.

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

Each management contract or compensatory plan or arrangement in which any director or named executive officer of First American Financial Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. §229.402(a)(3)), participates that is included among the exhibits listed on the Exhibit Index is identified on the Exhibit Index by an asterisk (*).

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2010.

3.2	Amended and Restated Bylaws of First American Financial Corporation, effective as of August 16, 2017.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K dated August 16, 2017.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.

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

Date: October 26, 2017