Form 10-K
period 2017-12-31
First American Financial Corp
filed 2018-02-16
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 was $4,788,760,345.

On February 9, 2018, there were 110,960,182 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2018 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	CHANGES IN APPLICABLE LAWS AND GOVERNMENT REGULATIONS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	USE OF SOCIAL MEDIA BY THE COMPANY AND OTHER PARTIES;
•	REGULATION OF TITLE INSURANCE RATES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MANAGEMENT FRAMEWORK;
•	SYSTEMS DAMAGE, FAILURES, INTERRUPTIONS AND INTRUSIONS, OR UNAUTHORIZED DATA DISCLOSURES;
•	PROCESS AUTOMATION;
•	ERRORS AND FRAUD INVOLVING THE TRANSFER OF FUNDS;
•	THE COMPANY’S USE OF A GLOBAL WORKFORCE;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS; AND
•	OTHER FACTORS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN ITEM 1A OF PART I.

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

The Company has its executive offices at 1 First American Way, Santa Ana, California 92707-5913. The Company’s telephone number is (714) 250-3000.

General

The Company, through its subsidiaries, is engaged in the business of providing financial services through its title insurance and services segment and its specialty insurance segment. The title insurance and services segment provides title insurance, closing and/or escrow services and similar or related services domestically and internationally in connection with residential and commercial real estate transactions. It also provides products, services and solutions involving the use of real property related data, including data derived from its proprietary databases, which are designed to mitigate risk or otherwise facilitate real estate transactions. It maintains, manages and provides access to title plant records and images and, in addition, provides banking, trust, document custodial and wealth management services. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. In addition, our corporate function consists of certain financing facilities as well as the corporate services that support our business operations. Financial information regarding these business segments and the corporate function is included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

The substantial majority of our business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal. In the current market environment, we are focused on growing our core title insurance and settlement services business, strengthening our enterprise through data and process advantages and managing and actively investing in complementary businesses that support and/or leverage our core title and settlement services business. We are also focused on continued improvement of our customers’ experiences with our products, services and solutions, as well as enhancing our services offered to our title agents. We remain committed to efficiently managing our business to market conditions throughout business cycles.

Title Insurance and Services Segment

Our title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions involving the use of real property related data designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant records and images; and provides appraisals and other valuation-related products and services, lien release and document custodial services, default-related products and services, evidence of title, and banking, trust and wealth management services. In 2017, 2016, and 2015 the Company derived 91.7%, 92.1% and 92.5% of its consolidated revenues, respectively, from this segment.

Overview of Title Insurance Industry

In most instances mortgage lenders and purchasers of real estate desire to be protected from loss or damage in the event of defects in the title of the subject property. Title insurance is a means of providing such protection.

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

The beneficiaries of title insurance policies usually are real estate buyers and mortgage lenders. A title insurance policy indemnifies the named insured and certain successors in interest against title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions. The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price of the property. In some cases the policy might provide insurance in a greater amount, or for automatic increases in coverage over time. The potential for claims under a title insurance policy issued to a mortgage lender generally ceases upon repayment of the mortgage loan. The potential for claims under a title insurance policy issued to a buyer generally ceases upon the sale or transfer of the insured property.

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

The Closing Process.    In the United States, title insurance is essential to the real estate closing process in most transactions involving real property mortgage lenders. In a typical residential real estate sale transaction where title insurance is issued, a real estate broker, lawyer, developer, lender, closer or other participant involved in the transaction orders the title insurance on behalf of an insured. Once the order has been placed, a title insurance company or an agent typically conducts a title search to determine the current status of the title to the property. When the search is complete, the title insurer or agent prepares, issues and circulates a commitment or preliminary report. The commitment or preliminary report identifies the conditions, exceptions and/or limitations that the title insurer intends to attach to the policy and identifies items appearing on the title that must be eliminated prior to closing.

In the United States, the closing or settlement function, sometimes called an escrow in the western United States, is, depending on the local custom in the region, performed by a lawyer, an escrow company or a title insurance company or agent, generally referred to as a “closer.” Once documentation has been prepared and signed, and any required mortgage lender payoff demands are obtained, the transaction closes. The closer typically records the appropriate title documents and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued, typically insuring the priority of the mortgage of the real property mortgage lender in the amount of its mortgage loan and the buyer in the amount of the purchase price. The time between the opening of the title order and the issuance of the title policy is usually between 30 and 90 days. Before a closing takes place, however, the closer typically requests that the title insurer or agent provide an update to the commitment to discover any adverse matters affecting title and, if any are found, works with the seller to eliminate them so that the title insurer or agent issues the title policy subject only to those exceptions to coverage which are acceptable to the title insurer, the buyer and the buyer’s lender.

Issuing the Policy: Direct vs. Agency.  A title insurance policy can be issued directly by a title insurer or indirectly on behalf of a title insurer through agents, which usually operate independently of the title insurer and often issue policies for more than one insurer. Where the policy is issued by a title insurer, the search is performed by or on behalf of the title insurer, and the premium is collected and retained by the title insurer. Where the policy is issued by an agent, the search is typically performed by or on behalf of the agent, and the agent collects, and retains a portion of, the premium. The agent remits the remainder of the premium to the title insurer as compensation for the insurer bearing the risk of loss in the event a claim is made under the policy and for other services the insurer may provide. The percentage of the premium retained by an agent varies from agent to agent. A title insurer is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issues its policy directly or indirectly through an agent. In addition, when a title insurer has issued a commitment to insure a particular transaction, it may be requested to issue a closing protection letter that protects a lender or borrower, or in some states also a seller, from a loss of funds, under certain conditions, caused by the actions of the title insurer or its agent. When a loss to the title insurer occurs under a policy issued through an agent or a closing protection letter, under certain circumstances the title insurer may seek recovery of all or a portion of the loss from the agent or the agent’s errors and omissions insurance carrier.

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

Within the direct channel, our sales and marketing efforts are focused on the primary sources of business referrals. For residential business referred by local or decentralized customers, we market to real estate agents and brokers, mortgage brokers, real estate attorneys, mortgage originators, homebuilders and escrow service providers. For refinance and default related business referred by customers with centrally managed platforms, we market to mortgage originators, servicers, and government-sponsored enterprises. For the commercial business we market primarily to commercial real estate investors, including real estate investment trusts, insurance brokers, insurance companies and asset managers, as well as to law firms, commercial banks, investment banks, mortgage brokers and the owners of commercial real estate. In some instances we may supplement the efforts of our sales force with general marketing. Our marketing efforts emphasize our product offerings, the quality and timeliness of our services, our financial strength, process innovation and our national presence. We also provide educational information on our website and through other means to help consumers better understand our services and the homebuying/settlement process in general.

Underwriting. Before a title insurance policy is issued, a number of underwriting decisions are made. For example, matters of record revealed during the title search may require a determination as to whether an exception should be taken in the policy. We believe that it is important for the underwriting function to operate efficiently and effectively at all decision-making levels so that transactions may proceed in a timely manner. To perform this function, we have underwriters at the regional, divisional and corporate levels with varying levels of underwriting authority. To enhance efficiency certain underwriting functions are automated.

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

International Operations.   We provide products and services in a number of countries outside of the United States, and our international operations accounted for approximately 5.3% of our title insurance and services segment revenues in 2017. Today we have direct operations and a physical presence in several countries, including Canada, the United Kingdom, South Korea and Australia. While reliable data are not available, we believe that we have the largest market share for title insurance outside of the United States. The Company’s revenues from external customers and long-lived assets are broken down between domestic and foreign operations in Note 21 Segment Financial Information to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

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

Title Plants.  Our title plants constitute one of our principal assets.  A title plant is a collection of data and records on, or which impact, title to real property. A title search is typically conducted by searching the abstracted information from public records or utilizing a title plant holding information abstracted from public records. While public title records generally are indexed by reference to the names of the parties to a given recorded document, our title plants primarily arrange their records on a geographic basis. Because of this difference, title plant records generally may be searched more effectively, which we believe reduces the risk of errors associated with the search. Many of our title plants also index prior policies, adding to searching efficiency. Certain locations utilize jointly owned plants or utilize a plant under a joint user agreement with other title companies. In addition to these ownership interests, we are in the business of maintaining, managing and providing access to title plant records and images that may be owned by us or other parties. We believe that our title plants, whether wholly or partially owned or utilized under a joint user agreement, are among the most comprehensive in the industry.

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

We believe that competition for title insurance, closing services and related products and services is based primarily on service, quality, price, customer relationships and the timeliness of the delivery of our products.  Customer service is an important competitive factor because parties to real estate transactions are usually concerned with time schedules and costs associated with delays in closing transactions. In certain transactions, such as those involving commercial properties, financial strength and scope of coverage are also important. In addition, we regularly evaluate our pricing and agent splits, and based on competitive, market and regulatory conditions and claims history, among other factors, adjust our prices and agent splits as and where appropriate.

Trust, Wealth Management and Banking Services.  Our federal savings bank subsidiary offers trust, wealth management and deposit product services. As of December 31, 2017, this company administered fiduciary and custody assets having a market value in excess of $3.7 billion, which includes managed assets of $1.5 billion. The bank’s balance sheet had assets of $3.4 billion, with deposits of $3.2 billion and stockholder’s equity of $255.8 million.

Specialty Insurance Segment

Property and Casualty Insurance.   Our property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. We are licensed to issue policies in all 50 states and the District of Columbia and actively issue policies in 47 states. The majority of policy liability is in the western United States, including approximately 63% in California. In certain markets we also offer preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. We market our property and casualty insurance business using both direct distribution channels, including cross-selling through our existing real estate closing-service activities, and through a network of independent brokers. We purchase reinsurance to limit risk associated with large losses from single events.

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

Our domestic subsidiaries that operate in the title insurance industry or the property and casualty insurance industry are subject to regulation by state insurance regulators. Each of our underwriters, or insurers, is regulated primarily by the insurance department or equivalent governmental body within the jurisdiction of its organization, which oversees compliance with the laws and regulations pertaining to such insurer. For example, our primary title insurance underwriter, First American Title Insurance Company, is a Nebraska corporation and, accordingly, is primarily regulated by the Nebraska Department of Insurance. Insurance regulations typically place limits on, among other matters, the ability of the insurer to pay dividends to its parent company or to enter into transactions with affiliates. They also may require approval of the insurance commissioner prior to a third party directly or indirectly acquiring “control” of the insurer.

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

Investment Policies

The Company’s investment portfolio activities, such as policy setting, compliance reporting, portfolio reviews, and strategy, are overseen by an investment committee made up of certain senior executives. Additionally, certain of the Company’s regulated subsidiaries have established and maintain investment committees to oversee their own investment portfolios. The Company’s investment policies are designed to comply with regulatory requirements and to align the investment portfolio asset allocation with strategic objectives. For example, our federal savings bank is required to maintain at least 65% of its asset portfolio in loans or securities that are secured by real estate. Our federal savings bank currently does not make real estate loans, and therefore fulfills this regulatory requirement through investments in mortgage-backed securities. In addition, applicable law imposes certain restrictions upon the types and amounts of investments that may be made by our regulated insurance subsidiaries.

The Company’s investment policies further provide that investments are to be managed to maximize long-term returns consistent with liquidity, regulatory and risk objectives, and that investments should not expose the Company to excessive levels of credit, liquidity, and interest rate risks.

As of December 31, 2017, our debt and equity securities portfolio consisted of 91% of fixed income securities. As of that date, 59% of our fixed income investments were held in securities that are United States government-backed or rated AAA, and 95% of the fixed income portfolio were rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected.

In addition to our debt and equity securities portfolio, we maintain certain money-market and other short-term investments. We also hold strategic equity investments in companies engaged in our businesses or similar or related businesses.

Employees

As of December 31, 2017, the Company employed 18,705 people on either a part-time or full-time basis.

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

2. Unfavorable economic conditions could adversely affect the Company

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

4. Changes in government regulation could prohibit or limit the Company’s operations, make it more burdensome to conduct such operations or result in decreased demand for the Company’s products and services

Many of the Company’s businesses, including its title insurance, property and casualty insurance, home warranty, banking, trust and wealth management businesses, are regulated by various federal, state, local and foreign governmental agencies. These and other of the Company’s businesses also operate within statutory guidelines. The industry in which the Company operates and the markets into which it sells its products are also regulated and subject to statutory guidelines. Changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes, enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit its future operations or make it more burdensome to conduct such operations or result in decreased demand for the Company’s products and services or a change in our competitive position. The impact of these changes would be more significant if they involve jurisdictions in which the Company generates a greater portion of its title premiums, such as the states of Arizona, California, Florida, Michigan, New York, Ohio, Pennsylvania and Texas. These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

5. Scrutiny of the Company’s businesses and the industries in which it operates by governmental entities and others could adversely affect the Company

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

Governmental entities have routinely inquired into certain practices in the real estate settlement services industry to determine whether certain of the Company’s businesses or its competitors have violated applicable laws, which include, among others, the insurance codes of the various jurisdictions and the Real Estate Settlement Procedures Act and similar state, federal and foreign laws. The Consumer Financial Protection Bureau (“CFPB”), for example, has actively been utilizing its regulatory authority over the mortgage and real estate markets by bringing enforcement actions against various participants in the mortgage and settlement industries. Departments of insurance in the various states, the CFPB and other federal regulators and applicable regulators in international jurisdictions, either separately or together, also periodically conduct targeted inquiries into the practices of title insurance companies and other settlement services providers in their respective jurisdictions.

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

6. The use of social media by the Company and other parties could result in damage to the Company’s reputation or otherwise adversely affect the Company

The Company increasingly utilizes social media to communicate with current and potential customers and employees, as well as other individuals interested in the Company. Information delivered by the Company, or by third parties about the Company, via social media can be easily accessed and rapidly disseminated, and could result in reputational harm, decreased customer loyalty or other issues that could diminish the value of the Company’s brand or result in significant liability.

7. Regulation of title insurance rates could adversely affect the Company

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

8. Changes in certain laws and regulations, and in the regulatory environment in which the Company operates, could adversely affect the Company

Federal officials are currently discussing various potential changes to laws and regulations that could impact the Company’s businesses, including changes to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the reform or privatization of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). Changes in these areas, and more generally in the regulatory environment in which the Company and its customers operate, could adversely impact the volume of mortgage originations in the United States and the Company’s competitive position and results of operations.

9. The Company may find it difficult to acquire necessary data

Certain data used and supplied by the Company are subject to regulation by various federal, state and local regulatory authorities. Compliance with existing federal, state and local laws and regulations with respect to such data has not had a material adverse effect on the Company’s results of operations to date. Nonetheless, federal, state and local laws and regulations in the United States designed to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may affect the Company’s operations and could result in substantial regulatory compliance expense, litigation expense and a loss of revenue. The suppliers of data to the Company face similar burdens. As a result of these and other factors, the Company may find it financially burdensome to acquire necessary data.

10. Changes in the Company’s relationships with large mortgage lenders or government–sponsored enterprises could adversely affect the Company

The mortgage market in the United States is concentrated. Due to the consolidated nature of the industry, the Company derives a significant percentage of its revenues from a relatively small base of lenders, and their borrowers, which enhances the negotiating power of these lenders with respect to the pricing and the terms on which they purchase the Company’s products and other matters. Similarly, government-sponsored enterprises, because of their significant role in the mortgage process, have significant influence over the Company and other service providers. These circumstances could adversely affect the Company’s revenues and profitability. Changes in the Company’s relationship with any of these lenders or government-sponsored enterprises, the loss of all or a portion of the business the Company derives from these parties, or any refusal of these parties to accept the Company’s products and services or the use of alternatives to the Company’s products and services, could have a material adverse effect on the Company.

11. A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength could adversely affect the Company

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory capital and surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A3” by Moody’s Investor Services, Inc., “A” by Fitch Ratings, Inc., “A-” by Standard & Poor’s Ratings Services and “A” by A.M. Best Company, Inc. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings and the ratings are subject to change. Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. The Company’s principal title insurance underwriter maintained $1.2 billion of total statutory capital and surplus as of December 31, 2017. Accordingly, if the ratings or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

12. The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income debt securities. The investment portfolio also includes adjustable-rate debt securities, common and preferred stock, as well as money-market and other short-term investments. Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk. The risk of loss associated with the portfolio is increased during periods of instability in credit markets and economic conditions. Debt and equity securities are carried at fair value on the Company’s balance sheet.  Changes in the fair value of debt securities is recorded as a component of accumulated other comprehensive loss on the balance sheet.  For debt securities in an unrealized loss position, where the loss is deemed to be other-than-temporary, the Company records the loss in earnings.  Starting in 2018, changes in the fair value of equity securities are recognized in earnings.  Changes in the fair value of securities in the Company’s investment portfolio could have a material adverse effect on the Company’s results of operations, statutory surplus, financial condition and cash flow.

13. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $117.8 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

14. The issuance of the Company’s title insurance policies and related activities by title agents, which operate with substantial independence from the Company, could adversely affect the Company

The Company’s title insurance subsidiaries issue a significant portion of their policies through title agents that operate with a substantial degree of independence from the Company. While these title agents are subject to certain contractual limitations that are designed to limit the Company’s risk with respect to their activities, there is no guarantee that the agents will fulfill their contractual obligations to the Company. In addition, regulators are increasingly seeking to hold the Company responsible for the actions of these title agents and, under certain circumstances, the Company may be held liable directly to third parties for actions (including defalcations) or omissions of these agents. Case law in certain states also suggests that the Company is liable for the actions or omissions of its agents in those states, regardless of contractual limitations. As a result, the Company’s use of title agents could result in increased claims on the Company’s policies issued through agents and an increase in other costs and expenses.

15. The Company’s risk management framework could prove inadequate, which could adversely affect the Company

The Company’s risk management framework is designed to identify, monitor and mitigate risks that could have a negative impact on the Company’s financial condition or reputation. This framework includes departments or groups dedicated to enterprise risk management, information security, disaster recovery and other information technology-related risks, business continuity, legal and compliance, compensation structures and other human resources matters, vendor management and internal audit, among others. While many of the processes overseen by these departments function at the enterprise level, many also function through, or rely to a certain degree upon, risk mitigation efforts in local operating groups. Similarly, with respect to the risks the Company assumes in the ordinary course of its business through the issuance of title insurance policies and the provision of related products and services, the Company employs localized as well as centralized risk mitigation efforts. These efforts include the implementation of underwriting policies and procedures and other mechanisms for assessing risk. Underwriting title insurance policies and making other risk-assumption decisions frequently involves a substantial degree of individual judgment and, accordingly, underwriters are maintained at the regional, divisional and corporate levels with varying degrees of underwriting authority. These individuals may be encouraged by customers or others to assume risks or to expeditiously make risk determinations. If the Company’s risk mitigation efforts prove inadequate, the Company could be adversely affected.

16. Systems damage, failures, interruptions and intrusions, and unauthorized data disclosures may disrupt the Company’s business, harm the Company’s reputation, result in material claims for damages or otherwise adversely affect the Company

The Company uses computer systems to receive, process, store and transmit business information, including highly sensitive non-public personal information as well as data from suppliers and other information upon which its business relies. It also uses these systems to manage substantial cash, investment assets, bank deposits, trust assets and escrow account balances on behalf of the Company and its customers, among other activities. Many of the Company’s products, services and solutions involving the use of real property related data are fully reliant on its systems and are only available electronically. Accordingly, for a variety of reasons, the integrity of the Company’s computer systems and the protection of the information that resides on those systems are critically important to its successful operation. The Company’s core computer systems are primarily located in a data center it manages and secondarily in a disaster recovery data center maintained by a third party. The Company is currently engaged in a multi-year process of transitioning to third party cloud-based hosting of its computer systems.

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

17.  The Company’s increased automation of processes could result in increased title claims or otherwise adversely affect the Company

In an effort to speed the delivery of its products, increase efficiency, improve quality and decrease risk, the Company increasingly is employing computer systems and algorithms to automate various processes, including certain processes related to the search and examination of information in connection with the issuance of title insurance policies.  Risks from process automation include those associated with potential defects in the design and development of the algorithms or other technologies used to automate the process, misapplication of those technologies and the reliance on data, which may prove inadequate.  As a result of these risks the Company could experience increased claims, reputational damage or other adverse effects, which could be material to the Company.

18. Errors and fraud involving the transfer of funds may adversely affect the Company

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

19. The Company’s use of a global workforce involves risks that could adversely affect the Company

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

20. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of December 31, 2017, under such regulations, the maximum amount available in 2018 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $338.4 million and loans and advances of $96.0 million.

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

Each of our business segments uses our executive offices at MacArthur Place in Santa Ana, California. This office campus consists of five office buildings, a technology center and a two-story parking structure, totaling approximately 490,000 square feet. Three office buildings, totaling approximately 210,000 square feet, and the fixtures thereto and underlying land, are subject to a deed of trust and security agreement securing payment of a promissory note evidencing a loan made in October 2003, to our principal title insurance subsidiary in the original sum of $55.0 million. This loan is payable in monthly installments of principal and interest, is fully amortizing and matures November 1, 2023. The outstanding principal balance of this loan was $22.6 million as of December 31, 2017.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses. These lawsuits include, among others, cases alleging, among other assertions, that the Company, one of its subsidiaries and/or one of its agents overcharged or improperly charged fees for products and services, conspired to fix prices, participated in the conveyance of illusory property interests, improperly handled property and casualty claims, and gave items of value to brokers and others as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including

•	Chavez v. First American Specialty Insurance Company, filed on June 29, 2017 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Downing v. First American Title Insurance Company, et al., filed on July 26, 2016 and pending in the United States District Court for the Northern District of Georgia,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Lennen v. First American Financial Corporation, et al., filed on May 19, 2016 and pending in the United States District court for the Middle District of Florida,
•	McCormick v. First American Real Estate Services, Inc., et al., filed on December 31, 2015 and pending in the Superior Court of the State of California, County of Orange,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017, pending in the Superior Court of the State of California, County of Sacramento, and
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

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

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and wealth management businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies. Currently, governmental agencies are examining or investigating certain of the Company’s operations. These exams or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, real estate settlement service, customer acquisition and retention practices and agency relationships. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts. While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 9, 2018, was 2,423.

High and low stock prices and dividends declared for 2017 and 2016 are set forth in the table below.

	2017		2016
Period	High-low range	Cash dividends	High-low range	Cash dividends
Quarter Ended March 31	$36.50-39.99	$0.34	$31.74-38.35	$0.26
Quarter Ended June 30	$37.85-45.75	$0.34	$34.63-40.23	$0.26
Quarter Ended September 30	$43.92-49.99	$0.38	$39.25-43.55	$0.34
Quarter Ended December 31	$49.30-57.47	$0.38	$35.30-41.66	$0.34

In January 2018, the Company’s board of directors declared a cash dividend of $0.38 per share. We expect that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time. In addition, the ability to pay dividends also is potentially affected by the restrictions described in Note 2 Statutory Restrictions on Investments and Stockholders’ Equity to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

Unregistered Sales of Equity Securities

During the year ended December 31, 2017, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by the Company on March 16, 2011 and expanded on March 11, 2014, which program has no expiration date, the Company may repurchase up to $250.0 million of the Company’s issued and outstanding common stock. The Company did not repurchase any shares under this plan during the quarter ended December 31, 2017. Cumulatively the Company has repurchased $67.6 million (including commissions) of its shares and has the authority to repurchase an additional $182.4 million (including commissions) under the plan.

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

The following graph compares the cumulative total stockholder return on the Company’s common stock with the corresponding cumulative total returns of the Russell 1000 Index and a peer group index for the period from December 31, 2012 through December 31, 2017. The comparison assumes an investment of $100 on December 31, 2012 and reinvestment of dividends. This historical performance is not indicative of future performance.

Comparison of Cumulative Total Return

	First American Financial Corporation (FAF) (1)	Custom Peer Group (1)(2)	Russell 1000 Index (1)
December 31, 2012	$100	$100	$100
December 31, 2013	$119	$143	$133
December 31, 2014	$148	$158	$151
December 31, 2015	$161	$178	$152
December 31, 2016	$169	$212	$170
December 31, 2017	$267	$256	$207

(1)	As calculated by Bloomberg Financial Services, where available, to include reinvestment of dividends.
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

The selected historical consolidated financial data for First American Financial Corporation (the “Company”) as of and for each of the five years in the period ended December 31, 2017, have been derived from the Company’s consolidated financial statements. The selected historical consolidated financial data should be read in conjunction with “Item 8. Financial Statements and Supplementary Data,”“Item 1—Business,” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

First American Financial Corporation and Subsidiary Companies

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$5,772,363	$5,575,846	$5,175,456	$4,677,949	$4,956,077
Net income	$421,863	$343,476	$288,870	$234,215	$187,064
Net (loss) income attributable to noncontrolling interests	$(1,186)	$483	$784	$681	$697
Net income attributable to the Company	$423,049	$342,993	$288,086	$233,534	$186,367
Total assets	$9,573,222	$8,831,777	$8,236,715	$7,647,889	$6,543,575
Notes and contracts payable	$732,810	$736,693	$581,052	$582,712	$308,263
Stockholders’ equity	$3,479,955	$3,008,179	$2,749,960	$2,564,375	$2,444,507
Return on average stockholders’ equity	13.0%	11.9%	10.8%	9.3%	7.8%
Dividends on common shares	$159,284	$131,541	$108,524	$89,939	$51,324
Per share of common stock (Note A)—
Net income attributable to the Company:
Basic	$3.79	$3.10	$2.65	$2.18	$1.74
Diluted	$3.76	$3.09	$2.62	$2.15	$1.71
Stockholders’ equity	$31.37	$27.36	$25.21	$23.85	$23.08
Cash dividends declared	$1.44	$1.20	$1.00	$0.84	$0.48
Number of common shares outstanding
Weighted average during the year:
Basic	111,668	110,548	108,427	106,884	106,991
Diluted	112,435	111,156	109,826	108,688	109,102
End of year	110,925	109,944	109,098	107,541	105,900
Other Operating Data (unaudited):
Title orders opened (Note B)	1,069	1,281	1,262	1,156	1,385
Title orders closed (Note B)	824	958	882	816	1,103
Number of employees (Note C)	18,705	19,531	17,955	17,103	17,292

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

This Management’s Discussion and Analysis contains certain financial measures that are not presented in accordance with generally accepted accounting principles (“GAAP”), including adjusted information and other revenues, adjusted personnel costs, and adjusted other operating expenses, in each case excluding the effects of recent acquisitions.  The Company is presenting these non-GAAP financial measures because they provide the Company’s management and readers of this Annual Report on Form 10-K with additional insight into the operational performance of the Company relative to earlier periods.  The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information.  In this Annual Report on Form 10-K, these non-GAAP financial measures have been presented with, and reconciled to, the most directly comparable GAAP financial measures.  Readers of this Annual Report on Form 10-K should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures.

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

Reportable Segments

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions involving the use of real property related data designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant records and images; and provides appraisals and other valuation-related products and services, lien release and document custodial services, default-related products and services, evidence of title, and banking, trust and wealth management services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with GAAP requires the application of accounting policies that often involve a significant degree of judgment.  The Company’s management considers the accounting policies described below to be the most dependent on the application of estimates and assumptions in preparing the Company’s consolidated financial statements. See Note 1 Basis of Presentation and Significant Accounting Policies to the consolidated financial statements for a more detailed description of the Company’s significant accounting policies.

Provision for policy losses.    The Company provides for title insurance losses through a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a rate (the loss provision rate) to total title insurance premiums and escrow fees. The Company’s management estimates the loss provision rate at the beginning of each year and reassesses the rate quarterly to ensure that the resulting incurred but not reported (“IBNR”) loss reserve and known claims reserve included in the Company’s consolidated balance sheets together reflect management’s best estimate of the total costs required to settle all IBNR and known claims. If the ending IBNR reserve is not considered adequate, an adjustment is recorded.

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

The volume and timing of title insurance claims are subject to cyclical influences from both the real estate and mortgage markets. Title policies issued to lenders constitute a large portion of the Company’s title insurance volume. These policies insure lenders against losses on mortgage loans due to title defects in the collateral property. Even if an underlying title defect exists that could result in a claim, often, the lender must realize an actual loss, or at least be likely to realize an actual loss, for a title insurance liability to exist. As a result, title insurance claims exposure is sensitive to lenders’ losses on mortgage loans and is affected in turn by external factors that affect mortgage loan losses, particularly macroeconomic factors.

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

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $117.8 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

The Company provides for property and casualty insurance losses when the insured event occurs. The Company provides for claims losses relating to its home warranty business based on the average cost per claim and historical loss experience as applied to the total of new claims incurred.  The average cost per home warranty claim is calculated using the average of the most recent 12 months of claims experience adjusted for estimated future increases in costs.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	December 31, 2017		December 31, 2016
Known title claims	$83,094	8.1%	$83,805	8.1%
Incurred but not reported claims	875,724	85.1%	888,126	86.6%
Total title claims	958,818	93.2%	971,931	94.7%
Non-title claims	70,115	6.8%	53,932	5.3%
Total loss reserves	$1,028,933	100.0%	$1,025,863	100.0%

Activity in the reserve for known title claims is summarized as follows:

	December 31,
	2017	2016	2015
	(in thousands)
Balance at beginning of year	$83,805	$87,543	$165,330
Provision transferred from IBNR title claims related to:
Current year	17,471	15,098	13,569
Prior years	180,602	188,066	184,473
	198,073	203,164	198,042
Payments, net of recoveries, related to:
Current year	14,835	12,420	11,258
Prior years	185,515	197,821	243,519
	200,350	210,241	254,777
Other	1,566	3,339	(21,052)
Balance at end of year	$83,094	$83,805	$87,543

“Other” for 2015 included recoveries of $23.8 million on reinsured losses related to a large commercial title claim.

The provision transferred from IBNR title claims related to current year increased by $2.4 million in 2017 from 2016 and increased by $1.5 million in 2016 from 2015 and payments, net of recoveries, related to current year increased by $2.4 million in 2017 from 2016 and increased by $1.2 million in 2016 from 2015, reflecting variability in claims volumes characteristic of a policy year during its first year of development.

The provision transferred from IBNR title claims related to prior years decreased by $7.5 million, or 4.0%, in 2017 from 2016 and increased by $3.6 million, or 1.9%, in 2016 from 2015.  Payments, net of recoveries, related to prior years decreased by $12.3 million, or 6.2%, in 2017 from 2016 and decreased by $45.7 million, or 18.8%, in 2016 from 2015.  Generally, the provision transferred from IBNR title claims and payments are expected to decline with the runoff of older policy years that have higher expected ultimate losses, particularly policy years 2005 through 2008.  2015 was impacted by the timing of the provision transferred from IBNR title claims and payments associated with certain large claims.

Activity in the reserve for IBNR title claims is summarized as follows:

	December 31,
	2017	2016	2015
	(in thousands)
Balance at beginning of year	$888,126	$844,364	$802,069
Provision related to:
Current year	175,322	193,109	170,789
Prior years	—	42,552	93,092
	175,322	235,661	263,881
Provision transferred to known title claims related to:
Current year	17,471	15,098	13,569
Prior years	180,602	188,066	184,473
	198,073	203,164	198,042
Other	10,349	11,265	(23,544)
Balance at end of year	$875,724	$888,126	$844,364

“Other” primarily includes foreign currency translation gains and losses, ceded reinsurance claims and assets acquired in connection with claim settlements.

The provision related to current year decreased by $17.8 million, or 9.2%, in 2017 from 2016.  This decrease was attributable to a lower current year loss rate of 4.0% in 2017 when compared to 4.5% in 2016, partly offset by a 2.1% increase in title premiums and escrow fees in 2017 from 2016.

The provision related to current year increased by $22.3 million, or 13.1%, in 2016 from 2015.  This increase was attributable to a 6.5% increase in title premiums and escrow fees in 2016 from 2015 and a higher current year loss rate in 2016 when compared to 2015.  The current year loss rate in 2016 was 4.5% compared to 4.2% in 2015.

For further discussion of title provision recorded in 2017, 2016 and 2015, see Results of Operations, pages 33 and 34.

Fair value of investment portfolio.     The Company categorizes the fair values of its debt and equity securities using a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and the Company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. The hierarchy level assigned to each security in the Company’s available-for-sale portfolio was based on management’s assessment of the transparency and reliability of the inputs used to estimate the fair values at the measurement date. See Note 14 Fair Value Measurements to the consolidated financial statements for a more detailed description of the three-level hierarchy and a description for each level.

The valuation techniques and inputs used to estimate the fair values of the Company’s debt and equity securities are summarized as follows:

Fair value of debt securities

The fair values of debt securities were based on the market values obtained from independent pricing services that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established independent broker-dealers. The independent pricing services monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants. The pricing services utilize the market approach in determining the fair value of the debt securities held by the Company. The Company obtains an understanding of the valuation models and assumptions utilized by the services and has controls in place to determine that the values provided represent fair values. The Company’s validation procedures include comparing prices received from the pricing services to quotes received from other third party sources for certain securities with market prices that are readily verifiable. If the price comparison results in differences over a predefined threshold, the Company will assess the reasonableness of the changes relative to prior periods given the prevailing market conditions and assess changes in the issuers’ credit worthiness, performance of any underlying collateral and prices of the instrument relative to similar issuances. To date, the Company has not made any material adjustments to the fair value measurements provided by the pricing services.

Typical inputs and assumptions to pricing models used to value the Company’s U.S. Treasury bonds, municipal bonds, foreign government bonds, governmental agency bonds, governmental agency mortgage-backed securities and U.S. and foreign corporate debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes and prepayment speeds. Certain of the Company’s corporate debt securities were not actively traded and there were fewer observable inputs available requiring the use of more judgment in determining their fair values, which resulted in their classification as Level 3.

Other-than-temporary impairment–debt securities

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2017, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

The Company did not record any other-than-temporary impairment losses related to its debt securities for 2017. The Company recorded other-than-temporary impairment losses considered to be credit related on its debt securities of $0.5 million and $2.2 million for 2016, and 2015, respectively.

Fair value of equity securities

The fair values of equity securities, including preferred and common stocks, were based on quoted market prices for identical assets that are readily and regularly available in an active market.

Other-than-temporary impairment–equity securities

When a decline in the fair value of an equity security, including common and preferred stock, is considered to be other-than-temporary, such equity security is written down to its fair value. When assessing if a decline in fair value is other-than-temporary, the factors considered by the Company include the length of time and extent to which fair value has been below cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security, the seniority of the securities, issuer-specific news and other developments, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes (including the outlook for industry sectors, which includes government policy initiatives) and the Company’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

When an equity security has been in an unrealized loss position and its fair value is less than 80% of cost for twelve consecutive months, the Company’s review of the security will include the above noted factors as well as other evidence that might exist supporting the view that the security will recover its value in the foreseeable future. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company did not record any other-than-temporary impairment losses related to its equity securities for 2017, 2016 and 2015.

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

For 2017, the Company chose to perform qualitative assessments for each of its reporting units except for its property and casualty insurance reporting unit, for which it performed a quantitative impairment test.  Based on its quantitative impairment test, the Company determined that its property and casualty insurance reporting unit had a fair value that was not substantially in excess of its carrying amount.  If the Company subsequently determines that there is impairment to the goodwill related to its property and casualty insurance reporting unit, management does not expect that it would be material to the Company’s consolidated financial statements.  The results of the Company’s qualitative assessments for each of its other reporting units supported the conclusion that their fair values were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary.  For 2016, the Company chose to perform a quantitative impairment test for all of its reporting units and, based on the results, determined that the fair values of its reporting units exceeded their carrying amounts and, therefore, no additional analysis was required.  For 2015, the Company chose to perform a qualitative assessment, the results of which supported the conclusion that the fair values of the Company’s reporting units were not more likely than not less than their carrying amounts, and therefore, a quantitative impairment test was not considered necessary.  As a result of the Company’s annual goodwill impairment assessments, the Company did not record any goodwill impairment losses for 2017, 2016 or 2015.

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

Impairment of equity method investments in affiliates. The carrying value of equity method investments in affiliates is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In making the determination as to whether an individual investment in an affiliate is impaired, the Company assesses the current and expected financial condition of each relevant entity, including, but not limited to, the anticipated ability of the entity to make its contractually required payments to the Company (with respect to debt obligations to the Company), the results of valuation work performed with respect to the entity, the entity’s anticipated ability to generate sufficient cash flows and the market conditions in the industry in which the entity is operating.  The Company recognized impairment losses of $1.5 million and $2.0 million for 2017 and 2015, respectively, and did not record any impairment losses related to its equity method investments for 2016.

Impairment of property and equipment. Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. If the undiscounted cash flow analysis indicates that the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying amount over its fair value. Impairment losses on property and equipment, which primarily related to impairments of internally developed software, were $0.5 million, $5.2 million and $10.9 million for 2017, 2016 and 2015, respectively.

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

Employee benefit plans.    The Company recognizes the underfunded status of its unfunded supplemental benefit plans as a liability on its consolidated balance sheets. Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost previously are recorded as a component of accumulated other comprehensive loss. Plan obligations are measured annually as of December 31.

The assumption that has had the most significant impact to net periodic costs for the unfunded supplemental benefit plans is the discount rate.  The discount rate assumption reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

Weighted-average discount rate assumptions used to determine net periodic benefit costs for 2017 and 2016, were as follows:

	December 31,
	2017	2016
Unfunded supplemental benefit plans
Discount rate for projected benefit obligation	4.03%	4.33%
Discount rate for service cost	4.32%	4.69%
Discount rate for interest cost	3.43%	3.56%

Weighted-average discount rate assumption used to determine the projected benefit obligation at December 31, 2017 and 2016, was as follows:

	December 31,
	2017	2016
Unfunded supplemental benefit plans
Discount rate	3.61%	4.03%

During 2016, the Company terminated its funded defined benefit pension plans and, in 2017, transferred all remaining benefit obligations relating to the pension plans to a highly rated insurance company.  See Note 13 Employee Benefit Plans to the consolidated financial statements for further discussion of the termination of the Company’s funded defined benefit pension plans.

Recently Adopted Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued updated guidance which permits entities to reclassify stranded tax effects in accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act enacted by the U.S. federal government on December 22, 2017.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company elected to adopt this change in accounting principle in the fourth quarter of 2017 and applied the change as of the beginning of 2017, which resulted in an increase to retained earnings and a decrease to accumulated other comprehensive income of $4.0 million in 2017 on the Company’s consolidated statements of equity.

In March 2017, the FASB issued updated guidance to amend the amortization period for certain purchased callable debt securities held at a premium to shorten the amortization period for the premium to the earliest call date.  The updated guidance is intended to more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities, and is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company elected to adopt the new guidance in the fourth quarter of 2017, which did not have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued updated guidance intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification on the statement of cash flows.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016.  While the adoption of this guidance did have an impact on the Company’s effective income tax rate for 2017, it did not have a material impact on the Company’s consolidated financial statements.  See Note 11 Income Taxes to the consolidated financial statements for further discussion of the Company’s effective income tax rates.  Beginning in 2017, excess tax benefits from share-based compensation are presented in the consolidated statements of cash flows in cash flows from operating activities within net change in income tax accounts.

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

In January 2017, the FASB issued updated guidance intended to simplify how an entity tests goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under the updated guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized limited to the total amount of goodwill allocated to that reporting unit.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In November 2016, the FASB issued updated guidance intended to reduce the diversity in practice on presenting restricted cash and restricted cash equivalents in the statement of cash flows.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued updated guidance intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  In addition to making other targeted improvements to current guidance, the updated guidance also requires all equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in the fair value recognized through net income.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted in certain circumstances.  While the Company expects the adoption of this guidance to impact its consolidated statements of income, the materiality of the impact will depend upon the size of, and level of volatility experienced within, the Company’s equity portfolio. Upon adoption of the guidance, cumulative net unrealized gains, net of taxes, of $40.0 million related to the Company’s investments in equity securities, previously classified as available-for-sale, were recognized as a cumulative-effect adjustment to retained earnings on January 1, 2018.

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets.  The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of recognition.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  Revenue from insurance contracts is not within the scope of this guidance.  In August 2015, the FASB issued updated guidance which defers the effective date of this guidance by one year.  In 2016, the FASB issued additional updates to the new guidance primarily to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, accounting for licenses of intellectual property, and to provide narrow-scope improvements and additional practical expedients.  In February 2017, the FASB issued an additional update to the new guidance to clarify the scope of derecognition guidance for nonfinancial assets and to provide guidance for partial sales of nonfinancial assets.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company has elected to adopt the new guidance under the modified retrospective approach and, except for certain disclosure requirements, does not expect the new guidance to have a material impact on its consolidated financial statements.

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

The Company’s total revenues for 2017 were $5.8 billion, which reflected an increase of $0.2 billion, or 3.5%, when compared with $5.6 billion for 2016.  This increase was primarily attributable to an increase in agent premiums of $74.0 million, or 3.2%, an increase in information and other revenues of $52.2 million, or 7.2%, an increase in direct premiums and escrow fees of $45.8 million, or 1.9%, and an increase in net investment income of $36.3 million, or 28.8%.  The increase in direct premiums and escrow fees attributable to the title insurance and services segment was $17.7 million, or 0.9%.  Direct premiums and escrow fees from residential purchase and commercial transactions in 2017 increased $93.6 million and $35.1 million, or 11.4% and 5.3%, respectively, while direct premiums and escrow fees from residential refinance transactions decreased $110.0 million, or 32.3%, in 2017 when compared to 2016.

According to the Mortgage Bankers Association’s January 20, 2018 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 16.6% in 2017 when compared with 2016. According to the MBA Forecast, the dollar amount of purchase originations increased 5.5% and refinance originations decreased 39.9% in 2017 when compared to 2016. This volume of domestic residential mortgage origination activity contributed to an increase in direct premiums and escrow fees for the Company’s direct title operations of 11.4% from domestic residential purchase transactions and a 32.3% decrease in direct premiums and escrow fees from domestic refinance transactions in 2017 when compared to 2016.

During 2017, the Company completed acquisitions for an aggregate purchase price of $91.1 million, which are included in the Company’s title insurance and services segment.  These acquisitions serve to strengthen the Company’s core title and settlement businesses.

In 2016, the Company terminated its funded defined benefit pension plans, and in 2017, the Company transferred all remaining benefit obligations related to the pension plans to a highly rated insurance company.  In connection with the termination, the Company recognized pension settlement costs of $152.4 million and $66.3 million in personnel costs in the corporate segment for 2017 and 2016, respectively.  The Company estimates an annual reduction of approximately $22 million in personnel costs related to the pension plans within the corporate segment, based on the level of these expenses for 2016.  For further discussion of the pension termination see Note 13 Employee Benefit Plans to the consolidated financial statements.

On December 22, 2017, comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act amends the Internal Revenue Code to reduce U.S. tax rates and modify policies, credits and deductions for individuals and businesses. The changes resulting from the Tax Reform Act are broad and complex and will require additional analysis, but the Company expects that the Tax Reform Act will have an overall favorable impact on its effective tax rate and earnings per share in future periods. The Company recorded $114.1 million in estimated net tax benefits to net income for 2017 related to the Tax Reform Act. For further discussion of the impact of the Tax Reform Act on the Company’s consolidated financial statements, see Note 11 Income Taxes to the consolidated financial statements.

In addition, the Company continues to monitor developments in its regulatory environment.  Currently, federal officials are discussing various potential changes to laws and regulations that could impact the Company’s businesses, including changes to the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the reform or privatization of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). In addition, the Tax Reform Act included changes that could affect the real estate and mortgage markets, including changes to the mortgage interest deduction, the increase in the standard deduction (which limits the benefit of itemizing and deducting mortgage interest separately) and the limitation on state and local tax deductions, among others. The impact of the Tax Reform Act on volumes of real estate transactions and mortgage originations is not currently known. Other changes in these areas, and more generally in the regulatory environment, in which the Company and its customers operate, could similarly impact the volume of mortgage originations in the United States and the Company’s competitive position and results of operations. At this time, the nature and impact of any future changes is unknown.

Title Insurance and Services

	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums and escrow fees	$2,022,384	$2,004,686	$1,929,783	$17,698	0.9	$74,903	3.9
Agent premiums	2,360,659	2,286,630	2,098,265	74,029	3.2	188,365	9.0
Information and other	766,018	713,137	669,984	52,881	7.4	43,153	6.4
Net investment income	137,439	110,757	97,520	26,682	24.1	13,237	13.6
Net realized investment gains (losses)	6,656	18,915	(7,442)	(12,259)	(64.8)	26,357	354.2
	5,293,156	5,134,125	4,788,110	159,031	3.1	346,015	7.2
Expenses
Personnel costs	1,636,483	1,578,244	1,491,892	58,239	3.7	86,352	5.8
Premiums retained by agents	1,863,356	1,801,571	1,656,722	61,785	3.4	144,849	8.7
Other operating expenses	788,020	764,388	745,278	23,632	3.1	19,110	2.6
Provision for policy losses and other claims	175,322	235,661	263,881	(60,339)	(25.6)	(28,220)	(10.7)
Depreciation and amortization	121,540	93,069	80,359	28,471	30.6	12,710	15.8
Premium taxes	62,545	59,464	57,500	3,081	5.2	1,964	3.4
Interest	3,526	2,856	2,524	670	23.5	332	13.2
	4,650,792	4,535,253	4,298,156	115,539	2.5	237,097	5.5
Income before income taxes	$642,364	$598,872	$489,954	$43,492	7.3	$108,918	22.2
Margins	12.1%	11.7%	10.2%	0.4%	3.4	1.5%	14.7

Direct premiums and escrow fees increased $17.7 million, or 0.9%, in 2017 from 2016 and $74.9 million, or 3.9%, in 2016 from 2015. The increase in direct premiums and escrow fees in 2017 from 2016 was primarily due to an increase in domestic average revenues per order closed, partially offset by a decrease in the domestic title orders closed by the Company’s direct title operations. The increase in direct premiums and escrow fees in 2016 from 2015 was primarily due to an increase in domestic title orders closed by the Company’s direct title operations, partially offset by a decrease in domestic average revenues per order closed. The domestic average revenues per order closed were $2,264, $1,931 and $2,012 for 2017, 2016 and 2015, respectively. The 17.2% increase in average revenues per order closed in 2017 from 2016 was primarily due to a shift in the mix of direct revenues generated from lower premium residential refinance products to higher premium residential purchase and commercial products, higher average revenues per order from commercial transactions, higher residential real estate values, and premium and fee increases related to residential purchase transactions. The 4.0% decrease in average revenues per order closed in 2016 from 2015 was primarily due to a shift in the mix of direct revenues generated from higher premium commercial products to lower premium residential refinance products. The Company’s direct title operations closed 823,700, 958,400 and 882,400 domestic title orders during 2017, 2016 and 2015, respectively. The 14.1% decrease in orders closed in 2017 from 2016 and the 8.6% increase in orders closed in 2016 from 2015 were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums increased $74.0 million, or 3.2%, in 2017 from 2016 and $188.4 million, or 9.0%, in 2016 from 2015. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, full year agent premiums typically reflect mortgage origination activity from the fourth quarter of the prior year through the third quarter of the current year. The increase in agent premiums in 2017 from 2016 was generally consistent with the 3.0% increase in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2017 as compared with the twelve months ended September 30, 2016. The increase in agent premiums in 2016 from 2015 was generally consistent with the 2.9% increase in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2016 as compared with the twelve months ended September 30, 2015.

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

Information and other revenues increased $52.9 million, or 7.4%, in 2017 from 2016 and $43.2 million, or 6.4%, in 2016 from 2015. The increases were driven by recent acquisitions.  Excluding the $77.4 million impact of new acquisitions for the year ended December 31, 2017, information and other revenues decreased $24.5 million, or 3.4%, in 2017 compared to 2016.  The decrease in 2017 from 2016, adjusted for the impact of new acquisitions, was due to lower demand for the Company’s default information products driven by a decrease in loss mitigation activities and lower demand for the Company’s valuation services, fulfillment services, and automated products driven by a decrease in mortgage origination volumes, partially offset by higher fees earned on non-insured products related to commercial transactions.  Excluding the $48.5 million impact of new acquisitions for the year ended December 31, 2016, information and other revenues decreased $5.3 million, or 0.8%, in 2016 compared to 2015.  The decrease in 2016 from 2015, adjusted for the impact of new acquisitions, was due to lower demand for the Company’s default information products as a result of a decrease in domestic loss mitigation activities and lower revenue in the Company’s Australian operations due to the loss of a large customer, partially offset by higher demand for the Company’s title plant and data products.

Net investment income increased $26.7 million, or 24.1%, in 2017 from 2016 and $13.2 million, or 13.6%, in 2016 from 2015.  The increase in 2017 from 2016 was primarily attributable to the increase in short-term interest rates which drove higher interest income in the Company’s cash balances and investment portfolio.  The increase in 2016 from 2015 was primarily attributable to higher interest income from the debt securities portfolio due to higher average balances in 2016 when compared to 2015. Net investment income for 2017 and 2015 included impairment losses of $1.5 million and $2.0 million, respectively, recognized on investments accounted for using the equity method.  No impairment losses were recognized on investments accounted for using the equity method in 2016.

Net realized investment gains for the title insurance and services segment totaled $6.7 million for 2017 and were primarily from the sales of debt and equity securities, partially offset by a $6.6 million loss recognized when the Company purchased the remaining equity ownership in an investment in an affiliate during the third quarter of 2017.  This investment, which was previously accounted for using the equity method of accounting, is now consolidated for financial reporting purposes.  Net realized investment gains were $18.9 million for 2016 and were primarily from the sales of debt and equity securities.  Net realized investment losses were $7.4 million for 2015 and were primarily from the impairment of internally developed software and losses from the sales of equity securities, partially offset by gains from the sale of real estate.  Net realized investment gains for 2017, 2016 and 2015 included $0.8 million, $3.3 million and $9.3 million, respectively, of gains from the sale of real estate.  In addition, net realized investment gains for 2017, 2016 and 2015 included impairment losses of $3.0 million, $5.2 million and $10.9 million, respectively.  The impairment losses recorded in 2017 were primarily related to title plants and the impairment losses recorded in 2016 and 2015 were primarily related to internally developed software.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs. This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs increased $58.2 million, or 3.7%, in 2017 from 2016 and $86.4 million, or 5.8%, in 2016 from 2015. The increases were largely driven by recent acquisitions.  Excluding the $57.5 million impact of new acquisitions for the year ended December 31, 2017, personnel costs increased $0.7 million, or were essentially flat, in 2017 compared to 2016. The minor increase in 2017 from 2016, adjusted for the impact of new acquisitions, was primarily attributable to higher salary, incentive compensation and employee retention costs, mostly offset by lower temporary labor costs and overtime expense.  The higher salary cost was due to an increase in average salaries, partially offset by lower average headcount.  The increase in incentive compensation expense was due to higher profitability.  Excluding the $38.1 million impact of new acquisitions for the year ended December 31, 2016, personnel costs increased $48.3 million, or 3.2%, in 2016 compared to 2015. The increase in 2016 from 2015, adjusted for the impact of new acquisitions, was primarily attributable to higher salary, incentive compensation, share-based compensation, and employee benefits expense.  The higher salary cost was due to an increase in average salaries and, to a lesser extent, higher average headcount.  The increase in incentive compensation expense was due to higher commissions paid on higher revenues, partially offset by lower 401(k) savings plan matches.  The higher share-based compensation cost was due to increased restricted stock units granted to employees during the first quarter of 2016 associated with 2015 performance.  The increase in employee benefits expense was primarily due to higher paid medical claims.  Personnel costs included severance expense of $10.1 million, $8.3 million and $5.6 million for 2017, 2016 and 2015, respectively.

The Company continues to closely monitor order volumes and related staffing levels and intends to adjust staffing levels as considered necessary. The Company’s direct title operations opened 1,069,000, 1,281,400 and 1,261,700 domestic title orders in 2017, 2016 and 2015, respectively, representing a decrease of 16.6% in 2017 from 2016 and an increase of 1.6% in 2016 from 2015.

A summary of premiums retained by agents and agent premiums is as follows:

	2017	2016	2015
	(in thousands, except percentages)
Premiums retained by agents	$1,863,356	$1,801,571	$1,656,722
Agent premiums	$2,360,659	$2,286,630	$2,098,265
% retained by agents	78.9%	78.8%	79.0%

The premium split between underwriter and agents is in accordance with the respective agency contracts and can vary from region to region due to divergences in real estate closing practices and state regulations. As a result, the percentage of title premiums retained by agents can vary due to the geographic mix of revenues from agency operations.  The changes in the percentage of title premiums retained by agents in 2017 from 2016 and in 2016 from 2015 were primarily due to changes in the geographic mix of agency revenues.

Other operating expenses (principally related to direct operations) increased $23.6 million, or 3.1%, in 2017 from 2016 and $19.1 million, or 2.6%, in 2016 from 2015. The increases were driven by recent acquisitions.  Excluding the $32.4 million impact of new acquisitions for the year ended December 31, 2017, other operating expenses decreased $8.8 million, or 1.2%, in 2017 compared to 2016.  The decrease in 2017 from 2016, adjusted for the impact of new acquisitions, was primarily attributable to lower production related costs driven by lower order volumes, higher foreign currency exchange gains, and declines in furniture and equipment costs, software related costs and litigation related costs.  The decreases were partially offset by increased occupancy expense and the first quarter of 2016 benefitting from the recovery of an insurance claim.  In addition, other operating expenses increased by $8.5 million due to an out-of-period adjustment recorded to write-off certain uncollectible balances related to fees that should have been previously written off.  To correct for this error, the Company recorded the $8.5 million adjustment in the fourth quarter of 2017.  For further discussion of the out-of-period adjustments see Note 1 Basis of Presentation and Significant Accounting Policies to the consolidated financial statements.  Excluding the $14.0 million impact of new acquisitions for the year ended December 31, 2016, other operating expenses increased $5.1 million, or 0.7%, in 2016 compared to 2015.  The increase in 2016 from 2015, adjusted for the impact of new acquisitions, was primarily attributable to higher professional services expenses and higher software related expenses, partially offset by lower bad debt expense, lower foreign currency exchange losses and a recovery on an insurance claim.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 4.0%, 5.5% and 6.6% for the years ended December 31, 2017, 2016 and 2015, respectively.

The current year rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.

As of December 31, 2017, the IBNR claims reserve for the title insurance and services segment was $875.7 million, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $716.3 million to $910.9 million. The range limits are $159.4 million below and $35.2 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

The prior year rate of 5.5% reflected an ultimate loss rate of 4.5% for policy year 2016 and a $42.6 million net increase in loss reserve estimates for prior policy years.  The increase in loss reserve estimates for prior policy years was primarily attributable to potential uncertainty with respect to the Company’s exposure to large title claims.  A large title claim is defined as a title claim with a total ultimate loss in excess of $2.5 million.  This uncertainty was due to the following factors, among others: (i) the volatility associated with the timing and severity of large title claims, (ii) the potential of incurring one or more large title claims that significantly exceed estimated ultimate losses indicated by current historical trends, and (iii) the complexity associated with handling large title claims which makes it difficult to estimate the ultimate outcome.  While the Company believed its claims reserve attributable to large title claims was reasonable, this uncertainty increased the potential for adverse loss development.

The 2015 rate of 6.6% reflected an ultimate loss rate of 4.2% for policy year 2015 and a $93.1 million net increase in loss reserve estimates for prior policy years.  The increase in loss reserve estimates for prior policy years was primarily attributable to a change in methodology used by the Company’s internal actuary to estimate total ultimate losses.  Previously, the internal actuary’s model did not separate claims experience for large title claims from normal title claims activity.  With this change in methodology, the model began to separate claims experience for large title claims from normal title claims activity when developing reserve estimates.  As a result, loss reserve estimates for prior policy years increased, primarily for policy years 2004 through 2007.  The change in methodology was implemented due to the increased frequency of large title claims experienced over the prior several years and the volatility associated with the timing and severity of large title claims.  The Company accounted for this change in methodology as a change in accounting estimate.

As of December 31, 2017, the projected ultimate loss ratios for policy years 2017, 2016 and 2015 were 4.0%, 4.2% and 3.8%, respectively.

Depreciation and amortization expense increased $28.5 million, or 30.6%, in 2017 from 2016 and $12.7 million, or 15.8%, in 2016 from 2015.  The increase in 2017 from 2016 was primarily attributable to higher amortization expense associated with internally developed technology and purchased software licenses, $6.5 million related to recent acquisitions, and $4.7 million in out-of-period adjustments to fully amortize certain title plant imaging assets that were misclassified as title plants assets.  The higher amortization expense related to internally developed technology included $5.3 million of accelerated amortization for 2017, resulting from a shortened useful life for a software interface.  For further discussion of the out-of-period adjustments see Note 1 Basis of Presentation and Significant Accounting Policies to the consolidated financial statements.  The increase in 2016 from 2015 was primarily attributable to higher amortization expense associated with internally developed technology and purchased software licenses and $2.7 million related to recent acquisitions.

Insurers generally are not subject to state income or franchise taxes. However, in lieu thereof, a premium tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. The Company’s noninsurance subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company’s total tax burden at the state level for the title insurance and services segment is composed of a combination of premium taxes and state income taxes. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for the years ended December 31, 2017, 2016 and 2015.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase. Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity. Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations. Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The pre-tax margins were 12.1%, 11.7% and 10.2% for the years ended December 31, 2017, 2016 and 2015, respectively.

Specialty Insurance

	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums	$439,470	$411,353	$380,264	$28,117	6.8	$31,089	8.2
Information and other	11,259	10,877	3,180	382	3.5	7,697	242.0
Net investment income	9,713	9,476	8,850	237	2.5	626	7.1
Net realized investment gains	4,578	4,138	1,463	440	10.6	2,675	182.8
	465,020	435,844	393,757	29,176	6.7	42,087	10.7
Expenses
Personnel costs	71,604	67,733	65,742	3,871	5.7	1,991	3.0
Other operating expenses	67,813	62,610	49,741	5,203	8.3	12,869	25.9
Provision for policy losses and other claims	275,088	252,940	227,211	22,148	8.8	25,729	11.3
Depreciation and amortization	6,351	5,593	4,775	758	13.6	818	17.1
Premium taxes	7,256	6,894	6,769	362	5.3	125	1.8
	428,112	395,770	354,238	32,342	8.2	41,532	11.7
Income before income taxes	$36,908	$40,074	$39,519	$(3,166)	(7.9)	$555	1.4
Margins	7.9%	9.2%	10.0%	(1.3)%	(14.1)	(0.8)%	(8.0)

Direct premiums increased $28.1 million, or 6.8%, in 2017 from 2016 and $31.1 million, or 8.2%, in 2016 from 2015. The increases were due to higher premiums earned in the home warranty business driven by an increase in the number of home warranty residential service contracts issued and an increase in the average price charged per contract.

Information and other revenues increased $0.4 million, or 3.5%, in 2017 from 2016 and $7.7 million, or 242.0%, in 2016 from 2015.  The increase in 2016 from 2015 was primarily due to a change in how the Company reports installment fees related to home warranty residential service contracts.  Beginning in 2016, the Company reported installment fees in information and other revenues, while prior to 2016, the Company reported installment fees as a reduction in other operating expenses.  This change resulted in an increase to information and other revenues and an increase to other operating expenses of $7.5 million in 2016 when compared to 2015.

Net realized investment gains for the specialty insurance segment totaled $4.6 million, $4.1 million and $1.5 million for 2017, 2016 and 2015, respectively, and were primarily from the sales of debt and equity securities. Net realized investment gains for 2016 also included $2.3 million of gains from the sale of real estate.

Personnel costs and other operating expenses increased $9.1 million, or 7.0%, in 2017 from 2016 and $14.9 million, or 12.9%, in 2016 from 2015.  The increase in 2017 from 2016 was primarily related to higher salary expense due to higher average headcount, higher incentive compensation in the home warranty business on higher revenue and profitability, and higher offshore labor expense related to increased customer support activities associated with increased volume in the home warranty business.  The increase was also related to a $3.5 million benefit recorded in 2016 from higher deferred acquisition costs associated with the change in how the Company reports installment fees related to home warranty residential service contracts which is further discussed above.  The increase in 2016 from 2015 was primarily related to the change in how the Company reports installment fees related to home warranty residential service contracts, higher offshore labor expense related to increased customer support activities associated with the increased volume in the home warranty business, higher advertising expense in the home warranty business, and higher salary expense due to higher average salaries.  These increases were partially offset by the $3.5 million benefit from higher deferred acquisition costs associated with the change in how the Company reports installment fees related to home warranty residential service contracts.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 53.5% in 2017, 60.7% in 2016 and 56.5% in 2015.  The decrease in rate in 2017 from 2016 was primarily attributable to a decrease in the frequency and severity of claims and, to a lesser extent, an increase in average revenue per contract.  The decrease in the severity of claims was primarily due to more efficient claims management, which was mainly driven by improved rates with contractors and more efficient allocation of claims to contractors. The severity and frequency of home warranty claims also benefited from milder weather conditions when compared to the prior year.  The increase in rate in 2016 from 2015 was primarily attributable to higher contract servicing costs due to an increase in the frequency of higher cost claims related to increased equipment and replacement costs and less efficient claims management.  The efficiency of claims management was adversely impacted by the increased level of claims opened in 2016 as a result of the higher volume of home warranty residential service contracts outstanding in 2016.

The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 85.0% in 2017, 63.3% in 2016 and 66.4% in 2015. The increase in rate in 2017 from 2016 was primarily attributable to an increase in the severity and, to a lesser extent, frequency of claims.  The increase in claims severity was primarily due to wildfires in California, including two separate wildfires during the fourth quarter of 2017 with losses exceeding property and casualty’s reinsurance retention limit of $5.0 million for each event, and rainstorms in the western portion of the United States. The decrease in rate in 2016 from 2015 was primarily attributable to lower weather-related loss events when compared to the prior year.

Premium taxes as a percentage of specialty insurance segment premiums were 1.7% in 2017 and 2016 and 1.8% in 2015.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations. Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pre-tax margins were 7.9%, 9.2% and 10.0% for 2017, 2016 and 2015, respectively.

Corporate

	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Net investment income (losses)	$15,326	$5,946	$(5,387)	$9,380	157.8	$11,333	210.4
Net realized investment losses	—	—	(568)	—	—	568	100.0
	15,326	5,946	(5,955)	9,380	157.8	11,901	199.8
Expenses
Personnel costs	190,464	110,656	37,301	79,808	72.1	73,355	196.7
Other operating expenses	26,104	26,867	25,976	(763)	(2.8)	891	3.4
Depreciation and amortization	162	385	462	(223)	(57.9)	(77)	(16.7)
Interest	32,537	29,403	27,014	3,134	10.7	2,389	8.8
	249,267	167,311	90,753	81,956	49.0	76,558	84.4
Loss before income taxes	$(233,941)	$(161,365)	$(96,708)	$(72,576)	(45.0)	$(64,657)	(66.9)

Net investment income totaled $15.3 million in 2017, $5.9 million in 2016 and a loss of $5.4 million in 2015. The change in net investment income for all three years is primarily attributable to fluctuations in earnings on investments associated with the Company’s deferred compensation plan.  Net investment losses for 2015 were impacted by a one-time non-cash charge of $4.0 million, recorded during the first quarter of 2015, related to the investments associated with the Company’s deferred compensation plan.

Corporate personnel costs and other operating expenses were $216.6 million, $137.5 million and $63.3 million in 2017, 2016 and 2015, respectively. The increase in 2017 from 2016 was primarily attributable to pension settlement costs of $152.4 million that the Company recognized during the third quarter of 2017 upon completing the termination of its funded defined benefit pension plans. The increase in 2016 from 2015 was primarily attributable to a $66.3 million settlement expense recorded in the fourth quarter of 2016 related to the termination of the Company’s funded defined benefit pension plans.  For further discussion of the pension termination see Note 13 Employee Benefit Plans to the consolidated financial statements.

Interest expense increased $3.1 million in 2017 from 2016 and $2.4 million in 2016 from 2015.  The increase in 2017 was due to the Company borrowing $160.0 million under its credit facility during September 2016.  Interest expense increased in 2016 primarily due to a change in how the Company reports amortization of deferred debt issuance costs.  Beginning in 2016, the Company reported amortization of deferred debt issuance costs in interest expense, while prior to 2016, the Company reported amortization of deferred debt issuance costs in other operating expenses.  This change resulted in an increase in interest expense and a decrease in other operating expenses of $2.0 million in 2016 when compared to 2015.  Interest expense also increased due to the Company borrowing $160.0 million under its credit facility during September 2016.

Eliminations

The Company’s inter-segment eliminations were not material for the years ended December 31, 2017, 2016 and 2015.

Income Taxes

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of these differences is as follows:

	Year ended December 31,
	2017		2016		2015
	(in thousands, except percentages)
Taxes calculated at federal rate	$155,866	35.0%	$167,153	35.0%	$151,468	35.0%
State taxes, net of federal benefit	(872)	(0.2)	3,703	0.8	4,581	1.1
Change in liability for tax positions	(3,482)	(0.8)	(10,512)	(2.2)	1,094	0.3
Foreign income taxed at different rates	(6,163)	(1.3)	(7,983)	(1.7)	(7,111)	(1.6)
Federal tax credits	—	—	(12,265)	(2.6)	(1,710)	(0.4)
Tax reform impact	(129,139)	(29.0)	—	—	—	—
Unremitted foreign earnings	14,997	3.3	—	—	—	—
Other items, net	(7,739)	(1.7)	(5,991)	(1.2)	(4,427)	(1.1)
	$23,468	5.3%	$134,105	28.1%	$143,895	33.3%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 5.3% for 2017, 28.1% for 2016 and 33.3% for 2015. The differences in the effective tax rates are typically due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contributions to pretax income and changes in the ratio of permanent differences to income before income taxes. The Company’s effective tax rate for 2017 also reflects the estimated impact of the Tax Reform Act, state tax benefits relating to the termination of the Company’s pension plan, and the release of reserves relating to tax positions taken on prior year tax returns.  For further discussion of the impact of the Tax Reform Act on the Company’s consolidated financial statements, see Note 11 Income Taxes to the consolidated financial statements.  In addition, the Company’s effective tax rate for 2017 reflects the adoption of new accounting guidance related to the accounting for share-based payment transactions, which requires, among other items, that all excess tax benefits and tax deficiencies associated with share-based payment transactions be recorded in income tax expense rather than in additional paid-in capital, as previously required.  The impact to the Company of adopting this guidance was a reduction in income tax expense of $3.4 million.  For further discussion of the new guidance, see Note 1 Basis of Presentation and Significant Accounting Policies to the consolidated financial statements. The Company’s effective tax rate for 2016 reflects the resolution of certain tax authority examinations and tax credits claimed in 2016 and prior years.  The Company’s effective tax rate for 2015 includes a benefit for the release of valuation allowances previously provided against certain foreign net operating losses and other deferred tax assets.

Net Income and Net Income Attributable to the Company

Net income and per share information are summarized as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Net income attributable to the Company	$423,049	$342,993	$288,086
Net income per share attributable to the Company’s stockholders:
Basic	$3.79	$3.10	$2.65
Diluted	$3.76	$3.09	$2.62
Weighted-average common shares outstanding:
Basic	111,668	110,548	108,427
Diluted	112,435	111,156	109,826

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

Cash provided by operating activities totaled $632.1 million, $489.4 million and $551.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, after claim payments, net of recoveries, of $472.0 million, $463.0 million and $476.5 million, respectively. The principal nonoperating uses of cash and cash equivalents for the years ended December 31, 2017, 2016 and 2015 were purchases of debt and equity securities, dividends to common stockholders, capital expenditures and business acquisitions. The most significant nonoperating sources of cash and cash equivalents for the years ended December 31, 2017, 2016 and 2015 were proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations, and, for the year ended December 31, 2016, net proceeds from the issuance of debt. The net effect of all activities on total cash and cash equivalents was an increase of $381.1 million, a decrease of $21.2 million, and a decrease of $162.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments.  In August 2017, the Company’s board of directors approved an increase in the Company’s quarterly cash dividend to 38 cents per common share, representing a 12% increase from the prior level of 34 cents per common share.  The dividend increase became effective beginning with the September 2017 dividend. In January 2018, the Company’s board of directors approved a first quarter cash dividend of 38 cents per common share.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.4 million remained as of December 31, 2017. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2017, the Company did not repurchase any shares of its common stock and, as of December 31, 2017, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.6 million.

Holding company.     First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of December 31, 2017, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries in 2018, without prior approval from applicable regulators, was dividends of $338.4 million and loans and advances of $96.0 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

The Tax Reform Act amends the Internal Revenue Code to reduce U.S. tax rates and modify policies, credits and deductions for individuals and businesses. While the changes resulting from the Tax Reform Act are broad and complex and will require additional analysis, the Company expects that the Tax Reform Act will have an overall favorable impact on its effective tax rate resulting in less cash required for tax payments in future periods.  In addition, the Tax Reform Act moves the U.S. to a partial territorial tax system, which as a result, will reduce the tax costs associated with future distributions of earnings from foreign subsidiaries.  For further discussion of the impact of the Tax Reform Act on the Company’s consolidated financial statements, see Note 11 Income Taxes to the consolidated financial statements.

As of December 31, 2017, the holding company’s sources of liquidity included $233.9 million of cash and cash equivalents and $540.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.      The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $700.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes. At December 31, 2017, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 3.32%.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2017, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities. In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During 2017, the Company financed securities for funds received totaling $10.0 million under these agreements. As of December 31, 2017, no amounts remained outstanding under these agreements.

In addition to being a party to master repurchase agreements, the Company’s federal savings bank subsidiary, First American Trust, FSB maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with correspondent institutions.  As of December 31, 2017, no amounts remained outstanding under any of these facilities.

Notes and contracts payable as a percentage of total capitalization was 17.4% and 19.6% at December 31, 2017 and 2016, respectively. Notes and contracts payable are further described in Note 9 Notes and Contracts Payable to the consolidated financial statements.

Investment portfolio.     The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of December 31, 2017, 91% of the Company’s investment portfolio consisted of fixed income securities, of which 59% were United States government-backed or rated AAA and 95% were rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s investment portfolio at December 31, 2017, see Note 3 Debt and Equity Securities to the consolidated financial statements.

In addition to its debt and equity investment securities portfolio, the Company maintains certain money-market and other short-term investments.

Capital expenditures.    Capital expenditures are primarily related to software development costs and purchases of property and equipment and software licenses. Capital expenditures totaled $136.7 million, $132.3 million and $127.6 million for 2017, 2016 and 2015, respectively. The increase in 2017 from 2016 primarily related to an increase in spending on property and equipment and software licenses in 2017, partially offset by lower spending on software development.  The increase in 2016 from 2015 primarily related to the Company’s adoption of the change in accounting treatment for internal-use software licenses in 2016, partially offset by lower spending in property and equipment, software, title plants, and real estate data.

Contractual obligations.    A summary of the Company’s contractual obligations at December 31, 2017, by due date, is as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Notes and contracts payable	$732,810	$4,612	$167,579	$7,069	$553,550
Interest on notes and contracts payable	165,887	25,791	50,856	63,791	25,449
Operating leases	367,083	83,684	135,300	80,640	67,459
Deposits	3,070,566	3,070,566	—	—	—
Claims losses	1,028,933	266,920	221,560	154,129	386,324
Employee benefit plans	410,153	14,266	30,284	31,640	333,963
	$5,775,432	$3,465,839	$605,579	$337,269	$1,366,745

The timing of claims payments is estimated and is not set contractually. Nonetheless, based on historical claims experience, the Company anticipates the above payment patterns. Changes in future claims settlement patterns, judicial decisions, legislation, economic conditions and other factors could affect the timing and amount of actual claims payments. The timing and amount of payments in connection with employee benefit plans are based on the Company’s current estimates and require the use of significant assumptions. Changes in significant assumptions could affect the amount and timing of employee benefit plan payments. See Note 13 Employee Benefit Plans to the consolidated financial statements for additional discussion of management’s significant assumptions. The Company is not able to reasonably estimate the timing of payments, or the amount by which the liability for the Company’s uncertain tax positions will increase or decrease over time; therefore the liability of $12.8 million has not been included in the contractual obligations table. See Note 11 Income Taxes to the consolidated financial statements for additional discussion of the Company’s liability for uncertain tax positions.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $7.5 billion and $6.8 billion at December 31, 2017 and 2016, respectively, of which $2.9 billion and $2.6 billion, respectively, were held at First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.7 billion and $3.2 billion at December 31, 2017 and 2016, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.6 billion and $2.0 billion at December 31, 2017 and 2016, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

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

The Company’s exposure to interest rate changes primarily results from the Company’s significant portfolio of fixed income securities and from its financing activities. In general, the fair value of fixed income securities increases or decreases inversely with changes in market interest rates.  The Company also considers its investments in preferred stock to be exposed to interest rate risk.  The fair values of the Company’s fixed income portfolio at December 31, 2017 and 2016 were $4.8 billion and $4.6 billion, respectively.  One means of assessing the exposure of the Company’s fixed income portfolio to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical parallel and instantaneous shift in interest rates across all maturities.  Under this model, with all other factors held constant, the Company estimates that increases in interest rates of 100 and 200 basis points could cause the fair value of its fixed income portfolio (including investments in preferred stock) at December 31, 2017 to decrease by approximately $172.0 million, or 3.6%, and $344.0 million, or 7.2%, respectively, and at December 31, 2016 to decrease by approximately $109.0 million, or 2.4%, and $272.0 million, or 5.9%, respectively.

With respect to adjustable-rate debt, the Company is primarily exposed to the effects of changes in prevailing interest rates through its variable rate credit facility and its interest bearing escrow deposit liabilities.  As of December 31, 2017 and 2016, the Company had $160.0 million outstanding under its credit facility. Assuming the full utilization of available funds under the facility of $700.0 million at December 31, 2017 and 2016, and assuming that the borrowings were outstanding for the entire year, increases of 50 and 100 basis points in the prevailing interest rate on the Company’s credit facility would result in increases in interest expense of $3.5 million and $7.0 million for 2017 and 2016.

The Company’s interest bearing escrow deposit liabilities totaled $2.1 billion and $2.0 billion at December 31, 2017 and 2016, respectively.  These variable rate customer savings accounts are subject to market rate fluctuations.  The weighted average interest rate for 2017 and 2016 was 0.10%. Assuming increases in interest rates of 25 and 50 basis points and that the deposit amounts at December 31, 2017 and 2016 are held constant for the entire year, interest expense for 2017 would be higher by $5.1 million and $10.3 million, respectively, and 2016 would be higher by $4.9 million and $9.8 million, respectively.

Equity Price Risk

The Company is also subject to equity price risk related to its equity securities portfolio. The fair value of the Company’s equity securities portfolio (excluding preferred stock of $19.0 million and $15.6 million) was $447.5 million and $388.5 million as of December 31, 2017 and 2016, respectively.  Assuming broad-based declines in equity market prices of 10% and 20%, with all other factors constant, the fair value of the Company’s equity securities at December 31, 2017 could decrease by $44.8 million and $89.5 million, respectively, and at December 31, 2016 could decrease by $38.9 million and $77.7 million, respectively.

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

The Company’s overall investment securities portfolio maintains an average credit quality of AA. For further information on the credit quality of the Company’s investment portfolio at December 31, 2017, see Note 3 Debt and Equity Securities to the consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

First American Financial Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First American Financial Corporation and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Los Angeles, California

February 16, 2018

We have served as the Company’s auditor since 2009.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$1,387,226	$1,006,138
Accounts and accrued income receivable, less allowances of $23,066 and $30,185	311,084	299,799
Income taxes receivable	38,673	67,970
Investments:
Deposits with banks	41,335	21,222
Debt securities, includes pledged securities of $108,427 and $110,647	4,752,684	4,553,363
Equity securities	466,516	404,085
Other investments	117,768	162,029
	5,378,303	5,140,699
Property and equipment, net	439,569	434,050
Title plants and other indexes	568,452	564,309
Deferred income taxes	22,803	20,037
Goodwill	1,113,005	1,017,417
Other intangible assets, net	99,913	78,898
Other assets	214,194	202,460
	$9,573,222	$8,831,777
LIABILITIES AND EQUITY
Deposits	$3,070,566	$2,779,478
Accounts payable and accrued liabilities:
Accounts payable	68,460	59,269
Personnel costs	194,357	193,825
Pension costs and other retirement plans	401,083	400,412
Other	129,257	140,449
	793,157	793,955
Deferred revenue	240,822	228,905
Reserve for known and incurred but not reported claims	1,028,933	1,025,863
Income taxes payable	4,602	10,376
Deferred income taxes	219,307	242,158
Notes and contracts payable	732,810	736,693
	6,090,197	5,817,428
Commitments and contingencies (Notes 18 and 19)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares;
Outstanding—110,925 shares and 109,944 shares	1	1
Additional paid-in capital	2,236,351	2,191,756
Retained earnings	1,311,112	1,046,822
Accumulated other comprehensive loss	(67,509)	(230,400)
Total stockholders’ equity	3,479,955	3,008,179
Noncontrolling interests	3,070	6,170
Total equity	3,483,025	3,014,349
	$9,573,222	$8,831,777

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Direct premiums and escrow fees	$2,461,854	$2,416,039	$2,310,047
Agent premiums	2,360,659	2,286,630	2,098,265
Information and other	776,214	723,990	673,138
Net investment income	162,402	126,134	100,553
Net realized investment gains (losses)	11,234	23,053	(6,547)
	5,772,363	5,575,846	5,175,456
Expenses:
Personnel costs	1,898,551	1,756,633	1,594,935
Premiums retained by agents	1,863,356	1,801,571	1,656,722
Other operating expenses	880,874	853,841	820,969
Provision for policy losses and other claims	450,410	488,601	491,092
Depreciation and amortization	128,053	99,047	85,596
Premium taxes	69,801	66,358	64,269
Interest	35,987	32,214	29,108
	5,327,032	5,098,265	4,742,691
Income before income taxes	445,331	477,581	432,765
Income taxes	23,468	134,105	143,895
Net income	421,863	343,476	288,870
Less: Net (loss) income attributable to noncontrolling interests	(1,186)	483	784
Net income attributable to the Company	$423,049	$342,993	$288,086
Net income per share attributable to the Company’s stockholders:
Basic	$3.79	$3.10	$2.65
Diluted	$3.76	$3.09	$2.62
Cash dividends declared per share	$1.44	$1.20	$1.00
Weighted-average common shares outstanding:
Basic	111,668	110,548	108,427
Diluted	112,435	111,156	109,826

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$421,863	$343,476	$288,870
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	63,563	(10,359)	(27,312)
Foreign currency translation adjustment	24,744	(6,334)	(36,822)
Pension benefit adjustment	74,597	25,300	24,223
Total other comprehensive income (loss), net of tax	162,904	8,607	(39,911)
Comprehensive income	584,767	352,083	248,959
Less: Comprehensive (loss) income attributable to noncontrolling interests	(1,173)	487	770
Comprehensive income attributable to the Company	$585,940	$351,596	$248,189

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2014	107,541	$1	$2,109,712	$653,768	$(199,106)	$2,564,375	$3,127	$2,567,502
Net income for 2015	—	—	—	288,086	—	288,086	784	288,870
Dividends on common shares	—	—	—	(108,524)	—	(108,524)	—	(108,524)
Shares issued in connection with share-based compensation plans	1,557	—	16,769	(2,201)	—	14,568	—	14,568
Share-based compensation	—	—	24,339	—	—	24,339	—	24,339
Net activity related to noncontrolling interests	—	—	(7)	—	—	(7)	(734)	(741)
Other	—	—	—	7,020	—	7,020	—	7,020
Other comprehensive income (loss) (Note 17)	—	—	—	—	(39,897)	(39,897)	(14)	(39,911)
Balance at December 31, 2015	109,098	1	2,150,813	838,149	(239,003)	2,749,960	3,163	2,753,123
Net income for 2016	—	—	—	342,993	—	342,993	483	343,476
Dividends on common shares	—	—	—	(131,541)	—	(131,541)	—	(131,541)
Purchase of Company shares	(14)	—	(454)	—	—	(454)	—	(454)
Shares issued in connection with share-based compensation plans	860	—	7,298	(2,779)	—	4,519	—	4,519
Share-based compensation	—	—	34,125	—	—	34,125	—	34,125
Net activity related to noncontrolling interests	—	—	(26)	—	—	(26)	2,520	2,494
Other comprehensive income (loss) (Note 17)	—	—	—	—	8,603	8,603	4	8,607
Balance at December 31, 2016	109,944	1	2,191,756	1,046,822	(230,400)	3,008,179	6,170	3,014,349
Net income (loss) for 2017	—	—	—	423,049	—	423,049	(1,186)	421,863
Dividends on common shares	—	—	—	(159,284)	—	(159,284)	—	(159,284)
Shares issued in connection with share-based compensation plans	981	—	6,226	(3,494)	—	2,732	—	2,732
Share-based compensation	—	—	37,399	—	—	37,399	—	37,399
Net activity related to noncontrolling interests	—	—	970	—	—	970	(1,927)	(957)
Other	—	—	—	4,019	—	4,019	—	4,019
Other comprehensive income (loss) (Note 17)	—	—	—	—	162,891	162,891	13	162,904
Balance at December 31, 2017	110,925	$1	$2,236,351	$1,311,112	$(67,509)	$3,479,955	$3,070	$3,483,025

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$421,863	$343,476	$288,870
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	450,410	488,601	491,092
Depreciation and amortization	128,053	99,047	85,596
Amortization of premiums and accretion of discounts on debt securities, net	31,211	28,325	28,403
Excess tax benefits from share-based compensation	—	(3,415)	(9,526)
Net realized investment (gains) losses	(11,234)	(23,053)	6,547
Share-based compensation	37,399	34,125	24,339
Equity in earnings of affiliates, net	(3,785)	(8,173)	(7,800)
Dividends from equity method investments	11,083	10,023	9,601
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(472,047)	(462,999)	(476,492)
Net change in income tax accounts	(102,819)	17,601	52,543
Decrease (increase) in accounts and accrued income receivable	12,426	(10,017)	(7,477)
Increase (decrease) in accounts payable and accrued liabilities	127,683	(29,339)	36,679
Increase in deferred revenue	10,238	21,534	5,519
Other, net	(8,347)	(16,320)	23,429
Cash provided by operating activities	632,134	489,416	551,323
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of acquisitions/dispositions	(82,993)	(106,719)	(26,682)
Net (increase) decrease in deposits with banks	(18,319)	712	(4,392)
Purchases of debt and equity securities	(1,970,597)	(2,062,743)	(2,123,817)
Proceeds from sales of debt and equity securities	1,163,765	731,146	630,914
Proceeds from maturities of debt securities	641,442	948,257	655,078
Net change in other investments	3,763	2,244	1,077
Capital expenditures	(134,206)	(132,265)	(123,697)
Proceeds from sales of property and equipment	9,977	9,220	17,099
Cash used for investing activities	(387,168)	(610,148)	(974,420)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	291,088	80,463	366,301
Net proceeds from issuance of debt	—	160,000	—
Repayment of debt	(5,543)	(5,171)	(5,244)
Net activity related to noncontrolling interests	(969)	(1,029)	(741)
Excess tax benefits from share-based compensation	—	3,415	9,526
Net proceeds in connection with share-based compensation plans	2,732	1,104	5,042
Purchase of Company shares	—	(454)	—
Cash dividends	(159,284)	(131,541)	(108,524)
Cash provided by financing activities	128,024	106,787	266,360
Effect of exchange rate changes on cash	8,098	(7,238)	(6,022)
Net increase (decrease) in cash and cash equivalents	381,088	(21,183)	(162,759)
Cash and cash equivalents—Beginning of year	1,006,138	1,027,321	1,190,080
Cash and cash equivalents—End of year	$1,387,226	$1,006,138	$1,027,321
SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$33,680	$30,125	$29,212
Premium taxes	$66,785	$65,506	$57,367
Income taxes, less refunds of $52,153, $4,055 and $2,546	$126,208	$116,309	$89,062

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

First American Financial Corporation (the “Company”), through its subsidiaries, is engaged in the business of providing financial services. The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions involving the use of real property related data designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant records and images; and provides appraisals and other valuation-related products and services, lien release and document custodial services, default-related products and services, evidence of title, and banking, trust and wealth management services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets.

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

Revisions and out-of-period adjustments

During the fourth quarter of 2017, the Company identified certain uncollectible balances related to fees within its title insurance and services segment, which primarily related to reporting periods prior to 2016, that should have been previously written off.  To correct for this error, the Company recorded an adjustment in the fourth quarter of 2017, which increased other operating expenses and increased accounts payable and accrued liabilities by $8.5 million.

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

During the fourth quarter of 2016, the Company identified certain title plant assets that were no longer being used and should have been previously written off, and certain capitalized software, title plant imaging, real estate data and investments related to title plant assets that were misclassified as title plant assets.  As these errors primarily related to reporting periods prior to the Company’s June 2010 spin-off from its prior parent, which subsequently assumed the name CoreLogic, Inc. (“CoreLogic”), the Company corrected for these errors by revising retained earnings at December 31, 2014 and 2015 in the consolidated statements of equity.  The impact of this revision, which has been consistently applied to all periods presented, included a decrease to retained earnings of $8.5 million.

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

The Company maintains investments in debt securities in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits. At December 31, 2017 and 2016, the fair value of such investments totaled $108.4 million and $110.6 million, respectively. See Note 2 Statutory Restrictions on Investments and Stockholders’ Equity for additional discussion of the Company’s statutory restrictions.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity securities are carried at fair value and consist primarily of investments in exchange traded funds, mutual funds and marketable common and preferred stocks of corporate entities.

The Company classifies its publicly traded debt and equity securities as available-for-sale with unrealized gains or losses recorded as a component of accumulated other comprehensive loss. See Note 14 Fair Value Measurements for additional discussion of the determination of fair value. Interest income, as well as the related amortization of premium and accretion of discount, on debt securities are recognized under the effective yield method and are included in the accompanying consolidated statements of income in net investment income. Realized gains and losses on sales of debt and equity securities are determined on a first-in, first-out basis.

The Company evaluates its debt and equity securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value.

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2017, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

As a result of the Company’s security-level review, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the year ended December 31, 2017 and recognized $0.5 million and $2.2 million of other-than-temporary impairment losses considered to be credit related on its debt securities for the years ended December 31, 2016, and 2015, respectively. It is possible that the Company could recognize additional other-than-temporary impairment losses on securities it owns at December 31, 2017 if future events or information cause it to determine that a decline in fair value is other-than-temporary.

When a decline in the fair value of an equity security, including common and preferred stock, is considered to be other-than-temporary, such security is written down to its fair value. When assessing if a decline in fair value is other-than-temporary, the factors considered by the Company include the length of time and extent to which fair value has been below cost, the probability that the Company will be unable to collect all amounts due under the contractual terms of the security, the seniority of the securities, issuer-specific news and other developments, the financial condition and prospects of the issuer (including credit ratings), macro-economic changes (including the outlook for industry sectors, which includes government policy initiatives) and the Company’s ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When an equity security has been in an unrealized loss position and its fair value is less than 80% of cost for twelve consecutive months, the Company’s review of the security will include the above noted factors as well as other evidence that might exist supporting the view that the security will recover its value in the foreseeable future. If objective, substantial evidence does not indicate a likely recovery during that timeframe, the Company’s policy is that such losses are considered other-than-temporary and therefore an impairment loss is recorded. The Company did not record any other-than-temporary impairment losses related to its equity securities for the years ended December 31, 2017, 2016 and 2015.

Other investments

Other investments consist primarily of investments in affiliates, which are accounted for under either the equity method or the cost method of accounting, investments in real estate and notes receivable.

The carrying value of investments in affiliates is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In making the determination as to whether an individual investment in an affiliate is impaired, the Company assesses the current and expected financial condition of each relevant entity, including, but not limited to, the anticipated ability of the entity to make its contractually required payments to the Company (with respect to debt obligations to the Company), the results of valuation work performed with respect to the entity, the entity’s anticipated ability to generate sufficient cash flows and the market conditions in the industry in which the entity is operating. The Company recognized impairment losses of $1.5 million and $2.0 million for the years ended December 31, 2017 and 2015, respectively, and did not record any impairment losses related to its equity method investments for the year ended December 31, 2016.

Investments in real estate are classified as held for sale and carried at the lower of cost or fair value, less estimated selling costs.

Notes receivable are carried at cost, less reserves for losses. Loss reserves are established for notes receivable based upon an estimate of probable losses for the individual notes. A loss reserve is established on an individual note when it is deemed probable that the Company will be unable to collect all amounts due in accordance with the contractual terms of the note. The loss reserve is based upon the Company’s assessment of the borrower’s overall financial condition, resources and payment record; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including the expected future cash flows, estimated fair value of collateral on secured notes, general economic conditions and trends, and other relevant factors, as appropriate. Notes are placed on non-accrual status when management determines that the collectibility of contractual amounts is not reasonably assured.

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

Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. If the undiscounted cash flow analysis indicates that the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying amount over its fair value. Impairment losses on property and equipment, which primarily related to impairments of internally developed software, were $0.5 million, $5.2 million and $10.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Title plants and other indexes

Title plants and other indexes at December 31, 2017 and 2016 included title plants of $526.2 million and $529.2 million and capitalized real estate data of $42.3 million and $35.1 million, respectively. Title plants are carried at original cost, with the costs of daily maintenance (updating) charged to expense as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes its title plants at least annually for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. Capitalized real estate data is initially recorded at cost and is amortized using the straight-line method over estimated useful lives of 3 to 15 years.

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

For 2017, the Company chose to perform qualitative assessments for each of its reporting units except for its property and casualty insurance reporting unit, for which it performed a quantitative impairment test.  Based on its quantitative impairment test, the Company determined that its property and casualty insurance reporting unit had a fair value that was not substantially in excess of its carrying amount.  If the Company subsequently determines that there is impairment to the goodwill related to its property and casualty insurance reporting unit, management does not expect that it would be material to the Company’s consolidated financial statements.  The results of the Company’s qualitative assessments for each of its other reporting units supported the conclusion that their fair values were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary.  For 2016, the Company chose to perform a quantitative impairment test for all of its reporting units and, based on the results, determined that the fair values of its reporting units exceeded their carrying amounts and, therefore, no additional analysis was required.  For 2015, the Company chose to perform a qualitative assessment, the results of which supported the conclusion that the fair values of the Company’s reporting units were not more likely than not less than their carrying amounts, and therefore, a quantitative impairment test was not considered necessary.  As a result of the Company’s annual goodwill impairment assessments, the Company did not record any goodwill impairment losses for 2017, 2016 or 2015.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reserve for known and incurred but not reported claims

The Company provides for title insurance losses through a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a rate (the loss provision rate) to total title insurance premiums and escrow fees. The Company’s management estimates the loss provision rate at the beginning of each year and reassesses the rate quarterly to ensure that the resulting incurred but not reported (“IBNR”) loss reserve and known claims reserve included in the Company’s consolidated balance sheets together reflect management’s best estimate of the total costs required to settle all IBNR and known claims. If the ending IBNR reserve is not considered adequate, an adjustment is recorded.

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

The volume and timing of title insurance claims are subject to cyclical influences from both the real estate and mortgage markets. Title policies issued to lenders constitute a large portion of the Company’s title insurance volume. These policies insure lenders against losses on mortgage loans due to title defects in the collateral property. Even if an underlying title defect exists that could result in a claim, often, the lender must realize an actual loss, or at least be likely to realize an actual loss, for a title insurance liability to exist. As a result, title insurance claims exposure is sensitive to lenders’ losses on mortgage loans and is affected in turn by external factors that affect mortgage loan losses, particularly macroeconomic factors.

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

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $117.8 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides for property and casualty insurance losses when the insured event occurs. The Company provides for claims losses relating to its home warranty business based on the average cost per claim and historical loss experience as applied to the total of new claims incurred. The average cost per home warranty claim is calculated using the average of the most recent 12 months of claims experience adjusted for estimated future increases in costs.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized in the Company’s financial statements over the requisite service period of the award using the straight-line method for awards that contain only a service condition and the graded vesting method for awards that contain a performance or market condition. The Company accounts for forfeitures as they occur.

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

Employee benefit plans

The Company recognizes the underfunded status of its unfunded supplemental benefit plans as a liability on its consolidated balance sheets. Actuarial gains and losses and prior service costs and credits that have not been recognized as a component of net periodic benefit cost previously are recorded as a component of accumulated other comprehensive loss. Plan obligations are measured annually as of December 31.

During 2016, the Company terminated its funded defined benefit pension plans and, in 2017, transferred all remaining benefit obligations relating to the pension plans to a highly rated insurance company.  See Note 13 Employee Benefit Plans for further discussion of the termination of the Company’s funded defined benefit pension plans.

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

Reinsurance

The Company assumes and cedes large title insurance risks through reinsurance. Additionally, the Company’s property and casualty insurance business purchases reinsurance to limit risk associated with large losses from single events. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer. The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss. The primary insurer generally remains liable to its insured for the total risk, but is reinsured under the terms of the reinsurance agreement. The amount of premiums assumed and ceded is recorded as a component of direct premiums and escrow fees on the Company’s consolidated statements of income. The total amount of premiums assumed and ceded in connection with reinsurance was less than 1.0% of consolidated premium and escrow fees for each of the three years in the period ended December 31, 2017. Payments and recoveries on reinsured losses for the Company’s title insurance and property and casualty businesses were immaterial during the years ended December 31, 2017 and 2016.

Escrow deposits and trust assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $7.5 billion and $6.8 billion at December 31, 2017 and 2016, respectively, of which $2.9 billion and $2.6 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.7 billion and $3.2 billion at December 31, 2017 and 2016, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Like-kind exchanges

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.6 billion and $2.0 billion at December 31, 2017 and 2016, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Recently Adopted Accounting Pronouncements:

In February 2018, the Financial Accounting Standards Board (“FASB”) issued updated guidance which permits entities to reclassify stranded tax effects in accumulated other comprehensive income to retained earnings as a result of the Tax Cuts and Jobs Act enacted by the U.S. federal government on December 22, 2017.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company elected to adopt this change in accounting principle in the fourth quarter of 2017 and applied the change as of the beginning of 2017, which resulted in an increase to retained earnings and a decrease to accumulated other comprehensive income of $4.0 million in 2017 on the Company’s consolidated statements of equity.

In March 2017, the FASB issued updated guidance to amend the amortization period for certain purchased callable debt securities held at a premium to shorten the amortization period for the premium to the earliest call date.  The updated guidance is intended to more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities, and is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  The Company elected to adopt the new guidance in the fourth quarter of 2017, which did not have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued updated guidance intended to simplify and improve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of such awards as either equity or liabilities and classification on the statement of cash flows.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2016.  While the adoption of this guidance did have an impact on the Company’s effective income tax rate for 2017, it did not have a material impact on the Company’s consolidated financial statements.  See Note 11 Income Taxes for further discussion of the Company’s effective income tax rates.  Beginning in 2017, excess tax benefits from share-based compensation are presented in the consolidated statements of cash flows in cash flows from operating activities within net change in income tax accounts.

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

In January 2017, the FASB issued updated guidance intended to simplify how an entity tests goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under the updated guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized limited to the total amount of goodwill allocated to that reporting unit.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In November 2016, the FASB issued updated guidance intended to reduce the diversity in practice on presenting restricted cash and restricted cash equivalents in the statement of cash flows.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued updated guidance intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  In addition to making other targeted improvements to current guidance, the updated guidance also requires all equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in the fair value recognized through net income.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted in certain circumstances.  While the Company expects the adoption of this guidance to impact its consolidated statements of income, the materiality of the impact will depend upon the size of, and level of volatility experienced within, the Company’s equity portfolio. Upon adoption of the guidance, cumulative net unrealized gains, net of taxes, of $40.0 million related to the Company’s investments in equity securities, previously classified as available-for-sale, were recognized as a cumulative-effect adjustment to retained earnings on January 1, 2018.

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets.  The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of recognition.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  Revenue from insurance contracts is not within the scope of this guidance.  In August 2015, the FASB issued updated guidance which defers the effective date of this guidance by one year.  In 2016, the FASB issued additional updates to the new guidance primarily to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, accounting for licenses of intellectual property, and to provide narrow-scope improvements and additional practical expedients.  In February 2017, the FASB issued an additional update to the new guidance to clarify the scope of derecognition guidance for nonfinancial assets and to provide guidance for partial sales of nonfinancial assets.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company has elected to adopt the new guidance under the modified retrospective approach and, except for certain disclosure requirements, does not expect the new guidance to have a material impact on its consolidated financial statements.

NOTE 2.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments totaling $131.0 million and $125.8 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2017 and 2016, respectively.

Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. As of December 31, 2017, under such regulations, the maximum amount available to the Company from its insurance subsidiaries in 2018, without prior approval from applicable regulators, was dividends of $338.4 million and loans and advances of $96.0 million.

The Company’s principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), maintained total statutory capital and surplus of $1.2 billion as of December 31, 2017 and 2016. Statutory net income for the years ended December 31, 2017, 2016 and 2015 was $315.4 million, $150.0 million and $191.8 million, respectively. FATICO was in compliance with the minimum statutory capital and surplus requirements as of December 31, 2017.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FATICO is domiciled in Nebraska and its statutory-based financial statements are prepared in accordance with accounting practices prescribed or permitted by the Nebraska Department of Insurance.  The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures Manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the state of Nebraska. The state of Nebraska has adopted certain prescribed accounting practices that differ from those found in the NAIC SAP. Specifically, the timing of amounts released from the statutory premium reserve under Nebraska’s required practice differs from NAIC SAP resulting in total statutory capital and surplus that was lower by $148.5 million and $69.6 million at December 31, 2017 and 2016, respectively, than if reported in accordance with NAIC SAP.

Statutory accounting principles differ in some respects from GAAP, and these differences include, but are not limited to, non-admission of certain assets (principally limitations on deferred tax assets, capitalized furniture and other equipment, capitalized software, and premiums and other receivables 90 days past due), reporting of bonds at amortized cost, amortization of goodwill, deferral of premiums received as statutory premium reserve, supplemental reserve (if applicable) and exclusion of the incurred but not reported claims reserve.

NOTE 3.    Debt and Equity Securities:

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized cost	Gross unrealized		Estimated fair value
(in thousands)		gains	losses
December 31, 2017
U.S. Treasury bonds	$173,049	$2,199	$(1,250)	$173,998
Municipal bonds	1,031,146	12,185	(7,394)	1,035,937
Foreign government bonds	170,220	489	(1,221)	169,488
Governmental agency bonds	212,731	1,061	(2,322)	211,470
Governmental agency mortgage-backed securities	2,172,377	3,168	(16,588)	2,158,957
U.S. corporate debt securities	734,409	11,768	(2,962)	743,215
Foreign corporate debt securities	256,430	4,145	(956)	259,619
	$4,750,362	$35,015	$(32,693)	$4,752,684
December 31, 2016
U.S. Treasury bonds	$155,441	$416	$(4,466)	$151,391
Municipal bonds	1,004,659	6,340	(26,666)	984,333
Foreign government bonds	141,887	600	(2,439)	140,048
Governmental agency bonds	197,343	691	(4,166)	193,868
Governmental agency mortgage-backed securities	2,187,482	2,983	(26,792)	2,163,673
U.S. corporate debt securities	675,683	8,282	(5,441)	678,524
Foreign corporate debt securities	240,526	2,490	(1,490)	241,526
	$4,603,021	$21,802	$(71,460)	$4,553,363

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in equity securities, classified as available-for-sale, are as follows:

	Cost	Gross unrealized		Estimated fair value
(in thousands)		gains	losses
December 31, 2017
Preferred stocks	$19,233	$320	$(563)	$18,990
Common stocks	394,439	54,090	(1,003)	447,526
	$413,672	$54,410	$(1,566)	$466,516
December 31, 2016
Preferred stocks	$18,926	$—	$(3,344)	$15,582
Common stocks	367,169	26,034	(4,700)	388,503
	$386,095	$26,034	$(8,044)	$404,085

Sales of debt and equity securities resulted in realized gains of $35.5 million, $30.7 million and $8.7 million and realized losses of $18.4 million, $9.7 million and $10.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Gross unrealized losses on investments in debt and equity securities are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2017
Debt securities:
U.S. Treasury bonds	$78,605	$(511)	$37,498	$(739)	$116,103	$(1,250)
Municipal bonds	279,292	(1,714)	226,895	(5,680)	506,187	(7,394)
Foreign government bonds	98,942	(972)	6,678	(249)	105,620	(1,221)
Governmental agency bonds	55,707	(409)	93,737	(1,913)	149,444	(2,322)
Governmental agency mortgage-backed securities	671,871	(4,868)	774,959	(11,720)	1,446,830	(16,588)
U.S. corporate debt securities	171,817	(1,568)	60,724	(1,394)	232,541	(2,962)
Foreign corporate debt securities	81,525	(821)	5,697	(135)	87,222	(956)
Total debt securities	1,437,759	(10,863)	1,206,188	(21,830)	2,643,947	(32,693)
Equity securities	38,742	(1,041)	12,849	(525)	51,591	(1,566)
Total	$1,476,501	$(11,904)	$1,219,037	$(22,355)	$2,695,538	$(34,259)
December 31, 2016
Debt securities:
U.S. Treasury bonds	$111,748	$(4,466)	$—	$—	$111,748	$(4,466)
Municipal bonds	635,531	(26,317)	16,485	(349)	652,016	(26,666)
Foreign government bonds	63,044	(2,371)	324	(68)	63,368	(2,439)
Governmental agency bonds	148,112	(4,166)	—	—	148,112	(4,166)
Governmental agency mortgage-backed securities	1,295,790	(19,097)	432,349	(7,695)	1,728,139	(26,792)
U.S. corporate debt securities	193,533	(4,560)	24,499	(881)	218,032	(5,441)
Foreign corporate debt securities	78,658	(1,150)	8,154	(340)	86,812	(1,490)
Total debt securities	2,526,416	(62,127)	481,811	(9,333)	3,008,227	(71,460)
Equity securities	70,261	(1,173)	59,019	(6,871)	129,280	(8,044)
Total	$2,596,677	$(63,300)	$540,830	$(16,204)	$3,137,507	$(79,504)
Based on the Company’s review of its investment securities in an unrealized loss position at December 31, 2017 and 2016, it determined that the losses were primarily the result of changes in interest rates, which were considered to be temporary, rather than a deterioration in credit quality. The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost.  As such, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2017 and 2016.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in debt securities at December 31, 2017, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$16,458	$65,124	$41,014	$50,453	$173,049
Estimated fair value	$16,425	$64,550	$40,816	$52,207	$173,998
Municipal bonds
Amortized cost	$62,308	$301,477	$245,510	$421,851	$1,031,146
Estimated fair value	$62,311	$302,404	$248,683	$422,539	$1,035,937
Foreign government bonds
Amortized cost	$13,494	$118,166	$21,783	$16,777	$170,220
Estimated fair value	$13,506	$117,401	$21,963	$16,618	$169,488
Governmental agency bonds
Amortized cost	$30,209	$81,498	$57,941	$43,083	$212,731
Estimated fair value	$30,075	$80,713	$57,661	$43,021	$211,470
U.S. corporate debt securities
Amortized cost	$23,264	$327,960	$308,785	$74,400	$734,409
Estimated fair value	$23,323	$329,199	$311,998	$78,695	$743,215
Foreign corporate debt securities
Amortized cost	$16,790	$134,522	$92,459	$12,659	$256,430
Estimated fair value	$16,827	$135,107	$94,252	$13,433	$259,619
Total debt securities excluding mortgage-backed securities
Amortized cost	$162,523	$1,028,747	$767,492	$619,223	$2,577,985
Estimated fair value	$162,467	$1,029,374	$775,373	$626,513	$2,593,727
Total mortgage-backed securities
Amortized cost					$2,172,377
Estimated fair value					$2,158,957
Total debt securities
Amortized cost					$4,750,362
Estimated fair value					$4,752,684

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity because borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The composition of the investment portfolio at December 31, 2017, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
December 31, 2017
Debt securities:
U.S. Treasury bonds	$173,998	100.0	$—	—	$—	—	$173,998	100.0
Municipal bonds	964,855	93.2	54,255	5.2	16,827	1.6	1,035,937	100.0
Foreign government bonds	138,417	81.7	25,486	15.0	5,585	3.3	169,488	100.0
Governmental agency bonds	211,470	100.0	—	—	—	—	211,470	100.0
Governmental agency mortgage-backed securities	2,158,957	100.0	—	—	—	—	2,158,957	100.0
U.S. corporate debt securities	260,537	35.1	274,340	36.9	208,338	28.0	743,215	100.0
Foreign corporate debt securities	119,599	46.1	110,685	42.6	29,335	11.3	259,619	100.0
Total debt securities	4,027,833	84.7	464,766	9.8	260,085	5.5	4,752,684	100.0
Preferred stocks	—	—	13,900	73.2	5,090	26.8	18,990	100.0
Total	$4,027,833	84.4	$478,666	10.0	$265,175	5.6	$4,771,674	100.0

As of December 31, 2017, the estimated fair value of total debt securities included $142.9 million of bank loans, of which $130.7 million were non-investment grade; $103.5 million of high yield corporate debt securities, all of which were non-investment grade; and $81.0 million of emerging market debt securities, of which $9.1 million were non-investment grade.

The composition of the investment portfolio in an unrealized loss position at December 31, 2017, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
December 31, 2017
Debt securities:
U.S. Treasury bonds	$116,103	100.0	$—	—	$—	—	$116,103	100.0
Municipal bonds	491,801	97.1	12,075	2.4	2,311	0.5	506,187	100.0
Foreign government bonds	90,829	86.0	12,393	11.7	2,398	2.3	105,620	100.0
Governmental agency bonds	149,444	100.0	—	—	—	—	149,444	100.0
Governmental agency mortgage-backed securities	1,446,830	100.0	—	—	—	—	1,446,830	100.0
U.S. corporate debt securities	75,173	32.3	115,951	49.9	41,417	17.8	232,541	100.0
Foreign corporate debt securities	40,063	46.0	40,688	46.6	6,471	7.4	87,222	100.0
Total debt securities	2,410,243	91.1	181,107	6.8	52,597	2.1	2,643,947	100.0
Preferred stocks	—	—	7,208	63.1	4,219	36.9	11,427	100.0
Total	$2,410,243	90.8	$188,315	7.1	$56,816	2.1	$2,655,374	100.0

As of December 31, 2017, the estimated fair value of total debt securities in an unrealized loss position included $25.9 million of bank loans, of which $25.2 million were non-investment grade; $22.6 million of high yield corporate debt securities, all of which were non-investment grade; and $23.1 million of emerging market debt securities, of which $2.5 million were non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    Property and Equipment:

Property and equipment consists of the following:

	December 31,
	2017	2016
	(in thousands)
Land	$25,983	$27,312
Buildings	255,389	253,954
Furniture and equipment	247,022	232,104
Capitalized software	621,203	558,922
	1,149,597	1,072,292
Accumulated depreciation and amortization	(710,028)	(638,242)
	$439,569	$434,050

NOTE 5.    Goodwill:

A summary of the changes in the carrying amount of goodwill, by operating segment, for the years ended December 31, 2017 and 2016, is as follows:

	Title Insurance and Services	Specialty Insurance	Total
	(in thousands)
Balance as of December 31, 2015	$917,577	$46,765	$964,342
Acquisitions	53,564	—	53,564
Foreign currency translation	(489)	—	(489)
Balance as of December 31, 2016	970,652	46,765	1,017,417
Acquisitions	91,516	—	91,516
Foreign currency translation	4,370	—	4,370
Other adjustments	(298)	—	(298)
Balance as of December 31, 2017	$1,066,240	$46,765	$1,113,005

For further discussion about the Company’s acquisitions in 2017 and 2016, see Note 20 Business Combinations.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Other Intangible Assets:

Other intangible assets consist of the following:

	December 31,
	2017	2016
	(in thousands)
Finite-lived intangible assets:
Customer relationships	$106,086	$78,542
Noncompete agreements	11,509	10,007
Trademarks	9,229	6,472
Internal-use software licenses	28,956	16,038
Patents	2,840	2,840
	158,620	113,899
Accumulated amortization	(75,591)	(51,885)
	83,029	62,014
Indefinite-lived intangible assets:
Licenses	16,884	16,884
	$99,913	$78,898

Amortization expense for finite-lived intangible assets was $28.1 million, $15.4 million and $9.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
2018	$21,810
2019	$15,203
2020	$10,577
2021	$7,369
2022	$6,719

NOTE 7.    Deposits:

Deposit accounts are summarized as follows:

	December 31,
	2017	2016
	(in thousands, except percentages)
Escrow accounts:
Interest bearing	$2,058,596	$1,961,488
Non-interest bearing	879,252	673,944
	2,937,848	2,635,432
Business checking and other deposits (1)	132,718	144,046
	$3,070,566	$2,779,478
Weighted average interest rate:
Escrow accounts	0.10%	0.10%

(1)	Business checking and other deposits primarily reflect non-interest bearing accounts.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31,
	2017	2016	2015
	(in thousands)
Balance at beginning of year	$1,025,863	$983,880	$1,011,780
Provision related to:
Current year	446,500	441,228	395,459
Prior years	3,910	47,373	95,633
	450,410	488,601	491,092
Payments, net of recoveries, related to:
Current year	240,468	223,735	209,845
Prior years	231,579	239,264	266,647
	472,047	462,999	476,492
Other	24,707	16,381	(42,500)
Balance at end of year	$1,028,933	$1,025,863	$983,880

Current year payments, net of recoveries, include $225.6 million, $211.3 million and $198.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, that primarily relate to the Company’s specialty insurance segment. Prior year payments, net of recoveries, include $46.1 million, $41.4 million and $23.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, that relate to the Company’s specialty insurance segment.

“Other” primarily includes foreign currency translation gains and losses, ceded reinsurance claims and assets acquired in connection with claim settlements. Included for the year ended December 31, 2015, are recoveries of $23.8 million on reinsured losses related to a large commercial title claim. Payments and recoveries on reinsured losses for the Company’s title insurance and property and casualty businesses were immaterial during the years ended December 31, 2017 and 2016.

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0%, 5.5% and 6.6% for the years ended December 31, 2017, 2016 and 2015, respectively.

The current year rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.

As of December 31, 2017, the IBNR claims reserve for the title insurance and services segment was $875.7 million, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $716.3 million to $910.9 million. The range limits are $159.4 million below and $35.2 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

The prior year rate of 5.5% reflected an ultimate loss rate of 4.5% for policy year 2016 and a $42.6 million net increase in loss reserve estimates for prior policy years. The increase in loss reserve estimates for prior policy years was primarily attributable to potential uncertainty with respect to the Company’s exposure to large title claims.  A large title claim is defined as a title claim with a total ultimate loss in excess of $2.5 million.  This uncertainty was due to the following factors, among others: (i) the volatility associated with the timing and severity of large title claims, (ii) the potential of incurring one or more large title claims that significantly exceed estimated ultimate losses indicated by current historical trends, and (iii) the complexity associated with handling large title claims which makes it difficult to estimate the ultimate outcome.  While the Company believed its claims reserve attributable to large title claims was reasonable, this uncertainty increased the potential for adverse loss development.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2015 rate of 6.6% reflected an ultimate loss rate of 4.2% for policy year 2015 and a $93.1 million net increase in loss reserve estimates for prior policy years.  The increase in loss reserve estimates for prior policy years was primarily attributable to a change in methodology used by the Company’s internal actuary to estimate total ultimate losses.  Previously, the internal actuary’s model did not separate claims experience for large title claims from normal title claims activity.  With this change in methodology, the model began to separate claims experience for large title claims from normal title claims activity when developing reserve estimates.  As a result, loss reserve estimates for prior policy years increased, primarily for policy years 2004 through 2007.  The change in methodology was implemented due to the increased frequency of large title claims experienced over the prior several years and the volatility associated with the timing and severity of large title claims.  The Company accounted for this change in methodology as a change in accounting estimate.

As of December 31, 2017, the projected ultimate loss ratios for policy years 2017, 2016 and 2015 were 4.0%, 4.2% and 3.8%, respectively.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	December 31, 2017		December 31, 2016
Known title claims	$83,094	8.1%	$83,805	8.1%
Incurred but not reported claims	875,724	85.1%	888,126	86.6%
Total title claims	958,818	93.2%	971,931	94.7%
Non-title claims	70,115	6.8%	53,932	5.3%
Total loss reserves	$1,028,933	100.0%	$1,025,863	100.0%

Specialty Insurance Segment

The following reflects information about incurred and paid claims development for the Company’s specialty insurance segment as of December 31, 2017, net of reinsurance, as well as cumulative claims frequency, by claims event, and the total of incurred but not reported claims plus expected development on reported claims included with the net incurred claims amounts.

The information below about incurred and paid claims development for the years ended December 31, 2008 to 2015, is presented as supplementary information.

	Incurred claims and allocated claims adjustment expenses, net of reinsurance										December 31, 2017
Accident	Years ended December 31,										Total of IBNR liabilities plus expected development on reported	Cumulative number of reported
Year	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	claims	claims
	(in thousands)
2008	$163,829	$161,035	$160,868	$161,332	$160,803	$160,605	$160,455	$160,423	$160,421	$160,354	$—	605
2009		141,154	139,580	139,663	139,266	138,936	139,090	139,191	139,216	139,186	—	605
2010			140,621	139,966	139,991	139,639	140,128	140,641	140,353	140,308	—	606
2011				148,395	149,076	149,768	149,486	149,763	149,552	149,488	—	641
2012					157,287	158,981	159,918	160,579	160,517	160,911	13	692
2013						182,858	184,419	185,244	184,826	184,668	67	762
2014							190,985	190,738	191,120	191,025	336	789
2015								221,617	225,754	225,977	796	867
2016									245,859	249,358	2,473	971
2017										267,392	10,236	1,013
									Total	$1,868,667

*Amounts unaudited.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance

Accident	Years ended December 31,
Year	2008*	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017
	(in thousands)
2008	$131,251	$155,585	$158,695	$160,074	$160,436	$160,398	$160,427	$160,421	$160,421	$160,354
2009		113,550	134,606	137,689	138,293	138,710	138,963	139,181	139,186	139,186
2010			113,513	136,770	138,978	139,486	140,136	140,886	140,302	140,304
2011				123,116	144,367	146,952	148,984	149,358	149,495	149,485
2012					130,623	153,753	157,364	159,181	159,740	160,268
2013						151,377	180,277	182,565	183,957	184,473
2014							156,536	185,686	188,117	189,525
2015								181,445	217,618	223,045
2016									205,857	243,111
2017										220,218
									Total	$1,809,969
			All outstanding liabilities before 2008, net of reinsurance							7
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$58,705

*Amounts unaudited.

A reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense at December 31, 2017, is as follows:

December 31, 2017
(in thousands)
Liability for unpaid claims and claim adjustment expenses, net of reinsurance:
Specialty insurance	$58,705
Reinsurance recoverable on unpaid claims:
Specialty insurance	10,151
Unallocated claims adjustment expenses:
Specialty insurance	1,259
Insurance lines other than short-duration:
Title insurance	958,818
Liability for unpaid claims and claims adjustment expenses	$1,028,933

The following reflects supplementary information about average historical claims duration for the Company’s specialty insurance segment as of December 31, 2017:

Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8	9	10

Annual
payout	82.0%	15.1%	1.6%	0.9%	0.3%	0.1%	0.0%	0.0%	0.0%	0.0%

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    Notes and Contracts Payable:

	December 31,
	2017	2016
	(in thousands, except percentages)
4.60% senior unsecured notes due November 15, 2024, effective interest rate of 4.60%	$300,000	$300,000
4.30% senior unsecured notes due February 1, 2023, effective interest rate of 4.35%	250,000	250,000
Line of credit borrowings due May 14, 2019, weighted-average interest rate of 3.32% and 2.52% at December 31, 2017 and 2016, respectively	160,000	160,000
Trust deed notes with maturities through 2023, collateralized by land and buildings with net book values of $46,478 and $47,846 at December 31, 2017 and 2016, respectively, weighted-average interest rate of 5.27% and 5.31%, at December 31, 2017 and 2016, respectively	22,725	26,646
Other notes and contracts payable with maturities through 2032, weighted-average interest rate of 4.70% and 5.26% at December 31, 2017 and 2016, respectively	3,707	4,269
	736,432	740,915
Unamortized discount – senior unsecured notes	(560)	(655)
Debt issuance costs – senior unsecured notes	(3,062)	(3,567)
	$732,810	$736,693

The weighted-average interest rate for the Company’s notes and contracts payable was 4.24% and 4.10% at December 31, 2017 and 2016, respectively.

The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $700.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes. At December 31, 2017, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 3.32%.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2017, the Company was in compliance with the financial covenants under the credit agreement.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate annual maturities for notes and contracts payable for the next five years and thereafter, are as follows:

Year	Annual maturities
(in thousands)
2018	$4,612
2019	163,984
2020	3,595
2021	3,479
2022	3,590
Thereafter	553,550
$732,810

NOTE 10.    Net Investment Income:

The components of net investment income are as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Interest on:
Cash equivalents and deposits with banks	$7,321	$3,989	$3,822
Debt securities	104,458	89,920	76,822
Other investments	22,221	7,818	7,560
Dividends on equity securities	12,925	12,684	11,751
Deferred compensation plan assets	14,211	5,861	(5,454)
Equity in earnings of affiliates, net	3,785	8,173	7,800
Other	607	130	49
Total investment income	165,528	128,575	102,350
Investment expenses	(3,126)	(2,441)	(1,797)
Net investment income	$162,402	$126,134	$100,553

NOTE 11.    Income Taxes:

2017 Tax Reform

On December 22, 2017, comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law. The Tax Reform Act amends the Internal Revenue Code to reduce U.S. tax rates and modify policies, credits and deductions for individuals and businesses. The Company recorded $114.1 million in estimated net tax benefits to net income for 2017 related to the Tax Reform Act, as follows:

•

Remeasurement of Deferred Taxes. The Tax Reform Act permanently reduces the U.S. federal corporate income tax rate from 35% to 21%, effective for tax years beginning after 2017. GAAP requires an adjustment to deferred taxes as a result of a change in the corporate tax rate in the period that the change is enacted, with the change recorded to the current year tax provision. Accordingly, the Company has remeasured its deferred tax assets and liabilities at the new tax rate and recorded a one-time noncash tax benefit of $130.9 million to deferred income taxes for the year ended December 31, 2017. This benefit is reflected in the Company’s reduced effective tax rate for the year.

•

Immediate Expensing of Assets. The Tax Reform Act allows taxpayers to immediately expense the entire cost of qualified tangible property placed in service after September 27, 2017. As a result, the Company has recorded a tax benefit of $4.7 million for the year ended December 31, 2017 (included in the Remeasurement of Deferred Taxes discussed above), and expects to continue to expense qualified property in future years. This provision will be phased out from 2023 through 2026.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

Deemed Repatriation of Foreign Earnings. In connection with the move by the U.S. to a partial territorial tax system, the Tax Reform Act provides for the exclusion of foreign-sourced dividends received by a U.S. corporation from its foreign-owned corporations beginning in 2018. In addition, the Tax Reform Act imposes a toll charge in 2017 on the deemed repatriation of a U.S. shareholder’s pro-rata share of certain foreign subsidiaries’ post-1986 accumulated earnings. The toll charge assesses an effective tax rate of 15.5% on cash and other liquid assets of U.S.-owned foreign corporations, while subjecting all other property of such corporations to an effective tax rate of 8.0%, and allows for available foreign tax credits to reduce the resulting toll charge. Taxpayers may elect to pay this tax liability over eight years on an interest-free basis. The Company has accrued an estimated toll charge liability of $1.8 million, reflected in current taxes payable as of December 31, 2017, and will elect to pay the tax over eight years.

•

Investment of Foreign Earnings. For years prior to 2017, the Company asserted that earnings from foreign affiliates would be indefinitely reinvested into those foreign businesses. Accordingly, deferred taxes were not provided on outside basis differences in the Company’s investments in foreign subsidiaries. With the transition by the U.S. to a partial territorial tax system, including the one-time deemed repatriation of historical foreign earnings and a participation exemption for the distribution of future foreign earnings, the Company has determined that it will no longer assert the indefinite reinvestment of foreign earnings. Accordingly, estimated deferred taxes of $15.0 million have been provided for anticipated foreign withholding and U.S. state taxes due on hypothetical future distributions of earnings from foreign subsidiaries.

Other provisions of the Tax Reform Act that are not expected to materially impact the Company’s consolidated financial statements include, among others, the elimination of the performance-based exception to the limitation on the deduction of certain executive compensation in excess of $1.0 million, elimination of the tax deduction for entertainment expenses, a limitation on the deductibility of net interest expense, the repeal of the corporate alternative minimum tax, changes to net operating loss rules, and various international provisions; all effective for years beginning after 2017. In addition, for years beginning after 2017, the computation of tax-basis discounted unpaid loss reserves for title insurance companies is modified to incorporate a discount rate based on a corporate bond yield curve and extended loss payment patterns. While this change is likely to reduce future tax deductions claimed by the Company in connection with its title insurance loss reserves, no material impact to its consolidated financial statements is expected.

The Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 on December 22, 2017, which provides for a one-year measurement period that allows businesses time to evaluate the financial statement implications of the Tax Reform Act. Companies are required to disclose in financial filings whether their accounting for the income tax effects of the Tax Reform Act is complete, incomplete but reasonably estimated, or incomplete with no estimate provided. The measurement period allows businesses to gather the information necessary to prepare and analyze the income tax accounting effects of the Tax Reform Act on financial statements issued during the measurement period. During the measurement period, an entity may need to reflect adjustments to provisional amounts previously recorded after obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts. Such adjustments to provisional amounts included in an entity’s financial statements during the measurement period would be included in income from continuing operations as an adjustment to income tax expense or benefit in the reporting period the amounts are determined. As noted above, the Company has recorded in income tax expense for 2017 the estimated impact of various provisions of the Tax Reform Act. The ultimate impact of the Tax Reform Act on the Company’s consolidated financial statements may differ materially from the amounts estimated herein due to further refinement of the Company’s calculations, changes in interpretations and assumptions that the Company has made, guidance that may be issued by income taxing authorities and regulatory bodies, and actions the Company may take as a result of the Tax Reform Act. The Company anticipates completing its tax accounting for the Tax Reform Act during the one-year measurement period, and will record and disclose any adjustments made to its initial estimates during that time frame.

For the years ended December 31, 2017, 2016 and 2015, domestic and foreign pretax income from continuing operations before noncontrolling interests were $391.4 million and $53.9 million, $416.5 million and $61.1 million, and $383.5 million and $49.3 million, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes are summarized as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Current:
Federal	$116,400	$24,208	$94,036
State	9,382	1,943	3,636
Foreign	11,533	10,806	10,589
	137,315	36,957	108,261
Deferred:
Federal	(104,062)	91,190	33,446
State	(10,724)	3,753	3,413
Foreign	939	2,205	(1,225)
	(113,847)	97,148	35,634
	$23,468	$134,105	$143,895

Income taxes differ from the amounts computed by applying the federal income tax rate of 35.0%. A reconciliation of these differences is as follows:

	Year ended December 31,
	2017		2016		2015
	(in thousands, except percentages)
Taxes calculated at federal rate	$155,866	35.0%	$167,153	35.0%	$151,468	35.0%
State taxes, net of federal benefit	(872)	(0.2)	3,703	0.8	4,581	1.1
Change in liability for tax positions	(3,482)	(0.8)	(10,512)	(2.2)	1,094	0.3
Foreign income taxed at different rates	(6,163)	(1.3)	(7,983)	(1.7)	(7,111)	(1.6)
Federal tax credits	—	—	(12,265)	(2.6)	(1,710)	(0.4)
Tax reform impact	(129,139)	(29.0)	—	—	—	—
Unremitted foreign earnings	14,997	3.3	—	—	—	—
Other items, net	(7,739)	(1.7)	(5,991)	(1.2)	(4,427)	(1.1)
	$23,468	5.3%	$134,105	28.1%	$143,895	33.3%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 5.3% for 2017, 28.1% for 2016 and 33.3% for 2015. The differences in the effective tax rates are typically due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contributions to pretax income and changes in the ratio of permanent differences to income before income taxes. The Company’s effective tax rate for 2017 also reflects the estimated impact of the Tax Reform Act, state tax benefits relating to the termination of the Company’s pension plan, and the release of reserves relating to tax positions taken on prior year tax returns.  In addition, the Company’s effective tax rate for 2017 reflects the adoption of new accounting guidance related to the accounting for share-based payment transactions, which requires, among other items, that all excess tax benefits and tax deficiencies associated with share-based payment transactions be recorded in income tax expense rather than in additional paid-in capital, as previously required.  The impact to the Company of adopting this guidance was a reduction in income tax expense of $3.4 million.  See Note 1 Basis of Presentation and Significant Accounting Policies for further discussion of the new guidance.   The Company’s effective tax rate for 2016 reflects the resolution of certain tax authority examinations and tax credits claimed in 2016 and prior years.  The Company’s effective tax rate for 2015 includes a benefit for the release of valuation allowances previously provided against certain foreign net operating losses and other deferred tax assets.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax liability are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Deferred revenue	$7,766	$11,966
Employee benefits	86,519	83,100
Bad debt reserves	7,191	12,704
Loss reserves	1,372	1,974
Pension	22,600	89,726
Net operating loss carryforward	13,914	14,358
Securities	—	10,664
Foreign tax credit	7,976	4,086
Other	5,673	7,557
	153,011	236,135
Valuation allowance	(10,333)	(8,049)
	142,678	228,086
Deferred tax liabilities:
Depreciable and amortizable assets	204,863	320,884
Claims and related salvage	104,323	121,812
Investments in affiliates	3,343	7,511
Securities	11,656	—
Unremitted foreign earnings	14,997	—
	339,182	450,207
Net deferred tax liability	$196,504	$222,121

The decrease in net deferred tax liability is primarily a result of applying the recently enacted U.S. corporate tax rate of 21% to deferred tax balances as of December 31, 2017. Balances as of December 31, 2016 were computed using the 35% rate then in effect.

The exercise of stock options and vesting of RSUs represent a tax benefit that has been reflected as a reduction of income taxes payable and a reduction of income tax expense for the year ended December 31, 2017, and an increase to equity for the year ended December 31, 2016. The benefits recorded were $3.4 million for the years ended December 31, 2017 and  2016.

In connection with the Company’s June 2010 spin-off from CoreLogic, it entered into a tax sharing agreement which governs the Company’s and CoreLogic’s respective rights, responsibilities and obligations for certain tax-related matters. At December 31, 2017 and 2016, the Company had a net payable to CoreLogic of $15.0 million and $16.3 million, respectively, related to tax matters prior to the spin-off. These amounts are included in the Company’s consolidated balance sheets in accounts payable and accrued liabilities. The decrease during the current year was primarily due to payments made for tax matters prior to the spin-off.

At December 31, 2017, the Company had available a foreign tax credit carryover of $8.0 million.  The Company expects to utilize this credit within the carryover period.

At December 31, 2017, the Company had available net operating loss carryforwards for income tax purposes totaling $101.6 million, consisting of federal, state and foreign losses of $0.1 million, $57.5 million and $44.0 million, respectively.  Of the aggregate net operating losses, $29.9 million has an indefinite expiration and the remaining $71.7 million expires at various times beginning in 2018. The Company carries a valuation allowance of $10.3 million against its deferred tax assets.  Of this amount, $9.3 million relates to net operating losses; the remaining $1.0 million relates to other foreign deferred tax assets.  The year-over-year increase in the overall valuation allowance is primarily due to additional state and foreign net operating losses incurred in 2017 that are not expected to be realized.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and adjusts the allowance, if necessary. The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. The Company’s ability or failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets.  Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted in the next 12 months.

As of December 31, 2017, 2016 and 2015, the liability for income taxes associated with uncertain tax positions was $12.8 million, $18.1 million and $23.8 million, respectively. The net decreases in the liabilities during 2017, 2016 and 2015 were primarily attributable to activity related to examinations conducted by various taxing authorities.  The liabilities could be reduced by $3.7 million, $5.7 million and $3.4 million as of December 31, 2017, 2016, and 2015, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes. The net amounts of $9.1 million, $12.4 million and $20.4 million as of December 31, 2017, 2016 and 2015, respectively, if recognized, would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 is as follows:

	December 31,
	2017	2016	2015
	(in thousands)
Unrecognized tax benefits—beginning balance	$18,100	$23,800	$24,100
Gross decreases—prior period tax positions	(1,000)	(7,100)	(800)
Gross increases—current period tax positions	—	1,400	500
Settlements with taxing authorities	(4,300)	—	—
Unrecognized tax benefits—ending balance	$12,800	$18,100	$23,800

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2017, 2016 and 2015, the Company had accrued $5.3 million, $4.1 million and $9.7 million, respectively, of interest and penalties (net of tax benefits of $1.4 million, $1.8 million and $4.1 million, respectively) related to uncertain tax positions.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. During 2016, the Company concluded U.S. federal income tax examinations for calendar years 2005 through 2013.  The Company is generally no longer subject to U.S. federal, state or non-U.S. income tax examinations by taxing authorities for years prior to 2005.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly increase or decrease within the next 12 months. This change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company records a liability for potential tax assessments based on its estimate of the potential exposure. New tax laws and new interpretations of laws and rulings by tax authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent that the Company’s estimates differ from actual payments or assessments, income tax expense is adjusted. The Company’s income tax returns in several jurisdictions are being examined by various taxing authorities. The Company believes that adequate amounts of tax and related interest, if any, from any adjustments that may result from these examinations have been provided for.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    Earnings Per Share:

The computation of basic and diluted earnings per share is as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Numerator
Net income attributable to the Company	$423,049	$342,993	$288,086
Less: dividends and undistributed earnings allocated to unvested RSUs	—	—	321
Net income allocated to common stockholders	$423,049	$342,993	$287,765
Denominator
Basic weighted-average shares	111,668	110,548	108,427
Effect of dilutive employee stock options and RSUs	767	608	1,399
Diluted weighted-average shares	112,435	111,156	109,826
Net income per share attributable to the Company’s stockholders
Basic	$3.79	$3.10	$2.65
Diluted	$3.76	$3.09	$2.62

For the years ended December 31, 2017 and 2015, 2 thousand and 6 thousand RSUs, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect. For the year ended December 31, 2016, no stock options or RSUs had an antidilutive effect on weighted-average diluted common shares outstanding.

NOTE 13.    Employee Benefit Plans:

The First American Financial Corporation 401(k) Savings Plan (the “Savings Plan”) allows for employee-elective contributions up to the maximum amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability, as well as the contributions of participants. Effective July 1, 2015, participants in the Savings Plan can no longer make additional investments in common stock of the Company. The Savings Plan held 2,428,000 shares and 2,695,000 shares of the Company’s common stock, representing 2.2% and 2.5% of the Company’s total common shares outstanding at December 31, 2017 and 2016, respectively.

The Company maintains a deferred compensation plan for certain employees that allows participants to defer up to 100% of their salary, commissions and certain bonuses. Participants can allocate their deferrals among a variety of investment crediting options (known as “deemed investments”). The term deemed investments means that the participant has no ownership interest in the funds they select; the funds are only used to measure the gains or losses that will be attributed to each participant’s deferral account over time. Participants can elect to have their deferral balance paid out while they are still employed or after their employment ends. The deferred compensation plan is exempt from most provisions of the Employee Retirement Income Security Act (“ERISA”) because it is only available to a select group of management and highly compensated employees and is not a qualified employee benefit plan. To preserve the tax-deferred savings advantages of a nonqualified deferred compensation plan, federal law requires that it be unfunded or informally funded. Participant deferrals, and any earnings on those deferrals, are general unsecured obligations of the Company. The Company informally funds the deferred compensation plan through a tax-advantaged investment known as variable universal life insurance. Deferred compensation plan assets are held as an asset of the Company within a special trust, known as a “Rabbi Trust.” At December 31, 2017 and 2016, the value of the assets in the Rabbi Trust of $92.7 million and $78.9 million, respectively, and the unfunded liabilities of $97.2 million and $82.5 million, respectively, were included in the consolidated balance sheets in other assets and pension costs and other retirement plans, respectively.

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

During 2016, the Company, and a subsidiary of the Company, terminated their funded defined benefit pension plans.  Also, during 2016, the Company made additional cash contributions of $84.8 million above scheduled amounts and provided lump sum distributions to certain participants from pension plan assets totaling $127.2 million, for which the Company recognized $66.3 million in settlement costs.  During 2017, the Company made cash contributions of $34.0 million to fully fund its pension obligation, completed the transfer of all remaining benefit obligations related to the pension plans to a highly rated insurance company, and recognized $152.4 million in settlement costs in the consolidated statements of income.

Certain of the Company’s subsidiaries have separate savings plans and the Company’s international subsidiaries have other employee benefit plans. Expenses related to these plans and the Company’s deferred compensation plan are included in the table below under “other plans, net”.

The principal components of employee benefit costs are as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Expense:
Savings plan	$34,520	$33,109	$37,326
Funded defined benefit pension plans	162,368	88,908	18,611
Unfunded supplemental benefit plans	12,705	13,613	17,373
Other plans, net	17,595	10,090	3,812
	$227,188	$145,720	$77,122

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the benefit obligations, assets and funded status associated with the Company’s funded defined benefit pension and unfunded supplemental benefit plans:

	December 31,
	2017		2016
	Defined benefit pension plans	Unfunded supplemental benefit plans	Defined benefit pension plans	Unfunded supplemental benefit plans
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$315,108	$251,204	$416,416	$248,660
Service costs	—	734	—	1,042
Interest costs	4,911	8,350	15,532	8,558
Actuarial losses	8,560	11,761	33,845	6,804
Annuity purchase	(318,592)	—	—	—
Benefits paid	(9,987)	(13,521)	(150,685)	(13,860)
Projected benefit obligation at end of year	—	258,528	315,108	251,204
Change in plan assets:
Fair value of plan assets at beginning of year	291,760	—	329,987	—
Actual returns on plan assets	2,859	—	4,244	—
Contributions	33,960	13,521	108,214	13,860
Annuity purchase	(318,592)	—	—	—
Benefits paid	(9,987)	(13,521)	(150,685)	(13,860)
Fair value of plan assets at end of year	—	—	291,760	—
Reconciliation of funded status:
Unfunded status of the plans	$—	$(258,528)	$(23,348)	$(251,204)
Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$—	$(258,528)	$(23,348)	$(251,204)
Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial loss	$—	$101,596	$157,659	$97,636
Unrecognized prior service credit	—	(12,429)	(4,109)	(16,607)
	$—	$89,167	$153,550	$81,029
Accumulated benefit obligation at end of year	$—	$258,528	$315,108	$251,204

Net periodic costs related to the Company’s funded defined benefit pension and unfunded supplemental benefit plans included the following components:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Expense:
Service costs	$734	$1,042	$1,560
Interest costs	13,261	24,090	27,744
Expected return on plan assets	(4,740)	(12,386)	(21,802)
Amortization of net actuarial loss	17,742	28,282	32,645
Amortization of prior service credit	(4,312)	(4,844)	(4,163)
Settlement costs	152,388	66,337	—
	$175,073	$102,521	$35,984

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net actuarial loss and prior service credit for the unfunded supplemental benefit plans expected to be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year include an expense of $4.8 million and a credit of $4.2 million, respectively.

Weighted-average discount rate assumptions used to determine net periodic benefit costs for the years ended December 31, 2017 and 2016, were as follows:

	December 31,
	2017	2016
Unfunded supplemental benefit plans
Discount rate for projected benefit obligation	4.03%	4.33%
Discount rate for service cost	4.32%	4.69%
Discount rate for interest cost	3.43%	3.56%

Weighted-average discount rate assumption used to determine the projected benefit obligation at December 31, 2017 and 2016, was as follows:

	December 31,
	2017	2016
Unfunded supplemental benefit plans
Discount rate	3.61%	4.03%

The discount rate assumptions used for the Company’s benefit plans reflect the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The Company expects to make cash contributions of $14.3 million to its unfunded supplemental benefit plans during 2018.

Benefit payments, which reflect expected future service, as appropriate, are expected to be made as follows:

Year	(in thousands)
2018	$14,266
2019	$14,949
2020	$15,335
2021	$15,698
2022	$15,942
Five years thereafter	$81,522

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

Assets measured at fair value on a recurring basis

The valuation techniques and inputs used by the Company to estimate the fair values of assets measured on a recurring basis are summarized as follows:

Debt securities

The fair values of debt securities were based on the market values obtained from independent pricing services that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established independent broker-dealers. The independent pricing services monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants. The pricing services utilize the market approach in determining the fair value of the debt securities held by the Company. The Company obtains an understanding of the valuation models and assumptions utilized by the services and has controls in place to determine that the values provided represent fair values. The Company’s validation procedures include comparing prices received from the pricing services to quotes received from other third party sources for certain securities with market prices that are readily verifiable. If the price comparison results in differences over a predefined threshold, the Company will assess the reasonableness of the changes relative to prior periods given the prevailing market conditions and assess changes in the issuers’ credit worthiness, performance of any underlying collateral and prices of the instrument relative to similar issuances. To date, the Company has not made any material adjustments to the fair value measurements provided by the pricing services.

Typical inputs and assumptions to pricing models used to value the Company’s U.S. Treasury bonds, municipal bonds, foreign government bonds, governmental agency bonds, governmental agency mortgage-backed securities and U.S. and foreign corporate debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes and prepayment speeds. Certain of the Company’s corporate debt securities were not actively traded and there were fewer observable inputs available requiring the use of more judgment in determining their fair values, which resulted in their classification as Level 3.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity securities

The fair values of equity securities, including preferred and common stocks, were based on quoted market prices for identical assets that are readily and regularly available in an active market.

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of December 31, 2017 and 2016:

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2017
Assets:
Debt securities:
U.S. Treasury bonds	$173,998	$—	$173,998	$—
Municipal bonds	1,035,937	—	1,035,937	—
Foreign government bonds	169,488	—	169,488	—
Governmental agency bonds	211,470	—	211,470	—
Governmental agency mortgage-backed securities	2,158,957	—	2,158,957	—
U.S. corporate debt securities	743,215	—	700,347	42,868
Foreign corporate debt securities	259,619	—	257,953	1,666
	4,752,684	—	4,708,150	44,534
Equity securities:
Preferred stocks	18,990	18,990	—	—
Common stocks	447,526	447,526	—	—
	466,516	466,516	—	—
Total assets	$5,219,200	$466,516	$4,708,150	$44,534

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2016
Assets:
Debt securities:
U.S. Treasury bonds	$151,391	$—	$151,391	$—
Municipal bonds	984,333	—	984,333	—
Foreign government bonds	140,048	—	140,048	—
Governmental agency bonds	193,868	—	193,868	—
Governmental agency mortgage-backed securities	2,163,673	—	2,163,673	—
U.S. corporate debt securities	678,524	—	631,859	46,665
Foreign corporate debt securities	241,526	—	235,258	6,268
	4,553,363	—	4,500,430	52,933
Equity securities:
Preferred stocks	15,582	15,582	—	—
Common stocks	388,503	388,503	—	—
	404,085	404,085	—	—
Total assets	$4,957,448	$404,085	$4,500,430	$52,933

There were no transfers between Levels 1 and 2 during the years ended December 31, 2017 and 2016. Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  For the years ended December 31, 2017 and 2016, transfers between Level 2 and Level 3 were based on market liquidity and related transparency of pricing and associated observable inputs for certain of the Company’s corporate debt securities. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the years ended December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
(in thousands)	U.S. corporate debt securities	Foreign corporate debt securities	Total	U.S. corporate debt securities	Foreign corporate debt securities	Total
Fair value at beginning of period	$46,665	$6,268	$52,933	$43,567	$6,572	$50,139
Transfers into Level 3	7,991	—	7,991	9,293	2,536	11,829
Transfers out of Level 3	(14,472)	(1,112)	(15,584)	(17,503)	(1,294)	(18,797)
Net realized and unrealized gains (losses):
Included in earnings	(172)	18	(154)	(120)	(35)	(155)
Included in other comprehensive income (loss)	(300)	(52)	(352)	1,565	122	1,687
Purchases	26,399	1,847	28,246	27,370	3,530	30,900
Sales	(7,606)	(1,737)	(9,343)	(9,037)	(2,329)	(11,366)
Settlements	(15,637)	(3,566)	(19,203)	(8,470)	(2,834)	(11,304)
Fair value at end of period	$42,868	$1,666	$44,534	$46,665	$6,268	$52,933

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2017 and 2016:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2017
Assets:
Cash and cash equivalents	$1,387,226	$1,387,226	$1,387,226	$—	$—
Deposits with banks	$41,335	$41,259	$6,846	$34,413	$—
Notes receivable, net	$7,066	$6,798	$—	$—	$6,798
Liabilities:
Deposits	$3,070,566	$3,070,566	$3,070,566	$—	$—
Notes and contracts payable	$732,810	$755,670	$—	$751,827	$3,843

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2016
Assets:
Cash and cash equivalents	$1,006,138	$1,006,138	$1,006,138	$—	$—
Deposits with banks	$21,222	$21,176	$1,017	$20,159	$—
Notes receivable, net	$7,799	$7,542	$—	$—	$7,542
Liabilities:
Deposits	$2,779,478	$2,779,478	$2,779,478	$—	$—
Notes and contracts payable	$736,693	$734,812	$—	$729,658	$5,154

NOTE 15.    Share-Based Compensation Plans:

The First American Financial Corporation 2010 Incentive Compensation Plan (the “Incentive Compensation Plan”), effective May 28, 2010, permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares and other stock-based awards. Eligible participants in the Incentive Compensation Plan include the Company’s directors and officers, as well as other employees. At December 31, 2017, 3.3 million shares of common stock remain available to be issued from either authorized and unissued shares or previously issued shares acquired by the Company, subject to certain annual limits based on the type of award granted. The Incentive Compensation Plan terminates 10 years from its effective date unless previously canceled by the Company’s board of directors.

The First American Financial Corporation 2010 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the option to purchase common stock of the Company at 85% of the lower of the closing price on either the first or last day of each quarterly offering period. There were 390,000 and 371,000 shares issued in connection with this plan for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, there were 2.4 million shares reserved for future issuances.

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Expense:
RSUs	$34,059	$31,120	$21,761
Stock options	263	271	271
Employee stock purchase plan	3,077	2,734	2,307
	$37,399	$34,125	$24,339

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes RSU activity for the year ended December 31, 2017:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2016	1,510	$33.38
Granted during 2017	930	39.56
Vested during 2017	(1,016)	34.47
Forfeited during 2017	(13)	35.47
Unvested at December 31, 2017	1,411	$36.66

As of December 31, 2017, there was $26.6 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.2 years. The fair value of RSUs is generally based on the market value of the Company’s shares on the date of grant. The total fair value of shares vested and not distributed for the years ended December 31, 2017, 2016 and 2015 was $33.7 million, $25.9 million and $20.3 million, respectively.

The following table summarizes stock option activity for the year ended December 31, 2017:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2016	132	$27.66
Exercised during 2017	(66)	27.66
Balance at December 31, 2017	66	$27.66	6.0 years	$1,883
Vested and expected to vest at December 31, 2017	66	$27.66	6.0 years	$1,883
Exercisable at December 31, 2017	66	$27.66	6.0 years	$1,883

As of December 31, 2017, there was no unrecognized compensation cost related to unvested stock options of the Company.

The total intrinsic value of stock options exercised for the years ended December 31, 2017 and 2015 was $1.0 million and $9.7 million, respectively. No stock options were exercised during the year ended December 31, 2016. Intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

NOTE 16.    Stockholders’ Equity:

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.4 million remained as of December 31, 2017. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. The Company did not repurchase any shares of its common stock during the year ended December 31, 2017 and, as of December 31, 2017, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.6 million.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    Accumulated Other Comprehensive Income (Loss) (“AOCI”):

The following table presents a summary of the changes in each component of AOCI for the years ended December 31, 2017, 2016 and 2015:

	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2014	$10,911	$(20,420)	$(189,580)	$(199,089)
Change in unrealized gains (losses) on securities	(42,205)	—	—	(42,205)
Change in foreign currency translation adjustment	—	(36,822)	—	(36,822)
Net actuarial gain	—	—	10,743	10,743
Amortization of net actuarial loss	—	—	32,645	32,645
Amortization of prior service credit	—	—	(4,163)	(4,163)
Tax effect	14,893	—	(15,002)	(109)
Balance at December 31, 2015	(16,401)	(57,242)	(165,357)	(239,000)
Change in unrealized gains (losses) on securities	(15,702)	—	—	(15,702)
Change in foreign currency translation adjustment	—	(6,334)	—	(6,334)
Net actuarial loss	—	—	(48,803)	(48,803)
Amortization of net actuarial loss	—	—	28,282	28,282
Amortization of prior service credit	—	—	(4,844)	(4,844)
Settlement costs	—	—	66,337	66,337
Tax effect	5,343	—	(15,672)	(10,329)
Balance at December 31, 2016	(26,760)	(63,576)	(140,057)	(230,393)
Change in unrealized gains (losses) on securities	86,834	—	—	86,834
Change in foreign currency translation adjustment	—	24,744	—	24,744
Net actuarial loss	—	—	(20,407)	(20,407)
Amortization of net actuarial loss	—	—	17,742	17,742
Amortization of prior service credit	—	—	(4,312)	(4,312)
Settlement costs	—	—	152,388	152,388
Tax effect	(23,271)	—	(70,814)	(94,085)
Balance at December 31, 2017	$36,803	$(38,832)	$(65,460)	$(67,489)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of AOCI allocated to the Company and noncontrolling interests at December 31, 2017, 2016 and 2015, are as follows:

	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
2017
Allocated to the Company	$36,783	$(38,832)	$(65,460)	$(67,509)
Allocated to noncontrolling interests	20	—	—	20
Balance at December 31, 2017	$36,803	$(38,832)	$(65,460)	$(67,489)
2016
Allocated to the Company	$(26,767)	$(63,576)	$(140,057)	$(230,400)
Allocated to noncontrolling interests	7	—	—	7
Balance at December 31, 2016	$(26,760)	$(63,576)	$(140,057)	$(230,393)
2015
Allocated to the Company	$(16,404)	$(57,242)	$(165,357)	$(239,003)
Allocated to noncontrolling interests	3	—	—	3
Balance at December 31, 2015	$(16,401)	$(57,242)	$(165,357)	$(239,000)

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2017, 2016 and 2015:

	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
	(in thousands)
Year ended December 31, 2017
Pretax change before reclassifications	$101,553	$24,744	$(20,407)	$105,890
Reclassifications out of AOCI	(14,719)	—	165,818	151,099
Tax effect	(23,271)	—	(70,814)	(94,085)
Total other comprehensive income (loss), net of tax	$63,563	$24,744	$74,597	$162,904
Year ended December 31, 2016
Pretax change before reclassifications	$2,617	$(6,334)	$(48,803)	$(52,520)
Reclassifications out of AOCI	(18,319)	—	89,775	71,456
Tax effect	5,343	—	(15,672)	(10,329)
Total other comprehensive income (loss), net of tax	$(10,359)	$(6,334)	$25,300	$8,607
Year ended December 31, 2015
Pretax change before reclassifications	$(46,601)	$(36,822)	$10,743	$(72,680)
Reclassifications out of AOCI	4,396	—	28,482	32,878
Tax effect	14,893	—	(15,002)	(109)
Total other comprehensive income (loss), net of tax	$(27,312)	$(36,822)	$24,223	$(39,911)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effect of the reclassifications out of AOCI on the respective line items in the consolidated statements of income:

	Amounts reclassified from AOCI
	Year ended December 31,				Affected line items in the
(in thousands)	2017	2016	2015		consolidated statements of income
Unrealized gains (losses) on securities:
Net realized gains (losses) on sales of securities	$14,719	$18,804	$(2,147)		Net realized investment gains (losses)
Net other-than-temporary impairment losses	—	(485)	(2,249)		Net realized investment gains (losses)
Pretax total	$14,719	$18,319	$(4,396)
Tax effect	$(5,259)	$(7,007)	$1,551
Pension benefit adjustment:
Amortization of net actuarial loss	$(17,742)	$(28,282)	$(32,645)	(1)
Amortization of prior service credit	4,312	4,844	4,163	(1)
Settlement costs	(152,388)	(66,337)	—	(1)
Pretax total	$(165,818)	$(89,775)	$(28,482)
Tax effect	$67,322	$34,339	$10,893

(1)	These components of AOCI are included in the computation of net periodic cost. See Note 13 Employee Benefit Plans for additional details.

NOTE 18.    Commitments and Contingencies:

Lease commitments

The Company leases certain office facilities, automobiles and equipment under operating leases, which, for the most part, are renewable. The majority of these leases also provide that the Company pay insurance and taxes.

Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year, as of December 31, 2017, are as follows:

(in thousands)
Year
2018	$83,684
2019	73,524
2020	61,776
2021	47,348
2022	33,292
Thereafter	67,459
$367,083

Total rental expense for all operating leases, including month-to-month rentals, was $91.0 million, $91.4 million and $93.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses. These lawsuits include, among others, cases alleging, among other assertions, that the Company, one of its subsidiaries and/or one of its agents overcharged or improperly charged fees for products and services, conspired to fix prices, participated in the conveyance of illusory property interests, improperly handled property and casualty claims, and gave items of value to brokers and others as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including

•	Chavez v. First American Specialty Insurance Company, filed on June 29, 2017 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Downing v. First American Title Insurance Company, et al., filed on July 26, 2016 and pending in the United States District Court for the Northern District of Georgia,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Lennen v. First American Financial Corporation, et al., filed on May 19, 2016 and pending in the United States District court for the Middle District of Florida,
•	McCormick v. First American Real Estate Services, Inc., et al., filed on December 31, 2015 and pending in the Superior Court of the State of California, County of Orange,

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017, pending in the Superior Court of the State of California, County of Sacramento, and
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

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

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and wealth management businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies. Currently, governmental agencies are examining or investigating certain of the Company’s operations. These exams or investigations include inquiries into, among other matters, pricing and rate setting practices in the title insurance industry, competition in the title insurance industry, real estate settlement service, customer acquisition and retention practices and agency relationships. With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts. While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. These exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20.    Business Combinations:

During the years ended December 31, 2017 and 2016, the Company completed acquisitions for an aggregate purchase price of $91.1 million and $115.3 million, respectively.  These acquisitions have been included in the Company’s title insurance and services segment.

NOTE 21.    Segment Financial Information:

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions involving the use of real property related data designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant records and images; and provides appraisals and other valuation-related products and services, lien release and document custodial services, default-related products and services, evidence of title, and banking, trust and wealth management services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia. The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information about the Company’s operations, by segment, for the years ended December 31, 2017, 2016 and 2015, is as follows:

	Revenues	Depreciation and amortization	Equity in earnings of affiliates, net	Income (loss) before income taxes	Assets	Investments in equity method affiliates	Capital expenditures
	(in thousands)
2017
Title Insurance and Services	$5,293,156	$121,540	$3,785	$642,364	$8,669,936	$56,583	$128,751
Specialty Insurance	465,020	6,351	—	36,908	592,405	—	7,913
Corporate	15,326	162	—	(233,941)	429,128	—	—
Eliminations	(1,139)	—	—	—	(118,247)	—	—
	$5,772,363	$128,053	$3,785	$445,331	$9,573,222	$56,583	$136,664
2016
Title Insurance and Services	$5,134,125	$93,069	$8,173	$598,872	$7,905,433	$102,925	$126,715
Specialty Insurance	435,844	5,593	—	40,074	551,231	—	5,631
Corporate	5,946	385	—	(161,365)	453,410	—	—
Eliminations	(69)	—	—	—	(78,297)	—	—
	$5,575,846	$99,047	$8,173	$477,581	$8,831,777	$102,925	$132,346
2015
Title Insurance and Services	$4,788,110	$80,359	$7,800	$489,954	$7,283,180	$108,574	$122,707
Specialty Insurance	393,757	4,775	—	39,519	510,915	—	4,837
Corporate	(5,955)	462	—	(96,708)	444,943	—	22
Eliminations	(456)	—	—	—	(2,323)	—	—
	$5,175,456	$85,596	$7,800	$432,765	$8,236,715	$108,574	$127,566

Revenues from external customers allocated between domestic and foreign operations, by segment, for the years ended December 31, 2017, 2016 and 2015, are as follows:

	Year Ended December 31,
	2017		2016		2015
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance and Services	$5,011,990	$281,090	$4,830,727	$303,352	$4,480,230	$307,453
Specialty Insurance	465,020	—	435,844	—	393,757	—
	$5,477,010	$281,090	$5,266,571	$303,352	$4,873,987	$307,453

Long-lived assets allocated between domestic and foreign operations, by segment, as of December 31, 2017, 2016 and 2015, are as follows:

	December 31,
	2017		2016		2015
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance and Services	$975,443	$59,960	$986,718	$40,161	$933,829	$35,375
Specialty Insurance	57,762	—	55,045	—	51,920	—
	$1,033,205	$59,960	$1,041,763	$40,161	$985,749	$35,375

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2017
Revenues	$1,317,043	$1,454,429	$1,519,568	$1,481,323
Income before income taxes	$83,880	$184,154	$17,962	$159,335
Net income	$58,069	$121,895	$21,186	$220,713
Net loss attributable to noncontrolling interests	$(213)	$(362)	$(197)	$(414)
Net income attributable to the Company	$58,282	$122,257	$21,383	$221,127
Net income per share attributable to the Company’s stockholders (1):
Basic	$0.52	$1.10	$0.19	$1.98
Diluted	$0.52	$1.09	$0.19	$1.96

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

SCHEDULE I

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

December 31, 2017

Column A	Column B	Column C		Column D
Type of investment	Cost	Market value		Amount at which shown in the balance sheet
Deposits with banks:
Consolidated	$41,335	$41,259		$41,335
Debt securities:
U.S. Treasury bonds
Consolidated	$173,049	$173,998		$173,998
Municipal bonds
Consolidated	$1,031,146	$1,035,937		$1,035,937
Foreign government bonds
Consolidated	$170,220	$169,488		$169,488
Governmental agency bonds
Consolidated	$212,731	$211,470		$211,470
Governmental agency mortgage-backed securities
Consolidated	$2,172,377	$2,158,957		$2,158,957
U.S. corporate debt securities
Consolidated	$734,409	$743,215		$743,215
Foreign corporate debt securities
Consolidated	$256,430	$259,619		$259,619
Total debt securities:
Consolidated	$4,750,362	$4,752,684		$4,752,684
Equity securities:
Consolidated	$413,672	$466,516		$466,516
Notes receivable, net:
Consolidated	$7,066	$6,798		$7,066
Other investments:
Consolidated	$110,702	$110,702	(1)	$110,702
Total investments:
Consolidated	$5,323,137	$5,377,959		$5,378,303

(1)	As other investments are not publicly traded, estimates of the fair values could not be made without incurring excessive costs.

SCHEDULE II

1 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2017	2016
Assets
Cash and cash equivalents	$233,920	$221,519
Dividends receivable	54,347	—
Due from subsidiaries, net	4,098	77,557
Income taxes receivable	38,673	67,970
Investment in subsidiaries	4,360,010	3,897,995
Deferred income taxes	22,803	20,037
Other assets	97,991	85,709
	$4,811,842	$4,370,787
Liabilities and Equity
Accounts payable and other accrued liabilities	$38,724	$39,069
Pension costs and other retirement plans	359,806	359,057
Income taxes payable	4,602	10,376
Deferred income taxes	219,307	242,158
Notes and contracts payable	706,378	705,778
	1,328,817	1,356,438
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares;
Outstanding—110,925 shares and 109,944 shares	1	1
Additional paid-in capital	2,236,351	2,191,756
Retained earnings	1,311,112	1,046,822
Accumulated other comprehensive loss	(67,509)	(230,400)
Total stockholders’ equity	3,479,955	3,008,179
Noncontrolling interests	3,070	6,170
Total equity	3,483,025	3,014,349
	$4,811,842	$4,370,787

See notes to condensed financial statements

SCHEDULE II

2 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Revenues:
Dividends from subsidiaries	$354,350	$46,422	$142,522
Other income (losses)	15,011	5,809	(6,001)
	369,361	52,231	136,521
Expenses:
Other expenses	54,245	44,592	36,233
Income before income taxes and equity in undistributed earnings of subsidiaries	315,116	7,639	100,288
Income taxes	16,606	2,145	33,346
Equity in undistributed earnings of subsidiaries	123,353	337,982	221,928
Net income	421,863	343,476	288,870
Less: Net (loss) income attributable to noncontrolling interests	(1,186)	483	784
Net income attributable to the Company	$423,049	$342,993	$288,086

See notes to condensed financial statements

SCHEDULE II

3 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$421,863	$343,476	$288,870
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	63,563	(10,359)	(27,312)
Foreign currency translation adjustment	24,744	(6,334)	(36,822)
Pension benefit adjustment	74,597	25,300	24,223
Total other comprehensive income (loss), net of tax	162,904	8,607	(39,911)
Comprehensive income	584,767	352,083	248,959
Less: Comprehensive (loss) income attributable to noncontrolling interests	(1,173)	487	770
Comprehensive income attributable to the Company	$585,940	$351,596	$248,189

See notes to condensed financial statements

SCHEDULE II

4 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Cash provided by (used for) operating activities	$232,347	$(26,682)	$133,022
Cash flows from investing activities:
Net cash effect of acquisitions	(21,750)	—	(19,069)
Contributions to subsidiaries	(66,726)	(106,818)	—
Net change in other investments	82	204	867
Return of capital from subsidiaries	25,000	32,500	—
Capital expenditures	—	—	(22)
Cash used for investing activities	(63,394)	(74,114)	(18,224)
Cash flows from financing activities:
Net proceeds from issuance of debt	—	160,000	—
Repayment of debt to subsidiaries	—	—	(60,000)
Excess tax benefits from share-based compensation	—	3,415	9,526
Net proceeds in connection with share-based compensation plans	2,732	1,104	5,042
Purchase of Company shares	—	(454)	—
Cash dividends	(159,284)	(131,541)	(108,524)
Cash (used for) provided by financing activities	(156,552)	32,524	(153,956)
Net increase (decrease) in cash and cash equivalents	12,401	(68,272)	(39,158)
Cash and cash equivalents—Beginning of period	221,519	289,791	328,949
Cash and cash equivalents—End of period	$233,920	$221,519	$289,791

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

NOTE 2.    Dividends Received:

The holding company received cash dividends from subsidiaries of $87.4 million, $46.4 million and $142.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

SCHEDULE III

1 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2017
Title Insurance and Services	$300	$958,818	$11,124
Specialty Insurance	31,252	70,115	229,698
Total	$31,552	$1,028,933	$240,822
2016
Title Insurance and Services	$330	$971,931	$9,698
Specialty Insurance	30,221	53,932	219,207
Total	$30,551	$1,025,863	$228,905

SCHEDULE III

2 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Premiums and escrow fees	Net investment income (1)	Loss provision	Amortization of deferred policy acquisition costs (credits)	Other operating expenses	Premiums written
2017
Title Insurance and Services	$4,383,043	$144,095	$175,322	$122	$788,020	$—
Specialty Insurance	439,470	14,291	275,088	(1,030)	67,813	450,098
Corporate	—	15,326	—	—	26,104	—
Eliminations	—	(76)	—	—	(1,063)	—
Total	$4,822,513	$173,636	$450,410	$(908)	$880,874	$450,098
2016
Title Insurance and Services	$4,291,316	$129,672	$235,661	$—	$764,388	$—
Specialty Insurance	411,353	13,614	252,940	(4,179)	62,610	426,815
Corporate	—	5,946	—	—	26,867	—
Eliminations	—	(45)	—	—	(24)	—
Total	$4,702,669	$149,187	$488,601	$(4,179)	$853,841	$426,815
2015
Title Insurance and Services	$4,028,048	$90,078	$263,881	$1,796	$745,278	$—
Specialty Insurance	380,264	10,313	227,211	(727)	49,741	395,978
Corporate	—	(5,955)	—	—	25,976	—
Eliminations	—	(430)	—	—	(26)	—
Total	$4,408,312	$94,006	$491,092	$1,069	$820,969	$395,978

(1)	Net investment income includes net investment income and net realized investment gains (losses).

SCHEDULE IV

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(in thousands, except percentages)

Segment	Premiums and escrow fees before reinsurance	Ceded to other companies	Assumed from other companies	Premiums and escrow fees	Percentage of amount assumed to premiums and escrow fees
Title Insurance and Services
2017	$4,396,882	$15,014	$1,175	$4,383,043	0.0%
2016	$4,304,868	$16,277	$2,725	$4,291,316	0.1%
2015	$4,050,033	$23,776	$1,791	$4,028,048	0.0%
Specialty Insurance
2017	$448,296	$8,826	$—	$439,470	0.0%
2016	$419,629	$8,276	$—	$411,353	0.0%
2015	$388,973	$8,709	$—	$380,264	0.0%

SCHEDULE V

1 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2017

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$30,185	$5,975	$—	$13,094	(A)	$23,066
Reserve for known and incurred but not reported claims:
Consolidated	$1,025,863	$450,410	$24,707	$472,047	(B)	$1,028,933
Reserve deducted from notes receivable:
Consolidated	$2,113	$38	$—	$1,641		$510
Reserve deducted from deferred income taxes:
Consolidated	$8,049	$2,284	$—	$—		$10,333

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

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of December 31, 2017, the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that assessment under the framework in Internal Control—Integrated Framework (2013), management determined that, as of December 31, 2017, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements provided in Item 8, above, has issued a report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information required by Items 10 through 14 of this report is expected to be set forth in the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2017 for the Company’s upcoming 2018 meeting of stockholders (the “2018 Proxy Statement”).  If the 2018 Proxy Statement is not filed within 120 days after the fiscal year ended December 31, 2017, the Company will file an amendment to this Annual Report on Form 10-K to include the information required by Items 10 through 14.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a	)	1. & 2.	Financial Statements and Financial Statement Schedules
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

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed June 1, 2010.

3.2	Amended and Restated Bylaws of First American Financial Corporation, effective as of August 16, 2017.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed August 22, 2017.

4.1	Indenture, dated as of January 24, 2013, between First American Financial Corporation and U.S. Bank National Association, as trustee.	Incorporated by reference herein to Exhibit 4.1 to the Form S-3ASR filed January 24, 2013.

4.2	First Supplemental Indenture, dated as of January 29, 2013, between First American Financial Corporation and U.S. Bank National Association.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed January 29, 2013.

4.3	Second Supplemental Indenture, dated as of November 10, 2014, between First American Financial Corporation and U.S. Bank National Association.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed November 10, 2014.

4.4	Form of 4.30% Senior Notes due 2023.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K filed January 29, 2013.

4.5	Form of 4.60% Senior Notes due 2024.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K filed November 10, 2014.

10.1	Separation and Distribution Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed June 1, 2010.

10.2	Amended and Restated Credit Agreement dated as of May 14, 2014, among First American Financial Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.3	Tax Sharing Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K filed June 1, 2010.

Exhibit No.	Description	Location
*10.4	First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Incorporated by reference herein to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.4.1	Amendment No. 1, dated January 21, 2015, to First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Incorporated by reference herein to Exhibit 10.5.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*10.5	First American Financial Corporation Deferred Compensation Plan, amended and restated effective as of January 1, 2012.	Incorporated by reference herein to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2011.

*10.5.1	First Amendment, effective July 1, 2015, to the amended and restated First American Financial Corporation Deferred Compensation Plan.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

*10.5.2	Second Amendment, effective July 1, 2017, to the amended and restated First American Financial Corporation Deferred Compensation Plan.	Incorporated by reference herein to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
*10.6	First American Financial Corporation 2010 Incentive Compensation Plan, amended and restated effective as of May 9, 2017.	Incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed May 12, 2017.

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

Incorporated by reference herein to Exhibit 10.6.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

*10.6.4

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 23, 2018.

Attached.

*10.6.5	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 14, 2014.	Incorporated by reference herein to Exhibit 10.7.12 to the Annual Report on Form 10-K for the year ended December 31, 2013.

*10.6.6	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 21, 2015.	Incorporated by reference herein to Exhibit 10.7.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*10.6.7	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 19, 2016.	Incorporated by reference herein to Exhibit 10.6.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Exhibit No.	Description	Location
*10.6.8	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 17, 2017.	Incorporated by reference herein to Exhibit 10.6.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

*10.6.9	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 23, 2018.	Attached.

*10.6.11	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 21, 2015.	Incorporated by reference herein to Exhibit 10.7.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*10.6.12	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 19, 2016.	Incorporated by reference herein to Exhibit 10.6.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

*10.6.13	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 17, 2017.	Incorporated by reference herein to Exhibit 10.6.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016

*10.6.14	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved February 2, 2018.	Attached.

*10.7	Employment Agreement, dated December 20, 2017, between First American Financial Corporation and Dennis J. Gilmore.	Attached.

*10.8	Employment Agreement, dated December 20, 2017, between First American Financial Corporation and Kenneth D. DeGiorgio.	Attached.

*10.9	Employment Agreement, dated December 20, 2017, between First American Financial Corporation and Christopher M. Leavell.	Attached.

*10.10	Employment Agreement, dated December 20, 2017, between First American Financial Corporation and Mark E. Seaton.	Attached.

*10.11	First American Financial Corporation Form of Amended and Restated Change in Control Agreement effective as of December 31, 2010.	Incorporated by reference herein to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(21)	Subsidiaries of the registrant.	Attached.

(23)	Consent of Independent Registered Public Accounting Firm.	Attached.

(31)(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Act of 1934.	Attached.

(31)(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

(32)(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

(32)(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

Exhibit No.	Description	Location

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.
Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

By	/S/ DENNIS J. GILMORE
Dennis J. Gilmore
Chief Executive Officer
(Principal Executive Officer)
Date: February 16, 2018
By	/S/ MARK E. SEATON
Mark E. Seaton
Chief Financial Officer
(Principal Financial Officer)
Date: February 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DENNIS J. GILMORE Dennis J. Gilmore	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2018

/S/ Mark E. Seaton Mark E. Seaton	Chief Financial Officer (Principal Financial Officer)	February 16, 2018

/S/ Matthew F. Wajner Matthew F. Wajner	Chief Accounting Officer (Principal Accounting Officer)	February 16, 2018

/S/ PARKER S. KENNEDY Parker S. Kennedy	Chairman of the Board of Directors	February 16, 2018

/S/ JAMES L. DOTI James L. Doti	Director	February 16, 2018

/S/ REGINALD H. GILYARD Reginald H. Gilyard	Director	February 16, 2018

/S/ MARGARET M. MCCARTHY Margaret M. McCarthy	Director	February 16, 2018

/S/ MICHAEL D. MCKEE Michael D. McKee	Director	February 16, 2018

/S/ THOMAS V. MCKERNAN Thomas V. McKernan	Director	February 16, 2018

/S/ Mark C. Oman Mark C. Oman	Director	February 16, 2018

Signature	Title	Date
/S/ VIRGINIA M. UEBERROTH Virginia M. Ueberroth	Director	February 16, 2018