Form 10-Q
period 2018-03-31
First American Financial Corp
filed 2018-04-26
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  1    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  1    No  1

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On April 20, 2018, there were 111,544,750 shares of common stock outstanding.

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	CHANGES IN APPLICABLE LAWS AND GOVERNMENT REGULATIONS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	USE OF SOCIAL MEDIA BY THE COMPANY AND OTHER PARTIES;
•	REGULATION OF TITLE INSURANCE RATES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MANAGEMENT FRAMEWORK;
•	SYSTEMS DAMAGE, FAILURES, INTERRUPTIONS AND INTRUSIONS, OR UNAUTHORIZED DATA DISCLOSURES;
•	PROCESS AUTOMATION;
•	TECHNOLOGICAL DEVELOPMENTS THAT CHANGE THE WAY REAL ESTATE TRANSACTIONS ARE CONDUCTED AND RELATED DOCUMENTS ARE PROCESSED;
•	ERRORS AND FRAUD INVOLVING THE TRANSFER OF FUNDS;
•	THE COMPANY’S USE OF A GLOBAL WORKFORCE;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS; AND

•	OTHER FACTORS DESCRIBED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN ITEM 1A OF PART II.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$1,176,618	$1,387,226
Accounts and accrued income receivable, net	304,158	311,084
Income taxes receivable	40,342	38,673
Investments:
Deposits with banks	39,215	41,335
Debt securities, includes pledged securities of $112,343 and $108,427	4,934,110	4,752,684
Equity securities	459,477	466,516
Other investments	116,234	117,768
	5,549,036	5,378,303
Property and equipment, net	435,867	439,569
Title plants and other indexes	570,546	568,452
Deferred income taxes	22,803	22,803
Goodwill	1,133,556	1,113,005
Other intangible assets, net	95,848	99,913
Other assets	218,015	214,194
	$9,546,789	$9,573,222
Liabilities and Equity
Deposits	$3,161,706	$3,070,566
Accounts payable and accrued liabilities	709,565	793,157
Deferred revenue	226,347	240,822
Reserve for known and incurred but not reported claims	1,021,346	1,028,933
Income taxes payable	4,623	4,602
Deferred income taxes	219,307	219,307
Notes and contracts payable	731,454	732,810
	6,074,348	6,090,197
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—111,545 shares and 110,925 shares	1	1
Additional paid-in capital	2,244,290	2,236,351
Retained earnings	1,384,712	1,311,112
Accumulated other comprehensive loss	(158,468)	(67,509)
Total stockholders’ equity	3,470,535	3,479,955
Noncontrolling interests	1,906	3,070
Total equity	3,472,441	3,483,025
	$9,546,789	$9,573,222

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues
Direct premiums and escrow fees	$543,878	$527,009
Agent premiums	527,714	574,582
Information and other	188,658	182,509
Net investment income	42,792	33,040
Net realized investment losses	(5,654)	(97)
	1,297,388	1,317,043
Expenses
Personnel costs	413,642	407,137
Premiums retained by agents	416,637	453,926
Other operating expenses	218,480	215,402
Provision for policy losses and other claims	100,580	102,388
Depreciation and amortization	29,747	30,147
Premium taxes	16,014	15,448
Interest	9,223	8,715
	1,204,323	1,233,163
Income before income taxes	93,065	83,880
Income taxes	16,893	25,811
Net income	76,172	58,069
Less: Net loss attributable to noncontrolling interests	(55)	(213)
Net income attributable to the Company	$76,227	$58,282
Net income per share attributable to the Company’s stockholders (Note 9):
Basic	$0.68	$0.52
Diluted	$0.67	$0.52
Cash dividends declared per share	$0.38	$0.34
Weighted-average common shares outstanding (Note 9):
Basic	112,232	111,179
Diluted	113,035	111,822

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$76,172	$58,069
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	(46,796)	25,451
Foreign currency translation adjustment	(3,752)	3,434
Pension benefit adjustment	120	3,533
Total other comprehensive (loss) income, net of tax	(50,428)	32,418
Comprehensive income	25,744	90,487
Less: Comprehensive loss attributable to noncontrolling interests	(74)	(206)
Comprehensive income attributable to the Company	$25,818	$90,693

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2017	110,925	$1	$2,236,351	$1,311,112	$(67,509)	$3,479,955	$3,070	$3,483,025
Cumulative-effect adjustment (Note 1)	—	—	—	40,550	(40,550)	—	—	—
Net income (loss) for three months ended March 31, 2018	—	—	—	76,227	—	76,227	(55)	76,172
Dividends on common shares	—	—	—	(42,330)	—	(42,330)	—	(42,330)
Shares issued in connection with share-based compensation plans	620	—	(11,759)	(847)	—	(12,606)	—	(12,606)
Share-based compensation	—	—	19,509	—	—	19,509	—	19,509
Net activity related to noncontrolling interests	—	—	189	—	—	189	(1,090)	(901)
Other comprehensive loss (Note 13)	—	—	—	—	(50,409)	(50,409)	(19)	(50,428)
Balance at March 31, 2018	111,545	$1	$2,244,290	$1,384,712	$(158,468)	$3,470,535	$1,906	$3,472,441

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$76,172	$58,069
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	100,580	102,388
Depreciation and amortization	29,747	30,147
Amortization of premiums and accretion of discounts on debt securities, net	6,743	9,427
Net realized investment losses	5,654	97
Share-based compensation	19,509	17,032
Equity in earnings of affiliates, net	296	(1,644)
Dividends from equity method investments	805	3,612
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(104,614)	(114,014)
Net change in income tax accounts	12,320	64,170
Decrease in accounts and accrued income receivable	5,493	714
Decrease in accounts payable and accrued liabilities	(95,978)	(137,320)
Decrease in deferred revenue	(14,378)	(11,812)
Other, net	818	(14,806)
Cash provided by operating activities	43,167	6,060
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(24,484)	250
Net decrease (increase) in deposits with banks	2,292	(164)
Purchases of debt and equity securities	(586,150)	(341,974)
Proceeds from sales of debt and equity securities	213,432	201,923
Proceeds from maturities of debt securities	126,920	145,316
Net change in other investments	640	840
Capital expenditures	(22,344)	(29,903)
Proceeds from sales of property and equipment	1,015	8
Cash used for investing activities	(288,679)	(23,704)
Cash flows from financing activities:
Net change in deposits	91,140	103,334
Repayment of debt	(1,422)	(1,323)
Net activity related to noncontrolling interests	(895)	(853)
Net payments in connection with share-based compensation plans	(12,606)	(5,947)
Cash dividends	(42,330)	(37,495)
Cash provided by financing activities	33,887	57,716
Effect of exchange rate changes on cash	1,017	1,257
Net (decrease) increase in cash and cash equivalents	(210,608)	41,329
Cash and cash equivalents—Beginning of period	1,387,226	1,006,138
Cash and cash equivalents—End of period	$1,176,618	$1,047,467
Supplemental information:
Cash paid (received) during the period for:
Interest	$8,318	$7,594
Premium taxes	$28,877	$28,739
Income taxes, less refunds of $18 and $42,575	$4,187	$(38,364)

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial information included in this report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X.  The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods.  All material intercompany transactions and balances have been eliminated upon consolidation.

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued updated guidance intended to reduce diversity in practice by clarifying which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

In March 2017, the FASB issued updated guidance intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost through the disaggregation of the service cost component from the other components of net benefit cost.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company adopted this change in accounting principle at the beginning of 2018 and applied the change retrospectively to the prior year.  As a result, other components of net benefit cost totaling $8.0 million were reclassified from personnel costs to other operating expenses on the condensed consolidated statement of income for the three months ended March 31, 2017.  See Note 10 Employee Benefit Plans for further information on the Company’s net periodic pension costs.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

In January 2016, the FASB issued updated guidance intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  In addition to making other targeted improvements to current guidance, the updated guidance also requires all equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in the fair value recognized through net income. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company adopted this guidance at the beginning of 2018 and recognized cumulative net unrealized gains, net of taxes, of $40.6 million related to its investments in equity securities, previously classified as available-for-sale, through a cumulative-effect adjustment to retained earnings.  See Note 4 Debt and Equity Securities for further discussion of the Company’s investments in equity securities.

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets.  The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of recognition. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  Revenue from insurance contracts is not within the scope of this guidance.  In August 2015, the FASB issued updated guidance which defers the effective date of this guidance by one year.  In 2016, the FASB issued additional updates to the new guidance primarily to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, accounting for licenses of intellectual property, and to provide narrow-scope improvements and additional practical expedients.  In February 2017, the FASB issued an additional update to the new guidance to clarify the scope of derecognition guidance for nonfinancial assets and to provide guidance for partial sales of nonfinancial assets.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company elected to adopt the new guidance under the modified retrospective approach, which, except for the disclosure requirements, did not have a material impact on its condensed consolidated financial statements.  See Note 2 Adoption of Revenue Guidance for further information about the Company’s revenues within the scope of the new guidance.

Pending Accounting Pronouncements

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 2 – Adoption of Revenue Guidance

The Company’s information and other revenues and escrow fees are within the scope of the new accounting guidance related to the recognition of revenue from contracts with customers, which the Company adopted effective January 1, 2018.  Under the new guidance, revenue is recognized when control of the promised goods or services is transferred to the customer and in an amount that reflects the consideration the Company expects to be entitled to in exchange for theses goods or services.  See Note 1 Basis of Condensed Consolidated Financial Statements for further discussion of the new guidance.

For those products and services where the Company’s performance obligation is satisfied at a point in time and for which there is no ongoing obligation, revenue is recognized upon delivery.  For those products and services where the Company satisfies its performance obligation over time as the product or service is being transferred to the customer, revenue is generally recognized using the output method as the products or services are delivered.

The Company has elected to apply the optional exemptions allowed under the new guidance whereby the Company is not required to disclose either the transaction price allocated to performance obligations that are unsatisfied as of the end of the period or an explanation as to when the Company expects to recognize the related revenue.  Such contracts generally include performance obligations that are contingent upon the closing of a real estate transaction or include variable consideration based on order volumes, and have remaining contract terms of generally less than three years.  The Company is eligible to apply the optional exemptions to its remaining performance obligations due to 1) the performance obligation is part of a contract that has an original duration of one year or less, 2) the associated revenue being recognized is based on the Company’s right to invoice for the value of the product or service delivered, 3) the associated variable consideration is being allocated entirely to wholly unsatisfied performance obligations or 4) immateriality.

The Company has also elected to apply the practical expedient allowed under the new guidance whereby it can disregard the impact to the transaction price of the effects of a significant financing component for arrangements where the Company expects the period between delivery of the product or service and customer payment to be one year or less.  In addition, the Company has elected to apply the practical expedient whereby it can recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period for the asset that the Company otherwise would have recognized is one year or less.

The Company records a contract asset, and recognizes revenue, upon delivery of certain products related to the closing of a real property transaction where the Company’s right to payment is subject to the closing of the real estate transaction.  The Company records a contract liability for payments received in advance of revenue recognition for certain products or services.  Contract assets and liabilities were not material at March 31, 2018.  Revenues recognized during the three months ended March 31, 2018 that were included in contract liabilities at the beginning of the period were not material.

For information about the Company’s revenues disaggregated by reportable segment see Note 15 Segment Information.

Note 3 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $7.7 billion and $7.5 billion at March 31, 2018 and December 31, 2017, respectively, of which $3.0 billion and $2.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.8 billion and $3.7 billion at March 31, 2018 and December 31, 2017, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  However, the Company could be held contingently liable for the disposition of these assets.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.5 billion and $2.6 billion at March 31, 2018 and December 31, 2017, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Note 4 – Debt and Equity Securities

Investments in debt securities, classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		Gains	Losses
March 31, 2018
U.S. Treasury bonds	$189,322	$602	$(3,146)	$186,778
Municipal bonds	1,104,512	6,013	(18,648)	1,091,877
Foreign government bonds	155,001	176	(2,151)	153,026
Governmental agency bonds	223,473	680	(4,471)	219,682
Governmental agency mortgage-backed securities	2,325,348	2,692	(33,744)	2,294,296
U.S. corporate debt securities	731,649	4,721	(10,054)	726,316
Foreign corporate debt securities	263,396	1,631	(2,892)	262,135
	$4,992,701	$16,515	$(75,106)	$4,934,110
December 31, 2017
U.S. Treasury bonds	$173,049	$2,199	$(1,250)	$173,998
Municipal bonds	1,031,146	12,185	(7,394)	1,035,937
Foreign government bonds	170,220	489	(1,221)	169,488
Governmental agency bonds	212,731	1,061	(2,322)	211,470
Governmental agency mortgage-backed securities	2,172,377	3,168	(16,588)	2,158,957
U.S. corporate debt securities	734,409	11,768	(2,962)	743,215
Foreign corporate debt securities	256,430	4,145	(956)	259,619
	$4,750,362	$35,015	$(32,693)	$4,752,684

Sales of debt securities resulted in realized gains of $0.7 million and $1.6 million, realized losses of $1.2 million and $3.2 million, and proceeds of $155.7 million and $154.4 million for the three months ended March 31, 2018 and 2017, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Gross unrealized losses on investments in debt securities are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2018
U.S. Treasury bonds	$109,820	$(2,009)	$38,554	$(1,137)	$148,374	$(3,146)
Municipal bonds	503,940	(6,441)	217,817	(12,207)	721,757	(18,648)
Foreign government bonds	93,606	(1,397)	13,963	(754)	107,569	(2,151)
Governmental agency bonds	97,136	(1,542)	93,289	(2,929)	190,425	(4,471)
Governmental agency mortgage-backed securities	976,932	(15,420)	766,336	(18,324)	1,743,268	(33,744)
U.S. corporate debt securities	383,413	(7,256)	56,030	(2,798)	439,443	(10,054)
Foreign corporate debt securities	154,534	(2,604)	5,959	(288)	160,493	(2,892)
	$2,319,381	$(36,669)	$1,191,948	$(38,437)	$3,511,329	$(75,106)
December 31, 2017
U.S. Treasury bonds	$78,605	$(511)	$37,498	$(739)	$116,103	$(1,250)
Municipal bonds	279,292	(1,714)	226,895	(5,680)	506,187	(7,394)
Foreign government bonds	98,942	(972)	6,678	(249)	105,620	(1,221)
Governmental agency bonds	55,707	(409)	93,737	(1,913)	149,444	(2,322)
Governmental agency mortgage-backed securities	671,871	(4,868)	774,959	(11,720)	1,446,830	(16,588)
U.S. corporate debt securities	171,817	(1,568)	60,724	(1,394)	232,541	(2,962)
Foreign corporate debt securities	81,525	(821)	5,697	(135)	87,222	(956)
	$1,437,759	$(10,863)	$1,206,188	$(21,830)	$2,643,947	$(32,693)

Based on the Company’s review of its debt securities in an unrealized loss position at March 31, 2018, it determined that the losses were primarily the result of changes in interest rates, which were considered to be temporary, rather than a deterioration in credit quality.  The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost. As such, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2018.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at March 31, 2018, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$37,530	$55,856	$44,730	$51,206	$189,322
Estimated fair value	$37,388	$54,931	$43,790	$50,669	$186,778
Municipal bonds
Amortized cost	$70,776	$293,994	$272,117	$467,625	$1,104,512
Estimated fair value	$70,767	$293,665	$269,827	$457,618	$1,091,877
Foreign government bonds
Amortized cost	$13,139	$113,211	$12,517	$16,134	$155,001
Estimated fair value	$13,143	$112,212	$12,430	$15,241	$153,026
Governmental agency bonds
Amortized cost	$31,347	$78,487	$65,136	$48,503	$223,473
Estimated fair value	$31,210	$76,941	$64,331	$47,200	$219,682
U.S. corporate debt securities
Amortized cost	$21,390	$321,444	$315,735	$73,080	$731,649
Estimated fair value	$21,431	$318,706	$312,509	$73,670	$726,316
Foreign corporate debt securities
Amortized cost	$18,674	$137,519	$94,093	$13,110	$263,396
Estimated fair value	$18,701	$136,902	$93,212	$13,320	$262,135
Total debt securities excluding mortgage-backed securities
Amortized cost	$192,856	$1,000,511	$804,328	$669,658	$2,667,353
Estimated fair value	$192,640	$993,357	$796,099	$657,718	$2,639,814
Total mortgage-backed securities
Amortized cost					$2,325,348
Estimated fair value					$2,294,296
Total debt securities
Amortized cost					$4,992,701
Estimated fair value					$4,934,110

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in equity securities are as follows:

	Cost	Estimated fair value
(in thousands)
March 31, 2018
Preferred stocks	$18,692	$18,238
Common stocks	405,633	441,239
	$424,325	$459,477
December 31, 2017
Preferred stocks	$19,233	$18,990
Common stocks	394,439	447,526
	$413,672	$466,516

The Company adopted new accounting guidance on January 1, 2018, which requires investments in equity securities with readily determinable fair values to be measured at fair value with changes in fair value recognized through net income.  See Note 1 Basis of Condensed Consolidated Financial Statements for further discussion of the new guidance.

Gains of $1.1 million and losses of $7.0 million resulting from changes in the fair values of equity securities were recognized for the three months ended March 31, 2018, of which, $46 thousand of unrealized gains and $7.0 million of unrealized losses were related to equity securities still held at March 31, 2018.  For the three months ended March 31, 2017, sales of equity securities resulted in realized gains of $1.8 million and realized losses of $0.1 million.

The composition of the investment portfolio at March 31, 2018, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
March 31, 2018
Debt securities:
U.S. Treasury bonds	$186,778	100.0	$—	—	$—	—	$186,778	100.0
Municipal bonds	1,012,141	92.7	59,627	5.5	20,109	1.8	1,091,877	100.0
Foreign government bonds	123,117	80.5	24,484	16.0	5,425	3.5	153,026	100.0
Governmental agency bonds	219,682	100.0	—	—	—	—	219,682	100.0
Governmental agency mortgage-backed securities	2,294,296	100.0	—	—	—	—	2,294,296	100.0
U.S. corporate debt securities	259,578	35.7	239,276	32.9	227,462	31.4	726,316	100.0
Foreign corporate debt securities	122,163	46.6	108,273	41.3	31,699	12.1	262,135	100.0
Total debt securities	4,217,755	85.5	431,660	8.7	284,695	5.8	4,934,110	100.0
Preferred stocks	—	—	13,369	73.3	4,869	26.7	18,238	100.0
Total	$4,217,755	85.2	$445,029	9.0	$289,564	5.8	$4,952,348	100.0

As of March 31, 2018, the estimated fair value of total debt securities included $164.7 million of bank loans, of which $152.8 million was non-investment grade; $101.2 million of high yield corporate debt securities, all of which was non-investment grade; and $83.8 million of emerging market debt securities, of which $10.6 million was non-investment grade.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio in an unrealized loss position at March 31, 2018, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
March 31, 2018
U.S. Treasury bonds	$148,374	100.0	$—	—	$—	—	$148,374	100.0
Municipal bonds	683,529	94.7	36,359	5.0	1,869	0.3	721,757	100.0
Foreign government bonds	80,575	74.9	23,833	22.2	3,161	2.9	107,569	100.0
Governmental agency bonds	190,425	100.0	—	—	—	—	190,425	100.0
Governmental agency mortgage-backed securities	1,743,268	100.0	—	—	—	—	1,743,268	100.0
U.S. corporate debt securities	195,799	44.6	172,175	39.2	71,469	16.2	439,443	100.0
Foreign corporate debt securities	74,495	46.4	69,761	43.5	16,237	10.1	160,493	100.0
Total	$3,116,465	88.8	$302,128	8.6	$92,736	2.6	$3,511,329	100.0

As of March 31, 2018, the estimated fair value of total debt securities in an unrealized loss position included $26.6 million of bank loans, of which $26.3 million was non-investment grade; $58.1 million of high yield corporate debt securities, all of which was non-investment grade; and $57.2 million of emerging market debt securities, of which $6.5 million was non-investment grade.

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

Note 5 – Goodwill

A summary of the changes in the carrying amount of goodwill, by operating segment, for the three months ended March 31, 2018, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2017	$1,066,240	$46,765	$1,113,005
Acquisitions	21,614	—	21,614
Foreign currency translation	(1,063)	—	(1,063)
Balance as of March 31, 2018	$1,086,791	$46,765	$1,133,556

The Company’s four reporting units for purposes of assessing goodwill for impairment are title insurance, home warranty, property and casualty insurance and trust and other services.  During the three months ended March 31, 2018, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	March 31, 2018	December 31, 2017
Finite-lived intangible assets:
Customer relationships	$97,300	$106,086
Noncompete agreements	11,139	11,509
Trademarks	9,203	9,229
Internal-use software licenses	22,534	28,956
Patents	2,840	2,840
	143,016	158,620
Accumulated amortization	(64,052)	(75,591)
	78,964	83,029
Indefinite-lived intangible assets:
Licenses	16,884	16,884
	$95,848	$99,913

Amortization expense for finite-lived intangible assets was $7.0 million and $6.2 million for the three months ended March 31, 2018 and 2017, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2018	$16,144
2019	$15,401
2020	$10,638
2021	$7,680
2022	$7,031
2023	$5,864

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 7 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Three months ended March 31,
(in thousands)	2018	2017
Balance at beginning of period	$1,028,933	$1,025,863
Provision related to:
Current year	90,970	99,408
Prior years	9,610	2,980
	100,580	102,388
Payments, net of recoveries, related to:
Current year	32,285	30,610
Prior years	72,329	83,404
	104,614	114,014
Other	(3,553)	(772)
Balance at end of period	$1,021,346	$1,013,465

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the three months ended March 31, 2018 and 2017.  The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.  The 4.0% rate for the first quarter of 2017 reflected the ultimate loss rate for the 2017 policy year and no change in the loss reserve estimates for prior policy years.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	March 31, 2018		December 31, 2017
Known title claims	$88,298	8.7%	$83,094	8.1%
Incurred but not reported claims	870,421	85.2%	875,724	85.1%
Total title claims	958,719	93.9%	958,818	93.2%
Non-title claims	62,627	6.1%	70,115	6.8%
Total loss reserves	$1,021,346	100.0%	$1,028,933	100.0%

Note 8 – Income Taxes

On December 22, 2017, comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law.  The Tax Reform Act amended the Internal Revenue Code to reduce U.S. tax rates and modify policies, credits and deductions for individuals and businesses.

Also, on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, which provided for a one-year measurement period that allows businesses time to evaluate the financial statement implications of the Tax Reform Act.  The measurement period allows businesses to gather the information necessary to prepare and analyze the tax accounting effects of the Tax Reform Act on financial statements issued during the measurement period.  The ultimate impact of the Tax Reform Act on the Company’s financial statements may differ, perhaps materially, from the amounts originally estimated due to further refinement of the Company’s calculations, changes in interpretations and assumptions the Company has made, guidance that may be issued by taxing authorities and regulatory bodies, and actions the Company may take as a result of the Tax Reform Act.  The Company anticipates completing its tax accounting for the Tax Reform Act during the measurement period, and will record and disclose any adjustments made to its initial estimates during that time frame.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 18.2% and 30.8% for the three months ended March 31, 2018 and 2017, respectively.  The Company’s effective tax rates differ from the statutory federal rates of 21% and 35% for 2018 and 2017, respectively, primarily due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contributions to pretax income, changes in the ratio of permanent differences to income before income taxes and the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense.

In connection with the Company’s June 2010 spin-off from its prior parent, the Company entered into a tax sharing agreement which governs the Company’s and its prior parent’s respective rights, responsibilities and obligations for certain tax related matters.  At March 31, 2018 and December 31, 2017, the Company had a net payable to its prior parent of $15.2 million and $15.0 million, respectively, related to tax matters prior to the spin-off.  This amount is included in the Company’s condensed consolidated balance sheets in accounts payable and accrued liabilities.  The increase during the current year was primarily the result of an additional accrual for tax matters prior to the spin-off.

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

As of March 31, 2018 and December 31, 2017, the liability for income taxes associated with uncertain tax positions was $12.8 million.  As of March 31, 2018 and December 31, 2017, the liability could be reduced by $3.7 million due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes.  The net amount of $9.1 million as of March 31, 2018 and December 31, 2017, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of March 31, 2018 and December 31, 2017, the Company had accrued $5.4 million and $5.3 million, respectively, of interest and penalties (net of tax benefits of $1.4 million) related to uncertain tax positions.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly increase or decrease within the next 12 months.  Any such change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions.  The primary non-federal jurisdictions are California, Canada, India and the United Kingdom.  During 2016, the Company concluded U.S. federal income tax examinations for calendar years 2005 through 2013.  The Company is generally no longer subject to U.S. federal, state and non-U.S. income tax examinations for years prior to 2005.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2017
Numerator
Net income attributable to the Company	$76,227	$58,282
Denominator
Basic weighted-average shares	112,232	111,179
Effect of dilutive employee stock options and restricted stock units (“RSUs”)	803	643
Diluted weighted-average shares	113,035	111,822
Net income per share attributable to the Company’s stockholders
Basic	$0.68	$0.52
Diluted	$0.67	$0.52

For the three months ended March 31, 2018, no RSUs had an antidilutive effect on weighted-average diluted common shares outstanding, and for the three months ended March 31, 2017, 131 thousand RSUs were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect. No stock options had an antidilutive effect on weighted-average diluted common shares outstanding for either period in the current year or in the prior year.

Note 10 – Employee Benefit Plans

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	Three Months Ended March 31,
(in thousands)	2018	2017
Expense:
Service costs	$130	$184
Interest costs	2,018	4,641
Expected return on plan assets	—	(2,370)
Amortization of net actuarial loss	1,205	6,933
Amortization of prior service credit	(1,045)	(1,211)
	$2,308	$8,177

The Company adopted new accounting guidance which requires the components of net periodic cost, other than the service cost component, to be included in other operating expenses in the Company’s condensed consolidated statements of income.  The change was applied retrospectively to the prior year, which resulted in a reclass of $8.0 million from personnel costs to other operating expenses.  For further information about the new guidance see Note 1 Basis of Condensed Consolidated Financial Statements.

Prior year net periodic cost includes costs related to the Company’s previously terminated defined benefit pension plans, for which the Company has no remaining obligation.

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

Assets measured at fair value on a recurring basis

The valuation techniques and inputs used by the Company to estimate the fair value of assets measured on a recurring basis are summarized as follows:

Debt securities

The fair values of debt securities were based on the market values obtained from independent pricing services that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established, independent broker-dealers.  The independent pricing services monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants.  The pricing services utilize the market approach in determining the fair value of the debt securities held by the Company.  The Company obtains an understanding of the valuation models and assumptions utilized by the services and has controls in place to determine that the values provided represent fair values.  The Company’s validation procedures include comparing prices received from the pricing services to quotes received from other third party sources for certain securities with market prices that are readily verifiable.  If the price comparison results in differences over a predefined threshold, the Company will assess the reasonableness of the changes relative to prior periods given the prevailing market conditions and assess changes in the issuers’ credit worthiness, performance of any underlying collateral and prices of the instrument relative to similar issuances.  To date, the Company has not made any material adjustments to the fair value measurements provided by the pricing services.

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of March 31, 2018 and December 31, 2017:

(in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2018
Assets:
Debt securities:
U.S. Treasury bonds	$186,778	$—	$186,778	$—
Municipal bonds	1,091,877	—	1,091,877	—
Foreign government bonds	153,026	—	153,026	—
Governmental agency bonds	219,682	—	219,682	—
Governmental agency mortgage-backed securities	2,294,296	—	2,294,296	—
U.S. corporate debt securities	726,316	—	710,198	16,118
Foreign corporate debt securities	262,135	—	260,623	1,512
	4,934,110	—	4,916,480	17,630
Equity securities:
Preferred stocks	18,238	18,238	—	—
Common stocks	441,239	441,239	—	—
	459,477	459,477	—	—
Total assets	$5,393,587	$459,477	$4,916,480	$17,630

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2017
Assets:
Debt securities:
U.S. Treasury bonds	$173,998	$—	$173,998	$—
Municipal bonds	1,035,937	—	1,035,937	—
Foreign government bonds	169,488	—	169,488	—
Governmental agency bonds	211,470	—	211,470	—
Governmental agency mortgage-backed securities	2,158,957	—	2,158,957	—
U.S. corporate debt securities	743,215	—	700,347	42,868
Foreign corporate debt securities	259,619	—	257,953	1,666
	4,752,684	—	4,708,150	44,534
Equity securities:
Preferred stocks	18,990	18,990	—	—
Common stocks	447,526	447,526	—	—
	466,516	466,516	—	—
Total assets	$5,219,200	$466,516	$4,708,150	$44,534

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2018 and 2017.  Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  For the three months ended March 31, 2018 and 2017, transfers between Level 2 and Level 3 were based on market liquidity and the related transparency of pricing and associated observable inputs for certain of the Company’s corporate debt securities.  The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

The following table presents a summary of the changes in the fair values of Level 3 assets, measured on a recurring basis, for the three months ended March 31, 2018 and 2017:

	March 31, 2018			March 31, 2017
(in thousands)	U.S. corporate debt securities	Foreign corporate debt securities	Total	U.S. corporate debt securities	Foreign corporate debt securities	Total
Fair value at beginning of period	$42,868	$1,666	$44,534	$46,665	$6,268	$52,933
Transfers into Level 3	1,580	—	1,580	1,715	224	1,939
Transfers out of Level 3	(28,523)	(916)	(29,439)	(33,174)	(3,485)	(36,659)
Net realized and unrealized gains (losses):
Included in earnings	38	2	40	29	5	34
Included in other comprehensive income (loss)	(64)	10	(54)	(114)	(17)	(131)
Purchases	4,823	1,496	6,319	3,958	1,223	5,181
Sales	(2,352)	(223)	(2,575)	(722)	(255)	(977)
Settlements	(2,252)	(523)	(2,775)	(4,923)	(1,101)	(6,024)
Fair value at end of period	$16,118	$1,512	$17,630	$13,434	$2,862	$16,296

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of March 31, 2018 and December 31, 2017:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
March 31, 2018
Assets:
Cash and cash equivalents	$1,176,618	$1,176,618	$1,176,618	$—	$—
Deposits with banks	$39,215	$39,033	$5,542	$33,491	$—
Notes receivable, net	$6,651	$6,316	$—	$—	$6,316
Liabilities:
Deposits	$3,161,706	$3,161,706	$3,161,706	$—	$—
Notes and contracts payable	$731,454	$742,937	$—	$739,782	$3,155

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2017
Assets:
Cash and cash equivalents	$1,387,226	$1,387,226	$1,387,226	$—	$—
Deposits with banks	$41,335	$41,259	$6,846	$34,413	$—
Notes receivable, net	$7,066	$6,798	$—	$—	$6,798
Liabilities:
Deposits	$3,070,566	$3,070,566	$3,070,566	$—	$—
Notes and contracts payable	$732,810	$755,670	$—	$751,827	$3,843

Note 12 – Share-Based Compensation

The following table presents compensation expense associated with the Company’s share-based compensation plans:

	Three Months Ended March 31,
(in thousands)	2018	2017
Expense:
RSUs	$18,526	$16,014
Stock options	—	67
Employee stock purchase plan	983	951
	$19,509	$17,032

The following table summarizes RSU activity for the three months ended March 31, 2018:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2017	1,411	$36.66
Granted during 2018	656	$56.75
Vested during 2018	(751)	$41.28
Forfeited during 2018	(6)	$40.10
Unvested at March 31, 2018	1,310	$44.04

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 13 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the three months ended March 31, 2018:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2017	$36,803	$(38,832)	$(65,460)	$(67,489)
Cumulative-effect adjustment, net of taxes (1)	(40,550)	—	—	(40,550)
Change in unrealized gains (losses) on debt securities	(60,914)	—	—	(60,914)
Change in foreign currency translation adjustment	—	(3,752)	—	(3,752)
Amortization of net actuarial loss	—	—	1,205	1,205
Amortization of prior service credit	—	—	(1,045)	(1,045)
Tax effect	14,118	—	(40)	14,078
Balance at March 31, 2018	$(50,543)	$(42,584)	$(65,340)	$(158,467)
Allocated to the Company	$(50,544)	$(42,584)	$(65,340)	$(158,468)
Allocated to noncontrolling interests	1	—	—	1
Balance at March 31, 2018	$(50,543)	$(42,584)	$(65,340)	$(158,467)

(1)

Upon adoption of new accounting guidance on January 1, 2018, the Company recognized a cumulative-effect adjustment to retained earnings for cumulative net unrealized gains related to its investments in equity securities.  See Note 1 Basis of Condensed Consolidated Financial Statements for further discussion of the new guidance.

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2018 and 2017:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended March 31, 2018
Pretax change before reclassifications	$(61,483)	$(3,752)	$—	$(65,235)
Reclassifications out of AOCI	569	—	160	729
Tax effect	14,118	—	(40)	14,078
Total other comprehensive income (loss), net of tax	$(46,796)	$(3,752)	$120	$(50,428)
Three Months Ended March 31, 2017
Pretax change before reclassifications	$39,624	$3,434	$—	$43,058
Reclassifications out of AOCI	8	—	5,722	5,730
Tax effect	(14,181)	—	(2,189)	(16,370)
Total other comprehensive income (loss), net of tax	$25,451	$3,434	$3,533	$32,418

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

(in thousands)	Amounts reclassified from AOCI		Affected line items in the condensed consolidated statements of income
	Three Months Ended March 31,
	2018	2017
Unrealized gains (losses) on securities:
Net realized gains (losses) on sales of securities (1)	$(569)	$(8)	Net realized investment losses
Pretax total	$(569)	$(8)
Tax effect	$132	$3
Pension benefit adjustment (2):
Amortization of net actuarial loss	$(1,205)	$(6,933)	Other operating expenses
Amortization of prior service credit	1,045	1,211	Other operating expenses
Pretax total	$(160)	$(5,722)
Tax effect	$40	$2,189

(1)

For the three months ended March 31, 2018, net realized losses of $0.6 million related to sales of debt securities classified as available-for-sale.  For the three months ended March 31, 2017, net realized losses of $8 thousand related to sales of debt and equity securities classified as available-for-sale.

(2)	These components of AOCI are components of net periodic cost. See Note 10 Employee Benefit Plans for additional details.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries overcharged or improperly charged fees for products and services, participated in the conveyance of illusory property interests, improperly handled property and casualty claims and gave items of value to builders and others as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

•	Chavez v. First American Specialty Insurance Company, filed on June 29, 2017 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Lennen v. First American Financial Corporation, et al., filed on May 19, 2016 and pending in the United States District Court for the Middle District of Florida,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017 and pending in the Superior Court of the State of California, County of Sacramento, and
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

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

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended March 31, 2018:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,185,467	$102,384	$28,117	$21,070
Specialty Insurance	113,384	9,898	1,592	2,531
Corporate	(1,182)	(19,217)	38	—
Eliminations	(281)	—	—	—
	$1,297,388	$93,065	$29,747	$23,601

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$434,152	$527,714	$186,023	$41,401	$(3,823)	$1,185,467
Specialty Insurance	109,726	—	2,901	2,588	(1,831)	113,384
	$543,878	$527,714	$188,924	$43,989	$(5,654)	$1,298,851

For the three months ended March 31, 2017:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,202,948	$98,245	$28,552	$30,393
Specialty Insurance	110,265	10,039	1,551	1,173
Corporate	4,117	(24,404)	44	—
Eliminations	(287)	—	—	—
	$1,317,043	$83,880	$30,147	$31,566

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$421,959	$574,582	$180,035	$26,616	$(244)	$1,202,948
Specialty Insurance	105,050	—	2,739	2,329	147	110,265
	$527,009	$574,582	$182,774	$28,945	$(97)	$1,313,213

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to the Company’s critical accounting estimates since the filing of its Annual Report on Form 10-K for the year ended December 31, 2017.  A summary of the Company’s accounting policies that it considers to be the most dependent on the application of estimates and assumptions can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued updated guidance intended to reduce diversity in practice by clarifying which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

In March 2017, the FASB issued updated guidance intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost through the disaggregation of the service cost component from the other components of net benefit cost.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company adopted this change in accounting principle at the beginning of 2018 and applied the change retrospectively to the prior year.  As a result, other components of net benefit cost totaling $8.0 million were reclassified from personnel costs to other operating expenses on the condensed consolidated statement of income for the three months ended March 31, 2017.  See Note 10 Employee Benefit Plans to the condensed consolidated financial statements for further information on the Company’s net periodic pension costs.

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

In January 2016, the FASB issued updated guidance intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  In addition to making other targeted improvements to current guidance, the updated guidance also requires all equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in the fair value recognized through net income.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company adopted this guidance at the beginning of 2018 and recognized cumulative net unrealized gains, net of taxes, of $40.6 million related to its investments in equity securities, previously classified as available-for-sale, through a cumulative-effect adjustment to retained earnings.  See Note 4 Debt and Equity Securities to the condensed consolidated financial statements for further discussion of the Company’s investments in equity securities.

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets.  The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of recognition.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  Revenue from insurance contracts is not within the scope of this guidance.  In August 2015, the FASB issued updated guidance which defers the effective date of this guidance by one year.  In 2016, the FASB issued additional updates to the new guidance primarily to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, accounting for licenses of intellectual property, and to provide narrow-scope improvements and additional practical expedients.  In February 2017, the FASB issued an additional update to the new guidance to clarify the scope of derecognition guidance for nonfinancial assets and to provide guidance for partial sales of nonfinancial assets.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company elected to adopt the new guidance under the modified retrospective approach, which, except for the disclosure requirements, did not have a material impact on its condensed consolidated financial statements.  See Note 2 Adoption of Revenue Guidance to the condensed consolidated financial statements for further information about the Company’s revenues within the scope of the new guidance.

Pending Accounting Pronouncements

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

The Company’s total revenues decreased $19.7 million, or 1.5%, in the first quarter of 2018 when compared with the first quarter of 2017.  This decrease was primarily attributable to a decrease in agent premiums of $46.9 million, or 8.2%, partially offset by an increase in direct premiums and escrow fees of $16.9 million, or 3.2%.  Agent premiums were down primarily due to the decline in refinance activity.  The increase in direct premiums and escrow fees attributable to the title insurance and services segment was $12.2 million, or 2.9%.  Direct premiums and escrow fees from residential purchase and commercial transactions increased $13.7 million and $6.7 million, or 7.7% and 4.5%, respectively, while direct premiums and escrow fees from residential refinance transactions decreased $8.9 million, or 15.3%, in the first quarter of 2018 when compared to the first quarter of 2017.

According to the Mortgage Bankers Association’s April 24, 2018 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 4.2% in the first quarter of 2018 when compared with the first quarter of 2017.  According to the MBA Forecast, the dollar amount of purchase originations increased 2.8% and refinance originations decreased 14.1%.  This volume of domestic residential mortgage origination activity contributed to an increase in direct premiums and escrow fees for the Company’s direct title operations of 7.7% from domestic residential purchase transactions and a 15.3% decrease in direct premiums and escrow fees from domestic refinance transactions in the first quarter of 2018 when compared with the first quarter of 2017.

During the first quarter of 2018, the level of domestic title orders opened per day by the Company’s direct title operations decreased 2.3% when compared with the first quarter of 2017.  Residential refinance open orders per day decreased 5.1%, while purchase open orders per day increased 2.5%.  Commercial open orders per day were essentially flat when compared to the first quarter of 2017.

The Company adopted new accounting guidance on January 1, 2018, which requires investments in equity securities with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income.  Previously, changes in the fair value were recognized through accumulated other comprehensive loss on the condensed consolidated balance sheets.  Beginning in the first quarter of 2018, the Company recorded changes in the fair values of its equity securities as a component of net realized investment losses on the condensed consolidated statements of income.  See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements for further discussion of the new guidance.

On December 22, 2017, comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law.  The Tax Reform Act amended the Internal Revenue Code to reduce U.S. tax rates and modify policies, credits and deductions for individuals and businesses.  The changes resulting from the Tax Reform Act are broad and complex and will require additional analysis, but the Company expects that the Tax Reform Act will continue to have an overall favorable impact on its effective tax rate.

In addition, the Company continues to monitor developments in its regulatory environment.  Currently, federal officials are discussing various potential changes to laws and regulations that could impact the Company’s businesses, including changes to the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the reform of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac).  In addition, the Tax Reform Act included changes that could affect the real estate and mortgage markets, including changes to the mortgage interest deduction, the increase in the standard deduction (which limits the benefit of itemizing and deducting mortgage interest separately) and the limitation of state and local tax deductions, among others.  The extent of the impact of the Tax Reform Act on volumes of real estate transactions and mortgage originations is not currently known.  Other changes in these areas, and more generally in the regulatory environment in which the Company and its customers operate, could similarly impact the volume of mortgage originations in the United States and the Company’s competitive position and results of operations.

Title Insurance and Services

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change
Revenues
Direct premiums and escrow fees	$434,152	$421,959	$12,193	2.9%
Agent premiums	527,714	574,582	(46,868)	(8.2)
Information and other	186,023	180,035	5,988	3.3
Net investment income	41,401	26,616	14,785	55.5
Net realized investment losses	(3,823)	(244)	(3,579)	NM [1]
	1,185,467	1,202,948	(17,481)	(1.5)
Expenses
Personnel costs	393,626	384,836	8,790	2.3
Premiums retained by agents	416,637	453,926	(37,289)	(8.2)
Other operating expenses	190,849	183,271	7,578	4.1
Provision for policy losses and other claims	38,480	39,861	(1,381)	(3.5)
Depreciation and amortization	28,117	28,552	(435)	(1.5)
Premium taxes	14,389	13,848	541	3.9
Interest	985	409	576	140.8
	1,083,083	1,104,703	(21,620)	(2.0)
Income before income taxes	$102,384	$98,245	$4,139	4.2%
Pretax margins	8.6%	8.2%	0.4%	4.9%

(1)	Not meaningful

Direct premiums and escrow fees were $434.2 million for the three months ended March 31, 2018, an increase of $12.2 million, or 2.9%, when compared with the same period of the prior year.  The increase was primarily due to an increase in the average revenues per order closed, partially offset by a decrease in the domestic title orders closed.  The average revenues per order closed was $2,303 for the three months ended March 31, 2018, an increase of 13.2% when compared with $2,035 for the three months ended March 31, 2017.  The quarter over quarter increase in average revenues per order closed was primarily attributable to a shift in the mix of direct revenues from lower premium residential refinance and default products to higher premium commercial and residential purchase products, higher average revenue per order from commercial transactions, and higher residential real estate values.  The Company’s direct title operations closed 173,600 domestic title orders during the three months ended March 31, 2018, a decrease of 9.3% when compared with 191,300 domestic title orders closed during the same period of the prior year.  Domestic residential refinance orders closed per day decreased by 17.4%, while domestic residential purchase orders closed per day increased by 1.2%.

Agent premiums were $527.7 million for the three months ended March 31, 2018, a decrease of $46.9 million, or 8.2%, when compared with the same period of the prior year.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.  As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums.  Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity.  The decrease in agent premiums for the three months ended March 31, 2018 is generally consistent with the 0.6% decrease in the Company’s direct premiums and escrow fees in the fourth quarter of 2017 as compared with the fourth quarter of 2016.

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

Information and other revenues were $186.0 million for the three months ended March 31, 2018, an increase of $6.0 million, or 3.3%, when compared with the same period of the prior year.  The increase was driven by recent acquisitions.  Excluding the $12.2 million impact of new acquisitions for the three months ended March 31, 2018, information and other revenues decreased $6.2 million, or 3.4%, when compared with the same period of the prior year.  The decline in information and other revenues for the three months ended March 31, 2018, adjusted for the impact of acquisitions, was primarily due to lower demand for the Company’s default information products and services driven by lower loss mitigation activities and foreclosure volumes, and lower demand for the Company’s fulfillment services, loan review services and commercial due diligence services driven by a decrease in mortgage origination volume.

Net investment income totaled $41.4 million for the three months ended March 31, 2018, an increase of $14.8 million, or 55.5%, when compared with the same period of the prior year.  The increase was primarily attributable to the increase in short-term interest rates which drove higher interest income in the Company’s cash balances and investment portfolio.

Net realized investment losses totaled $3.8 million for the three months ended March 31, 2018 and were primarily from the decrease in the fair value of equity securities, partially offset by a gain from the sale of real estate.  Net realized investment losses totaled $0.2 million for the three months ended March 31, 2017 and were primarily from the sales of debt and equity securities.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs.  This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $393.6 million for the three months ended March 31, 2018, an increase of $8.8 million, or 2.3%, when compared with the same period of the prior year.  The increase was driven by recent acquisitions. Excluding the $9.0 million impact of new acquisitions for the three months ended March 31, 2018, personnel costs decreased $0.2 million, or were essentially flat, when compared with the same period of the prior year.  The minor decrease, adjusted for the impact of new acquisitions, was primarily attributable to lower employee benefits costs, severance costs and temporary labor costs, mostly offset by higher incentive compensation and share-based compensation costs.

Agents retained $416.6 million of title premiums generated by agency operations for the three months ended March 31, 2018, which compares with $453.9 million for the same period of the prior year.  The percentage of title premiums retained by agents was 79.0% for the three months ended March 31, 2018 and 2017.

Other operating expenses for the title insurance and services segment were $190.8 million for the three months ended March 31, 2018, an increase of $7.6 million, or 4.1%, when compared with the same period of the prior year.  The increase was primarily driven by recent acquisitions.  Excluding the $4.7 million impact of new acquisitions for the three months ended March 31, 2018, other operating expenses increased $2.9 million, or 1.6%, when compared with the same period of the prior year.  The increase, adjusted for the impact of new acquisitions, was primarily attributable to higher foreign exchange losses, higher professional services expense and costs associated with the exit of an office, partially offset by lower bad debt expense, lower equipment lease expense and small decreases across a number of expense categories.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 4.0% for the three months ended March 31, 2018 and 2017.  The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.  The 4.0% rate for the first quarter of 2017 reflected the ultimate loss rate for the 2017 policy year and no change in the loss reserve estimates for prior policy years.

Depreciation and amortization expense was $28.1 million for the three months ended March 31, 2018, a decrease of $0.4 million, or 1.5%, when compared with the same period of the prior year.  The decrease was primarily attributable to accelerated amortization of internally developed software in the prior year, partially offset by an increase in amortization expense from recent acquisitions.

Premium taxes were $14.4 million and $13.8 million for the three months ended March 31, 2018 and 2017, respectively.  Premium taxes as a percentage of title insurance premiums and escrow fees were 1.5% and 1.4% for the three months ended March 31, 2018 and 2017, respectively.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase.  Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity.  Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations.  Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  Pretax margins for the three months ended March 31, 2018 and 2017 were 8.6% and 8.2%, respectively.

Specialty Insurance

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change
Revenues
Direct premiums	$109,726	$105,050	$4,676	4.5%
Information and other	2,901	2,739	162	5.9
Net investment income	2,588	2,329	259	11.1
Net realized investment (losses) gains	(1,831)	147	(1,978)	NM [1]
	113,384	110,265	3,119	2.8
Expenses
Personnel costs	18,752	17,263	1,489	8.6
Other operating expenses	19,417	17,285	2,132	12.3
Provision for policy losses and other claims	62,100	62,527	(427)	(0.7)
Depreciation and amortization	1,592	1,551	41	2.6
Premium taxes	1,625	1,600	25	1.6
	103,486	100,226	3,260	3.3
Income before income taxes	$9,898	$10,039	$(141)	(1.4)%
Pretax margins	8.7%	9.1%	(0.4)%	(4.4)%

(1)	Not meaningful

Direct premiums were $109.7 million for the three months ended March 31, 2018, an increase of $4.7 million, or 4.5%, when compared with the same period of the prior year.  The increase was attributable to higher premiums earned in the home warranty business driven by an increase in the number of home warranty residential service contracts issued and an increase in the average prices charged per contract.

Net realized investment losses totaled $1.8 million for the three months ended March 31, 2018 and were primarily from the decrease in the fair value of equity securities.  Net realized investment gains totaled $0.1 million for the three months ended March 31, 2017 and were from the sales of debt securities.

Personnel costs and other operating expenses were $38.2 million and $34.5 million for the three months ended March 31, 2018 and 2017, respectively, an increase of $3.6 million, or 10.5%. The increase was primarily attributable to higher salary expense due to higher average headcount, higher allocations related to corporate shared services and small increases across a number of expense categories.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 48.1% and 49.8% for the three months ended March 31, 2018 and 2017, respectively.  The decrease in the claims rate was primarily attributable to lower claims frequency, partially offset by an increase in claims severity.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 79.4% and 82.2% for the three months ended March 31, 2018 and 2017, respectively.  The decrease in the claims rate was primarily attributable to lower claims frequency and a decline in weather-related loss events, partially offset by an increase in claims severity.

Premium taxes were $1.6 million for the three months ended March 31, 2018 and 2017.  Premium taxes as a percentage of specialty insurance segment premiums were 1.5% for the three months ended March 31, 2018 and 2017.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal.  With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations.  Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Pretax margins for the three months ended March 31, 2018 and 2017 were 8.7% and 9.1%, respectively.

Corporate

	Three Months Ended March 31,
(in thousands, except percentages)	2018	2017	$ Change	% Change
Revenues
Net investment (expense) income	$(1,182)	$4,117	$(5,299)	(128.7)%
	(1,182)	4,117	(5,299)	(128.7)
Expenses
Personnel costs	1,264	5,038	(3,774)	(74.9)
Other operating expenses	8,480	15,111	(6,631)	(43.9)
Depreciation and amortization	38	44	(6)	(13.6)
Interest	8,253	8,328	(75)	(0.9)
	18,035	28,521	(10,486)	(36.8)
Loss before income taxes	$(19,217)	$(24,404)	$5,187	21.3%

Net investment expense totaled $1.2 million and net investment income totaled $4.1 million for the three months ended March 31, 2018 and 2017, respectively.  The decrease in net investment income for the three months ended March 31, 2018 was primarily attributable to lower earnings on investments in the Company’s deferred compensation plan when compared to the same period of 2017.

Corporate personnel costs and other operating expenses were $9.7 million and $20.1 million for the three months ended March 31, 2018 and 2017, respectively.  The decrease was primarily attributable to lower expense related to the Company’s defined benefit pension plans due to the Company completing the termination of its plans during the third quarter of 2017 and lower expense related to the Company’s deferred compensation plan.

Eliminations

The Company’s inter-segment eliminations were not material for the three months ended March 31, 2018 and 2017.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 18.2% and 30.8% for the three months ended March 31, 2018 and 2017, respectively.  The difference in the effective tax rates is primarily due to the reduction of the federal income tax rate from 35% to 21% as a result of the Tax Reform Act.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three months ended March 31, 2018 and 2017 was $76.2 million and $58.1 million, respectively.  Net income attributable to the Company for the three months ended March 31, 2018 and 2017 was $76.2 million and $58.3 million, or $0.67 and $0.52 per diluted share, respectively.

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

Cash provided by operating activities totaled $43.2 million and $6.1 million for the three months ended March 31, 2018 and 2017, respectively, after claim payments, net of recoveries, of $104.6 million and $114.0 million, respectively.  The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2018 and 2017 were purchases of debt and equity securities, capital expenditures and dividends to common stockholders, and, for the three months ended March 31, 2018, business acquisitions.  The most significant nonoperating sources of cash and cash equivalents for the three months ended March 31, 2018 and 2017 were proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations.  The net effect of all activities on total cash and cash equivalents was a decrease of $210.6 million and an increase of $41.3 million for the three months ended March 31, 2018 and 2017, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In March 2018, the Company paid a first quarter cash dividend of 38 cents per common share.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.4 million remained as of March 31, 2018.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  The Company did not repurchase any shares of its common stock during the three months ended March 31, 2018 and, as of March 31, 2018, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.6 million.

Holding Company.     First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries.  The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses.  The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements.  The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements.  At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received.  Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders.  As of March 31, 2018, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2018, without prior approval from applicable regulators, was dividends of $330.5 million and loans and advances of $95.9 million.  However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies.  Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

The Tax Reform Act amends the Internal Revenue Code to reduce U.S. tax rates and modify policies, credits and deductions for individuals and businesses.  While the changes resulting from the Tax Reform Act are broad and complex and will require additional analysis, the Company expects that the Tax Reform Act will continue to have an overall favorable impact on its effective tax rate resulting in less cash required for tax payments in future periods.  In addition, the Tax Reform Act moves the U.S. to a partial territorial tax system, which as a result, will reduce the tax costs associated with future distributions of earnings from foreign subsidiaries.

As of March 31, 2018, the holding company’s sources of liquidity included $181.4 million of cash and cash equivalents and $540.0 million available on the Company’s revolving credit facility.  Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto.  The credit agreement is comprised of a $700.0 million revolving credit facility.  Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019.  The obligations of the Company under the credit agreement are neither secured nor guaranteed.  Proceeds under the credit agreement may be used for general corporate purposes.  At March 31, 2018, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 3.63%.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.  Upon the occurrence of an event of default the lenders may accelerate the loans.  Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate.  As of March 31, 2018, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities.  In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources.  During the three months ended March 31, 2018, the Company financed securities for funds received totaling $5.0 million under these agreements.  As of March 31, 2018, no amounts remained outstanding under these agreements.

In addition to being a party to master repurchase agreements the Company’s federal savings bank subsidiary, First American Trust, FSB, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with correspondent institutions.  As of March 31, 2018, no amounts remained outstanding under any of these facilities.

Notes and contracts payable as a percentage of total capitalization was 17.4% at March 31, 2018 and December 31, 2017.

Investment Portfolio.   The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries.  As of March 31, 2018, 91% of the Company’s investment portfolio consisted of fixed income securities, of which 60% were United States government-backed or rated AAA and 94% were rated or classified as investment grade.  Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.  For further information on the credit quality of the Company’s investment portfolio at March 31, 2018, see Note 4 Debt and Equity Securities to the condensed consolidated financial statements.

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $7.7 billion and $7.5 billion at March 31, 2018 and December 31, 2017, respectively, of which $3.0 billion and $2.9 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.8 billion and $3.7 billion at March 31, 2018 and December 31, 2017, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.5 billion and $2.6 billion at March 31, 2018 and December 31, 2017, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments.  Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments on any significant scale to hedge these risks.

There have been no material changes in the Company’s market risks since the filing of its Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of March 31, 2018, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries overcharged or improperly charged fees for products and services, participated in the conveyance of illusory property interests, improperly handled property and casualty claims and gave items of value to builders and others as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

•	Chavez v. First American Specialty Insurance Company, filed on June 29, 2017 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Kaufman v. First American Financial Corporation, et al., filed on December 21, 2007 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Lennen v. First American Financial Corporation, et al., filed on May 19, 2016 and pending in the United States District Court for the Middle District of Florida,
•	Sjobring v. First American Financial Corporation, et al., filed on February 25, 2005 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017 and pending in the Superior Court of the State of California, County of Sacramento, and
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

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

8. Changes in certain laws and regulations, and in the regulatory environment in which the Company operates, could adversely affect the Company

Federal officials are currently discussing various potential changes to laws and regulations that could impact the Company’s businesses, including changes to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the reform of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac).  Changes in these areas, and more generally in the regulatory environment in which the Company and its customers operate, could adversely impact the volume of mortgage originations in the United States and the Company’s competitive position and results of operations.

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

13. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $119.0 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

16. Systems damage, failures, interruptions and intrusions, and unauthorized data disclosures may disrupt the Company’s business, harm the Company’s reputation, result in material claims for damages or otherwise adversely affect the Company

The Company uses computer systems and other technologies (collectively referred to as “systems”), some of which it owns and manages and some of which are owned and/or managed by third parties, including providers of distributed computing infrastructure platforms commonly known as the “cloud.”  The Company and its agents, suppliers and customers use these systems to receive, process, store and transmit business information, including highly sensitive non-public personal information as well as data from suppliers and other information upon which the Company’s business relies.  The Company also uses these systems to manage substantial cash, investment assets, bank deposits, trust assets and escrow account balances on behalf of itself and its customers, among other activities.  Many of the Company’s products, services and solutions involving the use of real property related data are fully reliant on these systems and are only available electronically.  Accordingly, for a variety of reasons, the integrity of these systems and the protection of the information that resides thereon are critically important to the Company’s successful operation.

These systems have been subject to, and are likely to continue to be the target of, computer viruses, cyber attacks, phishing attacks and other malicious activity. These attacks have increased in frequency and sophistication in recent years.  Further, certain other potential causes of system damage or other negative system-related events are wholly or partially beyond the Company’s control, such as natural disasters, vendor failures to satisfy service level requirements and power or telecommunications failures.  These incidents, regardless of their underlying causes, could expose the Company to system-related damages, failures, interruptions, and other negative events or could otherwise disrupt the Company’s business and could also result in the loss or unauthorized release, gathering, monitoring or destruction of confidential, proprietary and other information pertaining to the Company, its customers, employees, agents or suppliers.

Certain laws and contracts the Company has entered into require it to notify various parties, including consumers or customers, in the event of certain actual or potential data breaches or systems failures.  These notifications can result, among other things, in the loss of customers, lawsuits, adverse publicity, diversion of management’s time and energy, the attention of regulatory authorities, fines and disruptions in sales.  Further, the Company’s financial institution customers have obligations to safeguard their systems and sensitive information and the Company may be bound contractually and/or by regulation to comply with the same requirements. If the Company fails to comply with applicable regulations and contractual requirements, it could be exposed to lawsuits, governmental proceedings or the imposition of fines, among other consequences.

Accordingly, any inability to prevent or adequately respond to the issues described above could disrupt the Company’s business, inhibit its ability to retain existing customers or attract new customers and/or result in financial losses, litigation, increased costs or other adverse consequences that could be material to the Company.

17. The Company’s increased automation of processes could result in increased title claims or otherwise adversely affect the Company

In an effort to speed the delivery of its products, increase efficiency, improve quality and decrease risk, the Company and its agents increasingly are employing computer systems and algorithms to automate various processes, including certain processes related to the search and examination of information in connection with the issuance of title insurance policies.  Risks from process automation include those associated with potential defects in the design and development of the algorithms or other technologies used to automate the process, misapplication of those technologies and the reliance on data that may prove inadequate.  As a result of these risks the Company could experience increased claims, reputational damage or other adverse effects, which could be material to the Company.

18. Technological developments could change the way real estate transactions are conducted and related documents are processed in a manner that adversely affects the Company

Significant efforts are being made to transform through technology and other methods the manner in which real estate transactions are conducted, including the method for verifying the identies of the parties to a transaction; the process by which instruments and other documents are prepared, delivered, executed, authenticated and registered; the method by which collateral is valued and the interest in collateral is secured; and the process to protect the security of the transaction.  These efforts, and the manner in which the Company, its agents and other industry participants respond to them, could require significant additional investment by the Company, could lead to a reduction in market share or profitability or could otherwise have an adverse effect on the Company.

19. Errors and fraud involving the transfer of funds may adversely affect the Company

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

21. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds.  If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders.  Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited.  As of March 31, 2018, under such regulations, the maximum amount available in 2018 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $330.5 million and loans and advances of $95.9 million.

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

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K dated June 1, 2010.

3.2	Bylaws of First American Financial Corporation, effective as of August 16, 2017.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K dated August 16, 2017.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.

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

Date: April 26, 2018