Form 10-Q
period 2018-06-30
First American Financial Corp
filed 2018-07-26
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

On July 20, 2018, there were 111,658,912 shares of common stock outstanding.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$1,226,510	$1,387,226
Accounts and accrued income receivable, net	348,621	311,084
Income taxes receivable	35,776	38,673
Investments:
Deposits with banks	40,991	41,335
Debt securities, includes pledged securities of $105,248 and $108,427	5,119,843	4,752,684
Equity securities	438,695	466,516
Other investments	116,582	117,768
	5,716,111	5,378,303
Secured financings receivable	96,148	—
Property and equipment, net	446,290	439,569
Title plants and other indexes	573,069	568,452
Deferred income taxes	22,803	22,803
Goodwill	1,166,976	1,113,005
Other intangible assets, net	104,258	99,913
Other assets	222,834	214,194
	$9,959,396	$9,573,222
Liabilities and Equity
Deposits	$3,298,160	$3,070,566
Accounts payable and accrued liabilities	770,660	793,157
Deferred revenue	239,528	240,822
Reserve for known and incurred but not reported claims	1,022,928	1,028,933
Income taxes payable	5,032	4,602
Deferred income taxes	219,307	219,307
Secured financings payable	96,166	—
Notes and contracts payable	736,393	732,810
	6,388,174	6,090,197
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—111,658 shares and 110,925 shares	1	1
Additional paid-in capital	2,254,253	2,236,351
Retained earnings	1,496,638	1,311,112
Accumulated other comprehensive loss	(181,369)	(67,509)
Total stockholders’ equity	3,569,523	3,479,955
Noncontrolling interests	1,699	3,070
Total equity	3,571,222	3,483,025
	$9,959,396	$9,573,222

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Direct premiums and escrow fees	$661,582	$641,080	$1,205,460	$1,168,089
Agent premiums	559,004	554,028	1,086,718	1,128,610
Information and other	208,752	201,851	397,410	384,360
Net investment income	56,334	39,609	99,126	72,649
Net realized investment gains (losses)	5,485	17,861	(169)	17,764
	1,491,157	1,454,429	2,788,545	2,771,472
Expenses
Personnel costs	448,974	436,441	862,616	843,578
Premiums retained by agents	439,550	435,771	856,187	889,697
Other operating expenses	228,935	230,791	447,415	446,193
Provision for policy losses and other claims	113,619	110,958	214,199	213,346
Depreciation and amortization	31,058	30,145	60,805	60,292
Premium taxes	17,049	17,179	33,063	32,627
Interest	10,004	8,990	19,227	17,705
	1,289,189	1,270,275	2,493,512	2,503,438
Income before income taxes	201,968	184,154	295,033	268,034
Income taxes	46,877	62,259	63,770	88,070
Net income	155,091	121,895	231,263	179,964
Less: Net loss attributable to noncontrolling interests	(49)	(362)	(104)	(575)
Net income attributable to the Company	$155,140	$122,257	$231,367	$180,539
Net income per share attributable to the Company's stockholders (Note 9):
Basic	$1.38	$1.10	$2.06	$1.62
Diluted	$1.37	$1.09	$2.05	$1.61
Cash dividends declared per share	$0.38	$0.34	$0.76	$0.68
Weighted-average common shares outstanding (Note 9):
Basic	112,556	111,549	112,406	111,374
Diluted	113,117	112,199	113,093	112,026

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$155,091	$121,895	$231,263	$179,964
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	(12,475)	12,634	(59,271)	38,085
Foreign currency translation adjustment	(10,545)	8,709	(14,297)	12,143
Pension benefit adjustment	119	3,637	239	7,170
Total other comprehensive income (loss), net of tax	(22,901)	24,980	(73,329)	57,398
Comprehensive income	132,190	146,875	157,934	237,362
Less: Comprehensive loss attributable to noncontrolling interests	(49)	(362)	(123)	(568)
Comprehensive income attributable to the Company	$132,239	$147,237	$158,057	$237,930

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2017	110,925	$1	$2,236,351	$1,311,112	$(67,509)	$3,479,955	$3,070	$3,483,025
Cumulative-effect adjustment (Note 1)	—	—	—	40,550	(40,550)	—	—	—
Net income (loss) for six months ended June 30, 2018	—	—	—	231,367	—	231,367	(104)	231,263
Dividends on common shares	—	—	—	(84,717)	—	(84,717)	—	(84,717)
Shares issued in connection with share-based compensation plans	733	—	(9,555)	(1,674)	—	(11,229)	—	(11,229)
Share-based compensation	—	—	27,135	—	—	27,135	—	27,135
Net activity related to noncontrolling interests	—	—	322	—	—	322	(1,248)	(926)
Other comprehensive loss (Note 13)	—	—	—	—	(73,310)	(73,310)	(19)	(73,329)
Balance at June 30, 2018	111,658	$1	$2,254,253	$1,496,638	$(181,369)	$3,569,523	$1,699	$3,571,222

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$231,263	$179,964
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	214,199	213,346
Depreciation and amortization	60,805	60,292
Amortization of premiums and accretion of discounts on debt securities, net	13,451	16,666
Net realized investment losses (gains)	169	(17,764)
Share-based compensation	27,135	24,580
Equity in earnings of affiliates, net	(708)	(3,447)
Dividends from equity method investments	1,774	5,562
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(213,538)	(225,849)
Net change in income tax accounts	20,560	104,656
Increase in accounts and accrued income receivable	(36,700)	(18,411)
Decrease in accounts payable and accrued liabilities	(59,871)	(92,662)
(Decrease) increase in deferred revenue	(1,149)	2,468
Other, net	(3,290)	(14,797)
Cash provided by operating activities	254,100	234,604
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(73,757)	(3,933)
Net (increase) decrease in deposits with banks	(757)	110
Purchases of debt and equity securities	(1,166,788)	(1,029,861)
Proceeds from sales of debt and equity securities	470,670	499,526
Proceeds from maturities of debt securities	282,754	276,843
Net change in other investments	563	2,105
Advances under secured financing agreements	(580,162)	—
Collections of secured financings receivable	553,632	—
Capital expenditures	(55,720)	(69,553)
Proceeds from sales of property and equipment	1,624	9,013
Cash used for investing activities	(567,941)	(315,750)
Cash flows from financing activities:
Net change in deposits	227,594	318,318
Borrowings under secured financing agreements	579,871	—
Repayments of secured financings payable	(553,513)	—
Repayments of notes and contracts payable	(2,681)	(2,660)
Net activity related to noncontrolling interests	(920)	(879)
Net payments in connection with share-based compensation plans	(11,229)	(2,167)
Cash dividends	(84,717)	(75,099)
Cash provided by financing activities	154,405	237,513
Effect of exchange rate changes on cash	(1,280)	4,259
Net (decrease) increase in cash and cash equivalents	(160,716)	160,626
Cash and cash equivalents—Beginning of period	1,387,226	1,006,138
Cash and cash equivalents—End of period	$1,226,510	$1,166,764
Supplemental information:
Cash paid (received) during the period for:
Interest	$18,591	$16,811
Premium taxes	$42,840	$41,652
Income taxes, less refunds of $18 and $51,904	$42,456	$(16,696)

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

In March 2017, the FASB issued updated guidance intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost through the disaggregation of the service cost component from the other components of net benefit cost.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company adopted this change in accounting principle at the beginning of 2018 and applied the change retrospectively to the prior year.  As a result, other components of net benefit cost totaling $8.0 million and $16.0 million were reclassified from personnel costs to other operating expenses on the condensed consolidated statements of income for the three and six months ended June 30, 2017, respectively.  See Note 10 Employee Benefit Plans for further information on the Company’s net periodic pension costs.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

In January 2016, the FASB issued updated guidance intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  In addition to making other targeted improvements to current guidance, the updated guidance also requires all equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in the fair value recognized through net income.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company adopted this guidance at the beginning of 2018 and recognized cumulative net unrealized gains, net of taxes, of $40.6 million related to its investments in equity securities, previously classified as available-for-sale, through a cumulative-effect adjustment to retained earnings.  Changes in the fair values of these investments are reflected in net realized investment gains/losses on the Company’s condensed consolidated statements of income. See Note 4 Debt and Equity Securities for further discussion of the Company’s investments in equity securities.

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

The Company records a contract asset, and recognizes revenue, upon delivery of certain products related to the closing of a real property transaction where the Company’s right to payment is subject to the closing of the real estate transaction.  The Company records a contract liability for payments received in advance of revenue recognition for certain products or services.  Contract assets and liabilities were not material at June 30, 2018.  Revenues recognized during the three and six months ended June 30, 2018 that were included in contract liabilities at the beginning of the period were not material.

For information about the Company’s revenues disaggregated by reportable segment see Note 16 Segment Information.

Note 3 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $8.7 billion and $7.5 billion at June 30, 2018 and December 31, 2017, respectively, of which $3.2 billion and $2.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.7 billion at June 30, 2018 and December 31, 2017.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.5 billion and $2.6 billion at June 30, 2018 and December 31, 2017, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Note 4 – Debt and Equity Securities

Investments in debt securities, classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		Gains	Losses
June 30, 2018
U.S. Treasury bonds	$172,266	$512	$(3,058)	$169,720
Municipal bonds	1,106,608	5,841	(18,014)	1,094,435
Foreign government bonds	148,289	305	(2,674)	145,920
Governmental agency bonds	262,355	463	(5,798)	257,020
Governmental agency mortgage-backed securities	2,475,714	2,985	(39,449)	2,439,250
U.S. corporate debt securities	761,229	2,332	(14,637)	748,924
Foreign corporate debt securities	268,118	862	(4,406)	264,574
	$5,194,579	$13,300	$(88,036)	$5,119,843
December 31, 2017
U.S. Treasury bonds	$173,049	$2,199	$(1,250)	$173,998
Municipal bonds	1,031,146	12,185	(7,394)	1,035,937
Foreign government bonds	170,220	489	(1,221)	169,488
Governmental agency bonds	212,731	1,061	(2,322)	211,470
Governmental agency mortgage-backed securities	2,172,377	3,168	(16,588)	2,158,957
U.S. corporate debt securities	734,409	11,768	(2,962)	743,215
Foreign corporate debt securities	256,430	4,145	(956)	259,619
	$4,750,362	$35,015	$(32,693)	$4,752,684

Sales of debt securities resulted in realized gains of $0.7 million and $1.3 million, realized losses of $2.6 million and $3.8 million, and proceeds of $186.6 million and $342.3 million for the three and six months ended June 30, 2018, respectively, and realized gains of $1.3 million and $2.9 million, realized losses of $0.3 million and $3.5 million, and proceeds of $139.6 million and $294.0 million for the three and six months ended June 30, 2017, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Gross unrealized losses on investments in debt securities are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2018
U.S. Treasury bonds	$111,297	$(1,927)	$34,287	$(1,131)	$145,584	$(3,058)
Municipal bonds	473,525	(5,656)	227,275	(12,358)	700,800	(18,014)
Foreign government bonds	72,240	(1,265)	35,537	(1,409)	107,777	(2,674)
Governmental agency bonds	118,367	(2,185)	116,299	(3,613)	234,666	(5,798)
Governmental agency mortgage-backed securities	1,079,083	(19,034)	757,050	(20,415)	1,836,133	(39,449)
U.S. corporate debt securities	511,761	(11,007)	60,723	(3,630)	572,484	(14,637)
Foreign corporate debt securities	179,776	(3,833)	21,263	(573)	201,039	(4,406)
	$2,546,049	$(44,907)	$1,252,434	$(43,129)	$3,798,483	$(88,036)
December 31, 2017
U.S. Treasury bonds	$78,605	$(511)	$37,498	$(739)	$116,103	$(1,250)
Municipal bonds	279,292	(1,714)	226,895	(5,680)	506,187	(7,394)
Foreign government bonds	98,942	(972)	6,678	(249)	105,620	(1,221)
Governmental agency bonds	55,707	(409)	93,737	(1,913)	149,444	(2,322)
Governmental agency mortgage-backed securities	671,871	(4,868)	774,959	(11,720)	1,446,830	(16,588)
U.S. corporate debt securities	171,817	(1,568)	60,724	(1,394)	232,541	(2,962)
Foreign corporate debt securities	81,525	(821)	5,697	(135)	87,222	(956)
	$1,437,759	$(10,863)	$1,206,188	$(21,830)	$2,643,947	$(32,693)

Based on the Company’s review of its debt securities in an unrealized loss position at June 30, 2018, it determined that the losses were primarily the result of changes in interest rates, which were considered to be temporary, rather than a deterioration in credit quality.  The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost.  As such, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2018.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at June 30, 2018, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$31,771	$48,201	$40,899	$51,395	$172,266
Estimated fair value	$31,647	$47,291	$40,044	$50,738	$169,720
Municipal bonds
Amortized cost	$73,033	$295,362	$300,483	$437,730	$1,106,608
Estimated fair value	$73,044	$295,138	$297,958	$428,295	$1,094,435
Foreign government bonds
Amortized cost	$19,550	$101,513	$11,382	$15,844	$148,289
Estimated fair value	$19,520	$100,893	$11,081	$14,426	$145,920
Governmental agency bonds
Amortized cost	$31,852	$100,514	$76,537	$53,452	$262,355
Estimated fair value	$31,763	$98,014	$75,784	$51,459	$257,020
U.S. corporate debt securities
Amortized cost	$21,982	$356,138	$311,501	$71,608	$761,229
Estimated fair value	$21,951	$351,759	$305,639	$69,575	$748,924
Foreign corporate debt securities
Amortized cost	$20,650	$152,492	$82,081	$12,895	$268,118
Estimated fair value	$20,639	$151,135	$80,145	$12,655	$264,574
Total debt securities excluding mortgage-backed securities
Amortized cost	$198,838	$1,054,220	$822,883	$642,924	$2,718,865
Estimated fair value	$198,564	$1,044,230	$810,651	$627,148	$2,680,593
Total mortgage-backed securities
Amortized cost					$2,475,714
Estimated fair value					$2,439,250
Total debt securities
Amortized cost					$5,194,579
Estimated fair value					$5,119,843

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in equity securities are as follows:

(in thousands)	Cost	Estimated fair value
June 30, 2018
Preferred stocks	$18,292	$17,946
Common stocks	378,396	420,749
	$396,688	$438,695
December 31, 2017
Preferred stocks	$19,233	$18,990
Common stocks	394,439	447,526
	$413,672	$466,516

The Company adopted new accounting guidance on January 1, 2018, which requires investments in equity securities with readily determinable fair values to be measured at fair value with changes in fair value recognized through net income.  See Note 1 Basis of Condensed Consolidated Financial Statements for further discussion of the new guidance.

Net gains of $7.7 million and $1.8 million were recognized for the three and six months ended June 30, 2018, respectively, as a result of changes in the fair values of equity securities.  Included in net gains during the three and six months ended June 30, 2018, were net unrealized gains of $5.6 million and $1.8 million, respectively, related to equity securities still held at June 30, 2018.  For the three and six months ended June 30, 2017, sales of equity securities resulted in realized gains of $15.4 million and $17.2 million and realized losses of $1.6 million and $1.7 million, respectively.

The composition of the investment portfolio at June 30, 2018, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
Debt securities:
U.S. Treasury bonds	$169,720	100.0	$—	—	$—	—	$169,720	100.0
Municipal bonds	1,011,354	92.4	59,805	5.5	23,276	2.1	1,094,435	100.0
Foreign government bonds	117,244	80.3	23,596	16.2	5,080	3.5	145,920	100.0
Governmental agency bonds	257,020	100.0	—	—	—	—	257,020	100.0
Governmental agency mortgage-backed securities	2,439,250	100.0	—	—	—	—	2,439,250	100.0
U.S. corporate debt securities	301,840	40.3	245,345	32.8	201,739	26.9	748,924	100.0
Foreign corporate debt securities	122,937	46.5	110,837	41.9	30,800	11.6	264,574	100.0
Total debt securities	4,419,365	86.3	439,583	8.6	260,895	5.1	5,119,843	100.0
Preferred stocks	58	0.3	13,106	73.0	4,782	26.7	17,946	100.0
Total	$4,419,423	86.0	$452,689	8.8	$265,677	5.2	$5,137,789	100.0

As of June 30, 2018, the estimated fair value of total debt securities included $155.4 million of bank loans, of which $141.9 million was non-investment grade; $84.5 million of high yield corporate debt securities, all of which was non-investment grade; and $84.4 million of emerging market debt securities, of which $11.2 million was non-investment grade.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio in an unrealized loss position at June 30, 2018, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
U.S. Treasury bonds	$145,584	100.0	$—	—	$—	—	$145,584	100.0
Municipal bonds	654,260	93.4	36,534	5.2	10,006	1.4	700,800	100.0
Foreign government bonds	79,130	73.4	23,567	21.9	5,080	4.7	107,777	100.0
Governmental agency bonds	234,666	100.0	—	—	—	—	234,666	100.0
Governmental agency mortgage-backed securities	1,836,133	100.0	—	—	—	—	1,836,133	100.0
U.S. corporate debt securities	255,973	44.7	200,971	35.1	115,540	20.2	572,484	100.0
Foreign corporate debt securities	82,024	40.8	94,505	47.0	24,510	12.2	201,039	100.0
Total	$3,287,770	86.6	$355,577	9.4	$155,136	4.0	$3,798,483	100.0

As of June 30, 2018, the estimated fair value of total debt securities in an unrealized loss position included $74.4 million of bank loans, of which $70.2 million was non-investment grade; $64.7 million of high yield corporate debt securities, all of which was non-investment grade; and $72.7 million of emerging market debt securities, of which $10.2 million was non-investment grade.

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

Note 5 – Goodwill

A summary of the changes in the carrying amount of goodwill, by operating segment, for the six months ended June 30, 2018, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance at December 31, 2017	$1,066,240	$46,765	$1,113,005
Acquisitions	56,751	—	56,751
Foreign currency translation	(2,780)	—	(2,780)
Balance at June 30, 2018	$1,120,211	$46,765	$1,166,976

The Company’s four reporting units for purposes of assessing goodwill for impairment are title insurance, home warranty, property and casualty insurance and trust and other services.  During the six months ended June 30, 2018, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	June 30, 2018	December 31, 2017
Finite-lived intangible assets:
Customer relationships	$108,931	$106,086
Noncompete agreements	11,227	11,509
Trademarks	8,227	9,229
Internal-use software licenses	26,182	28,956
Patents	2,840	2,840
	157,407	158,620
Accumulated amortization	(70,033)	(75,591)
	87,374	83,029
Indefinite-lived intangible assets:
Licenses	16,884	16,884
	$104,258	$99,913

Amortization expense for finite-lived intangible assets was $7.1 million and $14.1 million for the three and six months ended June 30, 2018, respectively, and $6.5 million and $12.7 million for the three and six months ended June 30, 2017, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2018	$12,842
2019	$18,264
2020	$11,889
2021	$9,023
2022	$8,573
2023	$8,519

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 7 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Six months ended June 30,
(in thousands)	2018	2017
Balance at beginning of period	$1,028,933	$1,025,863
Provision related to:
Current year	199,165	209,082
Prior years	15,034	4,264
	214,199	213,346
Payments, net of recoveries, related to:
Current year	90,752	91,915
Prior years	122,786	133,934
	213,538	225,849
Other	(6,666)	3,872
Balance at end of period	$1,022,928	$1,017,232

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the three and six months ended June 30, 2018 and 2017.  The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.  The 4.0% rate for the second quarter of 2017 reflected the ultimate loss rate for the 2017 policy year and no change in the loss reserve estimates for prior policy years.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	June 30, 2018		December 31, 2017
Known title claims	$87,809	8.6%	$83,094	8.1%
Incurred but not reported claims	867,206	84.8%	875,724	85.1%
Total title claims	955,015	93.4%	958,818	93.2%
Non-title claims	67,913	6.6%	70,115	6.8%
Total loss reserves	$1,022,928	100.0%	$1,028,933	100.0%

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 23.2% and 21.6% for the three and six months ended June 30, 2018, respectively, and 33.8% and 32.9% for the three and six months ended June 30, 2017, respectively.  The Company’s effective tax rates differ from the statutory federal rates of 21% and 35% for 2018 and 2017, respectively, primarily due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contributions to pretax income, changes in the ratio of permanent differences to income before income taxes and the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense.

In connection with the Company’s June 2010 spin-off from its prior parent, the Company entered into a tax sharing agreement which governs the Company’s and its prior parent’s respective rights, responsibilities and obligations for certain tax related matters.  At June 30, 2018 and December 31, 2017, the Company had a net payable to its prior parent of $15.3 million and $15.0 million, respectively, related to tax matters prior to the spin-off.  This amount is included in the Company’s condensed consolidated balance sheets in accounts payable and accrued liabilities.  The increase during the current year was primarily the result of an additional accrual for tax matters prior to the spin-off.

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

As of June 30, 2018 and December 31, 2017, the liability for income taxes associated with uncertain tax positions was $13.1 million and $12.8 million, respectively.  As of June 30, 2018 and December 31, 2017, the liability could be reduced by $3.7 million due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes.  The net amounts of $9.4 million and $9.1 million as of June 30, 2018 and December 31, 2017, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of June 30, 2018 and December 31, 2017, the Company had accrued $5.6 million and $5.3 million, respectively, of interest and penalties (net of tax benefits of $1.5 million and $1.4 million, respectively) related to uncertain tax positions.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly increase or decrease within the next 12 months.  Any such change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions.  The primary non-federal jurisdictions are California, Canada, India and the United Kingdom.  As of June 30, 2018, the Company had concluded U.S. federal income tax examinations through 2015 and is generally no longer subject to state and non-U.S. income tax examinations for years prior to 2005.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Numerator
Net income attributable to the Company	$155,140	$122,257	$231,367	$180,539
Denominator
Basic weighted-average shares	112,556	111,549	112,406	111,374
Effect of dilutive employee stock options and restricted stock units (“RSUs”)	561	650	687	652
Diluted weighted-average shares	113,117	112,199	113,093	112,026
Net income per share attributable to the Company’s stockholders
Basic	$1.38	$1.10	$2.06	$1.62
Diluted	$1.37	$1.09	$2.05	$1.61

For the three and six months ended June 30, 2018, no RSUs had an antidilutive effect on weighted-average diluted common shares outstanding, and for the three and six months ended June 30, 2017, 2 thousand RSUs and 1 thousand RSUs, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect. No stock options had an antidilutive effect on weighted-average diluted common shares outstanding for either period in the current year or in the prior year.

Note 10 – Employee Benefit Plans

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Expense:
Service costs	$130	$183	$260	$367
Interest costs	2,018	4,458	4,036	9,099
Expected return on plan assets	—	(2,370)	—	(4,740)
Amortization of net actuarial loss	1,205	6,902	2,410	13,834
Amortization of prior service credit	(1,045)	(1,012)	(2,090)	(2,223)
	$2,308	$8,161	$4,616	$16,337

The Company adopted new accounting guidance which requires the components of net periodic cost, other than the service cost component, to be included in other operating expenses in the Company’s condensed consolidated statements of income.  The change was applied retrospectively to the prior year, which resulted in a reclass of $8.0 million and $16.0 million from personnel costs to other operating expenses for the three and six months ended June 30, 2017, respectively.  For further information about the new guidance see Note 1 Basis of Condensed Consolidated Financial Statements.

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of June 30, 2018 and December 31, 2017:

(in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2018
Debt securities:
U.S. Treasury bonds	$169,720	$—	$169,720	$—
Municipal bonds	1,094,435	—	1,094,435	—
Foreign government bonds	145,920	—	145,920	—
Governmental agency bonds	257,020	—	257,020	—
Governmental agency mortgage-backed securities	2,439,250	—	2,439,250	—
U.S. corporate debt securities	748,924	—	735,811	13,113
Foreign corporate debt securities	264,574	—	262,973	1,601
	5,119,843	—	5,105,129	14,714
Equity securities:
Preferred stocks	17,946	17,946	—	—
Common stocks	420,749	420,749	—	—
	438,695	438,695	—	—
Total assets	$5,558,538	$438,695	$5,105,129	$14,714

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2017
Debt securities:
U.S. Treasury bonds	$173,998	$—	$173,998	$—
Municipal bonds	1,035,937	—	1,035,937	—
Foreign government bonds	169,488	—	169,488	—
Governmental agency bonds	211,470	—	211,470	—
Governmental agency mortgage-backed securities	2,158,957	—	2,158,957	—
U.S. corporate debt securities	743,215	—	700,347	42,868
Foreign corporate debt securities	259,619	—	257,953	1,666
	4,752,684	—	4,708,150	44,534
Equity securities:
Preferred stocks	18,990	18,990	—	—
Common stocks	447,526	447,526	—	—
	466,516	466,516	—	—
Total assets	$5,219,200	$466,516	$4,708,150	$44,534

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2018 and 2017.  Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  For the three and six months ended June 30, 2018 and 2017, transfers between Levels 2 and 3 were based on market liquidity and the related transparency of pricing and associated observable inputs for certain of the Company’s corporate debt securities.  The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

The following table presents a summary of the changes in the fair values of Level 3 assets for the three months ended June 30, 2018 and 2017:

	June 30, 2018			June 30, 2017
(in thousands)	U.S. corporate debt securities	Foreign corporate debt securities	Total	U.S. corporate debt securities	Foreign corporate debt securities	Total
Fair value at beginning of period	$16,118	$1,512	$17,630	$13,434	$2,862	$16,296
Transfers into Level 3	5,932	501	6,433	4,658	—	4,658
Transfers out of Level 3	(7,881)	(1,491)	(9,372)	(1,235)	(525)	(1,760)
Net realized and unrealized gains (losses):
Included in earnings	(12)	—	(12)	15	3	18
Included in other comprehensive income (loss)	(104)	(16)	(120)	(92)	(5)	(97)
Purchases	2,134	1,095	3,229	4,521	—	4,521
Sales	(945)	—	(945)	(404)	(156)	(560)
Settlements	(2,129)	—	(2,129)	(2,769)	(264)	(3,033)
Fair value at end of period	$13,113	$1,601	$14,714	$18,128	$1,915	$20,043

The following table presents a summary of the changes in the fair values of Level 3 assets for the six months ended June 30, 2018 and 2017:

	June 30, 2018			June 30, 2017
(in thousands)	U.S. corporate debt securities	Foreign corporate debt securities	Total	U.S. corporate debt securities	Foreign corporate debt securities	Total
Fair value at beginning of period	$42,868	$1,666	$44,534	$46,665	$6,268	$52,933
Transfers into Level 3	3,704	—	3,704	300	—	300
Transfers out of Level 3	(25,493)	(288)	(25,781)	(26,543)	(2,569)	(29,112)
Net realized and unrealized gains (losses):
Included in earnings	(49)	3	(46)	91	8	99
Included in other comprehensive income (loss)	(378)	(1)	(379)	(380)	(49)	(429)
Purchases	5,067	1,095	6,162	9,262	551	9,813
Sales	(6,128)	(349)	(6,477)	(2,383)	(769)	(3,152)
Settlements	(6,478)	(525)	(7,003)	(8,884)	(1,525)	(10,409)
Fair value at end of period	$13,113	$1,601	$14,714	$18,128	$1,915	$20,043

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

Secured financings receivable

The carrying amount of secured financings receivable approximates fair value due to the short-term nature of these assets.

Deposits

The carrying values of escrow and other deposit accounts approximate fair value due to the short-term nature of these liabilities.

Secured financings payable

The carrying amount of secured financings payable approximates fair value due to the short-term nature of these liabilities.

Notes and contracts payable

The fair value of notes and contracts payable is estimated based on current rates offered to the Company for debt of similar remaining maturities.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of June 30, 2018 and December 31, 2017:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
June 30, 2018
Assets:
Cash and cash equivalents	$1,226,510	$1,226,510	$1,226,510	$—	$—
Deposits with banks	$40,991	$40,817	$7,781	$33,036	$—
Notes receivable, net	$6,260	$5,914	$—	$—	$5,914
Secured financings receivable	$96,148	$96,148	$—	$96,148	$—
Liabilities:
Deposits	$3,298,160	$3,298,160	$3,298,160	$—	$—
Secured financings payable	$96,166	$96,166	$—	$96,166	$—
Notes and contracts payable	$736,393	$742,937	$—	$734,163	$8,774

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2017
Assets:
Cash and cash equivalents	$1,387,226	$1,387,226	$1,387,226	$—	$—
Deposits with banks	$41,335	$41,259	$6,846	$34,413	$—
Notes receivable, net	$7,066	$6,798	$—	$—	$6,798
Liabilities:
Deposits	$3,070,566	$3,070,566	$3,070,566	$—	$—
Notes and contracts payable	$732,810	$755,670	$—	$751,827	$3,843

Note 12 – Share-Based Compensation

The following table presents compensation costs associated with the Company’s share-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Expense:
RSUs	$6,652	$6,754	$25,178	$22,769
Stock options	—	67	—	134
Employee stock purchase plan	974	726	1,957	1,677
	$7,626	$7,547	$27,135	$24,580

The following table summarizes RSU activity for the six months ended June 30, 2018:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2017	1,411	$36.66
Granted during 2018	699	$56.13
Vested during 2018	(805)	$41.20
Forfeited during 2018	(10)	$44.16
Unvested at June 30, 2018	1,295	$44.28

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 13 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the six months ended June 30, 2018:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2017	$36,803	$(38,832)	$(65,460)	$(67,489)
Cumulative-effect adjustment, net of taxes (1)	(40,550)	—	—	(40,550)
Change in unrealized gains (losses) on debt securities	(77,058)	—	—	(77,058)
Change in foreign currency translation adjustment	—	(14,297)	—	(14,297)
Amortization of net actuarial loss	—	—	2,410	2,410
Amortization of prior service credit	—	—	(2,090)	(2,090)
Tax effect	17,787	—	(81)	17,706
Balance at June 30, 2018	$(63,018)	$(53,129)	$(65,221)	$(181,368)
Allocated to the Company	$(63,019)	$(53,129)	$(65,221)	$(181,369)
Allocated to noncontrolling interests	1	—	—	1
Balance at June 30, 2018	$(63,018)	$(53,129)	$(65,221)	$(181,368)

(1)

Upon adoption of new accounting guidance on January 1, 2018, the Company recognized a cumulative-effect adjustment to retained earnings for cumulative net unrealized gains related to its investments in equity securities.  See Note 1 Basis of Condensed Consolidated Financial Statements for further discussion of the new guidance.

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended June 30, 2018 and 2017:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended June 30, 2018
Pretax change before reclassifications	$(18,199)	$(10,545)	$—	$(28,744)
Reclassifications out of AOCI	2,055	—	160	2,215
Tax effect	3,669	—	(41)	3,628
Total other comprehensive income (loss), net of tax	$(12,475)	$(10,545)	$119	$(22,901)
Three Months Ended June 30, 2017
Pretax change before reclassifications	$34,237	$8,709	$—	$42,946
Reclassifications out of AOCI	(14,729)	—	5,890	(8,839)
Tax effect	(6,874)	—	(2,253)	(9,127)
Total other comprehensive income (loss), net of tax	$12,634	$8,709	$3,637	$24,980

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2018 and 2017:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Six Months Ended June 30, 2018
Pretax change before reclassifications	$(79,526)	$(14,297)	$—	$(93,823)
Reclassifications out of AOCI	2,468	—	320	2,788
Tax effect	17,787	—	(81)	17,706
Total other comprehensive income (loss), net of tax	$(59,271)	$(14,297)	$239	$(73,329)
Six Months Ended June 30, 2017
Pretax change before reclassifications	$72,930	$12,143	$—	$85,073
Reclassifications out of AOCI	(13,790)	—	11,611	(2,179)
Tax effect	(21,055)	—	(4,441)	(25,496)
Total other comprehensive income (loss), net of tax	$38,085	$12,143	$7,170	$57,398

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Amounts reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the condensed
(in thousands)	2018	2017	2018	2017	consolidated statements of income
Unrealized gains (losses) on securities:
Net realized gains (losses) on sales of securities (1)	$(2,055)	$14,729	$(2,468)	$13,790	Net realized investment gains (losses)
Pretax total	$(2,055)	$14,729	$(2,468)	$13,790
Tax effect	$467	$(5,244)	$570	$(5,274)
Pension benefit adjustment (2):
Amortization of net actuarial loss	$(1,205)	$(6,902)	$(2,410)	$(13,834)	Other operating expenses
Amortization of prior service credit	1,045	1,012	2,090	2,223	Other operating expenses
Pretax total	$(160)	$(5,890)	$(320)	$(11,611)
Tax effect	$41	$2,253	$81	$4,441

(1)

For the three and six months ended June 30, 2018, net realized losses of $2.1 million and $2.5 million, respectively, related to sales of debt securities classified as available-for-sale.  For the three and six months ended June 30, 2017, net realized gains of $14.7 million and $13.8 million, respectively, related to sales of debt and equity securities classified as available-for-sale.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 15 – Business Combinations

During the three and six months ended June 30, 2018, the Company completed acquisitions for an aggregate purchase price of $53.2 million and $77.7 million, respectively. For current quarter acquisitions, the Company has recorded preliminary fair value estimates for the assets acquired and liabilities assumed, which are subject to change pending completion of the Company’s purchase price allocation.  The Company allocates the purchase price of each acquisition to the assets acquired and liabilities assumed using a variety of valuation techniques, including discounted cash flow analysis.  These acquisitions have been included in the Company’s title insurance and services segment.

Current quarter acquisitions included the purchase of a small, specialized warehouse lender that provides financing for correspondent mortgage lenders.  The business has itself secured warehouse lending facilities with several banking institutions.  The mortgage loans are generally sold by the correspondent mortgage lenders to investors within 30 days and more typically in less than 10 days.  The assets acquired included secured financings receivable from correspondent mortgage lenders of $69.6 million and liabilities assumed included secured financings payable of $69.8 million.  The combined capacity for the warehouse lending facilities totals $123.0 million with one additional warehouse lending facility having no stated capacity.  Interest rates for the warehouse lending facilities range from 3.50% to the current prime lending rate as published by The Wall Street Journal.  At June 30, 2018, outstanding borrowings under the facilities totaled $96.2 million.

During the three and six months ended June 30, 2017, the Company completed acquisitions for an aggregate purchase price of $3.9 million. These acquisitions have been included in the Company’s title insurance and services segment.

Note 16 – Segment Information

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally.  This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions involving the use of real property related data designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant records and images; and provides appraisals and other valuation-related products and services, lien release and document custodial services, default-related products and services, evidence of title, warehouse lending, and banking, trust and wealth management services.  The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents.  Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies and the District of Columbia.  The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets.

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products.  The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage.  This business is licensed to issue policies in all 50 states and the District of Columbia and actively issues policies in 47 states.  The majority of policy liability is in the western United States, including approximately 62% in California.  In certain markets it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance.  The home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period.  This business currently operates in 39 states and the District of Columbia.

The corporate function consists primarily of certain financing facilities as well as the corporate services that support the Company’s business operations.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended June 30, 2018:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,369,040	$209,642	$29,343	$34,884
Specialty Insurance	120,188	10,121	1,677	5,047
Corporate	2,208	(17,795)	38	—
Eliminations	(279)	—	—	—
	$1,491,157	$201,968	$31,058	$39,931

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$548,616	$559,004	$206,095	$51,737	$3,588	$1,369,040
Specialty Insurance	112,966	—	2,924	2,401	1,897	120,188
	$661,582	$559,004	$209,019	$54,138	$5,485	$1,489,228

For the three months ended June 30, 2017:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,336,910	$197,305	$28,557	$35,916
Specialty Insurance	115,162	9,560	1,547	2,609
Corporate	2,646	(22,711)	41	—
Eliminations	(289)	—	—	—
	$1,454,429	$184,154	$30,145	$38,525

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$532,236	$554,028	$199,243	$34,665	$16,738	$1,336,910
Specialty Insurance	108,844	—	2,874	2,321	1,123	115,162
	$641,080	$554,028	$202,117	$36,986	$17,861	$1,452,072

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the six months ended June 30, 2018:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,554,505	$312,023	$57,460	$55,955
Specialty Insurance	233,572	20,021	3,269	7,577
Corporate	1,027	(37,011)	76	—
Eliminations	(559)	—	—	—
	$2,788,545	$295,033	$60,805	$63,532

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$982,768	$1,086,718	$392,116	$93,137	$(234)	$2,554,505
Specialty Insurance	222,692	—	5,826	4,989	65	233,572
	$1,205,460	$1,086,718	$397,942	$98,126	$(169)	$2,788,077

For the six months ended June 30, 2017:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,539,857	$295,548	$57,108	$66,309
Specialty Insurance	225,427	19,601	3,098	3,782
Corporate	6,764	(47,115)	86	—
Eliminations	(576)	—	—	—
	$2,771,472	$268,034	$60,292	$70,091

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$954,195	$1,128,610	$379,278	$61,280	$16,494	$2,539,857
Specialty Insurance	213,894	—	5,613	4,650	1,270	225,427
	$1,168,089	$1,128,610	$384,891	$65,930	$17,764	$2,765,284

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In March 2017, the FASB issued updated guidance intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost through the disaggregation of the service cost component from the other components of net benefit cost.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company adopted this change in accounting principle at the beginning of 2018 and applied the change retrospectively to the prior year.  As a result, other components of net benefit cost totaling $8.0 million and $16.0 million were reclassified from personnel costs to other operating expenses on the condensed consolidated statements of income for the three and six months ended June 30, 2017, respectively.  See Note 10 Employee Benefit Plans to the condensed consolidated financial statements for further information on the Company’s net periodic pension costs.

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

In January 2016, the FASB issued updated guidance intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  In addition to making other targeted improvements to current guidance, the updated guidance also requires all equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in the fair value recognized through net income.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company adopted this guidance at the beginning of 2018 and recognized cumulative net unrealized gains, net of taxes, of $40.6 million related to its investments in equity securities, previously classified as available-for-sale, through a cumulative-effect adjustment to retained earnings.  Changes in the fair values of these investments are reflected in net realized investment gains/losses on the Company’s condensed consolidated statements of income. See Note 4 Debt and Equity Securities to the condensed consolidated financial statements for further discussion of the Company’s investments in equity securities.

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

The Company’s total revenues increased $36.7 million, or 2.5%, in the second quarter of 2018 when compared with the second quarter of 2017.  This increase was primarily attributable to higher direct premiums and escrow fees of $20.5 million, or 3.2%, and an increase in net investment income of $16.7 million, or 42.2%.  The increase in direct premium and escrow fees was primarily attributable to the title insurance and services segment and was mainly driven by an increase in the average revenues per order closed.  The increase in net investment income was due to the increase in short-term interest rates which drove higher income from the Company’s cash balances and investment portfolio.  The increase in direct premiums and escrow fees attributable to the title insurance and services segment was $16.4 million, or 3.1%. Direct premiums and escrow fees from residential purchase and commercial transactions increased $18.0 million and $6.9 million, or 7.0% and 3.9%, respectively, while direct premiums and escrow fees from residential refinance transactions decreased $6.9 million, or 13.0%, in the second quarter of 2018 when compared to the second quarter of 2017.

According to the Mortgage Bankers Association’s July 6, 2018 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 3.5% in the second quarter of 2018 when compared with the second quarter of 2017.  According to the MBA Forecast, the dollar amount of purchase originations increased 4.1% and refinance originations decreased 19.7%.  This volume of domestic residential mortgage origination activity contributed to an increase in direct premiums and escrow fees for the Company’s direct title operations of 7.0% from domestic residential purchase transactions and a 13.0% decrease in direct premiums and escrow fees from domestic refinance transactions in the second quarter of 2018 when compared with the second quarter of 2017.

During the second quarter of 2018, the level of domestic title orders opened per day by the Company’s direct title operations decreased 7.6% when compared with the second quarter of 2017.  Residential refinance open orders per day decreased 24.4%, while commercial open orders per day were up 11.2% and purchase open orders per day were essentially flat when compared to the second quarter of 2017.

The Company adopted new accounting guidance on January 1, 2018, which requires investments in equity securities with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income.  Previously, changes in the fair value were recognized through accumulated other comprehensive loss on the condensed consolidated balance sheets.  Beginning in the first quarter of 2018, the Company records changes in the fair values of its equity securities as a component of net realized investment gains (losses) on the condensed consolidated statements of income.  See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements for further discussion of the new guidance.

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

In addition, the Company continues to monitor developments in its regulatory environment.  Currently, federal officials are discussing various potential changes to laws and regulations that could impact the Company’s businesses, including changes to the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the reform of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac).  In addition, the Tax Reform Act included changes that could affect the real estate and mortgage markets, including changes to the mortgage interest deduction, the increase in the standard deduction (which limits the benefit of itemizing and deducting mortgage interest separately) and the limitation of state and local tax deductions, among others.  The full extent of the impact of the Tax Reform Act on volumes of real estate transactions and mortgage originations is not currently known.  Other changes in these areas, and more generally in the regulatory environment in which the Company and its customers operate, could similarly impact the volume of mortgage originations in the United States and the Company’s competitive position and results of operations.

Title Insurance and Services

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenues
Direct premiums and escrow fees	$548,616	$532,236	$16,380	3.1%	$982,768	$954,195	$28,573	3.0%
Agent premiums	559,004	554,028	4,976	0.9	1,086,718	1,128,610	(41,892)	(3.7)
Information and other	206,095	199,243	6,852	3.4	392,116	379,278	12,838	3.4
Net investment income	51,737	34,665	17,072	49.2	93,137	61,280	31,857	52.0
Net realized investment gains (losses)	3,588	16,738	(13,150)	(78.6)	(234)	16,494	(16,728)	(101.4)
	1,369,040	1,336,910	32,130	2.4	2,554,505	2,539,857	14,648	0.6
Expenses
Personnel costs	427,049	415,452	11,597	2.8	820,675	800,288	20,387	2.5
Premiums retained by agents	439,550	435,771	3,779	0.9	856,187	889,697	(33,510)	(3.8)
Other operating expenses	202,383	199,845	2,538	1.3	393,232	383,116	10,116	2.6
Provision for policy losses and other claims	44,304	43,486	818	1.9	82,785	83,348	(563)	(0.7)
Depreciation and amortization	29,343	28,557	786	2.8	57,460	57,108	352	0.6
Premium taxes	15,102	15,253	(151)	(1.0)	29,492	29,102	390	1.3
Interest	1,667	1,241	426	34.3	2,651	1,650	1,001	60.7
	1,159,398	1,139,605	19,793	1.7	2,242,482	2,244,309	(1,827)	(0.1)
Income before income taxes	$209,642	$197,305	$12,337	6.3%	$312,023	$295,548	$16,475	5.6%
Pretax margins	15.3%	14.8%	0.5%	3.4%	12.2%	11.6%	0.6%	5.2%

Direct premiums and escrow fees were $548.6 million and $982.8 million for the three and six months ended June 30, 2018, respectively, increases of $16.4 million, or 3.1%, and $28.6 million, or 3.0%, when compared with the respective periods of the prior year. The increases for the three and six months ended June 30, 2018 were primarily due to an increase in the average revenues per order closed, partially offset by a decrease in the domestic title orders closed.  The average revenues per order closed were $2,599 and $2,460 for the three and six months ended June 30, 2018, respectively, increases of 13.3% when compared with $2,294 and $2,172 for the respective periods of the prior year. The increases in average revenues per order closed for the three and six months ended June 30, 2018 were primarily attributable to higher residential real estate values, premium and fee increases related to residential purchase transactions, higher average revenue per order from commercial transactions, and a shift in the mix of direct revenues from lower premium residential refinance products to higher premium commercial products.  The Company’s direct title operations closed 196,200 and 369,800 title orders during the three and six months ended June 30, 2018, respectively, decreases of 8.3% and 8.7% when compared with 213,900 and 405,200 title orders closed during the respective periods of the prior year. Domestic refinance orders closed per day decreased by 19.9% and 18.6%, while domestic residential purchase orders closed per day were flat and increased by 0.5% for the three and six months ended June 30, 2018 when compared to the same periods of 2017.

Agent premiums were $559.0 million and $1.1 billion for the three and six months ended June 30, 2018, respectively, an increase of $5.0 million, or 0.9%, and a decrease of $41.9 million, or 3.7%, when compared with the respective periods of the prior year.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.  As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums.  Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity.  The increase in agent premiums for the three months ended June 30, 2018 is generally consistent with the 2.9% increase in the Company’s direct premiums and escrow fees in the first quarter of 2018 as compared with the first quarter of 2017.

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

Information and other revenues were $206.1 million and $392.1 million for the three and six months ended June 30, 2018, respectively, increases of $6.9 million, or 3.4%, and $12.8 million, or 3.4%, when compared with the respective periods of the prior year.  The increases were driven by recent acquisitions.  Excluding the $16.6 million and $28.7 million impact of new acquisitions for the three and six months ended June 30, 2018, respectively, information and other revenues decreased $9.7 million, or 4.8%, and $15.9 million, or 4.2%, when compared with the respective periods of the prior year.  The decreases in information and other revenues for the three and six months ended June 30, 2018, adjusted for the impact of acquisitions, were primarily due to the impact of lower refinance activity.

Net investment income totaled $51.7 million and $93.1 million for the three and six months ended June 30, 2018, respectively, increases of $17.1 million, or 49.2%, and $31.9 million, or 52.0%, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher short-term interest rates which drove higher income from the Company’s cash and investment portfolio, tax-deferred property exchange business and escrow balances.

Net realized investment gains totaled $3.6 million and net realized investment losses totaled $0.2 million for the three and six months ended June 30, 2018, respectively.  The net realized gains for the three months ended June 30, 2018 were primarily attributable to the increase in the fair value of equity securities, partially offset by losses from the sales of debt securities.  The net realized losses for the six months ended June 30, 2018 were primarily from the sales of debt securities, partially offset by an increase in the fair values of equity securities and gains from the sale of real estate.   Net realized investment gains totaled $16.7 million and $16.5 million for the three and six months ended June 30, 2017, respectively, and were primarily from the sales of equity securities and, to a lesser extent, a gain recognized from the redemption of preferred stock held by the Company.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs.  This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $427.0 million and $820.7 million for the three and six months ended June 30, 2018, respectively, increases of $11.6 million, or 2.8%, and $20.4 million, or 2.5%, when compared with the respective periods of the prior year.  The increases were driven primarily by recent acquisitions. Excluding the $9.3 million and $18.3 million impact of new acquisitions for the three and six months ended June 30, 2018, respectively, personnel costs increased $2.3 million, or 0.6%, and $2.1 million, or 0.3%, when compared with the same periods of the prior year.  The increase for the three months ended June 30, 2018, adjusted for the impact of new acquisitions, was primarily attributable to higher salary expense.  The increase for the six months ended June 30, 2018, adjusted for the impact of new acquisitions, was primarily attributable to higher incentive compensation expense, salary expense and share-based compensation costs, partially offset by lower employee benefit costs, severance expense and temporary labor costs.

Agents retained $439.6 million and $856.2 million of title premiums generated by agency operations for the three and six months ended June 30, 2018, respectively, which compares with $435.8 million and $889.7 million for the respective periods of the prior year.  The percentage of title premiums retained by agents was 78.6% and 78.8% for the three and six months ended June 30, 2018, respectively, compared to 78.7% and 78.8% for the respective periods of the prior year.

Other operating expenses for the title insurance and services segment were $202.4 million and $393.2 million for the three and six months ended June 30, 2018, respectively, increases of $2.5 million, or 1.3%, and $10.1 million, or 2.6%, when compared with the respective periods of the prior year.  The increases were driven by recent acquisitions.  Excluding the $7.3 million and $12.1 million impact of new acquisitions for the three and six months ended June 30, 2018, respectively, other operating expenses decreased $4.8 million, or 2.4%, and $2.0 million, or 0.5%, when compared with the respective periods of the prior year.  The decrease for the three months ended June 30, 2018, adjusted for the impact of new acquisitions, was primarily attributable to lower production related expense and legal expense, partially offset by higher foreign exchange losses and software expense.  The decrease for the six months ended June 30, 2018, adjusted for the impact of new acquisitions, was primarily attributable to lower production related expense, legal expense and bad debt expense, partially offset by higher foreign exchange losses, software expense, professional services expense and the costs associated with the exit of an office.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 4.0% for the three and six months ended June 30, 2018 and 2017.  The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.  The 4.0% rate for the second quarter of 2017 reflected the ultimate loss rate for the 2017 policy year and no change in the loss reserve estimates for prior policy years.

Depreciation and amortization expense was $29.3 million and $57.5 million for the three and six months ended June 30, 2018, respectively, increases of $0.8 million, or 2.8%, and $0.4 million, or 0.6%, when compared with the respective periods of the prior year.  The increases were primarily attributable to an increase in amortization expense from recent acquisitions, partially offset by accelerated amortization of internally developed software in the prior year.

Premium taxes were $15.1 million and $29.5 million for the three and six months ended June 30, 2018, respectively, a decrease of $0.2 million, or 1.0%, and an increase of $0.4 million, or 1.3%, respectively, compared to $15.3 million and $29.1 million for the same periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for the three and six months ended June 30, 2018 and 2017.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to this relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase.  Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity.  Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations.  Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  Pretax margins for the three and six months ended June 30, 2018 were 15.3% and 12.2%, respectively, compared with 14.8% and 11.6% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenues
Direct premiums	$112,966	$108,844	$4,122	3.8%	$222,692	$213,894	$8,798	4.1%
Information and other	2,924	2,874	50	1.7	5,826	5,613	213	3.8
Net investment income	2,401	2,321	80	3.4	4,989	4,650	339	7.3
Net realized investment gains	1,897	1,123	774	68.9	65	1,270	(1,205)	(94.9)
	120,188	115,162	5,026	4.4	233,572	225,427	8,145	3.6
Expenses
Personnel costs	19,066	17,891	1,175	6.6	37,818	35,154	2,664	7.6
Other operating expenses	18,062	16,766	1,296	7.7	37,479	34,051	3,428	10.1
Provision for policy losses and other claims	69,315	67,472	1,843	2.7	131,414	129,998	1,416	1.1
Depreciation and amortization	1,677	1,547	130	8.4	3,269	3,098	171	5.5
Premium taxes	1,947	1,926	21	1.1	3,571	3,525	46	1.3
	110,067	105,602	4,465	4.2	213,551	205,826	7,725	3.8
Income before income taxes	$10,121	$9,560	$561	5.9%	$20,021	$19,601	$420	2.1%
Margins	8.4%	8.3%	0.1%	1.2%	8.6%	8.7%	(0.1)%	(1.1)%

Direct premiums were $113.0 million and $222.7 million for the three and six months ended June 30, 2018, respectively, increases of $4.1 million, or 3.8%, and $8.8 million, or 4.1%, when compared with the respective periods of the prior year.  The increases were attributable to higher premiums earned in the home warranty business driven by an increase in the number of home warranty residential service contracts issued and, to a lesser extent, an increase in the average prices charged per contract.

Net realized investment gains totaled $1.9 million and $0.1 million for the three and six months ended June 30, 2018, respectively, and were primarily from the increase in the fair value of equity securities, partially offset by the sales of debt securities.  Net realized investment gains totaled $1.1 million and $1.3 million for the three and six months ended June 30, 2017, respectively, and were from the sales of debt and equity securities.

Personnel costs and other operating expenses were $37.1 million and $75.3 million for the three and six months ended June 30, 2018, respectively, increases of $2.5 million, or 7.1%, and $6.1 million, or 8.8%, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher salary expense due to higher average headcount, higher employee benefit costs, higher allocations related to corporate shared services, higher advertising expense and higher professional services expense.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 56.7% and 52.5% for the three and six months ended June 30, 2018, respectively, compared with 57.9% and 53.9% for the respective periods of the prior year.  The decrease in the claims rate for the three months ended June 30, 2018 was primarily attributable to lower claims frequency, partially offset by an increase in claims severity.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 73.9% and 76.6% for the three and six months ended June 30, 2018, respectively, compared with 71.9% and 77.0% for the respective periods of the prior year.  The increase in the claims rate for the three months ended June 30, 2018 was primarily attributable to an increase in claims severity, partially offset by lower claims frequency.

Premium taxes were $1.9 million and $3.6 million for the three and six months ended June 30, 2018, respectively, compared with $1.9 million and $3.5 million for the respective periods of the prior year.  Premium taxes as a percentage of specialty insurance segment premiums were 1.7% and 1.6% for the three and six months ended June 30, 2018, respectively, and 1.8% and 1.6% for the three and six months ended 2017, respectively.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal.  With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations.  Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Pretax margins for the three and six months ended June 30, 2018 were 8.4% and 8.6%, respectively, compared with 8.3% and 8.7% in the respective periods of the prior year.

Corporate

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenues
Net investment income	$2,208	$2,646	$(438)	(16.6)%	$1,027	$6,764	$(5,737)	(84.8)%
	2,208	2,646	(438)	(16.6)	1,027	6,764	(5,737)	(84.8)
Expenses
Personnel costs	2,859	3,098	(239)	(7.7)	4,123	8,136	(4,013)	(49.3)
Other operating expenses	8,757	14,446	(5,689)	(39.4)	17,236	29,557	(12,321)	(41.7)
Depreciation and amortization	38	41	(3)	(7.3)	76	86	(10)	(11.6)
Interest	8,349	7,772	577	7.4	16,603	16,100	503	3.1
	20,003	25,357	(5,354)	(21.1)	38,038	53,879	(15,841)	(29.4)
Loss before income taxes	$(17,795)	$(22,711)	$4,916	21.6%	$(37,011)	$(47,115)	$10,104	21.4%

Net investment income totaled $2.2 million and $1.0 million for the three and six months ended June 30, 2018, respectively, compared with $2.6 million and $6.8 million for the respective periods of the prior year.  The decreases in net investment income for the three and six months ended June 30, 2018 were primarily attributable to lower earnings on investments in the Company’s deferred compensation plan when compared to the same periods of 2017.

Corporate personnel costs and other operating expenses were $11.6 million and $21.4 million for the three and six months ended June 30, 2018, respectively, compared with $17.5 million and $37.7 million for the respective periods of the prior year.  The decreases were primarily attributable to lower expense related to the Company’s defined benefit pension plans due to the Company completing the termination of its plans during the third quarter of 2017, lower expense related to the Company’s deferred compensation plan and lower expense related to the Company’s unfunded supplemental benefit plans.

Interest expense was $8.3 million and $16.6 million for the three and six months ended June 30, 2018, respectively, increases of $0.6 million, or 7.4%, and $0.5 million, or 3.1%, when compared with the respective periods of the prior year.  The increases were due to an increase in the interest rate on borrowings under the Company’s credit facility.  Borrowings under the credit facility bear interest at a variable rate, which increased in 2018 when compared to 2017.

Eliminations

The Company’s inter-segment eliminations were not material for the three and six months ended June 30, 2018 and 2017.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 23.2% and 21.6% for the three and six months ended June 30, 2018, respectively, compared with 33.8% and 32.9% for the respective periods of the prior year.  The difference in the effective tax rates is primarily due to the reduction of the federal income tax rate from 35% to 21% as a result of the Tax Reform Act.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and six months ended June 30, 2018 was $155.1 million and $231.3 million, respectively, compared with $121.9 million and $180.0 million for the respective periods of the prior year. Net income attributable to the Company for the three and six months ended June 30, 2018 was $155.1 million, or $1.37 per diluted share, and $231.4 million, or $2.05 per diluted share, respectively, compared with $122.3 million, or $1.09 per diluted share, and $180.5 million, or $1.61 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities totaled $254.1 million and $234.6 million for the six months ended June 30, 2018 and 2017, respectively, after claim payments, net of recoveries, of $213.5 million and $225.8 million, respectively.  The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2018 and 2017 were purchases of debt and equity securities, dividends to common stockholders, and capital expenditures and, for the six months ended June 30, 2018, advances under secured financing agreements, repayments of secured financings payable and business acquisitions.  The most significant nonoperating sources of cash and cash equivalents for the six months ended June 30, 2018 and 2017 were proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations and, for the six months ended June 30, 2018, borrowings under secured financing agreements and collections of secured financings receivable.  The net effect of all activities on total cash and cash equivalents was a decrease of $160.7 million and and increase of $160.6 million for the six months ended June 30, 2018 and 2017, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In June 2018, the Company paid a second quarter cash dividend of 38 cents per common share.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.4 million remained as of June 30, 2018.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  The Company did not repurchase any shares of its common stock during the six months ended June 30, 2018 and, as of June 30, 2018, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.6 million.

Holding Company.     First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries.  The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses.  The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements.  The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements.  At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received.  Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders.  As of June 30, 2018, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2018, without prior approval from applicable regulators, was dividends of $332.4 million and loans and advances of $95.9 million.  However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies.  Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

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

As of June 30, 2018, the holding company’s sources of liquidity included $89.1 million of cash and cash equivalents and $540.0 million available on the Company’s revolving credit facility.  Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto.  The credit agreement is comprised of a $700.0 million revolving credit facility.  Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019.  The obligations of the Company under the credit agreement are neither secured nor guaranteed.  Proceeds under the credit agreement may be used for general corporate purposes.  At June 30, 2018, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 3.72%.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.  Upon the occurrence of an event of default the lenders may accelerate the loans.  Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate.  As of June 30, 2018, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities.  In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources.  During the six months ended June 30, 2018, the Company financed securities for funds received totaling $5.0 million under these agreements.  As of June 30, 2018, no amounts remained outstanding under these agreements.

In addition to being a party to master repurchase agreements the Company’s federal savings bank subsidiary, First American Trust, FSB, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with correspondent institutions.  As of June 30, 2018, no amounts remained outstanding under any of these facilities.

During the current quarter the Company purchased a small, specialized warehouse lender that provides financing for correspondent mortgage lenders.  The business has itself secured warehouse lending facilities with several banking institutions.  The mortgage loans are generally sold, and the lending facilities are generally repaid, within 30 days and more typically in less than 10 days.  The combined capacity for the warehouse lending facilities totals $123.0 million with one additional warehouse lending facility having no stated capacity.  Interest rates for the warehouse lending facilities range from 3.50% to the current prime lending rate as published by The Wall Street Journal.  At June 30, 2018, outstanding borrowings under the facilities totaled $96.2 million.

Notes and contracts payable and secured financings payable as a percentage of total capitalization was 18.9% and 17.4% at June 30, 2018 and December 31, 2017, respectively.  Notes and contracts payable as a percentage of total capitalization (excluding secured financings payable) was 17.1% and 17.4% at June 30, 2018 and December 31, 2017, respectively.

Investment Portfolio.   The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries.  As of June 30, 2018, 92% of the Company’s investment portfolio consisted of fixed income securities, of which 61% were United States government-backed or rated AAA and 95% were rated or classified as investment grade.  Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.  For further information on the credit quality of the Company’s investment portfolio at June 30, 2018, see Note 4 Debt and Equity Securities to the condensed consolidated financial statements.

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $8.7 billion and $7.5 billion at June 30, 2018 and December 31, 2017, respectively, of which $3.2 billion and $2.9 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.7 billion at June 30, 2018 and December 31, 2017.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.5 billion and $2.6 billion at June 30, 2018 and December 31, 2017, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of June 30, 2018, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Governmental entities have routinely inquired into certain practices in the real estate settlement services industry to determine whether certain of the Company’s businesses or its competitors have violated applicable laws, which include, among others, the insurance codes of the various jurisdictions and the Real Estate Settlement Procedures Act and similar state, federal and foreign laws.  The Consumer Financial Protection Bureau (“CFPB”), for example, has actively utilized its regulatory authority over the mortgage and real estate markets by bringing enforcement actions against various participants in the mortgage and settlement industries.  Departments of insurance in the various states, the CFPB and other federal regulators and applicable regulators in international jurisdictions, either separately or together, also periodically conduct targeted inquiries into the practices of title insurance companies and other settlement services providers in their respective jurisdictions.

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

11. A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength could adversely affect the Company

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory capital and surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required.  Each of the major ratings agencies currently rates the Company’s title insurance operations.  The Company’s principal title insurance underwriter’s financial strength ratings are “A2” by Moody’s Investor Services, Inc., “A” by Fitch Ratings, Inc., “A-” by Standard & Poor’s Ratings Services and “A” by A.M. Best Company, Inc. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations.  These agencies continually review these ratings and the ratings are subject to change.  Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength.  The Company’s principal title insurance underwriter maintained $1.2 billion of total statutory capital and surplus as of December 31, 2017.  Accordingly, if the ratings or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

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

13. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $120.5 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

16. Systems damage, failures, interruptions and intrusions, and unauthorized data disclosures may disrupt the Company’s business, harm the Company’s reputation, result in material claims for damages or otherwise adversely affect the Company

The Company uses computer systems and other technologies (collectively referred to as “systems”), some of which it owns and manages and some of which are owned and/or managed by third parties, including providers of distributed computing infrastructure platforms commonly known as the “cloud.”  The Company and its agents, suppliers, service providers, and customers use these systems to receive, process, store and transmit business information, including highly sensitive non-public personal information as well as data from suppliers and other information upon which the Company’s business relies.  The Company also uses these systems to manage substantial cash, investment assets, bank deposits, trust assets and escrow account balances on behalf of itself and its customers, among other activities.  Many of the Company’s products, services and solutions involving the use of real property related data are fully reliant on these systems and are only available electronically.  Accordingly, for a variety of reasons, the integrity of these systems and the protection of the information that resides thereon are critically important to the Company’s successful operation.

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

18. Technological developments could change the way real estate transactions are conducted and related documents are processed in a manner that adversely affects the Company

Significant efforts are being made to transform through technology and other methods the manner in which real estate transactions are conducted, including the method for verifying the identities of the parties to a transaction; the process by which instruments and other documents are prepared, delivered, executed, authenticated and registered; the method by which collateral is valued and the interest in collateral is secured; and the process to protect the security of the transaction.  These efforts, and the manner in which the Company, its agents and other industry participants respond to them, could require significant additional investment by the Company, could lead to a reduction in market share or profitability or could otherwise have an adverse effect on the Company.

19. Errors and fraud involving the transfer of funds may adversely affect the Company

The Company relies on its systems, employees and domestic and international banks to transfer its own funds and the funds of third parties.  These transfers are susceptible to user input error, fraud, system interruptions, incorrect processing and similar errors that could result in lost funds or delayed transactions.  The Company’s email and computer systems and systems used by its agents, customers and other parties involved in a transaction have been subject to, and are likely to continue to be the target of, fraudulent attacks, including attempts to cause the Company or its agents to improperly transfer funds.  These attacks have increased in frequency and sophistication in recent years.  Funds transferred to a fraudulent recipient are often not recoverable.  In certain instances the Company may be liable for those unrecovered funds.  The controls and procedures used by the Company to prevent transfer errors and fraud may prove inadequate, resulting in financial losses, reputational harm, loss of customers or other adverse consequences which could be material to the Company.

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

21. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds.  If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders.  Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited.  As of June 30, 2018, under such regulations, the maximum amount available in 2018 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $332.4 million and loans and advances of $95.9 million.

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

Date: July 26, 2018