Form 10-Q
period 2018-09-30
First American Financial Corp
filed 2018-10-25
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  1

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  1

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

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

On October 19, 2018, there were 111,787,641 shares of common stock outstanding.

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	CHANGES IN APPLICABLE LAWS AND GOVERNMENT REGULATIONS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	USE OF SOCIAL MEDIA BY THE COMPANY AND OTHER PARTIES;
•	REGULATION OF TITLE INSURANCE RATES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MANAGEMENT FRAMEWORK;
•	SYSTEMS DAMAGE, FAILURES, INTERRUPTIONS AND INTRUSIONS, OR UNAUTHORIZED DATA DISCLOSURES;
•	PROCESS AUTOMATION;
•	TECHNOLOGICAL AND OTHER DEVELOPMENTS THAT CHANGE THE WAY REAL ESTATE TRANSACTIONS ARE CONDUCTED AND RELATED DOCUMENTS ARE PROCESSED;
•	ERRORS AND FRAUD INVOLVING THE TRANSFER OF FUNDS;
•	THE COMPANY’S USE OF A GLOBAL WORKFORCE;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS; AND

•	OTHER FACTORS DESCRIBED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN ITEM 1A OF PART II.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$2,205,319	$1,387,226
Accounts and accrued income receivable, net	362,614	311,084
Income taxes receivable	49,031	38,673
Investments:
Deposits with banks	37,547	41,335
Debt securities, includes pledged securities of $107,288 and $108,427	5,529,860	4,752,684
Equity securities	447,749	466,516
Other investments	123,652	117,768
	6,138,808	5,378,303
Secured financings receivable	86,509	—
Property and equipment, net	457,545	439,569
Title plants and other indexes	575,431	568,452
Deferred income taxes	22,803	22,803
Goodwill	1,145,086	1,113,005
Other intangible assets, net	111,647	99,913
Other assets	225,334	214,194
	$11,380,127	$9,573,222
Liabilities and Equity
Deposits	$4,548,635	$3,070,566
Accounts payable and accrued liabilities	826,729	793,157
Deferred revenue	255,324	240,822
Reserve for known and incurred but not reported claims	1,026,959	1,028,933
Income taxes payable	5,416	4,602
Deferred income taxes	219,307	219,307
Secured financings payable	86,501	—
Notes and contracts payable	735,258	732,810
	7,704,129	6,090,197
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—111,787 shares and 110,925 shares	1	1
Additional paid-in capital	2,266,830	2,236,351
Retained earnings	1,600,296	1,311,112
Accumulated other comprehensive loss	(192,912)	(67,509)
Total stockholders’ equity	3,674,215	3,479,955
Noncontrolling interests	1,783	3,070
Total equity	3,675,998	3,483,025
	$11,380,127	$9,573,222

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Direct premiums and escrow fees	$649,375	$651,104	$1,854,835	$1,819,193
Agent premiums	615,113	629,186	1,701,831	1,757,796
Information and other	198,680	201,819	596,090	586,179
Net investment income	67,874	44,460	167,000	117,109
Net realized investment gains (losses)	11,144	(7,001)	10,975	10,763
	1,542,186	1,519,568	4,330,731	4,291,040
Expenses
Personnel costs	449,839	443,992	1,312,455	1,287,570
Premiums retained by agents	485,621	497,911	1,341,808	1,387,608
Other operating expenses	227,670	374,347	675,085	820,540
Provision for policy losses and other claims	122,196	120,349	336,395	333,695
Depreciation and amortization	31,729	36,000	92,534	96,292
Premium taxes	18,774	19,900	51,837	52,527
Interest	10,770	9,107	29,997	26,812
	1,346,599	1,501,606	3,840,111	4,005,044
Income before income taxes	195,587	17,962	490,620	285,996
Income tax expense (benefit)	44,126	(3,224)	107,896	84,846
Net income	151,461	21,186	382,724	201,150
Less: Net loss attributable to noncontrolling interests	(19)	(197)	(123)	(772)
Net income attributable to the Company	$151,480	$21,383	$382,847	$201,922
Net income per share attributable to the Company's stockholders (Note 9):
Basic	$1.34	$0.19	$3.40	$1.81
Diluted	$1.34	$0.19	$3.38	$1.80
Cash dividends declared per share	$0.42	$0.38	$1.18	$1.06
Weighted-average common shares outstanding (Note 9):
Basic	112,722	111,799	112,541	111,578
Diluted	113,365	112,575	113,213	112,254

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$151,461	$21,186	$382,724	$201,150
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	(14,662)	13,929	(73,933)	52,014
Foreign currency translation adjustment	3,001	11,415	(11,296)	23,558
Pension benefit adjustment	118	85,891	357	93,061
Total other comprehensive income (loss), net of tax	(11,543)	111,235	(84,872)	168,633
Comprehensive income	139,918	132,421	297,852	369,783
Less: Comprehensive loss attributable to noncontrolling interests	(19)	(192)	(142)	(760)
Comprehensive income attributable to the Company	$139,937	$132,613	$297,994	$370,543

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2017	110,925	$1	$2,236,351	$1,311,112	$(67,509)	$3,479,955	$3,070	$3,483,025
Cumulative-effect adjustment (Note 1)	—	—	—	40,550	(40,550)	—	—	—
Net income (loss) for three months ended March 31, 2018	—	—	—	76,227	—	76,227	(55)	76,172
Dividends on common shares	—	—	—	(42,330)	—	(42,330)	—	(42,330)
Shares issued in connection with share-based compensation	620	—	(11,759)	(847)	—	(12,606)	—	(12,606)
Share-based compensation	—	—	19,509	—	—	19,509	—	19,509
Net activity related to noncontrolling interests	—	—	189	—	—	189	(1,090)	(901)
Other comprehensive loss	—	—	—	—	(50,409)	(50,409)	(19)	(50,428)
Balance at March 31, 2018	111,545	1	2,244,290	1,384,712	(158,468)	3,470,535	1,906	3,472,441
Net income (loss) for three months ended June 30, 2018	—	—	—	155,140	—	155,140	(49)	155,091
Dividends on common shares	—	—	—	(42,387)	—	(42,387)	—	(42,387)
Shares issued in connection with share-based compensation	113	—	2,204	(827)	—	1,377	—	1,377
Share-based compensation	—	—	7,626	—	—	7,626	—	7,626
Net activity related to noncontrolling interests	—	—	133	—	—	133	(158)	(25)
Other comprehensive loss	—	—	—	—	(22,901)	(22,901)	—	(22,901)
Balance at June 30, 2018	111,658	1	2,254,253	1,496,638	(181,369)	3,569,523	1,699	3,571,222
Net income (loss) for three months ended September 30, 2018	—	—	—	151,480	—	151,480	(19)	151,461
Dividends on common shares	—	—	—	(46,912)	—	(46,912)	—	(46,912)
Shares issued in connection with share-based compensation	129	—	5,466	(910)	—	4,556	—	4,556
Share-based compensation	—	—	7,241	—	—	7,241	—	7,241
Net activity related to noncontrolling interests	—	—	(130)	—	—	(130)	103	(27)
Other comprehensive loss	—	—	—	—	(11,543)	(11,543)	—	(11,543)
Balance at September 30, 2018	111,787	$1	$2,266,830	$1,600,296	$(192,912)	$3,674,215	$1,783	$3,675,998

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity – (Continued)

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2016	109,944	$1	$2,191,756	$1,046,822	$(230,400)	$3,008,179	$6,170	$3,014,349
Net income (loss) for three months ended March 31, 2017	—	—	—	58,282	—	58,282	(213)	58,069
Dividends on common shares	—	—	—	(37,495)	—	(37,495)	—	(37,495)
Shares issued in connection with share-based compensation	584	—	(5,078)	(869)	—	(5,947)	—	(5,947)
Share-based compensation	—	—	17,032	—	—	17,032	—	17,032
Net activity related to noncontrolling interests	—	—	—	—	—	—	(841)	(841)
Other comprehensive income	—	—	—	—	32,411	32,411	7	32,418
Balance at March 31, 2017	110,528	1	2,203,710	1,066,740	(197,989)	3,072,462	5,123	3,077,585
Net income (loss) for three months ended June 30, 2017	—	—	—	122,257	—	122,257	(362)	121,895
Dividends on common shares	—	—	—	(37,604)	—	(37,604)	—	(37,604)
Shares issued in connection with share-based compensation	193	—	4,591	(811)	—	3,780	—	3,780
Share-based compensation	—	—	7,548	—	—	7,548	—	7,548
Net activity related to noncontrolling interests	—	—	—	—	—	—	(26)	(26)
Other comprehensive income	—	—	—	—	24,980	24,980	—	24,980
Balance at June 30, 2017	110,721	1	2,215,849	1,150,582	(173,009)	3,193,423	4,735	3,198,158
Net income (loss) for three months ended September 30, 2017	—	—	—	21,383	—	21,383	(197)	21,186
Dividends on common shares	—	—	—	(42,075)	—	(42,075)	—	(42,075)
Shares issued in connection with share-based compensation	96	—	4,271	(909)	—	3,362	—	3,362
Share-based compensation	—	—	6,616	—	—	6,616	—	6,616
Net activity related to noncontrolling interests	—	—	(45)	—	—	(45)	(40)	(85)
Other comprehensive income	—	—	—	—	111,230	111,230	5	111,235
Balance at September 30, 2017	110,817	$1	$2,226,691	$1,128,981	$(61,779)	$3,293,894	$4,503	$3,298,397

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$382,724	$201,150
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	336,395	333,695
Depreciation and amortization	92,534	96,292
Amortization of premiums and accretion of discounts on debt securities, net	20,521	25,013
Net realized investment gains	(10,975)	(10,763)
Share-based compensation	34,376	31,196
Equity in earnings of affiliates, net	(2,255)	(4,550)
Dividends from equity method investments	3,419	9,593
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(333,970)	(351,397)
Net change in income tax accounts	12,301	34,462
Increase in accounts and accrued income receivable	(51,150)	(11,907)
(Decrease) increase in accounts payable and accrued liabilities	(11,806)	95,383
Increase in deferred revenue	14,678	20,313
Other, net	(1,931)	(12,953)
Cash provided by operating activities	484,861	455,527
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(73,757)	(82,993)
Net decrease in deposits with banks	2,462	1,171
Purchases of debt and equity securities	(1,924,260)	(1,276,401)
Proceeds from sales of debt and equity securities	660,548	599,365
Proceeds from maturities of debt securities	429,287	457,334
Net change in other investments	(6,612)	2,555
Advances under secured financing agreements	(1,537,657)	—
Collections of secured financings receivable	1,520,911	—
Capital expenditures	(87,319)	(103,064)
Proceeds from sales of property and equipment	1,670	9,882
Cash used for investing activities	(1,014,727)	(392,151)
Cash flows from financing activities:
Net change in deposits	1,478,069	185,948
Borrowings under secured financing agreements	1,537,593	—
Repayments of secured financings payable	(1,520,855)	—
Repayments of notes and contracts payable	(4,111)	(4,128)
Net activity related to noncontrolling interests	(945)	(964)
Net (payments) proceeds in connection with share-based compensation plans	(6,673)	1,195
Payments of cash dividends	(131,629)	(117,174)
Cash provided by financing activities	1,351,449	64,877
Effect of exchange rate changes on cash	(3,490)	7,524
Net increase in cash and cash equivalents	818,093	135,777
Cash and cash equivalents—Beginning of period	1,387,226	1,006,138
Cash and cash equivalents—End of period	$2,205,319	$1,141,915
Supplemental information:
Cash paid during the period for:
Interest	$28,030	$24,619
Premium taxes	$56,396	$55,233
Income taxes, less refunds of $1,047 and $52,828	$95,041	$50,264

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

In March 2017, the FASB issued updated guidance intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost through the disaggregation of the service cost component from the other components of net benefit cost.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company adopted this change in accounting principle at the beginning of 2018 and applied the change retrospectively to the prior year.  As a result, other components of net benefit cost totaling $155.4 million and $171.4 million were reclassified from personnel costs to other operating expenses on the condensed consolidated statements of income for the three and nine months ended September 30, 2017, respectively.  See Note 10 Employee Benefit Plans for further information on the Company’s net periodic pension costs.

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

In October 2016, the FASB issued updated guidance intended to simplify and improve the accounting for the income tax consequences of intra-entity transfers of assets, other than inventory.  The updated guidance, which eliminates the intra-entity transfers exception, requires entities to recognize the income tax consequences of intra-entity transfers of assets, other than inventory, when the transfers occur.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

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

Pending Accounting Pronouncements

In August 2018, the FASB issued updated guidance that is intended to reduce potential diversity in practice in accounting for the costs of implementing cloud computing arrangements (i.e., hosting arrangements) that are service contracts.  The updated guidance aligns the requirements for capitalizing implementation costs for these arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

In August 2018, the FASB issued updated guidance as part of its disclosure framework project intended to improve the effectiveness of disclosures in the notes to the financial statements.  The updated guidance eliminates, adds and modifies certain disclosure requirements related to fair value measurements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  Except for the disclosure requirements, the Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

In June 2016, the FASB issued updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

In February 2016, the FASB issued updated guidance that requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-of-use asset and a liability to make lease payments and disclose key information about leasing arrangements.  The updated guidance is required to be adopted using a modified retrospective transition approach.  In July 2018, the FASB issued additional updates to the new guidance which allows for the initial application of the guidance at the adoption date and for the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  While the Company is currently evaluating the impact the new guidance will have on its condensed consolidated financial statements, the Company expects the adoption of the new guidance will result in a material increase in the assets and liabilities on its condensed consolidated balance sheets and will likely have an insignificant impact on its condensed consolidated statements of income and statements of cash flows.

Note 2 – Adoption of Revenue Guidance

The Company’s information and other revenues and escrow fees are within the scope of the new accounting guidance related to the recognition of revenue from contracts with customers, which the Company adopted effective January 1, 2018.  Under the new guidance, revenue is recognized when control of the promised goods or services is transferred to the customer and in an amount that reflects the consideration the Company expects to be entitled to in exchange for these goods or services.  See Note 1 Basis of Condensed Consolidated Financial Statements for further discussion of the new guidance.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company records a contract asset, and recognizes revenue, upon delivery of certain products related to the closing of a real property transaction where the Company’s right to payment is subject to the closing of the real estate transaction.  The Company records a contract liability for payments received in advance of revenue recognition for certain products or services.  Contract assets and liabilities were not material at September 30, 2018.  Revenues recognized during the three and nine months ended September 30, 2018 that were included in contract liabilities at the beginning of the period were not material.

For information about the Company’s revenues disaggregated by reportable segment see Note 16 Segment Information.

Note 3 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $8.9 billion and $7.5 billion at September 30, 2018 and December 31, 2017, respectively, of which $4.4 billion and $2.9 billion, respectively, were held at the Company’s federal savings bank subsidiary, First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.8 billion and $3.7 billion at September 30, 2018 and December 31, 2017, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.6 billion at September 30, 2018 and December 31, 2017.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 4 – Debt and Equity Securities

Investments in debt securities, classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		Gains	Losses
September 30, 2018
U.S. Treasury bonds	$204,854	$135	$(5,033)	$199,956
Municipal bonds	1,093,531	3,630	(22,973)	1,074,188
Foreign government bonds	156,289	231	(2,518)	154,002
Governmental agency bonds	334,690	284	(8,425)	326,549
Governmental agency mortgage-backed securities	2,786,111	2,422	(49,763)	2,738,770
U.S. corporate debt securities	773,189	2,763	(12,147)	763,805
Foreign corporate debt securities	275,290	1,020	(3,720)	272,590
	$5,623,954	$10,485	$(104,579)	$5,529,860
December 31, 2017
U.S. Treasury bonds	$173,049	$2,199	$(1,250)	$173,998
Municipal bonds	1,031,146	12,185	(7,394)	1,035,937
Foreign government bonds	170,220	489	(1,221)	169,488
Governmental agency bonds	212,731	1,061	(2,322)	211,470
Governmental agency mortgage-backed securities	2,172,377	3,168	(16,588)	2,158,957
U.S. corporate debt securities	734,409	11,768	(2,962)	743,215
Foreign corporate debt securities	256,430	4,145	(956)	259,619
	$4,750,362	$35,015	$(32,693)	$4,752,684

Sales of debt securities resulted in realized gains of $0.6 million and $1.9 million, realized losses of $3.1 million and $6.9 million, and proceeds of $183.1 million and $525.4 million for the three and nine months ended September 30, 2018, respectively, and realized gains of $0.9 million and $3.9 million, realized losses of $0.4 million and $4.0 million, and proceeds of $63.7 million and $357.7 million for the three and nine months ended September 30, 2017, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Gross unrealized losses on investments in debt securities are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2018
U.S. Treasury bonds	$138,105	$(2,976)	$49,131	$(2,057)	$187,236	$(5,033)
Municipal bonds	508,857	(7,747)	296,302	(15,226)	805,159	(22,973)
Foreign government bonds	101,286	(1,250)	33,004	(1,268)	134,290	(2,518)
Governmental agency bonds	183,040	(3,260)	136,979	(5,165)	320,019	(8,425)
Governmental agency mortgage-backed securities	1,367,730	(21,748)	877,474	(28,015)	2,245,204	(49,763)
U.S. corporate debt securities	442,049	(7,825)	86,252	(4,322)	528,301	(12,147)
Foreign corporate debt securities	152,560	(2,546)	39,727	(1,174)	192,287	(3,720)
	$2,893,627	$(47,352)	$1,518,869	$(57,227)	$4,412,496	$(104,579)
December 31, 2017
U.S. Treasury bonds	$78,605	$(511)	$37,498	$(739)	$116,103	$(1,250)
Municipal bonds	279,292	(1,714)	226,895	(5,680)	506,187	(7,394)
Foreign government bonds	98,942	(972)	6,678	(249)	105,620	(1,221)
Governmental agency bonds	55,707	(409)	93,737	(1,913)	149,444	(2,322)
Governmental agency mortgage-backed securities	671,871	(4,868)	774,959	(11,720)	1,446,830	(16,588)
U.S. corporate debt securities	171,817	(1,568)	60,724	(1,394)	232,541	(2,962)
Foreign corporate debt securities	81,525	(821)	5,697	(135)	87,222	(956)
	$1,437,759	$(10,863)	$1,206,188	$(21,830)	$2,643,947	$(32,693)

Based on the Company’s review of its debt securities in an unrealized loss position at September 30, 2018, it determined that the losses were primarily the result of changes in interest rates, which were considered to be temporary, rather than a deterioration in credit quality.  The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost.  As such, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2018.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at September 30, 2018, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$27,440	$63,667	$51,675	$62,072	$204,854
Estimated fair value	$27,200	$62,757	$50,409	$59,590	$199,956
Municipal bonds
Amortized cost	$84,445	$273,965	$305,452	$429,669	$1,093,531
Estimated fair value	$84,352	$272,119	$300,956	$416,761	$1,074,188
Foreign government bonds
Amortized cost	$19,036	$109,717	$11,715	$15,821	$156,289
Estimated fair value	$19,002	$108,840	$11,505	$14,655	$154,002
Governmental agency bonds
Amortized cost	$33,161	$119,472	$127,656	$54,401	$334,690
Estimated fair value	$33,115	$116,611	$125,714	$51,109	$326,549
U.S. corporate debt securities
Amortized cost	$31,337	$368,851	$329,269	$43,732	$773,189
Estimated fair value	$31,258	$364,834	$324,843	$42,870	$763,805
Foreign corporate debt securities
Amortized cost	$26,278	$157,324	$83,175	$8,513	$275,290
Estimated fair value	$26,241	$155,799	$82,037	$8,513	$272,590
Total debt securities excluding mortgage-backed securities
Amortized cost	$221,697	$1,092,996	$908,942	$614,208	$2,837,843
Estimated fair value	$221,168	$1,080,960	$895,464	$593,498	$2,791,090
Total mortgage-backed securities
Amortized cost					$2,786,111
Estimated fair value					$2,738,770
Total debt securities
Amortized cost					$5,623,954
Estimated fair value					$5,529,860

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in equity securities are as follows:

(in thousands)	Cost	Estimated fair value
September 30, 2018
Preferred stocks	$18,616	$18,432
Common stocks	373,543	429,317
	$392,159	$447,749
December 31, 2017
Preferred stocks	$19,233	$18,990
Common stocks	394,439	447,526
	$413,672	$466,516

The Company adopted new accounting guidance on January 1, 2018, which requires investments in equity securities with readily determinable fair values to be measured at fair value with changes in fair value recognized through net income.  See Note 1 Basis of Condensed Consolidated Financial Statements for further discussion of the new guidance.

Net gains (realized and unrealized) of $14.2 million and $16.0 million were recognized for the three and nine months ended September 30, 2018, respectively, as a result of changes in the fair values of equity securities.  Included in net gains during the three and nine months ended September 30, 2018, were net unrealized gains of $14.1 million and $15.9 million, respectively, related to equity securities still held at September 30, 2018.  For the three and nine months ended September 30, 2017, sales of equity securities resulted in realized gains of $0.7 million and $17.9 million and realized losses of $0.3 million and $2.0 million, respectively.

The composition of the investment portfolio at September 30, 2018, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
Debt securities:
U.S. Treasury bonds	$199,956	100.0	$—	—	$—	—	$199,956	100.0
Municipal bonds	997,639	92.9	52,149	4.9	24,400	2.2	1,074,188	100.0
Foreign government bonds	125,378	81.4	23,757	15.4	4,867	3.2	154,002	100.0
Governmental agency bonds	326,549	100.0	—	—	—	—	326,549	100.0
Governmental agency mortgage-backed securities	2,738,770	100.0	—	—	—	—	2,738,770	100.0
U.S. corporate debt securities	303,068	39.7	248,671	32.6	212,066	27.7	763,805	100.0
Foreign corporate debt securities	123,299	45.2	112,708	41.3	36,583	13.5	272,590	100.0
Total debt securities	4,814,659	87.1	437,285	7.9	277,916	5.0	5,529,860	100.0
Preferred stocks	58	0.3	16,017	86.9	2,357	12.8	18,432	100.0
Total	$4,814,717	86.8	$453,302	8.2	$280,273	5.0	$5,548,292	100.0

As of September 30, 2018, the estimated fair value of total debt securities included $157.1 million of bank loans, of which $146.3 million was non-investment grade; $95.6 million of high yield corporate debt securities, all of which was non-investment grade; and $86.3 million of emerging market debt securities, of which $11.6 million was non-investment grade.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio in an unrealized loss position at September 30, 2018, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
U.S. Treasury bonds	$187,236	100.0	$—	—	$—	—	$187,236	100.0
Municipal bonds	757,128	94.0	34,436	4.3	13,595	1.7	805,159	100.0
Foreign government bonds	106,665	79.5	22,758	16.9	4,867	3.6	134,290	100.0
Governmental agency bonds	320,019	100.0	—	—	—	—	320,019	100.0
Governmental agency mortgage-backed securities	2,245,204	100.0	—	—	—	—	2,245,204	100.0
U.S. corporate debt securities	260,752	49.3	193,826	36.7	73,723	14.0	528,301	100.0
Foreign corporate debt securities	82,630	43.0	89,010	46.3	20,647	10.7	192,287	100.0
Total	$3,959,634	89.7	$340,030	7.7	$112,832	2.6	$4,412,496	100.0

As of September 30, 2018, the estimated fair value of total debt securities in an unrealized loss position included $28.9 million of bank loans, of which $28.5 million was non-investment grade; $60.6 million of high yield corporate debt securities, all of which was non-investment grade; and $72.9 million of emerging market debt securities, of which $10.1 million was non-investment grade.

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

Note 5 – Goodwill

A summary of the changes in the carrying amount of goodwill, by operating segment, for the nine months ended September 30, 2018, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance at December 31, 2017	$1,066,240	$46,765	$1,113,005
Acquisitions	34,261	—	34,261
Foreign currency translation	(2,180)	—	(2,180)
Balance at September 30, 2018	$1,098,321	$46,765	$1,145,086

The Company’s four reporting units for purposes of assessing goodwill for impairment are title insurance, home warranty, property and casualty insurance and trust and other services.  During the nine months ended September 30, 2018, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	September 30, 2018	December 31, 2017
Finite-lived intangible assets:
Customer relationships	$116,030	$106,086
Noncompete agreements	12,965	11,509
Trademarks	10,016	9,229
Internal-use software licenses	25,779	28,956
Patents	2,840	2,840
	167,630	158,620
Accumulated amortization	(72,867)	(75,591)
	94,763	83,029
Indefinite-lived intangible assets:
Licenses	16,884	16,884
	$111,647	$99,913

Amortization expense for finite-lived intangible assets was $7.9 million and $22.0 million for the three and nine months ended September 30, 2018, respectively, and $7.0 million and $19.7 million for the three and nine months ended September 30, 2017, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2018	$7,700
2019	$21,707
2020	$13,392
2021	$10,479
2022	$10,030
2023	$9,755

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 7 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Nine months ended September 30,
(in thousands)	2018	2017
Balance at beginning of period	$1,028,933	$1,025,863
Provision related to:
Current year	328,326	330,342
Prior years	8,069	3,353
	336,395	333,695
Payments, net of recoveries, related to:
Current year	167,802	165,914
Prior years	166,168	185,483
	333,970	351,397
Other	(4,399)	13,487
Balance at end of period	$1,026,959	$1,021,648

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the three and nine months ended September 30, 2018 and 2017.  The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.  The 4.0% rate for the third quarter of 2017 reflected the ultimate loss rate for the 2017 policy year and no change in the loss reserve estimates for prior policy years.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	September 30, 2018		December 31, 2017
Known title claims	$81,212	7.9%	$83,094	8.1%
Incurred but not reported claims	881,071	85.8%	875,724	85.1%
Total title claims	962,283	93.7%	958,818	93.2%
Non-title claims	64,676	6.3%	70,115	6.8%
Total loss reserves	$1,026,959	100.0%	$1,028,933	100.0%

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 22.6% and 22.0% for the three and nine months ended September 30, 2018, respectively, and -17.9% and 29.7% for the three and nine months ended September 30, 2017, respectively.  The Company’s effective tax rates differ from the statutory federal rates of 21% and 35% for 2018 and 2017, respectively, due to state and foreign income taxes incurred, as well as permanent differences between financial statement income and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense.  The Company’s effective tax rates for 2017 also reflect state tax benefits relating to the termination of the Company’s pension plan, as well as the release of reserves relating to tax positions taken on prior year tax returns.

In connection with the Company’s June 2010 spin-off from its prior parent, the Company entered into a tax sharing agreement which governs the Company’s and its prior parent’s respective rights, responsibilities and obligations for certain tax related matters.  At September 30, 2018 and December 31, 2017, the Company had a net payable to its prior parent of $15.5 million and $15.0 million, respectively, related to tax matters prior to the spin-off.  This amount is included in the Company’s condensed consolidated balance sheets in accounts payable and accrued liabilities.  The increase during the current year was primarily the result of an additional accrual for tax matters prior to the spin-off.

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

As of September 30, 2018 and December 31, 2017, the liability for income taxes associated with uncertain tax positions was $13.1 million and $12.8 million, respectively.  As of September 30, 2018 and December 31, 2017, the liability could be reduced by $3.7 million due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes.  The net amounts of $9.4 million and $9.1 million as of September 30, 2018 and December 31, 2017, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of September 30, 2018 and December 31, 2017, the Company had accrued $5.7 million and $5.3 million, respectively, of interest and penalties (net of tax benefits of $1.5 million and $1.4 million, respectively) related to uncertain tax positions.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months.  Any such change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions.  The primary non-federal jurisdictions are California, Canada, India and the United Kingdom.  As of September 30, 2018, the Company had concluded U.S. federal income tax examinations through 2015 and is generally no longer subject to state and non-U.S. income tax examinations for years prior to 2005.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Numerator
Net income attributable to the Company	$151,480	$21,383	$382,847	$201,922
Denominator
Basic weighted-average shares	112,722	111,799	112,541	111,578
Effect of dilutive employee stock options and restricted stock units (“RSUs”)	643	776	672	676
Diluted weighted-average shares	113,365	112,575	113,213	112,254
Net income per share attributable to the Company’s stockholders
Basic	$1.34	$0.19	$3.40	$1.81
Diluted	$1.34	$0.19	$3.38	$1.80

For the three and nine months ended September 30, 2018, no RSUs had an antidilutive effect on weighted-average diluted common shares outstanding, and for the three and nine months ended September 30, 2017, 1 thousand RSUs and 8 thousand RSUs, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect. No stock options had an antidilutive effect on weighted-average diluted common shares outstanding for either period in the current year or in the prior year.

Note 10 – Employee Benefit Plans

Net periodic cost related to the Company’s defined benefit pension and supplemental benefit plans includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Expense:
Service costs	$130	$184	$390	$551
Interest costs	2,018	2,086	6,054	11,185
Expected return on plan assets	—	—	—	(4,740)
Amortization of net actuarial loss	1,205	1,958	3,615	15,792
Amortization of prior service credit	(1,045)	(1,045)	(3,135)	(3,268)
Settlement costs	—	152,388	—	152,388
	$2,308	$155,571	$6,924	$171,908

The Company adopted new accounting guidance which requires the components of net periodic cost, other than the service cost component, to be included in other operating expenses in the Company’s condensed consolidated statements of income.  The change was applied retrospectively to the prior year, which resulted in a reclass of $155.4 million and $171.4 million from personnel costs to other operating expenses for the three and nine months ended September 30, 2017, respectively.  For further information about the new guidance see Note 1 Basis of Condensed Consolidated Financial Statements.

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

Assets measured at fair value on a recurring basis

The valuation techniques and inputs used by the Company to estimate the fair value of assets measured on a recurring basis are summarized as follows:

Debt securities

The fair values of debt securities were based on the market values obtained from independent pricing services that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established, independent broker-dealers.  The independent pricing services monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants.  The pricing services utilize the market approach in determining the fair values of the debt securities held by the Company.  The Company obtains an understanding of the valuation models and assumptions utilized by the services and has controls in place to determine that the values provided represent fair values.  The Company’s validation procedures include comparing prices received from the pricing services to quotes received from other third party sources for certain securities with market prices that are readily verifiable.  If the price comparison results in differences over a predefined threshold, the Company will assess the reasonableness of the changes relative to prior periods given the prevailing market conditions and assess changes in the issuers’ credit worthiness, performance of any underlying collateral and prices of the instrument relative to similar issuances.  To date, the Company has not made any material adjustments to the fair value measurements provided by the pricing services.

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of September 30, 2018 and December 31, 2017:

(in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2018
Debt securities:
U.S. Treasury bonds	$199,956	$—	$199,956	$—
Municipal bonds	1,074,188	—	1,074,188	—
Foreign government bonds	154,002	—	154,002	—
Governmental agency bonds	326,549	—	326,549	—
Governmental agency mortgage-backed securities	2,738,770	—	2,738,770	—
U.S. corporate debt securities	763,805	—	763,805	—
Foreign corporate debt securities	272,590	—	272,590	—
	5,529,860	—	5,529,860	—
Equity securities:
Preferred stocks	18,432	18,432	—	—
Common stocks	429,317	429,317	—	—
	447,749	447,749	—	—
Total assets	$5,977,609	$447,749	$5,529,860	$—

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2017
Debt securities:
U.S. Treasury bonds	$173,998	$—	$173,998	$—
Municipal bonds	1,035,937	—	1,035,937	—
Foreign government bonds	169,488	—	169,488	—
Governmental agency bonds	211,470	—	211,470	—
Governmental agency mortgage-backed securities	2,158,957	—	2,158,957	—
U.S. corporate debt securities	743,215	—	700,347	42,868
Foreign corporate debt securities	259,619	—	257,953	1,666
	4,752,684	—	4,708,150	44,534
Equity securities:
Preferred stocks	18,990	18,990	—	—
Common stocks	447,526	447,526	—	—
	466,516	466,516	—	—
Total assets	$5,219,200	$466,516	$4,708,150	$44,534

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2018 and 2017.  Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

The following table presents a summary of the changes in the fair values of Level 3 assets for the three months ended September 30, 2018 and 2017:

	September 30, 2018			September 30, 2017
(in thousands)	U.S. corporate debt securities	Foreign corporate debt securities	Total	U.S. corporate debt securities	Foreign corporate debt securities	Total
Fair value at beginning of period	$13,113	$1,601	$14,714	$18,128	$1,915	$20,043
Transfers into Level 3	—	—	—	3,747	573	4,320
Transfers out of Level 3	(10,081)	(1,609)	(11,690)	(6,788)	—	(6,788)
Net realized and unrealized gains (losses):
Included in earnings	11	—	11	26	(1)	25
Included in other comprehensive income (loss)	31	11	42	(86)	(5)	(91)
Purchases	—	—	—	901	149	1,050
Sales	(1,280)	—	(1,280)	(1,231)	—	(1,231)
Settlements	(1,794)	(3)	(1,797)	(2,188)	(1,758)	(3,946)
Fair value at end of period	$—	$—	$—	$12,509	$873	$13,382

The following table presents a summary of the changes in the fair values of Level 3 assets for the nine months ended September 30, 2018 and 2017:

	September 30, 2018			September 30, 2017
(in thousands)	U.S. corporate debt securities	Foreign corporate debt securities	Total	U.S. corporate debt securities	Foreign corporate debt securities	Total
Fair value at beginning of period	$42,868	$1,666	$44,534	$46,665	$6,268	$52,933
Transfers into Level 3	—	—	—	377	198	575
Transfers out of Level 3	(25,089)	(788)	(25,877)	(27,066)	(2,111)	(29,177)
Net realized and unrealized gains (losses):
Included in earnings	(194)	3	(191)	117	11	128
Included in other comprehensive income (loss)	(156)	(6)	(162)	(460)	(47)	(507)
Purchases	—	—	—	7,994	1,075	9,069
Sales	(8,838)	(349)	(9,187)	(2,824)	(1,954)	(4,778)
Settlements	(8,591)	(526)	(9,117)	(12,294)	(2,567)	(14,861)
Fair value at end of period	$—	$—	$—	$12,509	$873	$13,382

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Financial instruments not measured at fair value

In estimating the fair values of its financial instruments not measured at fair value, the Company used the following methods and assumptions:

Cash and cash equivalents

The carrying amount for cash and cash equivalents approximates fair value due to the short-term maturity of these investments.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of September 30, 2018 and December 31, 2017:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
September 30, 2018
Assets:
Cash and cash equivalents	$2,205,319	$2,205,319	$2,205,319	$—	$—
Deposits with banks	$37,547	$37,370	$4,801	$32,569	$—
Notes receivable, net	$13,410	$12,416	$—	$—	$12,416
Secured financings receivable	$86,509	$86,509	$—	$86,509	$—
Liabilities:
Deposits	$4,548,635	$4,548,635	$4,548,635	$—	$—
Secured financings payable	$86,501	$86,501	$—	$86,501	$—
Notes and contracts payable	$735,258	$736,806	$—	$728,476	$8,330

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2017
Assets:
Cash and cash equivalents	$1,387,226	$1,387,226	$1,387,226	$—	$—
Deposits with banks	$41,335	$41,259	$6,846	$34,413	$—
Notes receivable, net	$7,066	$6,798	$—	$—	$6,798
Liabilities:
Deposits	$3,070,566	$3,070,566	$3,070,566	$—	$—
Notes and contracts payable	$732,810	$755,670	$—	$751,827	$3,843

Note 12 – Share-Based Compensation

The following table presents costs associated with the Company’s share-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Expense:
RSUs	$6,392	$5,865	$31,570	$28,634
Stock options	—	69	—	203
Employee stock purchase plan	849	682	2,806	2,359
	$7,241	$6,616	$34,376	$31,196

The following table summarizes RSU activity for the nine months ended September 30, 2018:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2017	1,411	$36.66
Granted during 2018	741	$55.65
Vested during 2018	(869)	$41.34
Forfeited during 2018	(34)	$44.93
Unvested at September 30, 2018	1,249	$44.43

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 13 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the nine months ended September 30, 2018:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2017	$36,803	$(38,832)	$(65,460)	$(67,489)
Cumulative-effect adjustment, net of taxes (1)	(40,550)	—	—	(40,550)
Change in unrealized gains (losses) on debt securities	(96,416)	—	—	(96,416)
Change in foreign currency translation adjustment	—	(11,856)	—	(11,856)
Amortization of net actuarial loss	—	—	3,615	3,615
Amortization of prior service credit	—	—	(3,135)	(3,135)
Tax effect	22,483	560	(123)	22,920
Balance at September 30, 2018	$(77,680)	$(50,128)	$(65,103)	$(192,911)
Allocated to the Company	$(77,681)	$(50,128)	$(65,103)	$(192,912)
Allocated to noncontrolling interests	1	—	—	1
Balance at September 30, 2018	$(77,680)	$(50,128)	$(65,103)	$(192,911)

(1)

The Company recognized a cumulative-effect adjustment to retained earnings for cumulative net unrealized gains related to its investments in equity securities upon adoption of new accounting guidance on January 1, 2018.  See Note 1 Basis of Condensed Consolidated Financial Statements for further discussion of the new guidance.

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended September 30, 2018 and 2017:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended September 30, 2018
Pretax change before reclassifications	$(21,879)	$2,441	$—	$(19,438)
Reclassifications out of AOCI	2,522	—	160	2,682
Tax effect	4,695	560	(42)	5,213
Total other comprehensive income (loss), net of tax	$(14,662)	$3,001	$118	$(11,543)
Three Months Ended September 30, 2017
Pretax change before reclassifications	$22,833	$11,415	$(8,646)	$25,602
Reclassifications out of AOCI	(928)	—	153,301	152,373
Tax effect	(7,976)	—	(58,764)	(66,740)
Total other comprehensive income (loss), net of tax	$13,929	$11,415	$85,891	$111,235

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the nine months ended September 30, 2018 and 2017:

(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Nine Months Ended September 30, 2018
Pretax change before reclassifications	$(101,173)	$(11,856)	$—	$(113,029)
Reclassifications out of AOCI	4,757	—	480	5,237
Tax effect	22,483	560	(123)	22,920
Total other comprehensive income (loss), net of tax	$(73,933)	$(11,296)	$357	$(84,872)
Nine Months Ended September 30, 2017
Pretax change before reclassifications	$95,329	$23,558	$(8,646)	$110,241
Reclassifications out of AOCI	(14,285)	—	164,912	150,627
Tax effect	(29,030)	—	(63,205)	(92,235)
Total other comprehensive income (loss), net of tax	$52,014	$23,558	$93,061	$168,633

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Amounts reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017	Affected line items
Unrealized gains (losses) on securities:
Net realized gains (losses) on sales of securities (1)	$(2,522)	$928	$(4,757)	$14,285	Net realized investment gains (losses)
Pretax total	$(2,522)	$928	$(4,757)	$14,285
Tax effect	$612	$(332)	$1,109	$(5,778)
Pension benefit adjustment (2):
Amortization of net actuarial loss	$(1,205)	$(1,958)	$(3,615)	$(15,792)	Other operating expenses
Amortization of prior service credit	1,045	1,045	3,135	3,268	Other operating expenses
Settlement costs	—	(152,388)	—	(152,388)	Other operating expenses
Pretax total	$(160)	$(153,301)	$(480)	$(164,912)
Tax effect	$42	$62,276	$123	$66,702

(1)	The current year net realized losses related to sales of debt securities and the prior year net realized gains related to sales of debt and equity securities.
(2)	These components of AOCI are components of net periodic cost. See Note 10 Employee Benefit Plans for additional details.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries engaged in improper debt collection practices, improperly charged fees for products and services, participated in the conveyance of illusory property interests, improperly handled property and casualty claims and gave items of value to builders as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

•	Bartine v. First American Title Insurance Company, et al., filed on August 17, 2018 and pending in the United States District Court for the Middle District of Florida,
•	Chavez v. First American Specialty Insurance Company, filed on June 29, 2017 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Lennen v. First American Financial Corporation, et al., filed on May 19, 2016 and pending in the United States District Court for the Middle District of Florida,
•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017 and pending in the Superior Court of the State of California, County of Sacramento, and
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 15 – Business Combinations

During the nine months ended September 30, 2018, the Company completed acquisitions for an aggregate purchase price of $77.7 million. For acquisitions in which the Company has not completed its purchase price allocation, preliminary fair value estimates for the assets acquired and liabilities assumed have been recorded.  The Company allocates the purchase price of each acquisition to the assets acquired and liabilities assumed using a variety of valuation techniques, including discounted cash flow analysis.  These acquisitions have been included in the Company’s title insurance and services segment.

Current year acquisitions included the purchase of a small, specialized warehouse lender that provides financing for correspondent mortgage lenders.  The business has itself secured warehouse lending facilities with several banking institutions.  The mortgage loans are generally sold by the correspondent mortgage lenders to investors within 30 days and more typically in less than 10 days.  The assets acquired included secured financings receivable from correspondent mortgage lenders of $69.6 million and liabilities assumed included secured financings payable of $69.8 million.  The combined capacity for the warehouse lending facilities totals $123.0 million with one additional warehouse lending facility having no stated capacity.  Interest rates for the warehouse lending facilities range from 3.50% to the current prime lending rate as published by The Wall Street Journal.  At September 30, 2018, outstanding borrowings under the facilities totaled $86.5 million.

During the three and nine months ended September 30, 2017, the Company completed acquisitions for an aggregate purchase price of $87.3 million and $91.1 million. These acquisitions have been included in the Company’s title insurance and services segment.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended September 30, 2018:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,413,841	$206,539	$29,978	$28,342
Specialty Insurance	124,179	6,201	1,713	2,403
Corporate	4,461	(17,153)	38	—
Eliminations	(295)	—	—	—
	$1,542,186	$195,587	$31,729	$30,745

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$532,769	$615,113	$195,963	$60,871	$9,125	$1,413,841
Specialty Insurance	116,606	—	2,981	2,573	2,019	124,179
	$649,375	$615,113	$198,944	$63,444	$11,144	$1,538,020

For the three months ended September 30, 2017:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,397,262	$181,199	$34,363	$33,750
Specialty Insurance	118,481	6,178	1,599	2,015
Corporate	4,108	(169,415)	38	—
Eliminations	(283)	—	—	—
	$1,519,568	$17,962	$36,000	$35,765

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$538,063	$629,186	$199,271	$37,901	$(7,159)	$1,397,262
Specialty Insurance	113,041	—	2,814	2,468	158	118,481
	$651,104	$629,186	$202,085	$40,369	$(7,001)	$1,515,743

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the nine months ended September 30, 2018:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$3,968,347	$518,565	$87,438	$84,296
Specialty Insurance	357,750	26,220	4,981	9,981
Corporate	5,488	(54,165)	115	—
Eliminations	(854)	—	—	—
	$4,330,731	$490,620	$92,534	$94,277

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$1,515,537	$1,701,831	$588,079	$154,009	$8,891	$3,968,347
Specialty Insurance	339,298	—	8,807	7,561	2,084	357,750
	$1,854,835	$1,701,831	$596,886	$161,570	$10,975	$4,326,097

For the nine months ended September 30, 2017:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$3,937,119	$476,746	$91,471	$100,059
Specialty Insurance	343,908	25,779	4,697	5,797
Corporate	10,872	(216,529)	124	—
Eliminations	(859)	—	—	—
	$4,291,040	$285,996	$96,292	$105,856

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$1,492,258	$1,757,796	$578,549	$99,181	$9,335	$3,937,119
Specialty Insurance	326,935	—	8,427	7,118	1,428	343,908
	$1,819,193	$1,757,796	$586,976	$106,299	$10,763	$4,281,027

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In March 2017, the FASB issued updated guidance intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost through the disaggregation of the service cost component from the other components of net benefit cost.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company adopted this change in accounting principle at the beginning of 2018 and applied the change retrospectively to the prior year.  As a result, other components of net benefit cost totaling $155.4 million and $171.4 million were reclassified from personnel costs to other operating expenses on the condensed consolidated statements of income for the three and nine months ended September 30, 2017, respectively.  See Note 10 Employee Benefit Plans to the condensed consolidated financial statements for further information on the Company’s net periodic pension costs.

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

In October 2016, the FASB issued updated guidance intended to simplify and improve the accounting for the income tax consequences of intra-entity transfers of assets, other than inventory.  The updated guidance, which eliminates the intra-entity transfers exception, requires entities to recognize the income tax consequences of intra-entity transfers of assets, other than inventory, when the transfers occur.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The adoption of this guidance had no impact on the Company’s condensed consolidated financial statements.

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

Pending Accounting Pronouncements

In August 2018, the FASB issued updated guidance that is intended to reduce potential diversity in practice in accounting for the costs of implementing cloud computing arrangements (i.e., hosting arrangements) that are service contracts.  The updated guidance aligns the requirements for capitalizing implementation costs for these arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

In August 2018, the FASB issued updated guidance as part of its disclosure framework project intended to improve the effectiveness of disclosures in the notes to the financial statements.  The updated guidance eliminates, adds and modifies certain disclosure requirements related to fair value measurements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  Except for the disclosure requirements, the Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

In June 2016, the FASB issued updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently assessing the impact of this guidance on its condensed consolidated financial statements.

In February 2016, the FASB issued updated guidance that requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-of-use asset and a liability to make lease payments and disclose key information about leasing arrangements.  The updated guidance is required to be adopted using a modified retrospective transition approach.  In July 2018, the FASB issued additional updates to the new guidance which allows for the initial application of the guidance at the adoption date and for the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted.  While the Company is currently evaluating the impact the new guidance will have on its condensed consolidated financial statements, the Company expects the adoption of the new guidance will result in a material increase in the assets and liabilities on its condensed consolidated balance sheets and will likely have an insignificant impact on its condensed consolidated statements of income and statements of cash flows.

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

According to the Mortgage Bankers Association’s October 16, 2018 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 3.0% in the third quarter of 2018 when compared with the third quarter of 2017.  According to the MBA Forecast, the dollar amount of purchase originations increased 8.1% and refinance originations decreased 26.5%.  This volume of domestic residential mortgage origination activity contributed to an increase in direct premiums and escrow fees for the Company’s direct title operations of 1.1% from domestic residential purchase transactions and a 22.9% decrease in direct premiums and escrow fees from domestic refinance transactions in the third quarter of 2018 when compared with the third quarter of 2017.

During the third quarter of 2018, the level of domestic title orders opened per day by the Company’s direct title operations decreased 10.5% when compared with the third quarter of 2017.  Residential refinance and purchase opened orders per day decreased 32.0% and 4.2%, respectively, while commercial opened orders per day increased 2.8% when compared to the third quarter of 2017.

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

Title Insurance and Services

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenues
Direct premiums and escrow fees	$532,769	$538,063	$(5,294)	(1.0)%	$1,515,537	$1,492,258	$23,279	1.6%
Agent premiums	615,113	629,186	(14,073)	(2.2)	1,701,831	1,757,796	(55,965)	(3.2)
Information and other	195,963	199,271	(3,308)	(1.7)	588,079	578,549	9,530	1.6
Net investment income	60,871	37,901	22,970	60.6	154,009	99,181	54,828	55.3
Net realized investment gains (losses)	9,125	(7,159)	16,284	227.5	8,891	9,335	(444)	(4.8)
	1,413,841	1,397,262	16,579	1.2	3,968,347	3,937,119	31,228	0.8
Expenses
Personnel costs	425,565	421,892	3,673	0.9	1,246,240	1,222,180	24,060	2.0
Premiums retained by agents	485,621	497,911	(12,290)	(2.5)	1,341,808	1,387,608	(45,800)	(3.3)
Other operating expenses	200,932	196,412	4,520	2.3	594,164	579,528	14,636	2.5
Provision for policy losses and other claims	45,916	46,689	(773)	(1.7)	128,700	130,037	(1,337)	(1.0)
Depreciation and amortization	29,978	34,363	(4,385)	(12.8)	87,438	91,471	(4,033)	(4.4)
Premium taxes	16,910	17,871	(961)	(5.4)	46,401	46,973	(572)	(1.2)
Interest	2,380	925	1,455	157.3	5,031	2,576	2,455	95.3
	1,207,302	1,216,063	(8,761)	(0.7)	3,449,782	3,460,373	(10,591)	(0.3)
Income before income taxes	$206,539	$181,199	$25,340	14.0%	$518,565	$476,746	$41,819	8.8%
Margins	14.6%	13.0%	1.6%	12.3%	13.1%	12.1%	1.0%	8.3%

Direct premiums and escrow fees were $532.8 million and $1.5 billion for the three and nine months ended September 30, 2018, respectively, a decrease of $5.3 million, or 1.0%, and an increase of $23.3 million, or 1.6%, when compared with the respective periods of the prior year.  The decrease for the three months ended September 30, 2018 was primarily due to a decrease in domestic title orders closed, partially offset by an increase in the average revenues per order closed.  The increase for the nine months ended September 30, 2018 was primarily due to an increase in the average revenues per order closed, partially offset by a decrease in the domestic title orders closed.  The average revenues per order closed were $2,667 and $2,529 for the three and nine months ended September 30, 2018, respectively, increases of 16.1% and 14.2% when compared with $2,298 and $2,215 for the respective periods of the prior year. The increases in average revenues per order closed for the three and nine months ended September 30, 2018 were primarily attributable to higher average revenue per order from commercial transactions, higher residential real estate values, premium and fee increases related to residential purchase transactions, and a shift in the mix of direct revenues from lower premium residential refinance products to higher premium commercial products.  The Company’s direct title operations closed 184,500 and 554,300 title orders during the three and nine months ended September 30, 2018, respectively, decreases of 13.9% and 10.5% when compared with 214,300 and 619,500 title orders closed during the respective periods of the prior year. Domestic refinance orders closed per day decreased by 31.6% and 23.0%, and domestic residential purchase orders closed per day decreased by 4.5% and 1.3% for the three and nine months ended September 30, 2018, respectively, when compared to the same periods of 2017.

Agent premiums were $615.1 million and $1.7 billion for the three and nine months ended September 30, 2018, respectively, decreases of $14.1 million, or 2.2%, and $56.0 million, or 3.2%, when compared with the respective periods of the prior year.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.  As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums.  Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity.  The decrease in agent premiums for the three months ended September 30, 2018 is generally consistent with the 3.1% increase in the Company’s direct premiums and escrow fees in the second quarter of 2018 as compared with the second quarter of 2017. The decrease in agent premiums for the three months ended September 30, 2018 was also the result of lower volumes in California.

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

Information and other revenues were $196.0 million and $588.1 million for the three and nine months ended September 30, 2018, respectively, a decrease of $3.3 million, or 1.7%, and an increase of $9.5 million, or 1.6%, when compared with the respective periods of the prior year.  The decrease for the three months ended September 30, 2018 was primarily attributable to the impact of lower overall mortgage origination activity and a decline in foreclosure activity, partially offset by the impact of recent acquisitions.  The increase for the nine months ended September 30, 2018 was driven by recent acquisitions.  Excluding the $9.0 million and $37.1 million impact of new acquisitions for the three and nine months ended September 30, 2018, respectively, information and other revenues decreased $12.3 million, or 6.2%, and $27.6 million, or 4.8%, when compared with the respective periods of the prior year.  The decreases in information and other revenues for the three and nine months ended September 30, 2018, adjusted for the impact of acquisitions, were primarily due to the impact of lower overall mortgage origination activity and a decline in foreclosure activity.

Net investment income totaled $60.9 million and $154.0 million for the three and nine months ended September 30, 2018, respectively, increases of $23.0 million, or 60.6%, and $54.8 million, or 55.3%, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher average balances and higher short-term interest rates, which drove higher income from the Company’s cash and investment portfolio, tax-deferred property exchange business and escrow balances.

Net realized investment gains totaled $9.1 million and $8.9 million for the three and nine months ended September 30, 2018, respectively.  The net realized gains for the three and nine months ended September 30, 2018 were primarily from an increase in the fair values of equity securities, partially offset by losses from the sales of debt securities.  Net realized investment losses totaled $7.2 million for the three months ended September 30, 2017 and net realized investment gains totaled $9.3 million for the nine months ended September 30, 2017. Net realized investment losses for the three months ended September 30, 2017 primarily related to a $6.6 million loss recognized when the Company purchased the remaining equity ownership in an investment in an affiliate during the third quarter of 2017.  Net realized investment gains for the nine months ended September 30, 2017 primarily related to sales of equity securities, partially offset by the third quarter loss of $6.6 million described above.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs.  This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $425.6 million and $1.2 billion for the three and nine months ended September 30, 2018, respectively, increases of $3.7 million, or 0.9%, and $24.1 million, or 2.0%, when compared with the respective periods of the prior year.  The increases were driven by recent acquisitions. Excluding the $6.4 million and $24.8 million impact of new acquisitions for the three and nine months ended September 30, 2018, respectively, personnel costs decreased $2.7 million, or 0.6%, and $0.7 million, or 0.1%, when compared with the same periods of the prior year.  The decrease for the three months ended September 30, 2018, adjusted for the impact of new acquisitions, was primarily attributable to lower incentive compensation expense, partially offset by higher employee benefit costs.  The slight decrease for the nine months ended September 30, 2018, adjusted for the impact of new acquisitions, was primarily attributable to lower incentive compensation expense, overtime expense, severance expense and temporary labor costs, mostly offset by higher salary expense and share-based compensation costs.

Agents retained $485.6 million and $1.3 billion of title premiums generated by agency operations for the three and nine months ended September 30, 2018, respectively, which compares with $497.9 million and $1.4 billion for the respective periods of the prior year.  The percentage of title premiums retained by agents was 78.9% and 78.8% for the three and nine months ended September 30, 2018, respectively, compared to 79.1% and 78.9% for the respective periods of the prior year.

Other operating expenses for the title insurance and services segment were $200.9 million and $594.2 million for the three and nine months ended September 30, 2018, respectively, increases of $4.5 million, or 2.3%, and $14.6 million, or 2.5%, when compared with the respective periods of the prior year.  The increases were driven by recent acquisitions.  Excluding the $4.8 million and $16.2 million impact of new acquisitions for the three and nine months ended September 30, 2018, respectively, other operating expenses decreased $0.3 million, or 0.1%, and $1.6 million, or 0.3%, when compared with the respective periods of the prior year.  The slight decreases for the three and nine months ended September 30, 2018, adjusted for the impact of new acquisitions, were primarily attributable to small decreases across a number of expense categories, mostly offset by the recording of a reserve related to a legacy regulatory matter during the third quarter of 2018 and higher software expense and foreign exchange losses.  The nine months ended September 30, 2018 were also impacted by lower production related expenses.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 4.0% for the three and nine months ended September 30, 2018 and 2017.  The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.  The 4.0% rate for the third quarter of 2017 reflected the ultimate loss rate for the 2017 policy year and no change in the loss reserve estimates for prior policy years.

Depreciation and amortization expense was $30.0 million and $87.4 million for the three and nine months ended September 30, 2018, respectively, decreases of $4.4 million, or 12.8%, and $4.0 million, or 4.4%, when compared with the respective periods of the prior year.  The decreases were primarily attributable to $4.7 million in out-of-period adjustments recorded in the prior year to fully amortize certain title plant imaging assets that were misclassified as title plant assets and accelerated amortization of internally developed software in the prior year, partially offset by an increase in amortization expense from recent acquisitions.

Premium taxes were $16.9 million and $46.4 million for the three and nine months ended September 30, 2018, respectively, decreases of $1.0 million, or 5.4%, and $0.6 million, or 1.2%, respectively, compared to $17.9 million and $47.0 million for the same periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.5% and 1.4% for the three and nine months ended September 30, 2018 and 2017, respectively.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to the relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase.  Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity.  Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations.  Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  Pretax margins for the three and nine months ended September 30, 2018 were 14.6% and 13.1%, respectively, compared with 13.0% and 12.1% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenues
Direct premiums	$116,606	$113,041	$3,565	3.2%	$339,298	$326,935	$12,363	3.8%
Information and other	2,981	2,814	167	5.9	8,807	8,427	380	4.5
Net investment income	2,573	2,468	105	4.3	7,561	7,118	443	6.2
Net realized investment gains	2,019	158	1,861	NM [1]	2,084	1,428	656	45.9
	124,179	118,481	5,698	4.8	357,750	343,908	13,842	4.0
Expenses
Personnel costs	19,416	18,478	938	5.1	57,234	53,632	3,602	6.7
Other operating expenses	18,705	16,537	2,168	13.1	56,184	50,588	5,596	11.1
Provision for policy losses and other claims	76,280	73,660	2,620	3.6	207,695	203,658	4,037	2.0
Depreciation and amortization	1,713	1,599	114	7.1	4,981	4,697	284	6.0
Premium taxes	1,864	2,029	(165)	(8.1)	5,436	5,554	(118)	(2.1)
	117,978	112,303	5,675	5.1	331,530	318,129	13,401	4.2
Income before income taxes	$6,201	$6,178	$23	0.4%	$26,220	$25,779	$441	1.7%
Margins	5.0%	5.2%	(0.2)%	(3.8)%	7.3%	7.5%	(0.2)%	(2.7)%

(1)	Not meaningful

Direct premiums were $116.6 million and $339.3 million for the three and nine months ended September 30, 2018, respectively, increases of $3.6 million, or 3.2%, and $12.4 million, or 3.8%, when compared with the respective periods of the prior year.  The increases were attributable to higher premiums earned in the home warranty business driven by an increase in the average prices charged per home warranty residential service contract and an increase in the number of contracts issued.

Net realized investment gains totaled $2.0 million and $2.1 million for the three and nine months ended September 30, 2018, respectively, and were primarily from the increase in the fair values of equity securities, partially offset by losses from the sales of debt securities.  Net realized investment gains totaled $0.2 million and $1.4 million for the three and nine months ended September 30, 2017, respectively, and were from the sales of debt and equity securities.

Personnel costs and other operating expenses were $38.1 million and $113.4 million for the three and nine months ended September 30, 2018, respectively, increases of $3.1 million, or 8.9%, and $9.2 million, or 8.8%, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher salary expense due to higher average salaries and higher advertising expense, sales tax expense, allocations related to corporate shared services, employee benefit costs and professional services expense.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 62.9% and 56.1% for the three and nine months ended September 30, 2018, respectively, compared with 60.1% and 56.1% for the respective periods of the prior year.  The increase in the claims rate for the three months ended September 30, 2018 was primarily attributable to an increase in claims severity.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 72.5% and 75.2% for the three and nine months ended September 30, 2018, respectively, compared with 77.8% and 77.3% for the respective periods of the prior year.  The decrease in the claims rate for the three months ended September 30, 2018 was primarily attributable to a decline in claims frequency, partially offset by an increase in claims severity.

Premium taxes were $1.9 million and $5.4 million for the three and nine months ended September 30, 2018, respectively, compared with $2.0 million and $5.6 million for the respective periods of the prior year.  Premium taxes as a percentage of specialty insurance segment premiums were 1.6% for the three and nine months ended September 30, 2018, and 1.8% and 1.7% for the three and nine months ended September 30, 2017, respectively.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal.  With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations.  Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Pretax margins for the three and nine months ended September 30, 2018 were 5.0% and 7.3%, respectively, compared with 5.2% and 7.5% in the respective periods of the prior year.

Corporate

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Revenues
Net investment income	$4,461	$4,108	$353	8.6%	$5,488	$10,872	$(5,384)	(49.5)%
	4,461	4,108	353	8.6	5,488	10,872	(5,384)	(49.5)
Expenses
Personnel costs	4,858	3,622	1,236	34.1	8,981	11,758	(2,777)	(23.6)
Other operating expenses	8,297	161,664	(153,367)	(94.9)	25,533	191,221	(165,688)	(86.6)
Depreciation and amortization	38	38	—	—	115	124	(9)	(7.3)
Interest	8,421	8,199	222	2.7	25,024	24,298	726	3.0
	21,614	173,523	(151,909)	(87.5)	59,653	227,401	(167,748)	(73.8)
Loss before income taxes	$(17,153)	$(169,415)	$152,262	89.9%	$(54,165)	$(216,529)	$162,364	75.0%

Net investment income totaled $4.5 million and $5.5 million for the three and nine months ended September 30, 2018, respectively, compared with $4.1 million and $10.9 million for the respective periods of the prior year.  The increase in net investment income for the three months ended September 30, 2018 was primarily attributable to higher interest income earned on the Company’s cash balances.  The decline in net investment income for the nine months ended September 30, 2018 was primarily attributable to lower earnings on investments in the Company’s deferred compensation plan when compared to the same period of 2017, partially offset by higher interest income earned on the Company’s cash balances.

Corporate personnel costs and other operating expenses were $13.2 million and $34.5 million for the three and nine months ended September 30, 2018, respectively, compared with $165.3 million and $203.0 million for the respective periods of the prior year.  The decreases were primarily attributable to pension settlement costs of $152.4 million that the Company recognized during the third quarter of 2017 upon completing the termination of its funded defined benefit pension plans.

Interest expense was $8.4 million and $25.0 million for the three and nine months ended September 30, 2018, respectively, increases of $0.2 million, or 2.7%, and $0.7 million, or 3.0%, when compared with the respective periods of the prior year.  The increases were due to an increase in the interest rate on borrowings under the Company’s credit facility.  Borrowings under the credit facility bear interest at a variable rate, which increased in 2018 when compared to 2017.

Eliminations

The Company’s inter-segment eliminations were not material for the three and nine months ended September 30, 2018 and 2017.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 22.6% and 22.0% for the three and nine months ended September 30, 2018, respectively, compared with -17.9% and 29.7% for the respective periods of the prior year.  The difference in the effective tax rates is primarily due to the reduction in the federal income tax rate from 35% to 21% as a result of the Tax Reform Act, and the effective tax rates for 2017 also reflect state tax benefits relating to the termination of the Company’s pension plan, as well as the release of reserves relating to tax positions taken on prior year tax returns.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and nine months ended September 30, 2018 was $151.5 million and $382.7 million, respectively, compared with $21.2 million and $201.2 million for the respective periods of the prior year. Net income attributable to the Company for the three and nine months ended September 30, 2018 was $151.5 million, or $1.34 per diluted share, and $382.8 million, or $3.38 per diluted share, respectively, compared with $21.4 million, or $0.19 per diluted share, and $201.9 million, or $1.80 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities totaled $484.9 million and $455.5 million for the nine months ended September 30, 2018 and 2017, respectively, after claim payments, net of recoveries, of $334.0 million and $351.4 million, respectively.  The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2018 and 2017 were purchases of debt and equity securities, dividends to common stockholders, capital expenditures, business acquisitions and, for the nine months ended September 30, 2018, advances under secured financing agreements and repayments of secured financings payable.  The most significant nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2018 and 2017 were proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations and, for the nine months ended September 30, 2018, borrowings under secured financing agreements and collections of secured financings receivable.  The net effect of all activities on total cash and cash equivalents were increases of $818.1 million and $135.8 million for the nine months ended September 30, 2018 and 2017, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In August 2018, the Company’s board of directors approved an increase in the Company’s quarterly cash dividend to 42 cents per common share, representing an 11% increase from the prior level of 38 cents per common share.  The dividend increase became effective beginning with the September 2018 dividend. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $182.4 million remained as of September 30, 2018.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2018 and, as of September 30, 2018, had repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $67.6 million.

Holding Company.     First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries.  The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses.  The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements.  The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements.  At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received.  Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders.  As of September 30, 2018, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2018, without prior approval from applicable regulators, was dividends of $230.2 million and loans and advances of $95.9 million.  However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies.  Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

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

As of September 30, 2018, the holding company’s sources of liquidity included $152.9 million of cash and cash equivalents and $540.0 million available on the Company’s revolving credit facility.  Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto.  The credit agreement is comprised of a $700.0 million revolving credit facility.  Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate on May 14, 2019.  The obligations of the Company under the credit agreement are neither secured nor guaranteed.  Proceeds under the credit agreement may be used for general corporate purposes.  At September 30, 2018, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 3.87%.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.  Upon the occurrence of an event of default the lenders may accelerate the loans.  Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate.  As of September 30, 2018, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities.  In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources.  During the nine months ended September 30, 2018, the Company financed securities for funds received totaling $10.0 million under these agreements.  As of September 30, 2018, no amounts remained outstanding under these agreements.

In addition to being a party to master repurchase agreements, the Company’s federal savings bank subsidiary, First American Trust, FSB, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with certain correspondent institutions.  As of September 30, 2018, no amounts remained outstanding under any of these facilities.

In May 2018, the Company purchased a small, specialized warehouse lender that provides financing for correspondent mortgage lenders.  The business has itself secured warehouse lending facilities with several banking institutions.  The mortgage loans are generally sold, and the lending facilities are generally repaid, within 30 days and more typically in less than 10 days.  The combined capacity for the warehouse lending facilities totals $123.0 million with one additional warehouse lending facility having no stated capacity.  Interest rates for the warehouse lending facilities range from 3.50% to the current prime lending rate as published by The Wall Street Journal.  At September 30, 2018, outstanding borrowings under the facilities totaled $86.5 million.

Notes and contracts payable and secured financings payable as a percentage of total capitalization was 18.6% and 17.4% at September 30, 2018 and December 31, 2017, respectively.  Notes and contracts payable as a percentage of total capitalization (excluding secured financings payable) was 16.7% and 17.4% at September 30, 2018 and December 31, 2017, respectively.

Investment Portfolio.   The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries.  As of September 30, 2018, 93% of the Company’s investment portfolio consisted of fixed income securities, of which 64% were United States government-backed or rated AAA and 95% were rated or classified as investment grade.  Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.  For further information on the credit quality of the Company’s investment portfolio at September 30, 2018, see Note 4 Debt and Equity Securities to the condensed consolidated financial statements.

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $8.9 billion and $7.5 billion at September 30, 2018 and December 31, 2017, respectively, of which $4.4 billion and $2.9 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.8 billion and $3.7 billion at September 30, 2018 and December 31, 2017, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.6 billion at September 30, 2018 and December 31, 2017.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of September 30, 2018, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries engaged in improper debt collection practices, improperly charged fees for products and services, participated in the conveyance of illusory property interests, improperly handled property and casualty claims and gave items of value to builders as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

•	Bartine v. First American Title Insurance Company, et al., filed on August 17, 2018 and pending in the United States District Court for the Middle District of Florida,
•	Chavez v. First American Specialty Insurance Company, filed on June 29, 2017 and pending in the Superior Court of the State of California, County of Los Angeles,
•	Lennen v. First American Financial Corporation, et al., filed on May 19, 2016 and pending in the United States District Court for the Middle District of Florida,
•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017 and pending in the Superior Court of the State of California, County of Sacramento, and

•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

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

1. Conditions in the real estate market generally impact the demand for a substantial portion of the Company’s products and services and the Company’s claims experience

Demand for a substantial portion of the Company’s products and services generally decreases as the number of real estate transactions in which its products and services are purchased decreases.  The number of real estate transactions in which the Company’s products and services are purchased decreases in the following situations, among others:

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

10. Changes in the Company’s relationships with large mortgage lenders or government–sponsored enterprises could adversely affect the Company

The mortgage market in the United States is concentrated.  Due to the consolidated nature of the industry, the Company derives a significant percentage of its revenues from a relatively small base of lenders, and their borrowers, which enhances the negotiating power of these lenders with respect to the pricing and the terms on which they purchase the Company’s products and other matters.  Similarly, government-sponsored enterprises, because of their significant role in the mortgage process, have significant influence over the Company and other service providers.  These circumstances could adversely affect the Company’s revenues and profitability.  Changes in the Company’s relationship with any of these lenders or government-sponsored enterprises, the loss of all or a portion of the business the Company derives from these parties, any refusal of these parties to accept the Company’s products and services, the modification of the government-sponsored enterprises’ requirement for title insurance in connection with mortgages they purchase or the use of alternatives to the Company’s products and services, could have a material adverse effect on the Company.

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

13. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $121.7 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

18. Technological and other developments could change the way real estate transactions are conducted and related documents are processed in a manner that adversely affects the Company

Significant efforts are being made to transform through technology and other methods the manner in which real estate transactions are conducted, including the method for verifying the identities of the parties to a transaction; the process by which instruments and other documents are prepared, delivered, executed, authenticated and registered; the method by which collateral is valued and the interest in collateral is secured; and the process to protect the security of the transaction.  Efforts are also being made to disrupt the traditional real estate brokerage model. These efforts, and the manner in which the Company, its agents and other industry participants respond to them, could require significant additional investment by the Company, could lead to a reduction in market share or profitability or could otherwise have an adverse effect on the Company.

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

21. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds.  If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders.  Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited.  As of September 30, 2018, under such regulations, the maximum amount available in 2018 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $230.2 million and loans and advances of $95.9 million.

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

Date: October 25, 2018