Form 10-K
period 2018-12-31
First American Financial Corp
filed 2019-02-20
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(714) 250-3000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 was $5,602,927,038.

On February 15, 2019, there were 111,476,203 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2019 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	CHANGES IN APPLICABLE LAWS AND GOVERNMENT REGULATIONS, INCLUDING DATA PRIVACY LAWS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	USE OF SOCIAL MEDIA BY THE COMPANY AND OTHER PARTIES;
•	REGULATION OF TITLE INSURANCE RATES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MANAGEMENT FRAMEWORK;
•	SYSTEMS DAMAGE, FAILURES, INTERRUPTIONS AND INTRUSIONS, OR UNAUTHORIZED DATA DISCLOSURES;
•	INNOVATION EFFORTS OF THE COMPANY AND OTHER INDUSTRY PARTICIPANTS AND ANY RELATED MARKET DISRUPTION;
•	ERRORS AND FRAUD INVOLVING THE TRANSFER OF FUNDS;
•	THE COMPANY’S USE OF A GLOBAL WORKFORCE;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS; AND

•	OTHER FACTORS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN ITEM 1A OF PART I.

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

The Company has its executive offices at 1 First American Way, Santa Ana, California 92707-5913. The Company’s telephone number is (714) 250-3000.

General

The Company, through its subsidiaries, is engaged in the business of providing financial services through its title insurance and services segment and its specialty insurance segment. The title insurance and services segment provides title insurance, closing and/or escrow services and similar or related services domestically and internationally in connection with residential and commercial real estate transactions. It also provides products, services and solutions that are designed to mitigate risk in, or otherwise facilitate real estate transactions.  Many of these products, services and solutions involve the use of real property-related data, including data derived from its proprietary databases. It maintains, manages and provides access to title plant records and images, and, in addition, provides banking, trust, document custodial and wealth management services. The specialty insurance segment issues property and casualty insurance policies and sells home warranty products. In addition, our corporate function consists of certain financing facilities as well as the corporate services that support our business operations.

The substantial majority of our business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal. In the current market environment, we are focused on growing our core title insurance and settlement services business, strengthening our enterprise through data and process advantages and managing and actively investing in complementary businesses that support and/or leverage our core title and settlement services business. We are also focused on continued improvement of our customers’ experiences with our products, services and solutions, and on enhancing our services offered to title agents. We remain committed to efficiently managing our business to market conditions throughout business cycles.

Title Insurance and Services Segment

Our title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions, many of which products, services and solutions involve the use of real property-related data; maintains, manages and provides access to title plant records and images; and provides appraisals and other valuation-related products and services, lien release and document custodial services, warehouse lending services, default-related products and services, evidence of title, and banking, trust and wealth management services. In 2018, 2017 and 2016 the Company derived 91.9%, 91.7% and 92.1% of its consolidated revenues, respectively, from this segment.

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

Before issuing title policies, title insurers typically seek to limit their risk of loss by accurately performing title searches and examinations and, in many instances, curing title defects identified therein.  These searches, examinations and curative efforts distinguish title insurers from other insurers, such as property and casualty insurers.  Whereas title insurers generally insure against losses arising out of circumstances existing as of the date of the policy, property and casualty insurers generally insure against losses arising out of events that occur subsequent to policy issuance.  As a result of these differences, title insurers typically experience relatively low claims, as a percentage of premiums, when compared to property and casualty insurers, but have relatively high expenses.  The primary costs of a title insurer issuing a policy directly pertain to personnel and other costs associated with the search and examination process, the curative process, the preparation of preliminary reports or commitments, title plant maintenance, and sales, as well as technology and other administrative expenses.  Where the policy is issued by an agent, the premium retained by the agent is also a primary expense.

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

In the United States, the closing or settlement function, sometimes called an escrow in the western states, is, depending on the local custom in the region, performed by a lawyer, an escrow company or a title insurance company or agent, generally referred to as a “closer.” Once documentation has been prepared and signed, and any required mortgage lender payoff demands are obtained, the transaction closes. The closer typically records the appropriate title documents and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued, typically insuring the priority of the mortgage of the real property mortgage lender in the amount of its mortgage loan and the buyer in the amount of the purchase price. The time between the opening of the title order and the issuance of the title policy is usually between 30 and 90 days. Before a closing takes place, however, the closer typically requests that the title insurer or agent provide an update to the commitment to discover any adverse matters affecting title and, if any are found, works with the seller to eliminate them so that the title insurer or agent issues the title policy subject only to those exceptions to coverage which are acceptable to the title insurer, the buyer and the buyer’s lender.

Issuing the Policy: Direct vs. Agency.  A title insurance policy can be issued directly by a title insurer or indirectly on behalf of a title insurer through agents, which usually operate independently of the title insurer and typically issue policies for more than one insurer. Where the policy is issued by a title insurer, the search is performed by or on behalf of the title insurer, and the premium is collected and retained by the title insurer. Where the policy is issued by an agent, the search is typically performed by or on behalf of the agent, and the agent collects, and retains a portion of, the premium. The agent remits the remainder of the premium to the title insurer as compensation for the insurer bearing the risk of loss in the event a claim is made under the policy and for other services the insurer may provide. The percentage of the premium retained by an agent varies by geography and from agent to agent. A title insurer is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issues its policy directly or indirectly through an agent. In addition, when a title insurer has issued a commitment to insure a particular transaction, it may be requested to issue a closing protection letter that protects a lender or borrower, or in some states also a seller, from a loss of funds, under certain conditions, caused by the actions of the title insurer or its agent. When a loss to the title insurer occurs under a policy issued through an agent or a closing protection letter, under certain circumstances the title insurer may seek recovery of all or a portion of the loss from the agent or the agent’s errors and omissions insurance carrier.

Premiums.    The premium for title insurance is typically due and earned in full when the real estate transaction is closed. Premiums generally are calculated with reference to the policy amount. The premium charged by a title insurer or an agent is subject to regulation in most areas. Such regulations vary from state to state.

Our Title Insurance Operations

Overview.     We conduct our title insurance and closing business through a network of direct operations and agents. Through this network, we issue policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories.  We also offer title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets as described in the “International Operations” section below.

Customers, Sales and Marketing.  The mortgage market in the United States is concentrated. We believe that the top five mortgage lenders by volume collectively originate or are involved in approximately 28% of the mortgage origination volume in the United States. These institutions purchase title insurance policies and other products and services from us. These institutions also benefit from our products and services which are purchased for their benefit by others, such as title insurance policies purchased by borrowers as a condition to the making of a loan. The refusal of one or more of these or other significant lending institutions to purchase products and services from us or to accept our products and services that are to be purchased for their benefit could have a material adverse effect on the title insurance and services segment.

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

Within the direct channel, our sales and marketing efforts are focused on the primary sources of business referrals. For residential business referred by local or decentralized customers, we market to real estate agents and brokers, mortgage brokers, real estate attorneys, mortgage originators, homebuilders and escrow service providers. We also market directly to firms that purchase and sell residential real estate on a large-scale basis. For refinance and default-related business referred by customers with centrally managed platforms, we market to mortgage originators, servicers and government-sponsored enterprises. For the commercial business we market primarily to commercial real estate investors, including real estate investment trusts, insurance brokers, insurance companies and asset managers, as well as to law firms, commercial banks, investment banks, mortgage brokers and the owners of commercial real estate. In some instances we may supplement the efforts of our sales force with general marketing. Our marketing efforts emphasize our product offerings, the quality and timeliness of our services, our financial strength, process innovation and our national presence. We also provide educational information on our website and through other means to help consumers better understand our services and the homebuying/settlement process in general.

Underwriting. Before a title insurance policy is issued, a number of underwriting decisions are made. For example, matters of record revealed during the title search may require a determination as to whether an exception should be taken in the policy. We believe that it is important for the underwriting function to operate efficiently and effectively at all decision-making levels so that transactions may proceed in a timely manner. To perform this function, we have underwriters at the regional, divisional and corporate levels with varying levels of underwriting authority. In an attempt to enhance efficiency and reduce risk, certain underwriting functions are increasingly being automated.

Agency Operations.  As described above, we also issue title insurance policies through a network of agents. Our agreements with our issuing agents typically state the conditions under which the agent is authorized to issue our title insurance policies. The agency agreement also typically prescribes the circumstances under which the agent may be liable to us if a policy loss occurs, as well as the services we provide to the agent and the price for those services.  Those services vary by geography and from agent to agent. We are continuing to seek to provide additional services to our agents, including banking services and closing-related services, in an effort to reduce risk and enhance relationships with our agents. Agency agreements typically are terminable without cause after a specified notice period has been met and are terminable immediately for cause. As is standard in our industry, our agents typically operate with a substantial degree of independence from us and typically act as agents for other title insurers. We evaluate the profitability of our agency relationships on an ongoing basis, including a review of premium splits, deductibles and claims. As a result, from time to time we may terminate or renegotiate the terms of some of our agency relationships.

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

International Operations.   We provide products and services in a number of countries outside of the United States, and our international operations accounted for approximately 5.6% of our title insurance and services segment revenues in 2018. Today we have direct operations and a physical presence in several countries, including Canada, the United Kingdom, South Korea and Australia, as well as in Hong Kong. While reliable data are not available, we believe that we have the largest market share for title insurance outside of the United States.

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

Our international operations present risks that may not exist to the same extent in our domestic operations, including those associated with differences in the nature of the products provided, the scope of coverage provided by those products and the manner in which risk is underwritten. In instances where we have limited claims experience in a foreign jurisdiction it makes it more difficult to set prices and reserve rates. There may also be risks associated with differences in legal systems and/or unforeseen regulatory changes.

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

Reserves for Claims and Losses.    We provide for losses associated with title insurance policies, closing protection letters and other risk-based products based upon our historical experience and other factors by a charge to expense when the related premium revenue is recognized. The resulting reserve for incurred but not reported claims, together with the reserve for known claims, reflects management’s best estimate of the total costs required to settle all claims reported to us and claims incurred but not reported, and are considered to be adequate for such purpose. Each period the reasonableness of the estimated reserves is assessed; if the estimate requires adjustment, such an adjustment is recorded.

Reinsurance and Coinsurance.    We plan to continue our practice of assuming and ceding large title insurance risks through reinsurance. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer. The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss. The primary insurer generally remains liable to its insured for the total risk, but is reinsured under the terms of the reinsurance agreement. In addition to reinsurance arrangements involving other industry participants, we maintain a global reinsurance program involving treaty reinsurance provided by a global syndicate of highly rated non-industry reinsurers. Subject to the treaty limits and certain other limitations, the program generally covers claims made while the program is in effect.

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

Trust, Wealth Management and Banking Services.  Our federal savings bank subsidiary offers trust, wealth management and deposit products and related services, including fund transfer services. The bank does not originate loans. As of December 31, 2018, the bank administered fiduciary and custody assets having a market value of $3.6 billion, which includes managed assets of $1.5 billion. The bank’s balance sheet had assets of $4.1 billion, with deposits of $3.8 billion and stockholder’s equity of $286.9 million. The bank’s deposits have traditionally consisted almost entirely of funds deposited by its affiliates, but increasingly the bank is seeking deposits from title agents that are not affiliates. While the majority of the bank’s deposited funds are associated with commercial and residential real estate transactions being serviced by its customers that are in the title and/or settlement service business, the bank also maintains other deposits, including operating funds deposited by its affiliates.

Specialty Insurance Segment

Property and Casualty Insurance.   Our property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. We are licensed to issue policies in all 50 states and the District of Columbia and actively issue policies in 47 states. The majority of policy liability is in the western United States, including approximately 62% in California. In certain markets we also offer preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance. We market our property and casualty insurance business using both direct distribution channels, including marketing through our existing real estate closing-service activities, and through a network of independent brokers. We purchase reinsurance to limit risk associated with large losses from single events.

Home Warranties.   Our home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period. Coverage is typically for one year and is renewable annually at the option of the contract holder and upon our approval. Coverage and pricing typically vary by geographic region. Fees for the warranties generally are paid at the closing of the home purchase or directly by the consumer. Renewal premiums may be paid by a number of different options. In addition, under the contract, the holder is responsible for a service fee for each trade call. First year warranties primarily are marketed through real estate brokers and agents, and we also market directly to consumers. We generally sell renewals directly to consumers. Our home warranty business currently operates in 36 states and the District of Columbia.

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

In addition, our insurers are subject to the laws of other jurisdictions in which they transact business, which laws typically establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business; regulating trade practices; licensing agents; approving policy forms, accounting practices and financial practices; establishing requirements pertaining to reserves and capital and surplus as regards policyholders; requiring the deferral of a portion of all premiums in a reserve for the protection of policyholders and the segregation of investments in a corresponding amount; establishing parameters regarding suitable investments for reserves, capital and surplus; and approving rate schedules. The manner in which rates are established or changed ranges from states which promulgate rates, to states where individual companies or associations of companies prepare rate filings which are submitted for approval, to a few states in which rate changes do not need to be filed for approval. In addition, each of our insurers is subject to periodic examination by regulatory authorities both within its jurisdiction of organization as well as the other jurisdictions where it is licensed to conduct business.

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

In addition to state-level regulation, our domestic subsidiaries that operate in the insurance business, as well as our home warranty, banking and certain other subsidiaries, are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”). The CFPB has broad authority to regulate, among other areas, the mortgage and real estate markets, including our domestic subsidiaries, in matters which impact consumers. This authority includes the enforcement of federal consumer financial laws, including the Real Estate Settlement Procedures Act. Regulations issued by the CFPB, or the manner in which it interprets and enforces existing consumer protection laws, have impacted and could continue to impact the way in which we conduct our businesses and the profitability of those businesses.

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

As of December 31, 2018, 94% of our investment portfolio consisted of debt securities. As of that date, 69% of our debt securities portfolio was either United States government-backed or rated AAA, and 97% was either rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected.

In addition to our debt and equity securities portfolio, we maintain certain money-market and other short-term investments. We also hold strategic equity investments in companies engaged in our businesses or similar or related businesses.

Employees

As of December 31, 2018, the Company employed 18,251 people on either a part-time or full-time basis.

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

8. Changes in certain laws and regulations, and in the regulatory environment in which the Company operates, could adversely affect the Company

Federal and state officials are currently discussing various potential changes to laws and regulations that could impact the Company’s businesses, including the reform of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and data privacy regulations, among others.  Changes in these areas, and more generally in the regulatory environment in which the Company and its customers operate, could adversely impact the volume of mortgage originations in the United States and the Company’s competitive position and results of operations.

9. Recent and pending data privacy laws and regulations could adversely affect the Company

An increasing number of federal, state, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data, including the California Consumer Privacy Act and the European Union General Data Protection Regulation.  We believe that other jurisdictions are considering similar laws.  The effects of these privacy laws, including the cost of compliance, are not fully known and are potentially significant, and the failure to comply could adversely affect the Company.

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

12. A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength could adversely affect the Company

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory capital and surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required.  Each of the major ratings agencies currently rates the Company’s title insurance operations.  The Company’s principal title insurance underwriter’s financial strength ratings are “A2” by Moody’s Investor Services, Inc., “A” by Fitch Ratings, Inc., “A-” by Standard & Poor’s Ratings Services and “A” by A.M. Best Company, Inc. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations.  These agencies continually review these ratings and the ratings are subject to change.  Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength.  The Company’s principal title insurance underwriter maintained $1.2 billion of total statutory capital and surplus as of December 31, 2018.  Accordingly, if the ratings or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

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

14. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $122.4 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

18. The Company is pursuing various innovative initiatives, which could result in increased title claims or otherwise adversely affect the Company

In an effort to speed the delivery of its products, increase efficiency, improve quality, improve the customer experience and decrease risk, the Company is increasingly utilizing decision science, artificial intelligence and other innovative technologies, processes and techniques.  These efforts include streamlining the closing process by converting certain manual processes into digital ones, in an endeavor to improve the customer experience by simplifying and reducing the time it takes to close a transaction, reducing the risk of fraud and improving communication.  The Company increasingly is employing advanced technologies to automate various processes, including various processes related to the building, maintaining and updating of title plants and other data assets, as well as the search and examination of information in connection with the issuance of title insurance policies.  Risks from these and other innovative initiatives include those associated with potential defects in the design and development of the technologies used to automate processes, misapplication of technologies, the reliance on data that may prove inadequate, and failure to meet customer expectations, among others.  As a result of these risks the Company could experience increased claims, reputational damage or other adverse effects, which could be material to the Company.

19. Potentially disruptive innovation in the real estate industry could adversely affect the Company

In addition to the Company’s innovative activities, other participants in the real estate industry are seeking to innovate in ways that could adversely impact the Company’s businesses.  These participants include certain of the Company’s sources of business, competitors and ultimate customers.  Innovations of these participants may change the demand for the Company’s products and services, the manner in which the Company’s products and services are ordered or fulfilled and the revenue or profitability derived from the products and services.  The Company’s efforts to anticipate and participate in these transformations could require significant additional investment and may not succeed, resulting in a reduction in market share or profitability.  Accordingly, these efforts, and the manner in which the Company, its agents and other industry participants respond to them, could have an adverse effect on the Company.

20. Errors and fraud involving the transfer of funds may adversely affect the Company

The Company relies on its systems, employees and domestic and international banks to transfer its own funds and the funds of third parties.  In addition to relying on third-party banks to transfer these funds, the Company’s federal savings bank subsidiary transfers funds on behalf of the Company as well as title agents that are not affiliates of the Company.  These transfers are susceptible to user input error, fraud, system interruptions, incorrect processing and similar errors that could result in lost funds or delayed transactions.  The Company’s email and computer systems and systems used by its agents, customers and other parties involved in a transaction have been subject to, and are likely to continue to be the target of, fraudulent attacks, including attempts to cause the Company or its agents to improperly transfer funds.  These attacks have increased in frequency and sophistication in recent years.  Funds transferred to a fraudulent recipient are often not recoverable.  In certain instances the Company may be liable for those unrecovered funds.  The controls and procedures used by the Company to prevent transfer errors and fraud may prove inadequate, resulting in financial losses, reputational harm, loss of customers or other adverse consequences which could be material to the Company.

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

22. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds.  If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders.  Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited.  As of December 31, 2018, under such regulations, the maximum amount available in 2019 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $291.2 million and loans and advances of $98.6 million.

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

Each of our business segments uses our executive offices in Santa Ana, California. This office campus consists of five office buildings, a technology center and a two-story parking structure, totaling approximately 490,000 square feet. Three office buildings, totaling approximately 210,000 square feet, and the fixtures thereto and underlying land, are subject to a deed of trust and security agreement securing payment of a promissory note evidencing a loan made in October 2003, to our principal title insurance subsidiary in the original sum of $55.0 million. This loan is payable in monthly installments of principal and interest, is fully amortizing and matures November 1, 2023. The outstanding principal balance of this loan was $19.2 million as of December 31, 2018.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries engaged in improper debt collection practices, improperly charged fees for products and services, participated in the conveyance of illusory property interests, failed to pay overtime and provide break periods, improperly handled property and casualty claims and gave items of value to builders as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

•	Bartine v. First American Title Insurance Company, et al., filed on August 17, 2018 and pending in the United States District Court for the Middle District of Florida,
•	Brackens v. First American Home Warranty Corporation, filed on November 28, 2018 and pending in the United States District Court for the District of Arizona,
•	Lennen v. First American Financial Corporation, et al., filed on May 19, 2016 and pending in the United States District Court for the Middle District of Florida,
•	Leramo v. First American Title Insurance Company, et al., filed on December 19, 2018 and pending in the United States District Court for the Eastern District of California,
•	Simons v. First American Title Insurance Company, filed on December 14, 2018 and pending in the United States District Court for the Middle District of Florida,
•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017 and pending in the Superior Court of the State of California, County of Sacramento, and
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

All of these lawsuits are putative class or collective actions for which a class or collective has not been certified.  For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is not material to the consolidated financial statements as a whole.

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

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  The Company believes it will receive an assessment related to this matter in the first half of 2019.  While the amount of such assessment is not currently known, based on preliminary discussions with the taxing authority, the Company expects the assessment to be in the range of $12.0 million to $12.8 million, plus interest charges.  As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal after the assessment is received, and it believes it is reasonably likely that the Company will prevail on the merits.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 15, 2019, was 2,358.

In January 2019, the Company’s board of directors declared a cash dividend of $0.42 per share. We expect that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time. In addition, the ability to pay dividends also is potentially affected by the restrictions described in Note 2 Statutory Restrictions on Investments and Stockholders’ Equity to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

Unregistered Sales of Equity Securities

During the year ended December 31, 2018, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by the Company on March 16, 2011 and expanded on March 11, 2014, which program has no expiration date, the Company may repurchase up to $250.0 million of the Company’s issued and outstanding common stock.  The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table.  Prices in column (b) include commissions.  Cumulatively, as of December 31, 2018, the Company had repurchased $86.4 million (including commissions) of its shares and had the authority to repurchase an additional $163.6 million (including commissions) under the program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 to October 31, 2018	70,000	$44.16	70,000	$179,346,548
November 1, 2018 to November 30, 2018	153,739	44.94	153,739	172,437,668
December 1, 2018 to December 31, 2018	201,394	43.70	201,394	163,637,006
Total	425,133	$44.22	425,133	$163,637,006

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

The following graph compares the cumulative total stockholder return on the Company’s common stock with the corresponding cumulative total returns of the Russell 1000 Index and two industry peer groups for the period from December 31, 2013 through December 31, 2018. The comparison assumes an investment of $100 on December 31, 2013 and reinvestment of dividends. This historical performance is not indicative of future performance.

Comparison of Cumulative Total Return

	First American Financial Corporation (FAF) (1)	Custom Peer Group (new) (1)(2)	Custom Peer Group (prior) (1)(2)	Russell 1000 Index (1)
December 31, 2013	$100	$100	$100	$100
December 31, 2014	$124	$104	$111	$113
December 31, 2015	$135	$113	$125	$114
December 31, 2016	$142	$134	$148	$128
December 31, 2017	$224	$154	$179	$156
December 31, 2018	$184	$153	$175	$148

(1)	As calculated by Bloomberg Financial Services, where available, to include reinvestment of dividends.
(2)

The new custom peer group consists of the following companies: American Financial Group, Inc.; Assurant, Inc.; Axis Capital Holdings Limited; Cincinnati Financial Corporation; Everest Re Group, Ltd.; Fidelity National Financial, Inc.; Genworth Financial, Inc.; The Hanover Insurance Group, Inc.; Kemper Corporation; Mercury General Corporation; Old Republic International Corp.; and W.R. Berkley Corporation each of which operates in a business similar to a business operated by the Company. The compensation committee of the Company utilizes the compensation practices of these companies as benchmarks in setting the compensation of its executive officers.  The prior custom peer group also included White Mountains Insurance Group Ltd., which was dropped after it divested a large business unit, but did not include Axis Capital Holdings Limited, Everest Re Group, Ltd. and Genworth Financial, Inc., each of which was added by the compensation committee at the time White Mountains Insurance Group was dropped.

Item 6.	Selected Financial Data

The selected historical consolidated financial data for First American Financial Corporation (the “Company”) as of and for each of the five years in the period ended December 31, 2018, have been derived from the Company’s consolidated financial statements. The selected historical consolidated financial data should be read in conjunction with “Item 8. Financial Statements and Supplementary Data,” “Item 1—Business,” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

First American Financial Corporation and Subsidiary Companies

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$5,747,844	$5,772,363	$5,575,846	$5,175,456	$4,677,949
Net income	$475,898	$421,863	$343,476	$288,870	$234,215
Net income (loss) attributable to noncontrolling interests	$1,402	$(1,186)	$483	$784	$681
Net income attributable to the Company	$474,496	$423,049	$342,993	$288,086	$233,534
Total assets	$10,630,635	$9,573,222	$8,831,777	$8,236,715	$7,647,889
Notes and contracts payable	$732,019	$732,810	$736,693	$581,052	$582,712
Stockholders’ equity	$3,741,881	$3,479,955	$3,008,179	$2,749,960	$2,564,375
Return on average stockholders’ equity	13.1%	13.0%	11.9%	10.8%	9.3%
Dividends on common shares	$178,487	$159,284	$131,541	$108,524	$89,939
Per share of common stock (Note A)—
Net income attributable to the Company:
Basic	$4.21	$3.79	$3.10	$2.65	$2.18
Diluted	$4.19	$3.76	$3.09	$2.62	$2.15
Stockholders’ equity	$33.56	$31.37	$27.36	$25.21	$23.85
Cash dividends declared	$1.60	$1.44	$1.20	$1.00	$0.84
Number of common shares outstanding
Weighted-average during the year:
Basic	112,613	111,668	110,548	108,427	106,884
Diluted	113,279	112,435	111,156	109,826	108,688
End of year	111,496	110,925	109,944	109,098	107,541
Other Operating Data (unaudited):
Title orders opened (Note B)	982	1,069	1,281	1,262	1,156
Title orders closed (Note B)	731	824	958	882	816
Number of employees (Note C)	18,251	18,705	19,531	17,955	17,103

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

Reportable Segments

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally.  This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions, many of which products, services and solutions involve the use of real property-related data; maintains, manages and provides access to title plant records and images; and provides appraisals and other valuation-related products and services, lien release and document custodial services, warehouse lending services, default-related products and services, evidence of title, and banking, trust and wealth management services.  The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents.  Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories.  The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets.

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products.  The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage.  This business is licensed to issue policies in all 50 states and the District of Columbia and actively issues policies in 47 states.  The majority of policy liability is in the western United States, including approximately 62% in California.  In certain markets it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance.  The home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period.  This business currently operates in 36 states and the District of Columbia.

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

The process of assessing the loss provision rate and the resulting IBNR reserve involves an evaluation of the results of an in-house actuarial review. The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by in-house claims and operations personnel. Current economic and business trends are also reviewed and used in the reserve analysis. These include conditions in the real estate and mortgage markets, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience. Results from the analysis include, but are not limited to, a range of IBNR reserve estimates and a single point estimate for IBNR as of the balance sheet date.

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

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be a corresponding increase or decrease of $122.4 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss rates exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

The reserve for property and casualty insurance losses reflects management’s best estimate of the amount necessary to settle all reported and unreported claims for the ultimate cost of insured losses, based upon the facts of each case and the Company’s experience with similar cases.  The Company also utilizes the services of an independent actuary as part of its reserve analysis.  Because the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process, the ultimate cost of insured losses may be more or less than the reserve amount.  Reserve estimates are regularly analyzed and updated to reflect the most current information available.

The Company provides for claims losses relating to its home warranty business based on the average cost per claim and historical loss experience as applied to the total of new claims incurred.  The average cost per home warranty claim is calculated using the average of the most recent 12 months of claims experience adjusted for estimated future increases in costs.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	December 31, 2018		December 31, 2017
Known title claims	$80,306	7.7%	$83,094	8.1%
IBNR title claims	877,134	84.1%	875,724	85.1%
Total title claims	957,440	91.8%	958,818	93.2%
Non-title claims	85,239	8.2%	70,115	6.8%
Total loss reserves	$1,042,679	100.0%	$1,028,933	100.0%

Activity in the reserve for known title claims is summarized as follows:

	December 31,
	2018	2017	2016
	(in thousands)
Balance at beginning of year	$83,094	$83,805	$87,543
Provision transferred from IBNR title claims related to:
Current year	17,770	17,471	15,098
Prior years	147,271	180,602	188,066
	165,041	198,073	203,164
Payments, net of recoveries, related to:
Current year	14,338	14,835	12,420
Prior years	151,433	185,515	197,821
	165,771	200,350	210,241
Other	(2,058)	1,566	3,339
Balance at end of year	$80,306	$83,094	$83,805

The provision transferred from IBNR title claims related to current year increased by $0.3 million in 2018 from 2017 and increased by $2.4 million in 2017 from 2016 and payments, net of recoveries, related to current year decreased by $0.5 million in 2018 from 2017 and increased by $2.4 million in 2017 from 2016, reflecting variability in claims volumes characteristic of a policy year during its first year of development.

The provision transferred from IBNR title claims related to prior years decreased by $33.3 million, or 18.5%, in 2018 from 2017 and decreased by $7.5 million, or 4.0%, in 2017 from 2016.  Payments, net of recoveries, related to prior years decreased by $34.1 million, or 18.4%, in 2018 from 2017 and decreased by $12.3 million, or 6.2%, in 2017 from 2016.  Generally, the provision transferred from IBNR title claims and payments are expected to decline with the runoff of older policy years that have higher expected ultimate losses, particularly policy years 2005 through 2008.

Activity in the reserve for IBNR title claims is summarized as follows:

	December 31,
	2018	2017	2016
	(in thousands)
Balance at beginning of year	$875,724	$888,126	$844,364
Provision related to:
Current year	173,520	175,322	193,109
Prior years	—	—	42,552
	173,520	175,322	235,661
Provision transferred to known title claims related to:
Current year	17,770	17,471	15,098
Prior years	147,271	180,602	188,066
	165,041	198,073	203,164
Other	(7,069)	10,349	11,265
Balance at end of year	$877,134	$875,724	$888,126

“Other” primarily includes foreign currency translation gains and losses and ceded reinsurance claims.

The provision related to current year decreased by $1.8 million, or 1.0%, in 2018 from 2017.  This decrease was attributable to a decrease in title premiums and escrow fees in 2018 from 2017.

The provision related to current year decreased by $17.8 million, or 9.2%, in 2017 from 2016.  This decrease was attributable to a lower current year loss rate of 4.0% in 2017 when compared to 4.5% in 2016, partly offset by a 2.1% increase in title premiums and escrow fees in 2017 from 2016.

For further discussion of title provision recorded in 2018, 2017 and 2016, see Results of Operations, pages 37 and 38.

Fair value of investment portfolio.    The Company categorizes the fair values of its debt and equity securities using a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and the Company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. The hierarchy level assigned to each security in the Company’s investment portfolio was based on management’s assessment of the transparency and reliability of the inputs used to estimate the fair values at the measurement date. See Note 14 Fair Value Measurements to the consolidated financial statements for a more detailed description of the three-level hierarchy and a description for each level.

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

Typical inputs and assumptions to pricing models used to value the Company’s debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data and industry and economic events. For mortgage-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes and prepayment speeds.

Other-than-temporary impairment–debt securities

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2018, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

If the Company does not expect to recover the amortized cost basis of a debt security with declines in fair value (even if the Company does not intend to sell the debt security and it is not more likely than not that the Company will be required to sell the debt security), the loss is considered an other-than-temporary impairment loss and the credit portion of the loss (“credit loss”) is recognized in earnings and the non-credit portion is recognized in other comprehensive income. The credit loss is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. The cash flows expected to be collected are discounted at the rate implicit in the security immediately prior to the recognition of the other-than-temporary impairment.

Expected future cash flows for debt securities are based on qualitative and quantitative factors specific to each security, including the probability of default and the estimated timing and amount of recovery. The detailed inputs used to project expected future cash flows may be different depending on the nature of the individual debt security.

The Company did not recognize any other-than-temporary impairment losses related to its debt securities for 2018 and 2017 and recognized $0.5 million of other-than-temporary impairment losses considered to be credit related for 2016.

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

Business Combinations.    The Company allocates the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

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

Impairment assessment for goodwill.    The Company is required to perform an annual goodwill impairment assessment for each reporting unit for which goodwill has been allocated. Those reporting units include title insurance, home warranty and property and casualty insurance.  The Company’s trust and other services reporting unit has no allocated goodwill and is, therefore, not assessed for impairment. The Company has elected to perform this annual assessment in the fourth quarter of each fiscal year or sooner if circumstances indicate possible impairment. Based on accounting guidance, the Company has the option to perform a qualitative assessment to determine if the fair value is more likely than not (i.e., a likelihood of greater than 50%) less than the carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test, or may choose to forego a qualitative assessment and perform a quantitative impairment test. The qualitative factors considered in this assessment may include macroeconomic conditions, industry and market considerations, overall financial performance as well as other relevant events and circumstances as determined by the Company. The Company evaluates the weight of each factor to determine whether it is more likely than not that impairment may exist. If the results of a qualitative assessment indicate the more likely than not threshold was not met, the Company may choose not to perform a quantitative impairment test. If, however, the more likely than not threshold is met, the Company will perform a quantitative test as required and discussed below.

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

The quantitative impairment test for goodwill utilizes a variety of valuation techniques, all of which require the Company to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes expected cash flows and an appropriate discount rate. The use of comparative market multiples (the “market approach”) compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. In assessing the fair value, the Company utilizes the results of the valuations (including the market approach to the extent comparables are available) and considers the range of fair values determined under all methods and the extent to which the fair value exceeds the carrying amount of the reporting unit.

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

For 2018 and 2017, the Company chose to perform qualitative assessments for its title insurance and home warranty reporting units and performed a quantitative impairment test for its property and casualty insurance reporting unit.  Based on the results of its quantitative impairment tests for 2018 and 2017, the Company determined that the fair value of its property and casualty insurance reporting unit exceeded the carrying amount and, therefore, no additional analysis was required.  The results of the Company’s qualitative assessments for its title insurance and home warranty reporting units for 2018 and 2017 supported the conclusion that their fair values were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary.  For 2016, the Company chose to perform a quantitative impairment test for all three reporting units and, based on the results, determined that the fair values of its reporting units exceeded their carrying amounts and, therefore, no additional analysis was required.  As a result of the Company’s annual goodwill impairment assessments, the Company did not record any goodwill impairment losses for 2018, 2017 or 2016.

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

Impairment of equity method investments.    The carrying value of investments accounted for under the equity method of accounting is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In making the determination as to whether an individual investment is impaired, the Company assesses the current and expected financial condition of each relevant entity, including, but not limited to, the anticipated ability of the entity to make its contractually required payments to the Company (with respect to debt obligations to the Company), the results of valuation work performed with respect to the entity, the entity’s anticipated ability to generate sufficient cash flows and the market conditions in the industry in which the entity is operating.

Impairment of property and equipment.    Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. If the undiscounted cash flow analysis indicates that the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying amount over its fair value. Impairment losses on property and equipment, which primarily related to impairments of internally developed software, were $41 thousand, $0.5 million and $5.2 million for 2018, 2017 and 2016, respectively.

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

The weighted-average discount rate assumptions used to determine net periodic benefit costs for the Company’s unfunded supplemental benefits plans for 2018, 2017 and 2016, were as follows:

	Year ended December 31,
	2018	2017	2016
Discount rate for projected benefit obligation	3.61%	4.03%	4.33%
Discount rate for service cost	3.78%	4.32%	4.69%
Discount rate for interest cost	3.23%	3.43%	3.56%

The weighted-average discount rate assumption used to determine the projected benefit obligation for the Company’s unfunded supplemental benefits plans at December 31, 2018 and 2017, was as follows:

	December 31,
	2018	2017
Discount rate	4.32%	3.61%

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

In March 2017, the FASB issued updated guidance intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost through the disaggregation of the service cost component from the other components of net benefit cost.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company adopted this change in accounting principle at the beginning of 2018 and applied the change retrospectively.  As a result, other components of net benefit cost totaling $175.0 million and $101.5 million were reclassified from personnel costs to other operating expenses on the consolidated statements of income for the years ended December 31, 2017 and 2016, respectively.  See Note 13 Employee Benefit Plans to the consolidated financial statements for further information on the Company’s net periodic pension costs.

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

In January 2016, the FASB issued updated guidance intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  In addition to making other targeted improvements to current guidance, the updated guidance also requires all equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in the fair value recognized through net income.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company adopted this guidance at the beginning of 2018 and recognized cumulative net unrealized gains, net of taxes, of $40.6 million related to its investments in equity securities, previously classified as available-for-sale, through a cumulative-effect adjustment to retained earnings.  Changes in the fair values of these investments are reflected in net realized investment gains/losses on the Company’s consolidated statements of income. See Note 3 Debt and Equity Securities to the consolidated financial statements for further discussion of the Company’s investments in equity securities.

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets.  The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of recognition.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  Revenue from insurance contracts is not within the scope of this guidance.  In 2016, the FASB issued additional updates to the new guidance primarily to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, accounting for licenses of intellectual property, and to provide narrow-scope improvements and additional practical expedients.  In February 2017, the FASB issued an additional update to the new guidance to clarify the scope of derecognition guidance for nonfinancial assets and to provide guidance for partial sales of nonfinancial assets.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company elected to adopt the new guidance under the modified retrospective approach, which did not have a material impact on its consolidated financial statements.  See Note 1 Basis of Presentation and Significant Accounting Policies to the consolidated financial statements for further information about the Company’s revenues within the scope of the new guidance.

Pending Accounting Pronouncements

In August 2018, the FASB issued updated guidance that is intended to reduce potential diversity in practice in accounting for the costs of implementing cloud computing arrangements (i.e., hosting arrangements) that are service contracts.  The updated guidance aligns the requirements for capitalizing implementation costs for these arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently assessing the impact of this guidance on its consolidated financial statements.

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

In June 2016, the FASB issued updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently assessing the impact of this guidance on its consolidated financial statements.

In February 2016, the FASB issued updated guidance that requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-of-use asset and a liability to make lease payments and disclose key information about leasing arrangements.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018.  The updated guidance may either be adopted using a modified retrospective transition approach or may be initially applied on the adoption date with the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company has elected to initially apply the guidance as of the adoption date, January 1, 2019, and expects to record on its balance sheet right-of-use assets and lease liabilities of approximately $350 million and an immaterial cumulative-effect adjustment to retained earnings.  The Company expects the new guidance to have an insignificant impact on its consolidated statements of income and statements of cash flows.

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

The Company’s total revenues for 2018 were $5.7 billion, which reflected a decrease of $24.5 million, or 0.4%, when compared with $5.8 billion for 2017.  This decrease was attributable to lower agent premiums in the title insurance and services segment and a higher level of net realized investment losses, partially offset by higher net investment income and direct premiums and escrow fees.  The increase in direct premiums and escrow fees attributable to the title insurance and services segment was $30.6 million, or 1.5%. Direct premiums and escrow fees from domestic commercial and residential purchase transactions increased $57.5 million and $22.6 million, or 8.3% and 2.5%, respectively, while direct premiums and escrow fees from domestic residential refinance transactions decreased $49.3 million, or 21.4%, in 2018 when compared to 2017.

According to the Mortgage Bankers Association’s February 11, 2019 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 6.6% in 2018 when compared with 2017.  According to the MBA Forecast, the dollar amount of purchase originations increased 3.7% and refinance originations decreased 25.6%.  This volume of domestic residential mortgage origination activity contributed to an increase in direct premiums and escrow fees for the Company’s direct title operations of 2.5% from domestic residential purchase transactions and a 21.4% decrease in direct premiums and escrow fees from domestic refinance transactions in 2018 when compared to 2017.

During 2018, the level of domestic title orders opened per day by the Company’s direct title operations decreased 8.5% when compared to 2017.  Residential refinance and purchase opened orders per day decreased 25.2% and 1.5%, respectively, while commercial opened orders per day increased 2.8% in 2018 when compared to 2017.

During the fourth quarter of 2018, the level of domestic residential purchase title orders opened per day by the Company’s direct title operations decreased 4.5% when compared to the same quarter in 2017.  This trend continued in January 2019 as open purchase orders declined 4.0% when compared to January 2018.  The Company expects the ongoing decline in the residential purchase market to continue in 2019 but also anticipates rising investment income.  Based on current orders and market conditions, the Company also expects its commercial business to continue to perform well.  During the fourth quarter of 2018, the Company adjusted its cost structure to position itself for 2019.

The Company adopted new accounting guidance on January 1, 2018, which requires investments in equity securities with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income.  Previously, changes in the fair value where recognized through accumulated other comprehensive loss on the consolidated balance sheets.  Beginning in the first quarter of 2018, the Company records changes in the fair values of its equity securities as a component of net realized investment gains (losses) on the consolidated statements of income.  See Note 1 Basis of Presentation and Significant Accounting Policies to the consolidated financial statements for further discussion of the new guidance.

During 2018, the Company completed acquisitions for an aggregate purchase price of $82.9 million, which are included in the Company’s title insurance and services segment.  These acquisitions enable the Company to offer its customers new ways to reduce risk and increase efficiency.

The Company is increasingly utilizing decision science, artificial intelligence and other innovative technologies, processes and techniques to speed the delivery of its products, increase efficiency and otherwise improve the customer experience.  These efforts include streamlining the closing process by converting certain manual processes into digital ones, which improves the customer experience by simplifying and reducing the time it takes to close a transaction, reducing the risk of fraud and improving communication.  These efforts also include the automation of many of the tasks required to build and update title plants and to search and examine title records, among others.  While many of these initiatives are also designed to decrease risk, they present risks of their own.  The degree to which these innovative efforts will be successful, and their ultimate impact on the Company’s results of operations, is not currently known.

In addition to the Company’s innovative activities, other participants in the real estate and mortgage industries are seeking to innovate in ways that could impact the Company’s businesses.  These participants include certain of the Company’s sources of business, competitors and ultimate customers.  Innovations of these participants may change the demand for the Company’s products and services, the manner in which the Company’s products and services are ordered or fulfilled and the revenue or profitability derived from the products and services.  The Company’s efforts to anticipate and participate in these transformations could require significant additional investment and may not succeed, resulting in a reduction in market share or profitability. The ultimate degree to which these and other innovations in the real estate industry will impact the Company’s business and results of operations is not currently known.

On December 22, 2017, comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law.  The Tax Reform Act amended the Internal Revenue Code to reduce U.S. tax rates and modify policies, credits and deductions for individuals and businesses.  The changes resulting from the Tax Reform Act had an overall favorable impact on the Company’s effective tax rate, and the Company expects the Tax Reform Act will continue to have an overall favorable impact on its effective tax rate in the future.

Additionally, the Company continues to monitor developments in its regulatory environment.  Currently, federal officials are discussing various potential changes to laws and regulations that could impact the Company’s businesses, including the reform of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and data privacy regulations, among others.  In addition, the Tax Reform Act included changes that could affect the real estate and mortgage markets, including changes to the mortgage interest deduction, the increase in the standard deduction (which limits the benefit of itemizing and deducting mortgage interest separately) and the limitation of state and local tax deductions, among others.  The full extent of the impact of the Tax Reform Act on volumes of real estate transactions and mortgage originations is not currently known.  Other changes in these areas, and more generally in the regulatory environment in which the Company and its customers operate, could similarly impact the volume of mortgage originations in the United States and the Company’s competitive position and results of operations.

Title Insurance and Services

	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums and escrow fees	$2,052,951	$2,022,384	$2,004,686	$30,567	1.5	$17,698	0.9
Agent premiums	2,284,906	2,360,659	2,286,630	(75,753)	(3.2)	74,029	3.2
Information and other	770,725	766,018	713,137	4,707	0.6	52,881	7.4
Net investment income	223,318	137,439	110,757	85,879	62.5	26,682	24.1
Net realized investment (losses) gains	(49,119)	6,656	18,915	(55,775)	NM [1]	(12,259)	(64.8)
	5,282,781	5,293,156	5,134,125	(10,375)	(0.2)	159,031	3.1
Expenses
Personnel costs	1,671,846	1,636,429	1,578,130	35,417	2.2	58,299	3.7
Premiums retained by agents	1,799,836	1,863,356	1,801,571	(63,520)	(3.4)	61,785	3.4
Other operating expenses	793,364	788,074	764,502	5,290	0.7	23,572	3.1
Provision for policy losses and other claims	173,520	175,322	235,661	(1,802)	(1.0)	(60,339)	(25.6)
Depreciation and amortization	119,053	121,540	93,069	(2,487)	(2.0)	28,471	30.6
Premium taxes	62,646	62,545	59,464	101	0.2	3,081	5.2
Interest	7,513	3,526	2,856	3,987	113.1	670	23.5
	4,627,778	4,650,792	4,535,253	(23,014)	(0.5)	115,539	2.5
Income before income taxes	$655,003	$642,364	$598,872	$12,639	2.0	$43,492	7.3
Margins	12.4%	12.1%	11.7%	0.3%	2.5	0.4%	3.4

(1)	Not meaningful

Direct premiums and escrow fees increased $30.6 million, or 1.5%, in 2018 from 2017 and $17.7 million, or 0.9%, in 2017 from 2016.  The increases in direct premiums and escrow fees in 2018 from 2017 and in 2017 from 2016 were primarily due to an increase in domestic average revenues per order closed, partially offset by a decrease in the domestic title orders closed by the Company’s direct title operations.  The domestic average revenues per order closed were $2,600, $2,264 and $1,931 for 2018, 2017 and 2016, respectively.  The 14.8% increase in average revenues per order closed in 2018 from 2017 and the 17.2% increase in average revenues per order closed in 2017 from 2016 were primarily due to a shift in the mix of direct revenues generated from lower premium residential refinance products to higher premium commercial products, higher average revenues per order from commercial transactions, higher residential real estate values, and premium and fee increases related to residential purchase transactions.  The Company’s direct title operations closed 730,800, 823,700 and 958,400 domestic title orders during 2018, 2017 and 2016, respectively.  The 11.3% decrease in orders closed in 2018 from 2017 and the 14.1% decrease in orders closed in 2017 from 2016 were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums decreased $75.8 million, or 3.2%, in 2018 from 2017 and increased $74.0 million, or 3.2%, in 2017 from 2016. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, full year agent premiums typically reflect mortgage origination activity from the fourth quarter of the prior year through the third quarter of the current year. The decrease in agent premiums in 2018 from 2017 was generally consistent with the 1.0% increase in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2018 as compared with the twelve months ended September 30, 2017. The increase in agent premiums in 2017 from 2016 was generally consistent with the 3.0% increase in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2017 as compared with the twelve months ended September 30, 2016.

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

Information and other revenues increased $4.7 million, or 0.6%, in 2018 from 2017 and $52.9 million, or 7.4%, in 2017 from 2016. The increases were driven by recent acquisitions.  Excluding the $42.2 million impact of new acquisitions for the year ended December 31, 2018, information and other revenues decreased $37.5 million, or 4.9%, in 2018 compared to 2017.  The decrease in 2018 from 2017, adjusted for the impact of new acquisitions, was primarily due to lower demand for the Company’s valuation services, fulfillment services, and automated products driven by a decrease in mortgage origination volumes and, to a lesser extent, lower demand for the Company’s default information products driven by a decrease in loss mitigation activities.  Excluding the $77.4 million impact of new acquisitions for the year ended December 31, 2017, information and other revenues decreased $24.5 million, or 3.4%, in 2017 compared to 2016.  The decrease in 2017 from 2016, adjusted for the impact of new acquisitions, was due to lower demand for the Company’s default information products driven by a decrease in loss mitigation activities and lower demand for the Company’s valuation services, fulfillment services, and automated products driven by a decrease in mortgage origination volumes, partially offset by higher fees earned on non-insured products related to commercial transactions.

Net investment income increased $85.9 million, or 62.5%, in 2018 from 2017 and $26.7 million, or 24.1%, in 2017 from 2016.  The increase in 2018 from 2017 was mainly attributable to higher average balances due primarily to strength in our commercial business and rising short-term interest rates, which drove higher income from the Company’s cash and investment portfolio, tax-deferred property exchange business and escrow balances.  The increase in 2017 from 2016 was primarily attributable to the increase in short-term interest rates which drove higher income from the Company’s cash and investment portfolio, tax-deferred property exchange business and escrow balances.

Net realized investment losses were $49.1 million for 2018 and were primarily from a decrease in the fair values of equity securities of $32.6 million and losses from the sales of debt securities.  Net realized investment gains totaled $6.7 million for 2017 and were primarily from the sales of debt and equity securities, partially offset by a $6.6 million loss recognized when the Company purchased the remaining equity ownership in an investment in an affiliate during the third quarter of 2017.  Net realized investment gains were $18.9 million for 2016 and were primarily from the sales of debt and equity securities.  Net realized investment gains for 2018, 2017 and 2016 included $1.1 million, $0.8 million and $3.3 million, respectively, of gains from the sale of real estate.  In addition, net realized investment gains for 2018, 2017 and 2016 included impairment losses of $1.1 million, $3.0 million and $5.2 million, respectively.  The impairment losses in 2018, 2017 and 2016 were primarily related to the retirement of a trade name, title plants and internally developed software, respectively.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs.  This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs increased $35.4 million, or 2.2%, in 2018 from 2017 and $58.3 million, or 3.7%, in 2017 from 2016. The increases were largely driven by recent acquisitions.  Excluding the $28.3 million impact of new acquisitions for the year ended December 31, 2018, personnel costs increased $7.1 million, or 0.4%, in 2018 compared to 2017. The slight increase in 2018 from 2017, adjusted for the impact of new acquisitions, was primarily attributable to higher employee benefit, salary, severance and stock-based compensation expenses, partially offset by lower incentive compensation, overtime and temporary labor expenses.  The increase in employee benefit costs was due to a higher 401(k) savings plan match.  The higher salary expense was due to one additional payroll day and higher average headcount in our international operations.  Excluding the $57.5 million impact of new acquisitions for the year ended December 31, 2017, personnel costs increased $0.8 million, or were essentially flat, in 2017 compared to 2016.  The minor increase in 2017 from 2016, adjusted for the impact of new acquisitions, was primarily attributable to higher salary, incentive compensation and employee retention costs, mostly offset by lower temporary labor costs and overtime expense.  The higher salary cost was due to an increase in average salaries, partially offset by lower average headcount.  The increase in incentive compensation expense was due to higher profitability.  Personnel costs included severance expense of $15.2 million, $10.1 million and $8.3 million for 2018, 2017 and 2016, respectively.

The Company continues to closely monitor order volumes and related staffing levels and intends to adjust staffing levels as considered necessary. The Company’s direct title operations opened 981,800, 1,069,000 and 1,281,400 domestic title orders in 2018, 2017 and 2016, respectively, representing decreases of 8.2% in 2018 from 2017 and 16.6% in 2017 from 2016.

A summary of premiums retained by agents and agent premiums is as follows:

	2018	2017	2016
	(in thousands, except percentages)
Premiums retained by agents	$1,799,836	$1,863,356	$1,801,571
Agent premiums	$2,284,906	$2,360,659	$2,286,630
% retained by agents	78.8%	78.9%	78.8%

The premium split between underwriter and agents is in accordance with the respective agency contracts and can vary from region to region due to divergences in real estate closing practices and state regulations. As a result, the percentage of title premiums retained by agents can vary due to the geographic mix of revenues from agency operations.  The changes in the percentage of title premiums retained by agents in 2018 from 2017 and in 2017 from 2016 were primarily due to changes in the geographic mix of agency revenues.

Other operating expenses (principally related to direct operations) increased $5.3 million, or 0.7%, in 2018 from 2017 and $23.6 million, or 3.1%, in 2017 from 2016.  The increases were driven by recent acquisitions.  Excluding the $19.6 million impact of new acquisitions for the year ended December 31, 2018, other operating expenses decreased $14.3 million, or 1.8%, in 2018 compared to 2017.  The decrease in 2018 from 2017, adjusted for the impact of new acquisitions, was primarily attributable to a reduction in discretionary spending, an increase in earnings credits and small decreases across several expense categories, partially offset by higher software expense and foreign currency exchange losses.  The decrease was also related to the $8.5 million out-of-period adjustment recorded in 2017, which is further discussed below.  Excluding the $32.4 million impact of new acquisitions for the year ended December 31, 2017, other operating expenses decreased $8.8 million, or 1.2%, in 2017 compared to 2016.  The decrease in 2017 from 2016, adjusted for the impact of new acquisitions, was primarily attributable to lower production related costs driven by lower order volumes, higher foreign currency exchange gains, and declines in furniture and equipment costs, software related costs and litigation related costs.  The decreases were partially offset by increased occupancy expense and the first quarter of 2016 benefitting from the recovery of an insurance claim.  In addition, other operating expenses increased by $8.5 million due to an out-of-period adjustment recorded to write-off certain uncollectible balances related to fees that should have been previously written off.  To correct for this error, the Company recorded the $8.5 million adjustment in the fourth quarter of 2017.  For further discussion of the out-of-period adjustments see Note 1 Basis of Presentation and Significant Accounting Policies to the consolidated financial statements.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the years ended December 31, 2018 and 2017 and 5.5% for the year ended December 31, 2016.

The current year rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.

As of December 31, 2018, the IBNR claims reserve for the title insurance and services segment was $877.1 million, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $737.7 million to $925.8 million. The range limits are $139.4 million below and $48.7 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

The 2017 rate of 4.0% reflected the ultimate loss rate for policy year 2017 and no change in the loss reserve estimates for prior policy years.

The 2016 rate of 5.5% reflected an ultimate loss rate of 4.5% for policy year 2016 and a $42.6 million net increase in loss reserve estimates for prior policy years.  The increase in loss reserve estimates for prior policy years was primarily attributable to potential uncertainty with respect to the Company’s exposure to large title claims.  A large title claim is defined as a title claim with a total ultimate loss in excess of $2.5 million.  This uncertainty was due to the following factors, among others: (i) the volatility associated with the timing and severity of large title claims, (ii) the potential of incurring one or more large title claims that significantly exceed estimated ultimate losses indicated by current historical trends, and (iii) the complexity associated with handling large title claims which makes it difficult to estimate the ultimate outcome.  While the Company believed its claims reserve attributable to large title claims was reasonable, this uncertainty increased the potential for adverse loss development.

As of December 31, 2018, the projected ultimate loss rates for policy years 2018, 2017 and 2016 were 4.0%, 3.9% and 3.8%, respectively.

Depreciation and amortization expense decreased $2.5 million, or 2.0%, in 2018 from 2017 and increased $28.5 million, or 30.6%, in 2017 from 2016.  The decrease in 2018 from 2017 was primarily attributable to 2017 being impacted by $5.3 million of accelerated amortization charges and $4.7 million in out-of-period adjustments, both of which are further discussed below.  The decrease in 2018 was partially offset by $7.7 million of amortization expense related to recent acquisitions.  The increase in 2017 from 2016 was primarily attributable to higher amortization expense associated with internally developed technology and purchased software licenses, $6.5 million related to recent acquisitions, and $4.7 million in out-of-period adjustments to fully amortize certain title plant imaging assets that were misclassified as title plants assets.  The higher amortization expense related to internally developed technology included $5.3 million of accelerated amortization for 2017, resulting from a shortened useful life for a software interface.  For further discussion of the out-of-period adjustments see Note 1 Basis of Presentation and Significant Accounting Policies to the consolidated financial statements.

Insurers generally are not subject to state income or franchise taxes.  However, in lieu thereof, a premium tax is imposed on certain operating revenues, as defined by statute.  Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues.  The Company’s noninsurance subsidiaries are subject to state income tax and do not pay premium tax.  Accordingly, the Company’s total tax burden at the state level for the title insurance and services segment is composed of a combination of premium taxes and state income taxes.  Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for the years ended December 31, 2018, 2017 and 2016.

Interest expense increased $4.0 million, or 113.1%, in 2018 from 2017 and $670 thousand, or 23.5%, in 2017 from 2016.  The increase in 2018 from 2017 was primarily attributable to higher interest paid related to customer deposits at the Company’s banking subsidiary, First American Trust, FSB, and secured financings payable.  The increase in interest paid on customer deposits is due to an increase in average balances and higher interest rates paid.  The secured financings payable relate to a specialized warehouse lender that the Company acquired in 2018.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to the relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase.  Title insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as closed order volumes.  Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity.  Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations.  Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  The pre-tax margins were 12.4%, 12.1% and 11.7% for the years ended December 31, 2018, 2017 and 2016, respectively.

Specialty Insurance

	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums	$454,718	$439,470	$411,353	$15,248	3.5	$28,117	6.8
Information and other	11,802	11,259	10,877	543	4.8	382	3.5
Net investment income	10,190	9,713	9,476	477	4.9	237	2.5
Net realized investment (losses) gains	(7,368)	4,578	4,138	(11,946)	(260.9)	440	10.6
	469,342	465,020	435,844	4,322	0.9	29,176	6.7
Expenses
Personnel costs	75,355	71,604	67,733	3,751	5.2	3,871	5.7
Other operating expenses	74,025	67,813	62,610	6,212	9.2	5,203	8.3
Provision for policy losses and other claims	279,113	275,088	252,940	4,025	1.5	22,148	8.8
Depreciation and amortization	6,721	6,351	5,593	370	5.8	758	13.6
Premium taxes	7,129	7,256	6,894	(127)	(1.8)	362	5.3
	442,343	428,112	395,770	14,231	3.3	32,342	8.2
Income before income taxes	$26,999	$36,908	$40,074	$(9,909)	(26.8)	$(3,166)	(7.9)
Margins	5.8%	7.9%	9.2%	(2.1)%	(26.6)	(1.3)%	(14.1)

Direct premiums increased $15.2 million, or 3.5%, in 2018 from 2017 and $28.1 million, or 6.8%, in 2017 from 2016.  The increases were due to higher premiums earned in the home warranty business driven by an increase in the number of home warranty residential service contracts issued and an increase in the average price charged per contract.

Net realized investment losses for the specialty insurance segment were $7.4 million for 2018 and were primarily from a decrease in the fair values of equity securities of $6.1 million and losses from the sales of debt securities.  Net realized investment gains totaled $4.6 million and $4.1 million for 2017 and 2016, respectively, and were primarily from the sales of debt and equity securities, and for 2016, included $2.3 million of gains from the sale of real estate.

Personnel costs and other operating expenses increased $10.0 million, or 7.1%, in 2018 from 2017 and $9.1 million, or 7.0%, in 2017 from 2016.  The increase in 2018 from 2017 was primarily attributable to higher salary expense due to higher average salaries, higher allocations related to corporate shared services, and higher advertising, sales tax, and employee benefit expenses.  The increase in 2017 from 2016 was primarily attributable to higher salary expense due to higher average headcount, higher incentive compensation in the home warranty business on higher revenue and profitability, and higher offshore labor expense related to increased customer support activities associated with increased volume in the home warranty business.  The increase was also related to a $3.5 million benefit recorded in 2016 from higher deferred acquisition costs associated with the change in how the Company reports installment fees related to home warranty residential service contracts.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 53.8% in 2018, 53.5% in 2017 and 60.7% in 2016.  The slight increase in rate in 2018 from 2017 was primarily attributable to an increase in claims severity, mostly offset by a decrease in claims frequency.  The increase in claims severity was primarily due to higher claims management costs driven in part by the mix of claims.  The decrease in rate in 2017 from 2016 was primarily attributable to a decrease in the frequency and severity of claims and, to a lesser extent, an increase in average revenue per contract.  The decrease in the severity of claims was primarily due to more efficient claims management, which was mainly driven by improved rates with contractors and more efficient allocation of claims to contractors. The severity and frequency of home warranty claims also benefited from milder weather conditions in 2017 when compared to 2016.

The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 82.3% in 2018, 85.0% in 2017 and 63.3% in 2016.  The decrease in rate in 2018 from 2017 was primarily attributable to the occurrence of one event in 2018 compared with two events in 2017 with losses exceeding property and casualty’s reinsurance retention limit of $5.0 million for each event.  During the fourth quarter of 2018 there was one wildfire in California that exceeded the reinsurance retention limit compared to two separate wildfires during the fourth quarter of 2017 that exceeded the reinsurance retention limit.  The increase in rate in 2017 from 2016 was primarily attributable to an increase in the severity and, to a lesser extent, frequency of claims.  The increase in claims severity was primarily due to wildfires in California, including the two separate wildfires with losses exceeding the reinsurance retention limit for each event, and rainstorms in the western portion of the United States.

Premium taxes as a percentage of specialty insurance segment premiums were 1.6% in 2018 and were 1.7% in 2017 and 2016.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal.  With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations.  Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Specialty insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as premium revenues.  Pre-tax margins were 5.8%, 7.9% and 9.2% for the years ended December 31, 2018, 2017 and 2016, respectively.

Corporate

	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Net investment (losses) income	$(3,115)	$15,326	$5,946	$(18,441)	(120.3)	$9,380	157.8
	(3,115)	15,326	5,946	(18,441)	(120.3)	9,380	157.8
Expenses
Personnel costs	1,748	15,506	9,301	(13,758)	(88.7)	6,205	66.7
Other operating expenses	33,879	201,062	128,222	(167,183)	(83.1)	72,840	56.8
Depreciation and amortization	153	162	385	(9)	(5.6)	(223)	(57.9)
Interest	33,569	32,537	29,403	1,032	3.2	3,134	10.7
	69,349	249,267	167,311	(179,918)	(72.2)	81,956	49.0
Loss before income taxes	$(72,464)	$(233,941)	$(161,365)	$161,477	69.0	$(72,576)	(45.0)

Net investment losses totaled $3.1 million in 2018 and net investment income totaled $15.3 million and $5.9 million in 2017 and 2016, respectively.  The change in net investment income for all three years was primarily attributable to fluctuations in earnings on investments associated with the Company’s deferred compensation plan.

Corporate personnel costs and other operating expenses were $35.6 million, $216.6 million and $137.5 million in 2018, 2017 and 2016, respectively.  The change in personnel costs and other operating expenses for all three years was primarily attributable to pension settlement costs that the Company recognized related to the termination of its funded defined benefit pension plans of $152.4 million and $66.3 million in 2017 and 2016, respectively.

Interest expense increased $1.0 million, or 3.2%, in 2018 from 2017 and $3.1 million, or 10.7%, in 2017 from 2016.  The increase in 2018 from 2017 was due to an increase in the interest rate on borrowings under the Company’s credit facility.  Borrowings under the credit facility bear interest at a variable rate, which increased in 2018 when compared to 2017.  The increase in 2017 from 2016 was due to the Company borrowing $160.0 million under its credit facility during September 2016.

Eliminations

The Company’s inter-segment eliminations were not material for the years ended December 31, 2018, 2017 and 2016.

Income Taxes

Income taxes differ from the amounts computed by applying the federal income tax rates of 21% for 2018 and 35.0% for 2017 and 2016. A reconciliation of these differences is as follows:

	Year ended December 31,
	2018		2017		2016
	(in thousands, except percentages)
Taxes calculated at federal rate	$128,003	21.0%	$155,866	35.0%	$167,153	35.0%
State taxes, net of federal benefit	9,941	1.6	(872)	(0.2)	3,703	0.8
Change in liability for tax positions	875	0.1	(3,482)	(0.8)	(10,512)	(2.2)
Foreign income taxed at different rates	7,287	1.2	(6,163)	(1.3)	(7,983)	(1.7)
Federal tax credits	—	—	—	—	(12,265)	(2.6)
Tax reform impact	(6,804)	(1.1)	(129,139)	(29.0)	—	—
Unremitted foreign earnings	(146)	—	14,997	3.3	—	—
Other items, net	(5,516)	(0.9)	(7,739)	(1.7)	(5,991)	(1.2)
	$133,640	21.9%	$23,468	5.3%	$134,105	28.1%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 21.9% for 2018, 5.3% for 2017 and 28.1% for 2016.  The differences in the effective tax rates year over year are typically due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contributions to pretax income and changes in the ratio of permanent differences to income before income taxes.  The Company’s effective tax rate for 2018 also includes a reduction in the federal tax rate from 35% to 21% as a result of the Tax Reform Act.  In addition, the Company’s effective tax rate for 2018 reflects the adjustment made to its initial 2017 estimates for the Tax Reform Act.  The Company’s effective tax rate for 2017 reflects the estimated impact of the Tax Reform Act, state tax benefits relating to the termination of the Company’s pension plan, and the release of reserves relating to tax positions taken on prior year tax returns.  For further discussion of the impact of the Tax Reform Act on the Company’s consolidated financial statements, see Note 11 Income Taxes to the consolidated financial statements.  In addition, the Company’s effective tax rates for 2018 and 2017 reflected the adoption of new accounting guidance related to the accounting for share-based payment transactions, which requires, among other items, that all excess tax benefits and tax deficiencies associated with share-based payment transactions be recorded in income tax expense rather than in additional paid-in capital, as previously required.  The Company’s effective tax rate for 2016 reflects the resolution of certain tax authority examinations and tax credits claimed in 2016 and in prior years.

Net Income and Net Income Attributable to the Company

Net income and per share information are summarized as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Net income attributable to the Company	$474,496	$423,049	$342,993
Net income per share attributable to the Company’s stockholders:
Basic	$4.21	$3.79	$3.10
Diluted	$4.19	$3.76	$3.09
Weighted-average common shares outstanding:
Basic	112,613	111,668	110,548
Diluted	113,279	112,435	111,156

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

Cash provided by operating activities totaled $793.2 million, $632.1 million and $489.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, after claim payments, net of recoveries, of $450.8 million, $472.0 million and $463.0 million, respectively. The principal nonoperating uses of cash and cash equivalents for the years ended December 31, 2018, 2017 and 2016 were purchases of debt and equity securities, dividends to common stockholders, capital expenditures and business acquisitions, and for the year ended December 31, 2018, advances and repayments under secured financing agreements. The most significant nonoperating sources of cash and cash equivalents for the years ended December 31, 2018, 2017 and 2016 were proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations, and, for the years ended December 31, 2018 and 2016, borrowings and collections under secured financing agreements and net proceeds from the issuance of notes and contracts payable, respectively. The net effect of all activities on total cash and cash equivalents were increases of $79.9 million and $381.1 million for the years ended December 31, 2018 and 2017, respectively, and a decrease of $21.2 million for the year ended December 31, 2016.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In August 2018, the Company’s board of directors approved an increase in the Company’s quarterly cash dividend to 42 cents per common share, representing an 11% increase from the prior level of 38 cents per common share.  The dividend increase became effective beginning with the September 2018 dividend.  In January 2019, the Company’s board of directors approved a first quarter cash dividend of 42 cents per common share.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $163.6 million remained as of December 31, 2018. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2018, the Company repurchased and retired 425 thousand shares of its common stock for a total purchase price of $18.8 million and, as of December 31, 2018, had repurchased and retired 3.6 million shares of its common stock under the current authorization for a total purchase price of $86.4 million.  In January 2019, the Company repurchased and retired 47 thousand shares of its common stock for a total purchase price of $2.1 million.

Holding company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries.  The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements.  The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements.  At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received.  Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders.  As of December 31, 2018, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries in 2019, without prior approval from applicable regulators, was dividends of $291.2 million and loans and advances of $98.6 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies.  Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

The Tax Reform Act amended the Internal Revenue Code to reduce U.S. tax rates and modify policies, credits and deductions for individuals and businesses.  The changes resulting from the Tax Reform Act had an overall favorable impact on the Company’s effective tax rate, resulting in less cash required for tax payments, and the Company expects the Tax Reform Act will continue to have an overall favorable impact on its effective tax rate and tax payments in future periods.  In addition, the Tax Reform Act moves the U.S. to a partial territorial tax system, which as a result, will reduce the tax costs associated with future distributions of earnings from foreign subsidiaries.

As of December 31, 2018, the holding company’s sources of liquidity included $327.3 million of cash and cash equivalents and $540.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.     The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $700.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate and outstanding borrowings will become due and payable on May 14, 2019. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes. At December 31, 2018, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 4.15%.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2018, the Company was in compliance with the financial covenants under the credit agreement.

The Company anticipates that it will enter into a successor credit agreement prior to the current agreement’s termination on May 14, 2019.  If necessary, the Company has sufficient liquidity available at its holding company to repay the outstanding balance of $160.0 million without causing significant liquidity issues.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities.  In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources. During 2018, the Company financed securities for funds received totaling $10.0 million under these agreements. As of December 31, 2018, no amounts remained outstanding under these agreements.

In addition to being a party to master repurchase agreements, the Company’s federal savings bank subsidiary, First American Trust, FSB, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with certain correspondent institutions.  As of December 31, 2018, no amounts remained outstanding under any of these facilities.

The Company’s debt to capitalization ratio was 17.8% and 17.4% at December 31, 2018 and 2017, respectively.  The increase in 2018 reflects the debt assumed in connection with the Company’s 2018 acquisition of a specialized warehouse lender.

Investment portfolio.    The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of December 31, 2018, 94% of the Company’s investment portfolio consisted of debt securities, of which 69% were either United States government-backed or rated AAA and 97% were either rated or classified as investment grade. Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s investment portfolio at December 31, 2018, see Note 3 Debt and Equity Securities to the consolidated financial statements.

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Capital expenditures.    Capital expenditures are primarily related to software development costs and purchases of property and equipment and software licenses.  Capital expenditures totaled $125.5 million, $136.7 million and $132.3 million for 2018, 2017 and 2016, respectively.

Contractual obligations.    A summary of the Company’s contractual obligations at December 31, 2018, by due date, is as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Notes and contracts payable	$735,038	$165,384	$10,031	$259,507	$300,116
Interest on notes and contracts payable	129,761	27,888	50,604	39,734	11,535
Secured financings payable	76,313	76,313	—	—	—
Operating leases	334,793	76,375	122,879	70,807	64,732
Deposits	3,786,183	3,786,183	—	—	—
Claims losses	1,042,679	273,255	222,635	151,442	395,347
Employee benefit plans	399,886	14,588	31,620	32,741	320,937
	$6,504,653	$4,419,986	$437,769	$554,231	$1,092,667

The timing of payments related to claims losses is estimated and is not set contractually. Nonetheless, based on historical claims experience, the Company anticipates the above payment patterns. Changes in future claims settlement patterns, judicial decisions, legislation, economic conditions and other factors could affect the timing and amount of actual claims payments. The timing and amount of payments in connection with employee benefit plans are based on the Company’s current estimates and require the use of significant assumptions. Changes in significant assumptions could affect the amount and timing of employee benefit plan payments. The Company is not able to reasonably estimate the timing of payments, or the amount by which the liability for the Company’s uncertain tax positions will increase or decrease over time; therefore the liability of $13.3 million has not been included in the contractual obligations table.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $7.6 billion and $7.5 billion at December 31, 2018 and 2017, respectively, of which $3.6 billion and $2.9 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.6 billion and $3.7 billion at December 31, 2018 and 2017, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets.  However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions and, as a result, the Company has ongoing programs for realizing economic benefits with various financial institutions.  The results from these programs are included as income or a reduction in expense, as appropriate, in the consolidated statements of income based on the nature of the arrangement and benefit received.

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.7 billion and $2.6 billion at December 31, 2018 and 2017, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

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

The Company’s exposure to interest rate changes primarily results from the Company’s significant portfolio of debt securities, which includes a high proportion of fixed income securities, and from its financing activities. In general, the fair value of fixed income securities increases or decreases inversely with changes in market interest rates.  The Company also considers its investments in preferred stock to be exposed to interest rate risk.  The fair values of the Company’s debt securities portfolio at December 31, 2018 and 2017 were $5.7 billion and $4.8 billion, respectively.  One means of assessing the exposure of the Company’s debt securities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical parallel and instantaneous shift in interest rates across all maturities.  Under this model, with all other factors held constant, the Company estimates that increases in interest rates of 100 and 200 basis points could cause the fair value of its debt securities portfolio (including investments in preferred stock) at December 31, 2018 to decrease by approximately $198 million, or 3.5%, and $408 million, or 7.1%, respectively, and at December 31, 2017 to decrease by approximately $172 million, or 3.6%, and $344 million, or 7.2%, respectively.

With respect to adjustable-rate debt, the Company is primarily exposed to the effects of changes in prevailing interest rates through its variable rate credit facility and its interest bearing escrow deposit liabilities.  As of December 31, 2018 and 2017, the Company had $160.0 million outstanding under its credit facility. Assuming the full utilization of available funds under the facility of $700.0 million at December 31, 2018 and 2017, and assuming that the borrowings were outstanding for the entire year, increases of 50 and 100 basis points in the prevailing interest rate on the Company’s credit facility would result in increases in interest expense of $3.5 million and $7.0 million for 2018 and 2017.

The Company’s interest bearing escrow deposit liabilities totaled $2.5 billion and $2.1 billion at December 31, 2018 and 2017, respectively.  These variable rate customer savings accounts are subject to market rate fluctuations.  The weighted-average interest rate was 0.12% and 0.10% for 2018 and 2017, respectively. Assuming increases in interest rates of 25 and 50 basis points and that the deposit amounts at December 31, 2018 and 2017 are held constant for the entire year, interest expense for 2018 would be higher by $6.2 million and $12.5 million, respectively, and 2017 would be higher by $5.1 million and $10.3 million, respectively.

Equity Price Risk

The Company is also subject to equity price risk related to its equity securities portfolio. The fair value of the Company’s equity securities portfolio (excluding preferred stock of $14.2 million and $19.0 million) was $339.4 million and $447.5 million as of December 31, 2018 and 2017, respectively.  Assuming broad-based declines in equity market prices of 10% and 20%, with all other factors held constant, the fair value of the Company’s equity securities at December 31, 2018 could decrease by $33.9 million and $67.9 million, respectively, and at December 31, 2017 could decrease by $44.8 million and $89.5 million, respectively.

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

The Company’s overall investment securities portfolio maintains an average credit quality of AA. For further information on the credit quality of the Company’s investment portfolio at December 31, 2018, see Note 3 Debt and Equity Securities to the consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Financial statement schedules not listed are either omitted because they are not applicable or the required information is shown in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

First American Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First American Financial Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for unrealized gains and losses associated with equity securities and the manner in which it accounts for other components of net periodic pension and postretirement benefit cost in 2018.

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

Los Angeles, California

February 20, 2019

We have served as the Company’s auditor since 2009.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$1,467,129	$1,387,226
Accounts and accrued income receivable, less allowances of $22,841 and $23,066	325,686	311,084
Income taxes receivable	11,007	38,673
Investments:
Deposits with banks	36,209	41,335
Debt securities, includes pledged securities of $110,975 and $108,427	5,713,811	4,752,684
Equity securities	353,535	466,516
Other investments	121,965	117,768
	6,225,520	5,378,303
Secured financings receivable	76,311	—
Property and equipment, net	457,840	439,569
Title plants and other indexes	577,467	568,452
Deferred income taxes	16,636	22,803
Goodwill	1,144,166	1,113,005
Other intangible assets, net	109,372	99,913
Other assets	219,501	214,194
	$10,630,635	$9,573,222
LIABILITIES AND EQUITY
Deposits	$3,786,183	$3,070,566
Accounts payable and accrued liabilities:
Accounts payable	47,079	68,460
Personnel costs	199,711	194,357
Pension costs and other retirement plans	386,264	401,083
Other	145,634	129,257
	778,688	793,157
Deferred revenue	243,280	240,822
Reserve for known and incurred but not reported claims	1,042,679	1,028,933
Income taxes payable	8,988	4,602
Deferred income taxes	217,097	219,307
Secured financings payable	76,313	—
Notes and contracts payable	732,019	732,810
	6,885,247	6,090,197
Commitments and contingencies (Notes 18 and 19)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares;
Outstanding—111,496 shares and 110,925 shares	1	1
Additional paid-in capital	2,258,290	2,236,351
Retained earnings	1,644,165	1,311,112
Accumulated other comprehensive loss	(160,575)	(67,509)
Total stockholders’ equity	3,741,881	3,479,955
Noncontrolling interests	3,507	3,070
Total equity	3,745,388	3,483,025
	$10,630,635	$9,573,222

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Direct premiums and escrow fees	$2,507,669	$2,461,854	$2,416,039
Agent premiums	2,284,906	2,360,659	2,286,630
Information and other	781,467	776,214	723,990
Net investment income	230,289	162,402	126,134
Net realized investment (losses) gains	(56,487)	11,234	23,053
	5,747,844	5,772,363	5,575,846
Expenses:
Personnel costs	1,748,949	1,723,539	1,655,164
Premiums retained by agents	1,799,836	1,863,356	1,801,571
Other operating expenses	900,208	1,055,886	955,310
Provision for policy losses and other claims	452,633	450,410	488,601
Depreciation and amortization	125,927	128,053	99,047
Premium taxes	69,775	69,801	66,358
Interest	40,978	35,987	32,214
	5,138,306	5,327,032	5,098,265
Income before income taxes	609,538	445,331	477,581
Income taxes	133,640	23,468	134,105
Net income	475,898	421,863	343,476
Less: Net income (loss) attributable to noncontrolling interests	1,402	(1,186)	483
Net income attributable to the Company	$474,496	$423,049	$342,993
Net income per share attributable to the Company’s stockholders:
Basic	$4.21	$3.79	$3.10
Diluted	$4.19	$3.76	$3.09
Cash dividends declared per share	$1.60	$1.44	$1.20
Weighted-average common shares outstanding:
Basic	112,613	111,668	110,548
Diluted	113,279	112,435	111,156

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$475,898	$421,863	$343,476
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	(38,418)	63,563	(10,359)
Foreign currency translation adjustment	(26,796)	24,744	(6,334)
Pension benefit adjustment	12,680	74,597	25,300
Total other comprehensive (loss) income, net of tax	(52,534)	162,904	8,607
Comprehensive income	423,364	584,767	352,083
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,384	(1,173)	487
Comprehensive income attributable to the Company	$421,980	$585,940	$351,596

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2015	109,098	$1	$2,150,813	$838,149	$(239,003)	$2,749,960	$3,163	$2,753,123
Net income for 2016	—	—	—	342,993	—	342,993	483	343,476
Dividends on common shares	—	—	—	(131,541)	—	(131,541)	—	(131,541)
Purchase of Company shares	(14)	—	(454)	—	—	(454)	—	(454)
Shares issued in connection with share-based compensation	860	—	7,298	(2,779)	—	4,519	—	4,519
Share-based compensation	—	—	34,125	—	—	34,125	—	34,125
Net activity related to noncontrolling interests	—	—	(26)	—	—	(26)	2,520	2,494
Other comprehensive income	—	—	—	—	8,603	8,603	4	8,607
Balance at December 31, 2016	109,944	1	2,191,756	1,046,822	(230,400)	3,008,179	6,170	3,014,349
Net income (loss) for 2017	—	—	—	423,049	—	423,049	(1,186)	421,863
Dividends on common shares	—	—	—	(159,284)	—	(159,284)	—	(159,284)
Shares issued in connection with share-based compensation	981	—	6,226	(3,494)	—	2,732	—	2,732
Share-based compensation	—	—	37,399	—	—	37,399	—	37,399
Net activity related to noncontrolling interests	—	—	970	—	—	970	(1,927)	(957)
Other	—	—	—	4,019	—	4,019	—	4,019
Other comprehensive income	—	—	—	—	162,891	162,891	13	162,904
Balance at December 31, 2017	110,925	1	2,236,351	1,311,112	(67,509)	3,479,955	3,070	3,483,025
Cumulative effect adjustment (Note 1)	—	—	—	40,550	(40,550)	—	—	—
Net income for 2018	—	—	—	474,496	—	474,496	1,402	475,898
Dividends on common shares	—	—	—	(178,487)	—	(178,487)	—	(178,487)
Purchase of Company shares	(425)	—	(18,801)	—	—	(18,801)	—	(18,801)
Shares issued in connection with share-based compensation	996	—	(599)	(3,506)	—	(4,105)	—	(4,105)
Share-based compensation	—	—	41,145	—	—	41,145	—	41,145
Net activity related to noncontrolling interests	—	—	194	—	—	194	(947)	(753)
Other comprehensive loss	—	—	—	—	(52,516)	(52,516)	(18)	(52,534)
Balance at December 31, 2018	111,496	$1	$2,258,290	$1,644,165	$(160,575)	$3,741,881	$3,507	$3,745,388

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$475,898	$421,863	$343,476
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	452,633	450,410	488,601
Depreciation and amortization	125,927	128,053	99,047
Amortization of premiums and accretion of discounts on debt securities, net	26,994	31,211	28,325
Excess tax benefits from share-based compensation	—	—	(3,415)
Net realized investment losses (gains)	56,487	(11,234)	(23,053)
Share-based compensation	41,145	37,399	34,125
Equity in earnings of affiliates, net	(2,717)	(3,785)	(8,173)
Dividends from equity method investments	4,909	11,083	10,023
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(450,756)	(472,047)	(462,999)
Net change in income tax accounts	42,079	(102,819)	17,601
Decrease (increase) in accounts and accrued income receivable	5,264	12,426	(10,017)
Increase (decrease) in accounts payable and accrued liabilities	15,303	127,683	(29,339)
Increase in deferred revenue	2,741	10,238	21,534
Other, net	(2,742)	(8,347)	(16,320)
Cash provided by operating activities	793,165	632,134	489,416
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of acquisitions/dispositions	(79,171)	(82,993)	(106,719)
Net decrease (increase) in deposits with banks	3,361	(18,319)	712
Purchases of debt and equity securities	(3,157,893)	(1,970,597)	(2,062,743)
Proceeds from sales of debt and equity securities	1,501,402	1,163,765	731,146
Proceeds from maturities of debt securities	640,558	641,442	948,257
Net change in other investments	(6,792)	3,763	2,244
Advances under secured financing agreements	(2,380,878)	—	—
Collections of secured financings receivable	2,374,329	—	—
Capital expenditures	(118,170)	(134,206)	(132,265)
Proceeds from sales of property and equipment	2,630	9,977	9,220
Cash used for investing activities	(1,220,624)	(387,168)	(610,148)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	715,617	291,088	80,463
Borrowings under secured financing agreements	2,380,976	—	—
Repayments of secured financings payable	(2,374,426)	—	—
Net proceeds from issuance of notes and contracts payable	—	—	160,000
Repayment of notes and contracts payable	(5,294)	(5,543)	(5,171)
Net activity related to noncontrolling interests	(745)	(969)	(1,029)
Excess tax benefits from share-based compensation	—	—	3,415
Net (payments) proceeds in connection with share-based compensation	(4,105)	2,732	1,104
Purchase of Company shares	(18,801)	—	(454)
Payments of cash dividends	(178,487)	(159,284)	(131,541)
Cash provided by financing activities	514,735	128,024	106,787
Effect of exchange rate changes on cash	(7,373)	8,098	(7,238)
Net increase (decrease) in cash and cash equivalents	79,903	381,088	(21,183)
Cash and cash equivalents—Beginning of year	1,387,226	1,006,138	1,027,321
Cash and cash equivalents—End of year	$1,467,129	$1,387,226	$1,006,138
SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$39,183	$33,680	$30,125
Premium taxes	$68,526	$66,785	$65,506
Income taxes, less refunds of $7,255, $52,153 and $4,055	$91,745	$126,208	$116,309

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

First American Financial Corporation (the “Company”), through its subsidiaries, is engaged in the business of providing financial services. The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally.  This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions, many of which products, services and solutions involve the use of real property-related data; maintains, manages and provides access to title plant records and images; and provides appraisals and other valuation-related products and services, lien release and document custodial services, warehouse lending services, default-related products and services, evidence of title, and banking, trust and wealth management services.  The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents.  Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories.  The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets.

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products.  The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage.  This business is licensed to issue policies in all 50 states and the District of Columbia and actively issues policies in 47 states.  The majority of policy liability is in the western United States, including approximately 62% in California.  In certain markets it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance.  The home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period.  This business currently operates in 36 states and the District of Columbia.

The corporate function consists primarily of certain financing facilities as well as the corporate services that support the Company’s business operations.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and reflect the consolidated operations of the Company. The consolidated financial statements include the accounts of First American Financial Corporation and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method. Equity investments in which the Company does not exercise significant influence over the investee and without readily determinable fair values, are accounted for at cost, less impairment and are adjusted for any observable price changes.

Out-of-period adjustments

During 2017, the Company identified certain uncollectible balances related to fees within its title insurance and services segment, which primarily related to reporting periods prior to 2016, that should have been previously written off.  To correct for this error, the Company recorded an adjustment in 2017, which increased other operating expenses and increased accounts payable and accrued liabilities by $8.5 million.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Also, during 2017, the Company identified certain title plant assets within its title insurance and services segment that should have been previously written off, and certain title plant imaging assets that were misclassified as title plant assets.  To correct for these errors, the Company recorded adjustments in 2017 to net realized investment gains, depreciation and amortization and title plants and other indexes.  The impact of these adjustments included an increase to depreciation and amortization of $4.7 million, a decrease to net realized investment gains of $1.8 million and a decrease to title plant and other indexes of $6.5 million.

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

Debt securities

Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, foreign governments, various U.S. and foreign corporations, certain state and political subdivisions and mortgage-backed securities. The Company classifies its publicly traded debt securities as available-for-sale with unrealized gains or losses recorded as a component of accumulated other comprehensive loss.

The Company maintains investments in debt securities in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits. At December 31, 2018 and 2017, the fair values of such investments totaled $111.0 million and $108.4 million, respectively. See Note 2 Statutory Restrictions on Investments and Stockholders’ Equity for additional discussion of the Company’s statutory restrictions.

Interest income, as well as the related amortization of premium and accretion of discount, on debt securities are recognized under the effective yield method and are included in the accompanying consolidated statements of income in net investment income. Realized gains and losses on sales of debt securities are determined on a first-in, first-out basis.

The Company evaluates its debt securities with unrealized losses on a quarterly basis for potential other-than-temporary impairments in value.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2018, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

If the Company does not expect to recover the amortized cost basis of a debt security with declines in fair value (even if the Company does not intend to sell the debt security and it is not more likely than not that the Company will be required to sell the debt security), the loss is considered an other-than-temporary impairment loss and the credit portion of the loss (“credit loss”) is recognized in earnings and the non-credit portion is recognized in other comprehensive income. The credit loss is the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security. The cash flows expected to be collected are discounted at the rate implicit in the security immediately prior to the recognition of the other-than-temporary impairment.

Expected future cash flows for debt securities are based on qualitative and quantitative factors specific to each security, including the probability of default and the estimated timing and amount of recovery. The detailed inputs used to project expected future cash flows may be different depending on the nature of the individual debt security.

As a result of its security-level review, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the years ended December 31, 2018 and 2017 and recognized $0.5 million of other-than-temporary impairment losses considered to be credit related for the year ended December 31, 2016. It is possible that the Company could recognize additional other-than-temporary impairment losses on securities it owns at December 31, 2018 if future events or information cause it to determine that a decline in fair value is other-than-temporary.

Equity securities

Equity securities are carried at fair value and consist primarily of investments in exchange traded funds, mutual funds and marketable common and preferred stocks of corporate entities.

The Company adopted new accounting guidance on January 1, 2018, which requires investments in equity securities with readily determinable fair values to be measured at fair value with changes in fair value recognized through net income.  See Recently Adopted Accounting Pronouncements within this note for further discussion of the new guidance.

Other investments

Other investments consist primarily of equity investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary; equity investments in which the Company does not exercise significant influence over the investee and without readily determinable fair values; investments in real estate; and notes receivable.

Equity investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for under the equity method of accounting.  These investments are initially measured at cost and are generally adjusted by the Company’s share of equity in the income or losses of the investee.  The carrying value of these investments is written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In making the determination as to whether an individual investment is impaired, the Company assesses the current and expected financial condition of each relevant entity, including, but not limited to, the anticipated ability of the entity to make its contractually required payments to the Company (with respect to debt obligations to the Company), the results of valuation work performed with respect to the entity, the entity’s anticipated ability to generate sufficient cash flows and the market conditions in the industry in which the entity is operating.

Equity investments in which the Company does not exercise significant influence over the investee and without readily determinable fair values are measured at cost, less impairment and are adjusted for any observable price changes.

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

Secured financings receivable and payable

Secured financings receivable, which reflect financing transactions with correspondent mortgage lenders involved in residential real estate lending, are collateralized by mortgages on residential real estate.  Collections of the receivable balance occur upon sale of the underlying mortgage loan to investors, generally within 30 days and more typically in less than 10 days.  Secured financings receivable is stated at the principal balance outstanding and no allowance for doubtful accounts is maintained as the receivable balance is generally considered fully collectible.  Interest income is recorded on an accrual basis during the period the principal balance remains outstanding.

Secured financings payable reflect borrowings under secured warehouse lending facilities with several banking institutions.  Repayment of the warehouse borrowing occurs upon sale of the mortgage loan to investors as noted above.  Interest expense is recorded during the period the borrowing remains outstanding.

See Note 20 Business Combinations for further information about the Company’s 2018 acquisition of a specialized warehouse lender.

Property and equipment

Buildings and furniture and equipment are initially recorded at cost and are generally depreciated using the straight-line method over estimated useful lives ranging from 5 to 40 years and from 1 to 15 years, respectively.  Leasehold improvements are initially recorded at cost and are amortized over the lesser of the remaining term of the respective lease or the estimated useful life, using the straight-line method. Computer software, which is acquired or developed for internal use and for use with the Company’s products, is amortized over estimated useful lives ranging from 1 to 15 years using the straight-line method. Software development costs, which include certain payroll-related costs of employees directly associated with developing software in addition to incremental payments to third parties, are capitalized from the time technological feasibility is established until the software is ready for use.

Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. If the undiscounted cash flow analysis indicates that the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying amount over its fair value. Impairment losses on property and equipment, which primarily related to impairments of internally developed software, were $41 thousand, $0.5 million and $5.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Title plants and other indexes

Title plants and other indexes included title plants of $530.4 million and $526.2 million and capitalized real estate data of $47.1 million and $42.3 million at December 31, 2018 and 2017, respectively. Title plants are carried at cost, with the costs of daily maintenance (updating) charged to expense as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes its title plants at least annually for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. Capitalized real estate data is initially recorded at cost and is amortized using the straight-line method over estimated useful lives ranging from 5 to 15 years.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Business Combinations

Amounts paid for acquisitions are allocated to the tangible and intangible assets acquired and liabilities assumed, and are based on their estimated fair values at the date of acquisition. The excess of the fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill. Acquisition-related costs are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition.

Goodwill Impairment

The Company is required to perform an annual goodwill impairment assessment for each reporting unit for which goodwill has been allocated. Those reporting units include title insurance, home warranty and property and casualty insurance.  The Company’s trust and other services reporting unit has no allocated goodwill and is, therefore, not assessed for impairment. The Company has elected to perform this annual assessment in the fourth quarter of each fiscal year or sooner if circumstances indicate possible impairment. Based on accounting guidance, the Company has the option to perform a qualitative assessment to determine if the fair value is more likely than not (i.e., a likelihood of greater than 50%) less than the carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test, or may choose to forego a qualitative assessment and perform a quantitative impairment test. The qualitative factors considered in this assessment may include macroeconomic conditions, industry and market considerations, overall financial performance as well as other relevant events and circumstances as determined by the Company. The Company evaluates the weight of each factor to determine whether it is more likely than not that impairment may exist. If the results of the qualitative assessment indicate the more likely than not threshold was not met, the Company may choose not to perform the quantitative impairment test. If, however, the more likely than not threshold is met, the Company will perform a quantitative test as required and discussed below.

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

The quantitative impairment test for goodwill utilizes a variety of valuation techniques, all of which require the Company to make estimates and judgments. Fair value is determined by employing an expected present value technique, which utilizes expected cash flows and an appropriate discount rate. The use of comparative market multiples (the “market approach”) compares the reporting unit to other comparable companies (if such comparables are present in the marketplace) based on valuation multiples to arrive at a fair value. In assessing the fair value, the Company utilizes the results of the valuations (including the market approach to the extent comparables are available) and considers the range of fair values determined under all methods and the extent to which the fair value exceeds the carrying amount of the reporting unit.

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

For 2018 and 2017, the Company chose to perform qualitative assessments for its title insurance and home warranty reporting units and performed a quantitative impairment test for its property and casualty insurance reporting unit.  Based on the results of its quantitative impairment tests for 2018 and 2017, the Company determined that the fair value of its property and casualty insurance reporting unit exceeded the carrying amount and, therefore, no additional analysis was required.  The results of the Company’s qualitative assessments for its title insurance and home warranty reporting units for 2018 and 2017 supported the conclusion that their fair values were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary.  For 2016, the Company chose to perform a quantitative impairment test for all three reporting units and, based on the results, determined that the fair values of its reporting units exceeded their carrying amounts and, therefore, no additional analysis was required.  As a result of the Company’s annual goodwill impairment assessments, the Company did not record any goodwill impairment losses for 2018, 2017 or 2016.

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

The process of assessing the loss provision rate and the resulting IBNR reserve involves an evaluation of the results of an in-house actuarial review. The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by in-house claims and operations personnel. Current economic and business trends are also reviewed and used in the reserve analysis. These include conditions in the real estate and mortgage markets, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience. Results from the analysis include, but are not limited to, a range of IBNR reserve estimates and a single point estimate for IBNR as of the balance sheet date.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss rates exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

The reserve for property and casualty insurance losses reflects management’s best estimate of the amount necessary to settle all reported and unreported claims for the ultimate cost of insured losses, based upon the facts of each case and the Company’s experience with similar cases.  The Company also utilizes the services of an independent actuary as part of its reserve analysis.  Because the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process, the ultimate cost of insured losses may be more or less than the reserve amount.  Reserve estimates are regularly analyzed and updated to reflect the most current information available.

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

Revenues from title policies issued by agents are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.

Information and other revenues and escrow fees are within the scope of new accounting guidance related to the recognition of revenue from contracts with customers, which the Company adopted effective January 1, 2018.  Under the new guidance, revenue is recognized when control of the promised goods or services is transferred to the customer and in an amount that reflects the consideration the Company expects to be entitled to in exchange for these goods or services.  See Recently Adopted Accounting Pronouncements within this note for further discussion of the new guidance.

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

The Company records a contract asset, and recognizes revenue, upon delivery of certain products related to the closing of a real property transaction where the Company’s right to payment is subject to the closing of the real estate transaction.  The Company records a contract liability for payments received in advance of revenue recognition for certain products or services.  Contract assets and liabilities were not material at December 31, 2018.  Revenues recognized during the year ended December 31, 2018 that were included in contract liabilities at the beginning of the period were not material.

For information about the Company’s revenues disaggregated by reportable segment see Note 21 Segment Financial Information.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Share-based compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized in the Company’s financial statements over the requisite service period of the award using the straight-line method for awards that contain only a service condition and the graded vesting method for awards that contain a performance or market condition. For awards with retirement eligibility provisions, the cost is recognized through the date the employee becomes eligible to retire and is no longer required to provide service to earn the award.  The Company accounts for forfeitures as they occur.

The Company’s primary means of providing share-based compensation is through the granting of restricted stock units (“RSUs”). RSUs granted generally have graded vesting features and include a service condition; and for certain key employees and executives, may also include either a performance or market condition. RSUs receive dividend equivalents in the form of RSUs having the same vesting requirements as the RSUs initially granted.

The Company also offers an employee stock purchase plan that allows eligible employees the option to purchase common stock of the Company at 85% of the lower of the closing price on either the first or last day of each offering period.  The offering periods are three-month periods beginning on January 1, April 1, July 1 and October 1 of each fiscal year.  The Company recognizes an expense in the amount equal to the value of the 15% discount and look-back feature over the three-month offering period.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency

The Company operates in other countries, including Canada, the United Kingdom, Australia, South Korea and Hong Kong. The functional currencies of the Company’s foreign subsidiaries are generally their respective local currencies. The financial statements of foreign subsidiaries with local currencies that were determined to be the functional currency are translated into U.S. dollars as follows: assets and liabilities at the exchange rate as of the balance sheet date, equity at the historical rates of exchange, and income and expense amounts at average rates prevailing during the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. For those foreign subsidiaries where the U.S. dollar has been determined to be the functional currency, non-monetary assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with remeasurement gains and losses included in other operating expenses. Gains and losses resulting from foreign currency transactions are included within other operating expenses.

Reinsurance

The Company assumes and cedes large title insurance risks through reinsurance. Additionally, the Company’s property and casualty insurance business purchases reinsurance to limit risk associated with large losses from single events. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer. The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss. The primary insurer generally remains liable to its insured for the total risk, but is reinsured under the terms of the reinsurance agreement. The amount of premiums assumed and ceded is recorded as a component of direct premiums and escrow fees on the Company’s consolidated statements of income. The total amount of premiums assumed and ceded in connection with reinsurance was less than 1.0% of consolidated premium and escrow fees for each of the three years in the period ended December 31, 2018. Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the years ended December 31, 2018, 2017 and 2016.  For information related to payments on reinsured losses for the Company’s property and casualty insurance business see Note 8 Reserve for Known and Incurred But Not Reported Claims.

Escrow deposits and trust assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $7.6 billion and $7.5 billion at December 31, 2018 and 2017, respectively, of which $3.6 billion and $2.9 billion, respectively, were held at First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $3.6 billion and $3.7 billion at December 31, 2018 and 2017, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions and, as a result, the Company has ongoing programs for realizing economic benefits with various financial institutions. The results from these programs are included as income or a reduction in expense, as appropriate, in the consolidated statements of income based on the nature of the arrangement and benefit received.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Like-kind exchanges

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $2.7 billion and $2.6 billion at December 31, 2018 and 2017, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

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

In March 2017, the FASB issued updated guidance intended to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost through the disaggregation of the service cost component from the other components of net benefit cost.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company adopted this change in accounting principle at the beginning of 2018 and applied the change retrospectively.  As a result, other components of net benefit cost totaling $175.0 million and $101.5 million were reclassified from personnel costs to other operating expenses on the consolidated statements of income for the years ended December 31, 2017 and 2016, respectively.  See Note 13 Employee Benefit Plans for further information on the Company’s net periodic pension costs.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2016, the FASB issued updated guidance intended to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  In addition to making other targeted improvements to current guidance, the updated guidance also requires all equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in the fair value recognized through net income.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company adopted this guidance at the beginning of 2018 and recognized cumulative net unrealized gains, net of taxes, of $40.6 million related to its investments in equity securities, previously classified as available-for-sale, through a cumulative-effect adjustment to retained earnings.  Changes in the fair values of these investments are reflected in net realized investment gains/losses on the Company’s consolidated statements of income. See Note 3 Debt and Equity Securities for further discussion of the Company’s investments in equity securities.

In May 2014, the FASB issued updated guidance for recognizing revenue from contracts with customers to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within and across industries, and across capital markets.  The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of recognition.  The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services.  Revenue from insurance contracts is not within the scope of this guidance.  In 2016, the FASB issued additional updates to the new guidance primarily to clarify, among other things, the implementation guidance related to principal versus agent considerations, identifying performance obligations, accounting for licenses of intellectual property, and to provide narrow-scope improvements and additional practical expedients.  In February 2017, the FASB issued an additional update to the new guidance to clarify the scope of derecognition guidance for nonfinancial assets and to provide guidance for partial sales of nonfinancial assets.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The Company elected to adopt the new guidance under the modified retrospective approach, which did not have a material impact on its consolidated financial statements.  See Revenues within this note for further information about the Company’s revenues within the scope of the new guidance.

Pending Accounting Pronouncements:

In August 2018, the FASB issued updated guidance that is intended to reduce potential diversity in practice in accounting for the costs of implementing cloud computing arrangements (i.e., hosting arrangements) that are service contracts.  The updated guidance aligns the requirements for capitalizing implementation costs for these arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently assessing the impact of this guidance on its consolidated financial statements.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2016, the FASB issued updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted.  The Company is currently assessing the impact of this guidance on its consolidated financial statements.

In February 2016, the FASB issued updated guidance that requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-of-use asset and a liability to make lease payments and disclose key information about leasing arrangements.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018.  The updated guidance may either be adopted using a modified retrospective transition approach or may be initially applied on the adoption date with the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company has elected to initially apply the guidance as of the adoption date, January 1, 2019, and expects to record on its balance sheet right-of-use assets and lease liabilities of approximately $350 million and an immaterial cumulative-effect adjustment to retained earnings. The Company expects the new guidance to have an insignificant impact on its consolidated statements of income and statements of cash flows.

NOTE 2.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments totaling $129.2 million and $131.0 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2018 and 2017, respectively.

Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders.  As of December 31, 2018, under such regulations, the maximum amount available to the Company from its insurance subsidiaries in 2019, without prior approval from applicable regulators, was dividends of $291.2 million and loans and advances of $98.6 million.

The Company’s principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), maintained total statutory capital and surplus of $1.2 billion as of December 31, 2018 and 2017.  Statutory net income for the years ended December 31, 2018, 2017 and 2016 was $258.4 million, $306.5 million and $150.0 million, respectively.  FATICO was in compliance with the minimum statutory capital and surplus requirements as of December 31, 2018.

FATICO is domiciled in Nebraska and its statutory-based financial statements are prepared in accordance with accounting practices prescribed or permitted by the Nebraska Department of Insurance.  The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures Manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the state of Nebraska.  The state of Nebraska has adopted certain prescribed accounting practices that differ from those found in the NAIC SAP.  Specifically, the timing of amounts released from the statutory premium reserve under Nebraska’s required practice differs from NAIC SAP resulting in total statutory capital and surplus that was lower by $209.0 million and $148.5 million at December 31, 2018 and 2017, respectively, than if reported in accordance with NAIC SAP.

Statutory accounting principles differ in some respects from GAAP, and these differences include, but are not limited to, non-admission of certain assets (principally limitations on deferred tax assets, goodwill, capitalized furniture and other equipment, capitalized software, and premiums and other receivables 90 days past due), reporting of bonds at amortized cost, amortization of goodwill, deferral of premiums received as statutory premium reserve, supplemental reserve (if applicable) and exclusion of the incurred but not reported claims reserve. In addition, beginning in 2018, the changes in the fair values of equity securities are recorded through net income for GAAP, whereas statutory accounting principles continue to require these changes to be recorded on the balance sheet.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Debt and Equity Securities:

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized cost	Gross unrealized		Estimated fair value
(in thousands)		gains	losses
December 31, 2018
U.S. Treasury bonds	$162,904	$741	$(1,139)	$162,506
Municipal bonds	1,050,134	7,210	(12,309)	1,045,035
Foreign government bonds	158,885	571	(2,159)	157,297
Governmental agency bonds	319,115	1,145	(4,093)	316,167
Governmental agency mortgage-backed securities	3,219,585	12,030	(29,016)	3,202,599
U.S. corporate debt securities	575,646	1,113	(15,499)	561,260
Foreign corporate debt securities	274,881	551	(6,485)	268,947
	$5,761,150	$23,361	$(70,700)	$5,713,811
December 31, 2017
U.S. Treasury bonds	$173,049	$2,199	$(1,250)	$173,998
Municipal bonds	1,031,146	12,185	(7,394)	1,035,937
Foreign government bonds	170,220	489	(1,221)	169,488
Governmental agency bonds	212,731	1,061	(2,322)	211,470
Governmental agency mortgage-backed securities	2,172,377	3,168	(16,588)	2,158,957
U.S. corporate debt securities	734,409	11,768	(2,962)	743,215
Foreign corporate debt securities	256,430	4,145	(956)	259,619
	$4,750,362	$35,015	$(32,693)	$4,752,684

Sales of debt securities resulted in realized gains of $3.3 million, $5.4 million and $12.6 million, realized losses of $20.3 million, $16.4 million and $2.7 million, and proceeds of $1.3 billion, $821.0 million and $561.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized losses on investments in debt securities are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2018
U.S. Treasury bonds	$19,749	$(85)	$55,615	$(1,054)	$75,364	$(1,139)
Municipal bonds	172,387	(1,772)	369,139	(10,537)	541,526	(12,309)
Foreign government bonds	23,654	(1,037)	42,119	(1,122)	65,773	(2,159)
Governmental agency bonds	56,270	(748)	90,631	(3,345)	146,901	(4,093)
Governmental agency mortgage-backed securities	850,459	(6,955)	982,610	(22,061)	1,833,069	(29,016)
U.S. corporate debt securities	374,473	(10,537)	109,844	(4,962)	484,317	(15,499)
Foreign corporate debt securities	175,762	(4,575)	50,802	(1,910)	226,564	(6,485)
	$1,672,754	$(25,709)	$1,700,760	$(44,991)	$3,373,514	$(70,700)
December 31, 2017
U.S. Treasury bonds	$78,605	$(511)	$37,498	$(739)	$116,103	$(1,250)
Municipal bonds	279,292	(1,714)	226,895	(5,680)	506,187	(7,394)
Foreign government bonds	98,942	(972)	6,678	(249)	105,620	(1,221)
Governmental agency bonds	55,707	(409)	93,737	(1,913)	149,444	(2,322)
Governmental agency mortgage-backed securities	671,871	(4,868)	774,959	(11,720)	1,446,830	(16,588)
U.S. corporate debt securities	171,817	(1,568)	60,724	(1,394)	232,541	(2,962)
Foreign corporate debt securities	81,525	(821)	5,697	(135)	87,222	(956)
	$1,437,759	$(10,863)	$1,206,188	$(21,830)	$2,643,947	$(32,693)

Based on the Company’s review of its debt securities in an unrealized loss position at December 31, 2018, it determined that the losses were primarily the result of changes in interest rates, which were considered to be temporary, rather than a deterioration in credit quality.  The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost.  As such, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2018.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in debt securities at December 31, 2018, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$69,650	$67,223	$2,744	$23,287	$162,904
Estimated fair value	$69,504	$67,043	$2,716	$23,243	$162,506
Municipal bonds
Amortized cost	$65,779	$232,548	$266,936	$484,871	$1,050,134
Estimated fair value	$65,708	$232,572	$266,724	$480,031	$1,045,035
Foreign government bonds
Amortized cost	$20,304	$112,746	$14,336	$11,499	$158,885
Estimated fair value	$20,290	$112,629	$13,933	$10,445	$157,297
Governmental agency bonds
Amortized cost	$21,574	$122,750	$127,392	$47,399	$319,115
Estimated fair value	$21,379	$121,397	$128,075	$45,316	$316,167
U.S. corporate debt securities
Amortized cost	$29,561	$266,261	$250,275	$29,549	$575,646
Estimated fair value	$29,418	$261,369	$241,937	$28,536	$561,260
Foreign corporate debt securities
Amortized cost	$17,889	$169,153	$79,443	$8,396	$274,881
Estimated fair value	$17,824	$166,460	$76,746	$7,917	$268,947
Total debt securities, excluding mortgage-backed securities
Amortized cost	$224,757	$970,681	$741,126	$605,001	$2,541,565
Estimated fair value	$224,123	$961,470	$730,131	$595,488	$2,511,212
Total mortgage-backed securities
Amortized cost					$3,219,585
Estimated fair value					$3,202,599
Total debt securities
Amortized cost					$5,761,150
Estimated fair value					$5,713,811

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

Investments in equity securities are as follows:

	Cost	Estimated fair value
(in thousands)
December 31, 2018
Preferred stocks	$16,892	$14,162
Common stocks	341,460	339,373
	$358,352	$353,535
December 31, 2017
Preferred stocks	$19,233	$18,990
Common stocks	394,439	447,526
	$413,672	$466,516

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

Net losses (realized and unrealized) of $38.6 million were recognized for the year ended December 31, 2018 as a result of changes in the fair values of equity securities.  Included in net losses during the year ended December 31, 2018 were net unrealized losses of $37.6 million related to equity securities still held at December 31, 2018.  For the years ended December 31, 2017 and 2016, sales of equity securities resulted in realized gains of $30.2 million and $18.1 million and realized losses of $2.1 million and $7.0 million, respectively.

The composition of the investment portfolio at December 31, 2018, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
Debt securities:
U.S. Treasury bonds	$162,506	100.0	$—	—	$—	—	$162,506	100.0
Municipal bonds	978,624	93.6	56,174	5.4	10,237	1.0	1,045,035	100.0
Foreign government bonds	128,759	81.9	24,888	15.8	3,650	2.3	157,297	100.0
Governmental agency bonds	316,167	100.0	—	—	—	—	316,167	100.0
Governmental agency mortgage-backed securities	3,202,599	100.0	—	—	—	—	3,202,599	100.0
U.S. corporate debt securities	242,100	43.1	172,633	30.8	146,527	26.1	561,260	100.0
Foreign corporate debt securities	119,565	44.4	118,029	43.9	31,353	11.7	268,947	100.0
Total debt securities	5,150,320	90.1	371,724	6.5	191,767	3.4	5,713,811	100.0
Preferred stocks	48	0.3	12,916	91.2	1,198	8.5	14,162	100.0
Total	$5,150,368	89.9	$384,640	6.7	$192,965	3.4	$5,727,973	100.0

Included in debt securities at December 31, 2018, were bank loans totaling $144.6 million, of which $133.2 million were non-investment grade; high yield corporate debt securities totaling $38.7 million, all of which were non-investment grade; and emerging market debt securities totaling $72.2 million, of which $9.6 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at December 31, 2018, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
U.S. Treasury bonds	$75,364	100.0	$—	—	$—	—	$75,364	100.0
Municipal bonds	519,316	95.9	16,195	3.0	6,015	1.1	541,526	100.0
Foreign government bonds	38,237	58.1	23,886	36.3	3,650	5.6	65,773	100.0
Governmental agency bonds	146,901	100.0	—	—	—	—	146,901	100.0
Governmental agency mortgage-backed securities	1,833,069	100.0	—	—	—	—	1,833,069	100.0
U.S. corporate debt securities	193,758	40.0	148,054	30.6	142,505	29.4	484,317	100.0
Foreign corporate debt securities	88,816	39.2	107,806	47.6	29,942	13.2	226,564	100.0
Total	$2,895,461	85.8	$295,941	8.8	$182,112	5.4	$3,373,514	100.0

Debt securities in an unrealized loss position at December 31, 2018, included bank loans totaling $141.2 million, of which $129.8 million were non-investment grade; high yield corporate debt securities totaling $36.7 million, all of which were non-investment grade; and emerging market debt securities totaling $63.4 million, of which $9.6 million were non-investment grade.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The credit ratings in the above tables reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.  Governmental agency mortgage-backed securities are not rated by any of the ratings agencies; however, these securities have been included in the above table in the “A- or higher” rating category because the payments of principal and interest are guaranteed by the governmental agency that issued the security.

NOTE 4.    Property and Equipment:

Property and equipment consists of the following:

	December 31,
	2018	2017
	(in thousands)
Land	$25,472	$25,983
Buildings	257,159	255,389
Furniture and equipment	242,415	247,022
Capitalized software	667,667	621,203
	1,192,713	1,149,597
Accumulated depreciation and amortization	(734,873)	(710,028)
	$457,840	$439,569

NOTE 5.    Goodwill:

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the years ended December 31, 2018 and 2017, is as follows:

	Title Insurance and Services	Specialty Insurance	Total
	(in thousands)
Balance as of December 31, 2016	$970,652	$46,765	$1,017,417
Acquisitions	91,516	—	91,516
Foreign currency translation	4,370	—	4,370
Other adjustments	(298)	—	(298)
Balance as of December 31, 2017	1,066,240	46,765	1,113,005
Acquisitions	36,806	—	36,806
Foreign currency translation	(5,017)	—	(5,017)
Other adjustments	(628)	—	(628)
Balance as of December 31, 2018	$1,097,401	$46,765	$1,144,166

For further discussion about the Company’s acquisitions in 2018 and 2017, see Note 20 Business Combinations.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Other Intangible Assets:

Other intangible assets consist of the following:

	December 31,
	2018	2017
	(in thousands)
Finite-lived intangible assets:
Customer relationships	$114,603	$106,086
Noncompete agreements	14,402	11,509
Trademarks	10,753	9,229
Internal-use software licenses	29,394	28,956
Patents	2,840	2,840
	171,992	158,620
Accumulated amortization	(79,535)	(75,591)
	92,457	83,029
Indefinite-lived intangible assets:
Licenses	16,915	16,884
	$109,372	$99,913

Amortization expense for finite-lived intangible assets was $30.4 million, $28.1 million and $15.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
2019	$25,620
2020	$14,294
2021	$10,967
2022	$10,330
2023	$9,859

NOTE 7.    Deposits:

Deposit accounts are summarized as follows:

	December 31,
	2018	2017
	(in thousands, except percentages)
Escrow accounts:
Interest bearing	$2,496,805	$2,058,596
Non-interest bearing	1,133,825	879,252
	3,630,630	2,937,848
Business checking and other deposits (1)	155,553	132,718
	$3,786,183	$3,070,566
Weighted-average interest rate:
Interest bearing escrow accounts	0.12%	0.10%

(1)	Business checking and other deposits primarily reflect non-interest bearing accounts.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31,
	2018	2017	2016
	(in thousands)
Balance at beginning of year	$1,028,933	$1,025,863	$983,880
Provision related to:
Current year	444,969	446,500	441,228
Prior years	7,664	3,910	47,373
	452,633	450,410	488,601
Payments, net of recoveries, related to:
Current year	242,617	240,468	223,735
Prior years	208,139	231,579	239,264
	450,756	472,047	462,999
Other	11,869	24,707	16,381
Balance at end of year	$1,042,679	$1,028,933	$1,025,863

Current year payments, net of recoveries, include $228.3 million, $225.6 million and $211.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, that relate to the Company’s specialty insurance segment. Prior year payments, net of recoveries, include $56.7 million, $46.1 million and $41.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, that relate to the Company’s specialty insurance segment.

“Other” primarily includes foreign currency translation gains and losses and ceded reinsurance claims. Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the years ended December 31, 2018, 2017 and 2016.  Payments on reinsured losses for the Company’s property and casualty insurance business totaled $15.3 million, $8.9 million, and $2.1 million, and recoveries totaled $20.3 million, $9.6 million, and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the years ended December 31, 2018 and 2017 and 5.5% for the year ended December 31, 2016.

The current year rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.

The 2017 rate of 4.0% reflected the ultimate loss rate for policy year 2017 and no change in the loss reserve estimates for prior policy years.

The 2016 rate of 5.5% reflected an ultimate loss rate of 4.5% for policy year 2016 and a $42.6 million net increase in loss reserve estimates for prior policy years. The increase in loss reserve estimates for prior policy years was primarily attributable to potential uncertainty with respect to the Company’s exposure to large title claims.  A large title claim is defined as a title claim with a total ultimate loss in excess of $2.5 million.  This uncertainty was due to the following factors, among others: (i) the volatility associated with the timing and severity of large title claims, (ii) the potential of incurring one or more large title claims that significantly exceed estimated ultimate losses indicated by current historical trends, and (iii) the complexity associated with handling large title claims which makes it difficult to estimate the ultimate outcome.  While the Company believed its claims reserve attributable to large title claims was reasonable, this uncertainty increased the potential for adverse loss development.

As of December 31, 2018, the projected ultimate loss rates for policy years 2018, 2017 and 2016 were 4.0%, 3.9% and 3.8%, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	December 31, 2018		December 31, 2017
Known title claims	$80,306	7.7%	$83,094	8.1%
IBNR title claims	877,134	84.1%	875,724	85.1%
Total title claims	957,440	91.8%	958,818	93.2%
Non-title claims	85,239	8.2%	70,115	6.8%
Total loss reserves	$1,042,679	100.0%	$1,028,933	100.0%

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Specialty Insurance Segment

The following reflects information about incurred and paid claims development for the Company’s specialty insurance segment as of December 31, 2018, net of reinsurance, as well as cumulative claims frequency, by claims event, and the total of incurred but not reported claims plus expected development on reported claims included with the net incurred claims amounts.

The information below about incurred and paid claims development for the years ended December 31, 2009 to 2015, is presented as supplementary information.

	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2018
Accident	Years ended December 31,										Total of IBNR liabilities plus expected development on reported	Cumulative number of reported
Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2018	claims	claims
	(in thousands)
2009	$141,154	$139,580	$139,663	$139,266	$138,936	$139,090	$139,191	$139,216	$139,186	$139,186	$—	605
2010		140,621	139,966	139,991	139,639	140,128	140,641	140,353	140,308	140,324	—	606
2011			148,395	149,076	149,768	149,486	149,763	149,552	149,488	149,487	—	641
2012				157,287	158,981	159,918	160,579	160,517	160,911	161,650	—	692
2013					182,858	184,419	185,244	184,826	184,668	184,777	26	762
2014						190,985	190,738	191,120	191,025	190,944	123	789
2015							221,617	225,754	225,977	226,555	342	867
2016								245,859	249,358	251,506	939	972
2017									267,392	275,480	2,940	1,014
2018										264,088	11,329	1,063
									Total	$1,983,997

*Amounts unaudited.

	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance

Accident	Years ended December 31,
Year	2009*	2010*	2011*	2012*	2013*	2014*	2015*	2016	2017	2018
	(in thousands)
2009	$113,550	$134,606	$137,689	$138,293	$138,710	$138,963	$139,181	$139,186	$139,186	$139,186
2010		113,513	136,770	138,978	139,486	140,136	140,886	140,302	140,304	140,321
2011			123,116	144,367	146,952	148,984	149,358	149,495	149,485	149,486
2012				130,623	153,753	157,364	159,181	159,740	160,268	161,304
2013					151,377	180,277	182,565	183,957	184,473	184,711
2014						156,536	185,686	188,117	189,525	190,398
2015							181,445	217,618	223,045	225,041
2016								205,857	243,111	248,211
2017									220,218	266,653
2018										222,966
									Total	$1,928,277
			All outstanding liabilities before 2009, net of reinsurance							16
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$55,736

*Amounts unaudited.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense at December 31, 2018, is as follows:

December 31, 2018
(in thousands)
Liability for unpaid claims and claim adjustment expenses, net of reinsurance:
Specialty insurance	$55,736
Reinsurance recoverable on unpaid claims:
Specialty insurance	28,290
Unallocated claims adjustment expenses:
Specialty insurance	1,213
Insurance lines other than short-duration:
Title insurance	957,440
Liability for unpaid claims and claims adjustment expenses	$1,042,679

The following reflects supplementary information about average historical claims duration for the Company’s specialty insurance segment as of December 31, 2018:

Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8	9	10

Annual
payout	82.6%	14.7%	1.5%	0.8%	0.3%	0.1%	0.0%	0.0%	0.0%	0.0%

NOTE 9.    Notes and Contracts Payable:

	December 31,
	2018	2017
	(in thousands, except percentages)
4.60% senior unsecured notes due November 15, 2024, effective interest rate of 4.60%	$300,000	$300,000
4.30% senior unsecured notes due February 1, 2023, effective interest rate of 4.35%	250,000	250,000
Line of credit borrowings due May 14, 2019, weighted-average interest rate of 4.15% and 3.32% at December 31, 2018 and 2017, respectively	160,000	160,000
Trust deed notes with maturities through 2023, collateralized by land and buildings with net book values of $39,283 and $46,478 at December 31, 2018 and 2017, respectively, weighted-average interest rate of 5.26% and 5.27%, at December 31, 2018 and 2017, respectively	19,247	22,725
Other notes and contracts payable with maturities through 2032, weighted-average interest rate of 4.49% and 4.70% at December 31, 2018 and 2017, respectively	5,791	3,707
	735,038	736,432
Unamortized discount – senior unsecured notes	(462)	(560)
Debt issuance costs – senior unsecured notes	(2,557)	(3,062)
	$732,019	$732,810

The weighted-average interest rate for the Company’s notes and contracts payable was 4.42% and 4.24% at December 31, 2018 and 2017, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement is comprised of a $700.0 million revolving credit facility. Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate and outstanding borrowings will become due and payable on May 14, 2019. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes. At December 31, 2018, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 4.15%.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2018, the Company was in compliance with the financial covenants under the credit agreement.

The aggregate annual maturities for notes and contracts payable for the next five years and thereafter, are as follows:

Year	Annual maturities
(in thousands)
2019	$165,384
2020	5,066
2021	4,965
2022	5,104
2023	254,403
Thereafter	300,116
$735,038

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    Net Investment Income:

The components of net investment income are as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Interest on:
Cash, cash equivalents and deposits with banks	$21,910	$7,321	$3,989
Debt securities	138,409	104,458	89,920
Other investments	64,328	22,221	7,818
Dividends on equity securities	12,718	12,925	12,684
Deferred compensation plan assets	(6,399)	14,211	5,861
Equity in earnings of affiliates, net	2,717	3,785	8,173
Other	106	607	130
Total investment income	233,789	165,528	128,575
Investment expenses	(3,500)	(3,126)	(2,441)
Net investment income	$230,289	$162,402	$126,134

NOTE 11.    Income Taxes:

On December 22, 2017, comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law.  The Tax Reform Act amended the Internal Revenue Code to reduce U.S. tax rates and modify policies, credits and deductions for individuals and businesses.

Also, on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, which provided for a one-year measurement period that allowed businesses time to evaluate the financial statement implications of the Tax Reform Act and to analyze its impact on financial statements issued during the measurement period.  This was in recognition of the fact that the ultimate impact of the Tax Reform Act on a business’ financial statements could differ, perhaps materially, from the amounts originally estimated due to further refinement of tax calculations, changes in interpretations and assumptions related to the Tax Reform Act, guidance issued by taxing authorities and regulatory bodies, and actions businesses could take as a result of the Tax Reform Act.  The Company completed its accounting for the impact of the Tax Reform Act during the measurement period and recorded adjustments of $6.8 million to its initial 2017 estimates during the fourth quarter of 2018.  Specifically, during 2018 the Company relied on regulations issued by the Internal Revenue Service and recorded an additional $3.0 million of foreign tax credits available to offset taxes due on the future repatriation of foreign earnings.  In addition, the Company recorded a tax benefit of $3.8 million as a result of adjustments made to its deferred tax balances as of December 31, 2017, primarily due to a change in its tax accounting method related to statutory premium reserves.  These amounts are reflected in the 2018 summary of income taxes and effective tax rate reconciliation below.

For the years ended December 31, 2018, 2017 and 2016, domestic and foreign pretax income from continuing operations before noncontrolling interests were $571.9 million and $37.6 million, $391.4 million and $53.9 million, and $416.5 million and $61.1 million, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes are summarized as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Current:
Federal	$101,427	$116,400	$24,208
State	12,285	9,382	1,943
Foreign	8,990	11,533	10,806
	122,702	137,315	36,957
Deferred:
Federal	4,381	(104,062)	91,190
State	299	(10,724)	3,753
Foreign	6,258	939	2,205
	10,938	(113,847)	97,148
	$133,640	$23,468	$134,105

Income taxes differ from the amounts computed by applying the federal income tax rates of 21% for 2018 and 35.0% for 2017 and 2016. A reconciliation of these differences is as follows:

	Year ended December 31,
	2018		2017		2016
	(in thousands, except percentages)
Taxes calculated at federal rate	$128,003	21.0%	$155,866	35.0%	$167,153	35.0%
State taxes, net of federal benefit	9,941	1.6	(872)	(0.2)	3,703	0.8
Change in liability for tax positions	875	0.1	(3,482)	(0.8)	(10,512)	(2.2)
Foreign income taxed at different rates	7,287	1.2	(6,163)	(1.3)	(7,983)	(1.7)
Federal tax credits	—	—	—	—	(12,265)	(2.6)
Tax reform impact	(6,804)	(1.1)	(129,139)	(29.0)	—	—
Unremitted foreign earnings	(146)	—	14,997	3.3	—	—
Other items, net	(5,516)	(0.9)	(7,739)	(1.7)	(5,991)	(1.2)
	$133,640	21.9%	$23,468	5.3%	$134,105	28.1%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 21.9% for 2018, 5.3% for 2017, and 28.1% for 2016. The effective tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and taxable income.  The Company’s effective tax rates for 2018 and 2017 also include the impact of the Tax Reform Act as discussed above, as well as the recognition of excess tax benefits associated with share-based payment transactions through income tax expense.  The Company’s effective tax rate for 2017 also reflects state tax benefits relating to the termination of the Company’s defined benefit pension plan and the release of reserves relating to tax positions taken on prior year tax returns.  The Company’s effective tax rate for 2016 reflects the resolution of certain tax authority examinations and tax credits claimed in 2016 and in prior years.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax liability are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Deferred revenue	$7,362	$7,766
Employee benefits	87,960	86,519
Bad debt reserves	7,421	7,191
Loss reserves	1,793	1,372
Pension	18,817	22,600
Net operating loss carryforward	13,290	13,914
Securities	11,356	—
Foreign tax credit	8,415	7,976
Other	5,464	5,673
	161,878	153,011
Valuation allowance	(10,621)	(10,333)
	151,257	142,678
Deferred tax liabilities:
Depreciable and amortizable assets	230,758	204,863
Claims and related salvage	108,497	104,323
Investments in affiliates	1,957	3,343
Securities	—	11,656
Unremitted foreign earnings	10,506	14,997
	351,718	339,182
Net deferred tax liability	$200,461	$196,504

The exercise of stock options and vesting of RSUs represent a tax benefit that has been reflected as a reduction of income taxes payable and a reduction of income tax expense for the years ended December 31, 2018 and 2017. The benefits recorded were $5.2 million and $3.4 million for the years ended December 31, 2018 and 2017, respectively.

In connection with the Company’s June 2010 spin-off from its prior parent, the Company entered into a tax sharing agreement which governs the Company’s and its prior parent’s respective rights, responsibilities and obligations for certain tax-related matters. At December 31, 2018 and 2017, the Company had a net payable to its prior parent of $15.6 million and $15.0 million, respectively, related to tax matters prior to the spin-off. These amounts are included in the Company’s consolidated balance sheets in accounts payable and accrued liabilities. The increase during the current year was primarily the result of an additional accrual for tax matters prior to the spin-off.

At December 31, 2018, the Company had available a foreign tax credit carryover net of valuation allowance of $8.3 million.  The Company expects to utilize this credit within the carryover period.

At December 31, 2018, the Company had available net operating loss carryforwards for income tax purposes totaling $78.2 million, consisting of federal, state and foreign losses of $0.4 million, $35.9 million and $41.9 million, respectively. Of the aggregate net operating losses, $28.6 million has an indefinite expiration and the remaining $49.6 million expires at various times beginning in 2019.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary.  The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize the deferred tax assets.  The Company’s ability or failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of deferred tax assets.  At December 31, 2018 and 2017, the Company carried a valuation allowance of $10.6 million and $10.3 million, respectively, against its deferred tax assets.  Of this amount, $8.9 million and $9.3 million, respectively, related to net operating losses; the remaining $1.7 million and $1.0 million, respectively, related to other foreign deferred tax assets.  The year-over-year increase in the overall valuation allowance is primarily due to additional state and foreign net operating losses incurred in 2018 that are not expected to be realized.  Based on actual future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted in the next 12 months.

As of December 31, 2018, 2017 and 2016, the liability for income taxes associated with uncertain tax positions was $13.3 million, $12.8 million and $18.1 million, respectively. The net increase in the liability during 2018 was attributable to new uncertain tax positions and the net decreases in the liabilities during 2017 and 2016 were primarily attributable to activity related to examinations conducted by various taxing authorities.  The liabilities could be reduced by $3.7 million as of December 31, 2018 and 2017, and $5.7 million as of December 31, 2016, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes. The net amounts of $9.6 million, $9.1 million and $12.4 million as of December 31, 2018, 2017 and 2016, respectively, if recognized, would favorably affect the Company’s effective tax rate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 is as follows:

	December 31,
	2018	2017	2016
	(in thousands)
Unrecognized tax benefits—beginning balance	$12,800	$18,100	$23,800
Gross decreases—prior period tax positions	—	(1,000)	(7,100)
Gross increases—current period tax positions	500	—	1,400
Settlements with taxing authorities	—	(4,300)	—
Unrecognized tax benefits—ending balance	$13,300	$12,800	$18,100

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2018, 2017 and 2016, the Company had accrued $5.8 million, $5.3 million and $4.1 million, respectively, of interest and penalties (net of tax benefits of $1.6 million, $1.4 million and $1.8 million, respectively) related to uncertain tax positions.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions.  The primary non-federal jurisdictions are California, Canada, India and the United Kingdom.  As of December 31, 2018, the Company had concluded U.S. federal income tax examinations through 2015 and is generally no longer subject to state and non-U.S. income tax examinations for years prior to 2005.

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

NOTE 12.    Earnings Per Share:

The computation of basic and diluted earnings per share is as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Numerator
Net income attributable to the Company	$474,496	$423,049	$342,993
Denominator
Basic weighted-average shares	112,613	111,668	110,548
Effect of dilutive employee stock options and RSUs	666	767	608
Diluted weighted-average shares	113,279	112,435	111,156
Net income per share attributable to the Company’s stockholders
Basic	$4.21	$3.79	$3.10
Diluted	$4.19	$3.76	$3.09

For the years ended December 31, 2018 and 2017, 11 thousand and 2 thousand RSUs, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect. For the year ended December 31, 2016, no stock options or RSUs had an antidilutive effect on weighted-average diluted common shares outstanding.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.    Employee Benefit Plans:

The First American Financial Corporation 401(k) Savings Plan (the “Savings Plan”) allows for employee-elective contributions up to the maximum amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability, as well as the contributions of participants. The Savings Plan held 2,162,000 shares and 2,428,000 shares of the Company’s common stock, representing 1.9% and 2.2% of the Company’s total common shares outstanding at December 31, 2018 and 2017, respectively. Effective July 1, 2015, participants in the Savings Plan can no longer make additional investments in common stock of the Company.

The Company maintains a deferred compensation plan for certain employees that allows participants to defer up to 100% of their salary, commissions and certain bonuses. Participants can allocate their deferrals among a variety of investment crediting options (known as “deemed investments”). The term deemed investments means that the participant has no ownership interest in the funds they select; the funds are only used to measure the gains or losses that will be attributed to each participant’s deferral account over time. Participants can elect to have their deferral balance paid out while they are still employed or after their employment ends. The deferred compensation plan is exempt from most provisions of the Employee Retirement Income Security Act (“ERISA”) because it is only available to a select group of management and highly compensated employees and is not a qualified employee benefit plan. To preserve the tax-deferred savings advantages of a nonqualified deferred compensation plan, federal law requires that it be unfunded or informally funded. Participant deferrals, and any earnings on those deferrals, are general unsecured obligations of the Company. The Company informally funds the deferred compensation plan through a tax-advantaged investment known as variable universal life insurance. Deferred compensation plan assets are held as an asset of the Company within a special trust, known as a “Rabbi Trust.” At December 31, 2018 and 2017, the value of the assets held in the Rabbi Trust of $86.5 million and $92.7 million, respectively, and the unfunded liabilities of $94.3 million and $97.2 million, respectively, were included in the consolidated balance sheets in other assets and pension costs and other retirement plans, respectively.

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

Certain of the Company’s subsidiaries have separate savings and employee benefit plans. Expenses related to these plans and the Company’s deferred compensation plan are included in the table below under “other plans, net”.

The principal components of employee benefit costs are as follows:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Expense:
Savings plan	$46,208	$34,520	$33,109
Funded defined benefit pension plans	—	162,368	88,908
Unfunded supplemental benefit plans	9,248	12,705	13,613
Other plans, net	2,794	17,595	10,090
	$58,250	$227,188	$145,720

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the benefit obligations and funded status associated with the Company’s unfunded supplemental benefit and funded defined benefit pension plans:

	December 31,
	2018	2017
	Unfunded supplemental benefit plans	Unfunded supplemental benefit plans	Defined benefit pension plans
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$258,528	$251,204	$315,108
Service costs	519	734	—
Interest costs	8,079	8,350	4,911
Actuarial (gains) losses	(16,517)	11,761	8,560
Annuity purchase	—	—	(318,592)
Benefits paid	(13,836)	(13,521)	(9,987)
Projected benefit obligation at end of year	236,773	258,528	—
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	291,760
Actual returns on plan assets	—	—	2,859
Contributions	13,836	13,521	33,960
Annuity purchase	—	—	(318,592)
Benefits paid	(13,836)	(13,521)	(9,987)
Fair value of plan assets at end of year	—	—	—
Reconciliation of funded status:
Unfunded status of the plans	$236,773	$258,528	$—
Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$236,773	$258,528	$—
Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial loss	$80,251	$101,596	$—
Unrecognized prior service credit	(8,250)	(12,429)	—
	$72,001	$89,167	$—
Accumulated benefit obligation at end of year	$236,773	$258,528	$—

Net periodic costs related to the Company’s unfunded supplemental benefit and funded defined benefit pension plans included the following components:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Expense:
Service costs	$519	$734	$1,042
Interest costs	8,079	13,261	24,090
Expected return on plan assets	—	(4,740)	(12,386)
Amortization of net actuarial loss	4,828	17,742	28,282
Amortization of prior service credit	(4,178)	(4,312)	(4,844)
Settlement costs	—	152,388	66,337
	$9,248	$175,073	$102,521

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted new accounting guidance which requires the components of net periodic cost, other than the service cost component, to be included in other operating expenses in the Company’s consolidated statements of income.  The change was applied retrospectively to the prior year, which resulted in a reclass of $175.0 million and $101.5 million from personnel costs to other operating expenses for the years ended December 31, 2017 and 2016, respectively.  For further information about the new guidance see Note 1 Basis of Presentation and Significant Accounting Policies.

For the years ended December 31, 2017 and 2016, net periodic cost includes costs related to the Company’s previously terminated defined benefit pension plans, for which the Company has no remaining obligation.

Net actuarial loss and prior service credit for the unfunded supplemental benefit plans expected to be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year include an expense of $3.7 million and a credit of $4.1 million, respectively.

The weighted-average discount rate assumptions used to determine net periodic benefit costs for the Company’s unfunded supplemental benefits plans for the years ended December 31, 2018, 2017 and 2016, were as follows:

	Year ended December 31,
	2018	2017	2016
Discount rate for projected benefit obligation	3.61%	4.03%	4.33%
Discount rate for service cost	3.78%	4.32%	4.69%
Discount rate for interest cost	3.23%	3.43%	3.56%

The weighted-average discount rate assumption used to determine the projected benefit obligation for the Company’s unfunded supplemental benefits plans at December 31, 2018 and 2017, was as follows:

	December 31,
	2018	2017
Discount rate	4.32%	3.61%

The discount rate assumptions used for the Company’s benefit plans reflect the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The Company expects to make cash contributions of $14.6 million to its unfunded supplemental benefit plans during 2019.

Benefit payments, which reflect expected future service, as appropriate, are expected to be made as follows:

Year	(in thousands)
2019	$14,588
2020	$15,626
2021	$16,000
2022	$16,259
2023	$16,492
Five years thereafter	$81,032

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

Typical inputs and assumptions to pricing models used to value the Company’s debt securities include, but are not limited to, benchmark yields, reported trades, broker-dealer quotes, credit spreads, credit ratings, bond insurance (if applicable), benchmark securities, bids, offers, reference data and industry and economic events.  For mortgage-backed securities, inputs and assumptions may also include the structure of issuance, characteristics of the issuer, collateral attributes and prepayment speeds.

Equity securities

The fair values of equity securities, including preferred and common stocks, were based on quoted market prices for identical assets that are readily and regularly available in an active market.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of December 31, 2018 and 2017:

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2018
Assets:
Debt securities:
U.S. Treasury bonds	$162,506	$—	$162,506	$—
Municipal bonds	1,045,035	—	1,045,035	—
Foreign government bonds	157,297	—	157,297	—
Governmental agency bonds	316,167	—	316,167	—
Governmental agency mortgage-backed securities	3,202,599	—	3,202,599	—
U.S. corporate debt securities	561,260	—	561,260	—
Foreign corporate debt securities	268,947	—	268,947	—
	5,713,811	—	5,713,811	—
Equity securities:
Preferred stocks	14,162	14,162	—	—
Common stocks	339,373	339,373	—	—
	353,535	353,535	—	—
Total assets	$6,067,346	$353,535	$5,713,811	$—

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2017
Assets:
Debt securities:
U.S. Treasury bonds	$173,998	$—	$173,998	$—
Municipal bonds	1,035,937	—	1,035,937	—
Foreign government bonds	169,488	—	169,488	—
Governmental agency bonds	211,470	—	211,470	—
Governmental agency mortgage-backed securities	2,158,957	—	2,158,957	—
U.S. corporate debt securities	743,215	—	700,347	42,868
Foreign corporate debt securities	259,619	—	257,953	1,666
	4,752,684	—	4,708,150	44,534
Equity securities:
Preferred stocks	18,990	18,990	—	—
Common stocks	447,526	447,526	—	—
	466,516	466,516	—	—
Total assets	$5,219,200	$466,516	$4,708,150	$44,534

There were no transfers between Levels 1 and 2 during the years ended December 31, 2018 and 2017. Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present a summary of the changes in the fair values of Level 3 assets for the years ended December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
(in thousands)	U.S. corporate debt securities	Foreign corporate debt securities	Total	U.S. corporate debt securities	Foreign corporate debt securities	Total
Fair value at beginning of period	$42,868	$1,666	$44,534	$46,665	$6,268	$52,933
Transfers into Level 3	—	—	—	7,991	—	7,991
Transfers out of Level 3	(25,089)	(788)	(25,877)	(14,472)	(1,112)	(15,584)
Net realized and unrealized gains (losses):
Included in earnings	(194)	3	(191)	(172)	18	(154)
Included in other comprehensive income (loss)	(156)	(6)	(162)	(300)	(52)	(352)
Purchases	—	—	—	26,399	1,847	28,246
Sales	(8,838)	(349)	(9,187)	(7,606)	(1,737)	(9,343)
Settlements	(8,591)	(526)	(9,117)	(15,637)	(3,566)	(19,203)
Fair value at end of period	$—	$—	$—	$42,868	$1,666	$44,534

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2018 and 2017:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2018
Assets:
Cash and cash equivalents	$1,467,129	$1,467,129	$1,467,129	$—	$—
Deposits with banks	$36,209	$35,979	$4,307	$31,672	$—
Notes receivable, net	$13,237	$12,805	$—	$—	$12,805
Secured financings receivable	$76,311	$76,311	$—	$76,311	$—
Liabilities:
Secured financings payable	$76,313	$76,313	$—	$76,313	$—
Notes and contracts payable	$732,019	$741,839	$—	$736,048	$5,791

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2017
Assets:
Cash and cash equivalents	$1,387,226	$1,387,226	$1,387,226	$—	$—
Deposits with banks	$41,335	$41,259	$6,846	$34,413	$—
Notes receivable, net	$7,066	$6,798	$—	$—	$6,798
Liabilities:
Notes and contracts payable	$732,810	$755,670	$—	$751,827	$3,843

NOTE 15.    Share-Based Compensation Plans:

The First American Financial Corporation 2010 Incentive Compensation Plan (the “Incentive Compensation Plan”), effective May 28, 2010, permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares and other stock-based awards. Eligible participants, which include the Company’s directors and officers, as well as other employees, may elect to defer the distribution of their RSUs to a future date beyond the scheduled vesting date. At December 31, 2018, 2.5 million shares of common stock remain available to be issued from either authorized and unissued shares or previously issued shares acquired by the Company, subject to certain annual limits based on the type of award granted. The Incentive Compensation Plan terminates 10 years from its effective date unless previously canceled by the Company’s board of directors.

The First American Financial Corporation 2010 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the option to purchase common stock of the Company at 85% of the lower of the closing price on either the first or last day of each quarterly offering period. There were 363,000 and 390,000 shares issued in connection with this plan for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, there were 2.0 million shares reserved for future issuances.

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Expense:
RSUs	$37,597	$34,059	$31,120
Stock options	—	263	271
Employee stock purchase plan	3,548	3,077	2,734
	$41,145	$37,399	$34,125

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes RSU activity for the year ended December 31, 2018:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2017	1,411	$36.66
Granted during 2018	791	54.80
Vested during 2018	(919)	41.27
Forfeited during 2018	(35)	44.84
Unvested at December 31, 2018	1,248	$44.53

As of December 31, 2018, there was $28.1 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.2 years. The fair value of RSUs is generally based on the market value of the Company’s shares on the date of grant. The weighted average grant-date fair value of RSUs was $54.80, $39.56 and $36.70 for the years ended December 31, 2018, 2017 and 2016, respectively.  The total fair value of shares distributed for the years ended December 31, 2018, 2017 and 2016 was $54.5 million, $34.6 million and $29.0 million, respectively. At December 31, 2018, 1.0 million shares were vested but not distributed.

The following table summarizes stock option activity for the year ended December 31, 2018:

(in thousands, except weighted-average exercise price and contractual term)	Number outstanding	Weighted- average exercise price	Weighted- average remaining contractual term	Aggregate intrinsic value
Balance at December 31, 2017	66	$27.66
Exercised during 2018	(36)	27.66
Balance at December 31, 2018	30	$27.66	5.0 years	$509
Exercisable at December 31, 2018	30	$27.66	5.0 years	$509

As of December 31, 2018, there was no unrecognized compensation cost related to unvested stock options.

Cash proceeds from stock options exercised totaled $1.0 million and $1.8 million, and the total intrinsic value of stock options exercised was $1.1 million and $1.0 million for the years ended December 31, 2018 and 2017, respectively. No stock options were exercised during the year ended December 31, 2016. Intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

NOTE 16.    Stockholders’ Equity:

In March 2014, the Company’s board of directors approved an increase in the size of the Company’s stock repurchase plan from $150.0 million to $250.0 million, of which $163.6 million remained as of December 31, 2018. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2018, the Company repurchased and retired 425 thousand shares of its common stock for a total purchase price of $18.8 million and as of December 31, 2018, had repurchased and retired 3.6 million shares of its common stock under the current authorization for a total purchase price of $86.4 million.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    Accumulated Other Comprehensive Income (Loss) (“AOCI”):

The following table presents a summary of the changes in each component of AOCI for the years ended December 31, 2018, 2017 and 2016:

	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
Balance at December 31, 2015	$(16,401)	$(57,242)	$(165,357)	$(239,000)
Change in unrealized gains (losses) on debt and equity securities	(15,702)	—	—	(15,702)
Change in foreign currency translation adjustment	—	(6,334)	—	(6,334)
Net actuarial loss	—	—	(48,803)	(48,803)
Amortization of net actuarial loss	—	—	28,282	28,282
Amortization of prior service credit	—	—	(4,844)	(4,844)
Settlement costs	—	—	66,337	66,337
Tax effect	5,343	—	(15,672)	(10,329)
Balance at December 31, 2016	(26,760)	(63,576)	(140,057)	(230,393)
Change in unrealized gains (losses) on debt and equity securities	86,834	—	—	86,834
Change in foreign currency translation adjustment	—	24,744	—	24,744
Net actuarial loss	—	—	(20,407)	(20,407)
Amortization of net actuarial loss	—	—	17,742	17,742
Amortization of prior service credit	—	—	(4,312)	(4,312)
Settlement costs	—	—	152,388	152,388
Tax effect	(23,271)	—	(70,814)	(94,085)
Balance at December 31, 2017	36,803	(38,832)	(65,460)	(67,489)
Cumulative-effect adjustment, net of taxes (1)	(40,550)	—	—	(40,550)
Change in unrealized gains (losses) on debt securities	(49,661)	—	—	(49,661)
Change in foreign currency translation adjustment	—	(28,145)	—	(28,145)
Net actuarial gain	—	—	16,517	16,517
Amortization of net actuarial loss	—	—	4,828	4,828
Amortization of prior service credit	—	—	(4,178)	(4,178)
Tax effect	11,243	1,349	(4,487)	8,105
Balance at December 31, 2018	$(42,165)	$(65,628)	$(52,780)	$(160,573)

(1)

The Company recognized a cumulative-effect adjustment to retained earnings for cumulative net unrealized gains related to its investments in equity securities upon adoption of new accounting guidance on January 1, 2018.  See Note 1 Basis of Presentation and Significant Accounting Policies for further discussion of the new guidance.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Components of AOCI allocated to the Company and noncontrolling interests at December 31, 2018, 2017 and 2016, are as follows:

	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
	(in thousands)
2018
Allocated to the Company	$(42,167)	$(65,628)	$(52,780)	$(160,575)
Allocated to noncontrolling interests	2	—	—	2
Balance at December 31, 2018	$(42,165)	$(65,628)	$(52,780)	$(160,573)
2017
Allocated to the Company	$36,783	$(38,832)	$(65,460)	$(67,509)
Allocated to noncontrolling interests	20	—	—	20
Balance at December 31, 2017	$36,803	$(38,832)	$(65,460)	$(67,489)
2016
Allocated to the Company	$(26,767)	$(63,576)	$(140,057)	$(230,400)
Allocated to noncontrolling interests	7	—	—	7
Balance at December 31, 2016	$(26,760)	$(63,576)	$(140,057)	$(230,393)

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2018, 2017 and 2016:

	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
	(in thousands)
Year ended December 31, 2018
Pretax change before reclassifications	$(63,910)	$(28,145)	$16,517	$(75,538)
Reclassifications out of AOCI	14,249	—	650	14,899
Tax effect	11,243	1,349	(4,487)	8,105
Total other comprehensive income (loss), net of tax	$(38,418)	$(26,796)	$12,680	$(52,534)
Year ended December 31, 2017
Pretax change before reclassifications	$101,553	$24,744	$(20,407)	$105,890
Reclassifications out of AOCI	(14,719)	—	165,818	151,099
Tax effect	(23,271)	—	(70,814)	(94,085)
Total other comprehensive income (loss), net of tax	$63,563	$24,744	$74,597	$162,904
Year ended December 31, 2016
Pretax change before reclassifications	$2,617	$(6,334)	$(48,803)	$(52,520)
Reclassifications out of AOCI	(18,319)	—	89,775	71,456
Tax effect	5,343	—	(15,672)	(10,329)
Total other comprehensive income (loss), net of tax	$(10,359)	$(6,334)	$25,300	$8,607

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effect of the reclassifications out of AOCI on the respective line items in the consolidated statements of income:

	Amounts reclassified from AOCI
	Year ended December 31,
(in thousands)	2018	2017	2016	Affected line items
Unrealized gains (losses) on securities:
Net realized gains (losses) on sales of securities (1)	$(14,249)	$14,719	$18,804	Net realized investment (losses) gains
Net other-than-temporary impairment losses	—	—	(485)	Net realized investment (losses) gains
Pretax total	$(14,249)	$14,719	$18,319
Tax effect	$3,226	$(5,259)	$(7,007)
Pension benefit adjustment (2):
Amortization of net actuarial loss	$(4,828)	$(17,742)	$(28,282)	Other operating expenses
Amortization of prior service credit	4,178	4,312	4,844	Other operating expenses
Settlement costs	—	(152,388)	(66,337)	Other operating expenses
Pretax total	$(650)	$(165,818)	$(89,775)
Tax effect	$170	$67,322	$34,339

(1)

Net realized losses for the year ended December 31, 2018 related to sales of debt securities and net realized gains for the years ended December 31, 2017 and 2016 related to sales of debt and equity securities.

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

Future minimum rental payments under operating leases that have initial noncancelable lease terms in excess of one year, as of December 31, 2018, are as follows:

(in thousands)
Year
2019	$76,375
2020	68,026
2021	54,853
2022	41,859
2023	28,948
Thereafter	64,732
$334,793

Total rental expense for all operating leases, including month-to-month rentals, was $89.4 million, $91.0 million and $91.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries engaged in improper debt collection practices, improperly charged fees for products and services, participated in the conveyance of illusory property interests, failed to pay overtime and provide break periods, improperly handled property and casualty claims and gave items of value to builders as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

•	Bartine v. First American Title Insurance Company, et al., filed on August 17, 2018 and pending in the United States District Court for the Middle District of Florida,
•	Brackens v. First American Home Warranty Corporation, filed on November 28, 2018 and pending in the United States District Court for the District of Arizona,
•	Lennen v. First American Financial Corporation, et al., filed on May 19, 2016 and pending in the United States District Court for the Middle District of Florida,
•	Leramo v. First American Title Insurance Company, et al., filed on December 19, 2018 and pending in the United States District Court for the Eastern District of California,
•	Simons v. First American Title Insurance Company, filed on December 14, 2018 and pending in the United States District Court for the Middle District of Florida,

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017 and pending in the Superior Court of the State of California, County of Sacramento, and
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

All of these lawsuits are putative class or collective actions for which a class or collective has not been certified.  For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss or, where the Company has been able to make an estimate, the Company believes the amount is not material to the consolidated financial statements as a whole.

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

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  The Company believes it will receive an assessment related to this matter in the first half of 2019.  While the amount of such assessment is not currently known, based on preliminary discussions with the taxing authority, the Company expects the assessment to be in the range of $12.0 million to $12.8 million, plus interest charges.  As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal after the assessment is received, and it believes it is reasonably likely that the Company will prevail on the merits.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20.    Business Combinations:

During the year ended December 31, 2018, the Company completed acquisitions for an aggregate purchase price of $82.9 million.  For acquisitions in which the Company has not completed its purchase price allocation, preliminary fair value estimates for the assets acquired and liabilities assumed have been recorded.  The Company allocates the purchase price of each acquisition to the assets acquired and liabilities assumed using a variety of valuation techniques, including discounted cash flow analysis.  These acquisitions have been included in the Company’s title insurance and services segment.

Current year acquisitions included the purchase of a specialized warehouse lender that provides financing for correspondent mortgage lenders.  The business has itself secured warehouse lending facilities with several banking institutions.  The mortgage loans are generally sold by the correspondent mortgage lenders to investors within 30 days and more typically in less than 10 days.  The assets acquired included secured financings receivable from correspondent mortgage lenders of $69.6 million and liabilities assumed included secured financings payable of $69.8 million.  The combined capacity for the warehouse lending facilities totals $123.0 million with one additional warehouse lending facility having no stated capacity.  Interest rates for the warehouse lending facilities range from 3.50% to the current prime lending rate as published by The Wall Street Journal.  At December 31, 2018, outstanding borrowings under the facilities totaled $76.3 million.

During the year ended December 31, 2017, the Company completed acquisitions for an aggregate purchase price of $91.1 million.  These acquisitions have been included in the Company’s title insurance and services segment.

NOTE 21.    Segment Financial Information:

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally.  This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions, many of which products, services and solutions involve the use of real property-related data; maintains, manages and provides access to title plant records and images; and provides appraisals and other valuation-related products and services, lien release and document custodial services, warehouse lending services, default-related products and services, evidence of title, and banking, trust and wealth management services.  The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents.  Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories.  The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets.

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products.  The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage.  This business is licensed to issue policies in all 50 states and the District of Columbia and actively issues policies in 47 states.  The majority of policy liability is in the western United States, including approximately 62% in California.  In certain markets it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance.  The home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period.  This business currently operates in 36 states and the District of Columbia.

The corporate function consists primarily of certain financing facilities as well as the corporate services that support the Company’s business operations. Eliminations consist of inter-segment revenues and related expenses included in the results of the operating segments.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information about the Company’s operations, by segment, for the years ended December 31, 2018, 2017 and 2016, is as follows:

	Revenues	Depreciation and amortization	Equity in earnings of affiliates, net	Income (loss) before income taxes	Assets	Investments in equity method affiliates	Capital expenditures
	(in thousands)
2018
Title Insurance and Services	$5,282,781	$119,053	$2,717	$655,003	$9,613,658	$54,674	$112,726
Specialty Insurance	469,342	6,721	—	26,999	600,268	—	12,791
Corporate	(3,115)	153	—	(72,464)	431,222	—	—
Eliminations	(1,164)	—	—	—	(14,513)	—	—
	$5,747,844	$125,927	$2,717	$609,538	$10,630,635	$54,674	$125,517
2017
Title Insurance and Services	$5,293,156	$121,540	$3,785	$642,364	$8,669,936	$56,583	$128,751
Specialty Insurance	465,020	6,351	—	36,908	592,405	—	7,913
Corporate	15,326	162	—	(233,941)	429,128	—	—
Eliminations	(1,139)	—	—	—	(118,247)	—	—
	$5,772,363	$128,053	$3,785	$445,331	$9,573,222	$56,583	$136,664
2016
Title Insurance and Services	$5,134,125	$93,069	$8,173	$598,872	$7,905,433	$102,925	$126,715
Specialty Insurance	435,844	5,593	—	40,074	551,231	—	5,631
Corporate	5,946	385	—	(161,365)	453,410	—	—
Eliminations	(69)	—	—	—	(78,297)	—	—
	$5,575,846	$99,047	$8,173	$477,581	$8,831,777	$102,925	$132,346

	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
2018	(in thousands)
Title Insurance and Services	$2,052,951	$2,284,906	$770,725	$223,318	$(49,119)	$5,282,781
Specialty Insurance	454,718	—	11,802	10,190	(7,368)	469,342
	$2,507,669	$2,284,906	$782,527	$233,508	$(56,487)	$5,752,123
2017
Title Insurance and Services	$2,022,384	$2,360,659	$766,018	$137,439	$6,656	$5,293,156
Specialty Insurance	439,470	—	11,259	9,713	4,578	465,020
	$2,461,854	$2,360,659	$777,277	$147,152	$11,234	$5,758,176
2016
Title Insurance and Services	$2,004,686	$2,286,630	$713,137	$110,757	$18,915	$5,134,125
Specialty Insurance	411,353	—	10,877	9,476	4,138	435,844
	$2,416,039	$2,286,630	$724,014	$120,233	$23,053	$5,569,969

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from external customers allocated between domestic and foreign operations, by segment, for the years ended December 31, 2018, 2017 and 2016, are as follows:

	Year Ended December 31,
	2018		2017		2016
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance and Services	$4,984,617	$298,059	$5,011,990	$281,090	$4,830,727	$303,352
Specialty Insurance	469,342	—	465,020	—	435,844	—
	$5,453,959	$298,059	$5,477,010	$281,090	$5,266,571	$303,352

Long-lived assets allocated between domestic and foreign operations, by segment, as of December 31, 2018, 2017 and 2016, are as follows:

	December 31,
	2018		2017		2016
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance and Services	$994,023	$61,615	$975,443	$59,960	$986,718	$40,161
Specialty Insurance	65,644	—	57,762	—	55,045	—
	$1,059,667	$61,615	$1,033,205	$59,960	$1,041,763	$40,161

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2018
Revenues	$1,297,388	$1,491,157	$1,542,186	$1,417,113
Income before income taxes	$93,065	$201,968	$195,587	$118,918
Net income	$76,172	$155,091	$151,461	$93,174
Net (loss) income attributable to noncontrolling interests	$(55)	$(49)	$(19)	$1,525
Net income attributable to the Company	$76,227	$155,140	$151,480	$91,649
Net income per share attributable to the Company’s stockholders (1):
Basic	$0.68	$1.38	$1.34	$0.81
Diluted	$0.67	$1.37	$1.34	$0.81

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2017
Revenues	$1,317,043	$1,454,429	$1,519,568	$1,481,323
Income before income taxes	$83,880	$184,154	$17,962	$159,335
Net income	$58,069	$121,895	$21,186	$220,713
Net income (loss) attributable to noncontrolling interests	$(213)	$(362)	$(197)	$(414)
Net income attributable to the Company	$58,282	$122,257	$21,383	$221,127
Net income per share attributable to the Company’s stockholders (1):
Basic	$0.52	$1.10	$0.19	$1.98
Diluted	$0.52	$1.09	$0.19	$1.96

(1)

Net income per share attributable to the Company’s stockholders for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

SCHEDULE I

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

December 31, 2018

Column A	Column B	Column C		Column D
Type of investment	Cost	Market value		Amount at which shown in the balance sheet
Deposits with banks:
Consolidated	$36,209	$35,979		$36,209
Debt securities:
U.S. Treasury bonds
Consolidated	$162,904	$162,506		$162,506
Municipal bonds
Consolidated	$1,050,134	$1,045,035		$1,045,035
Foreign government bonds
Consolidated	$158,885	$157,297		$157,297
Governmental agency bonds
Consolidated	$319,115	$316,167		$316,167
Governmental agency mortgage-backed securities
Consolidated	$3,219,585	$3,202,599		$3,202,599
U.S. corporate debt securities
Consolidated	$575,646	$561,260		$561,260
Foreign corporate debt securities
Consolidated	$274,881	$268,947		$268,947
Total debt securities:
Consolidated	$5,761,150	$5,713,811		$5,713,811
Equity securities:
Consolidated	$358,352	$353,535		$353,535
Notes receivable, net:
Consolidated	$13,237	$12,805		$13,237
Other investments:
Consolidated	$108,728	$108,728	(1)	$108,728
Total investments:
Consolidated	$6,277,676	$6,224,858		$6,225,520

(1)	As other investments are not publicly traded, estimates of fair value could not be made without incurring excessive costs.

SCHEDULE II

1 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2018	2017
Assets
Cash and cash equivalents	$327,306	$233,920
Dividends receivable	—	54,347
Due from subsidiaries, net	2,529	4,098
Income taxes receivable	11,007	38,673
Investment in subsidiaries	4,592,281	4,360,010
Note receivable from subsidiary	7,500	—
Deferred income taxes	16,636	22,803
Other assets	90,164	97,991
	$5,047,423	$4,811,842
Liabilities and Equity
Accounts payable and other accrued liabilities	$34,578	$38,724
Pension costs and other retirement plans	334,390	359,806
Income taxes payable	8,988	4,602
Deferred income taxes	217,097	219,307
Notes and contracts payable	706,982	706,378
	1,302,035	1,328,817
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares;
Outstanding—111,496 shares and 110,925 shares	1	1
Additional paid-in capital	2,258,290	2,236,351
Retained earnings	1,644,165	1,311,112
Accumulated other comprehensive loss	(160,575)	(67,509)
Total stockholders’ equity	3,741,881	3,479,955
Noncontrolling interests	3,507	3,070
Total equity	3,745,388	3,483,025
	$5,047,423	$4,811,842

See Notes to Condensed Financial Statements

SCHEDULE II

2 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Revenues:
Dividends from subsidiaries	$394,742	$354,350	$46,422
Other (losses) income	(2,986)	15,011	5,809
	391,756	369,361	52,231
Expenses:
Other expenses	40,415	54,245	44,592
Income before income taxes and equity in undistributed earnings of subsidiaries	351,341	315,116	7,639
Income taxes	77,031	16,606	2,145
Equity in undistributed earnings of subsidiaries	201,588	123,353	337,982
Net income	475,898	421,863	343,476
Less: Net income (loss) attributable to noncontrolling interests	1,402	(1,186)	483
Net income attributable to the Company	$474,496	$423,049	$342,993

See Notes to Condensed Financial Statements

SCHEDULE II

3 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$475,898	$421,863	$343,476
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	(38,418)	63,563	(10,359)
Foreign currency translation adjustment	(26,796)	24,744	(6,334)
Pension benefit adjustment	12,680	74,597	25,300
Total other comprehensive (loss) income, net of tax	(52,534)	162,904	8,607
Comprehensive income	423,364	584,767	352,083
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,384	(1,173)	487
Comprehensive income attributable to the Company	$421,980	$585,940	$351,596

See Notes to Condensed Financial Statements

SCHEDULE II

4 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Cash provided by (used for) operating activities	$381,516	$232,347	$(26,682)
Cash flows from investing activities:
Net cash effect of acquisitions	(67,061)	(21,750)	—
Net payments to subsidiaries	(19,676)	(41,726)	(74,318)
Net change in other investments	—	82	204
Cash used for investing activities	(86,737)	(63,394)	(74,114)
Cash flows from financing activities:
Net proceeds from issuance of debt	—	—	160,000
Excess tax benefits from share-based compensation	—	—	3,415
Net (payments) proceeds in connection with share-based compensation plans	(4,105)	2,732	1,104
Purchase of Company shares	(18,801)	—	(454)
Payments of cash dividends	(178,487)	(159,284)	(131,541)
Cash (used for) provided by financing activities	(201,393)	(156,552)	32,524
Net increase (decrease) in cash and cash equivalents	93,386	12,401	(68,272)
Cash and cash equivalents—Beginning of period	233,920	221,519	289,791
Cash and cash equivalents—End of period	$327,306	$233,920	$221,519

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

NOTE 2.    Dividends Received:

The holding company received cash dividends from subsidiaries of $394.4 million, $87.4 million and $46.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

SCHEDULE III

1 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2018
Title Insurance and Services	$343	$957,440	$9,339
Specialty Insurance	32,390	85,239	233,941
Total	$32,733	$1,042,679	$243,280
2017
Title Insurance and Services	$300	$958,818	$11,124
Specialty Insurance	31,252	70,115	229,698
Total	$31,552	$1,028,933	$240,822

SCHEDULE III

2 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Premiums and escrow fees	Net investment income (1)	Loss provision	Amortization of deferred policy acquisition costs (credits)	Other operating expenses	Premiums written
2018
Title Insurance and Services	$4,337,857	$174,199	$173,520	$(125)	$793,364	$—
Specialty Insurance	454,718	2,822	279,113	(1,138)	74,025	459,098
Corporate	—	(3,115)	—	—	33,879	—
Eliminations	—	(104)	—	—	(1,060)	—
Total	$4,792,575	$173,802	$452,633	$(1,263)	$900,208	$459,098
2017
Title Insurance and Services	$4,383,043	$144,095	$175,322	$122	$788,074	$—
Specialty Insurance	439,470	14,291	275,088	(1,030)	67,813	450,098
Corporate	—	15,326	—	—	201,062	—
Eliminations	—	(76)	—	—	(1,063)	—
Total	$4,822,513	$173,636	$450,410	$(908)	$1,055,886	$450,098
2016
Title Insurance and Services	$4,291,316	$129,672	$235,661	$—	$764,502	$—
Specialty Insurance	411,353	13,614	252,940	(4,179)	62,610	426,815
Corporate	—	5,946	—	—	128,222	—
Eliminations	—	(45)	—	—	(24)	—
Total	$4,702,669	$149,187	$488,601	$(4,179)	$955,310	$426,815

(1)	Net investment income includes net investment income and net realized investment gains (losses).

SCHEDULE IV

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(in thousands, except percentages)

Segment	Premiums and escrow fees before reinsurance	Ceded to other companies	Assumed from other companies	Premiums and escrow fees	Percentage of amount assumed to premiums and escrow fees
Title Insurance and Services
2018	$4,353,130	$16,398	$1,125	$4,337,857	0.0%
2017	$4,396,882	$15,014	$1,175	$4,383,043	0.0%
2016	$4,304,868	$16,277	$2,725	$4,291,316	0.1%
Specialty Insurance
2018	$466,245	$11,527	$—	$454,718	0.0%
2017	$448,296	$8,826	$—	$439,470	0.0%
2016	$419,629	$8,276	$—	$411,353	0.0%

SCHEDULE V

1 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2018

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$23,066	$5,039	$—	$5,264	(A)	$22,841
Reserve for known and incurred but not reported claims:
Consolidated	$1,028,933	$452,633	$11,869	$450,756	(B)	$1,042,679
Reserve deducted from notes receivable:
Consolidated	$510	$167	$—	$334		$343
Reserve deducted from deferred income taxes:
Consolidated	$10,333	$288	$—	$—		$10,621

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

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of December 31, 2018, the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that assessment under the framework in Internal Control—Integrated Framework (2013), management determined that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements provided in Item 8, above, has issued a report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On February 19, 2019, the Company entered into amended and restated employment agreements with Dennis J. Gilmore, Kenneth D. DeGiorgio, Christopher M. Leavell and Mark E. Seaton.  Pursuant to the amendments, the term of each of the revised agreements was extended by one year and now expires on December 31, 2021; language was added to expressly make each executive’s compensation subject to clawback, forfeiture, recoupment or any similar requirement; and the definition of what constitutes a termination of employment for cause was revised.  Each of the revised agreements incorporates the executive’s current base salary.

The description of the amended and restated employment agreements provided herein is qualified in its entirety by reference to the employment agreements, which are attached hereto as Exhibits 10.7 to 10.10.

PART III

The information required by Items 10 through 14 of this report is expected to be set forth in the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2018 for the Company’s upcoming 2019 meeting of stockholders (the “2019 Proxy Statement”).  If the 2019 Proxy Statement is not filed within 120 days after the fiscal year ended December 31, 2018, the Company will file an amendment to this Annual Report on Form 10-K to include the information required by Items 10 through 14.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth under the captions “Information Regarding the Nominees for Election,” “Information Regarding the Other Incumbent Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Ethics” and “Board and Committee Meetings” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be set forth under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans,” “Who are the largest principal stockholders outside of management?” and “Security Ownership of Management” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth under the captions “Independence of Directors” and “Transactions with Management and Others” in the 2019 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be set forth under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-approval of Audit and Permissible Nonaudit Services of Independent Auditor” in the 2019 Proxy Statement and is incorporated herein by reference.

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

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed June 1, 2010.

3.2	Bylaws of First American Financial Corporation, amended and restated effective as of August 16, 2017.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed August 22, 2017.

4.1	Indenture, dated as of January 24, 2013, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.1 to the Form S-3ASR filed January 24, 2013.

4.2	First Supplemental Indenture, dated as of January 29, 2013, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed January 29, 2013.

4.3	Second Supplemental Indenture, dated as of November 10, 2014, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed November 10, 2014.

4.4	Form of 4.30% Senior Notes due 2023.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K filed January 29, 2013.

4.5	Form of 4.60% Senior Notes due 2024.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K filed November 10, 2014.

10.1	Separation and Distribution Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed June 1, 2010.

10.2	Amended and Restated Credit Agreement dated as of May 14, 2014, among First American Financial Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.3	Tax Sharing Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K filed June 1, 2010.

*10.4	First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Incorporated by reference herein to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.

Exhibit No.	Description	Location
*10.4.1	Amendment No. 1, dated January 21, 2015, to First American Financial Corporation Executive Supplemental Benefit Plan.	Incorporated by reference herein to Exhibit 10.5.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*10.5	First American Financial Corporation Deferred Compensation Plan, amended and restated effective as of January 1, 2012.	Incorporated by reference herein to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2011.

*10.5.1	First Amendment, effective July 1, 2015, to the First American Financial Corporation Deferred Compensation Plan.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

*10.5.2	Second Amendment, effective July 1, 2017, to the First American Financial Corporation Deferred Compensation Plan.	Incorporated by reference herein to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

*10.6	First American Financial Corporation 2010 Incentive Compensation Plan, amended and restated effective as of February 4, 2019.	Attached.

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

Incorporated by reference herein to Exhibit 10.6.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

*10.6.4

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 22, 2019.

Attached.

*10.6.5	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 21, 2015.	Incorporated by reference herein to Exhibit 10.7.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*10.6.6	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 19, 2016.	Incorporated by reference herein to Exhibit 10.6.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

*10.6.7	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 17, 2017.	Incorporated by reference herein to Exhibit 10.6.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

*10.6.8	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 23, 2018.	Incorporated by reference herein to Exhibit 10.6.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

*10.6.9	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 4, 2019.	Attached.

Exhibit No.	Description	Location

*10.6.10	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved February 2, 2018.	Incorporated by reference herein to Exhibit 10.6.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

*10.6.11	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 22, 2019.	Attached.

*10.7	Employment Agreement, dated February 19, 2019, between First American Financial Corporation and Dennis J. Gilmore.	Attached.

*10.8	Employment Agreement, dated February 19, 2019, between First American Financial Corporation and Kenneth D. DeGiorgio.	Attached.

*10.9	Employment Agreement, dated February 19, 2019, between First American Financial Corporation and Christopher M. Leavell.	Attached.

*10.10	Employment Agreement, dated February 19, 2019, between First American Financial Corporation and Mark E. Seaton.	Attached.

*10.11	First American Financial Corporation Form of Amended and Restated Change in Control Agreement effective as of December 31, 2010.	Incorporated by reference herein to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

21	Subsidiaries of the registrant.	Attached.

23	Consent of Independent Registered Public Accounting Firm.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document.	Attached.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

By	/S/ DENNIS J. GILMORE
Dennis J. Gilmore
Chief Executive Officer
(Principal Executive Officer)
Date: February 20, 2019
By	/S/ MARK E. SEATON
Mark E. Seaton
Chief Financial Officer
(Principal Financial Officer)
Date: February 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DENNIS J. GILMORE Dennis J. Gilmore	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2019

/S/ Mark E. Seaton Mark E. Seaton	Chief Financial Officer (Principal Financial Officer)	February 20, 2019

/S/ Matthew F. Wajner Matthew F. Wajner	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2019

/S/ PARKER S. KENNEDY Parker S. Kennedy	Chairman of the Board of Directors	February 20, 2019

/S/ JAMES L. DOTI James L. Doti	Director	February 20, 2019

/S/ REGINALD H. GILYARD Reginald H. Gilyard	Director	February 20, 2019

/S/ MARGARET M. MCCARTHY Margaret M. McCarthy	Director	February 20, 2019

/S/ MICHAEL D. MCKEE Michael D. McKee	Director	February 20, 2019

/S/ THOMAS V. MCKERNAN Thomas V. McKernan	Director	February 20, 2019

/S/ Mark C. Oman Mark C. Oman	Director	February 20, 2019

Signature	Title	Date
/S/ MARTHA B. WYRSCH Martha B. Wyrsch	Director	February 20, 2019