Form 10-Q
period 2019-03-31
First American Financial Corp
filed 2019-04-25
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

On April 22, 2019, there were 112,098,764 shares of common stock outstanding.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$1,337,052	$1,467,129
Accounts and accrued income receivable, net	310,813	325,686
Income taxes receivable	8,952	11,007
Investments:
Deposits with banks	45,062	36,209
Debt securities, includes pledged securities of $82,698 and $110,975	5,959,345	5,713,811
Equity securities	344,790	353,535
Other investments	195,220	121,965
	6,544,417	6,225,520
Secured financings receivable	127,640	76,311
Property and equipment, net	452,911	457,840
Operating lease assets	309,880	—
Title plants and other indexes	580,073	577,467
Deferred income taxes	16,636	16,636
Goodwill	1,145,285	1,144,166
Other intangible assets, net	102,559	109,372
Other assets	224,050	219,501
	$11,160,268	$10,630,635
Liabilities and Equity
Deposits	$3,921,903	$3,786,183
Accounts payable and accrued liabilities	631,536	778,688
Deferred revenue	228,547	243,280
Reserve for known and incurred but not reported claims	1,033,634	1,042,679
Income taxes payable	54,451	8,988
Deferred income taxes	217,097	217,097
Secured financings payable	127,647	76,313
Operating lease liabilities	333,964	—
Notes and contracts payable	730,953	732,019
	7,279,732	6,885,247
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—112,072 shares and 111,496 shares	1	1
Additional paid-in capital	2,265,143	2,258,290
Retained earnings	1,707,140	1,644,165
Accumulated other comprehensive loss	(94,257)	(160,575)
Total stockholders’ equity	3,878,027	3,741,881
Noncontrolling interests	2,509	3,507
Total equity	3,880,536	3,745,388
	$11,160,268	$10,630,635

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues
Direct premiums and escrow fees	$514,202	$543,878
Agent premiums	501,537	527,714
Information and other	172,892	188,658
Net investment income	82,268	42,792
Net realized investment gains (losses)	32,682	(5,654)
	1,303,581	1,297,388
Expenses
Personnel costs	411,612	413,642
Premiums retained by agents	396,607	416,637
Other operating expenses	196,447	218,480
Provision for policy losses and other claims	97,712	100,580
Depreciation and amortization	32,934	29,747
Premium taxes	14,663	16,014
Interest	11,936	9,223
	1,161,911	1,204,323
Income before income taxes	141,670	93,065
Income taxes	31,866	16,893
Net income	109,804	76,172
Less: Net income (loss) attributable to noncontrolling interests	229	(55)
Net income attributable to the Company	$109,575	$76,227
Net income per share attributable to the Company’s stockholders (Note 9):
Basic	$0.97	$0.68
Diluted	$0.97	$0.67
Cash dividends declared per share	$0.42	$0.38
Weighted-average common shares outstanding (Note 9):
Basic	112,703	112,232
Diluted	113,224	113,035

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$109,804	$76,172
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on debt securities	59,505	(46,796)
Foreign currency translation adjustment	6,888	(3,752)
Pension benefit adjustment	(76)	120
Total other comprehensive income (loss), net of tax	66,317	(50,428)
Comprehensive income	176,121	25,744
Less: Comprehensive income (loss) attributable to noncontrolling interests	228	(74)
Comprehensive income attributable to the Company	$175,893	$25,818

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2018	111,496	$1	$2,258,290	$1,644,165	$(160,575)	$3,741,881	$3,507	$3,745,388
Cumulative-effect adjustment (Note 1)	—	—	—	1,283	—	1,283	—	1,283
Net income for three months ended March 31, 2019	—	—	—	109,575	—	109,575	229	109,804
Dividends on common shares	—	—	—	(47,021)	—	(47,021)	—	(47,021)
Purchase of Company shares	(47)	—	(2,066)	—	—	(2,066)	—	(2,066)
Shares issued in connection with share-based compensation	623	—	(10,618)	(862)	—	(11,480)	—	(11,480)
Share-based compensation	—	—	19,597	—	—	19,597	—	19,597
Net activity related to noncontrolling interests	—	—	(60)	—	—	(60)	(1,226)	(1,286)
Other comprehensive income (loss)	—	—	—	—	66,318	66,318	(1)	66,317
Balance at March 31, 2019	112,072	$1	$2,265,143	$1,707,140	$(94,257)	$3,878,027	$2,509	$3,880,536

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity – (Continued)

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2017	110,925	$1	$2,236,351	$1,311,112	$(67,509)	$3,479,955	$3,070	$3,483,025
Cumulative-effect adjustment	—	—	—	40,550	(40,550)	—	—	—
Net income (loss) for three months ended March 31, 2018	—	—	—	76,227	—	76,227	(55)	76,172
Dividends on common shares	—	—	—	(42,330)	—	(42,330)	—	(42,330)
Shares issued in connection with share-based compensation	620	—	(11,759)	(847)	—	(12,606)	—	(12,606)
Share-based compensation	—	—	19,509	—	—	19,509	—	19,509
Net activity related to noncontrolling interests	—	—	189	—	—	189	(1,090)	(901)
Other comprehensive loss	—	—	—	—	(50,409)	(50,409)	(19)	(50,428)
Balance at March 31, 2018	111,545	$1	$2,244,290	$1,384,712	$(158,468)	$3,470,535	$1,906	$3,472,441

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$109,804	$76,172
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	97,712	100,580
Depreciation and amortization	32,934	29,747
Amortization of premiums and accretion of discounts on debt securities, net	5,464	6,743
Net realized investment (gains) losses	(32,682)	5,654
Share-based compensation	19,597	19,509
Equity in earnings of equity method investments, net	180	296
Dividends from equity method investments	545	805
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(99,992)	(104,614)
Net change in income tax accounts	29,186	12,320
Decrease in accounts and accrued income receivable	2,543	5,493
Decrease in accounts payable and accrued liabilities	(118,318)	(95,978)
Decrease in deferred revenue	(13,447)	(14,378)
Other, net	945	818
Cash provided by operating activities	34,471	43,167
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(225)	(24,484)
Net (increase) decrease in deposits with banks	(8,824)	2,292
Purchases of debt and equity securities	(727,001)	(586,150)
Proceeds from sales of debt and equity securities	461,447	213,432
Proceeds from maturities of debt securities	136,670	126,920
Net (increase) decrease in other investments	(73,964)	640
Advances under secured financing agreements	(985,478)	—
Collections of secured financings receivable	934,149	—
Capital expenditures	(27,386)	(22,344)
Proceeds from sales of property and equipment	12	1,015
Cash used for investing activities	(290,600)	(288,679)
Cash flows from financing activities:
Net change in deposits	135,720	91,140
Borrowings under secured financing agreements	985,878	—
Repayments of secured financings payable	(934,544)	—
Repayments of notes and contracts payable	(1,411)	(1,422)
Net activity related to noncontrolling interests	(1,065)	(895)
Net payments in connection with share-based compensation	(11,480)	(12,606)
Purchase of Company shares	(2,066)	—
Payments of cash dividends	(47,021)	(42,330)
Cash provided by financing activities	124,011	33,887
Effect of exchange rate changes on cash	2,041	1,017
Net decrease in cash and cash equivalents	(130,077)	(210,608)
Cash and cash equivalents—Beginning of period	1,467,129	1,387,226
Cash and cash equivalents—End of period	$1,337,052	$1,176,618
Supplemental information:
Cash paid during the period for:
Interest	$10,353	$8,318
Premium taxes	$24,353	$28,877
Income taxes, less refunds of $548 and $18	$2,559	$4,187

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial information included in this report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X.  The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods.  All material intercompany transactions and balances have been eliminated upon consolidation.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance that requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-of-use asset and a liability to make lease payments and disclose key information about leasing arrangements.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018.  The updated guidance may either be adopted using a modified retrospective transition approach or may be initially applied on the adoption date with the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company adopted and initially applied the updated guidance on January 1, 2019.  Upon adoption, the Company recognized deferred gains of $1.3 million on previous sale and operating leaseback transactions as a cumulative-effect adjustment to retained earnings.  The Company elected to adopt the package of practical expedients allowed under the guidance, which was applied to all leases as of the adoption date.  The package of practical expedients includes (1) entities can choose not to reassess whether any expired or existing contracts are or contain leases, (2) entities can choose not to reassess the lease classification for any expired or existing leases, and (3) entities can choose not to reassess initial direct costs for any existing leases.  See Note 4 Leases for further information on the Company’s leasing arrangements.

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

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $7.7 billion and $7.6 billion at March 31, 2019 and December 31, 2018, respectively, of which $3.8 billion and $3.6 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.0 billion and $3.6 billion at March 31, 2019 and December 31, 2018, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions and, as a result, the Company has ongoing programs for realizing economic benefits with various financial institutions.  The results from these programs are included as income or a reduction in expense in the condensed consolidated statements of income, as appropriate, based on the nature of the arrangement and benefit received.

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.2 billion and $2.7 billion at March 31, 2019 and December 31, 2018, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 3 – Debt and Equity Securities

Investments in debt securities, classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		Gains	Losses
March 31, 2019
U.S. Treasury bonds	$148,860	$1,278	$(324)	$149,814
Municipal bonds	1,058,106	22,510	(2,197)	1,078,419
Foreign government bonds	152,539	1,285	(472)	153,352
Governmental agency bonds	352,350	2,577	(2,372)	352,555
Governmental agency mortgage-backed securities	3,331,671	24,421	(20,810)	3,335,282
U.S. corporate debt securities	596,614	7,677	(4,456)	599,835
Foreign corporate debt securities	288,738	2,987	(1,637)	290,088
	$5,928,878	$62,735	$(32,268)	$5,959,345
December 31, 2018
U.S. Treasury bonds	$162,904	$741	$(1,139)	$162,506
Municipal bonds	1,050,134	7,210	(12,309)	1,045,035
Foreign government bonds	158,885	571	(2,159)	157,297
Governmental agency bonds	319,115	1,145	(4,093)	316,167
Governmental agency mortgage-backed securities	3,219,585	12,030	(29,016)	3,202,599
U.S. corporate debt securities	575,646	1,113	(15,499)	561,260
Foreign corporate debt securities	274,881	551	(6,485)	268,947
	$5,761,150	$23,361	$(70,700)	$5,713,811

Sales of debt securities resulted in realized gains of $3.1 million and $0.7 million, realized losses of $3.0 million and $1.2 million, and proceeds of $391.4 million and $155.7 million for the three months ended March 31, 2019 and 2018, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Gross unrealized losses on investments in debt securities are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2019
U.S. Treasury bonds	$2,243	$(5)	$39,855	$(319)	$42,098	$(324)
Municipal bonds	8,130	(10)	258,588	(2,187)	266,718	(2,197)
Foreign government bonds	18,842	(85)	30,536	(387)	49,378	(472)
Governmental agency bonds	37,180	(188)	107,168	(2,184)	144,348	(2,372)
Governmental agency mortgage-backed securities	789,483	(4,251)	1,115,558	(16,559)	1,905,041	(20,810)
U.S. corporate debt securities	147,143	(2,324)	149,021	(2,132)	296,164	(4,456)
Foreign corporate debt securities	52,285	(469)	79,731	(1,168)	132,016	(1,637)
	$1,055,306	$(7,332)	$1,780,457	$(24,936)	$2,835,763	$(32,268)
December 31, 2018
U.S. Treasury bonds	$19,749	$(85)	$55,615	$(1,054)	$75,364	$(1,139)
Municipal bonds	172,387	(1,772)	369,139	(10,537)	541,526	(12,309)
Foreign government bonds	23,654	(1,037)	42,119	(1,122)	65,773	(2,159)
Governmental agency bonds	56,270	(748)	90,631	(3,345)	146,901	(4,093)
Governmental agency mortgage-backed securities	850,459	(6,955)	982,610	(22,061)	1,833,069	(29,016)
U.S. corporate debt securities	374,473	(10,537)	109,844	(4,962)	484,317	(15,499)
Foreign corporate debt securities	175,762	(4,575)	50,802	(1,910)	226,564	(6,485)
	$1,672,754	$(25,709)	$1,700,760	$(44,991)	$3,373,514	$(70,700)

Based on the Company’s review of its debt securities in an unrealized loss position at March 31, 2019, it determined that the losses were primarily the result of changes in interest rates, which were considered to be temporary, rather than a deterioration in credit quality.  The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost.  As such, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2019.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at March 31, 2019, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$77,616	$59,440	$109	$11,695	$148,860
Estimated fair value	$77,629	$59,405	$135	$12,645	$149,814
Municipal bonds
Amortized cost	$70,623	$172,540	$250,240	$564,703	$1,058,106
Estimated fair value	$70,741	$173,669	$255,697	$578,312	$1,078,419
Foreign government bonds
Amortized cost	$12,427	$110,708	$21,071	$8,333	$152,539
Estimated fair value	$12,419	$111,507	$21,321	$8,105	$153,352
Governmental agency bonds
Amortized cost	$24,404	$123,819	$151,773	$52,354	$352,350
Estimated fair value	$24,297	$123,194	$153,607	$51,457	$352,555
U.S. corporate debt securities
Amortized cost	$40,749	$284,110	$246,706	$25,049	$596,614
Estimated fair value	$40,671	$285,483	$247,694	$25,987	$599,835
Foreign corporate debt securities
Amortized cost	$26,900	$170,011	$80,814	$11,013	$288,738
Estimated fair value	$26,880	$170,424	$81,624	$11,160	$290,088
Total debt securities excluding mortgage-backed securities
Amortized cost	$252,719	$920,628	$750,713	$673,147	$2,597,207
Estimated fair value	$252,637	$923,682	$760,078	$687,666	$2,624,063
Total mortgage-backed securities
Amortized cost					$3,331,671
Estimated fair value					$3,335,282
Total debt securities
Amortized cost					$5,928,878
Estimated fair value					$5,959,345

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in equity securities are as follows:

(in thousands)	Cost	Estimated fair value
March 31, 2019
Preferred stocks	$17,082	$13,888
Common stocks	305,857	330,902
	$322,939	$344,790
December 31, 2018
Preferred stocks	$16,892	$14,162
Common stocks	341,460	339,373
	$358,352	$353,535

Net gains (realized and unrealized) of $32.5 million and net losses (realized and unrealized) of $5.9 million were recognized for the three months ended March 31, 2019 and 2018, respectively, as a result of changes in the fair values of equity securities.  Included in net gains during the three months ended March 31, 2019 were net unrealized gains of $29.0 million related to equity securities still held at March 31, 2019, and included in net losses during the three months ended March 31, 2018 were net unrealized losses of $6.5 million related to equity securities still held at March 31, 2018.

The composition of the investment portfolio at March 31, 2019, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
Debt securities:
U.S. Treasury bonds	$149,814	100.0	$—	—	$—	—	$149,814	100.0
Municipal bonds	1,028,992	95.4	43,349	4.0	6,078	0.6	1,078,419	100.0
Foreign government bonds	132,570	86.5	17,369	11.3	3,413	2.2	153,352	100.0
Governmental agency bonds	352,555	100.0	—	—	—	—	352,555	100.0
Governmental agency mortgage-backed securities	3,335,282	100.0	—	—	—	—	3,335,282	100.0
U.S. corporate debt securities	249,623	41.6	196,564	32.8	153,648	25.6	599,835	100.0
Foreign corporate debt securities	121,150	41.7	140,931	48.6	28,007	9.7	290,088	100.0
Total debt securities	5,369,986	90.1	398,213	6.7	191,146	3.2	5,959,345	100.0
Preferred stocks	49	0.4	12,629	90.9	1,210	8.7	13,888	100.0
Total	$5,370,035	89.9	$410,842	6.9	$192,356	3.2	$5,973,233	100.0

Included in debt securities at March 31, 2019, were bank loans totaling $148.9 million, of which $136.4 million were non-investment grade; high yield corporate debt securities totaling $38.7 million, all of which were non-investment grade; and emerging market debt securities totaling $69.8 million, of which $10.0 million were non-investment grade.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio in an unrealized loss position at March 31, 2019, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
U.S. Treasury bonds	$42,098	100.0	$—	—	$—	—	$42,098	100.0
Municipal bonds	261,506	98.1	2,970	1.1	2,242	0.8	266,718	100.0
Foreign government bonds	33,358	67.5	14,643	29.7	1,377	2.8	49,378	100.0
Governmental agency bonds	144,348	100.0	—	—	—	—	144,348	100.0
Governmental agency mortgage-backed securities	1,905,041	100.0	—	—	—	—	1,905,041	100.0
U.S. corporate debt securities	104,171	35.1	72,752	24.6	119,241	40.3	296,164	100.0
Foreign corporate debt securities	47,648	36.1	64,909	49.2	19,459	14.7	132,016	100.0
Total	$2,538,170	89.5	$155,274	5.5	$142,319	5.0	$2,835,763	100.0

Debt securities in an unrealized loss position at March 31, 2019, included bank loans totaling $134.9 million, of which $124.8 million were non-investment grade; high yield corporate debt securities totaling $11.2 million, all of which were non-investment grade; and emerging market debt securities totaling $29.5 million, of which $4.1 million were non-investment grade.

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

Note 4 – Leases

On January 1, 2019, the Company adopted updated accounting guidance which requires lessees in leasing arrangements to recognize a right-of-use asset and a liability to make lease payments on the balance sheet.

The Company leases commercial real estate, including office buildings and office space, and also leases certain equipment. The Company has elected the practical expedient for its leases of commercial real estate whereby it does not separately account for nonlease components (e.g., common-area maintenance costs) from the associated lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) and instead accounts for both components as a single lease component.  Variable lease costs, which include any variable lease and nonlease components and rents that vary based on changes to an index or rate, are expensed as incurred.

Most of the Company’s leases of commercial real estate include one or more options to renew, with renewal terms that can extend the lease term from one to five years, and some leases include options to terminate the lease within the first year.

The Company has elected the practical expedient which allows for leases with an initial term of 12 months or less to be excluded from recognition on the balance sheet and for which lease expense is recognized on a straight-line basis over the lease term.

As most of the Company’s leases do not provide an implicit discount rate, the Company applies its incremental borrowing rate, which is based on the information available as of the commencement date, in determining the present value of lease payments.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Lease assets and liabilities are summarized as follows:

(in thousands)	Classification	March 31, 2019
Assets
Operating lease assets	Operating lease assets	$309,880
Finance lease assets	Other assets	4,838
Total lease assets		$314,718

Liabilities
Operating lease liabilities	Operating lease liabilities	$333,964
Finance lease liabilities	Notes and contracts payable	5,078
Total lease liabilities		$339,042

The components of lease expense are as follows:

(in thousands)	Classification	Three Months Ended March 31, 2019
Operating lease cost	Other operating expenses	$22,093
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	573
Interest of lease liabilities	Interest	56
Variable lease cost	Other operating expenses	6,989
Short-term lease cost	Other operating expenses	461
Sublease income	Information and other	(477)
Net lease cost		$29,695

Future minimum lease payments under operating and finance leases with noncancelable lease terms, as of March 31, 2019, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2019	$65,448	$1,415	$66,863
2020	78,098	1,432	79,530
2021	63,304	1,130	64,434
2022	51,791	1,036	52,827
2023	37,740	434	38,174
2024	26,021	—	26,021
Thereafter	57,068	—	57,068
Total lease payments	379,470	5,447	384,917
Interest	(45,506)	(369)	(45,875)
Present value of lease liabilities	$333,964	$5,078	$339,042

Information related to lease terms and discount rates is as follows:

March 31, 2019
Weighted-average remaining lease terms (years):
Operating leases	5.7
Finance leases	3.6
Weighted-average discount rates:
Operating leases	4.32%
Finance leases	4.25%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Cash flow information related to lease liabilities is as follows:

(in thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21,879
Operating cash flows from finance leases	$56
Financing cash flows from finance leases	$474
Operating lease assets obtained in exchange for new operating lease liabilities	$10,376

Future minimum lease payments under operating leases with noncancelable lease terms, as of December 31, 2018, are as follows:

Year	in thousands
2019	$76,375
2020	68,026
2021	54,853
2022	41,859
2023	28,948
Thereafter	64,732
Total lease payments	$334,793

Total rental expense for all operating leases was $22.2 million for the three months ended March 31, 2018.

Note 5 – Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the three months ended March 31, 2019, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance at December 31, 2018	$1,097,401	$46,765	$1,144,166
Foreign currency translation	1,119	—	1,119
Balance at March 31, 2019	$1,098,520	$46,765	$1,145,285

The Company’s four reporting units for purposes of assessing goodwill for impairment are title insurance, home warranty, property and casualty insurance and trust and other services.  During the three months ended March 31, 2019, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	March 31, 2019	December 31, 2018
Finite-lived intangible assets:
Customer relationships	$114,885	$114,603
Noncompete agreements	14,474	14,402
Trademarks	10,764	10,753
Internal-use software licenses	24,510	29,394
Patents	2,840	2,840
	167,473	171,992
Accumulated amortization	(81,829)	(79,535)
	85,644	92,457
Indefinite-lived intangible assets:
Licenses	16,915	16,915
	$102,559	$109,372

Amortization expense for finite-lived intangible assets was $8.0 million and $7.0 million for the three months ended March 31, 2019 and 2018, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2019	$18,515
2020	$14,473
2021	$11,080
2022	$10,339
2023	$9,851
2024	$7,197

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 7 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
Balance at beginning of period	$1,042,679	$1,028,933
Provision related to:
Current year	88,603	90,970
Prior years	9,109	9,610
	97,712	100,580
Payments, net of recoveries, related to:
Current year	30,446	32,285
Prior years	69,546	72,329
	99,992	104,614
Other	(6,765)	(3,553)
Balance at end of period	$1,033,634	$1,021,346

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the three months ended March 31, 2019 and 2018.  The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.  The 4.0% rate for the first quarter of 2018 reflected the ultimate loss rate for the 2018 policy year and no change in the loss reserve estimates for prior policy years.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	March 31, 2019		December 31, 2018
Known title claims	$79,102	7.7%	$80,306	7.7%
Incurred but not reported claims	876,991	84.8%	877,134	84.1%
Total title claims	956,093	92.5%	957,440	91.8%
Non-title claims	77,541	7.5%	85,239	8.2%
Total loss reserves	$1,033,634	100.0%	$1,042,679	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 8 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 22.5% and 18.2% for the three months ended March 31, 2019 and 2018, respectively.  The Company’s effective tax rates differ from the statutory federal rate of 21% due to state and foreign income taxes incurred, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense.

In connection with the Company’s June 2010 spin-off from its prior parent, the Company entered into a tax sharing agreement which governs the Company’s and its prior parent’s respective rights, responsibilities and obligations for certain tax related matters.  At March 31, 2019 and December 31, 2018, the Company had a net payable to its prior parent of $15.8 million and $15.6 million, respectively, related to tax matters prior to the spin-off.  This amount is included in the Company’s condensed consolidated balance sheets in accounts payable and accrued liabilities.  The increase during the current year was primarily the result of an additional accrual for tax matters prior to the spin-off.

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

As of March 31, 2019 and December 31, 2018, the liability for income taxes associated with uncertain tax positions was $13.4 million and $13.3 million, respectively.  As of March 31, 2019 and December 31, 2018, the liability could be reduced by $3.7 million due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes.  The net amounts of $9.7 million and $9.6 million as of March 31, 2019 and December 31, 2018, respectively, if recognized, would favorably affect the Company’s effective tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of March 31, 2019 and December 31, 2018, the Company had accrued $6.0 million and $5.8 million, respectively, of interest and penalties (net of tax benefits of $1.7 million and $1.6 million, respectively) related to uncertain tax positions.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months.  Any such change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions.  The primary non-federal jurisdictions are California, Canada, India and the United Kingdom.  As of March 31, 2019, the Company had concluded U.S. federal income tax examinations through 2015 and is generally no longer subject to state and non-U.S. income tax examinations for years prior to 2005.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2018
Numerator
Net income attributable to the Company	$109,575	$76,227
Denominator
Basic weighted-average shares	112,703	112,232
Effect of dilutive employee stock options and restricted stock units (“RSUs”)	521	803
Diluted weighted-average shares	113,224	113,035
Net income per share attributable to the Company’s stockholders
Basic	$0.97	$0.68
Diluted	$0.97	$0.67

For the three months ended March 31, 2019, 301 thousand RSUs were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.  For the three months ended March 31, 2018, no RSUs were excluded due to their antidilutive effect on weighted-average diluted common shares outstanding. No stock options had an antidilutive effect on weighted-average diluted common shares outstanding in the current or prior year.

Note 10 – Employee Benefit Plans

Net periodic cost related to the Company’s unfunded supplemental benefit plans includes the following components:

	Three Months Ended March 31,
(in thousands)	2019	2018
Expense:
Service costs	$70	$130
Interest costs	2,279	2,018
Amortization of net actuarial loss	915	1,205
Amortization of prior service credit	(1,018)	(1,045)
	$2,246	$2,308

The Company contributed $3.6 million to its unfunded supplemental benefit plans during the three months ended March 31, 2019, and expects to contribute an additional $11.0 million during the remainder of 2019.

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of March 31, 2019 and December 31, 2018:

(in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2019
Debt securities:
U.S. Treasury bonds	$149,814	$—	$149,814	$—
Municipal bonds	1,078,419	—	1,078,419	—
Foreign government bonds	153,352	—	153,352	—
Governmental agency bonds	352,555	—	352,555	—
Governmental agency mortgage-backed securities	3,335,282	—	3,335,282	—
U.S. corporate debt securities	599,835	—	599,835	—
Foreign corporate debt securities	290,088	—	290,088	—
	5,959,345	—	5,959,345	—
Equity securities:
Preferred stocks	13,888	13,888	—	—
Common stocks	330,902	330,902	—	—
	344,790	344,790	—	—
Total assets	$6,304,135	$344,790	$5,959,345	$—

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2018
Debt securities:
U.S. Treasury bonds	$162,506	$—	$162,506	$—
Municipal bonds	1,045,035	—	1,045,035	—
Foreign government bonds	157,297	—	157,297	—
Governmental agency bonds	316,167	—	316,167	—
Governmental agency mortgage-backed securities	3,202,599	—	3,202,599	—
U.S. corporate debt securities	561,260	—	561,260	—
Foreign corporate debt securities	268,947	—	268,947	—
	5,713,811	—	5,713,811	—
Equity securities:
Preferred stocks	14,162	14,162	—	—
Common stocks	339,373	339,373	—	—
	353,535	353,535	—	—
Total assets	$6,067,346	$353,535	$5,713,811	$—

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2019 and 2018.  Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of March 31, 2019 and December 31, 2018:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
March 31, 2019
Assets:
Cash and cash equivalents	$1,337,052	$1,337,052	$1,337,052	$—	$—
Deposits with banks	$45,062	$44,886	$9,422	$35,464	$—
Notes receivable, net	$13,123	$13,007	$—	$—	$13,007
Secured financings receivable	$127,640	$127,640	$—	$127,640	$—
Liabilities:
Secured financings payable	$127,647	$127,647	$—	$127,647	$—
Notes and contracts payable	$730,953	$750,436	$—	$745,001	$5,435

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2018
Assets:
Cash and cash equivalents	$1,467,129	$1,467,129	$1,467,129	$—	$—
Deposits with banks	$36,209	$35,979	$4,307	$31,672	$—
Notes receivable, net	$13,237	$12,805	$—	$—	$12,805
Secured financings receivable	$76,311	$76,311	$—	$76,311	$—
Liabilities:
Secured financings payable	$76,313	$76,313	$—	$76,313	$—
Notes and contracts payable	$732,019	$741,839	$—	$736,048	$5,791

Note 12 – Share-Based Compensation

The following table presents costs associated with the Company’s share-based compensation plans:

	Three Months Ended March 31,
(in thousands)	2019	2018
Expense:
RSUs	$18,348	$18,526
Employee stock purchase plan	1,249	983
	$19,597	$19,509

The following table summarizes RSU activity for the three months ended March 31, 2019:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2018	1,248	$44.53
Granted during 2019	702	$51.42
Vested during 2019	(753)	$44.54
Forfeited during 2019	(6)	$45.70
Unvested at March 31, 2019	1,191	$48.58

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 13 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the three months ended March 31, 2019:

(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(42,165)	$(65,628)	$(52,780)	$(160,573)
Change in unrealized gains (losses) on debt securities	77,806	—	—	77,806
Change in foreign currency translation adjustment	—	7,166	—	7,166
Amortization of net actuarial loss	—	—	915	915
Amortization of prior service credit	—	—	(1,018)	(1,018)
Tax effect	(18,301)	(278)	27	(18,552)
Balance at March 31, 2019	$17,340	$(58,740)	$(52,856)	$(94,256)
Allocated to the Company	$17,339	$(58,740)	$(52,856)	$(94,257)
Allocated to noncontrolling interests	1	—	—	1
Balance at March 31, 2019	$17,340	$(58,740)	$(52,856)	$(94,256)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2019 and 2018:

(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended March 31, 2019
Pretax change before reclassifications	$77,765	$7,166	$—	$84,931
Reclassifications out of AOCI	41	—	(103)	(62)
Tax effect	(18,301)	(278)	27	(18,552)
Total other comprehensive income (loss), net of tax	$59,505	$6,888	$(76)	$66,317
Three Months Ended March 31, 2018
Pretax change before reclassifications	$(61,483)	$(3,752)	$—	$(65,235)
Reclassifications out of AOCI	569	—	160	729
Tax effect	14,118	—	(40)	14,078
Total other comprehensive income (loss), net of tax	$(46,796)	$(3,752)	$120	$(50,428)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

(in thousands)	Amounts reclassified from AOCI		Affected line items in the condensed consolidated statements of income
	Three Months Ended March 31,
	2019	2018
Unrealized gains (losses) on debt securities:
Net realized losses on sales of debt securities	$(41)	$(569)	Net realized investment gains (losses)
Pretax total	$(41)	$(569)
Tax effect	$10	$132
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(915)	$(1,205)	Other operating expenses
Amortization of prior service credit	1,018	1,045	Other operating expenses
Pretax total	$103	$(160)
Tax effect	$(27)	$40

(1)	These components of AOCI are components of net periodic cost. See Note 10 Employee Benefit Plans for additional details.

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

It is, however, often not possible to assess the probability of loss.  Lawsuits that are putative class actions require a plaintiff to satisfy a number of procedural requirements before proceeding to trial.  These requirements include, among others, demonstration to a court that the law proscribes in some manner the Company’s activities, the making of factual allegations sufficient to suggest that the Company’s activities exceeded the limits of the law and a determination by the court—known as class certification—that the law permits a group of individuals to pursue the case together as a class.  In certain instances the Company may also be able to compel the plaintiff to arbitrate its claim on an individual basis.  If these procedural requirements are not met, either the lawsuit cannot proceed or, as is the case with class certification or compelled arbitration, the plaintiffs lose the financial incentive to proceed with the case (or the amount at issue effectively becomes de minimis).  Frequently, a court’s determination as to these procedural requirements is subject to appeal to a higher court.  As a result of, among other factors, ambiguities and inconsistencies in the myriad laws applicable to the Company’s business and the uniqueness of the factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss until a court has finally determined that a plaintiff has satisfied applicable procedural requirements.

Furthermore, for putative class actions, it is often impossible to estimate the possible loss or a range of loss amounts, even where the Company has determined that a loss is reasonably possible.  Generally class actions involve a large number of people and the effort to determine which people satisfy the requirements to become plaintiffs—or class members—is often time consuming and burdensome.  Moreover, these lawsuits raise complex factual issues which result in uncertainty as to their outcome and, ultimately, make it difficult for the Company to estimate the amount of damages which a plaintiff might successfully prove.  In addition, many of the Company’s businesses are regulated by various federal, state, local and foreign governmental agencies and are subject to numerous statutory guidelines.  These regulations and statutory guidelines often are complex, inconsistent or ambiguous, which results in additional uncertainty as to the outcome of a given lawsuit—including the amount of damages a plaintiff might be afforded—or makes it difficult to analogize experience in one case or jurisdiction to another case or jurisdiction.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended March 31, 2019:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,172,180	$142,007	$31,162	$25,479
Specialty Insurance	122,182	17,785	1,734	2,497
Corporate	9,559	(18,122)	38	—
Eliminations	(340)	—	—	—
	$1,303,581	$141,670	$32,934	$27,976

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$402,756	$501,537	$170,089	$70,053	$27,745	$1,172,180
Specialty Insurance	111,446	—	3,067	2,732	4,937	122,182
	$514,202	$501,537	$173,156	$72,785	$32,682	$1,294,362

For the three months ended March 31, 2018:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,185,467	$102,384	$28,117	$21,070
Specialty Insurance	113,384	9,898	1,592	2,531
Corporate	(1,182)	(19,217)	38	—
Eliminations	(281)	—	—	—
	$1,297,388	$93,065	$29,747	$23,601

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$434,152	$527,714	$186,023	$41,401	$(3,823)	$1,185,467
Specialty Insurance	109,726	—	2,901	2,588	(1,831)	113,384
	$543,878	$527,714	$188,924	$43,989	$(5,654)	$1,298,851

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

CRITICAL ACCOUNTING ESTIMATES

A summary of the Company’s significant accounting policies that it considers to be the most dependent on the application of estimates and assumptions can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Changes in 2019 to the Company’s significant accounting policies, which are dependent upon estimates and assumptions, include the adoption of new lease accounting guidance. For discussion of the new guidance and the related changes to the Company’s accounting policy, see Recently Adopted Accounting Pronouncements and Note 4 Leases to the condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance that requires the rights and obligations associated with leasing arrangements be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees will be required to recognize a right-of-use asset and a liability to make lease payments and disclose key information about leasing arrangements.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018.  The updated guidance may either be adopted using a modified retrospective transition approach or may be initially applied on the adoption date with the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company adopted and initially applied the updated guidance on January 1, 2019.  Upon adoption, the Company recognized deferred gains of $1.3 million on previous sale and operating leaseback transactions as a cumulative-effect adjustment to retained earnings.  The Company elected to adopt the package of practical expedients allowed under the guidance, which was applied to all leases as of the adoption date.  The package of practical expedients includes (1) entities can choose not to reassess whether any expired or existing contracts are or contain leases, (2) entities can choose not to reassess the lease classification for any expired or existing leases, and (3) entities can choose not to reassess initial direct costs for any existing leases.  See Note 4 Leases to the condensed consolidated financial statements for further information on the Company’s leasing arrangements.

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

The Company’s total revenues increased $6.2 million, or 0.5%, in the first quarter of 2019 when compared with the first quarter of 2018.  This increase was attributable to increases in net investment income of $39.5 million, or 92.3%, and net realized investment gains of $38.3 million, mostly offset by decreases in direct premiums and escrow fees of $29.7 million, or 5.5%, agent premiums of $26.2 million, or 5.0%, and information and other revenues of $15.8 million, or 8.4%.   Direct premiums and escrow fees in the title insurance and services segment from domestic residential purchase, commercial and residential refinance transactions decreased $13.1 million, $4.8 million and $8.0 million, or 6.8%, 3.1% and 16.3%, respectively.

According to the Mortgage Bankers Association’s April 18, 2019 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 5.0% in the first quarter of 2019 when compared with the first quarter of 2018.  According to the MBA Forecast, the dollar amount of purchase originations increased 6.5% and refinance originations decreased 24.2%.  Other recognized industry sources indicate, however, that first quarter 2019 purchase originations decreased when compared to first quarter 2018, rather than increased.  These other sources are in line with the decrease in direct premiums and escrow fees for the Company’s direct title operations of 6.8% from domestic residential purchase transactions.  Direct premiums and escrow fees for the Company’s direct title operations decreased 16.3% from domestic refinance transactions, which is consistent with refinance activity in the MBA Forecast.

During the first quarter of 2019, the level of domestic title orders opened per day by the Company’s direct title operations decreased 8.7% when compared with the first quarter of 2018.  Residential purchase, commercial and residential refinance opened orders per day decreased 5.9%, 3.4% and 14.6%, respectively, when compared to the first quarter of 2018.

The Company’s title insurance and services segment has benefited from rising net investment income over the past several quarters.  This positive trend in net investment income is due to increases in short-term interest rates and higher average balances.  The increase in short-term interest rates was driven by the actions taken by the Federal Reserve to increase the federal funds rate.  The higher average balances were largely driven by strength in the Company’s commercial business.  Any future decreases in short-term interest rates or average balances will have a negative impact on future net investment income.

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

Additionally, the Company continues to monitor developments in its regulatory environment.  Currently, federal officials are discussing various potential changes to laws and regulations that could impact the Company’s businesses, including the reform of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and data privacy regulations, among others.  In addition, comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law on December 22, 2017 and included changes that could affect the real estate and mortgage markets, including changes to the mortgage interest deduction, the increase in the standard deduction (which limits the benefit of itemizing and deducting mortgage interest separately) and the limitation of state and local tax deductions, among others.  The full extent of the impact of the Tax Reform Act on volumes of real estate transactions and mortgage originations is not currently known.  Other changes in these areas, and more generally in the regulatory environment in which the Company and its customers operate, could similarly impact the volume of mortgage originations in the United States and the Company’s competitive position and results of operations.

Title Insurance and Services

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Revenues
Direct premiums and escrow fees	$402,756	$434,152	$(31,396)	(7.2)%
Agent premiums	501,537	527,714	(26,177)	(5.0)
Information and other	170,089	186,023	(15,934)	(8.6)
Net investment income	70,053	41,401	28,652	69.2
Net realized investment gains (losses)	27,745	(3,823)	31,568	NM [1]
	1,172,180	1,185,467	(13,287)	(1.1)
Expenses
Personnel costs	381,131	393,626	(12,495)	(3.2)
Premiums retained by agents	396,607	416,637	(20,030)	(4.8)
Other operating expenses	168,640	190,849	(22,209)	(11.6)
Provision for policy losses and other claims	36,172	38,480	(2,308)	(6.0)
Depreciation and amortization	31,162	28,117	3,045	10.8
Premium taxes	12,978	14,389	(1,411)	(9.8)
Interest	3,483	985	2,498	253.6
	1,030,173	1,083,083	(52,910)	(4.9)
Income before income taxes	$142,007	$102,384	$39,623	38.7%
Margins	12.1%	8.6%	3.5%	40.7%

(1)	Not meaningful

Direct premiums and escrow fees were $402.8 million for the three months ended March 31, 2019, a decrease of $31.4 million, or 7.2%, when compared with the same period of the prior year.  The decrease was primarily due to a decrease in the domestic title orders closed by the Company’s direct title operations, partially offset by an increase in domestic average revenues per order closed.  The domestic average revenues per order closed was $2,475 for the three months ended March 31, 2019, an increase of 7.5% when compared with $2,303 for the three months ended March 31, 2018.  The increase in average revenues per order closed was primarily due to higher average revenues per order from commercial transactions, higher residential real estate values, and premium and fee increases related to residential transactions.  The Company’s direct title operations closed 150,900 domestic title orders during the three months ended March 31, 2019, a decrease of 13.1% when compared with 173,600 domestic title orders closed during the same period of the prior year.

Agent premiums were $501.5 million for the three months ended March 31, 2019, a decrease of $26.2 million, or 5.0%, when compared with the same period of the prior year.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.  As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums.  Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity.  The decrease in agent premiums for the three months ended March 31, 2019 is generally consistent with the 1.4% increase in the Company’s direct premiums and escrow fees in the fourth quarter of 2018 as compared with the fourth quarter of 2017.

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

Information and other revenues were $170.1 million for the three months ended March 31, 2019, a decrease of $15.9 million, or 8.6%, when compared with the same period of the prior year.  The decline was primarily attributable to lower revenues from the Company’s centralized lender businesses and its international operations.  The decline was also attributable to changes in certain contractual arrangements that require the netting of production related costs against related revenues.

Net investment income totaled $70.1 million for the three months ended March 31, 2019, an increase of $28.7 million, or 69.2%, when compared with the same period of the prior year.  The increase was mainly attributable to higher average balances and rising short-term interest rates, which drove higher income from the Company’s cash and investment portfolio, tax-deferred property exchange business and escrow balances.

Net realized investment gains totaled $27.7 million for the three months ended March 31, 2019 and were primarily from the increase in the fair values of equity securities.  Net realized investment losses totaled $3.8 million for the three months ended March 31, 2018 and were primarily from the decrease in the fair values of equity securities, partially offset by a gain from the sale of real estate.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs.  This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $381.1 million for the three months ended March 31, 2019, a decrease of $12.5 million, or 3.2%, when compared with the same period of the prior year.  The decrease was primarily attributable to lower salary, payroll tax and incentive compensation expenses, partially offset by higher employee benefit costs.  The decrease in salary and payroll tax expenses was driven by lower average headcount and one less payroll day.

Agents retained $396.6 million of title premiums generated by agency operations for the three months ended March 31, 2019, which compares with $416.6 million for the same period of the prior year.  The percentage of title premiums retained by agents was 79.1% and 79.0% for the three months ended March 31, 2019 and 2018, respectively.

Other operating expenses for the title insurance and services segment were $168.6 million for the three months ended March 31, 2019, a decrease of $22.2 million, or 11.6%, when compared with the same period of the prior year.  The decrease was primarily attributable to lower production related costs driven by lower order volumes, lower professional services expense, lower foreign currency exchange losses and other small decreases across several expense categories, partially offset by higher software related expenses.  The decline was also attributable to changes in certain contractual arrangements that require the netting of production related costs against related revenues.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 4.0% for the three months ended March 31, 2019 and 2018.  The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.  The 4.0% rate for the first quarter of 2018 reflected the ultimate loss rate for the 2018 policy year and no change in the loss reserve estimates for prior policy years.

Depreciation and amortization expense was $31.2 million for the three months ended March 31, 2019, an increase of $3.0 million, or 10.8%, when compared with the same period of the prior year.  The increase was primarily attributable to higher amortization expense associated with internally developed technology.

Premium taxes were $13.0 million and $14.4 million for the three months ended March 31, 2019 and 2018, respectively.  Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% and 1.5% for the three months ended March 31, 2019 and 2018, respectively.

Interest expense was $3.5 million for the three months ended March 31, 2019, an increase of $2.5 million, or 253.6%, when compared with the same period of the prior year.  The increase was primarily attributable to higher interest paid related to customer deposits at the Company’s banking subsidiary, First American Trust, FSB, and secured financings payable.  The increase in interest paid on customer deposits is due to an increase in average balances and higher interest rates paid.  The secured financings payable relate to a specialized warehouse lender that the Company acquired in the second quarter of 2018.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to the relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase.  Title insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as closed order volumes.  Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity.  Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations.  Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  The pre-tax margins for the three months ended March 31, 2019 and 2018 were 12.1% and 8.6%, respectively.

Specialty Insurance

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Revenues
Direct premiums	$111,446	$109,726	$1,720	1.6%
Information and other	3,067	2,901	166	5.7
Net investment income	2,732	2,588	144	5.6
Net realized investment gains (losses)	4,937	(1,831)	6,768	NM [1]
	122,182	113,384	8,798	7.8
Expenses
Personnel costs	19,620	18,752	868	4.6
Other operating expenses	19,818	19,417	401	2.1
Provision for policy losses and other claims	61,540	62,100	(560)	(0.9)
Depreciation and amortization	1,734	1,592	142	8.9
Premium taxes	1,685	1,625	60	3.7
	104,397	103,486	911	0.9
Income before income taxes	$17,785	$9,898	$7,887	79.7%
Margins	14.6%	8.7%	5.9%	67.8%

(1)	Not meaningful

Direct premiums were $111.4 million for the three months ended March 31, 2019, an increase of $1.7 million, or 1.6%, when compared with the same period of the prior year.  The increase was attributable to higher premiums earned in the home warranty business driven by an increase in the number of home warranty residential service contracts issued and an increase in the average price charged per contract.

Net realized investment gains for the specialty insurance segment totaled $4.9 million for the three months ended March 31, 2019 and were primarily from the increase in the fair values of equity securities.  Net realized investment losses totaled $1.8 million for the three months ended March 31, 2018 and were primarily from the decrease in the fair values of equity securities.

Personnel costs and other operating expenses were $39.4 million and $38.2 million for the three months ended March 31, 2019 and 2018, respectively, an increase of $1.3 million, or 3.3%.  The increase was primarily attributable to higher salary expense due to higher average salaries and higher professional services expense.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 43.8% and 48.1% for the three months ended March 31, 2019 and 2018, respectively.  The decrease in the claims rate was primarily attributable to a decrease in the frequency and severity of claims.  The frequency of home warranty claims benefited from milder weather conditions when compared to the same period of the prior year.  The decrease in the severity of claims was primarily due to more efficient claims management, which was mainly driven by improved rates with contractors and more efficient allocation of claims to contractors.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 88.7% and 79.4% for the three months ended March 31, 2019 and 2018, respectively.  The increase in the claims rate was primarily attributable to an increase in the frequency of claims and higher weather-related loss events, partly offset by a decrease in the severity of claims.

Premium taxes were $1.7 million and $1.6 million for the three months ended March 31, 2019 and 2018, respectively.  Premium taxes as a percentage of specialty insurance segment premiums were 1.5% for the three months ended March 31, 2019 and 2018.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal.  With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations.  Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Specialty insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as premium revenues.  The pre-tax margins for the three months ended March 31, 2019 and 2018 were 14.6% and 8.7%, respectively.

Corporate

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	$ Change	% Change
Revenues
Net investment income (expense)	$9,559	$(1,182)	$10,741	NM	[1]%
	9,559	(1,182)	10,741	NM	[1]
Expenses
Personnel costs	10,861	1,264	9,597	NM	[1]
Other operating expenses	8,253	8,480	(227)	(2.7)
Depreciation and amortization	38	38	—	—
Interest	8,529	8,253	276	3.3
	27,681	18,035	9,646	53.5
Loss before income taxes	$(18,122)	$(19,217)	$1,095	5.7%

(1)	Not meaningful

Net investment income totaled $9.6 million and net investment losses totaled $1.2 million for the three months ended March 31, 2019 and 2018, respectively.  The increase in net investment income for the three months ended March 31, 2019 was primarily attributable to higher earnings on investments associated with the Company’s deferred compensation plan and higher interest income on cash balances when compared to the same period of 2018.

Corporate personnel costs and other operating expenses were $19.1 million and $9.7 million for the three months ended March 31, 2019 and 2018, respectively.  The increase was primarily attributable to higher expense related to the Company’s deferred compensation plan.

Eliminations

The Company’s inter-segment eliminations were not material for the three months ended March 31, 2019 and 2018.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 22.5% and 18.2% for the three months ended March 31, 2019 and 2018, respectively.  The difference in the effective tax rates is primarily due to state and foreign income taxes incurred, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three months ended March 31, 2019 and 2018 was $109.8 million and $76.2 million, respectively.  Net income attributable to the Company for the three months ended March 31, 2019 and 2018 was $109.6 million and $76.2 million, or $0.97 and $0.67 per diluted share, respectively.

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

Cash provided by operating activities totaled $34.5 million and $43.2 million for the three months ended March 31, 2019 and 2018, respectively, after claim payments, net of recoveries, of $100.0 million and $104.6 million, respectively.  The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2019 were advances under secured financing agreements, repayments of secured financings payable, purchases of debt and equity securities, purchases of other investments, dividends to common stockholders, and capital expenditures.  The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2018 were purchases of debt and equity securities, dividends to common stockholders, business acquisitions, and capital expenditures.  The principal nonoperating sources of cash and cash equivalents for the three months ended March 31, 2019 and 2018 were proceeds from the sales and maturities of debt and equity securities, increases in the deposit balances at the Company’s banking operations and, for the three months ended March 31, 2019, borrowings under secured financing agreements and collections of secured financings receivable.  The net effect of all activities on cash and cash equivalents were decreases of $130.1 million and $210.6 million for the three months ended March 31, 2019 and 2018, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In March 2019, the Company paid a first quarter cash dividend of 42 cents per common share.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $250.0 million, of which $161.6 million remained as of March 31, 2019.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  During the three months ended March 31, 2019, the Company repurchased and retired 47 thousand shares of its common stock for a total purchase price of $2.1 million and, as of March 31, 2019, had repurchased and retired 3.6 million shares of its common stock under the current authorization for a total purchase price of $88.4 million.

Holding Company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries.  The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements.  The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements.  At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received.  Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders.  As of March 31, 2019, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2019, without prior approval from applicable regulators, was dividends of $287.9 million and loans and advances of $98.5 million.  However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies.  Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of March 31, 2019, the holding company’s sources of liquidity included $187.1 million of cash and cash equivalents and $540.0 million available on the Company’s revolving credit facility.  Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto.  The credit agreement is comprised of a $700.0 million revolving credit facility.  Unless terminated earlier, the revolving loan commitments under the credit agreement will terminate and outstanding borrowings will become due and payable on May 14, 2019.  The obligations of the Company under the credit agreement are neither secured nor guaranteed.  Proceeds under the credit agreement may be used for general corporate purposes.  At March 31, 2019, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 4.12%.

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.  Upon the occurrence of an event of default the lenders may accelerate the loans.  Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate.  As of March 31, 2019, the Company was in compliance with the financial covenants under the credit agreement.

The Company anticipates that it will enter into a successor credit agreement prior to the current agreement’s termination on May 14, 2019.  If necessary, the Company has sufficient liquidity available at its holding company to repay the outstanding balance of $160.0 million without causing significant liquidity issues.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities.  In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources.  During the three months ended March 31, 2019, the Company financed securities for funds received totaling $5.0 million under these agreements.  As of March 31, 2019, no amounts remained outstanding under these agreements.

In addition to being a party to master repurchase agreements, the Company’s federal savings bank subsidiary, First American Trust, FSB, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with certain correspondent institutions.  As of March 31, 2019, no amounts were outstanding under any of these facilities.

The Company’s debt to capitalization ratios were 18.1% and 17.8% at March 31, 2019 and December 31, 2018, respectively.

Investment Portfolio.    The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries.  As of March 31, 2019, 95% of the Company’s investment portfolio consisted of debt securities, of which 69% were either United States government-backed or rated AAA and 97% were either rated or classified as investment grade.  Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.  For further information on the credit quality of the Company’s investment portfolio at March 31, 2019, see Note 3 Debt and Equity Securities to the condensed consolidated financial statements.

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $7.7 billion and $7.6 billion at March 31, 2019 and December 31, 2018, respectively, of which $3.8 billion and $3.6 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.0 billion and $3.6 billion at March 31, 2019 and December 31, 2018, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  However, the Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions and, as a result, the Company has ongoing programs for realizing economic benefits with various financial institutions.  The results from these programs are included as income or a reduction in expense in the condensed consolidated statements of income, as appropriate, based on the nature of the arrangement and benefit received.

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.2 billion and $2.7 billion at March 31, 2019 and December 31, 2018, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments.  Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments on any significant scale to hedge these risks.

There have been no material changes in the Company’s market risks since the filing of its Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of March 31, 2019, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

It is, however, often not possible to assess the probability of loss.  Lawsuits that are putative class actions require a plaintiff to satisfy a number of procedural requirements before proceeding to trial.  These requirements include, among others, demonstration to a court that the law proscribes in some manner the Company’s activities, the making of factual allegations sufficient to suggest that the Company’s activities exceeded the limits of the law and a determination by the court—known as class certification—that the law permits a group of individuals to pursue the case together as a class.  In certain instances the Company may also be able to compel the plaintiff to arbitrate its claim on an individual basis.  If these procedural requirements are not met, either the lawsuit cannot proceed or, as is the case with class certification or compelled arbitration, the plaintiffs lose the financial incentive to proceed with the case (or the amount at issue effectively becomes de minimis).  Frequently, a court’s determination as to these procedural requirements is subject to appeal to a higher court.  As a result of, among other factors, ambiguities and inconsistencies in the myriad laws applicable to the Company’s business and the uniqueness of the factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss until a court has finally determined that a plaintiff has satisfied applicable procedural requirements.

Furthermore, for putative class actions, it is often impossible to estimate the possible loss or a range of loss amounts, even where the Company has determined that a loss is reasonably possible.  Generally class actions involve a large number of people and the effort to determine which people satisfy the requirements to become plaintiffs—or class members—is often time consuming and burdensome.  Moreover, these lawsuits raise complex factual issues which result in uncertainty as to their outcome and, ultimately, make it difficult for the Company to estimate the amount of damages which a plaintiff might successfully prove.  In addition, many of the Company’s businesses are regulated by various federal, state, local and foreign governmental agencies and are subject to numerous statutory guidelines.  These regulations and statutory guidelines often are complex, inconsistent or ambiguous, which results in additional uncertainty as to the outcome of a given lawsuit—including the amount of damages a plaintiff might be afforded—or makes it difficult to analogize experience in one case or jurisdiction to another case or jurisdiction.

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

•	when mortgage interest rates are high or rising;
•	when the availability of credit, including commercial and residential mortgage funding, is limited; and
•	when real estate affordability is declining.

These circumstances, particularly when combined with declining real estate values and the increase in foreclosures that often results therefrom, also tend to adversely impact the Company’s title claims experience.

2. Unfavorable economic conditions could adversely affect the Company

Historically, uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, have created a difficult operating environment for the Company’s core title and settlement businesses.  These conditions also tend to negatively impact the amount of funds the Company receives from third parties to be held in trust pending the closing of commercial and residential real estate transactions.  The Company may deposit these funds, as well as its own funds, with the federal savings bank it owns.  The Company’s bank invests those funds and any realized losses incurred on those investments will be reflected in the Company’s consolidated results.  The likelihood of such losses, which generally would not occur if the Company were to deposit these funds in an unaffiliated entity, increases when economic conditions are unfavorable.  Moreover, during periods of unfavorable economic conditions, the return on these funds deposited at the Company’s bank, as well as funds the Company may deposit with third party financial institutions, tends to decline.  In addition, the Company holds investments in entities, such as title agencies and settlement service providers, as well as other securities in its investment portfolio, which also may be negatively impacted by these conditions.  Depending upon the ultimate severity and duration of any economic downturn, the resulting effects on the Company could be materially adverse, including a significant reduction in revenues, earnings and cash flows, challenges to the Company’s ability to satisfy covenants or otherwise meet its obligations under debt facilities, difficulties in obtaining access to capital, challenges to the Company’s ability to pay dividends at currently anticipated levels, deterioration in the value of or return on its investments and increased credit risk from customers and others with obligations to the Company.

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

14. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $122.5 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

22. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds.  If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders.  Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited.  As of March 31, 2019, under such regulations, the maximum amount available for the remainder of 2019 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $287.9 million and loans and advances of $98.5 million.

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

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2019, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by the Company on March 16, 2011 and expanded on March 11, 2014, which program has no expiration date, the Company may repurchase up to $250.0 million of the Company’s issued and outstanding common stock.  The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table.  Prices in column (b) include commissions.  Cumulatively, as of March 31, 2019, the Company had repurchased $88.4 million (including commissions) of its shares and had the authority to repurchase an additional $161.6 million (including commissions) under the program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	47,000	$43.97	47,000	$161,570,615
February 1, 2019 to February 28, 2019	—	—	—	—
March 1, 2019 to March 31, 2019	—	—	—	—
Total	47,000	$43.97	47,000	$161,570,615

Item 6.	Exhibits.

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

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: April 25, 2019	By	/s/ Dennis J. Gilmore
Dennis J. Gilmore
Chief Executive Officer (Principal Executive Officer)

Date: April 25, 2019	By	/s/ Mark E. Seaton
Mark E. Seaton
Chief Financial Officer (Principal Financial Officer)