Form 10-Q
period 2019-06-30
First American Financial Corp
filed 2019-07-25
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

(714) 250-3000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value	FAF	The New York Stock Exchange

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

On July 22, 2019, there were 112,224,942 shares of common stock outstanding.

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	REGULATORY OVERSIGHT AND CHANGES IN APPLICABLE LAWS AND GOVERNMENT REGULATIONS, INCLUDING DATA PRIVACY LAWS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	USE OF SOCIAL MEDIA BY THE COMPANY AND OTHER PARTIES;
•	REGULATION OF TITLE INSURANCE RATES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MANAGEMENT FRAMEWORK;
•	SYSTEMS DAMAGE, FAILURES, INTERRUPTIONS AND INTRUSIONS, OR UNAUTHORIZED DATA DISCLOSURES;
•	INNOVATION EFFORTS OF THE COMPANY AND OTHER INDUSTRY PARTICIPANTS AND ANY RELATED MARKET DISRUPTION;
•	ERRORS AND FRAUD INVOLVING THE TRANSFER OF FUNDS;
•	THE COMPANY’S USE OF A GLOBAL WORKFORCE;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS; AND
•	OTHER FACTORS DESCRIBED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN ITEM 1A OF PART II.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE.  THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$1,411,965	$1,467,129
Accounts and accrued income receivable, net	352,219	325,686
Income taxes receivable	15,272	11,007
Investments:
Deposits with banks	38,054	36,209
Debt securities, includes pledged securities of $90,071 and $110,975	5,999,922	5,713,811
Equity securities	399,048	353,535
Other investments	194,847	121,965
	6,631,871	6,225,520
Secured financings receivable	201,206	76,311
Property and equipment, net	451,294	457,840
Operating lease assets	300,698	—
Title plants and other indexes	581,515	577,467
Deferred income taxes	16,636	16,636
Goodwill	1,150,155	1,144,166
Other intangible assets, net	96,535	109,372
Other assets	233,812	219,501
	$11,443,178	$10,630,635
Liabilities and Equity
Deposits	$3,789,559	$3,786,183
Accounts payable and accrued liabilities	709,324	778,688
Deferred revenue	243,062	243,280
Reserve for known and incurred but not reported claims	1,042,208	1,042,679
Income taxes payable	108,766	8,988
Deferred income taxes	217,097	217,097
Operating lease liabilities	325,400	—
Secured financings payable	190,114	76,313
Notes and contracts payable	729,614	732,019
	7,355,144	6,885,247
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—112,217 shares and 111,496 shares	1	1
Additional paid-in capital	2,276,737	2,258,290
Retained earnings	1,845,865	1,644,165
Accumulated other comprehensive loss	(37,714)	(160,575)
Total stockholders’ equity	4,084,889	3,741,881
Noncontrolling interests	3,145	3,507
Total equity	4,088,034	3,745,388
	$11,443,178	$10,630,635

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Direct premiums and escrow fees	$668,018	$661,582	$1,182,220	$1,205,460
Agent premiums	543,847	559,004	1,045,384	1,086,718
Information and other	200,669	208,752	373,561	397,410
Net investment income	77,711	56,334	159,979	99,126
Net realized investment gains (losses)	8,375	5,485	41,057	(169)
	1,498,620	1,491,157	2,802,201	2,788,545
Expenses
Personnel costs	447,027	448,974	858,639	862,616
Premiums retained by agents	429,086	439,550	825,693	856,187
Other operating expenses	222,348	228,935	418,795	447,415
Provision for policy losses and other claims	109,130	113,619	206,842	214,199
Depreciation and amortization	32,884	31,058	65,818	60,805
Premium taxes	16,740	17,049	31,403	33,063
Interest	11,908	10,004	23,844	19,227
	1,269,123	1,289,189	2,431,034	2,493,512
Income before income taxes	229,497	201,968	371,167	295,033
Income taxes	42,226	46,877	74,092	63,770
Net income	187,271	155,091	297,075	231,263
Less: Net income (loss) attributable to noncontrolling interests	616	(49)	845	(104)
Net income attributable to the Company	$186,655	$155,140	$296,230	$231,367
Net income per share attributable to the Company's stockholders (Note 10):
Basic	$1.65	$1.38	$2.62	$2.06
Diluted	$1.64	$1.37	$2.61	$2.05
Cash dividends declared per share	$0.42	$0.38	$0.84	$0.76
Weighted-average common shares outstanding (Note 10):
Basic	113,050	112,556	112,881	112,406
Diluted	113,498	113,117	113,366	113,093

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$187,271	$155,091	$297,075	$231,263
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on debt securities	53,174	(12,475)	112,679	(59,271)
Foreign currency translation adjustment	3,444	(10,545)	10,332	(14,297)
Pension benefit adjustment	(75)	119	(151)	239
Total other comprehensive income (loss), net of tax	56,543	(22,901)	122,860	(73,329)
Comprehensive income	243,814	132,190	419,935	157,934
Less: Comprehensive income (loss) attributable to noncontrolling interests	616	(49)	844	(123)
Comprehensive income attributable to the Company	$243,198	$132,239	$419,091	$158,057

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2018	111,496	$1	$2,258,290	$1,644,165	$(160,575)	$3,741,881	$3,507	$3,745,388
Cumulative-effect adjustment (Note 1)	—	—	—	1,283	—	1,283	—	1,283
Net income for three months ended March 31, 2019	—	—	—	109,575	—	109,575	229	109,804
Dividends on common shares	—	—	—	(47,021)	—	(47,021)	—	(47,021)
Purchase of Company shares	(47)	—	(2,066)	—	—	(2,066)	—	(2,066)
Shares issued in connection with share-based compensation	623	—	(10,618)	(862)	—	(11,480)	—	(11,480)
Share-based compensation	—	—	19,597	—	—	19,597	—	19,597
Net activity related to noncontrolling interests	—	—	(60)	—	—	(60)	(1,226)	(1,286)
Other comprehensive income (loss)	—	—	—	—	66,318	66,318	(1)	66,317
Balance at March 31, 2019	112,072	1	2,265,143	1,707,140	(94,257)	3,878,027	2,509	3,880,536
Net income for three months ended June 30, 2019	—	—	—	186,655	—	186,655	616	187,271
Dividends on common shares	—	—	—	(47,084)	—	(47,084)	—	(47,084)
Shares issued in connection with share-based compensation	145	—	3,836	(846)	—	2,990	—	2,990
Share-based compensation	—	—	7,758	—	—	7,758	—	7,758
Net activity related to noncontrolling interests	—	—	—	—	—	—	20	20
Other comprehensive income	—	—	—	—	56,543	56,543	—	56,543
Balance at June 30, 2019	112,217	$1	$2,276,737	$1,845,865	$(37,714)	$4,084,889	$3,145	$4,088,034

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$297,075	$231,263
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	206,842	214,199
Depreciation and amortization	65,818	60,805
Amortization of premiums and accretion of discounts on debt securities, net	11,369	13,451
Net realized investment (gains) losses	(41,057)	169
Share-based compensation	27,355	27,135
Equity in earnings of equity method investments, net	(162)	(708)
Dividends from equity method investments	2,332	1,774
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(199,895)	(213,538)
Net change in income tax accounts	45,174	20,560
Increase in accounts and accrued income receivable	(35,142)	(36,700)
Decrease in accounts payable and accrued liabilities	(71,196)	(59,871)
Increase (decrease) in deferred revenue	1,068	(1,149)
Other, net	(8,472)	(3,290)
Cash provided by operating activities	301,109	254,100
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(4,725)	(73,757)
Net increase in deposits with banks	(2,268)	(757)
Purchases of debt and equity securities	(1,147,192)	(1,166,788)
Proceeds from sales of debt and equity securities	698,393	470,670
Proceeds from maturities of debt securities	342,790	282,754
Net (increase) decrease in other investments	(75,576)	563
Advances under secured financing agreements	(2,775,216)	(580,162)
Collections of secured financings receivable	2,650,317	553,632
Capital expenditures	(53,951)	(55,720)
Proceeds from sales of property and equipment	105	1,624
Cash used for investing activities	(367,323)	(567,941)
Cash flows from financing activities:
Net change in deposits	3,376	227,594
Borrowings under secured financing agreements	2,764,605	579,871
Repayments of secured financings payable	(2,650,804)	(553,513)
Borrowings under unsecured credit agreement	160,000	—
Repayments of notes and contracts payable	(162,905)	(2,681)
Net activity related to noncontrolling interests	(1,045)	(920)
Net payments in connection with share-based compensation	(8,490)	(11,229)
Purchase of Company shares	(2,066)	—
Payments of cash dividends	(94,105)	(84,717)
Cash provided by financing activities	8,566	154,405
Effect of exchange rate changes on cash	2,484	(1,280)
Net decrease in cash and cash equivalents	(55,164)	(160,716)
Cash and cash equivalents—Beginning of period	1,467,129	1,387,226
Cash and cash equivalents—End of period	$1,411,965	$1,226,510
Supplemental information:
Cash paid during the period for:
Interest	$22,936	$18,591
Premium taxes	$37,370	$42,840
Income taxes, less refunds of $612 and $18	$28,902	$42,456

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance that requires the rights and obligations associated with leasing arrangements to be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees are required to recognize a right-of-use asset and a liability to make lease payments and disclose key information about leasing arrangements.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018.  The updated guidance may either be adopted using a modified retrospective transition approach or may be initially applied on the adoption date with the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company adopted and initially applied the updated guidance on January 1, 2019.  Upon adoption, the Company recognized deferred gains of $1.3 million on previous sale and operating leaseback transactions as a cumulative-effect adjustment to retained earnings.  The Company elected to adopt the package of practical expedients allowed under the guidance, which was applied to all leases as of the adoption date.  The package of practical expedients included (1) entities could choose not to reassess whether any expired or existing contracts are or contain leases, (2) entities could choose not to reassess the lease classification for any expired or existing leases, and (3) entities could choose not to reassess initial direct costs for any existing leases.  See Note 4 Leases for further information on the Company’s leasing arrangements.

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

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $8.2 billion and $7.6 billion at June 30, 2019 and December 31, 2018, respectively, of which $3.7 billion and $3.6 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.0 billion and $3.6 billion at June 30, 2019 and December 31, 2018, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.4 billion and $2.7 billion at June 30, 2019 and December 31, 2018, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 3 – Debt and Equity Securities

Investments in debt securities, classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		Gains	Losses
June 30, 2019
U.S. Treasury bonds	$243,585	$1,746	$(49)	$245,282
Municipal bonds	1,048,405	38,331	(205)	1,086,531
Foreign government bonds	150,800	1,904	(150)	152,554
Governmental agency bonds	391,720	5,958	(514)	397,164
Governmental agency mortgage-backed securities	3,259,857	42,378	(9,940)	3,292,295
U.S. corporate debt securities	526,138	15,896	(1,051)	540,983
Foreign corporate debt securities	279,122	6,774	(783)	285,113
	$5,899,627	$112,987	$(12,692)	$5,999,922
December 31, 2018
U.S. Treasury bonds	$162,904	$741	$(1,139)	$162,506
Municipal bonds	1,050,134	7,210	(12,309)	1,045,035
Foreign government bonds	158,885	571	(2,159)	157,297
Governmental agency bonds	319,115	1,145	(4,093)	316,167
Governmental agency mortgage-backed securities	3,219,585	12,030	(29,016)	3,202,599
U.S. corporate debt securities	575,646	1,113	(15,499)	561,260
Foreign corporate debt securities	274,881	551	(6,485)	268,947
	$5,761,150	$23,361	$(70,700)	$5,713,811

Sales of debt securities resulted in realized gains of $1.8 million and $4.9 million, realized losses of $1.7 million and $4.7 million, and proceeds of $231.3 million and $622.7 million for the three and six months ended June 30, 2019, respectively, and realized gains of $0.7 million and $1.3 million, realized losses of $2.6 million and $3.8 million, and proceeds of $186.6 million and $342.3 million for the three and six months ended June 30, 2018, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Gross unrealized losses on investments in debt securities are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2019
U.S. Treasury bonds	$8,921	$(11)	$14,863	$(38)	$23,784	$(49)
Municipal bonds	9,029	(46)	59,364	(159)	68,393	(205)
Foreign government bonds	47,048	(79)	13,020	(71)	60,068	(150)
Governmental agency bonds	15,282	(67)	45,817	(447)	61,099	(514)
Governmental agency mortgage-backed securities	466,134	(1,963)	891,182	(7,977)	1,357,316	(9,940)
U.S. corporate debt securities	66,367	(575)	48,940	(476)	115,307	(1,051)
Foreign corporate debt securities	25,369	(400)	29,905	(383)	55,274	(783)
	$638,150	$(3,141)	$1,103,091	$(9,551)	$1,741,241	$(12,692)
December 31, 2018
U.S. Treasury bonds	$19,749	$(85)	$55,615	$(1,054)	$75,364	$(1,139)
Municipal bonds	172,387	(1,772)	369,139	(10,537)	541,526	(12,309)
Foreign government bonds	23,654	(1,037)	42,119	(1,122)	65,773	(2,159)
Governmental agency bonds	56,270	(748)	90,631	(3,345)	146,901	(4,093)
Governmental agency mortgage-backed securities	850,459	(6,955)	982,610	(22,061)	1,833,069	(29,016)
U.S. corporate debt securities	374,473	(10,537)	109,844	(4,962)	484,317	(15,499)
Foreign corporate debt securities	175,762	(4,575)	50,802	(1,910)	226,564	(6,485)
	$1,672,754	$(25,709)	$1,700,760	$(44,991)	$3,373,514	$(70,700)

Based on the Company’s review of its debt securities in an unrealized loss position at June 30, 2019, it determined that the losses were primarily the result of changes in interest rates, which were considered to be temporary, rather than a deterioration in credit quality.  The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost.  As such, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2019.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at June 30, 2019, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$173,833	$63,118	$109	$6,525	$243,585
Estimated fair value	$173,928	$63,656	$138	$7,560	$245,282
Municipal bonds
Amortized cost	$70,793	$164,852	$256,433	$556,327	$1,048,405
Estimated fair value	$71,018	$166,972	$266,762	$581,779	$1,086,531
Foreign government bonds
Amortized cost	$25,100	$98,871	$18,513	$8,316	$150,800
Estimated fair value	$25,036	$99,847	$19,164	$8,507	$152,554
Governmental agency bonds
Amortized cost	$27,209	$120,988	$158,143	$85,380	$391,720
Estimated fair value	$27,196	$121,778	$161,447	$86,743	$397,164
U.S. corporate debt securities
Amortized cost	$42,651	$274,338	$183,178	$25,971	$526,138
Estimated fair value	$42,640	$280,571	$189,542	$28,230	$540,983
Foreign corporate debt securities
Amortized cost	$24,110	$172,822	$73,892	$8,298	$279,122
Estimated fair value	$24,134	$175,232	$76,848	$8,899	$285,113
Total debt securities excluding mortgage-backed securities
Amortized cost	$363,696	$894,989	$690,268	$690,817	$2,639,770
Estimated fair value	$363,952	$908,056	$713,901	$721,718	$2,707,627
Total mortgage-backed securities
Amortized cost					$3,259,857
Estimated fair value					$3,292,295
Total debt securities
Amortized cost					$5,899,627
Estimated fair value					$5,999,922

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in equity securities are as follows:

(in thousands)	Cost	Estimated fair value
June 30, 2019
Preferred stocks	$17,464	$13,440
Common stocks	351,595	385,608
	$369,059	$399,048
December 31, 2018
Preferred stocks	$16,892	$14,162
Common stocks	341,460	339,373
	$358,352	$353,535

Net gains (realized and unrealized) of $8.9 million and $41.4 million were recognized for the three and six months ended June 30, 2019, respectively, as a result of changes in the fair values of equity securities.  Included in net gains during the three and six months ended June 30, 2019, were net unrealized gains of $8.4 million and $37.4 million, respectively, related to equity securities still held at June 30, 2019.  Net gains of $7.7 million and $1.8 million were recognized for the three and six months ended June 30, 2018, respectively, as a result of changes in the fair values of equity securities.  Included in net gains during the three and six months ended June 30, 2018, were net unrealized gains of $5.6 million and $1.8 million, respectively, related to equity securities still held at June 30, 2018.

The composition of the investment portfolio at June 30, 2019, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
Debt securities:
U.S. Treasury bonds	$245,282	100.0	$—	—	$—	—	$245,282	100.0
Municipal bonds	1,045,937	96.3	39,214	3.6	1,380	0.1	1,086,531	100.0
Foreign government bonds	133,639	87.6	13,453	8.8	5,462	3.6	152,554	100.0
Governmental agency bonds	397,164	100.0	—	—	—	—	397,164	100.0
Governmental agency mortgage-backed securities	3,292,295	100.0	—	—	—	—	3,292,295	100.0
U.S. corporate debt securities	250,349	46.3	201,802	37.3	88,832	16.4	540,983	100.0
Foreign corporate debt securities	120,447	42.2	141,873	49.8	22,793	8.0	285,113	100.0
Total debt securities	5,485,113	91.4	396,342	6.6	118,467	2.0	5,999,922	100.0
Preferred stocks	47	0.3	12,230	91.0	1,163	8.7	13,440	100.0
Total	$5,485,160	91.2	$408,572	6.8	$119,630	2.0	$6,013,362	100.0

Included in debt securities at June 30, 2019, were bank loans totaling $78.6 million, of which $68.7 million were non-investment grade; high yield corporate debt securities totaling $39.5 million, all of which were non-investment grade; and emerging market debt securities totaling $67.1 million, of which $8.9 million were non-investment grade.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio in an unrealized loss position at June 30, 2019, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
U.S. Treasury bonds	$23,784	100.0	$—	—	$—	—	$23,784	100.0
Municipal bonds	68,393	100.0	—	—	—	—	68,393	100.0
Foreign government bonds	58,156	96.8	—	—	1,912	3.2	60,068	100.0
Governmental agency bonds	61,099	100.0	—	—	—	—	61,099	100.0
Governmental agency mortgage-backed securities	1,357,316	100.0	—	—	—	—	1,357,316	100.0
U.S. corporate debt securities	38,572	33.4	24,435	21.2	52,300	45.4	115,307	100.0
Foreign corporate debt securities	23,366	42.3	19,679	35.6	12,229	22.1	55,274	100.0
Total	$1,630,686	93.7	$44,114	2.5	$66,441	3.8	$1,741,241	100.0

Debt securities in an unrealized loss position at June 30, 2019, included bank loans totaling $58.7 million, of which $53.0 million were non-investment grade; high yield corporate debt securities totaling $11.0 million, all of which were non-investment grade; and emerging market debt securities totaling $4.2 million, of which $2.4 million were non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Lease assets and liabilities are summarized as follows:

(in thousands)	Classification	June 30, 2019
Assets
Operating lease assets	Operating lease assets	$300,698
Finance lease assets	Other assets	4,410
Total lease assets		$305,108

Liabilities
Operating lease liabilities	Operating lease liabilities	$325,400
Finance lease liabilities	Notes and contracts payable	4,672
Total lease liabilities		$330,072

The components of lease expense are as follows:

(in thousands)	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Other operating expenses	$21,469	$43,562
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	523	1,096
Interest of lease liabilities	Interest	49	105
Variable lease cost	Other operating expenses	8,320	15,309
Short-term lease cost	Other operating expenses	529	990
Sublease income	Information and other	(378)	(855)
Net lease cost		$30,512	$60,207

Future minimum lease payments under operating and finance leases with noncancelable lease terms, as of June 30, 2019, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2019	$43,357	$877	$44,234
2020	79,796	1,464	81,260
2021	65,560	1,155	66,715
2022	53,790	1,059	54,849
2023	39,686	443	40,129
2024	27,952	—	27,952
Thereafter	58,704	—	58,704
Total lease payments	368,845	4,998	373,843
Interest	(43,445)	(326)	(43,771)
Present value of lease liabilities	$325,400	$4,672	$330,072

Information related to lease terms and discount rates is as follows:

June 30, 2019
Weighted-average remaining lease terms (years):
Operating leases	5.6
Finance leases	3.5
Weighted-average discount rates:
Operating leases	4.30%
Finance leases	4.19%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Cash flow information related to lease liabilities is as follows:

(in thousands)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43,624
Operating cash flows from finance leases	$105
Financing cash flows from finance leases	$982
Operating lease assets obtained in exchange for new operating lease liabilities	$17,516

Future minimum lease payments under operating leases with noncancelable lease terms, as of December 31, 2018, are as follows:

Year	in thousands
2019	$76,375
2020	68,026
2021	54,853
2022	41,859
2023	28,948
Thereafter	64,732
Total lease payments	$334,793

Total rental expense for all operating leases was $22.6 million and $44.8 million for the three and six months ended June 30, 2018, respectively.

Note 5 – Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2019, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance at December 31, 2018	$1,097,401	$46,765	$1,144,166
Acquisitions	4,014	—	4,014
Foreign currency translation	1,975	—	1,975
Balance at June 30, 2019	$1,103,390	$46,765	$1,150,155

The Company’s four reporting units for purposes of assessing goodwill for impairment are title insurance, home warranty, property and casualty insurance and trust and other services.  During the six months ended June 30, 2019, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	June 30, 2019	December 31, 2018
Finite-lived intangible assets:
Customer relationships	$114,987	$114,603
Noncompete agreements	13,536	14,402
Trademarks	10,776	10,753
Internal-use software licenses	23,575	29,394
Patents	2,840	2,840
	165,714	171,992
Accumulated amortization	(86,094)	(79,535)
	79,620	92,457
Indefinite-lived intangible assets:
Licenses	16,915	16,915
	$96,535	$109,372

Amortization expense for finite-lived intangible assets was $7.3 million and $15.3 million for the three and six months ended June 30, 2019, respectively, and $7.1 million and $14.1 million for the three and six months ended June 30, 2018, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2019	$11,660
2020	$14,933
2021	$11,415
2022	$10,447
2023	$9,851
2024	$7,197

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 7 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Six Months Ended June 30,
(in thousands)	2019	2018
Balance at beginning of period	$1,042,679	$1,028,933
Provision related to:
Current year	194,000	199,165
Prior years	12,842	15,034
	206,842	214,199
Payments, net of recoveries, related to:
Current year	85,811	90,752
Prior years	114,084	122,786
	199,895	213,538
Other	(7,418)	(6,666)
Balance at end of period	$1,042,208	$1,022,928

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the three and six months ended June 30, 2019 and 2018.  The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.  The 4.0% rate for the second quarter of 2018 reflected the ultimate loss rate for the 2018 policy year and no change in the loss reserve estimates for prior policy years.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	June 30, 2019		December 31, 2018
Known title claims	$80,167	7.7%	$80,306	7.7%
Incurred but not reported claims	881,359	84.6%	877,134	84.1%
Total title claims	961,526	92.3%	957,440	91.8%
Non-title claims	80,682	7.7%	85,239	8.2%
Total loss reserves	$1,042,208	100.0%	$1,042,679	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 8 – Notes and Contracts Payable

In April 2019, the Company entered into a senior unsecured credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) in its capacity as administrative agent and the lenders party thereto.  The credit agreement, which is comprised of a $700.0 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350.0 million.  Unless terminated earlier, the credit agreement will terminate on April 30, 2024.  The obligations of the Company under the credit agreement are neither secured nor guaranteed. Upon entry into the credit agreement, the Company borrowed $160.0 million and repaid the $160.0 million obligation outstanding under the previous $700.0 million senior unsecured credit agreement, which was terminated at that time.  Other proceeds under the credit agreement may be used for general corporate purposes.  At June 30, 2019, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 3.90%.

At the Company’s election, borrowings of revolving loans under the credit agreement bear interest at (a) the Alternate Base Rate plus the applicable spread or (b) the Adjusted LIBOR rate plus the applicable spread (in each case as defined in the credit agreement).  The Company may select interest periods of one, two, three or six months or (if agreed to by all lenders) such other number of months for Eurodollar borrowings of loans.  The applicable spread varies depending upon the debt rating assigned by Moody’s Investor Service, Inc., Standard & Poor’s Rating Services and/or Fitch Ratings Inc.  The minimum applicable spread for Alternate Base Rate borrowings is 0.25% and the maximum is 1.00%.  The minimum applicable spread for Adjusted LIBOR rate borrowings is 1.25% and the maximum is 2.00%.  The rate of interest on any term loans incurred in connection with the expansion option will be established at or about the time such loans are made and may differ from the rate of interest on revolving loans.

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of June 30, 2019, the Company was in compliance with the financial covenants under the credit agreement.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 18.4% and 20.0% for the three and six months ended June 30, 2019, respectively, and 23.2% and 21.6% for the three and six months ended June 30, 2018, respectively.  The Company’s effective tax rates differ from the statutory federal rate of 21% due to state and foreign income taxes incurred, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense. In addition, the tax rates for 2019 reflect the resolution of state tax matters from prior years.

In connection with the Company’s June 2010 spin-off from its prior parent, the Company entered into a tax sharing agreement which governs the Company’s and its prior parent’s respective rights, responsibilities and obligations for certain tax related matters.  At June 30, 2019 and December 31, 2018, the Company had a net payable to its prior parent of $0.5 million and $15.6 million, respectively, related to tax matters prior to the spin-off.  This amount is included in the Company’s condensed consolidated balance sheets in accounts payable and accrued liabilities.  The decrease during the current year was primarily the result of the resolution of state tax matters for years prior to the spin-off.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary.  The factors used to assess the likelihood of realization include the Company’s forecast of future taxable income and available tax planning strategies that could be implemented to realize its deferred tax assets.  The Company’s ability or failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets.  Based on actual future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted in the next 12 months.

As of June 30, 2019 and December 31, 2018, the liability for income taxes associated with uncertain tax positions was $5.0 million and $13.3 million, respectively.  The decrease during the current year was primarily the result of the resolution of state tax matters from prior years.  As of June 30, 2019 and December 31, 2018, the liability could be reduced by $2.0 million and $3.7 million, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes.  The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.  As a result of the resolution of state tax matters from prior years, the Company had no accrued interest or penalties related to uncertain tax positions at June 30, 2019.  As of December 31, 2018, the Company had accrued $5.8 million of interest and penalties, net of tax benefits of $1.6 million, related to uncertain tax positions.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months.  Any such change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions.  The primary non-federal jurisdictions are California, Canada, India and the United Kingdom.  As of June 30, 2019, the Company had concluded U.S. federal income tax examinations through 2015 and is generally no longer subject to state and non-U.S. income tax examinations for years prior to 2010.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator
Net income attributable to the Company	$186,655	$155,140	$296,230	$231,367
Denominator
Basic weighted-average shares	113,050	112,556	112,881	112,406
Effect of dilutive employee stock options and restricted stock units (“RSUs”)	448	561	485	687
Diluted weighted-average shares	113,498	113,117	113,366	113,093
Net income per share attributable to the Company’s stockholders
Basic	$1.65	$1.38	$2.62	$2.06
Diluted	$1.64	$1.37	$2.61	$2.05

For the three and six months ended June 30, 2019, 2 thousand and 4 thousand RSUs, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.  For the three and six months ended June 30, 2018, no RSUs were excluded due to their antidilutive effect on weighted-average diluted common shares outstanding. No stock options had an antidilutive effect on weighted-average diluted common shares outstanding for either period in the current or prior year.

Note 11 – Employee Benefit Plans

Net periodic costs related to the Company’s unfunded supplemental benefit plans includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Expense:
Service costs	$71	$130	$141	$260
Interest costs	2,279	2,018	4,558	4,036
Amortization of net actuarial loss	915	1,205	1,830	2,410
Amortization of prior service credit	(1,017)	(1,045)	(2,035)	(2,090)
	$2,248	$2,308	$4,494	$4,616

The Company contributed $7.2 million to its unfunded supplemental benefit plans during the six months ended June 30, 2019, and expects to contribute an additional $7.4 million during the remainder of 2019.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 12 – Fair Value Measurements

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of June 30, 2019 and December 31, 2018:

(in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2019
Debt securities:
U.S. Treasury bonds	$245,282	$—	$245,282	$—
Municipal bonds	1,086,531	—	1,086,531	—
Foreign government bonds	152,554	—	152,554	—
Governmental agency bonds	397,164	—	397,164	—
Governmental agency mortgage-backed securities	3,292,295	—	3,292,295	—
U.S. corporate debt securities	540,983	—	540,983	—
Foreign corporate debt securities	285,113	—	285,113	—
	5,999,922	—	5,999,922	—
Equity securities:
Preferred stocks	13,440	13,440	—	—
Common stocks	385,608	385,608	—	—
	399,048	399,048	—	—
Total assets	$6,398,970	$399,048	$5,999,922	$—

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2018
Debt securities:
U.S. Treasury bonds	$162,506	$—	$162,506	$—
Municipal bonds	1,045,035	—	1,045,035	—
Foreign government bonds	157,297	—	157,297	—
Governmental agency bonds	316,167	—	316,167	—
Governmental agency mortgage-backed securities	3,202,599	—	3,202,599	—
U.S. corporate debt securities	561,260	—	561,260	—
Foreign corporate debt securities	268,947	—	268,947	—
	5,713,811	—	5,713,811	—
Equity securities:
Preferred stocks	14,162	14,162	—	—
Common stocks	339,373	339,373	—	—
	353,535	353,535	—	—
Total assets	$6,067,346	$353,535	$5,713,811	$—

There were no transfers between Levels 1 and 2 during the three and six months ended June 30, 2019 and 2018.  Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

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

Notes receivable, net

The fair value of notes receivable, net is estimated based on current market rates offered for notes with similar maturities and credit quality.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, not measured at fair value, as of June 30, 2019 and December 31, 2018:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
June 30, 2019
Assets:
Cash and cash equivalents	$1,411,965	$1,411,965	$1,411,965	$—	$—
Deposits with banks	$38,054	$37,987	$2,030	$35,957	$—
Notes receivable, net	$13,008	$13,150	$—	$—	$13,150
Secured financings receivable	$201,206	$201,206	$—	$201,206	$—
Liabilities:
Secured financings payable	$190,114	$190,114	$—	$190,114	$—
Notes and contracts payable	$729,614	$762,708	$—	$757,887	$4,821

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2018
Assets:
Cash and cash equivalents	$1,467,129	$1,467,129	$1,467,129	$—	$—
Deposits with banks	$36,209	$35,979	$4,307	$31,672	$—
Notes receivable, net	$13,237	$12,805	$—	$—	$12,805
Secured financings receivable	$76,311	$76,311	$—	$76,311	$—
Liabilities:
Secured financings payable	$76,313	$76,313	$—	$76,313	$—
Notes and contracts payable	$732,019	$741,839	$—	$736,048	$5,791

Note 13 – Share-Based Compensation

The following table presents costs associated with the Company’s share-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Expense:
RSUs	$6,805	$6,652	$25,153	$25,178
Employee stock purchase plan	953	974	2,202	1,957
	$7,758	$7,626	$27,355	$27,135

The following table summarizes RSU activity for the six months ended June 30, 2019:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2018	1,248	$44.53
Granted during 2019	734	$51.36
Vested during 2019	(790)	$44.44
Forfeited during 2019	(15)	$46.72
Unvested at June 30, 2019	1,177	$48.81

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 14 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the six months ended June 30, 2019:

(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(42,165)	$(65,628)	$(52,780)	$(160,573)
Change in unrealized gains (losses) on debt securities	147,634	—	—	147,634
Change in foreign currency translation adjustment	—	10,760	—	10,760
Amortization of net actuarial loss	—	—	1,830	1,830
Amortization of prior service credit	—	—	(2,035)	(2,035)
Tax effect	(34,955)	(428)	54	(35,329)
Balance at June 30, 2019	$70,514	$(55,296)	$(52,931)	$(37,713)
Allocated to the Company	$70,513	$(55,296)	$(52,931)	$(37,714)
Allocated to noncontrolling interests	1	—	—	1
Balance at June 30, 2019	$70,514	$(55,296)	$(52,931)	$(37,713)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended June 30, 2019 and 2018:

(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended June 30, 2019
Pretax change before reclassifications	$69,582	$3,594	$—	$73,176
Reclassifications out of AOCI	246	—	(102)	144
Tax effect	(16,654)	(150)	27	(16,777)
Total other comprehensive income (loss), net of tax	$53,174	$3,444	$(75)	$56,543
Three Months Ended June 30, 2018
Pretax change before reclassifications	$(18,199)	$(10,545)	$—	$(28,744)
Reclassifications out of AOCI	2,055	—	160	2,215
Tax effect	3,669	—	(41)	3,628
Total other comprehensive income (loss), net of tax	$(12,475)	$(10,545)	$119	$(22,901)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2019 and 2018:

(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Six Months Ended June 30, 2019
Pretax change before reclassifications	$147,347	$10,760	$—	$158,107
Reclassifications out of AOCI	287	—	(205)	82
Tax effect	(34,955)	(428)	54	(35,329)
Total other comprehensive income (loss), net of tax	$112,679	$10,332	$(151)	$122,860
Six Months Ended June 30, 2018
Pretax change before reclassifications	$(79,526)	$(14,297)	$—	$(93,823)
Reclassifications out of AOCI	2,468	—	320	2,788
Tax effect	17,787	—	(81)	17,706
Total other comprehensive income (loss), net of tax	$(59,271)	$(14,297)	$239	$(73,329)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Amounts reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018	Affected line items
Unrealized gains (losses) on debt securities:
Net realized gains (losses) on sales of debt securities	$(246)	$(2,055)	$(287)	$(2,468)	Net realized investment gains (losses)
Pretax total	$(246)	$(2,055)	$(287)	$(2,468)
Tax effect	$58	$467	$68	$570
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(915)	$(1,205)	$(1,830)	$(2,410)	Other operating expenses
Amortization of prior service credit	1,017	1,045	2,035	2,090	Other operating expenses
Pretax total	$102	$(160)	$205	$(320)
Tax effect	$(27)	$41	$(54)	$81

(1)	These components of AOCI are components of net periodic cost. See Note 11 Employee Benefit Plans for additional details.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries  improperly charged fees for products and services, improperly handled property and casualty claims and gave items of value to builders as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

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

The Company and/or its subsidiaries are also parties to numerous class action lawsuits as a result of the recent information security incident.  All of these lawsuits are putative class actions for which a class has not been certified.  For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and wealth management businesses are regulated by various federal, state and local governmental agencies.  Many of the Company’s other businesses operate within statutory guidelines.  Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies.  Currently, governmental agencies are examining or investigating certain of the Company’s operations.  One of these investigations pertains to title insurance policies issued by agents of the Company’s title insurance subsidiary in the State of Indiana during 2006-2008.  As a result of this investigation, the Indiana Commissioner of Insurance determined, based upon a simple extrapolation of a review of settlement statements issued in 129 transactions, that the Company’s title insurance subsidiary overcharged consumers by approximately $3.1 million and, consequently, failed to pay premium taxes by approximately $38,000.  The Commissioner ordered the payment of these amounts to the Indiana Department of Insurance, plus interest and certain fees and expenses.  On appeal, the Commissioner was ordered to refund approximately $2.8 million in inappropriately assessed interest and fees. The Commissioner has appealed this order and the Company expects to cross-appeal to challenge the Commissioner’s methodology for determining the appropriateness of the premium charged, among other matters.  With respect to the same transactions involved in this investigation, on July 24, 2019, the Commissioner filed a Statement of Charges seeking payment of a civil penalty relating to the alleged overcharges.  While the Company intends to conduct a vigorous defense to the Statement of Charges, should the Commissioner prevail it is expected that any civil penalty would be proportionate to the amount actually determined to have been overcharged.  The Company also has received numerous regulatory inquiries and/or investigations as a result of the recent information security incident.  With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts.  While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  These exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $14.3 million, based on the exchange rate as of June 30, 2019 and including interest charges through the date of the assessment.  As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products.  The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage.  This business is licensed to issue policies in all 50 states and the District of Columbia and actively issues policies in 46 states.  The majority of policy liability is in the western United States, including approximately 62% in California.  In certain markets it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance.  The home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period.  This business currently operates in 35 states and the District of Columbia.

The corporate function consists primarily of certain financing facilities as well as the corporate services that support the Company’s business operations.

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended June 30, 2019:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,371,874	$232,813	$31,061	$23,491
Specialty Insurance	122,968	15,740	1,785	2,675
Corporate	4,127	(19,056)	38	—
Eliminations	(349)	—	—	—
	$1,498,620	$229,497	$32,884	$26,166

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$552,358	$543,847	$197,779	$70,970	$6,920	$1,371,874
Specialty Insurance	115,660	—	3,153	2,700	1,455	122,968
	$668,018	$543,847	$200,932	$73,670	$8,375	$1,494,842

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the three months ended June 30, 2018:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,369,040	$209,642	$29,343	$34,884
Specialty Insurance	120,188	10,121	1,677	5,047
Corporate	2,208	(17,795)	38	—
Eliminations	(279)	—	—	—
	$1,491,157	$201,968	$31,058	$39,931

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$548,616	$559,004	$206,095	$51,737	$3,588	$1,369,040
Specialty Insurance	112,966	—	2,924	2,401	1,897	120,188
	$661,582	$559,004	$209,019	$54,138	$5,485	$1,489,228

For the six months ended June 30, 2019:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,544,056	$374,820	$62,223	$48,970
Specialty Insurance	245,149	33,525	3,519	5,172
Corporate	13,686	(37,178)	76	—
Eliminations	(690)	—	—	—
	$2,802,201	$371,167	$65,818	$54,142

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$955,114	$1,045,384	$367,870	$141,023	$34,665	$2,544,056
Specialty Insurance	227,106	—	6,219	5,432	6,392	245,149
	$1,182,220	$1,045,384	$374,089	$146,455	$41,057	$2,789,205

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance that requires the rights and obligations associated with leasing arrangements to be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees are required to recognize a right-of-use asset and a liability to make lease payments and disclose key information about leasing arrangements.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018.  The updated guidance may either be adopted using a modified retrospective transition approach or may be initially applied on the adoption date with the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  The Company adopted and initially applied the updated guidance on January 1, 2019.  Upon adoption, the Company recognized deferred gains of $1.3 million on previous sale and operating leaseback transactions as a cumulative-effect adjustment to retained earnings.  The Company elected to adopt the package of practical expedients allowed under the guidance, which was applied to all leases as of the adoption date.  The package of practical expedients included (1) entities could choose not to reassess whether any expired or existing contracts are or contain leases, (2) entities could choose not to reassess the lease classification for any expired or existing leases, and (3) entities could choose not to reassess initial direct costs for any existing leases.  See Note 4 Leases to the condensed consolidated financial statements for further information on the Company’s leasing arrangements.

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

The Company’s total revenues increased $7.5 million, or 0.5%, in the second quarter of 2019 when compared with the second quarter of 2018.  This increase was attributable to increases in net investment income of $21.4 million, or 37.9%, direct premiums and escrow fees of $6.4 million, or 1.0%, and net realized investment gains of $2.9 million, or 52.7%, mostly offset by decreases in agent premiums of $15.2 million, or 2.7%, and information and other revenues of $8.1 million, or 3.9%.  Direct premiums and escrow fees in the title insurance and services segment from domestic residential refinance transactions increased $15.7 million, or 34.1%, while direct premiums and escrow fees from residential purchase and commercial transactions decreased $6.5 million, or 2.4%, and $4.4 million, or 2.4%, respectively, in the second quarter of 2019 when compared to the second quarter of 2018.

According to the Mortgage Bankers Association’s July 17, 2019 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 10.8% in the second quarter of 2019 when compared with the second quarter of 2018.  According to the MBA Forecast, the dollar amount of purchase originations increased 6.3% and refinance originations increased 23.7%.  The National Association of Realtors’ July 23, 2019 Existing Home Sales Report indicates, however, that second quarter 2019 existing home sales decreased when compared to second quarter 2018, rather than increased.  This is in line with the decrease in domestic resale title orders closed by the Company’s direct operations.  Direct premiums and escrow fees for the Company’s direct title operations increased 34.1% from domestic refinance transactions, which is consistent with refinance activity in the MBA Forecast.

During the second quarter of 2019, the level of domestic title orders opened per day by the Company’s direct title operations increased 7.0% when compared with the second quarter of 2018.  Residential refinance opened orders per day increased by 41.1%, while residential purchase and commercial opened orders per day decreased 2.8% and 8.4%, respectively, when compared to the second quarter of 2018.

During the second quarter of 2019, the Company initiated an investigation regarding potential unauthorized access to non-public personal information as a result of a vulnerability in one of the Company's applications.  This investigation concluded during the third quarter of 2019.  The investigation identified imaged documents containing non-public personal information pertaining to 32 consumers that likely were accessed without authorization.  These 32 consumers have been notified and offered complimentary credit monitoring services.  This incident triggered numerous federal and state governmental inquiries as well as private lawsuits against the Company.  Costs incurred during the second quarter related to this incident are immaterial to the Company’s results of operations and financial condition, and costs related to this incident for future periods are expected to be immaterial to the Company’s results of operations and financial condition.  Furthermore, the Company has insurance that may cover certain costs associated with this incident.  Similarly, this incident’s impact on the Company’s business is expected to be immaterial.

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

The Company is increasingly utilizing decision science, artificial intelligence and other innovative technologies, processes and techniques to speed the delivery of its products, increase efficiency and otherwise improve the customer experience.  These efforts include streamlining the closing process by converting certain manual processes into digital ones, which improves the customer experience by simplifying and reducing the time it takes to close a transaction, reducing the risk of fraud and improving communication.  These efforts also include the automation of many of the tasks required to build and update title plants and to search and examine title records, among others.  While many of these initiatives are also designed to decrease risk, they present risks of their own.  The degree to which these innovative efforts will be successful, and their ultimate impact on the Company’s results of operations, is uncertain.

In addition to the Company’s innovative activities, other participants in the real estate and mortgage industries are seeking to innovate in ways that could impact the Company’s businesses.  These participants include certain of the Company’s sources of business, competitors and ultimate customers.  Innovations by these participants may change the demand for the Company’s products and services, the manner in which the Company’s products and services are ordered or fulfilled and the revenue or profitability derived from the products and services.  The Company’s efforts to anticipate and participate in these transformations could require significant additional investment and may not succeed, resulting in a reduction in market share or profitability. The ultimate degree to which these and other innovations in the real estate industry will impact the Company’s business and results of operations is uncertain.

Additionally, the Company continues to monitor developments in its regulatory environment.  Currently, federal officials are discussing various potential changes to laws and regulations that could impact the Company’s businesses, including the reform of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and data privacy regulations, among others.  In addition, comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was signed into law on December 22, 2017 and included changes that could affect the real estate and mortgage markets, including changes to the mortgage interest deduction, the increase in the standard deduction (which limits the benefit of itemizing and deducting mortgage interest separately) and the limitation of state and local tax deductions, among others.  The full extent of the impact of the Tax Reform Act on volumes of real estate transactions and mortgage originations is uncertain.  Other changes in these areas, and more generally in the regulatory environment in which the Company and its customers operate, could similarly impact the volume of mortgage originations in the United States and the Company’s competitive position and results of operations.

Title Insurance and Services

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenues
Direct premiums and escrow fees	$552,358	$548,616	$3,742	0.7%	$955,114	$982,768	$(27,654)	(2.8)%
Agent premiums	543,847	559,004	(15,157)	(2.7)	1,045,384	1,086,718	(41,334)	(3.8)
Information and other	197,779	206,095	(8,316)	(4.0)	367,870	392,116	(24,246)	(6.2)
Net investment income	70,970	51,737	19,233	37.2	141,023	93,137	47,886	51.4
Net realized investment gains (losses)	6,920	3,588	3,332	92.9	34,665	(234)	34,899	NM [1]
	1,371,874	1,369,040	2,834	0.2	2,544,056	2,554,505	(10,449)	(0.4)
Expenses
Personnel costs	422,664	427,049	(4,385)	(1.0)	803,795	820,675	(16,880)	(2.1)
Premiums retained by agents	429,086	439,550	(10,464)	(2.4)	825,693	856,187	(30,494)	(3.6)
Other operating expenses	194,129	202,383	(8,254)	(4.1)	362,770	393,232	(30,462)	(7.7)
Provision for policy losses and other claims	43,848	44,304	(456)	(1.0)	80,020	82,785	(2,765)	(3.3)
Depreciation and amortization	31,061	29,343	1,718	5.9	62,223	57,460	4,763	8.3
Premium taxes	14,699	15,102	(403)	(2.7)	27,678	29,492	(1,814)	(6.2)
Interest	3,574	1,667	1,907	114.4	7,057	2,651	4,406	166.2
	1,139,061	1,159,398	(20,337)	(1.8)	2,169,236	2,242,482	(73,246)	(3.3)
Income before income taxes	$232,813	$209,642	$23,171	11.1%	$374,820	$312,023	$62,797	20.1%
Pretax margins	17.0%	15.3%	1.7%	11.1%	14.7%	12.2%	2.5%	20.5%

(1)	Not meaningful

Direct premiums and escrow fees were $552.4 million and $955.1 million for the three and six months ended June 30, 2019, respectively, an increase of $3.7 million, or 0.7%, and a decrease of $27.7 million, or 2.8%, when compared with the respective periods of the prior year.  The increase for the three months ended June 30, 2019 was primarily due to slight increases in both the domestic average revenues per order closed and domestic title orders closed by the Company’s direct title operations.  The decrease in direct premiums and escrow fees for the six months ended June 30, 2019 was primarily due to a decrease in closed domestic title orders by the Company’s direct title operations, partially offset by an increase in the domestic average revenues per order closed. The domestic average revenues per order closed were $2,620 and $2,557 for the three and six months ended June 30, 2019, respectively, increases of 0.8% and 3.9% when compared with $2,599 and $2,460 for the respective periods of the prior year. The increase in average revenues per order closed for the three months ended June 30, 2019 was primarily due to higher residential real estate values, partially offset by a shift in the mix of direct revenues generated from higher premium commercial and residential purchase products to lower premium residential refinance products.  The increase in average revenues per order closed for the six months ended June 30, 2019 was primarily due to higher revenues per order from commercial transactions and higher residential real estate values.  The Company’s direct title operations closed 196,600 and 347,500 domestic title orders during the three and six months ended June 30, 2019, respectively, an increase of 0.2% and a decrease of 6.0% when compared with 196,200 and 369,800 title orders closed during the respective periods of the prior year.

Agent premiums were $543.8 million and $1.0 billion for the three and six months ended June 30, 2019, respectively, decreases of $15.2 million, or 2.7%, and $41.3 million, or 3.8%, when compared with the respective periods of the prior year.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.  As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums.  Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity.  The decrease in agent premiums for the three months ended June 30, 2019 is generally consistent with the 7.2% decrease in the Company’s direct premiums and escrow fees in the first quarter of 2019 as compared with the first quarter of 2018.

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

Information and other revenues were $197.8 million and $367.9 million for the three and six months ended June 30, 2019, respectively, decreases of $8.3 million, or 4.0%, and $24.2 million, or 6.2%, when compared with the respective periods of the prior year.  The declines were primarily attributable to lower revenues from the Company’s centralized lender businesses and international operations.  The declines were also attributable to changes in certain contractual arrangements that require the netting of production related costs against related revenues.

Net investment income totaled $71.0 million and $141.0 million for the three and six months ended June 30, 2019, respectively, increases of $19.2 million, or 37.2%, and $47.9 million, or 51.4%, when compared with the respective periods of the prior year.  The increases were mainly attributable to higher average balances and rising short-term interest rates, which drove higher income from the Company’s cash and investment portfolio, tax-deferred property exchange business and escrow balances.

Net realized investment gains totaled $6.9 million and $34.7 million for the three and six months ended June 30, 2019 and were primarily from the increase in the fair values of equity securities.  Net realized investment gains totaled $3.6 million and net realized investment losses totaled $0.2 million for the three and six months ended June 30, 2018, respectively.  The net realized gains for the three months ended June 30, 2018 were primarily attributable to the increase in the fair value of equity securities, partially offset by losses from the sales of debt securities.  The net realized losses for the six months ended June 30, 2018 were primarily from the sales of debt securities, partially offset by an increase in the fair values of equity securities and gains from the sale of real estate.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs.  This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $422.7 million and $803.8 million for the three and six months ended June 30, 2019, respectively, decreases of $4.4 million, or 1.0%, and $16.9 million, or 2.1%, when compared with the respective periods of the prior year.  The decrease for the three months ended June 30, 2019 was primarily attributable to lower salary and payroll tax expense, partially offset by higher incentive compensation and employee benefit costs.  The decrease for the six months ended June 30, 2019 was primarily attributable to lower salary and payroll tax expense and lower incentive compensation expense, partially offset by higher employee benefit costs.  The decreases in salary and payroll tax expense were driven by lower average headcount in the three and six months ended June 30, 2019 when compared with the same periods of the prior year.

Agents retained $429.1 million and $825.7 million of title premiums generated by agency operations for the three and six months ended June 30, 2019, respectively, which compares with $439.6 million and $856.2 million for the respective periods of the prior year.  The percentage of title premiums retained by agents was 78.9% and 79.0% for the three and six months ended June 30, 2019, respectively, compared to 78.6% and 78.8% for the respective periods of the prior year.  The changes in the percentage of title premiums retained by agents for the three and six months ended June 30, 2019 when compared to the same periods of the prior year were primarily due to changes in the geographic mix of agency revenues.

Other operating expenses for the title insurance and services segment were $194.1 million and $362.8 million for the three and six months ended June 30, 2019, respectively, decreases of $8.3 million, or 4.1%, and $30.5 million, or 7.7%, when compared with the respective periods of the prior year.  The decreases were primarily attributable to lower foreign currency exchange losses, lower travel and entertainment expenses and lower computer hardware related costs, partially offset by higher software expenses.  The declines were also attributable to changes in certain contractual arrangements that require the netting of production related costs against related revenues.  The six months ended June 30, 2019 was also impacted by lower production related costs driven by lower order volumes and lower professional services expense.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 4.0% for the three and six months ended June 30, 2019 and 2018.  The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.  The 4.0% rate for the second quarter of 2018 reflected the ultimate loss rate for the 2018 policy year and no change in the loss reserve estimates for prior policy years.

Depreciation and amortization expense was $31.1 million and $62.2 million for the three and six months ended June 30, 2019, respectively, increases of $1.7 million, or 5.9%, and $4.8 million, or 8.3%, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher amortization expense associated with internally developed technology.

Premium taxes were $14.7 million and $27.7 million for the three and six months ended June 30, 2019, respectively, decreases of $0.4 million, or 2.7%, and $1.8 million, or 6.2%, respectively, compared to $15.1 million and $29.5 million for the same periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.3% and 1.4% for the three and six months ended June 30, 2019, respectively, and 1.4% for the three and six months ended June 30, 2018.

Interest expense was $3.6 million and $7.1 million for the three and six months ended June 30, 2019, increases of $1.9 million, or 114.4%, and $4.4 million, or 166.2%, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher interest paid related to customer deposits at the Company’s banking subsidiary, First American Trust, FSB, and secured financings payable.  The increases in interest paid on customer deposits is due to an increase in average balances and higher interest rates paid.  The secured financings payable relate to a specialized warehouse lender that the Company acquired in the second quarter of 2018.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to the relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase.  Title insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as closed order volumes.  Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity.  Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations.  Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  The pre-tax margins for the three and six months ended June 30, 2019 were 17.0% and 14.7%, respectively, compared with 15.3% and 12.2% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenues
Direct premiums	$115,660	$112,966	$2,694	2.4%	$227,106	$222,692	$4,414	2.0%
Information and other	3,153	2,924	229	7.8	6,219	5,826	393	6.7
Net investment income	2,700	2,401	299	12.5	5,432	4,989	443	8.9
Net realized investment gains	1,455	1,897	(442)	(23.3)	6,392	65	6,327	NM [1]
	122,968	120,188	2,780	2.3	245,149	233,572	11,577	5.0
Expenses
Personnel costs	19,884	19,066	818	4.3	39,504	37,818	1,686	4.5
Other operating expenses	18,236	18,062	174	1.0	38,054	37,479	575	1.5
Provision for policy losses and other claims	65,282	69,315	(4,033)	(5.8)	126,822	131,414	(4,592)	(3.5)
Depreciation and amortization	1,785	1,677	108	6.4	3,519	3,269	250	7.6
Premium taxes	2,041	1,947	94	4.8	3,725	3,571	154	4.3
	107,228	110,067	(2,839)	(2.6)	211,624	213,551	(1,927)	(0.9)
Income before income taxes	$15,740	$10,121	$5,619	55.5%	$33,525	$20,021	$13,504	67.4%
Margins	12.8%	8.4%	4.4%	52.4%	13.7%	8.6%	5.1%	59.3%

(1)	Not meaningful

Direct premiums were $115.7 million and $227.1 million for the three and six months ended June 30, 2019, respectively, increases of $2.7 million, or 2.4%, and $4.4 million, or 2.0%, when compared with the respective periods of the prior year.  The increases were attributable to higher premiums earned in the home warranty business driven by an increase in the number of home warranty residential service contracts issued and an increase in the average price charged per contract.

Net realized investment gains for the specialty insurance segment totaled $1.5 million and $6.4 million for the three and six months ended June 30, 2019, respectively, and were primarily from the increase in the fair values of equity securities.  Net realized investment gains totaled $1.9 million and $0.1 million for the three and six months ended June 30, 2018, respectively, and were primarily from the increase in the fair values of equity securities, partially offset by losses from the sales of debt securities.

Personnel costs and other operating expenses were $38.1 million and $77.6 million for the three and six months ended June 30, 2019, respectively, increases of $1.0 million, or 2.7%, and $2.3 million, or 3.0%, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher salary expense due to higher average salaries and other small increases across several expense categories.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 51.7% and 47.8% for the three and six months ended June 30, 2019, respectively, compared with 56.7% and 52.5% for the respective periods of the prior year.  The decrease in the claims rate for the three months ended June 30, 2019 was primarily attributable to a decrease in the frequency and severity of claims.  The frequency of home warranty claims benefited from milder weather conditions when compared to the same period of the prior year.  The decrease in the severity of claims was primarily due to more efficient claims management, which was mainly driven by improved rates with contractors and more efficient allocation of claims to contractors.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 70.4% and 79.4% for the three and six months ended June 30, 2019, respectively, compared with 73.9% and 76.6% for the respective periods of the prior year.  The decrease in the claims rate for the three months ended June 30, 2019 was primarily attributable to a decrease in the frequency of claims.

Premium taxes were $2.0 million and $3.7 million for the three and six months ended June 30, 2019, respectively, compared with $1.9 million and $3.6 million for the respective periods of the prior year.  Premium taxes as a percentage of specialty insurance segment premiums were 1.8% and 1.6% for the three and six months ended June 30, 2019, respectively, and 1.7% and 1.6% for the three and six months ended June 30, 2018, respectively.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal.  With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations.  Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Specialty insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as premium revenues.  The pre-tax margins for the three and six months ended June 30, 2019 were 12.8% and 13.7%, respectively, compared with 8.4% and 8.6% in the respective periods of the prior year.

Corporate

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenues
Net investment income	$4,127	$2,208	$1,919	86.9%	$13,686	$1,027	$12,659	NM	[1]%
	4,127	2,208	1,919	86.9	13,686	1,027	12,659	NM	[1]
Expenses
Personnel costs	4,479	2,859	1,620	56.7	15,340	4,123	11,217	272.1
Other operating expenses	10,246	8,757	1,489	17.0	18,499	17,236	1,263	7.3
Depreciation and amortization	38	38	—	—	76	76	—	—
Interest	8,420	8,349	71	0.9	16,949	16,603	346	2.1
	23,183	20,003	3,180	15.9	50,864	38,038	12,826	33.7
Loss before income taxes	$(19,056)	$(17,795)	$(1,261)	(7.1)%	$(37,178)	$(37,011)	$(167)	(0.5)%

(1)	Not meaningful

Net investment income totaled $4.1 million and $13.7 million for the three and six months ended June 30, 2019, respectively, compared with $2.2 million and $1.0 million for the respective periods of the prior year.  The increases in net investment income for the three and six months ended June 30, 2019 were primarily attributable to higher earnings on investments associated with the Company’s deferred compensation plan and higher interest income on cash balances when compared to the same periods of 2018.

Corporate personnel costs and other operating expenses were $14.7 million and $33.8 million for the three and six months ended June 30, 2019, respectively, compared with $11.6 million and $21.4 million for the respective periods of the prior year.  The increases were primarily attributable to higher expense related to the Company’s deferred compensation plan and $1.7 million of costs related to the recent information security incident.

Eliminations

The Company’s inter-segment eliminations were not material for the three and six months ended June 30, 2019 and 2018.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 18.4% and 20.0% for the three and six months ended June 30, 2019, respectively, compared with 23.2% and 21.6% for the respective periods of the prior year.  The differences in the effective tax rates for the three and six months ended June 30, 2019 when compared with the respective periods of the prior year were primarily due to the resolution of state tax matters during the second quarter of 2019 related to prior years, taxes on unremitted foreign earnings, and the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and six months ended June 30, 2019 was $187.3 million and $297.1 million, respectively, compared with $155.1 million and $231.3 million for the respective periods of the prior year. Net income attributable to the Company for the three and six months ended June 30, 2019 was $186.7 million, or $1.64 per diluted share, and $296.2 million, or $2.61 per diluted share, respectively, compared with $155.1 million, or $1.37 per diluted share, and $231.4 million, or $2.05 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities totaled $301.1 million and $254.1 million for the six months ended June 30, 2019 and 2018, respectively, after claim payments, net of recoveries, of $199.9 million and $213.5 million, respectively.  The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2019 were advances under secured financing agreements, repayments of secured financings payable, purchases of debt and equity securities, repayments of notes and contracts payable, dividends to common stockholders, purchases of other investments, and capital expenditures.  The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2018 were purchases of debt and equity securities, advances under secured financing agreements, repayments of secured financings payable, dividends to common stockholders, business acquisitions, and capital expenditures.  The principal nonoperating sources of cash and cash equivalents for the six months ended June 30, 2019 were proceeds from the sales and maturities of debt and equity securities, borrowings under the unsecured credit agreement, borrowings under secured financing agreements and collections of secured financings receivable.  The principal nonoperating sources of cash and cash equivalents for the six months ended June 30, 2018 were proceeds from the sales and maturities of debt and equity securities, borrowings under secured financing agreements, collections of secured financings receivable and an increase in the deposit balances at the Company’s banking operations.  The net effect of all activities on cash and cash equivalents were decreases of $55.2 million and $160.7 million for the six months ended June 30, 2019 and 2018, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments.  In June 2019, the Company paid a second quarter cash dividend of 42 cents per common share.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $250.0 million, of which $161.6 million remained as of June 30, 2019.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  During the six months ended June 30, 2019, the Company repurchased and retired 47 thousand shares of its common stock for a total purchase price of $2.1 million and, as of June 30, 2019, had repurchased and retired 3.6 million shares of its common stock under the current authorization for a total purchase price of $88.4 million.

Holding Company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries.  The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses.  The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements.  The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements.  At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received.  Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders.  As of June 30, 2019, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2019, without prior approval from applicable regulators, was dividends of $286.1 million and loans and advances of $98.5 million.  However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies.  Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of June 30, 2019, the holding company’s sources of liquidity included $161.6 million of cash and cash equivalents and $540.0 million available on the Company’s revolving credit facility.  Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    In April 2019, the Company entered into a senior unsecured credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) in its capacity as administrative agent and the lenders party thereto. The credit agreement, which is comprised of a $700.0 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350.0 million.  Unless terminated earlier, the credit agreement will terminate on April 30, 2024.  The obligations of the Company under the credit agreement are neither secured nor guaranteed. Upon entry into the credit agreement, the Company borrowed $160.0 million and repaid the $160.0 million obligation outstanding under the previous $700.0 million senior unsecured credit agreement, which was terminated at that time. Other proceeds under the credit agreement may be used for general corporate purposes.  At June 30, 2019, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 3.90%.

At the Company’s election, borrowings of revolving loans under the credit agreement bear interest at (a) the Alternate Base Rate plus the applicable spread or (b) the Adjusted LIBOR rate plus the applicable spread (in each case as defined in the credit agreement).  The Company may select interest periods of one, two, three or six months or (if agreed to by all lenders) such other number of months for Eurodollar borrowings of loans.  The applicable spread varies depending upon the debt rating assigned by Moody’s Investor Service, Inc., Standard & Poor’s Rating Services and/or Fitch Ratings Inc.  The minimum applicable spread for Alternate Base Rate borrowings is 0.25% and the maximum is 1.00%.  The minimum applicable spread for Adjusted LIBOR rate borrowings is 1.25% and the maximum is 2.00%.  The rate of interest on any term loans incurred in connection with the expansion option will be established at or about the time such loans are made and may differ from the rate of interest on revolving loans.

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.  Upon the occurrence of an event of default the lenders may accelerate the loans.  Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate.  As of June 30, 2019, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities.  In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources.  As of June 30, 2019, no amounts remained outstanding under these agreements.

In addition to being a party to master repurchase agreements, the Company’s federal savings bank subsidiary, First American Trust, FSB, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with certain correspondent institutions.  Also, a Canadian subsidiary of the Company, First Canadian Title Company Limited, maintains a secured credit facility with Royal Bank of Canada. As of June 30, 2019, no amounts were outstanding under any of these facilities.

The Company’s debt to capitalization ratios were 18.4% and 17.8% at June 30, 2019 and December 31, 2018, respectively.

Investment Portfolio.    The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries.  As of June 30, 2019, 94% of the Company’s investment portfolio consisted of debt securities, of which 70% were either United States government-backed or rated AAA and 98% were either rated or classified as investment grade.  Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.  For further information on the credit quality of the Company’s investment portfolio at June 30, 2019, see Note 3 Debt and Equity Securities to the condensed consolidated financial statements.

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $8.2 billion and $7.6 billion at June 30, 2019 and December 31, 2018, respectively, of which $3.7 billion and $3.6 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.0 billion and $3.6 billion at June 30, 2019 and December 31, 2018, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.4 billion and $2.7 billion at June 30, 2019 and December 31, 2018, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of June 30, 2019, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries  improperly charged fees for products and services, improperly handled property and casualty claims and gave items of value to builders as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

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

The Company and/or its subsidiaries are also parties to numerous class action lawsuits as a result of the recent information security incident.  All of these lawsuits are putative class actions for which a class has not been certified.  For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and wealth management businesses are regulated by various federal, state and local governmental agencies.  Many of the Company’s other businesses operate within statutory guidelines.  Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies.  Currently, governmental agencies are examining or investigating certain of the Company’s operations.  One of these investigations pertains to title insurance policies issued by agents of the Company’s title insurance subsidiary in the State of Indiana during 2006-2008.  As a result of this investigation, the Indiana Commissioner of Insurance determined, based upon a simple extrapolation of a review of settlement statements issued in 129 transactions, that the Company’s title insurance subsidiary overcharged consumers by approximately $3.1 million and, consequently, failed to pay premium taxes by approximately $38,000.  The Commissioner ordered the payment of these amounts to the Indiana Department of Insurance, plus interest and certain fees and expenses.  On appeal, the Commissioner was ordered to refund approximately $2.8 million in inappropriately assessed interest and fees. The Commissioner has appealed this order and the Company expects to cross-appeal to challenge the Commissioner’s methodology for determining the appropriateness of the premium charged, among other matters.  With respect to the same transactions involved in this investigation, on July 24, 2019, the Commissioner filed a Statement of Charges seeking payment of a civil penalty relating to the alleged overcharges.  While the Company intends to conduct a vigorous defense to the Statement of Charges, should the Commissioner prevail it is expected that any civil penalty would be proportionate to the amount actually determined to have been overcharged.  The Company also has received numerous regulatory inquiries and/or investigations as a result of the recent information security incident.  With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts.  While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  These exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $14.3 million, based on the exchange rate as of June 30, 2019 and including interest charges through the date of the assessment. As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

4. Regulatory oversight and changes in government regulation could make it more difficult to deploy capital, prohibit or limit the Company’s operations, make it more burdensome to conduct such operations or result in decreased demand for the Company’s products and services

Many of the Company’s businesses, including its title insurance, property and casualty insurance, home warranty, banking, trust and wealth management businesses, are regulated by various federal, state, local and foreign governmental agencies.  These and other of the Company’s businesses also operate within statutory guidelines.  The industry in which the Company operates and the markets into which it sells its products are also regulated and subject to statutory guidelines.  Regulatory oversight could make it more difficult to deploy capital in a manner that is believed to be in the best interests of the Company’s shareholders.  In addition, changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes, enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit its future operations or make it more burdensome to conduct such operations or result in decreased demand for the Company’s products and services or a change in our competitive position.  The impact of these changes would be more significant if they involve jurisdictions in which the Company generates a greater portion of its title premiums, such as the states of Arizona, California, Florida, Michigan, New York, Ohio, Pennsylvania and Texas.  These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

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

9. Recent and pending data privacy laws and regulations could adversely affect the Company

An increasing number of federal, state, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data, including the California Consumer Privacy Act and the European Union General Data Protection Regulation.  We believe that other jurisdictions are considering similar laws.  The effects of these privacy laws, including the cost of compliance, are not fully known and are potentially significant, and the failure to comply could adversely affect the Company.  The Company’s recent information security incident could lead to increased scrutiny of the Company’s compliance with these privacy laws and increased oversight of its information security program.

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

14. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $122.9 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

In fact, during the third quarter of 2019, the Company concluded an investigation regarding potential unauthorized access to non-public personal information as a result of a vulnerability in one of the Company's applications.  The investigation identified imaged documents containing non-public personal information pertaining to 32 consumers that likely were accessed without authorization.  These 32 consumers have been notified and offered complimentary credit monitoring services.  This incident triggered numerous federal and state governmental inquiries as well as private lawsuits against the Company.  While the incident is not expected to have a material impact on the Company’s business, it may increase the risk associated with any future incidents, particularly the risk of damage to the Company’s reputation.

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

22. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds.  If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders.  Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited.  As of June 30, 2019, under such regulations, the maximum amount available for the remainder of 2019 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $286.1 million and loans and advances of $98.5 million.

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

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed June 1, 2010.

3.2	Bylaws of First American Financial Corporation, effective as of August 16, 2017.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed August 22, 2017.

10.1	Credit Agreement dated as of April 30, 2019, among First American Financial Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	N/A.

101.SCH	XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: July 25, 2019	By	/s/ Dennis J. Gilmore
Dennis J. Gilmore
Chief Executive Officer (Principal Executive Officer)

Date: July 25, 2019	By	/s/ Mark E. Seaton
Mark E. Seaton
Chief Financial Officer (Principal Financial Officer)