Form 10-Q
period 2019-09-30
First American Financial Corp
filed 2019-10-24
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

On October 21, 2019, there were 112,336,298 shares of common stock outstanding.

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	UNCERTAINTY FROM THE EXPECTED DISCONTINUANCE OF LIBOR AND TRANSITION TO ANY OTHER INTEREST RATE BENCHMARK;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	REGULATORY OVERSIGHT AND CHANGES IN APPLICABLE LAWS AND GOVERNMENT REGULATIONS, INCLUDING DATA PRIVACY LAWS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	USE OF SOCIAL MEDIA BY THE COMPANY AND OTHER PARTIES;
•	REGULATION OF TITLE INSURANCE RATES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MANAGEMENT FRAMEWORK;
•	SYSTEMS DAMAGE, FAILURES, INTERRUPTIONS AND INTRUSIONS, OR UNAUTHORIZED DATA DISCLOSURES;
•	INNOVATION EFFORTS OF THE COMPANY AND OTHER INDUSTRY PARTICIPANTS AND ANY RELATED MARKET DISRUPTION;
•	ERRORS AND FRAUD INVOLVING THE TRANSFER OF FUNDS;
•	THE COMPANY’S USE OF A GLOBAL WORKFORCE;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS; AND

•	OTHER FACTORS DESCRIBED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN ITEM 1A OF PART II.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE.  THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$1,710,999	$1,467,129
Accounts and accrued income receivable, net	351,816	325,686
Income taxes receivable	20,703	11,007
Investments:
Deposits with banks	38,459	36,209
Debt securities, includes pledged securities of $93,152 and $110,975	5,882,421	5,713,811
Equity securities	416,488	353,535
Other investments	215,766	121,965
	6,553,134	6,225,520
Secured financings receivable	352,013	76,311
Property and equipment, net	447,980	457,840
Operating lease assets	288,406	—
Title plants and other indexes	580,600	577,467
Deferred income taxes	16,636	16,636
Goodwill	1,149,765	1,144,166
Other intangible assets, net	92,855	109,372
Other assets	239,185	219,501
	$11,804,092	$10,630,635
Liabilities and Equity
Deposits	$3,840,728	$3,786,183
Accounts payable and accrued liabilities	812,499	778,688
Deferred revenue	261,463	243,280
Reserve for known and incurred but not reported claims	1,054,724	1,042,679
Income taxes payable	90,099	8,988
Deferred income taxes	217,097	217,097
Operating lease liabilities	319,445	—
Secured financings payable	233,483	76,313
Notes and contracts payable	728,332	732,019
	7,557,870	6,885,247
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—112,336 shares and 111,496 shares	1	1
Additional paid-in capital	2,288,737	2,258,290
Retained earnings	1,985,073	1,644,165
Accumulated other comprehensive loss	(31,670)	(160,575)
Total stockholders’ equity	4,242,141	3,741,881
Noncontrolling interests	4,081	3,507
Total equity	4,246,222	3,745,388
	$11,804,092	$10,630,635

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Direct premiums and escrow fees	$728,610	$649,375	$1,910,830	$1,854,835
Agent premiums	656,154	615,113	1,701,538	1,701,831
Information and other	208,297	198,680	581,858	596,090
Net investment income	76,628	67,874	236,607	167,000
Net realized investment gains	1,507	11,144	42,564	10,975
	1,671,196	1,542,186	4,473,397	4,330,731
Expenses
Personnel costs	470,683	449,839	1,329,322	1,312,455
Premiums retained by agents	518,824	485,621	1,344,517	1,341,808
Other operating expenses	248,252	227,670	667,047	675,085
Provision for policy losses and other claims	124,683	122,196	331,525	336,395
Depreciation and amortization	31,719	31,729	97,537	92,534
Premium taxes	19,484	18,774	50,887	51,837
Interest	12,213	10,770	36,057	29,997
	1,425,858	1,346,599	3,856,892	3,840,111
Income before income taxes	245,338	195,587	616,505	490,620
Income taxes	57,171	44,126	131,263	107,896
Net income	188,167	151,461	485,242	382,724
Less: Net income (loss) attributable to noncontrolling interests	985	(19)	1,830	(123)
Net income attributable to the Company	$187,182	$151,480	$483,412	$382,847
Net income per share attributable to the Company's stockholders (Note 10):
Basic	$1.65	$1.34	$4.28	$3.40
Diluted	$1.65	$1.34	$4.26	$3.38
Cash dividends declared per share	$0.42	$0.42	$1.26	$1.18
Weighted-average common shares outstanding (Note 10):
Basic	113,163	112,722	112,983	112,541
Diluted	113,741	113,365	113,509	113,213

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$188,167	$151,461	$485,242	$382,724
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on debt securities	13,493	(14,662)	126,172	(73,933)
Foreign currency translation adjustment	(7,373)	3,001	2,959	(11,296)
Pension benefit adjustment	(76)	118	(227)	357
Total other comprehensive income (loss), net of tax	6,044	(11,543)	128,904	(84,872)
Comprehensive income	194,211	139,918	614,146	297,852
Less: Comprehensive income (loss) attributable to noncontrolling interests	985	(19)	1,829	(142)
Comprehensive income attributable to the Company	$193,226	$139,937	$612,317	$297,994

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2018	111,496	$1	$2,258,290	$1,644,165	$(160,575)	$3,741,881	$3,507	$3,745,388
Cumulative-effect adjustment (Note 1)	—	—	—	1,283	—	1,283	—	1,283
Net income for three months ended March 31, 2019	—	—	—	109,575	—	109,575	229	109,804
Dividends on common shares	—	—	—	(47,021)	—	(47,021)	—	(47,021)
Purchase of Company shares	(47)	—	(2,066)	—	—	(2,066)	—	(2,066)
Shares issued in connection with share-based compensation	623	—	(10,618)	(862)	—	(11,480)	—	(11,480)
Share-based compensation	—	—	19,597	—	—	19,597	—	19,597
Net activity related to noncontrolling interests	—	—	(60)	—	—	(60)	(1,226)	(1,286)
Other comprehensive income (loss)	—	—	—	—	66,318	66,318	(1)	66,317
Balance at March 31, 2019	112,072	1	2,265,143	1,707,140	(94,257)	3,878,027	2,509	3,880,536
Net income for three months ended June 30, 2019	—	—	—	186,655	—	186,655	616	187,271
Dividends on common shares	—	—	—	(47,084)	—	(47,084)	—	(47,084)
Shares issued in connection with share-based compensation	145	—	3,836	(846)	—	2,990	—	2,990
Share-based compensation	—	—	7,758	—	—	7,758	—	7,758
Net activity related to noncontrolling interests	—	—	—	—	—	—	20	20
Other comprehensive income	—	—	—	—	56,543	56,543	—	56,543
Balance at June 30, 2019	112,217	1	2,276,737	1,845,865	(37,714)	4,084,889	3,145	4,088,034
Net income for three months ended September 30, 2019	—	—	—	187,182	—	187,182	985	188,167
Dividends on common shares	—	—	—	(47,139)	—	(47,139)	—	(47,139)
Shares issued in connection with share-based compensation	119	—	4,466	(835)	—	3,631	—	3,631
Share-based compensation	—	—	7,556	—	—	7,556	—	7,556
Net activity related to noncontrolling interests	—	—	(22)	—	—	(22)	(49)	(71)
Other comprehensive income	—	—	—	—	6,044	6,044	—	6,044
Balance at September 30, 2019	112,336	$1	$2,288,737	$1,985,073	$(31,670)	$4,242,141	$4,081	$4,246,222

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$485,242	$382,724
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	331,525	336,395
Depreciation and amortization	97,537	92,534
Amortization of premiums and accretion of discounts on debt securities, net	18,646	20,521
Net realized investment gains	(42,564)	(10,975)
Share-based compensation	34,911	34,376
Equity in earnings of equity method investments, net	(1,802)	(2,255)
Dividends from equity method investments	4,077	3,419
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(305,174)	(333,970)
Net change in income tax accounts	17,523	12,301
Increase in accounts and accrued income receivable	(52,757)	(51,150)
Increase (decrease) in accounts payable and accrued liabilities	10,686	(11,806)
Increase in deferred revenue	19,484	14,678
Other, net	(5,653)	(1,931)
Cash provided by operating activities	611,681	484,861
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(19,674)	(73,757)
Net (increase) decrease in deposits with banks	(3,749)	2,462
Purchases of debt and equity securities	(1,611,934)	(1,924,260)
Proceeds from sales of debt and equity securities	979,019	660,548
Proceeds from maturities of debt securities	666,749	429,287
Net increase in other investments	(81,707)	(6,612)
Advances under secured financing agreements	(5,311,828)	(1,537,657)
Collections of secured financings receivable	5,036,122	1,520,911
Capital expenditures	(78,158)	(87,319)
Proceeds from sales of property and equipment	105	1,670
Cash used for investing activities	(425,055)	(1,014,727)
Cash flows from financing activities:
Net change in deposits	54,545	1,478,069
Borrowings under secured financing agreements	5,195,063	1,537,593
Repayments of secured financings payable	(5,037,893)	(1,520,855)
Borrowings under unsecured credit agreement	160,000	—
Repayments of notes and contracts payable	(164,280)	(4,111)
Net activity related to noncontrolling interests	(1,112)	(945)
Net payments in connection with share-based compensation	(4,859)	(6,673)
Purchase of Company shares	(2,066)	—
Payments of cash dividends	(141,244)	(131,629)
Cash provided by financing activities	58,154	1,351,449
Effect of exchange rate changes on cash	(910)	(3,490)
Net increase in cash and cash equivalents	243,870	818,093
Cash and cash equivalents—Beginning of period	1,467,129	1,387,226
Cash and cash equivalents—End of period	$1,710,999	$2,205,319
Supplemental information:
Cash paid during the period for:
Interest	$34,053	$28,030
Premium taxes	$55,229	$56,396
Income taxes, less refunds of $930 and $1,047	$113,723	$95,041

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial information included in this report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X.  The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with the First American Financial Corporation (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2018.  The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods.  All material intercompany transactions and balances have been eliminated upon consolidation.

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

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $8.7 billion and $7.6 billion at September 30, 2019 and December 31, 2018, respectively, of which $3.7 billion and $3.6 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits are held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.1 billion and $3.6 billion at September 30, 2019 and December 31, 2018, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.7 billion at September 30, 2019 and December 31, 2018.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 3 – Debt and Equity Securities

Investments in debt securities, classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Gross unrealized		Estimated fair value
		Gains	Losses
September 30, 2019
U.S. Treasury bonds	$208,873	$984	$(283)	$209,574
Municipal bonds	1,041,195	49,524	(129)	1,090,590
Foreign government bonds	159,039	2,437	(116)	161,360
Governmental agency bonds	364,815	8,736	(115)	373,436
Governmental agency mortgage-backed securities	3,155,538	40,519	(9,900)	3,186,157
U.S. corporate debt securities	564,505	19,278	(1,179)	582,604
Foreign corporate debt securities	270,978	8,106	(384)	278,700
	$5,764,943	$129,584	$(12,106)	$5,882,421
December 31, 2018
U.S. Treasury bonds	$162,904	$741	$(1,139)	$162,506
Municipal bonds	1,050,134	7,210	(12,309)	1,045,035
Foreign government bonds	158,885	571	(2,159)	157,297
Governmental agency bonds	319,115	1,145	(4,093)	316,167
Governmental agency mortgage-backed securities	3,219,585	12,030	(29,016)	3,202,599
U.S. corporate debt securities	575,646	1,113	(15,499)	561,260
Foreign corporate debt securities	274,881	551	(6,485)	268,947
	$5,761,150	$23,361	$(70,700)	$5,713,811

Sales of debt securities resulted in realized gains of $3.3 million and $8.2 million, realized losses of $0.5 million and $5.2 million, and proceeds of $229.4 million and $852.1 million for the three and nine months ended September 30, 2019, respectively, and realized gains of $0.6 million and $1.9 million, realized losses of $3.1 million and $6.9 million, and proceeds of $183.1 million and $525.4 million for the three and nine months ended September 30, 2018, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Gross unrealized losses on investments in debt securities are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2019
U.S. Treasury bonds	$42,776	$(271)	$4,925	$(12)	$47,701	$(283)
Municipal bonds	42,084	(111)	3,397	(18)	45,481	(129)
Foreign government bonds	26,049	(78)	10,801	(38)	36,850	(116)
Governmental agency bonds	14,935	(32)	32,537	(83)	47,472	(115)
Governmental agency mortgage-backed securities	581,727	(3,900)	683,684	(6,000)	1,265,411	(9,900)
U.S. corporate debt securities	69,127	(668)	13,933	(511)	83,060	(1,179)
Foreign corporate debt securities	18,494	(148)	12,077	(236)	30,571	(384)
	$795,192	$(5,208)	$761,354	$(6,898)	$1,556,546	$(12,106)
December 31, 2018
U.S. Treasury bonds	$19,749	$(85)	$55,615	$(1,054)	$75,364	$(1,139)
Municipal bonds	172,387	(1,772)	369,139	(10,537)	541,526	(12,309)
Foreign government bonds	23,654	(1,037)	42,119	(1,122)	65,773	(2,159)
Governmental agency bonds	56,270	(748)	90,631	(3,345)	146,901	(4,093)
Governmental agency mortgage-backed securities	850,459	(6,955)	982,610	(22,061)	1,833,069	(29,016)
U.S. corporate debt securities	374,473	(10,537)	109,844	(4,962)	484,317	(15,499)
Foreign corporate debt securities	175,762	(4,575)	50,802	(1,910)	226,564	(6,485)
	$1,672,754	$(25,709)	$1,700,760	$(44,991)	$3,373,514	$(70,700)

Based on the Company’s review of its debt securities in an unrealized loss position at September 30, 2019, it determined that the losses were primarily the result of changes in interest rates, which were considered to be temporary, rather than a deterioration in credit quality.  The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost.  As such, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2019.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at September 30, 2019, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$76,388	$103,981	$24,067	$4,437	$208,873
Estimated fair value	$76,438	$104,782	$24,035	$4,319	$209,574
Municipal bonds
Amortized cost	$74,855	$156,509	$303,603	$506,228	$1,041,195
Estimated fair value	$75,082	$158,756	$318,688	$538,064	$1,090,590
Foreign government bonds
Amortized cost	$12,967	$81,436	$56,338	$8,298	$159,039
Estimated fair value	$12,928	$82,186	$57,367	$8,879	$161,360
Governmental agency bonds
Amortized cost	$30,394	$119,642	$140,215	$74,564	$364,815
Estimated fair value	$30,427	$120,701	$144,471	$77,837	$373,436
U.S. corporate debt securities
Amortized cost	$45,800	$300,810	$184,908	$32,987	$564,505
Estimated fair value	$45,867	$308,609	$192,169	$35,959	$582,604
Foreign corporate debt securities
Amortized cost	$25,623	$169,666	$66,489	$9,200	$270,978
Estimated fair value	$25,656	$172,679	$70,301	$10,064	$278,700
Total debt securities excluding mortgage-backed securities
Amortized cost	$266,027	$932,044	$775,620	$635,714	$2,609,405
Estimated fair value	$266,398	$947,713	$807,031	$675,122	$2,696,264
Total mortgage-backed securities
Amortized cost					$3,155,538
Estimated fair value					$3,186,157
Total debt securities
Amortized cost					$5,764,943
Estimated fair value					$5,882,421

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in equity securities are as follows:

(in thousands)	Cost	Estimated fair value
September 30, 2019
Preferred stocks	$18,487	$14,262
Common stocks	369,852	402,226
	$388,339	$416,488
December 31, 2018
Preferred stocks	$16,892	$14,162
Common stocks	341,460	339,373
	$358,352	$353,535

Net gains (realized and unrealized) of $0.2 million and $41.6 million were recognized for the three and nine months ended September 30, 2019, respectively, as a result of changes in the fair values of equity securities.  Included in net gains during the three and nine months ended September 30, 2019, were net unrealized losses of $1.5 million and net unrealized gains of $35.9 million, respectively, related to equity securities still held at September 30, 2019.  Net gains of $14.2 million and $16.0 million were recognized for the three and nine months ended September 30, 2018, respectively, as a result of changes in the fair values of equity securities.  Included in net gains during the three and nine months ended September 30, 2018, were net unrealized gains of $14.1 million and $15.9 million, respectively, related to equity securities still held at September 30, 2018.

The composition of the investment portfolio at September 30, 2019, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
Debt securities:
U.S. Treasury bonds	$209,574	100.0	$—	—	$—	—	$209,574	100.0
Municipal bonds	1,048,526	96.2	40,686	3.7	1,378	0.1	1,090,590	100.0
Foreign government bonds	141,959	87.9	13,820	8.6	5,581	3.5	161,360	100.0
Governmental agency bonds	373,436	100.0	—	—	—	—	373,436	100.0
Governmental agency mortgage-backed securities	3,186,157	100.0	—	—	—	—	3,186,157	100.0
U.S. corporate debt securities	251,999	43.2	236,341	40.6	94,264	16.2	582,604	100.0
Foreign corporate debt securities	104,526	37.5	151,605	54.4	22,569	8.1	278,700	100.0
Total debt securities	5,316,177	90.4	442,452	7.5	123,792	2.1	5,882,421	100.0
Preferred stocks	43	0.3	13,124	92.0	1,095	7.7	14,262	100.0
Total	$5,316,220	90.2	$455,576	7.7	$124,887	2.1	$5,896,683	100.0

Included in debt securities at September 30, 2019, were bank loans totaling $78.1 million, of which $68.1 million were non-investment grade; high yield corporate debt securities totaling $45.2 million, all of which were non-investment grade; and emerging market debt securities totaling $57.2 million, of which $9.1 million were non-investment grade.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio in an unrealized loss position at September 30, 2019, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
U.S. Treasury bonds	$47,701	100.0	$—	—	$—	—	$47,701	100.0
Municipal bonds	43,010	94.6	2,471	5.4	—	—	45,481	100.0
Foreign government bonds	36,850	100.0	—	—	—	—	36,850	100.0
Governmental agency bonds	47,472	100.0	—	—	—	—	47,472	100.0
Governmental agency mortgage-backed securities	1,265,411	100.0	—	—	—	—	1,265,411	100.0
U.S. corporate debt securities	18,790	22.6	29,450	35.5	34,820	41.9	83,060	100.0
Foreign corporate debt securities	13,343	43.7	9,394	30.7	7,834	25.6	30,571	100.0
Total	$1,472,577	94.6	$41,315	2.7	$42,654	2.7	$1,556,546	100.0

Debt securities in an unrealized loss position at September 30, 2019, included bank loans totaling $29.7 million, of which $28.8 million were non-investment grade; high yield corporate debt securities totaling $13.7 million, all of which were non-investment grade; and emerging market debt securities totaling $0.5 million, of which $0.2 million were non-investment grade.

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

The Company leases commercial real estate, including office buildings and office space, and also certain equipment. The Company has elected the practical expedient for its leases of commercial real estate whereby it does not separately account for nonlease components (e.g., common-area maintenance costs) from the associated lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) and instead accounts for both components as a single lease component.  Variable lease costs, which include any variable lease and nonlease components and rents that vary based on changes to an index or rate, are expensed as incurred.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Lease assets and liabilities are summarized as follows:

(in thousands)	Classification	September 30, 2019
Assets
Operating lease assets	Operating lease assets	$288,406
Finance lease assets	Other assets	3,864
Total lease assets		$292,270

Liabilities
Operating lease liabilities	Operating lease liabilities	$319,445
Finance lease liabilities	Notes and contracts payable	4,150
Total lease liabilities		$323,595

The components of lease expense are as follows:

(in thousands)	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Other operating expenses	$21,770	$65,332
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	490	1,586
Interest on lease liabilities	Interest	43	148
Variable lease cost	Other operating expenses	8,369	23,678
Short-term lease cost	Other operating expenses	327	1,317
Sublease income	Information and other	(377)	(1,232)
Net lease cost		$30,622	$90,829

Future minimum lease payments under operating and finance leases with noncancelable lease terms, as of September 30, 2019, are as follows:

(in thousands)	Operating Leases	Finance Leases	Total
Remainder of 2019	$22,438	$362	$22,800
2020	82,378	1,445	83,823
2021	68,112	1,140	69,252
2022	56,188	1,045	57,233
2023	41,864	437	42,301
2024	29,632	—	29,632
Thereafter	59,414	—	59,414
Total lease payments	360,026	4,429	364,455
Interest	(40,581)	(279)	(40,860)
Present value of lease liabilities	$319,445	$4,150	$323,595

Information related to lease terms and discount rates is as follows:

September 30, 2019
Weighted-average remaining lease terms (years):
Operating leases	5.5
Finance leases	3.4
Weighted-average discount rates:
Operating leases	4.24%
Finance leases	4.12%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Cash flow information related to lease liabilities is as follows:

(in thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$66,705
Operating cash flows from finance leases	$148
Financing cash flows from finance leases	$1,446
Operating lease assets obtained in exchange for new operating lease liabilities	$26,785

Future minimum lease payments under operating leases with noncancelable lease terms, as of December 31, 2018, are as follows:

Year	in thousands
2019	$76,375
2020	68,026
2021	54,853
2022	41,859
2023	28,948
Thereafter	64,732
Total lease payments	$334,793

Total rental expense for all operating leases was $22.2 million and $67.0 million for the three and nine months ended September 30, 2018, respectively.

Note 5 – Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2019, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance at December 31, 2018	$1,097,401	$46,765	$1,144,166
Acquisitions	4,689	—	4,689
Foreign currency translation	910	—	910
Balance at September 30, 2019	$1,103,000	$46,765	$1,149,765

The Company’s four reporting units for purposes of assessing goodwill for impairment are title insurance, home warranty, property and casualty insurance and trust and other services.  During the nine months ended September 30, 2019, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	September 30, 2019	December 31, 2018
Finite-lived intangible assets:
Customer relationships	$99,737	$114,603
Noncompete agreements	13,464	14,402
Trademarks	10,769	10,753
Internal-use software licenses	20,238	29,394
Patents	2,840	2,840
	147,048	171,992
Accumulated amortization	(71,108)	(79,535)
	75,940	92,457
Indefinite-lived intangible assets:
Licenses	16,915	16,915
	$92,855	$109,372

Amortization expense for finite-lived intangible assets was $6.7 million and $22.0 million for the three and nine months ended September 30, 2019, respectively, and $7.9 million and $22.0 million for the three and nine months ended September 30, 2018, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2019	$6,165
2020	$16,752
2021	$11,442
2022	$10,447
2023	$9,851
2024	$7,197

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 7 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Balance at beginning of period	$1,042,679	$1,028,933
Provision related to:
Current year	325,012	328,326
Prior years	6,513	8,069
	331,525	336,395
Payments, net of recoveries, related to:
Current year	158,285	167,802
Prior years	146,889	166,168
	305,174	333,970
Other	(14,306)	(4,399)
Balance at end of period	$1,054,724	$1,026,959

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the three and nine months ended September 30, 2019 and 2018.  The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.  The 4.0% rate for the third quarter of 2018 reflected the ultimate loss rate for the 2018 policy year and no change in the loss reserve estimates for prior policy years.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	September 30, 2019		December 31, 2018
Known title claims	$84,569	8.0%	$80,306	7.7%
Incurred but not reported claims	888,118	84.2%	877,134	84.1%
Total title claims	972,687	92.2%	957,440	91.8%
Non-title claims	82,037	7.8%	85,239	8.2%
Total loss reserves	$1,054,724	100.0%	$1,042,679	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 8 – Notes and Contracts Payable

In April 2019, the Company entered into a senior unsecured credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) in its capacity as administrative agent and the lenders party thereto.  The credit agreement, which is comprised of a $700.0 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350.0 million.  Unless terminated earlier, the credit agreement will terminate on April 30, 2024.  The obligations of the Company under the credit agreement are neither secured nor guaranteed.  Upon entry into the credit agreement, the Company borrowed $160.0 million and repaid the $160.0 million obligation outstanding under the previous $700.0 million senior unsecured credit agreement, which was terminated at that time.  Other proceeds under the credit agreement may be used for general corporate purposes.  At September 30, 2019, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 3.54%.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of September 30, 2019, the Company was in compliance with the financial covenants under the credit agreement.

Note 9 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 23.3% and 21.3% for the three and nine months ended September 30, 2019, respectively, and 22.6% and 22.0% for the three and nine months ended September 30, 2018, respectively.  The Company’s effective tax rates differ from the statutory federal rate of 21% due to state and foreign income taxes incurred, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense.  In addition, the tax rates for 2019 reflect the resolution of state tax matters from prior years.

In connection with the Company’s September 2010 spin-off from its prior parent, the Company entered into a tax sharing agreement which governs the Company’s and its prior parent’s respective rights, responsibilities and obligations for certain tax related matters.  At September 30, 2019 and December 31, 2018, the Company had a net payable to its prior parent of $0.5 million and $15.6 million, respectively, related to tax matters prior to the spin-off.  This amount is included in the Company’s condensed consolidated balance sheets in accounts payable and accrued liabilities.  The decrease during the current year was primarily the result of the resolution of state tax matters for years prior to the spin-off.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary.  The factors used by the Company to assess the likelihood of realization include its forecast of future taxable income and available tax planning strategies that could be implemented to realize its deferred tax assets.  The Company’s ability or failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets.  Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

As of September 30, 2019 and December 31, 2018, the liability for income taxes associated with uncertain tax positions was $5.1 million and $13.3 million, respectively.  The decrease during the current year was primarily the result of the resolution of state tax matters from prior years.  As of  September 30, 2019 and December 31, 2018, the liability could be reduced by $2.0 million and $3.7 million, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes.  The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of September 30, 2019 and December 31, 2018, the Company had accrued interest and penalties, net of tax benefits, of $0.1 million and $5.8 million, respectively, related to uncertain tax positions.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may significantly decrease within the next 12 months.  Any such change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions.  The primary non-federal jurisdictions are California, Canada, India and the United Kingdom.  As of September 30, 2019, the Company had concluded U.S. federal income tax examinations through 2015 and is generally no longer subject to state and non-U.S. income tax examinations for years prior to 2010.

Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Numerator
Net income attributable to the Company	$187,182	$151,480	$483,412	$382,847
Denominator
Basic weighted-average shares	113,163	112,722	112,983	112,541
Effect of dilutive employee stock options and restricted stock units (“RSUs”)	578	643	526	672
Diluted weighted-average shares	113,741	113,365	113,509	113,213
Net income per share attributable to the Company’s stockholders
Basic	$1.65	$1.34	$4.28	$3.40
Diluted	$1.65	$1.34	$4.26	$3.38

For the three and nine months ended September 30, 2019, RSUs excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect were not material.  No RSUs were excluded due to their antidilutive effect on weighted-average diluted common shares outstanding for either period in the prior year. No stock options had an antidilutive effect on weighted-average diluted common shares outstanding for either period in the current or prior year.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 11 – Employee Benefit Plans

Net periodic costs related to the Company’s unfunded supplemental benefit plans includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Expense:
Service costs	$70	$130	$211	$390
Interest costs	2,280	2,018	6,838	6,054
Amortization of net actuarial loss	916	1,205	2,746	3,615
Amortization of prior service credit	(1,018)	(1,045)	(3,053)	(3,135)
	$2,248	$2,308	$6,742	$6,924

The Company contributed $10.8 million to its unfunded supplemental benefit plans during the nine months ended September 30, 2019, and expects to contribute an additional $3.8 million during the remainder of 2019.

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of September 30, 2019 and December 31, 2018:

(in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2019
Debt securities:
U.S. Treasury bonds	$209,574	$—	$209,574	$—
Municipal bonds	1,090,590	—	1,090,590	—
Foreign government bonds	161,360	—	161,360	—
Governmental agency bonds	373,436	—	373,436	—
Governmental agency mortgage-backed securities	3,186,157	—	3,186,157	—
U.S. corporate debt securities	582,604	—	582,604	—
Foreign corporate debt securities	278,700	—	278,700	—
	5,882,421	—	5,882,421	—
Equity securities:
Preferred stocks	14,262	14,262	—	—
Common stocks	402,226	402,226	—	—
	416,488	416,488	—	—
Total assets	$6,298,909	$416,488	$5,882,421	$—

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

There were no transfers between Levels 1 and 2 during the three and nine months ended September 30, 2019 and 2018.  Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments, not measured at fair value, as of September 30, 2019 and December 31, 2018:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
September 30, 2019
Assets:
Cash and cash equivalents	$1,710,999	$1,710,999	$1,710,999	$—	$—
Deposits with banks	$38,459	$38,385	$1,518	$36,867	$—
Notes receivable, net	$19,156	$19,029	$—	$—	$19,029
Secured financings receivable	$352,013	$352,013	$—	$352,013	$—
Liabilities:
Secured financings payable	$233,483	$233,483	$—	$233,483	$—
Notes and contracts payable	$728,332	$762,011	$—	$757,739	$4,272

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2018
Assets:
Cash and cash equivalents	$1,467,129	$1,467,129	$1,467,129	$—	$—
Deposits with banks	$36,209	$35,979	$4,307	$31,672	$—
Notes receivable, net	$13,237	$12,805	$—	$—	$12,805
Secured financings receivable	$76,311	$76,311	$—	$76,311	$—
Liabilities:
Secured financings payable	$76,313	$76,313	$—	$76,313	$—
Notes and contracts payable	$732,019	$741,839	$—	$736,048	$5,791

Note 13 – Share-Based Compensation

The following table presents costs associated with the Company’s share-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Expense:
RSUs	$6,608	$6,392	$31,761	$31,570
Employee stock purchase plan	948	849	3,150	2,806
	$7,556	$7,241	$34,911	$34,376

The following table summarizes RSU activity for the nine months ended September 30, 2019:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2018	1,248	$44.53
Granted during 2019	758	$51.31
Vested during 2019	(822)	$44.49
Forfeited during 2019	(19)	$47.44
Unvested at September 30, 2019	1,165	$48.91

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 14 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the nine months ended September 30, 2019:

(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(42,165)	$(65,628)	$(52,780)	$(160,573)
Change in unrealized gains (losses) on debt securities	164,817	—	—	164,817
Change in foreign currency translation adjustment	—	3,146	—	3,146
Amortization of net actuarial loss	—	—	2,746	2,746
Amortization of prior service credit	—	—	(3,053)	(3,053)
Tax effect	(38,645)	(187)	80	(38,752)
Balance at September 30, 2019	$84,007	$(62,669)	$(53,007)	$(31,669)
Allocated to the Company	$84,006	$(62,669)	$(53,007)	$(31,670)
Allocated to noncontrolling interests	1	—	—	1
Balance at September 30, 2019	$84,007	$(62,669)	$(53,007)	$(31,669)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended September 30, 2019 and 2018:

(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended September 30, 2019
Pretax change before reclassifications	$19,348	$(7,614)	$—	$11,734
Reclassifications out of AOCI	(2,165)	—	(102)	(2,267)
Tax effect	(3,690)	241	26	(3,423)
Total other comprehensive income (loss), net of tax	$13,493	$(7,373)	$(76)	$6,044
Three Months Ended September 30, 2018
Pretax change before reclassifications	$(21,879)	$2,441	$—	$(19,438)
Reclassifications out of AOCI	2,522	—	160	2,682
Tax effect	4,695	560	(42)	5,213
Total other comprehensive income (loss), net of tax	$(14,662)	$3,001	$118	$(11,543)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the nine months ended September 30, 2019 and 2018:

(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Nine Months Ended September 30, 2019
Pretax change before reclassifications	$166,647	$3,146	$—	$169,793
Reclassifications out of AOCI	(1,830)	—	(307)	(2,137)
Tax effect	(38,645)	(187)	80	(38,752)
Total other comprehensive income (loss), net of tax	$126,172	$2,959	$(227)	$128,904
Nine Months Ended September 30, 2018
Pretax change before reclassifications	$(101,173)	$(11,856)	$—	$(113,029)
Reclassifications out of AOCI	4,757	—	480	5,237
Tax effect	22,483	560	(123)	22,920
Total other comprehensive income (loss), net of tax	$(73,933)	$(11,296)	$357	$(84,872)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Amounts reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018	Affected line items
Unrealized gains (losses) on debt securities:
Net realized gains (losses) on sales of debt securities	$2,165	$(2,522)	$1,830	$(4,757)	Net realized investment gains
Tax effect	$(465)	$612	$(429)	$1,109
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(916)	$(1,205)	$(2,746)	$(3,615)	Other operating expenses
Amortization of prior service credit	1,018	1,045	3,053	3,135	Other operating expenses
Pretax total	$102	$(160)	$307	$(480)
Tax effect	$(26)	$42	$(80)	$123

(1)	These components of AOCI are components of net periodic cost. See Note 11 Employee Benefit Plans for additional details.

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

The Company and/or its subsidiaries are also parties to numerous class action lawsuits as a result of the information security incident that occurred during the second quarter of 2019.  All of these lawsuits are putative class actions for which a class has not been certified.  For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and wealth management businesses are regulated by various federal, state and local governmental agencies.  Many of the Company’s other businesses operate within statutory guidelines.  Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies.  Currently, governmental agencies are examining or investigating certain of the Company’s operations.  One of these investigations pertains to title insurance policies issued by agents of the Company’s title insurance subsidiary in the State of Indiana during 2006-2008.  As a result of this investigation, the Indiana Commissioner of Insurance determined, based upon a simple extrapolation of a review of settlement statements issued in 129 transactions, that the Company’s title insurance subsidiary overcharged consumers by approximately $3.1 million and, consequently, failed to pay premium taxes by approximately $38,000.  The Commissioner ordered the payment of these amounts to the Indiana Department of Insurance, plus interest and certain fees and expenses.  On appeal, the Commissioner was ordered to refund approximately $2.8 million in inappropriately assessed interest and fees. The Commissioner has appealed this order and the Company expects to cross-appeal to challenge the Commissioner’s methodology for determining the appropriateness of the premium charged, among other matters.  With respect to the same transactions involved in this investigation, on July 24, 2019, the Commissioner filed a Statement of Charges seeking payment of a civil penalty relating to the alleged overcharges.  While the Company intends to conduct a vigorous defense to the Statement of Charges, should the Commissioner prevail it is expected that any civil penalty would be proportionate to the amount actually determined to have been overcharged.  The Company also has received numerous regulatory inquiries and/or investigations as a result of the information security incident that occurred during the second quarter of 2019.  With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts.  While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  These exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $14.4 million, which is based on the exchange rate as of, and includes interest charges through, September 30, 2019.  As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products.  The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage.  This business is licensed to issue policies in all 50 states and the District of Columbia and actively issues policies in 46 states.  The majority of policy liability is in the western United States, including approximately 60% in California.  In certain markets it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance.  The home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period.  This business currently operates in 35 states and the District of Columbia.

The corporate function consists primarily of certain financing facilities as well as the corporate services that support the Company’s business operations.

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended September 30, 2019:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,540,741	$253,570	$29,822	$22,869
Specialty Insurance	129,190	11,021	1,859	2,015
Corporate	1,770	(19,253)	38	—
Eliminations	(505)	—	—	—
	$1,671,196	$245,338	$31,719	$24,884

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$606,812	$656,154	$205,282	$72,044	$449	$1,540,741
Specialty Insurance	121,798	—	3,270	3,064	1,058	129,190
	$728,610	$656,154	$208,552	$75,108	$1,507	$1,669,931

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the three months ended September 30, 2018:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,413,841	$206,539	$29,978	$28,342
Specialty Insurance	124,179	6,201	1,713	2,403
Corporate	4,461	(17,153)	38	—
Eliminations	(295)	—	—	—
	$1,542,186	$195,587	$31,729	$30,745

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$532,769	$615,113	$195,963	$60,871	$9,125	$1,413,841
Specialty Insurance	116,606	—	2,981	2,573	2,019	124,179
	$649,375	$615,113	$198,944	$63,444	$11,144	$1,538,020

For the nine months ended September 30, 2019:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$4,084,795	$628,392	$92,043	$71,839
Specialty Insurance	374,340	44,546	5,379	7,187
Corporate	15,456	(56,433)	115	—
Eliminations	(1,194)	—	—	—
	$4,473,397	$616,505	$97,537	$79,026

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$1,561,926	$1,701,538	$573,150	$213,067	$35,114	$4,084,795
Specialty Insurance	348,904	—	9,490	8,496	7,450	374,340
	$1,910,830	$1,701,538	$582,640	$221,563	$42,564	$4,459,135

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

The Company’s total revenues increased $129.0 million, or 8.4%, in the third quarter of 2019 when compared with the third quarter of 2018.  This increase was primarily attributable to increases in direct premiums and escrow fees of $79.2 million, or 12.2%, and agent premiums of $41.0 million, or 6.7%.  Direct premiums and escrow fees in the title insurance and services segment from domestic residential refinance, commercial and residential purchase transactions increased $48.8 million, or 110.0%, $16.2 million, or 8.8%, and $8.6 million, or 3.4%, respectively, in the third quarter of 2019 when compared to the third quarter of 2018.

According to the Mortgage Bankers Association’s September 19, 2019 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 32.4% in the third quarter of 2019 when compared with the third quarter of 2018.  According to the MBA Forecast, the dollar amount of purchase originations increased 8.4% and refinance originations increased 107.2%.  This volume of domestic residential mortgage origination activity contributed to an increase in direct premiums and escrow fees for the Company’s direct title operations of 3.4% and 110.0% from residential purchase and refinance transactions, respectively, in the third quarter of 2019 when compared to the third quarter of 2018.

During the third quarter of 2019, the level of domestic title orders opened per day by the Company’s direct title operations increased 25.4% when compared with the third quarter of 2018.  Residential refinance opened orders per day increased by 105.1%, residential purchase opened orders per day increased by 2.0% and commercial opened orders per day increased by 2.7%, when compared to the third quarter of 2018.

During the second quarter of 2019, the Company initiated an investigation regarding potential unauthorized access to non-public personal information as a result of a vulnerability in one of the Company's applications.  This investigation concluded during the third quarter of 2019.  The investigation identified imaged documents containing non-public personal information pertaining to 32 consumers that likely were accessed without authorization.  These 32 consumers were notified and offered complimentary credit monitoring services.  This incident triggered numerous federal and state governmental inquiries as well as private lawsuits against the Company.  Costs incurred during the three and nine months ended September 30, 2019 related to this incident were immaterial to the Company’s results of operations and financial condition, and costs related to this incident for future periods are expected to be immaterial to the Company’s results of operations and financial condition.  Furthermore, the Company has insurance that may cover certain costs associated with this incident.  Similarly, this incident’s impact on the Company’s business is expected to be immaterial.

When compared to 2018, the Company’s title insurance and services segment benefited from rising net investment income.  This positive trend in net investment income was due to increases in short-term interest rates and higher average balances.  The increase in short-term interest rates was driven by the actions taken by the Federal Reserve to increase the federal funds rate.  The higher average balances were largely driven by strength in the Company’s commercial business.  However, the Federal Reserve decreased the federal funds rate 50 basis points during the third quarter of 2019, which will negatively impact the Company’s net investment income for the fourth quarter of 2019.  Additionally, any future decreases in short-term interest rates or average balances will have a negative impact on future net investment income.

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

In addition to the Company’s innovative activities, other participants in the real estate and mortgage industries are seeking to innovate in ways that could impact the Company’s businesses.  These participants include certain of the Company’s sources of business, competitors and ultimate customers.  Innovations by these participants may change the demand for the Company’s products and services, the manner in which the Company’s products and services are ordered or fulfilled and the revenue or profitability derived from the products and services.  The Company has made and will likely continue to make high-risk, illiquid investments in some of these participants, typically during their early- and growth-stages.  If any of these companies do not succeed, the Company could lose and/or be required to impair all or part of its investment in the unsuccessful company.  Accordingly, the Company’s efforts to anticipate and participate in these transformations could require significant additional investment and may not succeed, resulting in a reduction in market share, reduced profitability and/or a loss of invested funds. The ultimate degree to which these and other innovations in the real estate industry will impact the Company’s business and results of operations is uncertain.

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

Title Insurance and Services

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenues
Direct premiums and escrow fees	$606,812	$532,769	$74,043	13.9%	$1,561,926	$1,515,537	$46,389	3.1%
Agent premiums	656,154	615,113	41,041	6.7	1,701,538	1,701,831	(293)	—
Information and other	205,282	195,963	9,319	4.8	573,150	588,079	(14,929)	(2.5)
Net investment income	72,044	60,871	11,173	18.4	213,067	154,009	59,058	38.3
Net realized investment gains	449	9,125	(8,676)	(95.1)	35,114	8,891	26,223	294.9
	1,540,741	1,413,841	126,900	9.0	4,084,795	3,968,347	116,448	2.9
Expenses
Personnel costs	447,795	425,565	22,230	5.2	1,251,590	1,246,240	5,350	0.4
Premiums retained by agents	518,824	485,621	33,203	6.8	1,344,517	1,341,808	2,709	0.2
Other operating expenses	218,687	200,932	17,755	8.8	581,455	594,164	(12,709)	(2.1)
Provision for policy losses and other claims	50,519	45,916	4,603	10.0	130,539	128,700	1,839	1.4
Depreciation and amortization	29,822	29,978	(156)	(0.5)	92,043	87,438	4,605	5.3
Premium taxes	17,310	16,910	400	2.4	44,988	46,401	(1,413)	(3.0)
Interest	4,214	2,380	1,834	77.1	11,271	5,031	6,240	124.0
	1,287,171	1,207,302	79,869	6.6	3,456,403	3,449,782	6,621	0.2
Income before income taxes	$253,570	$206,539	$47,031	22.8%	$628,392	$518,565	$109,827	21.2%
Pretax margins	16.5%	14.6%	1.9%	13.0%	15.4%	13.1%	2.3%	17.6%

Direct premiums and escrow fees were $606.8 million and $1.6 billion for the three and nine months ended September 30, 2019, respectively, increases of $74.0 million, or 13.9%, and $46.4 million, or 3.1%, when compared with the respective periods of the prior year.  The increase for the three months ended September 30, 2019 was primarily due to an increase in the number of domestic title orders closed by the Company’s direct title operations, partially offset by a decrease in the average domestic revenues per order closed.  The increase for the nine months ended September 30, 2019 was primarily due to an increase in the number of domestic title orders closed by the Company’s direct title operations.  The average revenues per order closed were $2,513 and $2,540 for the three and nine months ended September 30, 2019, respectively, a decrease of 5.8% and an increase of 0.4% when compared with $2,667 and $2,529 for the respective periods of the prior year. The decrease in average revenues per order closed for the three months ended September 30, 2019 was primarily due to a shift in the mix of direct revenues generated from higher premium commercial and residential purchase products to lower premium residential refinance products, partially offset by higher average revenues per order from commercial transactions and higher residential real estate values.  The slight increase in average revenues per order closed for the nine months ended September 30, 2019 was primarily due to higher revenues per order from commercial transactions and higher residential real estate values, mostly offset by a shift in the mix of direct revenues generated from higher premium commercial and residential purchase products to lower premium residential refinance products.  The Company’s direct title operations closed 224,100 and 571,600 domestic title orders during the three and nine months ended September 30, 2019, respectively, increases of 21.5% and 3.1% when compared with 184,500 and 554,300 title orders closed during the respective periods of the prior year.  These increases were generally consistent with the increases in residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums were $656.2 million and $1.7 billion for the three and nine months ended September 30, 2019, respectively, an increase of $41.0 million, or 6.7%, and a decrease of $0.3 million, or essentially flat, when compared with the respective periods of the prior year.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.  As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums.  Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity.  The increase in agent premiums for the three months ended September 30, 2019 is generally consistent with the 0.7% increase in the Company’s direct premiums and escrow fees in the second quarter of 2019 as compared with the second quarter of 2018.

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

Information and other revenues were $205.3 million and $573.2 million for the three and nine months ended September 30, 2019, respectively, an increase of $9.3 million, or 4.8%, and a decrease of $14.9 million, or 2.5%, when compared with the respective periods of the prior year.  The increase in information and other revenues for the three months ended September 30, 2019 was primarily attributable to growth in real estate transaction and mortgage origination activity that led to higher demand for the Company’s title information products, partially offset by a decline in foreclosure activity.   The decrease in information and other revenues for the nine months ended September 30, 2019 was primarily attributable to lower revenues from the Company’s centralized lender businesses and international operations, partially offset by the growth in real estate transactions and mortgage origination activity that led to higher demand for the Company’s title information products.  The three and nine months ended September 30, 2019 were also impacted by changes in certain contractual arrangements that require the netting of production related costs against related revenues.

Net investment income totaled $72.0 million and $213.1 million for the three and nine months ended September 30, 2019, respectively, increases of $11.2 million, or 18.4%, and $59.1 million, or 38.3%, when compared with the respective periods of the prior year.  The increases were mainly attributable to higher average balances and higher short-term interest rates, which drove higher income from the Company’s cash and investment portfolio, tax-deferred property exchange business and escrow balances.

Net realized investment gains totaled $0.4 million and $35.1 million for the three and nine months ended September 30, 2019.  The net realized investment gains for the three months ended September 30, 2019 were primarily from the sale of debt securities, partially offset by impairment related to software.  The net realized investment gains for the nine months ended September 30, 2019 were primarily from an increase in the fair values of equity securities.  Net realized investment gains totaled $9.1 million and $8.9 million for the three and nine months ended September 30, 2018, respectively.  The net realized investment gains for the three and nine months ended September 30, 2018 were primarily from an increase in the fair values of equity securities, partially offset by losses from the sales of debt securities.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs.  This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $447.8 million and $1.3 billion for the three and nine months ended September 30, 2019, respectively, increases of $22.2 million, or 5.2%, and $5.4 million, or 0.4%, when compared with the respective periods of the prior year.  The increases for the three and nine months ended September 30, 2019 were primarily attributable to higher incentive compensation, employee benefit costs and overtime expense, partially offset by lower salary and payroll tax expenses.  The increases in incentive compensation expense were due to higher profitability.  The increases in employee benefit costs were due to a higher expected 401(k) savings plan match driven by improved financial results.  The decreases in salary and payroll tax expense were driven by lower average headcount in the three and nine months ended September 30, 2019 when compared with the same periods of the prior year.

Agents retained $518.8 million and $1.3 billion of title premiums generated by agency operations for the three and nine months ended September 30, 2019, respectively, which compares with $485.6 million and $1.3 billion for the respective periods of the prior year.  The percentage of title premiums retained by agents was 79.1% and 79.0% for the three and nine months ended September 30, 2019, respectively, compared to 78.9% and 78.8% for the respective periods of the prior year.  The changes in the percentage of title premiums retained by agents for the three and nine months ended September 30, 2019 when compared to the same periods of the prior year were primarily due to changes in the geographic mix of agency revenues.

Other operating expenses for the title insurance and services segment were $218.7 million and $581.5 million for the three and nine months ended September 30, 2019, respectively, an increase of $17.8 million, or 8.8%, and a decrease of $12.7 million, or 2.1%, when compared with the respective periods of the prior year.  The increase in other operating expenses for the three months ended September 30, 2019 was primarily attributable to higher production related costs driven by the growth in transaction activity, impairments related to certain leases that were impacted by the consolidation of office locations related to a previous acquisition and higher software expense, partially offset by lower regulatory costs due to the recording of a reserve related to a legacy regulatory matter during the third quarter of 2018.  The decrease in other operating expenses for the nine months ended September 30, 2019 was primarily attributable to lower foreign currency exchange losses, lower computer hardware related costs, lower regulatory costs and higher earnings credits, partially offset by impairments related to certain leases and higher software expense.  The three and nine months ended September 30, 2019 were also impacted by declines in production related expense attributable to changes in certain contractual arrangements that require the netting of production related costs against related revenues.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 4.0% for the three and nine months ended September 30, 2019 and 2018.  The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.  The 4.0% rate for the third quarter of 2018 reflected the ultimate loss rate for the 2018 policy year and no change in the loss reserve estimates for prior policy years.

Depreciation and amortization expense was $29.8 million and $92.0 million for the three and nine months ended September 30, 2019, respectively, a decrease of $0.2 million, or 0.5%, and an increase of $4.6 million, or 5.3%, when compared with the respective periods of the prior year.  The increase in depreciation and amortization expense for the nine months ended September 30, 2019 was primarily attributable to higher amortization expense associated with internally developed technology.

Premium taxes were $17.3 million and $45.0 million for the three and nine months ended September 30, 2019, respectively, an increase of $0.4 million, or 2.4%, and a decrease of $1.4 million, or 3.0%, respectively, compared to $16.9 million and $46.4 million for the same periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for the three and nine months ended September 30, 2019, and 1.5% and 1.4% for the three and nine months ended September 30, 2018, respectively.

Interest expense was $4.2 million and $11.3 million for the three and nine months ended September 30, 2019, increases of $1.8 million, or 77.1%, and $6.2 million, or 124.0%, when compared with the respective periods of the prior year.  The increase for the three months ended September 30, 2019 was primarily attributable to higher interest paid related to secured financings payable.  The increase for the nine months ended September 30, 2019 was primarily attributable to higher interest paid related to customer deposits at the Company’s banking subsidiary, First American Trust, FSB, and secured financings payable.  The increases in interest paid on secured financings payable for the three and nine months ended September 30, 2109 were due to increases in average balances outstanding.  The increase in interest paid on customer deposits for the nine months ended September 30, 2019 was due to an increase in average balances and higher interest rates paid.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to the relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase.  Title insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as closed order volumes.  Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity.  Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations.  Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  The pre-tax margins for the three and nine months ended September 30, 2019 were 16.5% and 15.4%, respectively, compared with 14.6% and 13.1% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenues
Direct premiums	$121,798	$116,606	$5,192	4.5%	$348,904	$339,298	$9,606	2.8%
Information and other	3,270	2,981	289	9.7	9,490	8,807	683	7.8
Net investment income	3,064	2,573	491	19.1	8,496	7,561	935	12.4
Net realized investment gains	1,058	2,019	(961)	(47.6)	7,450	2,084	5,366	257.5
	129,190	124,179	5,011	4.0	374,340	357,750	16,590	4.6
Expenses
Personnel costs	20,742	19,416	1,326	6.8	60,246	57,234	3,012	5.3
Other operating expenses	19,230	18,705	525	2.8	57,284	56,184	1,100	2.0
Provision for policy losses and other claims	74,164	76,280	(2,116)	(2.8)	200,986	207,695	(6,709)	(3.2)
Depreciation and amortization	1,859	1,713	146	8.5	5,379	4,981	398	8.0
Premium taxes	2,174	1,864	310	16.6	5,899	5,436	463	8.5
	118,169	117,978	191	0.2	329,794	331,530	(1,736)	(0.5)
Income before income taxes	$11,021	$6,201	$4,820	77.7%	$44,546	$26,220	$18,326	69.9%
Margins	8.5%	5.0%	3.5%	70.0%	11.9%	7.3%	4.6%	63.0%

Direct premiums were $121.8 million and $348.9 million for the three and nine months ended September 30, 2019, respectively, increases of $5.2 million, or 4.5%, and $9.6 million, or 2.8%, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher premiums earned in the home warranty business driven by an increase in the number of home warranty residential service contracts issued and an increase in the average price charged per contract.

Net realized investment gains for the specialty insurance segment totaled $1.1 million and $7.5 million for the three and nine months ended September 30, 2019, respectively, and $2.0 million and $2.1 million for the three and nine months ended September 30, 2018, respectively.  These net realized investment gains were primarily from the increase in the fair values of equity securities.

Personnel costs and other operating expenses were $40.0 million and $117.5 million for the three and nine months ended September 30, 2019, respectively, increases of $1.9 million, or 4.9%, and $4.1 million, or 3.6%, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher salary, employee benefit costs, professional services and advertising expenses, partially offset by lower employee severance and sales tax expenses.  The increases in salary expense were primarily due to higher average salaries.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 59.9% and 52.0% for the three and nine months ended September 30, 2019, respectively, compared with 62.9% and 56.1% for the respective periods of the prior year.  The decrease in the claims rate for the three months ended September 30, 2019 was primarily attributable to a decrease in the severity of claims, partially offset by an increase in the frequency of claims.  The decrease in the severity of home warranty claims was due to more efficient claims management, which was mainly driven by improved rates with contractors and more efficient allocation of claims to contractors.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 63.8% and 73.8% for the three and nine months ended September 30, 2019, respectively, compared with 72.5% and 75.2% for the respective periods of the prior year.  The decrease in the claims rate for the three months ended September 30, 2019 was primarily attributable to recoveries received during the quarter related to wildfires that occurred in 2018 and 2017.

Premium taxes were $2.2 million and $5.9 million for the three and nine months ended September 30, 2019, respectively, compared with $1.9 million and $5.4 million for the respective periods of the prior year.  Premium taxes as a percentage of specialty insurance segment premiums were 1.8% and 1.7% for the three and nine months ended September 30, 2019, respectively, and 1.6% for the three and nine months ended September 30, 2018.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal.  With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations.  Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Specialty insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as premium revenues.  The pre-tax margins for the three and nine months ended September 30, 2019 were 8.5% and 11.9%, respectively, compared with 5.0% and 7.3% in the respective periods of the prior year.

Corporate

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenues
Net investment income	$1,770	$4,461	$(2,691)	(60.3)%	$15,456	$5,488	$9,968	181.6%
	1,770	4,461	(2,691)	(60.3)	15,456	5,488	9,968	181.6
Expenses
Personnel costs	2,146	4,858	(2,712)	(55.8)	17,486	8,981	8,505	94.7
Other operating expenses	10,590	8,297	2,293	27.6	29,090	25,533	3,557	13.9
Depreciation and amortization	38	38	—	—	115	115	—	—
Interest	8,249	8,421	(172)	(2.0)	25,198	25,024	174	0.7
	21,023	21,614	(591)	(2.7)	71,889	59,653	12,236	20.5
Loss before income taxes	$(19,253)	$(17,153)	$(2,100)	(12.2)%	$(56,433)	$(54,165)	$(2,268)	(4.2)%

Net investment income totaled $1.8 million and $15.5 million for the three and nine months ended September 30, 2019, respectively, compared with $4.5 million and $5.5 million for the respective periods of the prior year.  The decrease in net investment income for the three months ended September 30, 2019 was primarily attribute to lower earnings on investments associated with the Company’s deferred compensation plan.  The increase in net investment income for the nine months ended September 30, 2019 was primarily attributable to higher earnings on investments associated with the Company’s deferred compensation plan and higher interest income on cash balances when compared to the same period of 2018.

Corporate personnel costs and other operating expenses were $12.7 million and $46.6 million for the three and nine months ended September 30, 2019, respectively, compared with $13.2 million and $34.5 million for the respective periods of the prior year.  The increase in corporate personnel costs and other operating expenses for the nine months ended September 30, 2019 was primarily attributable to higher expense related to the Company’s deferred compensation plan.

Eliminations

The Company’s inter-segment eliminations were not material for the three and nine months ended September 30, 2019 and 2018.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 23.3% and 21.3% for the three and nine months ended September 30, 2019, respectively, compared with 22.6% and 22.0% for the respective periods of the prior year.  The differences in the effective tax rates for the three and nine months ended September 30, 2019 when compared with the respective periods of the prior year were primarily due to the resolution of state tax matters during the second quarter of 2019 related to prior years, taxes on unremitted foreign earnings, and the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and nine months ended September 30, 2019 was $188.2 million and $485.2 million, respectively, compared with $151.5 million and $382.7 million for the respective periods of the prior year. Net income attributable to the Company for the three and nine months ended September 30, 2019 was $187.2 million, or $1.65 per diluted share, and $483.4 million, or $4.26 per diluted share, respectively, compared with $151.5 million, or $1.34 per diluted share, and $382.8 million, or $3.38 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities totaled $611.7 million and $484.9 million for the nine months ended September 30, 2019 and 2018, respectively, after claim payments, net of recoveries, of $305.2 million and $334.0 million, respectively.  The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2019 were advances under secured financing agreements, repayments of secured financings payable, purchases of debt and equity securities, repayments of notes and contracts payable, dividends to common stockholders, purchases of other investments, and capital expenditures.  The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2018 were purchases of debt and equity securities, advances under secured financing agreements, repayments of secured financings payable, dividends to common stockholders, business acquisitions, and capital expenditures.  The principal nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2019 were borrowings under secured financing agreements, collections of secured financings receivable, proceeds from the sales and maturities of debt and equity securities and borrowings under the unsecured credit agreement.  The principal nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2018 were borrowings under secured financing agreements, collections of secured financings receivable, an increase in the deposit balances at the Company’s banking operations and proceeds from the sales and maturities of debt and equity securities.  The net effect of all activities on cash and cash equivalents were increases of $243.9 million and $818.1 million for the nine months ended September 30, 2019 and 2018, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments.  In September 2019, the Company paid a third quarter cash dividend of 42 cents per common share.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $250.0 million, of which $161.6 million remained as of September 30, 2019.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  During the nine months ended September 30, 2019, the Company repurchased and retired 47 thousand shares of its common stock for a total purchase price of $2.1 million and, as of September 30, 2019, had repurchased and retired 3.6 million shares of its common stock under the current authorization for a total purchase price of $88.4 million.

Holding Company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries.  The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses.  The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements.  The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements.  At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received.  Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders.  As of September 30, 2019, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2019, without prior approval from applicable regulators, was dividends of $247.1 million and loans and advances of $98.5 million.  However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies.  Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of September 30, 2019, the holding company’s sources of liquidity included $61.2 million of cash and cash equivalents and $540.0 million available on the Company’s revolving credit facility.  Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    In April 2019, the Company entered into a senior unsecured credit agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”) in its capacity as administrative agent and the lenders party thereto.  The credit agreement, which is comprised of a $700.0 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350.0 million.  Unless terminated earlier, the credit agreement will terminate on April 30, 2024.  The obligations of the Company under the credit agreement are neither secured nor guaranteed.  Upon entry into the credit agreement, the Company borrowed $160.0 million and repaid the $160.0 million obligation outstanding under the previous $700.0 million senior unsecured credit agreement, which was terminated at that time.  Other proceeds under the credit agreement may be used for general corporate purposes.  At September 30, 2019, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 3.54%.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.  Upon the occurrence of an event of default the lenders may accelerate the loans.  Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate.  As of September 30, 2019, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company are parties to master repurchase agreements which are used as part of the Company’s liquidity management activities and to support its risk management activities.  In particular, securities loaned or sold under repurchase agreements may be used as short-term funding sources.  As of September 30, 2019, no amounts remained outstanding under these agreements.

In addition to being a party to master repurchase agreements, the Company’s federal savings bank subsidiary, First American Trust, FSB, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with certain correspondent institutions.  Also, a Canadian subsidiary of the Company, First Canadian Title Company Limited, maintains credit facilities with certain Canadian banking institutions. As of September 30, 2019, no amounts were outstanding under any of these facilities.

The Company’s debt to capitalization ratios were 18.5% and 17.8% at September 30, 2019 and December 31, 2018, respectively.

Investment Portfolio.    The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries.  As of September 30, 2019, 93% of the Company’s investment portfolio consisted of debt securities, of which 69% were either United States government-backed or rated AAA and 98% were either rated or classified as investment grade.  Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.  For further information on the credit quality of the Company’s investment portfolio at September 30, 2019, see Note 3 Debt and Equity Securities to the condensed consolidated financial statements.

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $8.7 billion and $7.6 billion at September 30, 2019 and December 31, 2018, respectively, of which $3.7 billion and $3.6 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits are held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.1 billion and $3.6 billion at September 30, 2019 and December 31, 2018, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.7 billion at September 30, 2019 and December 31, 2018.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of September 30, 2019, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company and/or its subsidiaries are also parties to numerous class action lawsuits as a result of the information security incident that occurred during the second quarter of 2019.  All of these lawsuits are putative class actions for which a class has not been certified.  For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and wealth management businesses are regulated by various federal, state and local governmental agencies.  Many of the Company’s other businesses operate within statutory guidelines.  Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies.  Currently, governmental agencies are examining or investigating certain of the Company’s operations.  One of these investigations pertains to title insurance policies issued by agents of the Company’s title insurance subsidiary in the State of Indiana during 2006-2008.  As a result of this investigation, the Indiana Commissioner of Insurance determined, based upon a simple extrapolation of a review of settlement statements issued in 129 transactions, that the Company’s title insurance subsidiary overcharged consumers by approximately $3.1 million and, consequently, failed to pay premium taxes by approximately $38,000.  The Commissioner ordered the payment of these amounts to the Indiana Department of Insurance, plus interest and certain fees and expenses.  On appeal, the Commissioner was ordered to refund approximately $2.8 million in inappropriately assessed interest and fees. The Commissioner has appealed this order and the Company expects to cross-appeal to challenge the Commissioner’s methodology for determining the appropriateness of the premium charged, among other matters.  With respect to the same transactions involved in this investigation, on July 24, 2019, the Commissioner filed a Statement of Charges seeking payment of a civil penalty relating to the alleged overcharges.  While the Company intends to conduct a vigorous defense to the Statement of Charges, should the Commissioner prevail it is expected that any civil penalty would be proportionate to the amount actually determined to have been overcharged.  The Company also has received numerous regulatory inquiries and/or investigations as a result of the information security incident that occurred during the second quarter of 2019.  With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company has recorded a liability representing its best estimate of the financial exposure based on known facts.  While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  These exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $14.4 million, which is based on the exchange rate as of, and includes interest charges through, September 30, 2019. As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

3. Uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark may affect our cost of capital and net investment income

In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which is expected to result in these widely used reference rates no longer being available.  We have exposure to LIBOR-based financial instruments, such as LIBOR-based securities held in our investment portfolio.  Borrowings under our $700.0 million senior unsecured credit facility and some of our warehouse credit facilities also are LIBOR-based, although each allows for the use of an unspecified alternative benchmark rate if LIBOR is no longer available.  Potential changes to LIBOR, as well as uncertainty related to such potential changes and the establishment of any alternative reference rate, may adversely affect our cost of capital and the market for LIBOR-based securities, which could have an adverse impact on the earnings from or value of our investment portfolio.  At this time, we cannot predict the overall effect of the modification or discontinuation of LIBOR or the establishment of any alternative benchmark rate.

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

5. Regulatory oversight and changes in government regulation could require the Company to raise capital, make it more difficult to deploy capital, including dividends to shareholders and repurchases of the Company’s shares, prohibit or limit the Company’s operations, make it more costly or burdensome to conduct such operations or result in decreased demand for the Company’s products and services

Many of the Company’s businesses, including its title insurance, property and casualty insurance, home warranty, banking, trust and wealth management businesses, are regulated by various federal, state, local and foreign governmental agencies.  These and other of the Company’s businesses also operate within statutory guidelines.  The industry in which the Company operates and the markets into which it sells its products are also regulated and subject to statutory guidelines.

Regulatory oversight could require the Company to raise capital, and/or make it more difficult to deploy capital, including dividends to shareholders and repurchases of the Company’s shares.  For example, regulatory capital requirements for the

Company have historically applied only at the subsidiary level, specifically to the Company’s federal savings bank subsidiary and the Company’s insurance underwriter subsidiaries.  However, both the National Association of Insurance Commissioners and the Board of Governors of the Federal Reserve System have issued proposals for group capital requirements.  These new requirements, if finalized and adopted in their current forms, would apply to the Company at the group level and would be in addition to existing subsidiary-level capital requirements.  It is possible that the requirements, particularly in an economic downturn, could have the effect of requiring the Company to raise capital and/or making it more difficult to otherwise deploy capital, including dividends to shareholders and repurchases of the Company’s shares.

In addition, changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes, enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit its future operations or make it more costly or burdensome to conduct such operations or result in decreased demand for the Company’s products and services or a change in our competitive position.  The impact of these changes would be more significant if they involve jurisdictions in which the Company generates a greater portion of its title premiums, such as the states of Arizona, California, Florida, Michigan, New York, Ohio, Pennsylvania and Texas. These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

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

10. Recent and pending data privacy laws and regulations could adversely affect the Company

An increasing number of federal, state, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data, including the California Consumer Privacy Act and the European Union General Data Protection Regulation.  We believe that other jurisdictions are considering similar laws.  The effects of these privacy laws, including the cost of compliance, are not fully known and are potentially significant, and the failure to comply could adversely affect the Company.  As a result of the Company’s information security incident that occurred during the second quarter of 2019, there could be increased scrutiny of the Company’s compliance with these privacy laws and there is increased oversight of its information security program.

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

15. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $124.0 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

18. Systems damage, failures, interruptions and intrusions, and unauthorized data disclosures may disrupt the Company’s business, harm the Company’s reputation, result in material claims for damages or otherwise adversely affect the Company

The Company uses computer systems and other technologies (collectively referred to as “systems”), some of which it owns and manages and some of which are owned and/or managed by third parties, including providers of distributed computing infrastructure platforms commonly known as the “cloud.”  The Company and its agents, suppliers, service providers, and customers use these systems to receive, process, store and transmit business information, including highly sensitive non-public personal information as well as data from suppliers and other information upon which the Company’s business relies.  The Company also uses these systems to manage substantial cash, investment assets, bank deposits, trust assets and escrow account balances on behalf of itself and its customers, among other activities.  Many of the Company’s products, services and solutions involving the use of real property related data are fully reliant on these systems and are only available electronically.  Accordingly, for a variety of reasons, the integrity of these systems and the protection of the information that resides thereon are critically important to the Company’s successful operation.

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

In fact, during the third quarter of 2019, the Company concluded an investigation regarding potential unauthorized access to non-public personal information as a result of a vulnerability in one of the Company's applications.  The investigation identified imaged documents containing non-public personal information pertaining to 32 consumers that likely were accessed without authorization.  These 32 consumers were notified and offered complimentary credit monitoring services.  This incident triggered numerous federal and state governmental inquiries as well as private lawsuits against the Company.  While the incident is not expected to have a material impact on the Company’s business, it may increase the risk associated with any future incidents, particularly the risk of damage to the Company’s reputation.

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

19. The Company is pursuing various innovative initiatives, which could result in increased title claims or otherwise adversely affect the Company

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

20. Potentially disruptive innovation in the real estate industry and/or the Company’s participation in these efforts could adversely affect the Company

In addition to the Company’s innovative activities, other participants in the real estate industry are seeking to innovate in ways that could adversely impact the Company’s businesses.  These participants include certain of the Company’s sources of business, competitors and ultimate customers.  Innovations by these participants may change the demand for the Company’s products and services, the manner in which the Company’s products and services are ordered or fulfilled and the revenue or profitability derived from the products and services.  The Company has made and will likely continue to make high-risk, illiquid investments in some of these participants, typically during their early- and growth-stages.  If any of these companies do not succeed, the Company could lose and/or be required to impair all or part of its investment in the unsuccessful company.  These investments could also facilitate efforts that ultimately disrupt the Company’s business or enable competitors.  Accordingly, the Company’s efforts to anticipate and participate in these transformations could require significant additional investment and management attention and may not succeed.  These innovative efforts by third parties, and the manner in which the Company, its agents and other industry participants respond to them, could therefore have an adverse effect on the Company.

21. Errors and fraud involving the transfer of funds may adversely affect the Company

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

22. The Company’s use of a global workforce involves risks that could adversely affect the Company

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

23. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds.  If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders.  Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited.  As of September 30, 2019, under such regulations, the maximum amount available for the remainder of 2019 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $247.1 million and loans and advances of $98.5 million.

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

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed June 1, 2010.

3.2	Bylaws of First American Financial Corporation, effective as of August 16, 2017.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed August 22, 2017.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	N/A.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	N/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: October 24, 2019	By	/s/ Dennis J. Gilmore
Dennis J. Gilmore
Chief Executive Officer (Principal Executive Officer)

Date: October 24, 2019	By	/s/ Mark E. Seaton
Mark E. Seaton
Chief Financial Officer (Principal Financial Officer)