Form 10-K
period 2019-12-31
First American Financial Corp
filed 2020-02-18
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(714) 250-3000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.00001 par value	FAF	New York Stock Exchange

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2019 was $5,843,780,151.

On February 12, 2020, there were 112,505,747 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2020 annual meeting of the stockholders are incorporated by reference in Part III of this report.  The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS.  FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	UNCERTAINTY FROM THE EXPECTED DISCONTINUANCE OF LIBOR AND TRANSITION TO ANY OTHER INTEREST RATE BENCHMARK;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	REGULATORY OVERSIGHT AND CHANGES IN APPLICABLE LAWS AND GOVERNMENT REGULATIONS, INCLUDING PRIVACY AND DATA PROTECTION LAWS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	USE OF SOCIAL MEDIA BY THE COMPANY AND OTHER PARTIES;
•	REGULATION OF TITLE INSURANCE RATES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	CLIMATE CHANGE, SEVERE WEATHER CONDITIONS AND OTHER CATASTROPHE EVENTS;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MANAGEMENT FRAMEWORK;
•	SYSTEMS DAMAGE, FAILURES, INTERRUPTIONS, CYBERATTACKS AND INTRUSIONS, OR UNAUTHORIZED DATA DISCLOSURES;
•	INNOVATION EFFORTS OF THE COMPANY AND OTHER INDUSTRY PARTICIPANTS AND ANY RELATED MARKET DISRUPTION;
•	ERRORS AND FRAUD INVOLVING THE TRANSFER OF FUNDS;

•	THE COMPANY’S USE OF A GLOBAL WORKFORCE;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS; AND
•	OTHER FACTORS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN ITEM 1A OF PART I.

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

The Company has its executive offices at 1 First American Way, Santa Ana, California 92707-5913.  The Company’s telephone number is (714) 250-3000.

General

The Company, through its subsidiaries, is engaged in the business of providing financial services through its title insurance and services segment and its specialty insurance segment.  The title insurance and services segment provides title insurance, closing and/or escrow services and similar or related services domestically and internationally in connection with residential and commercial real estate transactions.  It also provides products, services and solutions that are designed to mitigate risk in, or otherwise facilitate real estate transactions.  Many of these products, services and solutions involve the use of real property-related data, including data derived from its proprietary databases.  It maintains, manages and provides access to title plant data and records, and, in addition, provides banking, trust, document custodial, warehouse lending and wealth management services.  The specialty insurance segment issues property and casualty insurance policies and sells home warranty products.  In addition, our corporate function consists of certain financing facilities as well as the corporate services that support our business operations.

The substantial majority of our business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal.  In the current market environment, we are focused on growing our core title insurance and settlement services business, strengthening our enterprise through data and process advantages and managing and actively investing in complementary businesses that support and/or leverage our core title and settlement services business.  We are also focused on continued improvement of our customers’ experiences with our products, services and solutions, and on enhancing our services offered to title agents.  In an effort to speed the delivery of our products, increase efficiency, improve quality, improve the customer experience and decrease risk, we are utilizing innovative technologies, processes and techniques in the creation of our products and services.  These efforts include streamlining the title and closing processes by converting certain manual processes into automated ones, in an endeavor to improve the customer experience by simplifying and reducing the time it takes to process a transaction, reducing risk and improving communication.  We remain committed to efficiently managing our business to market conditions throughout business cycles.

Title Insurance and Services Segment

Our title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally.  This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions, many of which products, services and solutions involve the use of real property-related data; maintains, manages and provides access to title plant data and records; and provides appraisals and other valuation-related products and services, lien release and document custodial services, warehouse lending services, default-related products and services, evidence of title, and banking, trust and wealth management services. In 2019, 2018 and 2017 the Company derived 91.5%, 91.9% and 91.7% of its consolidated revenues, respectively, from this segment.

Overview of Title Insurance Industry

In most instances mortgage lenders and purchasers of real estate desire to be protected from loss or damage in the event of defects in the title of the subject property.  Title insurance is a means of providing such protection.

Title Policies.    Title insurance policies insure the interests of owners or lenders against defects in the title to real property.  These defects include adverse ownership claims, liens, encumbrances or other matters affecting title.  Title insurance policies generally are issued on the basis of a preliminary title report or commitment, which is typically prepared after a search of one or more of public records, maps, documents and prior title policies to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. In certain limited instances, a visual inspection of the property is also made.  To facilitate the preparation of preliminary title reports and commitments, copies and/or abstracts of public records, maps, documents and prior title policies may be compiled and indexed to specific properties in an area.  This compilation is known as a “title plant.”

The beneficiaries of title insurance policies usually are real estate buyers and mortgage lenders.  A title insurance policy indemnifies the named insured and certain successors in interest against title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions.  The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price of the property.  In some cases, the policy might provide insurance in a greater amount, or for automatic increases in coverage over time.  The potential for claims under a title insurance policy issued to a mortgage lender generally ceases upon repayment of the mortgage loan.  The potential for claims under a title insurance policy issued to a buyer generally ceases upon the sale or transfer of the insured property.

Before issuing title policies, title insurers typically seek to limit their risk of loss by accurately performing title searches and examinations and, in many instances, curing title defects identified therein.  These searches, examinations and curative efforts distinguish title insurers from other insurers, such as property and casualty insurers.  Whereas title insurers generally insure against losses arising out of circumstances existing as of the date of the policy, property and casualty insurers generally insure against losses arising out of events that occur subsequent to policy issuance.  As a result of these differences, title insurers typically experience relatively low claims, as a percentage of premiums, when compared to property and casualty insurers, but have relatively high expenses.  The primary costs of a title insurer issuing a policy directly pertain to personnel, technology and other costs associated with the search and examination process, the curative process, the preparation of preliminary reports or commitments, title plant maintenance, and sales, as well as other administrative expenses.  Where the policy is issued by an agent, the premium retained by the agent is also a primary expense for the insurer.

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

In the United States, the closing or settlement function, sometimes called an escrow in the western states, is, depending on the local custom in the region, performed by a lawyer, an escrow company or a title insurance company or agent, generally referred to as a “closer.” Once documentation has been prepared and signed, and any required mortgage lender payoff demands are obtained, the transaction closes.  The closer typically records the appropriate title documents and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans.  Title policies are then issued, typically insuring the priority of the mortgage of the real property mortgage lender in the amount of its mortgage loan and the buyer in the amount of the purchase price.  The time between the opening of the title order and the issuance of the title policy is usually between 30 and 90 days.  Before a closing takes place, however, the title insurer or agent typically provides an update to the commitment to discover any adverse matters affecting title and, if any are found, works with the seller to eliminate them so that the title insurer or agent issues the title policy subject only to those exceptions to coverage which are acceptable to the title insurer, the buyer and the buyer’s lender.

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

Customers, Sales and Marketing.  Mortgage lenders purchase title insurance policies and other products and services from us.  These institutions also benefit from our products and services which are purchased for their benefit by others, such as title insurance policies purchased by borrowers as a condition to the making of a loan.  The refusal of one or more of the significant lending institutions to purchase products and services from us or to accept our products and services that are to be purchased for their benefit could have a material adverse effect on the title insurance and services segment.

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

Within the direct channel, our sales and marketing efforts are focused on the primary sources of business referrals.  For residential business, we market to real estate agents and brokers, mortgage brokers, real estate attorneys, mortgage originators, homebuilders and escrow service providers.  We also market directly to firms that purchase and sell residential real estate on a large-scale basis.  For refinance and default-related business referred by customers with centrally managed platforms, we market to mortgage originators, servicers and government-sponsored enterprises.  For the commercial business, we market primarily to commercial real estate investors, including real estate investment trusts, insurance brokers, insurance companies and asset managers, as well as to law firms, commercial banks, investment banks, mortgage brokers and the owners of commercial real estate.  In some instances we may supplement the efforts of our sales force with general marketing.  Our marketing efforts emphasize our product offerings, the quality and timeliness of our services, our financial strength, process innovation and our national presence.  We also provide educational information on our website and through other means to help consumers better understand our services, the homebuying/settlement process in general, and real estate market economic trends.

Underwriting. Before a title insurance policy is issued, a number of underwriting decisions are made.  For example, matters of record revealed during the title search may require a determination as to whether an exception should be taken in the policy.  We believe that it is important for the underwriting function to operate efficiently and effectively at all decision-making levels so that transactions may proceed in a timely manner.  To perform this function, we have underwriters at the state, regional, divisional and corporate levels with varying levels of underwriting authority.  In an attempt to enhance efficiency and reduce risk, certain underwriting functions are increasingly being automated.

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

International Operations.  We provide products and services in a number of countries outside of the United States, and our international operations accounted for approximately 5.3% of our title insurance and services segment revenues in 2019.  Today we have direct operations and a physical presence in several countries, including Canada, the United Kingdom, South Korea and Australia.  While reliable data are not available, we believe that we have the largest market share for title insurance outside of the United States.

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

Our international operations present risks that may not exist to the same extent in our domestic operations, including those associated with differences in the nature of the products provided, the scope of coverage provided by those products and the manner in which risk is underwritten.  In instances where we have limited claims experience in a foreign jurisdiction it makes it more difficult to set prices and reserve rates.  There are also risks associated with differences in legal systems and/or unforeseen regulatory changes.

Title Plants.  Our title plants constitute one of our principal assets.  A title plant is a collection of data and records on, or which impact, title to real property.  A title search is typically conducted by searching the abstracted information from public records or utilizing a title plant holding information abstracted from public records.  While public title records generally are indexed by reference to the names of the parties to a given recorded document, our title plants primarily arrange their records on a geographic basis.  Because of this difference, title plant data and records generally may be searched more effectively, which we believe reduces the risk of errors associated with the search.  Many of our title plants also index prior policies, adding to searching efficiency.  Certain locations utilize jointly owned plants or utilize a plant under a joint user agreement with other title companies.  In addition to these ownership interests, we are in the business of maintaining, managing and providing access to title plant data and records that may be owned by us or other parties.  We believe that our title plants, whether wholly or partially owned or utilized under a joint user agreement, are among the most comprehensive in the industry.

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

Trust, Wealth Management and Banking Services.  Our federal savings bank subsidiary offers trust, wealth management and deposit products and related services, including fund transfer services.  The bank does not originate loans.  As of December 31, 2019, the bank administered fiduciary and custody assets having a market value of $4.2 billion, which includes managed assets of $2.0 billion.  The bank’s balance sheet had assets of $3.8 billion, with deposits of $3.4 billion and stockholder’s equity of $362.2 million.  The bank’s deposits have traditionally consisted almost entirely of funds deposited by its affiliates, but increasingly the bank is seeking deposits from title agents that are not affiliates.  While the majority of the bank’s deposited funds are from third parties to be held in trust pending the closing of commercial and residential real estate transactions, the bank also maintains other deposits, including operating funds deposited by its affiliates.

Specialty Insurance Segment

Property and Casualty Insurance.  Our property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage.  We are licensed to issue policies in all 50 states and the District of Columbia and actively issue policies in 47 states.  The majority of policy liability is in the western United States, including approximately 59% in California. In certain markets we also offer preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance.  We market our property and casualty insurance business using both direct distribution channels, including marketing through our existing real estate closing-service activities, and through a network of independent brokers.  We purchase reinsurance to limit risk associated with large losses from single events.

Home Warranties.  Our home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period.  Coverage is typically for one year and is renewable annually at the option of the contract holder and upon our approval.  Coverage and pricing typically vary by geographic region.  Fees for the warranties generally are paid at the closing of the home purchase or directly by the consumer.  Renewal premiums may be paid by a number of different options.  In addition, under the contract, the holder is responsible for a service fee for each trade call.  First year warranties are marketed through real estate brokers and agents, and we also market directly to consumers.  We generally sell renewals directly to consumers.  Our home warranty business currently operates in 36 states and the District of Columbia.

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

In addition, our home warranty and settlement services businesses are subject to regulation in some states by insurance authorities or other applicable regulatory entities.  Our federal savings bank is regulated by the Office of the Comptroller of the Currency and is subject to regulation by the Federal Deposit Insurance Corporation.  The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) supervises the Company, as a parent holding company, and its subsidiaries that are part of the holding company system.

Privacy and Data Protection

The state of California, where the Company is headquartered and conducts business, and other state, federal and international jurisdictions have passed and/or are in the process of passing laws and regulations applying to the collection, use, retention, protection, disclosure, transfer, and other processing of nonpublic personal information.  The general purpose of these laws and regulations is to increase the level of transparency, security and protection surrounding the personal data collected by businesses.  The California Consumer Privacy Act (CCPA), for example, which became effective on January 1, 2020, gives California consumers, among other things, the right to request categories and/or specific pieces of personal information collected about them, under certain circumstances to request deletion of personal data that a business may possess and to opt-out of the sale of their personal information.  In anticipation of the effectiveness thereof, the Company revised its privacy policy and developed a program to handle such consumer requests.

The Company dedicates significant resources to securing its systems and to protecting non-public personal information and other confidential information.  These include resources dedicated to intrusion prevention such as firewalls, endpoint protection and behavior analysis tools, among others.  They also include resources dedicated toward vulnerability identification through the performance of vulnerability scans and penetration tests, among other methods.  Like other large, complex organizations, at any given time the Company’s applications and infrastructure suffer from vulnerabilities.  Once identified, the Company’s information technology and information security personnel seek to remediate these vulnerabilities in as expedited a fashion as possible.  Despite these efforts, a backlog of unremediated vulnerabilities has developed. The Company is currently undertaking an initiative to reduce this backlog and to enhance its processes and procedures to shorten the historical timeframe for remediating vulnerabilities.

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

As of December 31, 2019, 94% of our investment portfolio consisted of debt securities.  As of that date, 68% of our debt securities portfolio was either United States government-backed or rated AAA, and 98% was either rated or classified as investment grade.  Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.

In addition to our debt and equity securities portfolio, we maintain certain money-market and other short-term investments.  We also hold strategic equity investments in companies engaged in our businesses or similar or related businesses.

Employees

As of December 31, 2019, the Company employed 18,412 people on either a part-time or full-time basis.

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

2. Unfavorable economic conditions could adversely affect the Company

Historically, uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, have created a difficult operating environment for the Company’s core title and settlement businesses.  These conditions also tend to negatively impact the amount of funds the Company receives from third parties to be held in trust pending the closing of commercial and residential real estate transactions.  The Company deposits a substantial portion of these funds, as well as its own funds, with the federal savings bank it owns.  The Company’s bank invests those funds and any realized losses incurred on those investments will be reflected in the Company’s consolidated results.  The likelihood of such losses, which generally would not occur if the Company were to deposit these funds in an unaffiliated entity, increases when economic conditions are unfavorable.  Moreover, during periods of unfavorable economic conditions, the return on these funds deposited at the Company’s bank, as well as funds the Company deposits with third party financial institutions, tends to decline.  In addition, the Company holds investments in entities, such as title agencies and settlement service providers, as well as other securities in its investment portfolio, which also may be negatively impacted by these conditions.  Depending upon the ultimate severity and duration of any economic downturn, the resulting effects on the Company could be materially adverse, including a significant reduction in revenues, earnings and cash flows, challenges to the Company’s ability to satisfy covenants or otherwise meet its obligations under debt facilities, difficulties in obtaining access to capital, challenges to the Company’s ability to pay dividends at currently anticipated levels, deterioration in the value of or return on its investments and increased credit risk from customers and others with obligations to the Company.

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

5. Regulatory oversight and changes in government regulation could require the Company to raise capital, make it more difficult to deploy capital, including dividends to shareholders and repurchases of the Company’s shares, prohibit or limit the Company’s operations, make it more costly or burdensome to conduct such operations or result in decreased demand for the Company’s products and services

Many of the Company’s businesses, including its title insurance, property and casualty insurance, home warranty, banking, trust and wealth management businesses, are regulated by various federal, state, local and foreign governmental agencies.  These and other of the Company’s businesses also operate within statutory guidelines.  The industry in which the Company operates and the markets into which it sells its products are also regulated and subject to statutory guidelines.  In general, the Company is experiencing increasing regulatory oversight and is subject to increasingly complex statutory guidelines.  This is due, among other factors, to the passing of, and significant changes in, laws and regulations pertaining to privacy and data protection and to the Company’s status as a savings and loan holding company.

Regulatory oversight could require the Company to raise capital, and/or make it more difficult to deploy capital, including dividends to shareholders and repurchases of the Company’s shares.  For example, regulatory capital requirements for the Company have historically applied only at the subsidiary level, specifically to the Company’s federal savings bank subsidiary and the Company’s insurance underwriter subsidiaries.  However, both the National Association of Insurance Commissioners and the Board of Governors of the Federal Reserve System have issued proposals for group capital calculations.  These proposals, if finalized and adopted in their current forms, would apply to the Company at the group level and would be in addition to existing subsidiary-level capital requirements.  It is possible that the requirements, particularly in an economic downturn, could have the effect of requiring the Company to raise capital and/or making it more difficult to otherwise deploy capital, including dividends to shareholders and repurchases of the Company’s shares.

In addition, changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes, enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit its future operations or make it more costly or burdensome to conduct such operations or result in decreased demand for the Company’s products and services or a change in its competitive position.  The impact of these changes would be more significant if they involve jurisdictions in which the Company generates a greater portion of its title premiums, such as the states of Arizona, California, Florida, Michigan, New York, Ohio, Pennsylvania and Texas. These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

6. Scrutiny of the Company’s businesses and the industries in which it operates by governmental entities and others could adversely affect the Company

The real estate settlement services industry, an industry in which the Company generates a substantial portion of its revenue and earnings, is subject to continuous scrutiny by regulators, legislators, the media and plaintiffs’ attorneys.  Though often directed at the industry generally, these groups also focus their attention directly on the Company’s businesses from time to time.  In either case, this scrutiny may result in changes which could adversely affect the Company’s operations and, therefore, its financial condition and liquidity.

Governmental entities have routinely inquired into certain practices in the real estate settlement services industry to determine whether certain of the Company’s businesses or its competitors have violated applicable laws, which include, among others, the insurance codes of the various jurisdictions and the Real Estate Settlement Procedures Act and similar state, federal and foreign laws.  The Consumer Financial Protection Bureau (“CFPB”), for example, has actively utilized its regulatory authority over the mortgage and real estate markets by bringing enforcement actions against various participants in the mortgage and settlement industries.  Departments of insurance in the various states, the CFPB and other federal regulators and applicable regulators in international jurisdictions, either separately or together, also periodically conduct targeted inquiries into the practices of title insurance companies and other settlement services providers in their respective jurisdictions.  Currently the Company is the subject of a number of regulatory inquiries.

Further, from time to time plaintiffs’ lawyers have targeted, and are expected to continue to target, the Company and other members of the Company’s industry with lawsuits claiming legal violations or other wrongful conduct.  These lawsuits often involve large groups of plaintiffs and claims for substantial damages.  These types of inquiries or proceedings have from time to time resulted, and may in the future result, in findings of a violation of the law or other wrongful conduct and the payment of fines or damages or the imposition of restrictions on the Company’s conduct.  This could impact the Company’s operations and financial condition.  Moreover, these laws and standards of conduct often are ambiguous and, thus, it may be difficult to ensure compliance.  This ambiguity may force the Company to mitigate its risk by settling claims or by ending practices that generate revenues, earnings and cash flows.  Currently the Company is a party to a number of class action lawsuits.

7. The use of social media by the Company and other parties could result in damage to the Company’s reputation or otherwise adversely affect the Company

The Company utilizes social media to communicate with current and potential customers and employees, as well as other individuals interested in the Company.  Information delivered by the Company, or by third parties about the Company, via social media can be easily accessed and rapidly disseminated, and could result in reputational harm, decreased customer loyalty or other issues that could diminish the value of the Company’s brand or result in significant liability.

8. Regulation of title insurance rates could adversely affect the Company

Title insurance rates are subject to extensive regulation, which varies from state to state.  In many states the approval of the applicable state insurance regulator is required prior to implementing a rate change.  These regulations could hinder the Company’s ability to promptly adapt to changing market dynamics through price adjustments, which could adversely affect its results of operations, particularly in a rapidly declining market.

9. Changes in certain laws and regulations, and in the regulatory environment in which the Company operates, could adversely affect the Company

Federal and state officials are currently discussing various potential changes to laws and regulations that could impact the Company’s businesses, including the reform of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and additional data privacy regulations, among others.  Changes in these areas, and more generally in the regulatory environment in which the Company and its customers operate, could adversely impact the volume of mortgage originations in the United States and the Company’s competitive position and results of operations.

10. Recent and pending privacy and data protection laws and regulations could adversely affect the Company

An increasing number of federal, state, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data, including the California Consumer Privacy Act and the European Union General Data Protection Regulation.  The effects of these privacy and data protection laws, including the cost of compliance and required changes in the manner in which the Company conducts its business, are not fully known and are potentially significant, and the failure to comply could adversely affect the Company.  The Company has incurred costs to comply with these laws and to respond to inquiries about its compliance with them.

11. Climate change, severe weather conditions and other catastrophe events could adversely affect the Company

Climate change, catastrophe and severe weather events could adversely affect the Company.  These include impacts on the results of our property and casualty insurance business due to any increase in the frequency and severity of wildfires, hurricanes, floods, earthquakes or other catastrophe or severe weather events, as well as increased claims in our home warranty business.  Home warranty claims, including those pertaining to climate control units, tend to rise as temperatures become extreme, especially in geographies where extreme temperatures are infrequent.  In addition, we manage our financial exposure for losses in our title insurance business and in our property and casualty insurance business with third-party reinsurance.  Catastrophic events could adversely affect the cost and availability of that reinsurance.  Moreover, to the extent climate change, severe weather conditions and other catastrophe events impact companies or municipalities whose securities we invest in, the value of our investment portfolio may also decrease due to these factors.  In addition, these factors may impact real estate markets and the broader economy, which could also impact the Company.  The frequency, severity, duration, and geographic location and scope of such catastrophe and severe whether events are inherently unpredictable, and, therefore, we are unable to predict the ultimate impact climate change and such events will have on our businesses.

12. The Company may find it difficult to acquire necessary data

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

13. Changes in the Company’s relationships with large mortgage lenders or government–sponsored enterprises could adversely affect the Company

Large mortgage lenders and government-sponsored enterprises, because of their significant role in the mortgage process, have significant influence over the Company and other service providers.  This influence enhances the negotiating power of these large mortgage lenders with respect to the pricing and the terms on which they purchase the Company’s products and other matters.  These circumstances could adversely affect the Company’s revenues and profitability.  Changes in the Company’s relationship with any of these lenders or government-sponsored enterprises, the loss of all or a portion of the business the Company derives from these parties, any refusal of these parties to accept the Company’s products and services, the modification of the government-sponsored enterprises’ requirement for title insurance in connection with mortgages they purchase or the use of alternatives to the Company’s products and services, could have a material adverse effect on the Company.

14. A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength could adversely affect the Company

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory capital and surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required.  Each of the major ratings agencies currently rates the Company’s title insurance operations.  The Company’s principal title insurance underwriter’s financial strength ratings are “A2” by Moody’s Investor Services, Inc., “A” by Fitch Ratings, Inc., “A-” by Standard & Poor’s Ratings Services and “A” by A.M. Best Company, Inc. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations.  These agencies continually review these ratings and the ratings are subject to change.  Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength.  The Company’s principal title insurance underwriter maintained $1.5 billion of total statutory capital and surplus as of December 31, 2019.  Accordingly, if the ratings or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

15. The Company’s investment portfolio is subject to certain risks and could experience losses

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

16. Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $125.8 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

17. The issuance of the Company’s title insurance policies and related activities by title agents, which operate with substantial independence from the Company, could adversely affect the Company

The Company’s title insurance subsidiaries issue a significant portion of their policies through title agents that operate largely independent of the Company.  There is no guarantee that these title agents will fulfill their contractual obligations to the Company, which contracts include limitations that are designed to limit the Company’s risk with respect to their activities.  In addition, regulators are increasingly seeking to hold the Company responsible for the actions of these title agents and, under certain circumstances, the Company may be held liable directly to third parties for actions (including defalcations) or omissions of these agents. Case law in certain states also suggests that the Company is liable for the actions or omissions of its agents in those states, regardless of contractual limitations.  As a result, the Company’s use of title agents could result in increased claims on the Company’s policies issued through agents and an increase in other costs and expenses.

18. The Company’s risk management framework could prove inadequate, which could adversely affect the Company

The Company’s risk management framework is designed to identify, monitor and mitigate risks that could have a negative impact on the Company’s financial condition or reputation.  This framework includes departments or groups dedicated to enterprise risk management, information security, disaster recovery and other information technology-related risks, business continuity, legal and compliance, compensation structures and other human resources matters, vendor management and internal audit, among others.  Many of the processes overseen by these departments function at the enterprise level, but many also function through, or rely to a certain degree upon, risk mitigation efforts in local operating groups.  Similarly, with respect to the risks the Company assumes in the ordinary course of its business through the issuance of title insurance policies and the provision of related products and services, the Company employs localized as well as centralized risk mitigation efforts.  These efforts include the implementation of underwriting policies and procedures and other mechanisms for assessing risk.  Underwriting title insurance policies and making other risk-assumption decisions frequently involves a substantial degree of individual judgment and, accordingly, underwriters are maintained at the state, regional, divisional, and corporate levels with varying degrees of underwriting authority.  These individuals may be encouraged by customers or others to assume risks or to expeditiously make risk determinations.  If the Company’s risk mitigation efforts prove inadequate, the Company could be adversely affected.

19. Systems damage, failures, interruptions, cyberattacks and intrusions, and unauthorized data disclosures by the Company or its service providers may disrupt the Company’s business, harm the Company’s reputation, result in material claims for damages or otherwise adversely affect the Company

The Company uses computer systems and other technologies (collectively referred to as “systems”), some of which it owns and manages and some of which are owned and/or managed by third parties, including providers of distributed computing infrastructure platforms commonly known as the “cloud.”  The Company and its agents, suppliers, service providers, and customers use these systems to receive, process, store and transmit business information, including non-public personal information as well as data from suppliers and other information upon which the Company’s business relies.  The Company also uses these systems to manage substantial cash, investment assets, bank deposits, trust assets and escrow account balances on behalf of itself and its customers, among other activities.  Many of the Company’s products, services and solutions involving the use of real property related data are fully reliant on these systems and are only available electronically.  Accordingly, for a variety of reasons, the integrity of these systems and the protection of the information that resides thereon are critically important to the Company’s successful operation.

These systems have been subject to, and are likely to continue to be the target of, computer viruses, cyberattacks, phishing attacks and other malicious activity.  These attacks have increased in frequency and sophistication.  Further, certain other potential causes of system damage or other negative system-related events are wholly or partially beyond the Company’s control, such as natural disasters, vendor failures to satisfy service level requirements and power or telecommunications failures.  These incidents, regardless of their underlying causes, could expose the Company to system-related damages, failures, interruptions, cyberattacks and other negative events or could otherwise disrupt the Company’s business and could also result in the loss or unauthorized release, gathering, monitoring or destruction of confidential, proprietary and other information pertaining to the Company, its customers, employees, agents or suppliers.

In conducting its business and delivering its products and services, the Company also utilizes service providers.  These service providers and the systems they utilize are typically subject to similar types of system- and information security-related risks that the Company faces.  The Company provides certain of these service providers with data, including nonpublic personal information.  There is no guarantee that the Company’s due diligence or ongoing vendor oversight will be sufficient to ensure the integrity and security of the systems utilized by these service providers or the protection of the information that resides thereon.  Adverse consequences for the Company in the event of a significant event involving the systems of its service providers or the information residing thereon include, among others, delays in the delivery of the Company’s products and services, direct or indirect financial loss, loss of business and reputational damage.

During the third quarter of 2019, the Company concluded an investigation regarding potential unauthorized access to non-public personal information as a result of a vulnerability in one of the Company's applications.  The investigation identified imaged documents containing non-public personal information pertaining to 32 consumers that likely were accessed without authorization.  These 32 consumers were notified and offered complimentary credit monitoring services.  This incident triggered numerous federal and state governmental inquiries as well as private lawsuits against the Company.  While the incident is not expected to have a material impact on the Company’s business, it increases the risk associated with any future incidents, particularly the risk of damage to the Company’s reputation.

Certain laws and contracts the Company has entered into require it to notify various parties, including consumers or customers, in the event of certain actual or potential data breaches or systems failures, including those of our service providers.  These notifications can result, among other things, in the loss of customers, lawsuits, adverse publicity, diversion of management’s time and energy, the attention of regulatory authorities, fines and disruptions in sales.  Further, the Company’s financial institution customers have obligations to safeguard their systems and sensitive information and the Company may be bound contractually and/or by regulation to comply with the same requirements.  If the Company or its service providers fail to comply with applicable regulations and contractual requirements, the Company could be exposed to lawsuits, governmental proceedings or the imposition of fines, among other consequences.

Any inability to prevent or adequately respond to the issues described above could disrupt the Company’s business, inhibit its ability to retain existing customers or attract new customers, otherwise harm its reputation and/or result in financial losses, litigation, increased costs or other adverse consequences that could be material to the Company.

20. The Company is pursuing various innovative initiatives, which could result in increased title claims or otherwise adversely affect the Company

In an effort to speed the delivery of its products, increase efficiency, improve quality, improve the customer experience and decrease risk, the Company is increasingly utilizing innovative technologies, processes and techniques in the creation of our products and services.  These efforts include streamlining the closing process by converting certain manual processes into automated ones, in an endeavor to improve the customer experience by simplifying and reducing the time it takes to close a transaction, reducing risk and improving communication.  The Company increasingly is employing advanced technologies to automate various processes, including various processes related to the building, maintaining and updating of title plants and other data assets, as well as the search and examination of information in connection with the issuance of title insurance policies.  Risks from these and other innovative initiatives include those associated with potential defects in the design and development of the technologies used to automate processes, misapplication of technologies, the reliance on data that may prove inadequate, and failure to meet customer expectations, among others.  As a result of these risks the Company could experience increased claims, reputational damage or other adverse effects, which could be material to the Company.

21. Potentially disruptive innovation in the real estate industry and/or the Company’s participation in these efforts could adversely affect the Company

In addition to the Company’s innovative activities, other participants in the real estate industry are seeking to innovate in ways that could adversely impact the Company’s businesses.  These participants include certain of the Company’s sources of business, competitors and ultimate customers.  Innovations by these participants may change the demand for the Company’s products and services, the manner in which the Company’s products and services are ordered or fulfilled and the revenue or profitability derived from the products and services.  The Company has made and will likely continue to make high-risk, illiquid investments in some of these participants, typically during their early- and growth-stages.  If any of these companies do not succeed, the Company could lose and/or be required to impair all or part of its investment in the unsuccessful company.  These investments could also facilitate efforts that ultimately disrupt the Company’s business or enable competitors.  Accordingly, the Company’s efforts to anticipate and participate in these transformations could require significant additional investment and management attention and may not succeed.  These innovative efforts by third parties, and the manner in which the Company, its agents and other industry participants respond to them, could therefore have an adverse effect on the Company.

22. Errors and fraud involving the transfer of funds may adversely affect the Company

The Company relies on its systems, employees and domestic and international banks to transfer its own funds and the funds of third parties.  In addition to relying on third-party banks to transfer these funds, the Company’s federal savings bank subsidiary transfers funds on behalf of the Company as well as title agents that are not affiliates of the Company.  These transfers are susceptible to user input error, fraud, system interruptions, incorrect processing and similar errors that from time to time result in lost funds or delayed transactions.  The Company’s email and computer systems and systems used by its agents, customers and other parties involved in a transaction have been subject to, and are likely to continue to be the target of, fraudulent attacks, including attempts to cause the Company or its agents to improperly transfer funds.  These attacks have increased in frequency and sophistication.  Funds transferred to a fraudulent recipient are often not recoverable.  In certain instances the Company may be liable for those unrecovered funds.  The controls and procedures used by the Company to prevent transfer errors and fraud may prove inadequate, resulting in financial losses, reputational harm, loss of customers or other adverse consequences which could be material to the Company.

23. The Company’s use of a global workforce involves risks that could adversely affect the Company

The Company utilizes lower cost labor in countries such as India and the Philippines, among others.  These countries are subject to relatively high degrees of political and social instability and may lack the infrastructure to withstand natural disasters.  Such disruptions could decrease efficiency and increase the Company’s costs.  Weakness of the United States dollar in relation to the currencies used in these countries may also reduce the savings achievable through this strategy.  Furthermore, the practice of utilizing labor based in other countries is subject to heightened scrutiny in the United States and, as a result, the Company could face pressure to decrease its use of labor based outside the United States.  Laws or regulations that require the Company to use labor based in the United States or effectively increase the Company’s labor costs abroad also could be enacted.  The Company may not be able to pass on these increased costs to its customers.

24. As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds.  If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders.  Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited.  As of December 31, 2019, under such regulations, the maximum amount available in 2020 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $508.9 million and loans and advances of $110.3 million.

25. Certain provisions of the Company’s bylaws and certificate of incorporation may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that the Company’s stockholders might consider favorable

The Company’s bylaws and certificate of incorporation contain provisions that could be considered “anti-takeover” provisions because they make it harder for a third-party to acquire the Company without the consent of the Company’s incumbent board of directors.  Under these provisions:

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

Each of our business segments uses our executive offices in Santa Ana, California.  This office campus consists of five office buildings, a technology center and a two-story parking structure, totaling approximately 490,000 square feet.  Three office buildings, totaling approximately 210,000 square feet, and the fixtures thereto and underlying land, are subject to a deed of trust and security agreement securing payment of a promissory note evidencing a loan made in October 2003, to our principal title insurance subsidiary in the original sum of $55 million.  This loan is payable in monthly installments of principal and interest, is fully amortizing and matures November 1, 2023.  The outstanding principal balance of this loan was $15.7 million as of December 31, 2019.

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

It is, however, often not possible to assess the probability of loss.  Lawsuits that are putative class actions require a plaintiff to satisfy a number of procedural requirements before proceeding to trial.  These requirements include, among others, demonstration to a court that the law proscribes in some manner the Company’s activities, the making of factual allegations sufficient to suggest that the Company’s activities exceeded the limits of the law and a determination by the court—known as class certification—that the law permits a group of individuals to pursue the case together as a class.  In certain instances, the Company may also be able to compel the plaintiff to arbitrate its claim on an individual basis.  If these procedural requirements are not met, either the lawsuit cannot proceed or, as is the case with class certification or compelled arbitration, the plaintiffs lose the financial incentive to proceed with the case (or the amount at issue effectively becomes de minimis).  Frequently, a court’s determination as to these procedural requirements is subject to appeal to a higher court.  As a result of, among other factors, ambiguities and inconsistencies in the laws applicable to the Company’s business and the uniqueness of the factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss until a court has finally determined that a plaintiff has satisfied applicable procedural requirements.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries  improperly charged fees for products and services, improperly handled property and casualty claims and gave items of value to builders as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

•	Anatao Properties LLC vs. First American Title Insurance Company, filed on November 6, 2019 and pending in the United States District Court for the Middle District of Florida,

•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017 and pending in the Superior Court of the State of California, County of Sacramento, and
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

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

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and wealth management businesses are regulated by various federal, state and local governmental agencies.  Many of the Company’s other businesses operate within statutory guidelines.  Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies.  Currently, governmental agencies are examining or investigating certain of the Company’s operations.  These include numerous regulatory inquiries and/or investigations as a result of the information security incident that occurred during the second quarter of 2019, including inquiries and/or investigations of the Nebraska Department of Insurance and other state insurance regulators, the Federal Trade Commission and the Securities and Exchange Commission.  These also include an inquiry by the New York Attorney General and the Massachusetts Attorney General into competitive practices in the title insurance industry.  With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company records a liability representing its best estimate of the financial exposure based on known facts.  While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  These exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $14.8 million, which is based on the exchange rate as of, and includes interest charges through, December 31, 2019. As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF).  The approximate number of record holders of common stock on February 12, 2020, was 2,252.

In January 2020, the Company’s board of directors declared a cash dividend of $0.44 per share.  We expect that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time. In addition, the ability to pay dividends also is potentially affected by the restrictions described in Note 2 Statutory Restrictions on Investments and Stockholders’ Equity to the consolidated financial statements included in “Item 8.  Financial Statements and Supplementary Data” of Part II of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by the Company on March 16, 2011 and expanded on March 11, 2014, which program has no expiration date, the Company may repurchase up to $250.0 million of the Company’s issued and outstanding common stock.  The Company did not repurchase any shares under this plan during the quarter ended December 31, 2019.  Cumulatively, as of December 31, 2019, the Company had repurchased $88.4 million (including commissions) of its shares and had the authority to repurchase an additional $161.6 million (including commissions) under the program.

Unregistered Sales of Equity Securities

During the year ended December 31, 2019, the Company did not issue any unregistered common stock.

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

The following graph compares the cumulative total stockholder return on the Company’s common stock with the corresponding cumulative total returns of the Russell 1000 Index and an industry peer group for the period from December 31, 2014 through December 31, 2019. The comparison assumes an investment of $100 on December 31, 2014 and reinvestment of dividends. This historical performance is not indicative of future performance.

Comparison of Cumulative Total Return

	First American Financial Corporation (FAF) (1)	Custom Peer Group (1)(2)	Russell 1000 Index (1)
December 31, 2014	$100	$100	$100
December 31, 2015	$109	$108	$101
December 31, 2016	$115	$128	$113
December 31, 2017	$181	$148	$138
December 31, 2018	$149	$147	$131
December 31, 2019	$200	$193	$172

(1)	As calculated by Bloomberg Financial Services including reinvestment of dividends.
(2)

The custom peer group consists of the following companies: American Financial Group, Inc.; Assurant, Inc.; Axis Capital Holdings Limited; Cincinnati Financial Corporation; Everest Re Group, Ltd.; Fidelity National Financial, Inc.; Genworth Financial, Inc.; The Hanover Insurance Group, Inc.; Kemper Corporation; Mercury General Corporation; Old Republic International Corp.; and W.R. Berkley Corporation each of which operates in a business similar to a business operated by the Company.  The compensation committee of the Company utilizes the compensation practices of these companies as benchmarks in setting the compensation of its executive officers.

Item 6.	Selected Financial Data

The selected historical consolidated financial data for First American Financial Corporation (the “Company”) as of and for each of the five years in the period ended December 31, 2019, have been derived from the Company’s consolidated financial statements. The selected historical consolidated financial data should be read in conjunction with “Item 8. Financial Statements and Supplementary Data,” “Item 1—Business,” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

First American Financial Corporation and Subsidiary Companies

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$6,202,061	$5,747,844	$5,772,363	$5,575,846	$5,175,456
Net income	$709,848	$475,898	$421,863	$343,476	$288,870
Net income (loss) attributable to noncontrolling interests	$2,438	$1,402	$(1,186)	$483	$784
Net income attributable to the Company	$707,410	$474,496	$423,049	$342,993	$288,086
Total assets	$11,519,167	$10,630,635	$9,573,222	$8,831,777	$8,236,715
Notes and contracts payable	$728,232	$732,019	$732,810	$736,693	$581,052
Stockholders’ equity	$4,420,484	$3,741,881	$3,479,955	$3,008,179	$2,749,960
Return on average stockholders’ equity	17.3%	13.1%	13.0%	11.9%	10.8%
Dividends on common shares	$188,440	$178,487	$159,284	$131,541	$108,524
Per share of common stock (Note A)—
Net income attributable to the Company:
Basic	$6.26	$4.21	$3.79	$3.10	$2.65
Diluted	$6.22	$4.19	$3.76	$3.09	$2.62
Stockholders’ equity	$39.30	$33.56	$31.37	$27.36	$25.21
Cash dividends declared	$1.68	$1.60	$1.44	$1.20	$1.00
Number of common shares outstanding
Weighted-average during the year:
Basic	113,080	112,613	111,668	110,548	108,427
Diluted	113,655	113,279	112,435	111,156	109,826
End of year	112,476	111,496	110,925	109,944	109,098
Other Operating Data:
Title orders opened (Note B)	1,093	982	1,069	1,281	1,262
Title orders closed (Note B)	796	731	824	958	882
Number of employees (Note C)	18,412	18,251	18,705	19,531	17,955

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

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and reflect the consolidated operations of the Company. The consolidated financial statements include the accounts of First American Financial Corporation and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method. Investments in affiliates in which the Company does not exercise significant influence over the investee and without readily determinable fair values, are accounted for at cost, less impairment and are adjusted up or down for any observable price changes.

Reportable Segments

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally.  This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions, many of which products, services and solutions involve the use of real property-related data; maintains, manages and provides access to title plant data and records; and provides appraisals and other valuation-related products and services, lien release and document custodial services, warehouse lending services, default-related products and services, evidence of title, and banking, trust and wealth management services.  The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents.  Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories.  The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets.

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products.  The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage.  This business is licensed to issue policies in all 50 states and the District of Columbia and actively issues policies in 47 states.  The majority of policy liability is in the western United States, including approximately 59% in California.  In certain markets it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance.  The home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period.  This business currently operates in 36 states and the District of Columbia.

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

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. For example, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be a corresponding increase or decrease of $125.8 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss rates exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	December 31, 2019		December 31, 2018
Known title claims	$83,382	7.8%	$80,306	7.7%
IBNR title claims	903,994	85.1%	877,134	84.1%
Total title claims	987,376	92.9%	957,440	91.8%
Non-title claims	75,668	7.1%	85,239	8.2%
Total loss reserves	$1,063,044	100.0%	$1,042,679	100.0%

Activity in the reserve for known title claims is summarized as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Balance at beginning of year	$80,306	$83,094	$83,805
Provision transferred from IBNR title claims related to:
Current year	19,783	17,770	17,471
Prior years	143,372	147,271	180,602
	163,155	165,041	198,073
Payments, net of recoveries, related to:
Current year	16,297	14,338	14,835
Prior years	145,910	151,433	185,515
	162,207	165,771	200,350
Other	2,128	(2,058)	1,566
Balance at end of year	$83,382	$80,306	$83,094

The provision transferred from IBNR title claims related to current year increased by $2.0 million in 2019 from 2018 and increased by $0.3 million in 2018 from 2017 and payments, net of recoveries, related to current year increased by $2.0 million in 2019 from 2018 and decreased by $0.5 million in 2018 from 2017, reflecting variability in claims volumes characteristic of a policy year during its first year of development.

The provision transferred from IBNR title claims related to prior years decreased by $3.9 million, or 2.6%, in 2019 from 2018 and decreased by $33.3 million, or 18.5%, in 2018 from 2017.  Payments, net of recoveries, related to prior years decreased by $5.5 million, or 3.6%, in 2019 from 2018 and decreased by $34.1 million, or 18.4%, in 2018 from 2017.  Generally, the provision transferred from IBNR title claims and payments are expected to decline with the runoff of older policy years that have higher expected ultimate losses, particularly policy years 2005 through 2008.

Activity in the reserve for IBNR title claims is summarized as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Balance at beginning of year	$877,134	$875,724	$888,126
Provision related to:
Current year	182,450	173,520	175,322
Prior years	—	—	—
	182,450	173,520	175,322
Provision transferred to known title claims related to:
Current year	19,783	17,770	17,471
Prior years	143,372	147,271	180,602
	163,155	165,041	198,073
Other	7,565	(7,069)	10,349
Balance at end of year	$903,994	$877,134	$875,724

“Other” primarily includes foreign currency translation gains and losses and ceded reinsurance claims.

The provision related to current year increased by $8.9 million, or 5.1%, in 2019 from 2018 and decreased by $1.8 million, or 1.0%, in 2018 from 2017, respectively, and were attributable to increases in title premiums and escrow fees in 2019 from 2018 and decreases in title premiums and escrow fees in 2018 from 2017, respectively.

For further discussion of title provision recorded in 2019, 2018 and 2017, see Results of Operations, page 38.

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

Other-than-temporary impairment–debt securities

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2019, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

The Company did not recognize any other-than-temporary impairment losses related to its debt securities for 2019, 2018 and 2017.

Fair value of equity securities

The fair values of equity securities, including preferred and common stocks, were based on quoted market prices for identical assets that are readily and regularly available in an active market.

Litigation and regulatory contingencies.    The Company and its subsidiaries are parties to a number of ongoing routine and non-ordinary course legal proceedings. For those lawsuits where the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded. Actual losses may materially differ from the amounts recorded.  For a substantial majority of these lawsuits it is not possible to assess the probability of loss. Most of these lawsuits are putative class actions which require a plaintiff to satisfy a number of procedural requirements before proceeding to trial. As a result of, among other factors, ambiguities and inconsistencies in the laws applicable to the Company’s business and the uniqueness of the factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss until a court has finally determined that a plaintiff has satisfied applicable procedural requirements. Furthermore, because most of these lawsuits are putative class actions, it is often impossible to estimate the possible loss or a range of loss, even where the Company has determined that a loss is reasonably possible.  In addition, many of the Company’s businesses are regulated by various federal, state, local and foreign governmental agencies and are subject to numerous statutory guidelines. These regulations and statutory guidelines often are complex, inconsistent or ambiguous, which results in additional uncertainty as to the outcome of a given lawsuit—including the amount of damages a plaintiff might be afforded—or makes it difficult to analogize experience in one case or jurisdiction to another case or jurisdiction.

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

The Company chose to perform qualitative assessments for its title insurance and home warranty reporting units and performed quantitative impairment tests for its property and casualty insurance reporting unit for 2019, 2018 and 2017. The results of the Company’s qualitative assessments for its title insurance and home warranty reporting units supported the conclusion that their fair values were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary. Based on the results of its quantitative impairment tests, the Company determined that the fair value of its property and casualty insurance reporting unit exceeded the carrying amount and, therefore, no additional analysis was required. As a result of the Company’s annual goodwill impairment assessments, the Company did not record any goodwill impairment losses for 2019, 2018 or 2017.

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

Impairment of equity investments.    The carrying values of equity investments in which the Company exercises significant influence but does not control, and is not the primary beneficiary, are accounted for under the equity method of accounting.  The carrying values of these investments are written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In making the determination as to whether an individual investment is impaired, the Company assesses the current and expected financial condition of each relevant entity, including, but not limited to, the anticipated ability of the entity to make its contractually required payments to the Company (with respect to debt obligations to the Company), the results of valuation work performed with respect to the entity, the entity’s anticipated ability to generate sufficient cash flows and the market conditions in the industry in which the entity is operating.

Equity investments in which the Company does not exercise significant influence over the investee and without readily determinable fair values are measured at cost, less impairment and are adjusted up or down for any observable price changes.

Impairment of property and equipment.    Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. If the undiscounted cash flow analysis indicates that the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying amount over its fair value. Impairment losses on property and equipment primarily related to impairments of internally developed software of $6.0 million for 2019.  Impairment losses on property and equipment were not material for 2018 and 2017.

Impairment of lease assets.    Management recognizes an impairment loss when the carrying amount of a lease asset is not recoverable and exceeds its fair value.  The carrying amount is considered not recoverable if it exceeds the sum of the undiscounted future cash flows that are directly associated with, and that are expected to arise as a result of, the use and eventual disposition of the lease asset.  An impairment loss is measured as the amount by which the carrying amount of a lease asset exceeds its fair value.  Impairment losses related to the Company’s commercial real estate may occur if the Company ceased using all, or a portion of, a leased property while a contractual obligation remains.  Impairment losses related to commercial real estate leases were $7.5 million for 2019.  Prior to 2019, operating lease commitments were not recognized as assets on the balance sheet.  For further information on the Company’s leasing arrangements see Note 1 Basis of Presentation and Significant Accounting Policies and Note 5 Leases to the consolidated financial statements.

Impairment of title plants.    Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of title plants whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.  If the undiscounted cash flow analysis indicates that the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying amount over its fair value. The Company considers changes in such factors as the effects of obsolescence, duplication, demand and other economic factors as possible indicators of impairment.

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

Employee benefit plans.    The Company recognizes the underfunded status of its unfunded supplemental benefit plans as a liability on its consolidated balance sheets. Actuarial gains and losses and prior service costs and credits that have not been previously recognized as a component of net periodic benefit cost are recorded as a component of accumulated other comprehensive loss. Plan obligations are measured annually as of December 31.

The assumption that has had the most significant impact to net periodic costs for the unfunded supplemental benefit plans is the discount rate.  The discount rate assumption reflects the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The weighted-average discount rate assumptions used to determine net periodic benefit costs for the Company’s unfunded supplemental benefits plans for 2019, 2018 and 2017, were as follows:

	Year ended December 31,
	2019	2018	2017
Discount rate for projected benefit obligation	4.32%	3.61%	4.03%
Discount rate for service cost	4.55%	3.78%	4.32%
Discount rate for interest cost	4.00%	3.23%	3.43%

The weighted-average discount rate assumption used to determine the projected benefit obligation for the Company’s unfunded supplemental benefits plans at December 31, 2019 and 2018, was as follows:

	December 31,
	2019	2018
Discount rate	3.27%	4.32%

Recently Adopted Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance that requires the rights and obligations associated with leasing arrangements to be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees are required to recognize a right-of-use asset and a liability to make lease payments and disclose key information about leasing arrangements.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018.  The Company adopted the updated guidance using the modified retrospective transition approach and initially applied the guidance on January 1, 2019.  Upon adoption, the Company recognized deferred gains of $1.3 million on previous sale and operating leaseback transactions as a cumulative-effect adjustment to retained earnings.  The Company elected to adopt the package of practical expedients allowed under the guidance, which was applied to all leases as of the adoption date.  The package of practical expedients included (1) entities could choose not to reassess whether any expired or existing contracts are or contain leases, (2) entities could choose not to reassess the lease classification for any expired or existing leases, and (3) entities could choose not to reassess initial direct costs for any existing leases.  See Note 1 Basis of Presentation and Significant Accounting Policies and Note 5 Leases to the consolidated financial statements for further information on the Company’s leasing arrangements.

Pending Accounting Pronouncements:

In December 2019, the FASB issued updated guidance intended to simplify and improve the accounting for income taxes.  The updated guidance eliminates certain exceptions and clarifies and amends certain areas of the guidance.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued updated guidance that is intended to reduce potential diversity in practice in accounting for the costs of implementing cloud computing arrangements (i.e., hosting arrangements) that are service contracts.  The updated guidance aligns the requirements for capitalizing implementation costs for these arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued updated guidance as part of its disclosure framework project intended to improve the effectiveness of disclosures in the notes to the financial statements.  The updated guidance eliminates, adds and modifies certain disclosure requirements related to fair value measurements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  Except for the disclosure requirements, the adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued updated guidance intended to simplify how an entity tests goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under the updated guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized limited to the total amount of goodwill allocated to that reporting unit.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  Except for the disclosure requirements, the adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s consolidated financial statements.

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

The Company’s total revenues for 2019 were $6.2 billion, which reflected an increase of $0.5 billion, or 7.9%, when compared with $5.7 billion for 2018.  This increase was primarily attributable to increases in direct premiums and escrow fees of $151.6 million, or 6.0%, agent premiums of $88.2 million, or 3.9%, and investment income of $85.1 million, or 37.0%.  The Company’s total revenues for 2019 also included $66.4 million of net realized investment gains compared to $56.5 million of net realized investment losses for the prior year.  The increase in direct premiums and escrow fees attributable to the title insurance and services segment was $135.1 million, or 6.6%.  Direct premiums and escrow fees in the title insurance and services segment from domestic residential refinance, commercial and residential purchase transactions increased $119.7 million, or 66.1%, $13.7 million, or 1.8%, and $6.5 million, or 0.7%, respectively, in 2019 when compared to 2018.

According to the Mortgage Bankers Association’s January 17, 2020 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 23.4% in 2019 when compared with 2018.  According to the MBA Forecast, the dollar amount of purchase originations increased 5.2% and refinance originations increased 70.4%.  This volume of domestic residential mortgage origination activity contributed to increases in direct premiums and escrow fees for the Company’s direct title operations of 0.7% from domestic residential purchase transactions and 66.1% from domestic refinance transactions in 2019 when compared to 2018.

During 2019, the level of domestic title orders opened per day by the Company’s direct title operations increased 11.3% when compared to 2018.  Residential refinance opened orders per day increased by 51.0%, residential purchase opened orders per day decreased by 1.6% and commercial opened orders per day were flat in 2019 when compared to 2018.

During the second quarter of 2019, the Company initiated an investigation regarding potential unauthorized access to non-public personal information as a result of a vulnerability in one of the Company's applications.  This investigation concluded during the third quarter of 2019.  The investigation identified imaged documents containing non-public personal information pertaining to 32 consumers that likely were accessed without authorization.  These 32 consumers were notified and offered complimentary credit monitoring services.  This incident triggered numerous federal and state governmental inquiries as well as private lawsuits against the Company.  Costs incurred during the year ended December 31, 2019 related to this incident were immaterial to the Company’s results of operations and financial condition.  While, consistent with recent years, the Company expects to increase expenditures on its information security program, costs related specifically to this incident for future periods are expected to be immaterial to the Company’s results of operations and financial condition.  Furthermore, the Company has insurance that may cover certain costs associated with this incident.  Similarly, this incident’s impact on the Company’s business is expected to be immaterial.

The Company’s title insurance and services segment has benefited from rising net investment income over the past several years.  This positive trend in net investment income was due to increases in short-term interest rates and higher average balances.  The increase in short-term interest rates was driven by actions taken by the Federal Reserve to increase the federal funds rate.  The higher average balances were largely driven by strength in the Company’s commercial business.  However, the Federal Reserve decreased the federal funds rate 50 basis points and 25 basis points during the third and fourth quarters of 2019, respectively, which will negatively impact the Company’s net investment income in 2020.  Additionally, any future decreases in short-term interest rates or average balances will have a negative impact on future net investment income.

The Company is increasingly utilizing decision science and other innovative technologies, processes and techniques to speed the delivery of its products, increase efficiency and otherwise improve the customer experience.  These efforts include streamlining the closing process by converting certain manual processes into digital ones, which improves the customer experience by simplifying and reducing the time it takes to close a transaction, reducing the risk of fraud and improving communication.  These efforts also include the automation of many of the tasks required to build and update title plants and to search and examine title records, among others.  While many of these initiatives are also designed to decrease risk, they present risks of their own.  The degree to which these innovative efforts will be successful, and their ultimate impact on the Company’s results of operations, is uncertain.

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

Title Insurance and Services

	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums and escrow fees	$2,188,056	$2,052,951	$2,022,384	$135,105	6.6	$30,567	1.5
Agent premiums	2,373,140	2,284,906	2,360,659	88,234	3.9	(75,753)	(3.2)
Information and other	776,124	770,725	766,018	5,399	0.7	4,707	0.6
Net investment income	282,910	223,318	137,439	59,592	26.7	85,879	62.5
Net realized investment gains (losses)	55,722	(49,119)	6,656	104,841	213.4	(55,775)	NM [1]
	5,675,952	5,282,781	5,293,156	393,171	7.4	(10,375)	(0.2)
Expenses
Personnel costs	1,701,742	1,671,846	1,636,429	29,896	1.8	35,417	2.2
Premiums retained by agents	1,874,266	1,799,836	1,863,356	74,430	4.1	(63,520)	(3.4)
Other operating expenses	805,480	793,364	788,074	12,116	1.5	5,290	0.7
Provision for policy losses and other claims	182,450	173,520	175,322	8,930	5.1	(1,802)	(1.0)
Depreciation and amortization	121,643	119,053	121,540	2,590	2.2	(2,487)	(2.0)
Premium taxes	62,938	62,646	62,545	292	0.5	101	0.2
Interest	15,220	7,513	3,526	7,707	102.6	3,987	113.1
	4,763,739	4,627,778	4,650,792	135,961	2.9	(23,014)	(0.5)
Income before income taxes	$912,213	$655,003	$642,364	$257,210	39.3	$12,639	2.0
Margins	16.1%	12.4%	12.1%	3.7%	29.8	0.3%	2.5

(1)	Not meaningful

Direct premiums and escrow fees increased $135.1 million, or 6.6%, in 2019 from 2018 and $30.6 million, or 1.5%, in 2018 from 2017.  The increase in direct premiums and escrow fees in 2019 from 2018 was primarily due to an increase in the domestic title orders closed by the Company’s direct title operations, partially offset by a decrease in domestic average revenues per order closed.  The increase in direct premiums and escrow fees in 2018 from 2017 was primarily due to an increase in domestic average revenues per order closed, partially offset by a decrease in the domestic title orders closed by the Company’s direct title operations.  The domestic average revenues per order closed were $2,558, $2,600 and $2,264 for 2019, 2018 and 2017, respectively.  The 1.6% decrease in average revenues per order closed in 2019 from 2018 was primarily due to a shift in the mix of direct revenues generated from higher premium commercial products to lower premium residential refinance products, partially offset by higher revenues per order from commercial transactions and higher residential real estate values.  The 14.8% increase in average revenues per order closed in 2018 from 2017 was primarily due to a shift in the mix of direct revenues generated from lower premium residential refinance products to higher premium commercial products, higher average revenues per order from commercial transactions, higher residential real estate values, and premium and fee increases related to residential purchase transactions.  The Company’s direct title operations closed 795,800, 730,800 and 823,700 domestic title orders during 2019, 2018 and 2017, respectively.  The 8.9% increase in orders closed in 2019 from 2018 and the 11.3% decrease in orders closed in 2018 from 2017 were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums increased $88.2 million, or 3.9%, in 2019 from 2018 and decreased $75.8 million, or 3.2%, in 2018 from 2017.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.  As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums.  Therefore, full year agent premiums typically reflect mortgage origination activity from the fourth quarter of the prior year through the third quarter of the current year. The increase in agent premiums in 2019 from 2018 was generally consistent with the 2.6% increase in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2019 as compared with the twelve months ended September 30, 2018.  The decrease in agent premiums in 2018 from 2017 was generally consistent with the 1.0% increase in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2018 as compared with the twelve months ended September 30, 2017.

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

Information and other revenues increased $5.4 million, or 0.7%, in 2019 from 2018 and $4.7 million, or 0.6%, in 2018 from 2017. The increase in information and other revenues in 2019 from 2018 was primarily attributable to the growth in real estate transactions and mortgage origination activity that led to higher demand for the Company’s title information products, partially offset by changes in certain contractual arrangements that require the netting of production related costs against related revenues and lower demand for the Company’s default information products due to a decrease in loss mitigation activities.  The increase in information and other revenues in 2018 from 2017 was driven by acquisitions.  Excluding the $42.2 million impact of new acquisitions for the year ended December 31, 2018, information and other revenues decreased $37.5 million, or 4.9%, in 2018 compared to 2017.  The decrease in 2018 from 2017, adjusted for the impact of new acquisitions, was primarily due to lower demand for the Company’s valuation services, fulfillment services, and automated products driven by a decrease in mortgage origination volumes and, to a lesser extent, lower demand for the Company’s default information products driven by a decrease in loss mitigation activities.

Net investment income increased $59.6 million, or 26.7%, in 2019 from 2018 and $85.9 million, or 62.5%, in 2018 from 2017.  The increases were primarily attributable to higher average balances due primarily to strength in the Company’s commercial business and higher short-term interest rates, which drove higher income from the Company’s cash and investment portfolio, tax-deferred property exchange business and escrow balances.

Net realized investment gains were $55.7 million for 2019 and were primarily from an increase in the fair values of equity securities of $56.3 million.  Net realized investment losses were $49.1 million for 2018 and were primarily from a decrease in the fair values of equity securities of $32.6 million and losses from the sales of debt securities.  Net realized investment gains totaled $6.7 million for 2017 and were primarily from the sales of debt and equity securities, partially offset by a $6.6 million loss recognized when the Company purchased the remaining equity ownership in an investment in an affiliate during the third quarter of 2017.  Net realized investment gains for 2019, 2018 and 2017 included impairment losses of $7.8 million, $1.1 million and $3.0 million, respectively.  The impairment losses in 2019, 2018 and 2017 primarily related to internally developed software, the retirement of a trade name and title plants, respectively.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs.  This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs increased $29.9 million, or 1.8%, in 2019 from 2018 and $35.4 million, or 2.2%, in 2018 from 2017. The increase in personnel costs in 2019 from 2018 was primarily attributable to higher incentive compensation, employee benefit and overtime expenses, partially offset by lower salary, payroll tax and severance expenses.  The increase in incentive compensation expense was due to the Company’s higher profitability.  The increase in employee benefit costs was due to a higher expected 401(k) savings plan match driven by improved financial results.  The decrease in salary and payroll tax expense was driven by lower average headcount in 2019 when compared with 2018.  The increase in personnel costs in 2018 from 2017 was driven by acquisitions.  Excluding the $28.3 million impact of new acquisitions for the year ended December 31, 2018, personnel costs increased $7.1 million, or 0.4%, in 2018 compared to 2017. The slight increase in 2018 from 2017, adjusted for the impact of acquisitions, was primarily attributable to higher employee benefit, salary, severance and stock-based compensation expenses, partially offset by lower incentive compensation, overtime and temporary labor expenses.  The increase in employee benefit costs was due to a higher 401(k) savings plan match.  The higher salary expense was due to one additional payroll day and higher average headcount in our international operations.  Personnel costs included severance expense of $6.5 million, $15.2 million and $10.1 million for 2019, 2018 and 2017, respectively.

The Company continues to closely monitor order volumes and related staffing levels and intends to adjust staffing levels as considered necessary.  The Company’s direct title operations opened 1,093,000, 981,800 and 1,069,000 domestic title orders in 2019, 2018 and 2017, respectively, representing an increase of 11.3% in 2019 from 2018 and a decrease of 8.2% in 2018 from 2017.

A summary of premiums retained by agents and agent premiums is as follows:

	2019	2018	2017
	(in thousands, except percentages)
Premiums retained by agents	$1,874,266	$1,799,836	$1,863,356
Agent premiums	$2,373,140	$2,284,906	$2,360,659
% retained by agents	79.0%	78.8%	78.9%

The premium split between underwriter and agents is in accordance with the respective agency contracts and can vary from region to region due to divergences in real estate closing practices and state regulations.  As a result, the percentage of title premiums retained by agents can vary due to the geographic mix of revenues from agency operations.  The changes in the percentage of title premiums retained by agents in 2019 from 2018 and in 2018 from 2017 were primarily due to changes in the geographic mix of agency revenues.

Other operating expenses (principally related to direct operations) increased $12.1 million, or 1.5%, in 2019 from 2018 and $5.3 million, or 0.7%, in 2018 from 2017.  The increase in 2019 from 2018 in other operating expenses was primarily attributable to higher software expense, higher production related costs driven by the growth in transaction activity, and impairments related to certain leases that were impacted by the consolidation of office locations related to a previous acquisition.  These increases were partially offset by lower foreign currency exchange losses, lower computer hardware related costs and lower regulatory costs due to the recording of a reserve related to a legacy regulatory matter during the third quarter of 2018.  The increase in other operating expenses in 2019 from 2018 was also partially offset by changes in certain contractual arrangements that require the netting of production related costs against related revenues.  The increase in other operating expenses in 2018 from 2017 was driven by acquisitions.  Excluding the $19.6 million impact of acquisitions for the year ended December 31, 2018, other operating expenses decreased $14.3 million, or 1.8%, in 2018 compared to 2017.  The decrease in other operating expenses in 2018 from 2017, adjusted for the impact of new acquisitions, was primarily attributable to a reduction in discretionary spending, an increase in earnings credits and small decreases across several expense categories, partially offset by higher software expense and foreign currency exchange losses.  The decrease was also related to an $8.5 million out-of-period adjustment recorded in the fourth quarter of 2017 to write-off certain uncollectible balances related to fees that should have been previously written off.  For further discussion of this out-of-period adjustment see Note 1 Basis of Presentation and Significant Accounting Policies to the consolidated financial statements.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the years ended December 31, 2019, 2018 and 2017.

The current year rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.

As of December 31, 2019, the IBNR claims reserve for the title insurance and services segment was $904.0 million, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $708.8 million to $945.7 million. The range limits are $195.2 million below and $41.7 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

The 2018 rate of 4.0% reflected the ultimate loss rate for policy year 2018 and no change in the loss reserve estimates for prior policy years.

The 2017 rate of 4.0% reflected the ultimate loss rate for policy year 2017 and no change in the loss reserve estimates for prior policy years.

Depreciation and amortization expense increased $2.6 million, or 2.2%, in 2019 from 2018 and decreased $2.5 million, or 2.0%, in 2018 from 2017.  The increase in depreciation and amortization expense in 2019 from 2018 was primarily attributable to higher amortization expense associated with internally developed software.  The decrease in depreciation and amortization expense in 2018 from 2017 was primarily attributable to 2017 being impacted by $5.3 million of accelerated amortization charges, resulting from a shortened useful life for a software interface, and $4.7 million in out-of-period adjustments to fully amortize certain title plant imaging assets that were misclassified as title plant assets.  The decrease in 2018 was partially offset by $7.7 million of amortization expense related to recent acquisitions.  For further discussion of this out-of-period adjustment see Note 1 Basis of Presentation and Significant Accounting Policies to the consolidated financial statements.

Insurers generally are not subject to state income or franchise taxes.  However, in lieu thereof, a premium tax is imposed on certain operating revenues, as defined by statute.  Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues.  The Company’s noninsurance subsidiaries are subject to state income tax and do not pay premium tax.  Accordingly, the Company’s total tax burden at the state level for the title insurance and services segment is composed of a combination of premium taxes and state income taxes.  Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for the years ended December 31, 2019, 2018 and 2017.

Interest expense increased $7.7 million, or 102.6%, in 2019 from 2018 and $4.0 million, or 113.1%, in 2018 from 2017.  The increases were primarily attributable to higher interest paid on secured financings payable and higher interest paid related to customer deposits at the Company’s banking subsidiary, First American Trust, FSB.  The increases in interest paid on secured financings payable and on customer deposits were due to increases in average balances and higher interest rates paid.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to the relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase.  Title insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as closed order volumes.  Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity.  Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations.  Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  The pre-tax margins were 16.1%, 12.4% and 12.1% for the years ended December 31, 2019, 2018 and 2017, respectively.

Specialty Insurance

	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums	$471,217	$454,718	$439,470	$16,499	3.6	$15,248	3.5
Information and other	12,742	11,802	11,259	940	8.0	543	4.8
Net investment income	11,249	10,190	9,713	1,059	10.4	477	4.9
Net realized investment gains (losses)	10,682	(7,368)	4,578	18,050	245.0	(11,946)	(260.9)
	505,890	469,342	465,020	36,548	7.8	4,322	0.9
Expenses
Personnel costs	80,120	75,355	71,604	4,765	6.3	3,751	5.2
Other operating expenses	80,705	74,025	67,813	6,680	9.0	6,212	9.2
Provision for policy losses and other claims	263,590	279,113	275,088	(15,523)	(5.6)	4,025	1.5
Depreciation and amortization	7,225	6,721	6,351	504	7.5	370	5.8
Premium taxes	7,674	7,129	7,256	545	7.6	(127)	(1.8)
	439,314	442,343	428,112	(3,029)	(0.7)	14,231	3.3
Income before income taxes	$66,576	$26,999	$36,908	$39,577	146.6	$(9,909)	(26.8)
Margins	13.2%	5.8%	7.9%	7.4%	127.6	(2.1)%	(26.6)

Direct premiums increased $16.5 million, or 3.6%, in 2019 from 2018 and $15.2 million, or 3.5%, in 2018 from 2017.  The increases were primarily attributable to higher premiums earned in the home warranty business driven by an increase in the number of home warranty residential service contracts issued and an increase in the average price charged per contract.

Net realized investment gains for the specialty insurance segment were $10.7 million for 2019 and were primarily from the increase in the fair values of equity securities of $10.4 million.  Net realized investment losses were $7.4 million for 2018 and were primarily from a decrease in the fair values of equity securities of $6.1 million and losses from the sales of debt securities.  Net realized investment gains totaled $4.6 million for 2017 and were primarily from the sales of debt and equity securities.

Personnel costs and other operating expenses increased $11.4 million, or 7.7%, in 2019 from 2018 and $10.0 million, or 7.1%, in 2018 from 2017.  The increase in 2019 from 2018 was primarily attributable to increases in professional services, salary, advertising and employee benefit expenses.  The increase in salary expense was due to higher average salaries.  The increase in 2018 from 2017 was primarily attributable to higher salary expense due to higher average salaries, higher allocations related to corporate shared services, and higher advertising, sales tax, and employee benefit expenses.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 49.8% in 2019, 53.8% in 2018 and 53.5% in 2017.  The decrease in rate in 2019 from 2018 was attributable to a decrease in the severity and frequency of claims.  The decrease in the severity of home warranty claims was due to more efficient claims management, which was mainly driven by improved rates with contractors and more efficient allocation of claims to contractors.  The slight increase in rate in 2018 from 2017 was primarily attributable to an increase in claims severity, mostly offset by a decrease in claims frequency.  The increase in claims severity was primarily due to higher claims management costs driven in part by the mix of claims.

The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 73.7% in 2019, 82.3% in 2018 and 85.0% in 2017.  The decrease in rate in 2019 from 2018 was primarily attributable to a decrease in the severity of claims, which was partially due to the wildfires that occurred in 2018.  The current year provision also benefitted from recoveries received during 2019 related to wildfires that occurred in 2018 and 2017.  The decrease in rate in 2018 from 2017 was primarily attributable to the occurrence of one event in 2018 compared with two events in 2017 with losses exceeding property and casualty’s reinsurance retention limit of $5.0 million for each event.  During the fourth quarter of 2018 there was one wildfire in California that exceeded the reinsurance retention limit compared to two separate wildfires during the fourth quarter of 2017 that exceeded the reinsurance retention limit.

Premium taxes as a percentage of specialty insurance segment premiums were 1.6% in 2019 and 2018, and 1.7% in 2017.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal.  With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations.  Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Specialty insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as premium revenues.  Pre-tax margins were 13.2%, 5.8% and 7.9% for the years ended December 31, 2019, 2018 and 2017, respectively.

Corporate

	2019	2018	2017	2019 vs. 2018			2018 vs. 2017
				$ Change	% Change		$ Change	% Change
	(in thousands, except percentages)
Revenues
Net investment income (losses)	$21,896	$(3,115)	$15,326	$25,011	NM	[1]	$(18,441)	(120.3)
	21,896	(3,115)	15,326	25,011	NM	[1]	(18,441)	(120.3)
Expenses
Personnel costs	24,143	1,748	15,506	22,395	NM	[1]	(13,758)	(88.7)
Other operating expenses	38,148	33,879	201,062	4,269	12.6		(167,183)	(83.1)
Depreciation and amortization	153	153	162	—	—		(9)	(5.6)
Interest	33,223	33,569	32,537	(346)	(1.0)		1,032	3.2
	95,667	69,349	249,267	26,318	38.0		(179,918)	(72.2)
Loss before income taxes	$(73,771)	$(72,464)	$(233,941)	$(1,307)	(1.8)		$161,477	69.0

(1)	Not meaningful

Net investment income totaled $21.9 million and $15.3 million in 2019 and 2017, respectively, and net investment losses totaled $3.1 million in 2018.  The change in net investment income for all three years was primarily attributable to fluctuations in earnings on investments associated with the Company’s deferred compensation plan.

Corporate personnel costs and other operating expenses were $62.3 million, $35.6 million and $216.6 million in 2019, 2018 and 2017, respectively.  The increase in 2019 from 2018 was primarily attributable to higher expense related to the Company’s deferred compensation plan.  The decrease in personnel costs and other operating expenses in 2018 from 2017 was primarily attributable to pension settlement costs that the Company recognized related to the termination of its funded defined benefit pension plans of $152.4 million in 2017.

Interest expense decreased $0.3 million, or 1.0%, in 2019 from 2018 and increased $1.0 million, or 3.2%, in 2018 from 2017.  The increase in 2018 from 2017 was due to an increase in the interest rate on borrowings under the Company’s credit facility.  Borrowings under the credit facility bear interest at a variable rate, which increased in 2018 when compared to 2017.

Eliminations

The Company’s inter-segment eliminations were not material for the years ended December 31, 2019, 2018 and 2017.

Income Taxes

Income taxes differ from the amounts computed by applying the federal income tax rates of 21% for 2019 and 2018 and 35.0% for 2017. A reconciliation of these differences is as follows:

	Year ended December 31,
	2019		2018		2017
	(in thousands, except percentages)
Taxes calculated at federal rate	$190,054	21.0%	$128,003	21.0%	$155,866	35.0%
State taxes, net of federal benefit	18,028	2.0	9,941	1.6	(872)	(0.2)
Change in liability for tax positions	(13,563)	(1.5)	875	0.1	(3,482)	(0.8)
Foreign income taxed at different rates	782	0.1	7,287	1.2	(6,163)	(1.3)
Tax reform impact	—	—	(6,804)	(1.1)	(129,139)	(29.0)
Unremitted foreign earnings	2,588	0.3	(146)	—	14,997	3.3
Other items, net	(2,719)	(0.3)	(5,516)	(0.9)	(7,739)	(1.7)
	$195,170	21.6%	$133,640	21.9%	$23,468	5.3%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 21.6% for 2019, 21.9% for 2018 and 5.3% for 2017.  The differences in the effective tax rates year over year are typically due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contributions to pretax income and changes in the ratio of permanent differences to income before income taxes.  In addition, the tax rate for 2019 reflects the resolution of state tax matters from prior years.  The Company’s effective tax rate for 2018 also includes a reduction in the federal tax rate from 35% to 21% as a result of the 2017 comprehensive tax reform legislation known as the Tax Cuts and Jobs Act (the “Tax Reform Act”).  In addition, the Company’s effective tax rate for 2018 reflects the adjustment made to its initial 2017 estimates for the Tax Reform Act.  The Company’s effective tax rate for 2017 reflects the estimated impact of the Tax Reform Act, state tax benefits relating to the termination of the Company’s pension plan, and the release of reserves relating to tax positions taken on prior year tax returns.

Net Income and Net Income Attributable to the Company

Net income and per share information are summarized as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Net income attributable to the Company	$707,410	$474,496	$423,049
Net income per share attributable to the Company’s stockholders:
Basic	$6.26	$4.21	$3.79
Diluted	$6.22	$4.19	$3.76
Weighted-average common shares outstanding:
Basic	113,080	112,613	111,668
Diluted	113,655	113,279	112,435

See Note 13 Earnings Per Share to the consolidated financial statements for further discussion of earnings per share.

Liquidity and Capital Resources

Cash requirements.    The Company generates cash primarily from the sale of its products and services and investment income.  The Company’s current cash requirements include operating expenses, taxes, payments of principal and interest on its debt, capital expenditures, dividends on its common stock, and may include business acquisitions, investments in unconsolidated entities and repurchases of its common stock.  Management forecasts the cash needs of the holding company and its primary subsidiaries and regularly reviews their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.  Based on the Company’s ability to generate cash flows from operations, its liquid-asset position and amounts available on its revolving credit facility, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and obligations for at least the next twelve months.

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

Cash provided by operating activities totaled $913.1 million, $793.2 million and $632.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, after claim payments, net of recoveries, of $415.3 million, $450.8 million and $472.0 million, respectively. The principal nonoperating uses of cash and cash equivalents for the years ended December 31, 2019, 2018 and 2017 were purchases of debt and equity securities, dividends to common stockholders, capital expenditures and business acquisitions, and for the years ended December 31, 2019 and 2018, advances and repayments under secured financing agreements. The most significant nonoperating sources of cash and cash equivalents for the years ended December 31, 2019, 2018 and 2017 were proceeds from the sales and maturities of debt and equity securities, and, for the years ended December 31, 2019 and 2018, borrowings and collections under secured financing agreements. In addition, the decrease in deposits at the Company’s banking operations for the year ended December 31, 2019, reflected a nonoperating use of cash and cash equivalents, and the increases in deposits for the years ended December 31, 2018 and 2017, reflected nonoperating sources of cash and cash equivalents.  The net effect of all activities on total cash and cash equivalents were increases of $18.8 million, $79.9 million and $381.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments.  In January 2020, the Company’s board of directors approved an increase in the Company’s quarterly cash dividend to 44 cents per common share, representing a 5% increase from the prior level of 42 cents per common share.  The dividend increase is effective beginning with the March 2020 dividend.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $250.0 million, of which $161.6 million remained as of December 31, 2019.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  During the year ended December 31, 2019, the Company repurchased and retired 47 thousand shares of its common stock for a total purchase price of $2.1 million and, as of December 31, 2019, had repurchased and retired 3.6 million shares of its common stock under the current authorization for a total purchase price of $88.4 million.

On February 13, 2020, the Company announced the signing of a definitive agreement to acquire a company that provides document, eClose and fulfillment technology for the mortgage industry for a purchase price of $350 million.  The transaction is expected to close by March 31, 2020, subject to certain customary closing conditions, including certain regulatory reviews.  The Company expects to fund the acquisition with operating cash.

Holding company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries.  The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses.  The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements.  The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements.  At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received.  Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders.  As of December 31, 2019, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries in 2020, without prior approval from applicable regulators, was dividends of $508.9 million and loans and advances of $110.3 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies.  Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

The Tax Reform Act amended the Internal Revenue Code to reduce U.S. tax rates and modify policies, credits and deductions for individuals and businesses.  The changes resulting from the Tax Reform Act had an overall favorable impact on the Company’s effective tax rate, resulting in less cash required for tax payments, and the Company expects the Tax Reform Act will continue to have an overall favorable impact on its effective tax rate and tax payments in future periods.  In addition, the Tax Reform Act moves the U.S. to a partial territorial tax system, which as a result, reduces the tax costs associated with distributions of earnings from foreign subsidiaries.

As of December 31, 2019, the holding company’s sources of liquidity included $341.7 million of cash and cash equivalents and $540.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    In April 2019, the Company entered into a senior unsecured credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto.  The credit agreement, which is comprised of a $700.0 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350.0 million.  Unless terminated earlier, the credit agreement will terminate on April 30, 2024.  The obligations of the Company under the credit agreement are neither secured nor guaranteed.  Upon entry into the credit agreement, the Company borrowed $160.0 million and repaid the $160.0 million obligation outstanding under the previous $700.0 million senior unsecured credit agreement, which was terminated at that time.  Other proceeds under the credit agreement may be used for general corporate purposes.  At December 31, 2019, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 3.30%.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.  Upon the occurrence of an event of default the lenders may accelerate the loans.  Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate.  As of December 31, 2019, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements.  The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•

FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions.  At December 31, 2019, outstanding borrowings under these facilities totaled $278.4 million.

•

First American Trust, FSB, a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with certain correspondent institutions.  In addition, First American Trust, FSB is a party to master repurchase agreements under which securities may be loaned or sold.  At December 31, 2019, no amounts were outstanding under any of these facilities.

•

First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At December 31, 2019, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 18.5% and 17.8% at December 31, 2019 and 2018, respectively.

Investment portfolio.    The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of December 31, 2019, 94% of the Company’s investment portfolio consisted of debt securities, of which 68% were either United States government-backed or rated AAA and 98% were either rated or classified as investment grade. Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s investment portfolio at December 31, 2019, see Note 3 Debt and Equity Securities to the consolidated financial statements.

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Capital expenditures.    Capital expenditures are primarily related to software development costs and purchases of property and equipment and software licenses. Capital expenditures totaled $110.5 million, $125.5 million and $136.7 million for 2019, 2018 and 2017, respectively.

Contractual obligations.    A summary of the Company’s contractual obligations at December 31, 2019, due by period, is as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Notes and contracts payable (1)	$730,642	$5,323	$10,552	$714,767	$—
Interest on notes and contracts payable	107,138	30,719	50,106	26,313	—
Secured financings payable	278,412	278,412	—	—	—
Operating leases	361,981	86,241	134,465	79,351	61,924
Deposits	3,337,431	3,337,431	—	—	—
Claims losses	1,063,044	254,246	228,832	149,010	430,956
Employee benefit plans	384,166	15,459	32,652	33,367	302,688
	$6,262,814	$4,007,831	$456,607	$1,002,808	$795,568

(1)	The amounts presented exclude debt issuance costs and discounts on senior unsecured notes.

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

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $7.3 billion and $7.6 billion at December 31, 2019 and 2018, respectively, of which $3.2 billion and $3.6 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.2 billion and $3.6 billion at December 31, 2019 and 2018, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets.  However, the Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $3.0 billion and $2.7 billion at December 31, 2019 and 2018, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

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

The Company’s exposure to interest rate changes primarily results from the Company’s significant portfolio of debt securities, which includes a high proportion of fixed-income securities, and from its financing activities. In general, the fair value of fixed-income securities increases or decreases inversely with changes in market interest rates.  The Company also considers its investments in preferred stock to be exposed to interest rate risk.  The fair values of the Company’s debt securities portfolio at December 31, 2019 and 2018 were $5.9 billion and $5.7 billion, respectively.  One means of assessing the exposure of the Company’s debt securities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical parallel and instantaneous shift in interest rates across all maturities.  Under this model, with all other factors held constant, the Company estimates that increases in interest rates of 100 and 200 basis points could cause the fair value of its debt securities portfolio (including investments in preferred stock) at December 31, 2019 to decrease by approximately $197 million, or 3.3%, and $421 million, or 7.1%, respectively, and at December 31, 2018 to decrease by approximately $198 million, or 3.5%, and $408 million, or 7.1%, respectively.

With respect to adjustable-rate debt, the Company is primarily exposed to the effects of changes in prevailing interest rates through its variable-rate credit facility and its interest bearing escrow deposit liabilities.  As of December 31, 2019 and 2018, the Company had $160.0 million outstanding under its credit facility. Assuming the full utilization of available funds under the facility of $700.0 million at December 31, 2019 and 2018, and assuming that the borrowings were outstanding for the entire year, increases of 50 and 100 basis points in the prevailing interest rate on the Company’s credit facility would result in increases in interest expense of $3.5 million and $7.0 million for 2019 and 2018.

The Company’s interest bearing escrow deposit liabilities totaled $1.8 billion and $2.5 billion at December 31, 2019 and 2018, respectively.  These variable-rate customer savings accounts are subject to market rate fluctuations.  The weighted-average interest rate was 0.17% and 0.12% for 2019 and 2018, respectively. Assuming increases in interest rates of 25 and 50 basis points and that the deposit amounts at December 31, 2019 and 2018 are held constant for the entire year, interest expense for 2019 would be higher by $4.6 million and $9.2 million, respectively, and 2018 would be higher by $6.2 million and $12.5 million, respectively.

Equity Price Risk

The Company is also subject to equity price risk related to its equity securities portfolio. The fair value of the Company’s equity securities portfolio (excluding preferred stock of $18.1 million and $14.2 million) was $374.2 million and $339.4 million as of December 31, 2019 and 2018, respectively.  Assuming broad-based declines in equity market prices of 10% and 20%, with all other factors held constant, the fair value of the Company’s equity securities at December 31, 2019 could decrease by $37.4 million and $74.8 million, respectively, and at December 31, 2018 could decrease by $33.9 million and $67.9 million, respectively.

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

The Company’s overall investment securities portfolio maintains an average credit quality rating of AA. For further information on the credit quality of the Company’s investment portfolio at December 31, 2019, see Note 3 Debt and Equity Securities to the consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

First American Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First American Financial Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in accounting principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for Leases in 2019 and the manner in which it accounts for unrealized gains and losses associated with equity securities in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the Incurred But Not Reported Loss Reserve - Title Claims

As described in Notes 1 and 9 to the consolidated financial statements, as of December 31, 2019, approximately $904 million of the Company’s reserve for known and incurred but not reported claims represented the incurred but not reported (“IBNR”) loss reserve balance for the title insurance and services segment. Management provides for title insurance losses through a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a loss provision rate to total title insurance premiums and escrow fees. Management estimates the loss provision rate at the beginning of each year and reassesses the rate quarterly, which involves an evaluation of the results of an in-house actuarial review. The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and loss development factors. For recent policy years at early stages of development (generally the last three years), IBNR is generally estimated using a combination of expected loss rate and multiplicative loss development factor calculations. For more mature policy years, IBNR generally is estimated using multiplicative loss development factor calculations. Current economic and business trends are also reviewed and used in the reserve analysis. These include conditions in the real estate and mortgage markets, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience.

The principal considerations for our determination that performing procedures relating to the valuation of the IBNR loss reserve - title claims is a critical audit matter are there was significant judgment by management when developing their estimate of the IBNR loss reserve. This in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the actuarial methods, which included significant assumptions related to loss development factors and expected loss rate. Also, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the IBNR loss reserve - title claims, including controls over the selection of actuarial methods and development of significant assumptions, including loss development factors and expected loss rate. For certain product lines, these procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the IBNR loss reserve for title claims, on a test basis, and comparison of this independent estimate to management’s actuarially determined reserve. Developing the independent estimate involved testing the completeness and accuracy of data provided by management. For other product lines, procedures also included, among others, testing the completeness and accuracy of data provided by management and the involvement of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of management’s actuarial methods and evaluating the reasonableness of assumptions related to loss development factors and expected loss rate used in those methods.

/s/PricewaterhouseCoopers LLP

Los Angeles, California

February 18, 2020

We have served as the Company’s auditor since 2009.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$1,485,959	$1,467,129
Accounts and accrued income receivable, less allowances of $21,984 and $22,841	324,385	325,686
Income taxes receivable	10,967	11,007
Investments:
Deposits with banks	44,422	36,209
Debt securities, includes pledged securities of $91,636 and $110,975	5,913,636	5,713,811
Equity securities	392,318	353,535
Other investments	239,067	121,965
	6,589,443	6,225,520
Secured financings receivable	287,459	76,311
Property and equipment, net	442,014	457,840
Operating lease assets	291,385	—
Title plants and other indexes	579,674	577,467
Deferred income taxes	18,283	16,636
Goodwill	1,150,908	1,144,166
Other intangible assets, net	91,833	109,372
Other assets	246,857	219,501
	$11,519,167	$10,630,635
LIABILITIES AND EQUITY
Deposits	$3,337,431	$3,786,183
Accounts payable and accrued liabilities:
Accounts payable	58,576	47,079
Personnel costs	218,415	199,711
Pension costs and other retirement plans	439,390	386,264
Other	103,975	145,634
	820,356	778,688
Deferred revenue	252,331	243,280
Reserve for known and incurred but not reported claims	1,063,044	1,042,679
Income taxes payable	25,475	8,988
Deferred income taxes	266,108	217,097
Operating lease liabilities	322,776	—
Secured financings payable	278,412	76,313
Notes and contracts payable	728,232	732,019
	7,094,165	6,885,247
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares;
Outstanding—112,476 shares and 111,496 shares	1	1
Additional paid-in capital	2,300,926	2,258,290
Retained earnings	2,161,049	1,644,165
Accumulated other comprehensive loss	(41,492)	(160,575)
Total stockholders’ equity	4,420,484	3,741,881
Noncontrolling interests	4,518	3,507
Total equity	4,425,002	3,745,388
	$11,519,167	$10,630,635

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Direct premiums and escrow fees	$2,659,273	$2,507,669	$2,461,854
Agent premiums	2,373,140	2,284,906	2,360,659
Information and other	787,831	781,467	776,214
Net investment income	315,413	230,289	162,402
Net realized investment gains (losses)	66,404	(56,487)	11,234
	6,202,061	5,747,844	5,772,363
Expenses:
Personnel costs	1,806,005	1,748,949	1,723,539
Premiums retained by agents	1,874,266	1,799,836	1,863,356
Other operating expenses	923,298	900,208	1,055,886
Provision for policy losses and other claims	446,040	452,633	450,410
Depreciation and amortization	129,021	125,927	128,053
Premium taxes	70,612	69,775	69,801
Interest	47,801	40,978	35,987
	5,297,043	5,138,306	5,327,032
Income before income taxes	905,018	609,538	445,331
Income taxes	195,170	133,640	23,468
Net income	709,848	475,898	421,863
Less: Net income (loss) attributable to noncontrolling interests	2,438	1,402	(1,186)
Net income attributable to the Company	$707,410	$474,496	$423,049
Net income per share attributable to the Company’s stockholders:
Basic	$6.26	$4.21	$3.79
Diluted	$6.22	$4.19	$3.76
Cash dividends declared per share	$1.68	$1.60	$1.44
Weighted-average common shares outstanding:
Basic	113,080	112,613	111,668
Diluted	113,655	113,279	112,435

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$709,848	$475,898	$421,863
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	125,283	(38,418)	63,563
Foreign currency translation adjustment	13,960	(26,796)	24,744
Pension benefit adjustment	(20,161)	12,680	74,597
Total other comprehensive income (loss), net of tax	119,082	(52,534)	162,904
Comprehensive income	828,930	423,364	584,767
Less: Comprehensive income (loss) attributable to noncontrolling interests	2,437	1,384	(1,173)
Comprehensive income attributable to the Company	$826,493	$421,980	$585,940

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2016	109,944	$1	$2,191,756	$1,046,822	$(230,400)	$3,008,179	$6,170	$3,014,349
Net income (loss) for 2017	—	—	—	423,049	—	423,049	(1,186)	421,863
Dividends on common shares	—	—	—	(159,284)	—	(159,284)	—	(159,284)
Shares issued in connection with share-based compensation	981	—	6,226	(3,494)	—	2,732	—	2,732
Share-based compensation	—	—	37,399	—	—	37,399	—	37,399
Net activity related to noncontrolling interests	—	—	970	—	—	970	(1,927)	(957)
Other	—	—	—	4,019	—	4,019	—	4,019
Other comprehensive income	—	—	—	—	162,891	162,891	13	162,904
Balance at December 31, 2017	110,925	1	2,236,351	1,311,112	(67,509)	3,479,955	3,070	3,483,025
Cumulative effect adjustment	—	—	—	40,550	(40,550)	—	—	—
Net income for 2018	—	—	—	474,496	—	474,496	1,402	475,898
Dividends on common shares	—	—	—	(178,487)	—	(178,487)	—	(178,487)
Purchase of Company shares	(425)	—	(18,801)	—	—	(18,801)	—	(18,801)
Shares issued in connection with share-based compensation	996	—	(599)	(3,506)	—	(4,105)	—	(4,105)
Share-based compensation	—	—	41,145	—	—	41,145	—	41,145
Net activity related to noncontrolling interests	—	—	194	—	—	194	(947)	(753)
Other comprehensive loss	—	—	—	—	(52,516)	(52,516)	(18)	(52,534)
Balance at December 31, 2018	111,496	1	2,258,290	1,644,165	(160,575)	3,741,881	3,507	3,745,388
Cumulative effect adjustment (Note 1)	—	—	—	1,283	—	1,283	—	1,283
Net income for 2019	—	—	—	707,410	—	707,410	2,438	709,848
Dividends on common shares	—	—	—	(188,440)	—	(188,440)	—	(188,440)
Purchase of Company shares	(47)	—	(2,066)	—	—	(2,066)	—	(2,066)
Shares issued in connection with share-based compensation	1,027	—	2,182	(3,369)	—	(1,187)	—	(1,187)
Share-based compensation	—	—	42,474	—	—	42,474	—	42,474
Net activity related to noncontrolling interests	—	—	46	—	—	46	(1,426)	(1,380)
Other comprehensive income (loss)	—	—	—	—	119,083	119,083	(1)	119,082
Balance at December 31, 2019	112,476	$1	$2,300,926	$2,161,049	$(41,492)	$4,420,484	$4,518	$4,425,002

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$709,848	$475,898	$421,863
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	446,040	452,633	450,410
Depreciation and amortization	129,021	125,927	128,053
Amortization of premiums and accretion of discounts on debt securities, net	26,781	26,994	31,211
Net realized investment (gains) losses	(66,404)	56,487	(11,234)
Share-based compensation	42,474	41,145	37,399
Equity in earnings of affiliates, net	(2,836)	(2,717)	(3,785)
Dividends from equity method investments	5,628	4,909	11,083
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(415,321)	(450,756)	(472,047)
Net change in income tax accounts	16,399	42,079	(102,819)
(Increase) decrease in accounts and accrued income receivable	(27,240)	5,264	12,426
Increase in accounts payable and accrued liabilities	45,549	15,303	127,683
Increase in deferred revenue	10,343	2,741	10,238
Other, net	(7,193)	(2,742)	(8,347)
Cash provided by operating activities	913,089	793,165	632,134
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of acquisitions/dispositions	(19,674)	(79,171)	(82,993)
Net (increase) decrease in deposits with banks	(8,307)	3,361	(18,319)
Purchases of debt and equity securities	(2,340,836)	(3,157,893)	(1,970,597)
Proceeds from sales of debt and equity securities	1,331,192	1,501,402	1,163,765
Proceeds from maturities of debt securities	1,006,755	640,558	641,442
Investments in unconsolidated entities	(101,000)	(1,210)	(150)
Net change in other investments	(3,842)	(5,582)	3,913
Advances under secured financing agreements	(8,001,099)	(2,380,878)	—
Collections of secured financings receivable	7,789,951	2,374,329	—
Capital expenditures	(106,979)	(118,170)	(134,206)
Proceeds from sales of property and equipment	647	2,630	9,977
Proceeds from insurance settlement	960	—	—
Cash used for investing activities	(452,232)	(1,220,624)	(387,168)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(448,752)	715,617	291,088
Borrowings under secured financing agreements	7,991,617	2,380,976	—
Repayments of secured financings payable	(7,789,518)	(2,374,426)	—
Borrowings under unsecured credit agreement	160,000	—	—
Repayments of notes and contracts payable	(165,569)	(5,294)	(5,543)
Net activity related to noncontrolling interests	(1,154)	(745)	(969)
Net (payments) proceeds in connection with share-based compensation	(1,187)	(4,105)	2,732
Purchase of Company shares	(2,066)	(18,801)	—
Payments of cash dividends	(188,440)	(178,487)	(159,284)
Cash (used for) provided by financing activities	(445,069)	514,735	128,024
Effect of exchange rate changes on cash	3,042	(7,373)	8,098
Net increase in cash and cash equivalents	18,830	79,903	381,088
Cash and cash equivalents—Beginning of year	1,467,129	1,387,226	1,006,138
Cash and cash equivalents—End of year	$1,485,959	$1,467,129	$1,387,226
SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$46,266	$39,183	$33,680
Premium taxes	$68,276	$68,526	$66,785
Income taxes, less refunds of $1,604, $7,255 and $52,153	$178,743	$91,745	$126,208

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

First American Financial Corporation (the “Company”), through its subsidiaries, is engaged in the business of providing financial services. The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally.  This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions, many of which products, services and solutions involve the use of real property-related data; maintains, manages and provides access to title plant data and records; and provides appraisals and other valuation-related products and services, lien release and document custodial services, warehouse lending services, default-related products and services, evidence of title, and banking, trust and wealth management services.  The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents.  Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories.  The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets.

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products.  The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage.  This business is licensed to issue policies in all 50 states and the District of Columbia and actively issues policies in 47 states.  The majority of policy liability is in the western United States, including approximately 59% in California.  In certain markets it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance.  The home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period.  This business currently operates in 36 states and the District of Columbia.

The corporate function consists primarily of certain financing facilities as well as the corporate services that support the Company’s business operations.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and reflect the consolidated operations of the Company. The consolidated financial statements include the accounts of First American Financial Corporation and all controlled subsidiaries. All significant intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method. Equity investments in which the Company does not exercise significant influence over the investee and without readily determinable fair values, are accounted for at cost, less impairment and are adjusted up or down for any observable price changes.

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

Cash equivalents

The Company considers cash equivalents to be all short-term investments that have an initial maturity of 90 days or less and are not restricted.

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

Debt securities

Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, foreign governments, various U.S. and foreign corporations, certain state and political subdivisions and mortgage-backed securities. The Company classifies its debt securities as available-for-sale with unrealized gains or losses recorded as a component of accumulated other comprehensive loss.

The Company maintains investments in debt securities in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits. At December 31, 2019 and 2018, the fair values of such investments totaled $91.6 million and $111.0 million, respectively. See Note 2 Statutory Restrictions on Investments and Stockholders’ Equity for additional discussion of the Company’s statutory restrictions.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is other-than-temporarily impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2019, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

As a result of its security-level review, the Company did not recognize any other-than-temporary impairment losses considered to be credit related for the years ended December 31, 2019, 2018 and 2017. It is possible that the Company could recognize additional other-than-temporary impairment losses on securities it owns at December 31, 2019 if future events or information cause it to determine that a decline in fair value is other-than-temporary.

Equity securities

Equity securities are carried at fair value and consist primarily of investments in exchange traded funds, mutual funds and marketable preferred stocks of corporate entities.  Changes in the fair values of the Company’s equity securities are recognized in net realized investment gains/losses on the consolidated statements of income.

Other investments

Other investments consist primarily of equity investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary; equity investments in which the Company does not exercise significant influence over the investee and without readily determinable fair values; investments in real estate; and notes receivable.

Equity investments in which the Company exercises significant influence but does not control, and is not the primary beneficiary, are accounted for under the equity method of accounting.  These investments are initially measured at cost and are generally adjusted by the Company’s share of equity in the income or losses of the investee.  The carrying values of these investments are written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In making the determination as to whether an individual investment is impaired, the Company assesses the current and expected financial condition of each relevant entity, including, but not limited to, the anticipated ability of the entity to make its contractually required payments to the Company (with respect to debt obligations to the Company), the results of valuation work performed with respect to the entity, the entity’s anticipated ability to generate sufficient cash flows and the market conditions in the industry in which the entity is operating.

Equity investments in which the Company does not exercise significant influence over the investee and without readily determinable fair values are measured at cost, less impairment and are adjusted up or down for any observable price changes.

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

Property and equipment

Buildings and furniture and equipment are initially recorded at cost and are generally depreciated using the straight-line method over estimated useful lives ranging from 5 to 40 years and from 2 to 15 years, respectively.  Leasehold improvements are initially recorded at cost and are amortized over the lesser of the remaining term of the respective lease or the estimated useful life, using the straight-line method. Computer software, which is acquired or developed for internal use and for use with the Company’s products, is amortized over estimated useful lives ranging from 2 to 15 years using the straight-line method. Software development costs, which include certain payroll-related costs of employees directly associated with developing software in addition to incremental payments to third parties, are capitalized from the time technological feasibility is established until the software is ready for use.

Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. If the undiscounted cash flow analysis indicates that the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying amount over its fair value. Impairment losses on property and equipment primarily related to impairments of internally developed software of $6.0 million for the year ended December 31, 2019. Impairment losses on property and equipment were not material for the years ended December 31, 2018 and 2017.

Leases

The Company is, generally, a lessee in leases of commercial real estate, including office buildings and office space, and also certain equipment.  Most of the Company’s leases of commercial real estate include one or more options to renew, with renewal terms that can extend the lease term from one to five years, and some leases include options to terminate the lease within the first year.

On January 1, 2019, the Company adopted updated accounting guidance which requires lessees in leasing arrangements to recognize a lease asset and a liability to make lease payments on the balance sheet.  In connection with its lease commitments the Company recognizes a lease liability equal to the present value of future lease payments discounted using its incremental borrowing rate and recognizes a lease asset equal to the lease liability, adjusted for any prepaid or accrued lease payments, lease incentives and initial direct costs.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As most of the Company’s leases do not provide an implicit discount rate, the Company applies its incremental borrowing rate, which is based on the information available as of the commencement date, in determining the present value of its lease payments.

The Company has elected the practical expedient for its leases of commercial real estate whereby it does not separately account for nonlease components (e.g., common-area maintenance costs) from the associated lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) and instead accounts for both components as a single lease component for purposes of recognizing lease assets and liabilities.  Variable lease costs, which include any variable lease and nonlease components and rents that vary based on changes to an index or rate, are expensed as incurred.

The Company has also elected the practical expedient which allows for leases with an initial term of 12 months or less to be excluded from recognition on the balance sheet and for which lease expense is recognized on a straight-line basis over the lease term.

Management recognizes an impairment loss when the carrying amount of a lease asset is not recoverable and exceeds its fair value.  The carrying amount is considered not recoverable if it exceeds the sum of the undiscounted future cash flows that are directly associated with, and that are expected to arise as a result of, the use and eventual disposition of the lease asset.  An impairment loss is measured as the amount by which the carrying amount of a lease asset exceeds its fair value.  Impairment losses related to the Company’s commercial real estate may occur if the Company ceased using all, or a portion of, a leased property while a contractual obligation remains.  Impairment losses related to commercial real estate leases were $7.5 million for 2019.  Prior to 2019, operating lease commitments were not recognized as assets on the balance sheet.

For further information on the Company’s leasing arrangements see Note 5 Leases.

Title plants and other indexes

Title plants and other indexes included title plants of $530.5 million and $530.4 million and capitalized real estate data of $49.2 million and $47.1 million at December 31, 2019 and 2018, respectively. Title plants are carried at cost, with the costs of daily maintenance (updating) charged to expense as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes its title plants at least annually for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. Capitalized real estate data is initially recorded at cost and is amortized using the straight-line method over estimated useful lives ranging from 5 to 15 years.

Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of title plants whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.  If the undiscounted cash flow analysis indicates that the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying amount over its fair value.

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

The Company chose to perform qualitative assessments for its title insurance and home warranty reporting units and performed a quantitative impairment test for its property and casualty insurance reporting unit for 2019, 2018 and 2017. The results of the Company’s qualitative assessments for its title insurance and home warranty reporting units supported the conclusion that their fair values were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary. Based on the results of its quantitative impairment tests, the Company determined that the fair value of its property and casualty insurance reporting unit exceeded the carrying amount and, therefore, no additional analysis was required. As a result of the Company’s annual goodwill impairment assessments, the Company did not record any goodwill impairment losses for 2019, 2018 or 2017.

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

Premiums on property and casualty insurance policies and home warranty contracts are generally recognized ratably over the 12-month duration of the policy or contract.

Information and other revenues are recognized when control of the promised goods or services is transferred to the customer and in an amount that reflects the consideration the Company expects to be entitled to in exchange for these goods or services.

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

The Company applies the optional exemptions allowed under accounting guidance whereby the Company is not required to disclose either the transaction price allocated to performance obligations that are unsatisfied as of the end of the period or an explanation as to when the Company expects to recognize the related revenue.  Such contracts generally include performance obligations that are contingent upon the closing of a real estate transaction or include variable consideration based on order volumes and have remaining contract terms of generally less than three years.  The Company is allowed to apply the optional exemptions to its remaining performance obligations due to 1) the performance obligation is part of a contract that has an original duration of one year or less, 2) the associated revenue being recognized is based on the Company’s right to invoice for the value of the product or service delivered, 3) the associated variable consideration is being allocated entirely to wholly unsatisfied performance obligations or 4) immateriality.

The Company also applies the practical expedient allowed under accounting guidance whereby it can disregard the impact to the transaction price of the effects of a significant financing component for arrangements where the Company expects the period between delivery of the product or service and customer payment to be one year or less.  In addition, the Company applies the practical expedient whereby it recognizes the incremental costs of obtaining a contract as an expense when incurred if the amortization period for the asset that the Company otherwise would have recognized is one year or less.

The Company records a contract asset, and recognizes revenue, upon delivery of certain products related to the closing of a real estate transaction where the Company’s right to payment is subject to the closing of the transaction.  The Company records a contract liability for payments received in advance of revenue recognition for certain products or services. Contract assets and liabilities were not material at December 31, 2019 and 2018.  Revenues recognized during the years ended December 31, 2019 and 2018 that were included in contract liabilities at the beginning of the period were not material.

For information about the Company’s revenues disaggregated by reportable segment see Note 20 Segment Financial Information.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee benefit plans

The Company recognizes the underfunded status of its unfunded supplemental benefit plans as a liability on its consolidated balance sheets. Actuarial gains and losses and prior service costs and credits that have not been previously recognized as a component of net periodic benefit cost are recorded as a component of accumulated other comprehensive loss.  Plan obligations are measured annually as of December 31.

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

Foreign currency

The Company operates in other countries, including Canada, the United Kingdom, South Korea and Australia. The functional currencies of the Company’s foreign subsidiaries are generally their respective local currencies. The financial statements of foreign subsidiaries with local currencies that were determined to be the functional currency are translated into U.S. dollars as follows: assets and liabilities at the exchange rate as of the balance sheet date, equity at the historical rates of exchange, and income and expense amounts at average rates prevailing during the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. For those foreign subsidiaries where the U.S. dollar has been determined to be the functional currency, non-monetary assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with remeasurement gains and losses included in other operating expenses. Gains and losses resulting from foreign currency transactions are included within other operating expenses.

Reinsurance

The Company’s title insurance business assumes and cedes large title insurance risks through reinsurance and its property and casualty insurance business purchases reinsurance to limit risk associated with large losses from single events. Additionally, the Company has limited reinsurance arrangements related to certain products offered through its international operations.  In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer. The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss. The primary insurer generally remains liable to its insured for the total risk, but is reinsured under the terms of the reinsurance agreement. The amount of premiums assumed and ceded is recorded as a component of direct premiums and escrow fees on the Company’s consolidated statements of income. The total amount of premiums assumed and ceded in connection with reinsurance was less than 1.0% of consolidated premium and escrow fees for each of the three years in the period ended December 31, 2019. Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the years ended December 31, 2019, 2018 and 2017.  For information related to payments on reinsured losses for the Company’s property and casualty insurance business see Note 9 Reserve for Known and Incurred But Not Reported Claims.

Escrow deposits and trust assets

The Company administers escrow deposits and trust assets as a service to its customers. Escrow deposits totaled $7.3 billion and $7.6 billion at December 31, 2019 and 2018, respectively, of which $3.2 billion and $3.6 billion, respectively, were held at First American Trust, FSB. The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying consolidated balance sheets. The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.2 billion and $3.6 billion at December 31, 2019 and 2018, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. However, the Company could be held contingently liable for the disposition of these assets.

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

Like-kind exchanges

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds held by the Company totaled $3.0 billion and $2.7 billion at December 31, 2019 and 2018, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Recently Adopted Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued updated guidance that requires the rights and obligations associated with leasing arrangements to be reflected on the balance sheet in order to increase transparency and comparability among organizations.  Under the updated guidance, lessees are required to recognize a right-of-use asset and a liability to make lease payments and disclose key information about leasing arrangements.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2018.  The Company adopted the updated guidance using the modified retrospective transition approach and initially applied the guidance on January 1, 2019.  Upon adoption, the Company recognized deferred gains of $1.3 million on previous sale and operating leaseback transactions as a cumulative-effect adjustment to retained earnings.  The Company elected to adopt the package of practical expedients allowed under the guidance, which was applied to all leases as of the adoption date.  The package of practical expedients included (1) entities could choose not to reassess whether any expired or existing contracts are or contain leases, (2) entities could choose not to reassess the lease classification for any expired or existing leases, and (3) entities could choose not to reassess initial direct costs for any existing leases.  For further information on the Company’s leasing arrangements see Leases within this note and Note 5 Leases.

Pending Accounting Pronouncements:

In December 2019, the FASB issued updated guidance intended to simplify and improve the accounting for income taxes.  The updated guidance eliminates certain exceptions and clarifies and amends certain areas of the guidance.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2020, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued updated guidance that is intended to reduce potential diversity in practice in accounting for the costs of implementing cloud computing arrangements (i.e., hosting arrangements) that are service contracts.  The updated guidance aligns the requirements for capitalizing implementation costs for these arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2018, the FASB issued updated guidance as part of its disclosure framework project intended to improve the effectiveness of disclosures in the notes to the financial statements.  The updated guidance eliminates, adds and modifies certain disclosure requirements related to fair value measurements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  Except for the disclosure requirements, the adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued updated guidance intended to simplify how an entity tests goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under the updated guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized limited to the total amount of goodwill allocated to that reporting unit.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  Except for the disclosure requirements, the adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s consolidated financial statements.

NOTE 2.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments totaling $111.5 million and $129.2 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2019 and 2018, respectively.

Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders.  As of December 31, 2019, under such regulations, the maximum amount available to the Company from its insurance subsidiaries in 2020, without prior approval from applicable regulators, was dividends of $508.9 million and loans and advances of $110.3 million.

The Company’s principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), maintained total statutory capital and surplus of $1.5 billion and $1.2 billion as of December 31, 2019 and 2018, respectively.  Statutory net income for the years ended December 31, 2019, 2018 and 2017 was $473.6 million, $258.4 million and $306.5 million, respectively.  FATICO was in compliance with the minimum statutory capital and surplus requirements as of December 31, 2019.

FATICO is domiciled in Nebraska and its statutory-based financial statements are prepared in accordance with accounting practices prescribed or permitted by the Nebraska Department of Insurance.  The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures Manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the state of Nebraska.  The state of Nebraska has adopted certain prescribed accounting practices that differ from those found in the NAIC SAP.  Specifically, the timing of amounts released from the statutory premium reserve under Nebraska’s required practice differs from NAIC SAP resulting in total statutory capital and surplus that was lower by $235.5 million and $209.0 million at December 31, 2019 and 2018, respectively, than if reported in accordance with NAIC SAP.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statutory accounting principles differ in some respects from GAAP, and these differences include, but are not limited to, non-admission of certain assets (principally limitations on deferred tax assets, goodwill, capitalized furniture and equipment, capitalized software, and premiums and other receivables 90 days past due), reporting of bonds at amortized cost, the lack of recognition of right-of-use assets and lease liabilities on the balance sheet for lease commitments in which the Company is a lessee, changes in the fair values of equity securities, amortization of goodwill, deferral of premiums received as statutory premium reserve, supplemental reserve (if applicable) and exclusion of the incurred but not reported claims reserve.

NOTE 3.    Debt and Equity Securities:

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized cost	Gross unrealized		Estimated fair value
(in thousands)		gains	losses
December 31, 2019
U.S. Treasury bonds	$143,825	$469	$(353)	$143,941
Municipal bonds	1,043,252	47,804	(217)	1,090,839
Foreign government bonds	179,554	1,497	(961)	180,090
Governmental agency bonds	316,318	5,820	(219)	321,919
Governmental agency mortgage-backed securities	3,241,966	43,599	(7,307)	3,278,258
U.S. corporate debt securities	535,878	18,466	(972)	553,372
Foreign corporate debt securities	335,962	9,468	(213)	345,217
	$5,796,755	$127,123	$(10,242)	$5,913,636
December 31, 2018
U.S. Treasury bonds	$162,904	$741	$(1,139)	$162,506
Municipal bonds	1,050,134	7,210	(12,309)	1,045,035
Foreign government bonds	158,885	571	(2,159)	157,297
Governmental agency bonds	319,115	1,145	(4,093)	316,167
Governmental agency mortgage-backed securities	3,219,585	12,030	(29,016)	3,202,599
U.S. corporate debt securities	575,646	1,113	(15,499)	561,260
Foreign corporate debt securities	274,881	551	(6,485)	268,947
	$5,761,150	$23,361	$(70,700)	$5,713,811

Sales of debt securities resulted in realized gains of $12.1 million, $3.3 million and $5.4 million, realized losses of $6.1 million, $20.3 million and $16.4 million, and proceeds of $1.1 billion, $1.3 billion and $821.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized losses on investments in debt securities are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2019
U.S. Treasury bonds	$12,507	$(350)	$3,193	$(3)	$15,700	$(353)
Municipal bonds	29,333	(207)	2,827	(10)	32,160	(217)
Foreign government bonds	112,167	(934)	11,001	(27)	123,168	(961)
Governmental agency bonds	24,493	(142)	14,923	(77)	39,416	(219)
Governmental agency mortgage-backed securities	719,602	(2,785)	637,009	(4,522)	1,356,611	(7,307)
U.S. corporate debt securities	42,607	(451)	10,216	(521)	52,823	(972)
Foreign corporate debt securities	30,895	(108)	12,373	(105)	43,268	(213)
	$971,604	$(4,977)	$691,542	$(5,265)	$1,663,146	$(10,242)
December 31, 2018
U.S. Treasury bonds	$19,749	$(85)	$55,615	$(1,054)	$75,364	$(1,139)
Municipal bonds	172,387	(1,772)	369,139	(10,537)	541,526	(12,309)
Foreign government bonds	23,654	(1,037)	42,119	(1,122)	65,773	(2,159)
Governmental agency bonds	56,270	(748)	90,631	(3,345)	146,901	(4,093)
Governmental agency mortgage-backed securities	850,459	(6,955)	982,610	(22,061)	1,833,069	(29,016)
U.S. corporate debt securities	374,473	(10,537)	109,844	(4,962)	484,317	(15,499)
Foreign corporate debt securities	175,762	(4,575)	50,802	(1,910)	226,564	(6,485)
	$1,672,754	$(25,709)	$1,700,760	$(44,991)	$3,373,514	$(70,700)

Based on the Company’s review of its debt securities in an unrealized loss position at December 31, 2019, it determined that the losses were primarily the result of changes in interest rates, which were considered to be temporary, rather than a deterioration in credit quality.  The Company does not intend to sell and it is not more likely than not that the Company will be required to sell these securities prior to recovering their amortized cost.  As such, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2019.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in debt securities at December 31, 2019, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$76,677	$61,690	$1,025	$4,433	$143,825
Estimated fair value	$76,735	$62,050	$1,070	$4,086	$143,941
Municipal bonds
Amortized cost	$74,228	$153,668	$304,195	$511,161	$1,043,252
Estimated fair value	$74,595	$156,412	$319,179	$540,653	$1,090,839
Foreign government bonds
Amortized cost	$25,682	$75,702	$63,304	$14,866	$179,554
Estimated fair value	$25,634	$75,872	$63,155	$15,429	$180,090
Governmental agency bonds
Amortized cost	$9,181	$102,604	$138,955	$65,578	$316,318
Estimated fair value	$9,209	$103,441	$141,940	$67,329	$321,919
U.S. corporate debt securities
Amortized cost	$38,783	$298,185	$164,297	$34,613	$535,878
Estimated fair value	$38,864	$307,140	$170,495	$36,873	$553,372
Foreign corporate debt securities
Amortized cost	$25,981	$201,863	$78,656	$29,462	$335,962
Estimated fair value	$26,005	$205,528	$83,018	$30,666	$345,217
Total debt securities, excluding mortgage-backed securities
Amortized cost	$250,532	$893,712	$750,432	$660,113	$2,554,789
Estimated fair value	$251,042	$910,443	$778,857	$695,036	$2,635,378
Total mortgage-backed securities
Amortized cost					$3,241,966
Estimated fair value					$3,278,258
Total debt securities
Amortized cost					$5,796,755
Estimated fair value					$5,913,636

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

Investments in equity securities are as follows:

	Cost	Estimated fair value
(in thousands)
December 31, 2019
Preferred stocks	$21,849	$18,094
Common stocks	328,110	374,224
	$349,959	$392,318
December 31, 2018
Preferred stocks	$16,892	$14,162
Common stocks	341,460	339,373
	$358,352	$353,535

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net gains (realized and unrealized) of $66.7 million and net losses (realized and unrealized) of $38.6 million were recognized for the years ended December 31, 2019 and 2018, respectively, as a result of changes in the fair values of equity securities.  Included in net gains during the year ended December 31, 2019 were net unrealized gains of $52.3 million and included in net losses during the year ended December 31, 2018 were net unrealized losses of $37.6 million, related to equity securities still held at December 31, 2019 and 2018, respectively.  For the year ended December 31, 2017, sales of equity securities resulted in realized gains of $30.2 million and realized losses of $2.1 million.

The composition of the investment portfolio at December 31, 2019, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
Debt securities:
U.S. Treasury bonds	$143,941	100.0	$—	—	$—	—	$143,941	100.0
Municipal bonds	1,045,628	95.9	43,843	4.0	1,368	0.1	1,090,839	100.0
Foreign government bonds	153,718	85.4	23,549	13.0	2,823	1.6	180,090	100.0
Governmental agency bonds	321,919	100.0	—	—	—	—	321,919	100.0
Governmental agency mortgage-backed securities	3,278,258	100.0	—	—	—	—	3,278,258	100.0
U.S. corporate debt securities	244,883	44.2	226,098	40.9	82,391	14.9	553,372	100.0
Foreign corporate debt securities	136,172	39.4	178,779	51.8	30,266	8.8	345,217	100.0
Total debt securities	5,324,519	90.0	472,269	8.0	116,848	2.0	5,913,636	100.0
Preferred stocks	46	0.3	16,865	93.2	1,183	6.5	18,094	100.0
Total	$5,324,565	89.8	$489,134	8.2	$118,031	2.0	$5,931,730	100.0

Included in debt securities at December 31, 2019, were bank loans totaling $80.7 million, of which $72.1 million were non-investment grade; high yield corporate debt securities totaling $35.3 million, all of which were non-investment grade; and emerging market debt securities totaling $80.2 million, of which $8.1 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at December 31, 2019, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
U.S. Treasury bonds	$15,700	100.0	$—	—	$—	—	$15,700	100.0
Municipal bonds	26,521	82.5	5,639	17.5	—	—	32,160	100.0
Foreign government bonds	114,130	92.7	9,038	7.3	—	—	123,168	100.0
Governmental agency bonds	39,416	100.0	—	—	—	—	39,416	100.0
Governmental agency mortgage-backed securities	1,356,611	100.0	—	—	—	—	1,356,611	100.0
U.S. corporate debt securities	9,883	18.7	22,264	42.2	20,676	39.1	52,823	100.0
Foreign corporate debt securities	26,994	62.4	8,925	20.6	7,349	17.0	43,268	100.0
Total	$1,589,255	95.5	$45,866	2.8	$28,025	1.7	$1,663,146	100.0

Debt securities in an unrealized loss position at December 31, 2019, included bank loans totaling $18.1 million, of which $17.5 million were non-investment grade; high yield corporate debt securities totaling $9.3 million, all of which were non-investment grade; and emerging market debt securities totaling $19.9 million, of which $1.2 million were non-investment grade.

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

NOTE 4.    Property and Equipment:

Property and equipment consists of the following:

	December 31,
	2019	2018
	(in thousands)
Land	$25,302	$25,472
Buildings	191,068	188,218
Leasehold improvements	66,471	68,941
Furniture and equipment	222,543	242,415
Capitalized software	718,847	667,667
	1,224,231	1,192,713
Accumulated depreciation and amortization	(782,217)	(734,873)
	$442,014	$457,840

NOTE 5.    Leases:

Lease assets and liabilities are summarized as follows:

(in thousands)	Classification	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$291,385
Finance lease assets	Other assets	4,560
Total lease assets		$295,945

Liabilities
Operating lease liabilities	Operating lease liabilities	$322,776
Finance lease liabilities	Notes and contracts payable	4,814
Total lease liabilities		$327,590

The components of lease expense are summarized as follows:

(in thousands)	Classification	Year Ended December 31, 2019
Operating lease cost	Other operating expenses	$87,847
Finance lease cost:
Amortization of lease assets	Depreciation and amortization	1,919
Interest on lease liabilities	Interest	191
Variable lease cost	Other operating expenses	31,258
Short-term lease cost	Other operating expenses	958
Sublease income	Information and other	(1,637)
Net lease cost		$120,536

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under operating and finance leases with noncancelable lease terms, as of December 31, 2019, are summarized as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2020	$86,241	$1,680	$87,921
2021	73,397	1,369	74,766
2022	61,068	1,272	62,340
2023	46,080	651	46,731
2024	33,271	154	33,425
Thereafter	61,924	—	61,924
Total lease payments	361,981	5,126	367,107
Interest	(39,205)	(312)	(39,517)
Present value of lease liabilities	$322,776	$4,814	$327,590

Information related to lease terms and discount rates is summarized as follows:

December 31, 2019
Weighted-average remaining lease terms (years):
Operating leases	5.4
Finance leases	3.5
Weighted-average discount rates:
Operating leases	4.16%
Finance leases	3.92%

Cash flow information related to lease liabilities is summarized as follows:

(in thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$88,242
Operating cash flows from finance leases	$191
Financing cash flows from finance leases	$1,817
Operating lease assets obtained in exchange for new operating lease liabilities	$54,809
Finance lease assets obtained in exchange for new finance lease liabilities	$939

Future minimum lease payments under operating leases with noncancelable lease terms, as of December 31, 2018, are as follows:

Year	in thousands
2019	$76,375
2020	68,026
2021	54,853
2022	41,859
2023	28,948
Thereafter	64,732
Total lease payments	$334,793

Total rental expense for all operating leases was $89.4 million and $91.0 million for the years ended December 31, 2018 and 2017, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Goodwill:

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the years ended December 31, 2019 and 2018, is as follows:

	Title Insurance and Services	Specialty Insurance	Total
	(in thousands)
Balance as of December 31, 2017	$1,066,240	$46,765	$1,113,005
Acquisitions	36,806	—	36,806
Foreign currency translation	(5,017)	—	(5,017)
Other adjustments	(628)	—	(628)
Balance as of December 31, 2018	1,097,401	46,765	1,144,166
Acquisitions	4,014	—	4,014
Foreign currency translation	2,728	—	2,728
Balance as of December 31, 2019	$1,104,143	$46,765	$1,150,908

NOTE 7.    Other Intangible Assets:

Other intangible assets are summarized as follows:

	December 31,
	2019	2018
	(in thousands)
Finite-lived intangible assets:
Customer relationships	$99,905	$114,603
Noncompete agreements	13,150	14,402
Trademarks	10,520	10,753
Internal-use software licenses	21,982	29,394
Patents	2,840	2,840
	148,397	171,992
Accumulated amortization	(73,449)	(79,535)
	74,948	92,457
Indefinite-lived intangible assets:
Licenses	16,885	16,915
	$91,833	$109,372

Amortization expense for finite-lived intangible assets was $28.4 million, $30.4 million and $28.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is summarized as follows:

Year	(in thousands)
2020	$20,189
2021	$12,260
2022	$11,262
2023	$9,851
2024	$7,677

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    Deposits:

Deposit accounts are summarized as follows:

	December 31,
	2019	2018
	(in thousands, except percentages)
Escrow accounts:
Interest bearing	$1,831,083	$2,496,805
Non-interest bearing	1,337,774	1,133,825
	3,168,857	3,630,630
Business checking and other deposits (1)	168,574	155,553
	$3,337,431	$3,786,183
Weighted-average interest rate:
Interest bearing escrow accounts	0.17%	0.12%

(1)	Business checking and other deposits primarily reflect non-interest bearing accounts.

NOTE 9.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Balance at beginning of year	$1,042,679	$1,028,933	$1,025,863
Provision related to:
Current year	436,362	444,969	446,500
Prior years	9,678	7,664	3,910
	446,040	452,633	450,410
Payments, net of recoveries, related to:
Current year	227,663	242,617	240,468
Prior years	187,658	208,139	231,579
	415,321	450,756	472,047
Other	(10,354)	11,869	24,707
Balance at end of year	$1,063,044	$1,042,679	$1,028,933

Current year payments, net of recoveries, include $211.4 million, $228.3 million and $225.6 million for the years ended December 31, 2019, 2018 and 2017, respectively, that relate to the Company’s specialty insurance segment. Prior year payments, net of recoveries, include $41.7 million, $56.7 million and $46.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, that relate to the Company’s specialty insurance segment.

“Other” primarily includes foreign currency translation gains and losses and ceded reinsurance claims. Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the years ended December 31, 2019, 2018 and 2017.  Payments on reinsured losses for the Company’s property and casualty insurance business totaled $21.1 million, $15.3 million, and $8.9 million, and recoveries totaled $10.3 million, $20.3 million, and $9.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the years ended December 31, 2019, 2018 and 2017.

The current year rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2018 rate of 4.0% reflected the ultimate loss rate for policy year 2018 and no change in the loss reserve estimates for prior policy years.

The 2017 rate of 4.0% reflected the ultimate loss rate for policy year 2017 and no change in the loss reserve estimates for prior policy years.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	December 31, 2019		December 31, 2018
Known title claims	$83,382	7.8%	$80,306	7.7%
IBNR title claims	903,994	85.1%	877,134	84.1%
Total title claims	987,376	92.9%	957,440	91.8%
Non-title claims	75,668	7.1%	85,239	8.2%
Total loss reserves	$1,063,044	100.0%	$1,042,679	100.0%

Specialty Insurance Segment

The following reflects information as of December 31, 2019 about incurred and paid claims development, net of reinsurance, as well as cumulative claims frequency by claims event, and the total of incurred but not reported claims plus expected development on reported claims included with the net incurred claims amounts.

The information below about incurred and paid claims development for the years ended December 31, 2010 to 2018, is presented as supplementary information.

	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2019
Accident	Years ended December 31,										Total of IBNR liabilities plus expected development on reported	Cumulative number of reported
Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019	claims	claims
	(in thousands)
2010	$140,621	$139,966	$139,991	$139,639	$140,128	$140,641	$140,353	$140,308	$140,324	$140,345	$—	606
2011		148,395	149,076	149,768	149,486	149,763	149,552	149,488	149,487	149,486	—	641
2012			157,287	158,981	159,918	160,579	160,517	160,911	161,650	161,634	—	692
2013				182,858	184,419	185,244	184,826	184,668	184,777	184,606	27	762
2014					190,985	190,738	191,120	191,025	190,944	191,218	129	789
2015						221,617	225,754	225,977	226,555	226,882	349	867
2016							245,859	249,358	251,506	253,258	975	972
2017								267,392	275,480	278,005	3,101	1,014
2018									264,088	268,931	5,312	1,063
2019										251,259	8,661	1,078
									Total	$2,105,624

*Amounts unaudited.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance

Accident	Years ended December 31,
Year	2010*	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019
	(in thousands)
2010	$113,513	$136,770	$138,978	$139,486	$140,136	$140,886	$140,302	$140,304	$140,321	$140,325
2011		123,116	144,367	146,952	148,984	149,358	149,495	149,485	149,486	149,486
2012			130,623	153,753	157,364	159,181	159,740	160,268	161,304	161,617
2013				151,377	180,277	182,565	183,957	184,473	184,711	184,552
2014					156,536	185,686	188,117	189,525	190,398	190,772
2015						181,445	217,618	223,045	225,041	226,201
2016							205,857	243,111	248,211	250,867
2017								220,218	266,653	270,705
2018									222,966	255,557
2019										207,342
									Total	$2,037,424
			All outstanding liabilities before 2010, net of reinsurance							—
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$68,200

*Amounts unaudited.

A reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense at December 31, 2019, is as follows:

December 31, 2019
(in thousands)
Liability for unpaid claims and claim adjustment expenses, net of reinsurance:
Specialty insurance	$68,200
Reinsurance recoverable on unpaid claims:
Specialty insurance	5,991
Unallocated claims adjustment expenses:
Specialty insurance	1,477
Insurance lines other than short-duration:
Title insurance	987,376
Liability for unpaid claims and claims adjustment expenses	$1,063,044

Supplementary information about average historical claims duration for the Company’s specialty insurance segment as of December 31, 2019, is as follows:

Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8	9	10

Annual
payout	82.6%	14.2%	1.3%	0.8%	0.3%	0.1%	0.0%	0.1%	0.0%	0.0%

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    Notes and Contracts Payable:

	December 31,
	2019	2018
	(in thousands, except percentages)
4.60% senior unsecured notes due November 15, 2024, effective interest rate of 4.60%	$300,000	$300,000
4.30% senior unsecured notes due February 1, 2023, effective interest rate of 4.35%	250,000	250,000
Line of credit borrowings due April 30, 2024, current interest rate of 3.30% at December 31, 2019	160,000	—
Line of credit borrowings due May 14, 2019, current interest rate of 4.15% at December 31, 2018	—	160,000
Trust deed note due November 1, 2023, collateralized by land and buildings with net book values of $38,402 and $39,283 at December 31, 2019 and 2018, respectively, fixed interest rate of 5.26%	15,724	19,247
Other notes and contracts payable with maturities through 2024, weighted-average interest rate of 4.02% and 4.49% at December 31, 2019 and 2018, respectively	4,918	5,791
	730,642	735,038
Unamortized discount – senior unsecured notes	(358)	(462)
Debt issuance costs – senior unsecured notes	(2,052)	(2,557)
	$728,232	$732,019

The weighted-average interest rate for the Company’s notes and contracts payable was 4.22% and 4.42% at December 31, 2019 and 2018, respectively.

In April 2019, the Company entered into a senior unsecured credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto.  The credit agreement, which is comprised of a $700.0 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350.0 million.  Unless terminated earlier, the credit agreement will terminate on April 30, 2024.  The obligations of the Company under the credit agreement are neither secured nor guaranteed.  Upon entry into the credit agreement, the Company borrowed $160.0 million and repaid the $160.0 million obligation outstanding under the previous $700.0 million senior unsecured credit agreement, which was terminated at that time.  Other proceeds under the credit agreement may be used for general corporate purposes.  At December 31, 2019, outstanding borrowings under the facility totaled $160.0 million at an interest rate of 3.30%.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2019, the Company was in compliance with the financial covenants under the credit agreement.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate annual maturities for notes and contracts payable for the next five years and thereafter, are summarized as follows:

Year	Annual maturities
(in thousands)
2020	$5,323
2021	5,205
2022	5,347
2023	254,615
2024	460,152
Thereafter	—
$730,642

NOTE 11.    Net Investment Income:

The components of net investment income are summarized as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Interest on:
Cash, cash equivalents and deposits with banks	$26,187	$21,910	$7,321
Debt securities	163,339	138,409	104,458
Other investments	96,812	64,328	22,221
Dividends on equity securities	12,092	12,718	12,925
Deferred compensation plan assets	17,274	(6,399)	14,211
Equity in earnings of affiliates, net	2,836	2,717	3,785
Other	612	106	607
Total investment income	319,152	233,789	165,528
Investment expenses	(3,739)	(3,500)	(3,126)
Net investment income	$315,413	$230,289	$162,402

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    Income Taxes:

For the years ended December 31, 2019, 2018 and 2017, domestic and foreign pretax income from continuing operations, before noncontrolling interests, were $857.2 million and $47.8 million, $571.9 million and $37.6 million, and $391.4 million and $53.9 million, respectively.

Income taxes are summarized as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Current:
Federal	$167,016	$101,427	$116,400
State	3,514	12,285	9,382
Foreign	8,486	8,990	11,533
	179,016	122,702	137,315
Deferred:
Federal	11,275	4,381	(104,062)
State	1,481	299	(10,724)
Foreign	3,398	6,258	939
	16,154	10,938	(113,847)
	$195,170	$133,640	$23,468

The Company’s actual income taxes differ from the amounts computed by applying the federal income tax rate of 21% for the years ended December 31, 2019 and 2018, and 35% for the year ended December 31, 2017. A reconciliation of these differences is as follows:

	Year ended December 31,
	2019		2018		2017
	(in thousands, except percentages)
Taxes calculated at federal rate	$190,054	21.0%	$128,003	21.0%	$155,866	35.0%
State taxes, net of federal benefit	18,028	2.0	9,941	1.6	(872)	(0.2)
Change in liability for tax positions	(13,563)	(1.5)	875	0.1	(3,482)	(0.8)
Foreign income taxed at different rates	782	0.1	7,287	1.2	(6,163)	(1.3)
Tax reform impact	—	—	(6,804)	(1.1)	(129,139)	(29.0)
Unremitted foreign earnings	2,588	0.3	(146)	—	14,997	3.3
Other items, net	(2,719)	(0.3)	(5,516)	(0.9)	(7,739)	(1.7)
	$195,170	21.6%	$133,640	21.9%	$23,468	5.3%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 21.6%, 21.9%, and 5.3% for the years ended December 31, 2019, 2018, and 2017, respectively. The effective tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and taxable income.  The effective tax rate for the year ended December 31, 2019 reflects the resolution of state tax matters from prior years and the effective tax rates for the years ended December 31, 2018 and 2017 reflected the impact of the 2017 comprehensive tax reform legislation known as the Tax Cuts and Jobs Act.  The Company’s effective tax rate for the year ended December 31, 2017 also reflected state tax benefits relating to the termination of the Company’s defined benefit pension plan and the release of reserves relating to tax positions taken on prior year tax returns.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax liability are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Deferred revenue	$7,982	$7,362
Employee benefits	89,986	87,960
Bad debt reserves	5,990	7,421
Loss reserves	934	1,793
Pension	26,383	18,817
Net operating loss carryforward	14,067	13,290
Securities	—	11,356
Foreign tax credit	6,724	8,415
Operating lease liabilities	72,119	—
Other	2,116	5,464
	226,301	161,878
Valuation allowance	(9,846)	(10,621)
	216,455	151,257
Deferred tax liabilities:
Depreciable and amortizable assets	241,799	230,758
Claims and related salvage	104,004	108,497
Investments in affiliates	612	1,957
Securities	39,035	—
Operating lease assets	65,121	—
Unremitted foreign earnings	13,709	10,506
	464,280	351,718
Net deferred tax liability	$247,825	$200,461

The exercise of stock options and vesting of RSUs represent a tax benefit that has been reflected as a reduction of income taxes payable and a reduction of income tax expense for the years ended December 31, 2019, 2018 and 2017. The benefits recorded were $3.2 million, $5.2 million and $3.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

In connection with the Company’s June 2010 spin-off from its prior parent, the Company entered into a tax sharing agreement which governs the Company’s and its prior parent’s respective rights, responsibilities and obligations for certain tax-related matters. At December 31, 2019 and 2018, the Company had a net payable to its prior parent of $0.5 million and $15.6 million, respectively, related to tax matters prior to the spin-off. These amounts are included in the Company’s consolidated balance sheets in accounts payable and accrued liabilities. The decrease during the current year was primarily the result of the resolution of state tax matters for years prior to the spin-off.

At December 31, 2019, the Company had available a $6.5 million foreign tax credit carryover, net of a valuation allowance.  The Company expects to utilize this credit within the carryover period.

At December 31, 2019, the Company had available net operating loss carryforwards for income tax purposes totaling $80.2 million, consisting of federal, state and foreign losses of $0.2 million, $35.9 million and $44.1 million, respectively. Of the aggregate net operating losses, $31.7 million has an indefinite expiration and the remaining $48.5 million expires at various times beginning in 2020.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary.  The factors used by the Company to assess the likelihood of realization include its forecast of future taxable income and available tax planning strategies that could be implemented to realize its deferred tax assets.  The Company’s ability or failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets.  At December 31, 2019 and 2018, the Company carried a valuation allowance of $9.8 million and $10.6 million, respectively, against its deferred tax assets.  Of this amount, $8.8 million and $8.9 million, respectively, related to net operating losses; the remaining $1.0 million and $1.7 million, respectively, related to other deferred tax assets.  The decrease in the overall valuation allowance during 2019 was primarily due to the release of valuation allowance previously provided against certain foreign net operating losses and other deferred tax assets.  Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

As of December 31, 2019, 2018 and 2017, the liability for income taxes associated with uncertain tax positions was $1.5 million, $13.3 million and $12.8 million, respectively. The net decrease in the liability during 2019 was primarily the result of the resolution of state tax matters from prior years and the net increase in the liability during 2018 was attributable to new uncertain tax positions.  The net decrease in the liability during 2017 was primarily attributable to activity related to examinations conducted by various taxing authorities.  The liabilities could be reduced by $0.4 million as of December 31, 2019 and $3.7 million as of December 31, 2018 and 2017 due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes. The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 is as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Unrecognized tax benefits—beginning balance	$13,300	$12,800	$18,100
Gross decreases—prior period tax positions	(8,600)	—	(1,000)
Gross increases—current period tax positions	800	500	—
Settlements with taxing authorities	(4,000)	—	(4,300)
Unrecognized tax benefits—ending balance	$1,500	$13,300	$12,800

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2019, 2018 and 2017, the Company had accrued interest and penalties, net of tax benefits, of $26 thousand, $5.8 million and $5.3 million, respectively, related to uncertain tax positions.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions.  The primary non-federal jurisdictions are California, Canada, India and the United Kingdom.  As of December 31, 2019, the Company had concluded U.S. federal income tax examinations through 2015 and is generally no longer subject to state and non-U.S. income tax examinations for years prior to 2014.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may increase or decrease within the next 12 months.  Any such change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.    Earnings Per Share:

The computation of basic and diluted earnings per share is as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Numerator
Net income attributable to the Company	$707,410	$474,496	$423,049
Denominator
Basic weighted-average common shares	113,080	112,613	111,668
Effect of dilutive employee stock options and RSUs	575	666	767
Diluted weighted-average common shares	113,655	113,279	112,435
Net income per share attributable to the Company’s stockholders
Basic	$6.26	$4.21	$3.79
Diluted	$6.22	$4.19	$3.76

For the years ended December 31, 2019, 2018 and 2017, RSUs excluded from diluted weighted-average common shares outstanding due to their antidilutive effect were not material.

NOTE 14.    Employee Benefit Plans:

The First American Financial Corporation 401(k) Savings Plan (the “Savings Plan”) allows for employee-elective contributions up to the maximum amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability, as well as the contributions of participants. The Savings Plan held 2.0 million shares and 2.2 million shares of the Company’s common stock, representing 1.8% and 1.9% of the Company’s total common shares outstanding at December 31, 2019 and 2018, respectively. Effective July 1, 2015, participants in the Savings Plan can no longer make additional investments in common stock of the Company.

The Company maintains a deferred compensation plan for certain employees that allows participants to defer up to 100% of their salary, commissions and certain bonuses. Participants can allocate their deferrals among a variety of investment crediting options (known as “deemed investments”). The term deemed investments means that the participant has no ownership interest in the funds they select; the funds are only used to measure the gains or losses that will be attributed to each participant’s deferral account over time. Participants can elect to have their deferral balance paid out while they are still employed or after their employment ends. The deferred compensation plan is exempt from most provisions of the Employee Retirement Income Security Act (“ERISA”) because it is only available to a select group of management and highly compensated employees and is not a qualified employee benefit plan. To preserve the tax-deferred savings advantages of a nonqualified deferred compensation plan, federal law requires that it be unfunded or informally funded. Participant deferrals, and any earnings on those deferrals, are general unsecured obligations of the Company. The Company informally funds the deferred compensation plan through a tax-advantaged investment known as variable universal life insurance. Deferred compensation plan assets are held as an asset of the Company within a special trust, known as a “Rabbi Trust.” At December 31, 2019 and 2018, the value of the assets held in the Rabbi Trust of $103.5 million and $86.5 million, respectively, and the unfunded liabilities of $115.1 million and $94.3 million, respectively, were included in the consolidated balance sheets in other assets and pension costs and other retirement plans, respectively.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The principal components of employee benefit costs are summarized as follows:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Expense:
Savings plan	$60,416	$46,208	$34,520
Funded defined benefit pension plans	—	—	162,368
Unfunded supplemental benefit plans	8,989	9,248	12,705
Other plans, net	23,917	2,794	17,595
	$93,322	$58,250	$227,188

During 2017, the Company recognized settlement costs related to the termination of its funded defined benefit pension plans.

The following table summarizes the benefit obligations and funded status associated with the Company’s unfunded supplemental benefit plans:

	December 31,
	2019	2018
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$236,773	$258,528
Service costs	282	519
Interest costs	9,116	8,079
Actuarial losses (gains)	27,034	(16,517)
Benefits paid	(14,412)	(13,836)
Projected benefit obligation at end of year	258,793	236,773
Change in plan assets:
Contributions	14,412	13,836
Benefits paid	(14,412)	(13,836)
Fair value of plan assets at end of year	—	—
Reconciliation of funded status:
Unfunded status of the plans	$258,793	$236,773
Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$258,793	$236,773
Amounts recognized in accumulated other comprehensive loss:
Unrecognized net actuarial loss	$103,624	$80,251
Unrecognized prior service credit	(4,180)	(8,250)
	$99,444	$72,001
Accumulated benefit obligation at end of year	$258,793	$236,773

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic benefit costs related to the Company’s unfunded supplemental benefit and funded defined benefit pension plans included the following components:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Expense:
Service costs	$282	$519	$734
Interest costs	9,116	8,079	13,261
Expected return on plan assets	—	—	(4,740)
Amortization of net actuarial loss	3,661	4,828	17,742
Amortization of prior service credit	(4,070)	(4,178)	(4,312)
Settlement costs	—	—	152,388
	$8,989	$9,248	$175,073

Net actuarial loss and prior service credit for the unfunded supplemental benefit plans expected to be amortized from accumulated other comprehensive loss into net periodic cost over the next fiscal year include an expense of $5.3 million and a credit of $3.1 million, respectively.

The weighted-average discount rate assumptions used to determine net periodic benefit costs for the Company’s unfunded supplemental benefits plans for the years ended December 31, 2019, 2018 and 2017, were as follows:

	Year ended December 31,
	2019	2018	2017
Discount rate for projected benefit obligation	4.32%	3.61%	4.03%
Discount rate for service cost	4.55%	3.78%	4.32%
Discount rate for interest cost	4.00%	3.23%	3.43%

The weighted-average discount rate assumption used to determine the projected benefit obligation for the Company’s unfunded supplemental benefits plans at December 31, 2019 and 2018, was as follows:

	December 31,
	2019	2018
Discount rate	3.27%	4.32%

The discount rate assumptions used for the Company’s benefit plans reflect the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The Company expects to make cash contributions of $15.5 million to its unfunded supplemental benefit plans during 2020.

Benefit payments, which reflect expected future service, as appropriate, are expected to be made as follows:

Year	(in thousands)
2020	$15,459
2021	$16,225
2022	$16,427
2023	$16,650
2024	$16,717
Five years thereafter	$80,264

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of December 31, 2019 and 2018:

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2019
Assets:
Debt securities:
U.S. Treasury bonds	$143,941	$—	$143,941	$—
Municipal bonds	1,090,839	—	1,090,839	—
Foreign government bonds	180,090	—	180,090	—
Governmental agency bonds	321,919	—	321,919	—
Governmental agency mortgage-backed securities	3,278,258	—	3,278,258	—
U.S. corporate debt securities	553,372	—	553,372	—
Foreign corporate debt securities	345,217	—	345,217	—
	5,913,636	—	5,913,636	—
Equity securities:
Preferred stocks	18,094	18,094	—	—
Common stocks	374,224	374,224	—	—
	392,318	392,318	—	—
Total assets	$6,305,954	$392,318	$5,913,636	$—

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2018
Assets:
Debt securities:
U.S. Treasury bonds	$162,506	$—	$162,506	$—
Municipal bonds	1,045,035	—	1,045,035	—
Foreign government bonds	157,297	—	157,297	—
Governmental agency bonds	316,167	—	316,167	—
Governmental agency mortgage-backed securities	3,202,599	—	3,202,599	—
U.S. corporate debt securities	561,260	—	561,260	—
Foreign corporate debt securities	268,947	—	268,947	—
	5,713,811	—	5,713,811	—
Equity securities:
Preferred stocks	14,162	14,162	—	—
Common stocks	339,373	339,373	—	—
	353,535	353,535	—	—
Total assets	$6,067,346	$353,535	$5,713,811	$—

There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2019 and 2018. Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

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

Notes and contracts payable

The fair value of notes and contracts payable is estimated based on current rates offered for debt of similar remaining maturities.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2019 and 2018:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2019
Assets:
Cash and cash equivalents	$1,485,959	$1,485,959	$1,485,959	$—	$—
Deposits with banks	$44,422	$44,339	$4,074	$40,265	$—
Notes receivable, net	$18,970	$19,422	$—	$—	$19,422
Secured financings receivable	$287,459	$287,459	$—	$287,459	$—
Liabilities:
Secured financings payable	$278,412	$278,412	$—	$278,412	$—
Notes and contracts payable	$728,232	$761,224	$—	$756,306	$4,918

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2018
Assets:
Cash and cash equivalents	$1,467,129	$1,467,129	$1,467,129	$—	$—
Deposits with banks	$36,209	$35,979	$4,307	$31,672	$—
Notes receivable, net	$13,237	$12,805	$—	$—	$12,805
Secured financings receivable	$76,311	$76,311	$—	$76,311	$—
Liabilities:
Secured financings payable	$76,313	$76,313	$—	$76,313	$—
Notes and contracts payable	$732,019	$741,839	$—	$736,048	$5,791

NOTE 16.    Share-Based Compensation Plans:

The First American Financial Corporation 2010 Incentive Compensation Plan (the “Incentive Compensation Plan”), effective May 28, 2010, permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares and other stock-based awards. Eligible participants, which include the Company’s directors and officers, as well as other employees, may elect to defer the distribution of their RSUs to a future date beyond the scheduled vesting date. At December 31, 2019, 1.8 million shares of common stock remain available to be issued from either authorized and unissued shares or previously issued shares acquired by the Company, subject to certain annual limits based on the type of award granted. The Incentive Compensation Plan terminates 10 years from its effective date unless previously canceled by the Company’s board of directors.

The First American Financial Corporation 2010 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the option to purchase common stock of the Company at 85% of the lower of the closing price on either the first or last day of each quarterly offering period. There were 391,000, 363,000 and 390,000 shares issued in connection with this plan for the years ended December 31, 2019, 2018 and 2017, respectively.  At December 31, 2019, there were 1.6 million shares reserved for future issuances.

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Expense:
RSUs	$38,445	$37,597	$34,059
Stock options	—	—	263
Employee stock purchase plan	4,029	3,548	3,077
	$42,474	$41,145	$37,399

The following table summarizes RSU activity for the year ended December 31, 2019:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2018	1,248	$44.53
Granted during 2019	800	51.46
Vested during 2019	(870)	44.54
Forfeited during 2019	(26)	48.02
Unvested at December 31, 2019	1,152	$49.25

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2019, there was $26.9 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.2 years. The fair value of RSUs is generally based on the market value of the Company’s shares on the date of grant. The weighted-average grant-date fair value of RSUs was $51.46, $54.80 and $39.56 for the years ended December 31, 2019, 2018 and 2017, respectively.  The total fair value of shares distributed for the years ended December 31, 2019, 2018 and 2017 was $50.5 million, $54.5 million and $34.6 million, respectively. At December 31, 2019, 0.9 million shares were vested but not distributed.

During the year ended December 31, 2019, all remaining stock options outstanding were exercised at a weighted-average exercise price of $27.66 with cash proceeds of $0.8 million.

NOTE 17.    Stockholders’ Equity:

The Company maintains a stock repurchase plan with authorization up to $250.0 million, of which $161.6 million remained as of December 31, 2019. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2019, the Company repurchased and retired 47 thousand shares of its common stock for a total purchase price of $2.1 million and as of December 31, 2019, had repurchased and retired 3.6 million shares of its common stock under the current authorization for a total purchase price of $88.4 million.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    Accumulated Other Comprehensive Income (Loss) (“AOCI”):

The following table presents a summary of the changes in each component of AOCI for the years ended December 31, 2019, 2018 and 2017:

	First American Financial Corporation				NCI
(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)	Accumulated other comprehensive income (loss)	Balance
Balance at December 31, 2016	$(26,767)	$(63,576)	$(140,057)	$(230,400)	$7	$(230,393)
Change in unrealized gains (losses) on debt and equity securities	86,821	—	—	86,821	13	86,834
Change in foreign currency translation adjustment	—	24,744	—	24,744	—	24,744
Net actuarial loss	—	—	(20,407)	(20,407)	—	(20,407)
Amortization of net actuarial loss	—	—	17,742	17,742	—	17,742
Amortization of prior service credit	—	—	(4,312)	(4,312)	—	(4,312)
Settlement costs	—	—	152,388	152,388	—	152,388
Tax effect	(23,271)	—	(70,814)	(94,085)	—	(94,085)
Balance at December 31, 2017	36,783	(38,832)	(65,460)	(67,509)	20	(67,489)
Cumulative-effect adjustment, net of taxes	(40,550)	—	—	(40,550)	—	(40,550)
Change in unrealized gains (losses) on debt securities	(49,643)	—	—	(49,643)	(18)	(49,661)
Change in foreign currency translation adjustment	—	(28,145)	—	(28,145)	—	(28,145)
Net actuarial gain	—	—	16,517	16,517	—	16,517
Amortization of net actuarial loss	—	—	4,828	4,828	—	4,828
Amortization of prior service credit	—	—	(4,178)	(4,178)	—	(4,178)
Tax effect	11,243	1,349	(4,487)	8,105	—	8,105
Balance at December 31, 2018	(42,167)	(65,628)	(52,780)	(160,575)	2	(160,573)
Change in unrealized gains (losses) on debt securities	164,221	—	—	164,221	(1)	164,220
Change in foreign currency translation adjustment	—	14,575	—	14,575	—	14,575
Net actuarial loss	—	—	(27,034)	(27,034)	—	(27,034)
Amortization of net actuarial loss	—	—	3,661	3,661	—	3,661
Amortization of prior service credit	—	—	(4,070)	(4,070)	—	(4,070)
Tax effect	(38,937)	(615)	7,282	(32,270)	—	(32,270)
Balance at December 31, 2019	$83,117	$(51,668)	$(72,941)	$(41,492)	$1	$(41,491)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2019, 2018 and 2017:

	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
	(in thousands)
Year ended December 31, 2019
Pretax change before reclassifications	$167,992	$14,575	$(27,034)	$155,533
Reclassifications out of AOCI	(3,772)	—	(409)	(4,181)
Tax effect	(38,937)	(615)	7,282	(32,270)
Total other comprehensive income (loss), net of tax	$125,283	$13,960	$(20,161)	$119,082
Year ended December 31, 2018
Pretax change before reclassifications	$(63,910)	$(28,145)	$16,517	$(75,538)
Reclassifications out of AOCI	14,249	—	650	14,899
Tax effect	11,243	1,349	(4,487)	8,105
Total other comprehensive income (loss), net of tax	$(38,418)	$(26,796)	$12,680	$(52,534)
Year ended December 31, 2017
Pretax change before reclassifications	$101,553	$24,744	$(20,407)	$105,890
Reclassifications out of AOCI	(14,719)	—	165,818	151,099
Tax effect	(23,271)	—	(70,814)	(94,085)
Total other comprehensive income (loss), net of tax	$63,563	$24,744	$74,597	$162,904

The following table presents the effect of the reclassifications out of AOCI on the respective line items in the consolidated statements of income:

	Amounts reclassified from AOCI
	Year ended December 31,
(in thousands)	2019	2018	2017	Affected line items
Unrealized gains (losses) on securities:
Net realized gains (losses) on sales of securities (1)	$3,772	$(14,249)	$14,719	Net realized investment gains (losses)
Pretax total	$3,772	$(14,249)	$14,719
Tax effect	$(894)	$3,226	$(5,259)
Pension benefit adjustment (2):
Amortization of net actuarial loss	$(3,661)	$(4,828)	$(17,742)	Other operating expenses
Amortization of prior service credit	4,070	4,178	4,312	Other operating expenses
Settlement costs	—	—	(152,388)	Other operating expenses
Pretax total	$409	$(650)	$(165,818)
Tax effect	$(109)	$170	$67,322

(1)

Net realized gains (losses) for the years ended December 31, 2019 and 2018 related to sales of debt securities and net realized gains for the year ended December 31, 2017 related to sales of debt and equity securities.

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

It is, however, often not possible to assess the probability of loss.  Lawsuits that are putative class actions require a plaintiff to satisfy a number of procedural requirements before proceeding to trial.  These requirements include, among others, demonstration to a court that the law proscribes in some manner the Company’s activities, the making of factual allegations sufficient to suggest that the Company’s activities exceeded the limits of the law and a determination by the court—known as class certification—that the law permits a group of individuals to pursue the case together as a class.  In certain instances, the Company may also be able to compel the plaintiff to arbitrate its claim on an individual basis.  If these procedural requirements are not met, either the lawsuit cannot proceed or, as is the case with class certification or compelled arbitration, the plaintiffs lose the financial incentive to proceed with the case (or the amount at issue effectively becomes de minimis).  Frequently, a court’s determination as to these procedural requirements is subject to appeal to a higher court.  As a result of, among other factors, ambiguities and inconsistencies in the laws applicable to the Company’s business and the uniqueness of the factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss until a court has finally determined that a plaintiff has satisfied applicable procedural requirements.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries  improperly charged fees for products and services, improperly handled property and casualty claims and gave items of value to builders as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

•	Anatao Properties LLC vs. First American Title Insurance Company, filed on November 6, 2019 and pending in the United States District Court for the Middle District of Florida,
•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017 and pending in the Superior Court of the State of California, County of Sacramento, and
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

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

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and wealth management businesses are regulated by various federal, state and local governmental agencies.  Many of the Company’s other businesses operate within statutory guidelines.  Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies.  Currently, governmental agencies are examining or investigating certain of the Company’s operations.  These include numerous regulatory inquiries and/or investigations as a result of the information security incident that occurred during the second quarter of 2019, including inquiries and/or investigations of the Nebraska Department of Insurance and other state insurance regulators, the Federal Trade Commission and the Securities and Exchange Commission.  These also include an inquiry by the New York Attorney General and the Massachusetts Attorney General into competitive practices in the title insurance industry.  With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company records a liability representing its best estimate of the financial exposure based on known facts.  While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  These exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $14.8 million, which is based on the exchange rate as of, and includes interest charges through, December 31, 2019.  As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20.    Segment Financial Information:

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally.  This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions, many of which products, services and solutions involve the use of real property-related data; maintains, manages and provides access to title plant data and records; and provides appraisals and other valuation-related products and services, lien release and document custodial services, warehouse lending services, default-related products and services, evidence of title, and banking, trust and wealth management services.  The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents.  Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories.  The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets.

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products.  The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage.  This business is licensed to issue policies in all 50 states and the District of Columbia and actively issues policies in 47 states.  The majority of policy liability is in the western United States, including approximately 59% in California.  In certain markets it also offers preferred risk auto insurance to better compete with other carriers offering bundled home and auto insurance.  The home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period.  This business currently operates in 36 states and the District of Columbia.

The corporate function consists primarily of certain financing facilities as well as the corporate services that support the Company’s business operations. Eliminations consist of inter-segment revenues and related expenses included in the results of the operating segments.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Selected financial information about the Company’s operations, by segment, for the years ended December 31, 2019, 2018 and 2017, is as follows:

	Revenues	Depreciation and amortization	Equity in earnings of affiliates, net	Income (loss) before income taxes	Assets	Investments in equity method affiliates	Capital expenditures
	(in thousands)
2019
Title Insurance and Services	$5,675,952	$121,643	$2,836	$912,213	$10,349,145	$51,928	$100,826
Specialty Insurance	505,890	7,225	—	66,576	639,763	—	9,676
Corporate	21,896	153	—	(73,771)	575,051	—	—
Eliminations	(1,677)	—	—	—	(44,792)	—	—
	$6,202,061	$129,021	$2,836	$905,018	$11,519,167	$51,928	$110,502
2018
Title Insurance and Services	$5,282,781	$119,053	$2,717	$655,003	$9,613,658	$54,674	$112,726
Specialty Insurance	469,342	6,721	—	26,999	600,268	—	12,791
Corporate	(3,115)	153	—	(72,464)	431,222	—	—
Eliminations	(1,164)	—	—	—	(14,513)	—	—
	$5,747,844	$125,927	$2,717	$609,538	$10,630,635	$54,674	$125,517
2017
Title Insurance and Services	$5,293,156	$121,540	$3,785	$642,364	$8,669,936	$56,583	$128,751
Specialty Insurance	465,020	6,351	—	36,908	592,405	—	7,913
Corporate	15,326	162	—	(233,941)	429,128	—	—
Eliminations	(1,139)	—	—	—	(118,247)	—	—
	$5,772,363	$128,053	$3,785	$445,331	$9,573,222	$56,583	$136,664

	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
2019	(in thousands)
Title Insurance and Services	$2,188,056	$2,373,140	$776,124	$282,910	$55,722	$5,675,952
Specialty Insurance	471,217	—	12,742	11,249	10,682	505,890
	$2,659,273	$2,373,140	$788,866	$294,159	$66,404	$6,181,842
2018
Title Insurance and Services	$2,052,951	$2,284,906	$770,725	$223,318	$(49,119)	$5,282,781
Specialty Insurance	454,718	—	11,802	10,190	(7,368)	469,342
	$2,507,669	$2,284,906	$782,527	$233,508	$(56,487)	$5,752,123
2017
Title Insurance and Services	$2,022,384	$2,360,659	$766,018	$137,439	$6,656	$5,293,156
Specialty Insurance	439,470	—	11,259	9,713	4,578	465,020
	$2,461,854	$2,360,659	$777,277	$147,152	$11,234	$5,758,176

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues from external customers allocated between domestic and foreign operations, by segment, for the years ended December 31, 2019, 2018 and 2017, are as follows:

	Year Ended December 31,
	2019		2018		2017
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance and Services	$5,374,624	$300,685	$4,984,617	$298,059	$5,011,990	$281,090
Specialty Insurance	505,890	—	469,342	—	465,020	—
	$5,880,514	$300,685	$5,453,959	$298,059	$5,477,010	$281,090

Long-lived assets allocated between domestic and foreign operations, by segment, as of December 31, 2019, 2018 and 2017, are as follows:

	December 31,
	2019		2018		2017
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance and Services	$982,397	$65,625	$994,023	$61,615	$975,443	$59,960
Specialty Insurance	7,479	—	65,644	—	57,762	—
	$989,876	$65,625	$1,059,667	$61,615	$1,033,205	$59,960

NOTE 21.    Subsequent Events:

On February 13, 2020, the Company announced the signing of a definitive agreement to acquire a company that provides document, eClose and fulfillment technology for the mortgage industry for a purchase price of $350 million.  The transaction is expected to close by March 31, 2020, subject to certain customary closing conditions, including certain regulatory reviews.  The Company expects to fund the acquisition with operating cash.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2019
Revenues	$1,303,581	$1,498,620	$1,671,196	$1,728,664
Income before income taxes	$141,670	$229,497	$245,338	$288,513
Net income	$109,804	$187,271	$188,167	$224,606
Net income attributable to noncontrolling interests	$229	$616	$985	$608
Net income attributable to the Company	$109,575	$186,655	$187,182	$223,998
Net income per share attributable to the Company’s stockholders (1):
Basic	$0.97	$1.65	$1.65	$1.98
Diluted	$0.97	$1.64	$1.65	$1.97

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2018
Revenues	$1,297,388	$1,491,157	$1,542,186	$1,417,113
Income before income taxes	$93,065	$201,968	$195,587	$118,918
Net income	$76,172	$155,091	$151,461	$93,174
Net (loss) income attributable to noncontrolling interests	$(55)	$(49)	$(19)	$1,525
Net income attributable to the Company	$76,227	$155,140	$151,480	$91,649
Net income per share attributable to the Company’s stockholders (1):
Basic	$0.68	$1.38	$1.34	$0.81
Diluted	$0.67	$1.37	$1.34	$0.81

(1)

Net income per share attributable to the Company’s stockholders for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

SCHEDULE I

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

December 31, 2019

Column A	Column B	Column C		Column D
Type of investment	Cost	Market value		Amount at which shown in the balance sheet
Deposits with banks:
Consolidated	$44,422	$44,339		$44,422
Debt securities:
U.S. Treasury bonds
Consolidated	$143,825	$143,941		$143,941
Municipal bonds
Consolidated	$1,043,252	$1,090,839		$1,090,839
Foreign government bonds
Consolidated	$179,554	$180,090		$180,090
Governmental agency bonds
Consolidated	$316,318	$321,919		$321,919
Governmental agency mortgage-backed securities
Consolidated	$3,241,966	$3,278,258		$3,278,258
U.S. corporate debt securities
Consolidated	$535,878	$553,372		$553,372
Foreign corporate debt securities
Consolidated	$335,962	$345,217		$345,217
Total debt securities:
Consolidated	$5,796,755	$5,913,636		$5,913,636
Equity securities:
Consolidated	$349,959	$392,318		$392,318
Notes receivable, net:
Consolidated	$18,970	$19,422		$18,970
Other investments:
Consolidated	$220,097	$220,097	(1)	$220,097
Total investments:
Consolidated	$6,430,203	$6,589,812		$6,589,443

(1)	As other investments are not publicly traded, estimates of fair value could not be made without incurring excessive costs.

SCHEDULE II

1 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2019	2018
Assets
Cash and cash equivalents	$341,691	$327,306
Due from subsidiaries, net	47,798	10,029
Income taxes receivable	10,967	11,007
Investment in subsidiaries	5,215,056	4,592,281
Other investments	77,000	—
Deferred income taxes	18,283	16,636
Other assets	109,228	90,164
	$5,820,023	$5,047,423
Liabilities and Equity
Accounts payable and other accrued liabilities	$19,455	$34,578
Pension costs and other retirement plans	376,393	334,390
Income taxes payable	25,475	8,988
Deferred income taxes	266,108	217,097
Notes and contracts payable	707,590	706,982
	1,395,021	1,302,035
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares;
Outstanding—112,476 shares and 111,496 shares	1	1
Additional paid-in capital	2,300,926	2,258,290
Retained earnings	2,161,049	1,644,165
Accumulated other comprehensive loss	(41,492)	(160,575)
Total stockholders’ equity	4,420,484	3,741,881
Noncontrolling interests	4,518	3,507
Total equity	4,425,002	3,745,388
	$5,820,023	$5,047,423

See Notes to Condensed Financial Statements

SCHEDULE II

2 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Dividends from subsidiaries	$384,799	$394,742	$354,350
Other income (losses)	21,660	(2,986)	15,011
	406,459	391,756	369,361
Expenses:
Other expenses	66,984	40,415	54,245
Income before income taxes and equity in undistributed earnings of subsidiaries	339,475	351,341	315,116
Income taxes	73,209	77,031	16,606
Equity in undistributed earnings of subsidiaries	443,582	201,588	123,353
Net income	709,848	475,898	421,863
Less: Net income (loss) attributable to noncontrolling interests	2,438	1,402	(1,186)
Net income attributable to the Company	$707,410	$474,496	$423,049

See Notes to Condensed Financial Statements

SCHEDULE II

3 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$709,848	$475,898	$421,863
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	125,283	(38,418)	63,563
Foreign currency translation adjustment	13,960	(26,796)	24,744
Pension benefit adjustment	(20,161)	12,680	74,597
Total other comprehensive income (loss), net of tax	119,082	(52,534)	162,904
Comprehensive income	828,930	423,364	584,767
Less: Comprehensive income (loss) attributable to noncontrolling interests	2,437	1,384	(1,173)
Comprehensive income attributable to the Company	$826,493	$421,980	$585,940

See Notes to Condensed Financial Statements

SCHEDULE II

4 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Cash provided by operating activities	$356,116	$381,516	$232,347
Cash flows from investing activities:
Net cash effect of acquisitions	(14,845)	(67,061)	(21,750)
Net payments to subsidiaries	(58,193)	(19,676)	(41,726)
Investments in unconsolidated entities	(77,000)	—	—
Net change in other investments	—	—	82
Cash used for investing activities	(150,038)	(86,737)	(63,394)
Cash flows from financing activities:
Borrowings under unsecured credit agreement	160,000	—	—
Repayments of notes and contracts payable	(160,000)	—	—
Net (payments) proceeds in connection with share-based compensation plans	(1,187)	(4,105)	2,732
Purchase of Company shares	(2,066)	(18,801)	—
Payments of cash dividends	(188,440)	(178,487)	(159,284)
Cash used for financing activities	(191,693)	(201,393)	(156,552)
Net increase in cash and cash equivalents	14,385	93,386	12,401
Cash and cash equivalents—Beginning of period	327,306	233,920	221,519
Cash and cash equivalents—End of period	$341,691	$327,306	$233,920

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

NOTE 2.    Dividends Received:

The holding company received cash dividends from subsidiaries of $384.8 million, $394.4 million and $87.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

SCHEDULE III

1 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2019
Title Insurance and Services	$187	$987,376	$7,058
Specialty Insurance	32,927	75,668	245,273
Total	$33,114	$1,063,044	$252,331
2018
Title Insurance and Services	$343	$957,440	$9,339
Specialty Insurance	32,390	85,239	233,941
Total	$32,733	$1,042,679	$243,280

SCHEDULE III

2 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Premiums and escrow fees	Net investment income (1)	Loss provision	Amortization of deferred policy acquisition costs (credits)	Other operating expenses	Premiums written
2019
Title Insurance and Services	$4,561,196	$338,632	$182,450	$—	$805,480	$—
Specialty Insurance	471,217	21,931	263,590	(537)	80,705	482,056
Corporate	—	21,896	—	—	38,148	—
Eliminations	—	(642)	—	—	(1,035)	—
Total	$5,032,413	$381,817	$446,040	$(537)	$923,298	$482,056
2018
Title Insurance and Services	$4,337,857	$174,199	$173,520	$(125)	$793,364	$—
Specialty Insurance	454,718	2,822	279,113	(1,138)	74,025	459,098
Corporate	—	(3,115)	—	—	33,879	—
Eliminations	—	(104)	—	—	(1,060)	—
Total	$4,792,575	$173,802	$452,633	$(1,263)	$900,208	$459,098
2017
Title Insurance and Services	$4,383,043	$144,095	$175,322	$122	$788,074	$—
Specialty Insurance	439,470	14,291	275,088	(1,030)	67,813	450,098
Corporate	—	15,326	—	—	201,062	—
Eliminations	—	(76)	—	—	(1,063)	—
Total	$4,822,513	$173,636	$450,410	$(908)	$1,055,886	$450,098

(1)	Includes net investment income and net realized investment gains (losses).

SCHEDULE IV

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(in thousands, except percentages)

Segment	Premiums and escrow fees before reinsurance	Ceded to other companies	Assumed from other companies	Premiums and escrow fees	Percentage of amount assumed to premiums and escrow fees
Title Insurance and Services
2019	$4,573,715	$13,103	$584	$4,561,196	0.0%
2018	$4,353,130	$16,398	$1,125	$4,337,857	0.0%
2017	$4,396,882	$15,014	$1,175	$4,383,043	0.0%
Specialty Insurance
2019	$482,820	$11,603	$—	$471,217	0.0%
2018	$466,245	$11,527	$—	$454,718	0.0%
2017	$448,296	$8,826	$—	$439,470	0.0%

SCHEDULE V

1 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2019

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$22,841	$4,125	$—	$4,982	(A)	$21,984
Reserve for known and incurred but not reported claims:
Consolidated	$1,042,679	$446,040	$(10,354)	$415,321	(B)	$1,063,044
Reserve deducted from notes receivable:
Consolidated	$343	$—	$—	$—		$343
Reserve deducted from deferred income taxes:
Consolidated	$10,621	$—	$—	$775		$9,846

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

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of December 31, 2019, the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that assessment under the framework in Internal Control—Integrated Framework (2013), management determined that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements provided in Item 8, above, has issued a report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On February 13, 2020, the Company entered into amended and restated employment agreements with Dennis J. Gilmore, Kenneth D. DeGiorgio, Christopher M. Leavell and Mark E. Seaton.  Pursuant to the amendments, the term of each of the revised agreements was extended by one year and now expires on December 31, 2022.  Each of the revised agreements incorporates the executive’s base salary at the time of the approval of the extension.  The description of the amended and restated employment agreements provided herein is qualified in its entirety by reference to the employment agreements, which are attached hereto as Exhibits 10.7 to 10.10.

PART III

The information required by Items 10 through 14 of this report is expected to be set forth in the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2019 for the Company’s upcoming 2020 meeting of stockholders (the “2020 Proxy Statement”).  If the 2020 Proxy Statement is not filed within 120 days after the fiscal year ended December 31, 2019, the Company will file an amendment to this Annual Report on Form 10-K to include the information required by Items 10 through 14.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth under the captions “Information Regarding the Nominees for Election,” “Information Regarding the Other Incumbent Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” if any, “Code of Ethics” and “Board and Committee Meetings” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be set forth under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans,” “Who are the largest principal stockholders outside of management?” and “Security Ownership of Management” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth under the captions “Independence of Directors” and “Transactions with Management and Others” in the 2020 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be set forth under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-approval of Audit and Permissible Nonaudit Services of Independent Auditor” in the 2020 Proxy Statement and is incorporated herein by reference.

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

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed June 1, 2010.

3.2	Bylaws of First American Financial Corporation, amended and restated effective as of August 16, 2017.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed August 22, 2017.

4.1	Description of the Registrant’s Securities.	Attached.

4.2	Indenture, dated as of January 24, 2013, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.1 to the Form S-3ASR filed January 24, 2013.

4.3	First Supplemental Indenture, dated as of January 29, 2013, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed January 29, 2013.

4.4	Second Supplemental Indenture, dated as of November 10, 2014, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed November 10, 2014.

4.5	Form of 4.30% Senior Notes due 2023.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K filed January 29, 2013.

4.6	Form of 4.60% Senior Notes due 2024.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K filed November 10, 2014.

10.1	Separation and Distribution Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed June 1, 2010.

10.2	Credit Agreement dated as of April 30, 2019, among First American Financial Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

10.3	Tax Sharing Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.2 to the Current Report on Form 8-K filed June 1, 2010.

Exhibit No.	Description	Location
*10.4	First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Incorporated by reference herein to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.4.1	Amendment No. 1, dated January 21, 2015, to First American Financial Corporation Executive Supplemental Benefit Plan.	Incorporated by reference herein to Exhibit 10.5.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*10.5	First American Financial Corporation Deferred Compensation Plan, amended and restated effective as of January 1, 2012.	Incorporated by reference herein to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2011.

*10.5.1	First Amendment, effective July 1, 2015, to the First American Financial Corporation Deferred Compensation Plan.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

*10.5.2	Second Amendment, effective July 1, 2017, to the First American Financial Corporation Deferred Compensation Plan.	Incorporated by reference herein to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

*10.6	First American Financial Corporation 2010 Incentive Compensation Plan, amended and restated effective as of February 4, 2019.	Incorporated by reference herein to Exhibit 10.6 to the 10-K for the fiscal year ended December 31, 2018.

*10.6.1

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 22, 2019.

Incorporated by reference herein to Exhibit 10.6.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

*10.6.2

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 21, 2020.

Attached.

*10.6.3	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 19, 2016.	Incorporated by reference herein to Exhibit 10.6.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

*10.6.4	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 17, 2017.	Incorporated by reference herein to Exhibit 10.6.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

*10.6.5	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 23, 2018.	Incorporated by reference herein to Exhibit 10.6.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

*10.6.6	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 4, 2019.	Incorporated by reference herein to Exhibit 10.6.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

*10.6.7	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 21, 2020.	Attached.

*10.6.8	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 22, 2019.	Incorporated by reference to Exhibit 10.6.11 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Exhibit No.	Description	Location
*10.6.9	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 21, 2020.	Attached.

*10.7	Employment Agreement, dated February 13, 2020, between First American Financial Corporation and Dennis J. Gilmore.	Attached.

*10.8	Employment Agreement, dated February 13, 2020, between First American Financial Corporation and Kenneth D. DeGiorgio.	Attached.

*10.9	Employment Agreement, dated February 13, 2020, between First American Financial Corporation and Christopher M. Leavell.	Attached.

*10.10	Employment Agreement, dated February 13, 2020, between First American Financial Corporation and Mark E. Seaton.	Attached.

*10.11	First American Financial Corporation Form of Amended and Restated Change in Control Agreement effective as of December 31, 2010.	Incorporated by reference herein to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

21	Subsidiaries of the registrant.	Attached.

23	Consent of Independent Registered Public Accounting Firm.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	N/A.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	N/A.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

By	/S/ DENNIS J. GILMORE
Dennis J. Gilmore
Chief Executive Officer
(Principal Executive Officer)
Date: February 18, 2020
By	/S/ MARK E. SEATON
Mark E. Seaton
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)
Date: February 18, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DENNIS J. GILMORE Dennis J. Gilmore	Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2020

/S/ Mark E. Seaton Mark E. Seaton	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 18, 2020

/S/ Matthew F. Wajner Matthew F. Wajner	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2020

/S/ PARKER S. KENNEDY Parker S. Kennedy	Chairman of the Board of Directors	February 18, 2020

/S/ JAMES L. DOTI James L. Doti	Director	February 18, 2020

/S/ REGINALD H. GILYARD Reginald H. Gilyard	Director	February 18, 2020

/S/ MARGARET M. MCCARTHY Margaret M. McCarthy	Director	February 18, 2020

/S/ MICHAEL D. MCKEE Michael D. McKee	Director	February 18, 2020

/S/ THOMAS V. MCKERNAN Thomas V. McKernan	Director	February 18, 2020

/S/ Mark C. Oman Mark C. Oman	Director	February 18, 2020

Signature	Title	Date
/S/ MARTHA B. WYRSCH Martha B. Wyrsch	Director	February 18, 2020