Form 10-Q
period 2020-03-31
First American Financial Corp
filed 2020-04-29
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

On April 21, 2020 there were 111,421,080 shares of common stock outstanding.

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	THE CORONAVIRUS PANDEMIC AND RESPONSES THERETO;
•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;
•	UNCERTAINTY FROM THE EXPECTED DISCONTINUANCE OF LIBOR AND TRANSITION TO ANY OTHER INTEREST RATE BENCHMARK;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	REGULATORY OVERSIGHT AND CHANGES IN APPLICABLE LAWS AND GOVERNMENT REGULATIONS, INCLUDING PRIVACY AND DATA PROTECTION LAWS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	USE OF SOCIAL MEDIA BY THE COMPANY AND OTHER PARTIES;
•	REGULATION OF TITLE INSURANCE RATES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	CLIMATE CHANGE, HEALTH CRISES, SEVERE WEATHER CONDITIONS AND OTHER CATASTROPHE EVENTS;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MANAGEMENT FRAMEWORK;
•	SYSTEMS DAMAGE, FAILURES, INTERRUPTIONS, CYBERATTACKS AND INTRUSIONS, OR UNAUTHORIZED DATA DISCLOSURES;

•	INNOVATION EFFORTS OF THE COMPANY AND OTHER INDUSTRY PARTICIPANTS AND ANY RELATED MARKET DISRUPTION;
•	ERRORS AND FRAUD INVOLVING THE TRANSFER OF FUNDS;
•	THE COMPANY’S USE OF A GLOBAL WORKFORCE;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS; AND
•	OTHER FACTORS DESCRIBED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN ITEM 1A OF PART II.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE.  THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,049,985	$1,485,959
Accounts and accrued income receivable, less allowances of $11,576 and $12,676	404,541	324,385
Income taxes receivable	11,870	10,967
Investments:
Deposits with banks	39,425	44,422
Debt securities, includes pledged securities of $92,261 and $91,636 (amortized cost $5,711,924 and $5,796,755; allowance for credit losses of $7,493 at March 31, 2020)	5,839,530	5,913,636
Equity securities	377,296	392,318
Other investments	292,726	239,067
	6,548,977	6,589,443
Secured financings receivable	480,160	287,459
Property and equipment, net	488,490	442,014
Operating lease assets	295,387	291,385
Title plants and other indexes	580,255	579,674
Deferred income taxes	18,283	18,283
Goodwill	1,381,495	1,150,908
Other intangible assets, net	183,961	91,833
Other assets	232,081	246,857
	$11,675,485	$11,519,167
Liabilities and Equity
Deposits	$3,431,347	$3,337,431
Accounts payable and accrued liabilities	664,023	820,356
Deferred revenue	237,500	252,331
Reserve for known and incurred but not reported claims	1,057,538	1,063,044
Income taxes payable	36,427	25,475
Deferred income taxes	266,108	266,108
Operating lease liabilities	324,804	322,776
Secured financings payable	441,657	278,412
Notes and contracts payable	847,159	728,232
	7,306,563	7,094,165
Commitments and contingencies (Note 15 and Note 18)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—111,417 shares and 112,476 shares	1	1
Additional paid-in capital	2,247,569	2,300,926
Retained earnings	2,173,720	2,161,049
Accumulated other comprehensive loss	(61,945)	(41,492)
Total stockholders’ equity	4,359,345	4,420,484
Noncontrolling interests	9,577	4,518
Total equity	4,368,922	4,425,002
	$11,675,485	$11,519,167

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues
Direct premiums and escrow fees	$620,637	$514,202
Agent premiums	599,682	501,537
Information and other	211,512	172,892
Net investment income	45,874	82,268
Net realized investment (losses) gains	(64,762)	32,682
	1,412,943	1,303,581
Expenses
Personnel costs	429,660	411,612
Premiums retained by agents	475,381	396,607
Other operating expenses	257,240	196,447
Provision for policy losses and other claims	117,477	97,712
Depreciation and amortization	31,449	32,934
Premium taxes	17,315	14,663
Interest	12,097	11,936
	1,340,619	1,161,911
Income before income taxes	72,324	141,670
Income taxes	8,478	31,866
Net income	63,846	109,804
Less: Net income attributable to noncontrolling interests	642	229
Net income attributable to the Company	$63,204	$109,575
Net income per share attributable to the Company’s stockholders (Note 9):
Basic	$0.56	$0.97
Diluted	$0.55	$0.97
Cash dividends declared per share	$0.44	$0.42
Weighted-average common shares outstanding (Note 9):
Basic	113,556	112,703
Diluted	113,959	113,224

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$63,846	$109,804
Other comprehensive income (loss), net of tax:
Unrealized gains on debt securities	12,619	59,505
Unrealized gains on debt securities for which credit-related portion was recognized in earnings	85	—
Foreign currency translation adjustment	(33,556)	6,888
Pension benefit adjustment	399	(76)
Total other comprehensive (loss) income, net of tax	(20,453)	66,317
Comprehensive income	43,393	176,121
Less: Comprehensive income attributable to noncontrolling interests	642	228
Comprehensive income attributable to the Company	$42,751	$175,893

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2019	112,476	$1	$2,300,926	$2,161,049	$(41,492)	$4,420,484	$4,518	$4,425,002
Net income for three months ended March 31, 2020	—	—	—	63,204	—	63,204	642	63,846
Dividends on common shares	—	—	—	(49,702)	—	(49,702)	—	(49,702)
Purchase of Company shares	(1,703)	—	(65,785)	—	—	(65,785)	—	(65,785)
Shares issued in connection with share-based compensation	644	—	(13,547)	(831)	—	(14,378)	—	(14,378)
Share-based compensation	—	—	25,903	—	—	25,903	—	25,903
Net activity related to noncontrolling interests	—	—	72	—	—	72	4,417	4,489
Other comprehensive loss	—	—	—	—	(20,453)	(20,453)	—	(20,453)
Balance at March 31, 2020	111,417	$1	$2,247,569	$2,173,720	$(61,945)	$4,359,345	$9,577	$4,368,922

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity – (Continued)

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2018	111,496	$1	$2,258,290	$1,644,165	$(160,575)	$3,741,881	$3,507	$3,745,388
Cumulative-effect adjustment	—	—	—	1,283	—	1,283	—	1,283
Net income for three months ended March 31, 2019	—	—	—	109,575	—	109,575	229	109,804
Dividends on common shares	—	—	—	(47,021)	—	(47,021)	—	(47,021)
Purchase of Company shares	(47)	—	(2,066)	—	—	(2,066)	—	(2,066)
Shares issued in connection with share-based compensation	623	—	(10,618)	(862)	—	(11,480)	—	(11,480)
Share-based compensation	—	—	19,597	—	—	19,597	—	19,597
Net activity related to noncontrolling interests	—	—	(60)	—	—	(60)	(1,226)	(1,286)
Other comprehensive income (loss)	—	—	—	—	66,318	66,318	(1)	66,317
Balance at March 31, 2019	112,072	$1	$2,265,143	$1,707,140	$(94,257)	$3,878,027	$2,509	$3,880,536

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$63,846	$109,804
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	117,477	97,712
Depreciation and amortization	31,449	32,934
Amortization of premiums and accretion of discounts on debt securities, net	9,952	5,464
Net realized investment losses (gains)	64,762	(32,682)
Share-based compensation	25,903	19,597
Equity in earnings of equity method investments, net	228	180
Dividends from equity method investments	1,402	545
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(108,538)	(99,992)
Net change in income tax accounts	5,181	29,186
(Increase) decrease in accounts and accrued income receivable	(45,747)	2,543
Decrease in accounts payable and accrued liabilities	(149,960)	(118,318)
Decrease in deferred revenue	(15,753)	(13,447)
Other, net	23,952	945
Cash provided by operating activities	24,154	34,471
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(386,231)	(225)
Net decrease (increase) in deposits with banks	2,095	(8,824)
Purchases of debt and equity securities	(588,327)	(727,001)
Proceeds from sales of debt and equity securities	211,370	461,447
Proceeds from maturities of debt securities	320,523	136,670
Investments in unconsolidated entities	(44,795)	(75,000)
Net change in other investments	298	1,036
Advances under secured financing agreements	(3,028,490)	(985,478)
Collections of secured financings receivable	2,835,789	934,149
Capital expenditures	(29,213)	(27,386)
Proceeds from sales of property and equipment	14,141	12
Cash used for investing activities	(692,840)	(290,600)
Cash flows from financing activities:
Net change in deposits	93,916	135,720
Borrowings under secured financing agreements	2,998,687	985,878
Repayments of secured financings payable	(2,835,442)	(934,544)
Borrowings under unsecured credit agreement	120,000	—
Repayments of notes and contracts payable	(1,338)	(1,411)
Net activity related to noncontrolling interests	(1,328)	(1,065)
Net payments in connection with share-based compensation	(14,378)	(11,480)
Repurchases of Company shares	(65,785)	(2,066)
Payments of cash dividends	(49,702)	(47,021)
Cash provided by financing activities	244,630	124,011
Effect of exchange rate changes on cash	(11,918)	2,041
Net decrease in cash and cash equivalents	(435,974)	(130,077)
Cash and cash equivalents—Beginning of period	1,485,959	1,467,129
Cash and cash equivalents—End of period	$1,049,985	$1,337,052
Supplemental information:
Cash paid during the period for:
Interest	$9,462	$10,353
Premium taxes	$25,049	$24,353
Income taxes, less refunds of $71 and $548	$3,239	$2,559

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial information included in this report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X.  The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with the First American Financial Corporation (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2019.  The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods.  All material intercompany transactions and balances have been eliminated upon consolidation.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued updated guidance that is intended to reduce potential diversity in practice in accounting for the costs of implementing cloud computing arrangements (i.e., hosting arrangements) that are service contracts.  The updated guidance aligns the requirements for capitalizing implementation costs for these arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued updated guidance as part of its disclosure framework project intended to improve the effectiveness of disclosures in the notes to the financial statements.  The updated guidance eliminates, adds and modifies certain disclosure requirements related to fair value measurements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued updated guidance intended to simplify how an entity tests goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under the updated guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized limited to the total amount of goodwill allocated to that reporting unit.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance, effective January 1, 2020 and applied prospectively, did not have a material impact, except for the disclosure requirements, on the Company’s condensed consolidated financial statements.  See Note 3 Debt and Equity Securities and Note 4 Credit Losses – Financial Assets and Off-Balance Sheet Credit Exposures for further information on the Company’s credit losses.

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

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $7.7 billion and $7.3 billion at March 31, 2020 and December 31, 2019, respectively, of which $3.3 billion and $3.2 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.0 billion and $4.2 billion at March 31, 2020 and December 31, 2019, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions and, as a result, the Company has ongoing programs for realizing economic benefits with various financial institutions.  The results from these programs are included as income or a reduction in expense, as appropriate, in the condensed consolidated statements of income based on the nature of the arrangement and benefit received.

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.9 billion and $3.0 billion at March 31, 2020 and December 31, 2019, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 3 – Debt and Equity Securities

On January 1, 2020, the Company adopted updated accounting guidance which changes the impairment methodology for available-for-sale debt securities. Under the new guidance, when the fair value of an available-for-sale debt security falls below its amortized cost, entities must determine whether the decline in fair value is due to credit-related factors or noncredit-related factors.  Declines in fair value that are credit-related are now recorded on the balance sheet through an allowance for credit losses with a corresponding adjustment to earnings and declines that are noncredit-related are recognized through other comprehensive income/loss.

Investments in debt securities, classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Allowance for credit losses (1)	Gross unrealized		Estimated fair value
			Gains	Losses
March 31, 2020
U.S. Treasury bonds	$120,676	$—	$2,032	$—	$122,708
Municipal bonds	1,008,935	—	41,978	(1,971)	1,048,942
Foreign government bonds	154,968	(399)	4,254	(525)	158,298
Governmental agency bonds	285,947	—	13,153	(5)	299,095
Governmental agency mortgage-backed securities	3,264,553	—	91,671	(7,848)	3,348,376
U.S. corporate debt securities	547,250	(5,886)	12,250	(14,333)	539,281
Foreign corporate debt securities	329,595	(1,208)	3,121	(8,678)	322,830
	$5,711,924	$(7,493)	$168,459	$(33,360)	$5,839,530
December 31, 2019
U.S. Treasury bonds	$143,825	$—	$469	$(353)	$143,941
Municipal bonds	1,043,252	—	47,804	(217)	1,090,839
Foreign government bonds	179,554	—	1,497	(961)	180,090
Governmental agency bonds	316,318	—	5,820	(219)	321,919
Governmental agency mortgage-backed securities	3,241,966	—	43,599	(7,307)	3,278,258
U.S. corporate debt securities	535,878	—	18,466	(972)	553,372
Foreign corporate debt securities	335,962	—	9,468	(213)	345,217
	$5,796,755	$—	$127,123	$(10,242)	$5,913,636

(1)

Represents the amount of impairment resulting from credit-related factors and is included in net realized investment gains/losses in the condensed consolidated statements of income for the three months ended March 31, 2020.

Sales of debt securities resulted in realized gains of $6.2 million and $3.1 million, realized losses of $1.3 million and $3.0 million, and proceeds of $209.4 million and $391.4 million for the three months ended March 31, 2020 and 2019, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Gross unrealized losses on investments in debt securities for which an allowance for credit losses has not been recorded, are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2020
Municipal bonds	$64,810	$(1,965)	$790	$(6)	$65,600	$(1,971)
Foreign government bonds	32,427	(525)	—	—	32,427	(525)
Governmental agency bonds	1,540	(5)	—	—	1,540	(5)
Governmental agency mortgage-backed securities	451,608	(3,315)	478,847	(4,533)	930,455	(7,848)
U.S. corporate debt securities	225,547	(13,868)	2,869	(465)	228,416	(14,333)
Foreign corporate debt securities	195,407	(8,629)	698	(49)	196,105	(8,678)
	$971,339	$(28,307)	$483,204	$(5,053)	$1,454,543	$(33,360)
December 31, 2019
U.S. Treasury bonds	$12,507	$(350)	$3,193	$(3)	$15,700	$(353)
Municipal bonds	29,333	(207)	2,827	(10)	32,160	(217)
Foreign government bonds	112,167	(934)	11,001	(27)	123,168	(961)
Governmental agency bonds	24,493	(142)	14,923	(77)	39,416	(219)
Governmental agency mortgage-backed securities	719,602	(2,785)	637,009	(4,522)	1,356,611	(7,307)
U.S. corporate debt securities	42,607	(451)	10,216	(521)	52,823	(972)
Foreign corporate debt securities	30,895	(108)	12,373	(105)	43,268	(213)
	$971,604	$(4,977)	$691,542	$(5,265)	$1,663,146	$(10,242)

Based on the Company’s review of its debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, it determined that the losses were due to non-credit factors, such as the sharp increase in market volatility due to the recent disruption in global financial markets as a result of the coronavirus pandemic and responses to it.  As such, the Company does not consider these securities to be credit impaired at March 31, 2020.

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is impaired and it is written down to fair value with all losses recognized in earnings.  As of March 31, 2020, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

For debt securities in an unrealized loss position for which the Company does not intend to sell the debt security and it is not more likely than not that the Company will be required to sell the debt security, the Company determines whether the loss is due to credit-related factors or noncredit-related factors. For debt securities in an unrealized loss position for which the losses are primarily due to credit-related factors, the Company’s policy is to recognize the entire loss in earnings. For debt securities in an unrealized loss position for which the losses are determined to be the result of both credit-related and noncredit-related factors, the credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security.  The cash flows expected to be collected are discounted using the effective interest rate (i.e. purchase yield) and for variable rate securities the interest rate is fixed at the rate in effect at the credit loss measurement date.

Expected future cash flows for debt securities are based on qualitative and quantitative factors specific to each security, including the probability of default and the estimated timing and amount of recovery.  The detailed inputs used to project expected future cash flows may be different depending on the nature of the individual debt security.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Activity in the allowance for credit losses on debt securities is summarized as follows:

(in thousands)	Three Months Ended March 31, 2020
Balance at beginning of period	$—
Credit losses recognized during the period	(7,493)
Balance at end of period	$(7,493)

In determining credit losses on its debt securities in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, profitability and stock performance.

The Company’s policy is to present accrued interest receivable on debt securities within accounts and accrued income receivable on the balance sheet.  Accrued interest receivable on debt securities at March 31, 2020 totaled $27.2 million.  The Company has elected to not measure an allowance for credit losses for accrued interest receivable on debt securities and maintains a policy that all receivables ninety days past due are written off as credit loss expense. Debt securities are placed on non-accrual status, and accrual of interest is discontinued, when management determines that collectibility of contractual amounts is not reasonably assured. Interest income is recognized on a cash basis for interest payments received on debt securities in non-accrual status.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at March 31, 2020, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$65,958	$51,199	$1,025	$2,494	$120,676
Estimated fair value	$66,287	$52,545	$1,152	$2,724	$122,708
Municipal bonds
Amortized cost	$62,536	$130,688	$332,696	$483,015	$1,008,935
Estimated fair value	$62,788	$132,402	$347,166	$506,586	$1,048,942
Foreign government bonds
Amortized cost	$22,647	$61,278	$57,108	$13,935	$154,968
Estimated fair value	$22,652	$62,676	$59,523	$13,447	$158,298
Governmental agency bonds
Amortized cost	$7,673	$84,475	$132,414	$61,385	$285,947
Estimated fair value	$7,733	$87,291	$137,197	$66,874	$299,095
U.S. corporate debt securities
Amortized cost	$23,210	$303,513	$173,846	$46,681	$547,250
Estimated fair value	$23,192	$301,707	$167,908	$46,474	$539,281
Foreign corporate debt securities
Amortized cost	$23,461	$202,346	$75,858	$27,930	$329,595
Estimated fair value	$23,428	$199,226	$73,886	$26,290	$322,830
Total debt securities excluding mortgage-backed securities
Amortized cost	$205,485	$833,499	$772,947	$635,440	$2,447,371
Estimated fair value	$206,080	$835,847	$786,832	$662,395	$2,491,154
Total mortgage-backed securities
Amortized cost					$3,264,553
Estimated fair value					$3,348,376
Total debt securities
Amortized cost					$5,711,924
Estimated fair value					$5,839,530

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in equity securities are as follows:

(in thousands)	Cost	Estimated fair value
March 31, 2020
Preferred stocks	$20,284	$13,308
Common stocks	396,635	363,988
	$416,919	$377,296
December 31, 2019
Preferred stocks	$21,849	$18,094
Common stocks	328,110	374,224
	$349,959	$392,318

Net losses (realized and unrealized) of $82.5 million and net gains (realized and unrealized) of $32.5 million were recognized for the three months ended March 31, 2020 and 2019, respectively, as a result of changes in the fair values of equity securities.  Included in net losses during the three months ended March 31, 2020 were net unrealized losses of $82.4 million related to equity securities still held at March 31, 2020, and included in net gains during the three months ended March 31, 2019 were net unrealized gains of $29.0 million related to equity securities still held at March 31, 2019.

The composition of the investment portfolio at March 31, 2020, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
Debt securities:
U.S. Treasury bonds	$122,708	100.0	$—	—	$—	—	$122,708	100.0
Municipal bonds	1,003,827	95.7	43,777	4.2	1,338	0.1	1,048,942	100.0
Foreign government bonds	144,010	91.0	11,761	7.4	2,527	1.6	158,298	100.0
Governmental agency bonds	299,095	100.0	—	—	—	—	299,095	100.0
Governmental agency mortgage-backed securities	3,348,376	100.0	—	—	—	—	3,348,376	100.0
U.S. corporate debt securities	250,839	46.5	218,235	40.5	70,207	13.0	539,281	100.0
Foreign corporate debt securities	129,565	40.1	167,265	51.8	26,000	8.1	322,830	100.0
Total debt securities	5,298,420	90.7	441,038	7.6	100,072	1.7	5,839,530	100.0
Preferred stocks	28	0.2	12,589	94.6	691	5.2	13,308	100.0
Total	$5,298,448	90.5	$453,627	7.8	$100,763	1.7	$5,852,838	100.0

Included in debt securities at March 31, 2020, were bank loans totaling $67.7 million, of which $61.4 million were non-investment grade; high yield corporate debt securities totaling $30.6 million, all of which were non-investment grade; and emerging market debt securities totaling $62.1 million, of which $6.7 million were non-investment grade.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio in an unrealized loss position at March 31, 2020, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
Municipal bonds	$46,321	70.6	$19,279	29.4	$—	—	$65,600	100.0
Foreign government bonds	24,960	77.0	6,139	18.9	1,328	4.1	32,427	100.0
Governmental agency bonds	1,540	100.0	—	—	—	—	1,540	100.0
Governmental agency mortgage-backed securities	930,455	100.0	—	—	—	—	930,455	100.0
U.S. corporate debt securities	68,401	30.0	102,437	44.8	57,578	25.2	228,416	100.0
Foreign corporate debt securities	67,625	34.5	108,333	55.2	20,147	10.3	196,105	100.0
Total	$1,139,302	78.4	$236,188	16.2	$79,063	5.4	$1,454,543	100.0

Debt securities in an unrealized loss position at March 31, 2020, included bank loans totaling $60.9 million, of which $54.7 million were non-investment grade; high yield corporate debt securities totaling $20.1 million, all of which were non-investment grade; and emerging market debt securities totaling $35.9 million, of which $4.3 million were non-investment grade.

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

Note 4 – Credit Losses – Financial Assets and Off-Balance Sheet Credit Exposures

On January 1, 2020, the Company adopted updated accounting guidance which requires financial assets measured at amortized cost to be presented at the net amount expected to be collected with credit losses recorded through an allowance account that is deducted from the amortized cost of the financial asset.  The updated guidance also requires the measurement of expected credit losses on off-balance sheet credit exposures.

The Company’s financial assets, which are measured at amortized cost, primarily include accounts receivable, accrued interest receivable and secured financings receivable.  See Note 3 Debt and Equity Securities for discussion of accrued interest receivable on debt securities.

Accounts and accrued income receivable

Accounts receivable are generally due within thirty days and are recorded net of an allowance for credit losses.  The Company considers accounts outstanding longer than the contractual payment terms as past due.  The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to the Company and the current condition, and future expectations, of the general economy and industry as a whole.  Amounts are charged off in the period in which they are deemed to be uncollectible.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

(in thousands)	Three Months Ended March 31, 2020
Balance at beginning of period (1)	$12,676
Provision for expected credit losses	1,003
Write-offs, net of recoveries	(2,103)
Balance at end of period	$11,576

(1)	Amount reflects the allowance determined under previous accounting guidance. Transition to the updated guidance did not result in an adjustment to the allowance.

The Company’s policy is to present accrued interest receivable on financial assets measured at amortized cost within accounts and accrued income receivable on the balance sheet.  Accrued interest receivable at March 31, 2020 totaled $3.2 million.  The Company has elected to not measure an allowance for credit losses for accrued interest receivable and maintains a policy that all receivables ninety days past due are written off as credit loss expense.  Accounts are placed on non-accrual status, and accrual of interest is discontinued, when management determines that collectibility of contractual amounts is not reasonably assured.  Payments of interest for accounts in non-accrual status are applied under the cost recovery method.

Secured financings receivable

The Company’s secured financings receivable are collateralized by mortgage loans on residential real estate.  Collections of the receivable balance occur upon sale of the underlying mortgage loan to investors in the secondary market, generally within 30 days and more typically in less than 10 days.  No allowance is recorded for credit losses due to, among other factors, the short-term nature of these receivables, investors in the underlying mortgage loans being typically identified prior to advances being made by the Company, the underlying mortgage loans are predominantly Qualified Mortgages (QM) and the receivable has no history of significant prior credit losses.

Escrow deposits and like-kind exchange deposits

Escrow deposits held at third-party financial institutions are not considered assets or liabilities of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.  The Company regularly reviews the financial strength of third-party financial institutions where escrow deposits are held and, based on this review and the fact that all amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation, does not expect any credit losses; therefore the Company has not recorded a liability for credit losses.

Like-kind exchange deposits held at third-party financial institutions are not considered assets or liabilities of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.  The Company regularly reviews the financial strength of third-party financial institutions where like-kind exchange deposits are held and, based on this review and the fact that all amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation, does not expect any credit losses; therefore the Company has not recorded a liability for credit losses.

See Note 2 Escrow Deposits, Like-Kind Exchange Deposits and Trust Assets for further information about the Company’s escrow deposits and like-kind exchange deposits.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 5 – Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the three months ended March 31, 2020, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance at December 31, 2019	$1,104,143	$46,765	$1,150,908
Acquisitions	236,242	—	236,242
Dispositions	(358)	—	(358)
Foreign currency translation	(5,297)	—	(5,297)
Balance at March 31, 2020	$1,334,730	$46,765	$1,381,495

The Company’s four reporting units for purposes of assessing goodwill for impairment are title insurance, home warranty, property and casualty insurance and trust and other services.  During the three months ended March 31, 2020, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount.  For discussion about the Company’s acquisitions in 2020, see Note 16 Business Combinations.

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	March 31, 2020	December 31, 2019
Finite-lived intangible assets:
Customer relationships	$150,700	$99,905
Noncompete agreements	32,198	13,150
Trademarks	25,312	10,520
Internal-use software licenses	18,812	21,982
Patents	2,840	2,840
	229,862	148,397
Accumulated amortization	(62,786)	(73,449)
	167,076	74,948
Indefinite-lived intangible assets:
Licenses	16,885	16,885
	$183,961	$91,833

Amortization expense for finite-lived intangible assets was $6.3 million and $8.0 million for the three months ended March 31, 2020 and 2019, respectively.  For discussion about the Company’s acquisitions in 2020, see Note 16 Business Combinations.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2020	$28,650
2021	$28,394
2022	$27,285
2023	$25,461
2024	$20,094
2025	$14,352

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 7 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Balance at beginning of period	$1,063,044	$1,042,679
Provision related to:
Current year	103,213	88,603
Prior years	14,264	9,109
	117,477	97,712
Payments, net of recoveries, related to:
Current year	32,685	30,446
Prior years	75,853	69,546
	108,538	99,992
Other	(14,445)	(6,765)
Balance at end of period	$1,057,538	$1,033,634

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 5.0% and 4.0% for the three months ended March 31, 2020 and 2019, respectively.  The current quarter rate of 5.0% reflects an ultimate loss rate of 4.5% for the current policy year and a net increase in the loss reserve estimates for prior policy years of $5.5 million.  The 4.0% rate for the first quarter of 2019 reflected the ultimate loss rate for the 2019 policy year and no change in the loss reserve estimates for prior policy years.

To date, the Company has not experienced an increase in title claims as a result of the coronavirus pandemic.  For the three months ended March 31, 2020, the Company’s incurred title claims were 6.2% lower than the same period of the prior year and significantly below the Company’s actuarial expectation.  However, title claims generally increase when economic conditions deteriorate.  Due to the recent deterioration in economic conditions in connection with the coronavirus pandemic and responses to it, the Company increased its calendar year loss rate from 4.0% in 2019 to 5.0%.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	March 31, 2020		December 31, 2019
Known title claims	$73,829	7.0%	$83,382	7.8%
Incurred but not reported claims	915,192	86.5%	903,994	85.1%
Total title claims	989,021	93.5%	987,376	92.9%
Non-title claims	68,517	6.5%	75,668	7.1%
Total loss reserves	$1,057,538	100.0%	$1,063,044	100.0%

Note 8 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 11.7% and 22.5% for the three months ended March 31, 2020 and 2019, respectively.  The Company’s effective tax rates differ from the statutory federal rate of 21.0% due to state and foreign income taxes incurred, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense.  In addition, the rate for 2020 reflects a benefit related to foreign tax law changes.

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

As of March 31, 2020 and December 31, 2019, the liability for income taxes associated with uncertain tax positions was $6.6 million and $1.5 million, respectively.  The increase in the current quarter results primarily from positions taken on the Company’s tax returns for prior years.  As of March 31, 2020 and December 31, 2019, the liability could be reduced by $1.8 million and $0.4 million, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes.  The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.  As of March 31, 2020 and December 31, 2019, the Company had accrued interest and penalties, net of tax benefits, of $28 thousand and $26 thousand, respectively, related to uncertain tax positions.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may increase or decrease within the next 12 months.  Any such change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions.  The primary non-federal jurisdictions are California, Canada, India and the United Kingdom.  As of March 31, 2020, the Company had concluded U.S. federal income tax examinations through 2015 and is generally no longer subject to state and non-U.S. income tax examinations for years prior to 2014.

Note 9 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2019
Numerator
Net income attributable to the Company	$63,204	$109,575
Denominator
Basic weighted-average shares	113,556	112,703
Effect of dilutive employee stock options and restricted stock units (“RSUs”)	403	521
Diluted weighted-average shares	113,959	113,224
Net income per share attributable to the Company’s stockholders
Basic	$0.56	$0.97
Diluted	$0.55	$0.97

For the three months ended March 31, 2020 and 2019, 192 thousand and 301 thousand RSUs, respectively, were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect.  No stock options had a dilutive effect on weighted-average common shares outstanding during the three months ended March 31, 2020, as all remaining stock options outstanding were exercised during the fourth quarter of 2019.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 10 – Employee Benefit Plans

Net periodic cost related to the Company’s unfunded supplemental benefit plans includes the following components:

	Three Months Ended March 31,
(in thousands)	2020	2019
Expense:
Service costs	$45	$70
Interest costs	1,781	2,279
Amortization of net actuarial loss	1,320	915
Amortization of prior service credit	(777)	(1,018)
	$2,369	$2,246

The Company contributed $3.5 million to its unfunded supplemental benefit plans during the three months ended March 31, 2020, and expects to contribute an additional $11.9 million during the remainder of 2020.

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of March 31, 2020 and December 31, 2019:

(in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2020
Debt securities:
U.S. Treasury bonds	$122,708	$—	$122,708	$—
Municipal bonds	1,048,942	—	1,048,942	—
Foreign government bonds	158,298	—	158,298	—
Governmental agency bonds	299,095	—	299,095	—
Governmental agency mortgage-backed securities	3,348,376	—	3,348,376	—
U.S. corporate debt securities	539,281	—	539,281	—
Foreign corporate debt securities	322,830	—	322,830	—
	5,839,530	—	5,839,530	—
Equity securities:
Preferred stocks	13,308	13,308	—	—
Common stocks	363,988	363,988	—	—
	377,296	377,296	—	—
Total assets	$6,216,826	$377,296	$5,839,530	$—

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2019
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

There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2020 and 2019.  Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of March 31, 2020 and December 31, 2019:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
March 31, 2020
Assets:
Cash and cash equivalents	$1,049,985	$1,049,985	$1,049,985	$—	$—
Deposits with banks	$39,425	$39,461	$2,030	$37,431	$—
Notes receivable, net	$18,694	$17,212	$—	$—	$17,212
Secured financings receivable	$480,160	$480,160	$—	$480,160	$—
Liabilities:
Secured financings payable	$441,657	$441,657	$—	$441,657	$—
Notes and contracts payable	$847,159	$900,755	$—	$896,153	$4,602

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2019
Assets:
Cash and cash equivalents	$1,485,959	$1,485,959	$1,485,959	$—	$—
Deposits with banks	$44,422	$44,339	$4,074	$40,265	$—
Notes receivable, net	$18,970	$19,422	$—	$—	$19,422
Secured financings receivable	$287,459	$287,459	$—	$287,459	$—
Liabilities:
Secured financings payable	$278,412	$278,412	$—	$278,412	$—
Notes and contracts payable	$728,232	$761,224	$—	$756,306	$4,918

Note 12 – Share-Based Compensation

The following table presents costs associated with the Company’s share-based compensation plans:

	Three Months Ended March 31,
(in thousands)	2020	2019
Expense:
RSUs	$24,658	$18,348
Employee stock purchase plan	1,245	1,249
	$25,903	$19,597

The following table summarizes RSU activity for the three months ended March 31, 2020:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2019	1,152	$49.25
Granted during 2020	717	$64.68
Vested during 2020	(788)	$52.68
Forfeited during 2020	(3)	$55.12
Unvested at March 31, 2020	1,078	$56.99

Note 13 – Stockholders’ Equity

The Company maintains a stock repurchase plan with authorization up to $250.0 million, of which $95.8 million remained as of March 31, 2020.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  During the three months ended March 31, 2020, the Company repurchased and retired 1.7 million shares of its common stock for a total purchase price of $65.8 million and as of March 31, 2020, had repurchased and retired 5.3 million shares of its common stock under the current authorization for a total purchase price of $154.2 million.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 14 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the three months ended March 31, 2020:

	First American Financial Corporation				NCI
(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)	Accumulated other comprehensive income (loss)	Balance
Balance at December 31, 2019	$83,117	$(51,668)	$(72,941)	$(41,492)	$1	$(41,491)
Change in unrealized gains (losses) on debt securities	18,096	—	—	18,096	—	18,096
Change in unrealized gains (losses) on debt securities for which credit-related portion was recognized in earnings	122	—	—	122	—	122
Change in foreign currency translation adjustment	—	(34,688)	—	(34,688)	—	(34,688)
Amortization of net actuarial loss	—	—	1,320	1,320	—	1,320
Amortization of prior service credit	—	—	(777)	(777)	—	(777)
Tax effect	(5,514)	1,132	(144)	(4,526)	—	(4,526)
Balance at March 31, 2020	$95,821	$(85,224)	$(72,542)	$(61,945)	$1	$(61,944)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2020 and 2019:

(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended March 31, 2020
Pretax change before reclassifications	$15,396	$(34,688)	$—	$(19,292)
Reclassifications out of AOCI	2,822	—	543	3,365
Tax effect	(5,514)	1,132	(144)	(4,526)
Total other comprehensive income (loss), net of tax	$12,704	$(33,556)	$399	$(20,453)
Three Months Ended March 31, 2019
Pretax change before reclassifications	$77,765	$7,166	$—	$84,931
Reclassifications out of AOCI	41	—	(103)	(62)
Tax effect	(18,301)	(278)	27	(18,552)
Total other comprehensive income (loss), net of tax	$59,505	$6,888	$(76)	$66,317

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

(in thousands)	Amounts reclassified from AOCI		Affected line items in the condensed consolidated statements of income
	Three Months Ended March 31,
	2020	2019
Unrealized gains (losses) on debt securities:
Net realized gains (losses) on sales of debt securities	$4,671	$(41)	Net realized investment (losses) gains
Credit losses recognized on debt securities	(7,493)	—	Net realized investment (losses) gains
Pretax total	$(2,822)	$(41)
Tax effect	$854	$10
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(1,320)	$(915)	Other operating expenses
Amortization of prior service credit	777	1,018	Other operating expenses
Pretax total	$(543)	$103
Tax effect	$224	$(27)

(1)	These components of AOCI are components of net periodic cost. See Note 10 Employee Benefit Plans for additional details.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries improperly charged fees for products and services, improperly handled property and casualty claims and gave items of value to builders as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

•	Antao Properties LLC vs. First American Title Insurance Company, filed on November 6, 2019 and pending in the United States District Court for the Middle District of Florida,
•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017 and pending in the Superior Court of the State of California, County of Sacramento, and
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

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

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and wealth management businesses are regulated by various federal, state and local governmental agencies.  Many of the Company’s other businesses operate within statutory guidelines.  Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies.  Currently, governmental agencies are examining or investigating certain of the Company’s operations.  These include numerous regulatory inquiries and/or investigations as a result of the information security incident that occurred during the second quarter of 2019, including inquiries and/or investigations of certain state insurance regulators, the Federal Trade Commission and the Securities and Exchange Commission.  These also include an inquiry by the New York Attorney General and the Massachusetts Attorney General into competitive practices in the title insurance industry.  With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company records a liability representing its best estimate of the financial exposure based on known facts.  While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  These exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $13.8 million, which is based on the exchange rate as of, and includes interest charges through, March 31, 2020.  As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Accordingly, the Company filed a notice of appeal with the Canadian taxing authority in March 2020.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 16 – Business Combinations

During the three months ended March 31, 2020, the Company completed acquisitions for an aggregate purchase price of $391.9 million, which were funded through cash on hand and additional borrowings of $120.0 million under the Company’s credit facility.  For acquisitions in which the Company has not completed its purchase price allocation, preliminary fair value estimates for the assets acquired and liabilities assumed have been recorded.  The Company allocates the purchase price of each acquisition to the assets acquired and liabilities assumed using a variety of valuation techniques, including discounted cash flow analysis.  These acquisitions have been included in the Company’s title insurance and services segment.

Current quarter acquisitions included the purchase of a company that provides document, eClose and fulfillment technology for the mortgage industry on March 2, 2020 for a purchase price of $350.0 million.  In connection with the purchase, the Company has recorded preliminary estimates for goodwill, property and equipment and other intangible assets of $197.9 million, $50.0 million and $90.0 million, respectively.

Note 17 – Segment Information

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally.  This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions, many of which products, services and solutions involve the use of real property-related data; maintains, manages and provides access to title plant data and records; provides document generation and delivery services; and provides appraisals and other valuation-related products and services, lien release and document custodial services, warehouse lending services, default-related products and services, evidence of title, and banking, trust and wealth management services.  The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents.  Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories.  The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended March 31, 2020:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,300,625	$72,976	$29,517	$28,423
Specialty Insurance	121,969	12,857	1,894	2,801
Corporate	(9,311)	(13,509)	38	—
Eliminations	(340)	—	—	—
	$1,412,943	$72,324	$31,449	$31,224

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$501,301	$599,682	$208,273	$59,668	$(68,299)	$1,300,625
Specialty Insurance	119,336	—	3,439	2,584	(3,390)	121,969
	$620,637	$599,682	$211,712	$62,252	$(71,689)	$1,422,594

For the three months ended March 31, 2019:
(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,172,180	$142,007	$31,162	$25,479
Specialty Insurance	122,182	17,785	1,734	2,497
Corporate	9,559	(18,122)	38	—
Eliminations	(340)	—	—	—
	$1,303,581	$141,670	$32,934	$27,976

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$402,756	$501,537	$170,089	$70,053	$27,745	$1,172,180
Specialty Insurance	111,446	—	3,067	2,732	4,937	122,182
	$514,202	$501,537	$173,156	$72,785	$32,682	$1,294,362

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 18 – Coronavirus Pandemic

The coronavirus pandemic and responses to it have created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts the Company’s business, operations and financial results will depend on numerous factors that the Company may not be able to accurately predict, including: the duration and scope of the pandemic and restrictions and responses to it; governmental, business and individual actions that have been and will continue to be taken in response to the pandemic; the ongoing impact of the pandemic on economic activity and actions taken in response, including the efficacy of governmental relief efforts; the effect on participants in real estate transactions and the demand for the Company’s products and services, including as a result of higher unemployment, business closures and economic uncertainty; and the Company’s ability to sell and provide its services and solutions, including as a result of illness, travel restrictions, people working from home, governmental closure orders and partial or full closures of business and government offices.  During the first quarter of 2020, for example, the Company experienced increased volatility in its investment portfolio.  Also, the number of residential purchase orders opened by the Company’s direct title operations declined sharply in the middle of March 2020.  For the first three weeks in April 2020, open purchase orders are down 43.4% compared to the same three weeks of 2019.  In addition, revenue from the Company’s commercial business, for the first three weeks in April 2020, has declined 44.1% compared to the same three weeks of 2019.

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

CRITICAL ACCOUNTING ESTIMATES

A summary of the Company’s significant accounting policies that it considers to be the most dependent on the application of estimates and assumptions can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  Changes in 2020 to the Company’s significant accounting policies, which are dependent upon estimates and assumptions, include the adoption of new accounting guidance for the recognition of credit losses. For discussion of the new guidance and the related changes to the Company’s accounting policy, see Recently Adopted Accounting Pronouncements, Note 3 Debt and Equity Securities and Note 4 Credit Losses – Financial Assets and Off-Balance Sheet Credit Exposures to the condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued updated guidance that is intended to reduce potential diversity in practice in accounting for the costs of implementing cloud computing arrangements (i.e., hosting arrangements) that are service contracts.  The updated guidance aligns the requirements for capitalizing implementation costs for these arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued updated guidance as part of its disclosure framework project intended to improve the effectiveness of disclosures in the notes to the financial statements.  The updated guidance eliminates, adds and modifies certain disclosure requirements related to fair value measurements. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued updated guidance intended to simplify how an entity tests goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under the updated guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized limited to the total amount of goodwill allocated to that reporting unit.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance, effective January 1, 2020 and applied prospectively, did not have a material impact, except for the disclosure requirements, on the Company’s condensed consolidated financial statements.  See Note 3 Debt and Equity Securities and Note 4 Credit Losses – Financial Assets and Off-Balance Sheet Credit Exposures to the condensed consolidated financial statements for further information on the Company’s credit losses.

Pending Accounting Pronouncements

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

The Company’s total revenues increased $109.4 million, or 8.4%, in the first quarter of 2020 when compared with the first quarter of 2019.  This increase was primarily attributable to increases in direct premiums and escrow fees of $106.4 million, or 20.7%, and agent premiums of $98.1 million, or 19.6%, partially offset by a decrease in net realized investment gains and losses of $97.4 million.   Direct premiums and escrow fees in the title insurance and services segment from domestic residential refinance, purchase and commercial transactions increased $63.5 million, $21.3 million and $11.2 million, or 153.8%, 11.9% and 7.5%, respectively.

According to the Mortgage Bankers Association’s April 2, 2020 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 73.2% in the first quarter of 2020 when compared with the first quarter of 2019.  According to the MBA Forecast, the dollar amount of purchase originations increased 12.7% and refinance originations increased 215.5%.  This volume of domestic residential mortgage origination activity contributed to increases in direct premiums and escrow fees for the Company’s direct title operations of 11.9% from domestic residential purchase transactions and 153.8% from domestic refinance transactions in the first quarter of 2020 when compared with the first quarter of 2019.

During the first quarter of 2020, the level of domestic title orders opened per day by the Company’s direct title operations increased 53.1% when compared with the first quarter of 2019.  Residential refinance, residential purchase and commercial opened orders per day increased 188.0%, 3.7% and 3.8%, respectively, when compared to the first quarter of 2019.

The Company is increasingly utilizing innovative technologies, processes and techniques to speed the delivery of its products, increase efficiency, improve quality, improve the customer experience and decrease risk.  These efforts include streamlining the closing process by converting certain manual processes into automated ones, in an endeavor to improve the customer experience by simplifying and reducing the time it takes to close a transaction, reducing risk and improving communication.  The Company increasingly is employing advanced technologies to automate various processes, including various processes related to the building, maintaining and updating of title plants and other data assets, as well as the search and examination of information in connection with the issuance of title insurance policies.  As a result of the recent reduction in interest rates in connection with the coronavirus pandemic, the Company has experienced a significant increase in refinance orders.  To facilitate the processing of these orders, the Company has expanded the use of certain of these advanced technologies.  While many of these initiatives are also designed to decrease risk, they present risks of their own.  The degree to which these innovative efforts will be successful, and their ultimate impact on the Company’s results of operations, is uncertain.

In addition to the Company’s innovative activities, other participants in the real estate industry are seeking to innovate in ways that could impact the Company’s businesses.  These participants include certain of the Company’s sources of business, competitors and ultimate customers.  Innovations by these participants may change the demand for the Company’s products and services, the manner in which the Company’s products and services are ordered or fulfilled and the revenue or profitability derived from the products and services.  The Company has made and will likely continue to make high-risk, illiquid investments in some of these participants, typically during their early- and growth-stages.  If any of these companies do not succeed, the Company could lose and/or be required to impair all or part of its investment in the unsuccessful company.  The risk of failure or impairment for these investments is greater in the current economic environment.  These investments could also facilitate efforts that ultimately disrupt the Company’s business or enable competitors.  Accordingly, the Company’s efforts to anticipate and participate in these transformations could require significant additional investment and management attention and may not succeed, resulting in a reduction in market share, reduced profitability and/or a loss of invested funds. The ultimate degree to which these and other innovations in the real estate industry will impact the Company’s business and results of operations is uncertain.

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

Coronavirus Pandemic Update

The coronavirus pandemic and responses to it have created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts the Company’s business, operations and financial results will depend on numerous factors that the Company may not be able to accurately predict, including: the duration and scope of the pandemic and restrictions and responses to it; governmental, business and individual actions that have been and continue to be taken in response to the pandemic; the ongoing impact of the pandemic on economic activity and actions taken in response, including the efficacy of governmental relief efforts; the effect on participants in real estate transactions and the demand for the Company’s products and services, including as a result of higher unemployment, business closures and economic uncertainty; and the Company’s ability to sell and provide its services and solutions, including as a result of illness, travel restrictions, people working from home, governmental closure orders and partial or full closures of business and government offices.   Because many of the more significant pandemic-related events occurred late in the first quarter and because the Company’s businesses are still processing many orders opened before these events, the Company expects that the pandemic will have a greater impact on future periods than the current period.

As a result of the coronavirus pandemic and responses to it, the number of residential purchase orders opened by the Company’s direct title operations declined sharply in the middle of March.  For the first three weeks in April, open purchase orders are down 43.4% compared to the same three weeks of 2019.  The 43.4% decline the Company is currently experiencing has been largely consistent since the beginning of April.

For the first three weeks in April, residential refinance orders opened by the Company’s direct title operations have averaged approximately 3,000 orders per day, up 121% compared to the same three weeks of 2019.

Revenue from the Company’s commercial business, for the first three weeks in April, has declined 44.1% compared to the same three weeks of 2019.  Commercial transactions in industries such as retail, hotels and multifamily have slowed considerably.

While the Company is unable to predict with certainty the ultimate impact the coronavirus pandemic and related responses will have on its business, the Company currently expects a 45% year-over-year decline in opened residential purchase orders in the second quarter with gradual improvement in the second half of the year.  The Company also expects residential refinance orders to remain elevated throughout 2020.  The Company’s investment income is expected to decline significantly in the second quarter given the 150-basis point decline in the federal funds rate in March.  The Company expects investment income in its title and settlement services segment to be in the range of $40 million to $45 million per quarter.  For the Company’s commercial business, it expects a 50% year-over-year decline in revenue in the second quarter with a gradual improvement for the remainder of the year.

Title Insurance and Services

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Revenues
Direct premiums and escrow fees	$501,301	$402,756	$98,545	24.5%
Agent premiums	599,682	501,537	98,145	19.6
Information and other	208,273	170,089	38,184	22.4
Net investment income	59,668	70,053	(10,385)	(14.8)
Net realized investment (losses) gains	(68,299)	27,745	(96,044)	(346.2)
	1,300,625	1,172,180	128,445	11.0
Expenses
Personnel costs	421,615	381,131	40,484	10.6
Premiums retained by agents	475,381	396,607	78,774	19.9
Other operating expenses	226,595	168,640	57,955	34.4
Provision for policy losses and other claims	55,049	36,172	18,877	52.2
Depreciation and amortization	29,517	31,162	(1,645)	(5.3)
Premium taxes	15,519	12,978	2,541	19.6
Interest	3,973	3,483	490	14.1
	1,227,649	1,030,173	197,476	19.2
Income before income taxes	$72,976	$142,007	$(69,031)	(48.6)%
Margins	5.6%	12.1%	(6.5)%	(53.7)%

Direct premiums and escrow fees were $501.3 million for the three months ended March 31, 2020, an increase of $98.5 million, or 24.5%, when compared with the same period of the prior year.  The increase was primarily due to an increase in the number of domestic title orders closed by the Company’s direct title operations, partially offset by a decrease in the average domestic revenues per order closed.  The domestic average revenues per order closed was $2,315 for the three months ended March 31, 2020, a decrease of 6.5% when compared with $2,475 for the three months ended March 31, 2019.  The quarter over quarter decrease in average revenues per order closed was primarily due to a shift in the mix of direct revenues generated from higher premium commercial products to lower premium residential refinance products, partially offset by higher average revenues per order from commercial transactions and higher residential real estate values.  The Company’s direct title operations closed 202,700 domestic title orders during the three months ended March 31, 2020, an increase of 34.3% when compared with 150,900 domestic title orders closed during the same period of the prior year, which was generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast.  Domestic residential refinance orders closed per day increased by 139.9% and domestic residential purchase orders closed per day increased by 5.9%.

Agent premiums were $599.7 million for the three months ended March 31, 2020, an increase of $98.1 million, or 19.6%, when compared with the same period of the prior year.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.  As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums.  Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity.  The increase in agent premiums for the three months ended March 31, 2020 is generally consistent with the 16.5% increase in the Company’s direct premiums and escrow fees in the fourth quarter of 2019 as compared with the fourth quarter of 2018.

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

Information and other revenues were $208.3 million for the three months ended March 31, 2020, an increase of $38.2 million, or 22.4%, when compared with the same period of the prior year.  The increase was primarily attributable to the growth in mortgage origination activity that led to higher demand for the Company’s title information products.

Net investment income totaled $59.7 million for the three months ended March 31, 2020, a decrease of $10.4 million, or 14.8%, when compared with the same period of the prior year.  The decrease was primarily attributable to lower interest income from the Company’s variable-rate debt securities driven by the decline in short-term interest rates.  The impact of lower short-term interest rates on income from the Company’s escrow balances and tax-deferred property exchange business was mostly offset by higher average balances outstanding.

Net realized investment losses totaled $68.3 million for the three months ended March 31, 2020 and were primarily from the decrease in the fair values of equity securities.  Net realized investment gains totaled $27.7 million for the three months ended March 31, 2019 and were primarily from the increase in the fair values of equity securities.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs.  This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $421.6 million for the three months ended March 31, 2020, an increase of $40.5 million, or 10.6%, when compared with the same period of the prior year.  The increase was primarily attributable to higher incentive compensation, salary and share-based compensation expenses.  The increase in incentive compensation expense was due to higher revenue and profit. The increase in salary expense was due to higher average salaries and one additional business day in the quarter.  The increase in share-based compensation expense was due to a higher dollar value of restricted stock units granted in the first quarter of 2020 related to 2019 performance.

Agents retained $475.4 million of title premiums generated by agency operations for the three months ended March 31, 2020, which compares with $396.6 million for the same period of the prior year.  The percentage of title premiums retained by agents was 79.3% and 79.1% for the three months ended March 31, 2020 and 2019, respectively.

Other operating expenses for the title insurance and services segment were $226.6 million for the three months ended March 31, 2020, an increase of $58.0 million, or 34.4%, when compared with the same period of the prior year.  The increase was primarily attributable to higher production related costs due to higher transaction volumes, and increases in professional services expense, computer hardware related costs, software expense and foreign currency exchange losses.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 5.0% and 4.0% for the three months ended March 31, 2020 and 2019, respectively.  The current quarter rate of 5.0% reflects an ultimate loss rate of 4.5% for the current policy year and a net increase in the loss reserve estimates for prior policy years of $5.5 million. The 4.0% rate for the first quarter of 2019 reflected the ultimate loss rate for the 2019 policy year and no change in the loss reserve estimates for prior policy years.

To date, the Company has not experienced an increase in title claims as a result of the coronavirus pandemic.  For the three months ended March 31, 2020, the Company’s incurred title claims were 6.2% lower than the same period of the prior year and significantly below the Company’s actuarial expectation.  However, title claims generally increase when economic conditions deteriorate.  Due to the recent deterioration in economic conditions in connection with the coronavirus pandemic and responses to it, the Company increased its calendar year loss rate from 4.0% in 2019 to 5.0%.  The Company will continue to monitor economic conditions and actual claims experience and will consider this information, among other factors, when determining the appropriate loss rate and reserve balance for incurred but not reported claims in future periods.

Depreciation and amortization expense was $29.5 million for the three months ended March 31, 2020, a decrease of $1.6 million, or 5.3%, when compared with the same period of the prior year.  The decrease was primarily attributable to lower amortization expense for software licenses.

Premium taxes were $15.5 million and $13.0 million for the three months ended March 31, 2020 and 2019, respectively.  Premium taxes as a percentage of title insurance premiums and escrow fees was 1.4% for the three months ended March 31, 2020 and 2019.

Interest expense was $4.0 million for the three months ended March 31, 2020, an increase of $0.5 million, or 14.1%, when compared with the same period of the prior year.  The increase was primarily attributable to higher interest paid on secured financings payable due to higher average balances outstanding, partially offset by lower interest paid related to customer deposits at the Company’s banking subsidiary, First American Trust, FSB due to lower interest rates.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to the relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase.  Title insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as closed order volumes.  Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity.  Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations.  Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  The pre-tax margins for the three months ended March 31, 2020 and 2019 were 5.6% and 12.1%, respectively.

Specialty Insurance

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Revenues
Direct premiums	$119,336	$111,446	$7,890	7.1%
Information and other	3,439	3,067	372	12.1
Net investment income	2,584	2,732	(148)	(5.4)
Net realized investment (losses) gains	(3,390)	4,937	(8,327)	(168.7)
	121,969	122,182	(213)	(0.2)
Expenses
Personnel costs	21,446	19,620	1,826	9.3
Other operating expenses	21,548	19,818	1,730	8.7
Provision for policy losses and other claims	62,428	61,540	888	1.4
Depreciation and amortization	1,894	1,734	160	9.2
Premium taxes	1,796	1,685	111	6.6
	109,112	104,397	4,715	4.5
Income before income taxes	$12,857	$17,785	$(4,928)	(27.7)%
Margins	10.5%	14.6%	(4.1)%	(28.1)%

Direct premiums were $119.3 million for the three months ended March 31, 2020, an increase of $7.9 million, or 7.1%, when compared with the same period of the prior year.  The increase was primarily attributable to higher premiums earned in the home warranty business driven by an increase in the number of home warranty residential service contracts issued.  The increase was also attributable to higher premiums earned in the property and casualty business driven by lower reinsurance costs.

Net realized investment losses for the specialty insurance segment totaled $3.4 million for the three months ended March 31, 2020 and were primarily from the decrease in the fair values of equity securities, partially offset by a gain from the sale of real estate.  Net realized investment gains for the specialty insurance segment totaled $4.9 million for the three months ended March 31, 2019 and were primarily from the increase in the fair values of equity securities.

Personnel costs and other operating expenses were $43.0 million and $39.4 million for the three months ended March 31, 2020 and 2019, respectively, an increase of $3.6 million, or 9.0%.  The increase was primarily attributable to higher advertising expense related to the home warranty business and other small increases across several expense categories.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 42.3% and 43.8% for the three months ended March 31, 2020 and 2019, respectively.  The decrease in the claims rate was primarily attributable to lower claims frequency, partially offset by higher cost per claim.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 81.0% and 88.7% for the three months ended March 31, 2020 and 2019, respectively.  The decrease in the claims rate was primarily attributable to lower reinsurance costs in the first quarter of 2020, which had the effect of increasing direct premiums and lowering the claims rate.  Additionally, the claims rate benefitted from the release of certain prior year reserves and recoveries received related to wildfires that occurred in 2018 and 2017.

Premium taxes were $1.8 million and $1.7 million for the three months ended March 31, 2020 and 2019, respectively.  Premium taxes as a percentage of specialty insurance segment premiums were 1.5% for the three months ended March 31, 2020 and 2019.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal.  With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations.  Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Specialty insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as premium revenues.  The pre-tax margins for the three months ended March 31, 2020 and 2019 were 10.5% and 14.6%, respectively.

Corporate

	Three Months Ended March 31,
(in thousands, except percentages)	2020	2019	$ Change	% Change
Revenues
Net investment (losses) income	$(16,238)	$9,559	$(25,797)	(269.9)%
Net realized investment gains	6,927	—	6,927	—
	(9,311)	9,559	(18,870)	(197.4)
Expenses
Personnel costs	(13,401)	10,861	(24,262)	(223.4)
Other operating expenses	9,297	8,253	1,044	12.6
Depreciation and amortization	38	38	—	—
Interest	8,264	8,529	(265)	(3.1)
	4,198	27,681	(23,483)	(84.8)
Loss before income taxes	$(13,509)	$(18,122)	$4,613	25.5%

Net investment losses totaled $16.2 million and net investment income totaled $9.6 million for the three months ended March 31, 2020 and 2019, respectively.  The decrease in net investment income for the three months ended March 31, 2020 was primarily attributable to lower earnings on investments associated with the Company’s deferred compensation plan when compared to the same period of 2019.

Net realized investment gains for the corporate segment totaled $6.9 million for the three months ended March 31, 2020 and were from the sale of real estate.  There were no realized investment gains or losses for the corporate segment for the three months ended March 31, 2019.

Corporate personnel costs and other operating expenses were a credit of $4.1 million and expense of $19.1 million for the three months ended March 31, 2020 and 2019, respectively.  The decrease was primarily attributable to lower expense related to the Company’s deferred compensation plan.

Eliminations

The Company’s inter-segment eliminations were not material for the three months ended March 31, 2020 and 2019.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 11.7% and 22.5% for the three months ended March 31, 2020 and 2019, respectively.  The difference in the effective tax rates is primarily due to current-year benefits related to foreign tax law changes and the recognition of additional excess tax benefits associated with share-based payment transactions in the current year.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three months ended March 31, 2020 and 2019 was $63.8 million and $109.8 million, respectively.  Net income attributable to the Company for the three months ended March 31, 2020 and 2019 was $63.2 million and $109.6 million, or $0.55 and $0.97 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements.    The Company generates cash primarily from the sale of its products and services and investment income.  The Company’s current cash requirements include operating expenses, taxes, payments of principal and interest on its debt, capital expenditures, dividends on its common stock, and may include business acquisitions, investments in unconsolidated entities and repurchases of its common stock.  Management forecasts the cash needs of the holding company and its primary subsidiaries and regularly reviews their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.  Based on the Company’s ability to generate cash flows from operations, its liquid-asset position and amounts available on its revolving credit facility, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and obligations for at least the next twelve months. In making this assessment, management considered the negative impact that the coronavirus pandemic and related responses has had or is expected to have on the Company’s liquidity and capital resources, such as decreased cash flows from operations and increased volatility in the Company’s investment portfolio, among other factors.

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

Cash provided by operating activities totaled $24.2 million and $34.5 million for the three months ended March 31, 2020 and 2019, respectively, after claim payments, net of recoveries, of $108.5 million and $100.0 million, respectively.  The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2020 and 2019 were advances and repayments related to secured financing transactions, purchases of debt and equity securities, dividends to common stockholders, investments in unconsolidated entities, and capital expenditures, and for the three months ended March 31, 2020, business acquisitions and repurchases of Company shares.  The principal nonoperating sources of cash and cash equivalents for the three months ended March 31, 2020 and 2019 were borrowings and collections related to secured financing transactions, proceeds from the sales and maturities of debt and equity securities, increases in the deposit balances at the Company’s banking operations, and for the three months ended March 31, 2020, borrowings under the unsecured credit agreement.  The net effect of all activities on cash and cash equivalents were decreases of $436.0 million and $130.1 million for the three months ended March 31, 2020 and 2019, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In March 2020, the Company paid a first quarter cash dividend of 44 cents per common share.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $250.0 million, of which $95.8 million remained as of March 31, 2020.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  During the three months ended March 31, 2020, the Company repurchased and retired 1.7 million shares of its common stock for a total purchase price of $65.8 million and, as of March 31, 2020, had repurchased and retired 5.3 million shares of its common stock under the current authorization for a total purchase price of $154.2 million.

During the three months ended March 31, 2020, the Company completed acquisitions for an aggregate purchase price of $391.9 million, which were funded through cash on hand and additional borrowings of $120.0 million under the Company’s credit facility.

Holding Company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries.  The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses.  The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements.  The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements.  At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received.  Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders.  As of March 31, 2020, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2020, without prior approval from applicable regulators, was dividends of $355.5 million and loans and advances of $110.3 million.  However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies.  Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of March 31, 2020, the holding company’s sources of liquidity included $92.9 million of cash and cash equivalents and $420.0 million available on the Company’s revolving credit facility.  Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto.  The credit agreement, which is comprised of a $700.0 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350.0 million.  Unless terminated earlier, the credit agreement will terminate on April 30, 2024.  The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes.  At March 31, 2020, outstanding borrowings under the facility totaled $280.0 million at an interest rate of 2.49%.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.  Upon the occurrence of an event of default the lenders may accelerate the loans.  Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate.  As of March 31, 2020, the Company was in compliance with the financial covenants under the credit agreement.

If debt market conditions are favorable, the Company will consider terming out the outstanding amount on its credit facility to take advantage of the low interest rate environment.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements.  The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•

FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions.  At March 31, 2020, outstanding borrowings under these facilities totaled $441.7 million.

•

First American Trust, FSB, a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with certain correspondent institutions.  In addition, First American Trust, FSB is a party to master repurchase agreements under which securities may be loaned or sold.  At March 31, 2020, no amounts were outstanding under any of these facilities.

•

First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At March 31, 2020, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 22.8% and 18.5% at March 31, 2020 and December 31, 2019, respectively.

Investment Portfolio.    The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries.  As of March 31, 2020, 94% of the Company’s investment portfolio consisted of debt securities, of which 69% were either United States government-backed or rated AAA and 98% were either rated or classified as investment grade.  Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.  For further information on the credit quality of the Company’s investment portfolio at March 31, 2020, see Note 3 Debt and Equity Securities to the condensed consolidated financial statements.

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $7.7 billion and $7.3 billion at March 31, 2020 and December 31, 2019, respectively, of which $3.3 billion and $3.2 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.0 billion and $4.2 billion at March 31, 2020 and December 31, 2019, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions and, as a result, the Company has ongoing programs for realizing economic benefits with various financial institutions.  The results from these programs are included as income or a reduction in expense, as appropriate, in the condensed consolidated statements of income based on the nature of the arrangement and benefit received.

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.9 billion and $3.0 billion at March 31, 2020 and December 31, 2019, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments.  Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments on any significant scale to hedge these risks.

There have been no material changes in the Company’s market risks since the filing of its Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of March 31, 2020, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries improperly charged fees for products and services, improperly handled property and casualty claims and gave items of value to builders as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

•	Antao Properties LLC vs. First American Title Insurance Company, filed on November 6, 2019 and pending in the United States District Court for the Middle District of Florida,
•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017 and pending in the Superior Court of the State of California, County of Sacramento, and
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

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

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and wealth management businesses are regulated by various federal, state and local governmental agencies.  Many of the Company’s other businesses operate within statutory guidelines.  Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies.  Currently, governmental agencies are examining or investigating certain of the Company’s operations.  These include numerous regulatory inquiries and/or investigations as a result of the information security incident that occurred during the second quarter of 2019, including inquiries and/or investigations of certain state insurance regulators, the Federal Trade Commission and the Securities and Exchange Commission.  These also include an inquiry by the New York Attorney General and the Massachusetts Attorney General into competitive practices in the title insurance industry.  With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company records a liability representing its best estimate of the financial exposure based on known facts.  While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  These exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $13.8 million, which is based on the exchange rate as of, and includes interest charges through, March 31, 2020.  As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Accordingly, the Company filed a notice of appeal with the Canadian taxing authority in March 2020.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

The discussion below describes the most significant factors, uncertainties and events that make an investment in our securities risky.  You should carefully consider each of the following risk factors and the other information contained in this Quarterly Report on Form 10-Q.  The Company faces risks other than those listed here, including those that are unknown to the Company and others of which the Company may be aware but, at present, considers immaterial.  Because of the following factors, as well as other variables affecting the Company’s operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

1.Conditions in the real estate market generally impact the demand for a substantial portion of the Company’s products and services and the Company’s claims experience

Demand for a substantial portion of the Company’s products and services generally decreases as the number of real estate transactions in which its products and services are purchased decreases.  The number of real estate transactions in which the Company’s products and services are purchased decreases in the following situations, among others:

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

2.Unfavorable economic conditions adversely affect the Company

Historically, uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, have created a difficult operating environment for the Company’s core title and settlement businesses.  Uncertainty and a deterioration in economic conditions in connection with the coronavirus pandemic have adversely affected the Company.  These conditions also tend to negatively impact the amount of funds the Company receives from third parties to be held in trust pending the closing of commercial and residential real estate transactions.  The Company deposits a substantial portion of these funds, as well as its own funds, with the federal savings bank it owns.  The Company’s bank invests those funds and any realized losses incurred on those investments will be reflected in the Company’s consolidated results.  The likelihood of such losses, which generally would not occur if the Company were to deposit these funds in an unaffiliated entity, increases when economic conditions are unfavorable.  Moreover, during periods of unfavorable economic conditions, the return on these funds deposited at the Company’s bank, as well as funds the Company deposits with third party financial institutions, tends to decline. Certain rules promulgated in connection with the coronavirus pandemic allow certain borrowers to request forbearance of the payment of their mortgages.  In certain circumstances, if a borrower requests forbearance on a mortgage originated through the Company’s warehouse lender before that mortgage is sold to a third party, the Company’s warehouse lender may have to retain that loan.  In addition, the Company holds investments in entities, such as title agencies and settlement service providers, which are likely to be negatively impacted by these conditions, as well as other securities in its investment portfolio, which also may be, and have been, negatively impacted by these conditions.  Depending upon the ultimate severity and duration of any economic downturn, the resulting effects on the Company could be materially adverse, including a significant reduction in revenues, earnings and cash flows, challenges to the Company’s ability to satisfy covenants or otherwise meet its obligations under debt facilities, difficulties in obtaining access to capital, challenges to the Company’s ability to pay dividends at currently anticipated levels, deterioration in the value of or return on its investments and increased credit risk from customers and others with obligations to the Company.

3.The coronavirus pandemic and the responses thereto could adversely affect the Company

The coronavirus pandemic and responses to it have created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts the Company’s business, operations and financial results will depend on numerous factors that the Company may not be able to accurately predict, including: the duration and scope of the pandemic and restrictions and responses to it; governmental, business and individual actions that have been and continue to be taken in response to the pandemic; the ongoing impact of the pandemic on economic activity and actions taken in response, including the efficacy of governmental relief efforts; the effect on participants in real estate transactions and the demand for the Company’s products and services, including as a result of higher unemployment, business closures and economic uncertainty; and the Company’s ability to sell and provide its services and solutions, including as a result of illness, travel restrictions, people working from home, governmental closure orders and partial or full closures of business and government offices.  The Company is experiencing, for example, a decrease in the number of opened residential purchase and commercial orders.  The Company also has experienced increased volatility in the Company’s investment portfolio.  The Company is also taking certain underwriting risks that could result in increased claims.  In addition, the Company has made changes to certain of its production processes that also could result in increased claims.  Because many of the more significant pandemic-related events occurred late in the first quarter and because the Company’s businesses are still processing many orders opened before these events, the Company expects that the pandemic will have a greater impact on future periods than the current period.  While the Company is unable to predict the ultimate impact the coronavirus pandemic and related responses will have on its businesses, these events are expected to adversely affect its business and results of operations in one or more future reporting periods and, if prolonged, could materially adversely affect the Company’s financial condition.

4.Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are impaired, in which case the Company would be required to write off the portion believed to be impaired.  Given the current economic environment, the probability of such impairments has increased. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of March 31, 2020 are $1.6 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

5.Uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark may affect the Company’s cost of capital and net investment income

In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which is expected to result in these widely used reference rates no longer being available.  The Company has exposure to LIBOR-based financial instruments, such as LIBOR-based securities held in its investment portfolio.  Borrowings under the Company’s $700.0 million senior unsecured credit facility and some of its warehouse credit facilities also are LIBOR-based, although each allows for the use of an unspecified alternative benchmark rate if LIBOR is no longer available.  Potential changes to LIBOR, as well as uncertainty related to such potential changes and the establishment of any alternative reference rate, may adversely affect the Company’s cost of capital and the market for LIBOR-based securities, which could have an adverse impact on the earnings from or value of the Company’s investment portfolio.  At this time, the Company cannot predict the overall effect of the modification or discontinuation of LIBOR or the establishment of any alternative benchmark rate.

6.Failures at financial institutions at which the Company deposits funds could adversely affect the Company

The Company deposits substantial funds in financial institutions.  These funds include amounts owned by third parties, such as escrow deposits and like-kind exchange deposits.  Should one or more of the financial institutions at which deposits are maintained fail, there is no guarantee that the Company would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.  Given the current economic environment, the probability of these failures has increased.  In the event of any such failure, the Company also could be held liable for the funds owned by third parties.

7.Regulatory oversight and changes in government regulation could require the Company to raise capital, make it more difficult to deploy capital, including dividends to shareholders and repurchases of the Company’s shares, prohibit or limit the Company’s operations, make it more costly or burdensome to conduct such operations or result in decreased demand for the Company’s products and services

Many of the Company’s businesses, including its title insurance, property and casualty insurance, home warranty, banking, trust and wealth management businesses, are regulated by various federal, state, local and foreign governmental agencies.  These and other of the Company’s businesses also operate within statutory guidelines.  The industry in which the Company operates and the markets into which it sells its products are also regulated and subject to statutory guidelines.  In general, the Company is experiencing increasing regulatory oversight and is subject to increasingly complex statutory guidelines.  This is due, among other factors, to the passing of, and significant changes in, laws and regulations pertaining to privacy and data protection and to the Company’s status as a savings and loan holding company.

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

8.Scrutiny of the Company’s businesses and the industries in which it operates by governmental entities and others could adversely affect the Company

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

9.The use of social media by the Company and other parties could result in damage to the Company’s reputation or otherwise adversely affect the Company

The Company utilizes social media to communicate with current and potential customers and employees, as well as other individuals interested in the Company.  Information delivered by the Company, or by third parties about the Company, via social media can be easily accessed and rapidly disseminated, and could result in reputational harm, decreased customer loyalty or other issues that could diminish the value of the Company’s brand or result in significant liability.

10.Regulation of title insurance rates could adversely affect the Company

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

11.Changes in certain laws and regulations, and in the regulatory environment in which the Company operates, could adversely affect the Company

Federal and state officials are currently discussing various potential changes to laws and regulations that could impact the Company’s businesses, including the reform of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and additional data privacy regulations, among others.  Changes in these areas, and more generally in the regulatory environment in which the Company and its customers operate, could adversely impact the volume of mortgage originations in the United States and the Company’s competitive position and results of operations.  In addition, in connection with the coronavirus pandemic, the Company and generally its agents are currently deemed in most areas an essential business and can continue to operate.  A change in this determination, particularly in jurisdictions where the Company generates a large portion of its revenues, could adversely impact the Company’s businesses.

12.Recent and pending privacy and data protection laws and regulations could adversely affect the Company

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

13.Climate change, severe weather conditions, health crises and other catastrophe events could adversely affect the Company

Climate change, global or extensive health crises, severe weather and other catastrophe events could adversely affect the Company, and the current coronavirus pandemic and responses to it are having an adverse effect on the Company.  These include impacts on the results of the Company’s property and casualty insurance business due to any increase in the frequency and severity of wildfires, hurricanes, floods, earthquakes or other catastrophe or severe weather events, as well as increased claims in the Company’s home warranty business.  Home warranty claims, including those pertaining to climate control units, tend to rise as temperatures become extreme, especially in geographies where extreme temperatures are infrequent.  In addition, the Company manages its financial exposure for losses in its title insurance business and in its property and casualty insurance business with third-party reinsurance.  Catastrophic events could adversely affect the cost and availability of that reinsurance.  Moreover, to the extent climate change, health crises, severe weather conditions and other catastrophe events impact companies or municipalities whose securities the Company invests in, the value of its investment portfolio may also decrease due to these factors.  In addition, these factors may impact real estate markets and the broader economy, which could also impact the Company.  The frequency, severity, duration, and geographic location and scope of such health crises, catastrophe and severe whether events are inherently unpredictable, and, therefore, the Company is unable to predict the ultimate impact climate change and such events will have on its businesses.

14.The Company may find it difficult to acquire necessary data

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

15.Changes in the Company’s relationships with large mortgage lenders or government–sponsored enterprises could adversely affect the Company

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

16.A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength could adversely affect the Company

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory capital and surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required.  Each of the major ratings agencies currently rates the Company’s title insurance operations.  The Company’s principal title insurance underwriter’s financial strength ratings are “A2” by Moody’s Investor Services, Inc., “A” by Fitch Ratings, Inc., “A-” by Standard & Poor’s Ratings Services and “A” by A.M. Best Company, Inc. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations.  The coronavirus pandemic and resulting impacts from it could cause one or more of these rating agencies to downgrade the ratings of any of the Company’s title insurance underwriters. These agencies continually review these ratings and the ratings are subject to change.  Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength.  The Company’s principal title insurance underwriter maintained $1.5 billion of total statutory capital and surplus as of December 31, 2019.  Accordingly, if the ratings or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

17.The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income debt securities.  The investment portfolio also includes adjustable-rate debt securities, common and preferred stock, as well as money-market and other short-term investments. Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk.  The risk of loss associated with the portfolio is increased during periods of instability in credit markets and economic conditions, including during the current pandemic.  Debt and equity securities are carried at fair value on the Company’s balance sheet.  Changes in the fair value of debt securities is recorded as a component of accumulated other comprehensive loss on the balance sheet.  For debt securities in an unrealized loss position, where the loss is determined to be due to credit-related factors, the Company records the loss in earnings.  Changes in the fair value of equity securities are recognized in earnings.  Changes in the fair value of securities in the Company’s investment portfolio are having an adverse effect on the Company and could have a material adverse effect on the Company’s results of operations, statutory surplus, financial condition and cash flow.

18.Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  In uncertain economic times, such as those currently being experienced as a result of the coronavirus pandemic, an even larger change is more likely.  As examples, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $127.5 million, and if expected ultimate losses for those same years were to fluctuate by 100 basis points, the resulting impact would be $255.1 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

19.The issuance of the Company’s title insurance policies and related activities by title agents, which operate with substantial independence from the Company, could adversely affect the Company

The Company’s title insurance subsidiaries issue a significant portion of their policies through title agents that operate largely independent of the Company.  There is no guarantee that these title agents will fulfill their contractual obligations to the Company, which contracts include limitations that are designed to limit the Company’s risk with respect to their activities.  In addition, regulators are increasingly seeking to hold the Company responsible for the actions of these title agents and, under certain circumstances, the Company may be held liable directly to third parties for actions (including defalcations) or omissions of these agents. Case law in certain states also suggests that the Company is liable for the actions or omissions of its agents in those states, regardless of contractual limitations.  As a result, the Company’s use of title agents could result in increased claims on the Company’s policies issued through agents and an increase in other costs and expenses.

20.The Company’s risk management framework could prove inadequate, which could adversely affect the Company

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

21.Systems damage, failures, interruptions, cyberattacks and intrusions, and unauthorized data disclosures by the Company or its service providers may disrupt the Company’s business, harm the Company’s reputation, result in material claims for damages or otherwise adversely affect the Company

The Company uses computer systems and other technologies (collectively referred to as “systems”), some of which it owns and manages and some of which are owned and/or managed by third parties, including providers of distributed computing infrastructure platforms commonly known as the “cloud.”  The Company and its agents, suppliers, service providers, and customers use these systems to receive, process, store and transmit business information, including non-public personal information as well as data from suppliers and other information upon which the Company’s business relies.  The Company also uses these systems to manage substantial cash, investment assets, bank deposits, trust assets and escrow account balances on behalf of itself and its customers, among other activities.  Many of the Company’s products, services and solutions involving the use of real property related data are fully reliant on these systems and are only available electronically.  Accordingly, for a variety of reasons, the integrity of these systems and the protection of the information that resides thereon are critically important to the Company’s successful operation.

These systems have been subject to, and are likely to continue to be the target of, computer viruses, cyberattacks, phishing attacks and other malicious activity.  These attacks have increased in frequency and sophistication, particularly as a result of the coronavirus pandemic.  The Company’s employees working remotely are more susceptible to social engineering attacks, intrusions and other malicious activity, and this risk has increased given that a substantial number of the Company’s employees are working from home as a result of the coronavirus pandemic.  Further, certain other potential causes of system damage or other negative system-related events are wholly or partially beyond the Company’s control, such as natural disasters, vendor failures to satisfy service level requirements and power or telecommunications failures.  These incidents, regardless of their underlying causes, could expose the Company to system-related damages, failures, interruptions, cyberattacks and other negative events or could otherwise disrupt the Company’s business and could also result in the loss or unauthorized release, gathering, monitoring or destruction of confidential, proprietary and other information pertaining to the Company, its customers, employees, agents or suppliers.

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

Certain laws and contracts the Company has entered into require it to notify various parties, including consumers or customers, in the event of certain actual or potential data breaches or systems failures, including those of the Company’s service providers.  These notifications can result, among other things, in the loss of customers, lawsuits, adverse publicity, diversion of management’s time and energy, the attention of regulatory authorities, fines and disruptions in sales.  Further, the Company’s financial institution customers have obligations to safeguard their systems and sensitive information and the Company may be bound contractually and/or by regulation to comply with the same requirements.  If the Company or its service providers fail to comply with applicable regulations and contractual requirements, the Company could be exposed to lawsuits, governmental proceedings or the imposition of fines, among other consequences.

Any inability to prevent or adequately respond to the issues described above could disrupt the Company’s business, inhibit its ability to retain existing customers or attract new customers, otherwise harm its reputation and/or result in financial losses, litigation, increased costs or other adverse consequences that could be material to the Company.

22.The Company is pursuing various innovative initiatives, which could result in increased title claims or otherwise adversely affect the Company

In an effort to speed the delivery of its products, increase efficiency, improve quality, improve the customer experience and decrease risk, the Company is increasingly utilizing innovative technologies, processes and techniques in the creation of its products and services.  These efforts include streamlining the closing process by converting certain manual processes into automated ones, in an endeavor to improve the customer experience by simplifying and reducing the time it takes to close a transaction, reducing risk and improving communication.  The Company increasingly is employing advanced technologies to automate various processes, including various processes related to the building, maintaining and updating of title plants and other data assets, as well as the search and examination of information in connection with the issuance of title insurance policies.  As a result of the recent reduction in interest rates in connection with the coronavirus pandemic, the Company has experienced a significant increase in refinance orders.  To facilitate the processing of these orders, the Company has expanded the use of certain of these advanced technologies.  Risks from these and other innovative initiatives include those associated with potential defects in the design and development of the technologies used to automate processes, misapplication of technologies, the reliance on data that may prove inadequate, and failure to meet customer expectations, among others.  As a result of these risks the Company could experience increased claims, reputational damage or other adverse effects, which could be material to the Company.

23.Potentially disruptive innovation in the real estate industry and/or the Company’s participation in these efforts could adversely affect the Company

In addition to the Company’s innovative activities, other participants in the real estate industry are seeking to innovate in ways that could adversely impact the Company’s businesses.  These participants include certain of the Company’s sources of business, competitors and ultimate customers.  Innovations by these participants may change the demand for the Company’s products and services, the manner in which the Company’s products and services are ordered or fulfilled and the revenue or profitability derived from the products and services.  The Company has made and will likely continue to make high-risk, illiquid investments in some of these participants, typically during their early- and growth-stages.  If any of these companies do not succeed, the Company could lose and/or be required to impair all or part of its investment in the unsuccessful company.  The risk of failure or impairment for these investments is greater in the current economic environment.  These investments could also facilitate efforts that ultimately disrupt the Company’s business or enable competitors.  Accordingly, the Company’s efforts to anticipate and participate in these transformations could require significant additional investment and management attention and may not succeed.  These innovative efforts by third parties, and the manner in which the Company, its agents and other industry participants respond to them, could therefore have an adverse effect on the Company.

24.Errors and fraud involving the transfer of funds may adversely affect the Company

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

25.The Company’s use of a global workforce involves risks that could adversely affect the Company

The Company utilizes lower cost labor in countries such as India and the Philippines, among others.  These countries are subject to relatively high degrees of political and social instability and may lack the infrastructure to withstand natural disasters, health crises and other catastrophe events.  Such disruptions could decrease efficiency and increase the Company’s costs, which the Company is currently experiencing as a result of the coronavirus pandemic.  Weakness of the United States dollar in relation to the currencies used in these countries may also reduce the savings achievable through this strategy.  Furthermore, the practice of utilizing labor based in other countries is subject to heightened scrutiny in the United States and, as a result, the Company could face pressure to decrease its use of labor based outside the United States.  Laws or regulations that require the Company to use labor based in the United States or effectively increase the Company’s labor costs abroad also could be enacted.  The Company may not be able to pass on these increased costs to its customers.

26.As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds.  If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders.  Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited.  As of March 31, 2020, under such regulations, the maximum amount available for the remainder of 2020 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $355.5 million and loans and advances of $110.3 million.

27.Certain provisions of the Company’s bylaws and certificate of incorporation may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that the Company’s stockholders might consider favorable

The Company’s bylaws and certificate of incorporation contain provisions that could be considered “anti-takeover” provisions because they make it harder for a third-party to acquire the Company without the consent of the Company’s incumbent board of directors.  Under these provisions:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2020, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by the Company on March 16, 2011 and expanded on March 11, 2014, which program has no expiration date, the Company may repurchase up to $250.0 million of the Company’s issued and outstanding common stock.  The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table.  Prices in column (b) include commissions.  Cumulatively, as of March 31, 2020, the Company had repurchased $154.2 million (including commissions) of its shares and had the authority to repurchase an additional $95.8 million (including commissions) under the program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	—	$—	—	$161,570,615
February 1, 2020 to February 29, 2020	—	—	—	161,570,615
March 1, 2020 to March 31, 2020	1,702,646	38.64	1,702,646	95,785,565
Total	1,702,646	$38.64	1,702,646	$95,785,565

Item 6.	Exhibits.

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

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: April 28, 2020	By	/s/ Dennis J. Gilmore
Dennis J. Gilmore
Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2020	By	/s/ Mark E. Seaton
Mark E. Seaton
Executive Vice President, Chief Financial Officer (Principal Financial Officer)