Form 10-Q
period 2020-06-30
First American Financial Corp
filed 2020-07-23
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

On July 20, 2020 there were 111,519,078 shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,523,344	$1,485,959
Accounts and accrued income receivable, less allowances of $12,172 and $12,676	354,674	324,385
Income taxes receivable	6,773	10,967
Investments:
Deposits with banks	39,311	44,422
Debt securities, includes pledged securities of $93,904 and $91,636 (amortized cost of $5,714,833 and $5,796,755; allowance for credit losses of $1,380 at June 30, 2020)	5,925,068	5,913,636
Equity securities	386,356	392,318
Other investments	301,448	239,067
	6,652,183	6,589,443
Secured financings receivable	579,596	287,459
Property and equipment, net	459,563	442,014
Operating lease assets	281,444	291,385
Title plants and other indexes	580,014	579,674
Deferred income taxes	18,283	18,283
Goodwill	1,388,586	1,150,908
Other intangible assets, net	203,329	91,833
Other assets	240,230	246,857
	$12,288,019	$11,519,167
Liabilities and Equity
Deposits	$3,417,777	$3,337,431
Accounts payable and accrued liabilities	781,477	820,356
Deferred revenue	250,421	252,331
Reserve for known and incurred but not reported claims	1,095,494	1,063,044
Income taxes payable	102,128	25,475
Deferred income taxes	266,108	266,108
Operating lease liabilities	309,782	322,776
Secured financings payable	478,598	278,412
Notes and contracts payable	1,010,623	728,232
	7,712,408	7,094,165
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—111,519 shares and 112,476 shares	1	1
Additional paid-in capital	2,259,491	2,300,926
Retained earnings	2,294,552	2,161,049
Accumulated other comprehensive income (loss)	11,356	(41,492)
Total stockholders’ equity	4,565,400	4,420,484
Noncontrolling interests	10,211	4,518
Total equity	4,575,611	4,425,002
	$12,288,019	$11,519,167

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Direct premiums and escrow fees	$651,984	$668,018	$1,272,621	$1,182,220
Agent premiums	597,895	543,847	1,197,577	1,045,384
Information and other	231,169	200,669	442,681	373,561
Net investment income	58,420	77,711	104,294	159,979
Net realized investment gains	69,261	8,375	4,499	41,057
	1,608,729	1,498,620	3,021,672	2,802,201
Expenses
Personnel costs	451,487	447,027	881,147	858,639
Premiums retained by agents	472,398	429,086	947,779	825,693
Other operating expenses	250,088	222,348	507,328	418,795
Provision for policy losses and other claims	138,688	109,130	256,165	206,842
Depreciation and amortization	40,976	32,884	72,425	65,818
Premium taxes	16,354	16,740	33,669	31,403
Interest	13,443	11,908	25,540	23,844
	1,383,434	1,269,123	2,724,053	2,431,034
Income before income taxes	225,295	229,497	297,619	371,167
Income taxes	53,601	42,226	62,079	74,092
Net income	171,694	187,271	235,540	297,075
Less: Net income attributable to noncontrolling interests	1,039	616	1,681	845
Net income attributable to the Company	$170,655	$186,655	$233,859	$296,230
Net income per share attributable to the Company's stockholders (Note 10):
Basic	$1.52	$1.65	$2.07	$2.62
Diluted	$1.52	$1.64	$2.06	$2.61
Cash dividends declared per share	$0.44	$0.42	$0.88	$0.84
Weighted-average common shares outstanding (Note 10):
Basic	112,309	113,050	112,939	112,881
Diluted	112,555	113,498	113,270	113,366

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$171,694	$187,271	$235,540	$297,075
Other comprehensive income (loss), net of tax:
Unrealized gains on debt securities	58,467	53,174	71,086	112,679
Unrealized gains on debt securities for which credit-related portion was recognized in earnings	62	—	147	—
Foreign currency translation adjustment	14,373	3,444	(19,183)	10,332
Pension benefit adjustment	399	(75)	798	(151)
Total other comprehensive income, net of tax	73,301	56,543	52,848	122,860
Comprehensive income	244,995	243,814	288,388	419,935
Less: Comprehensive income attributable to noncontrolling interests	1,039	616	1,681	844
Comprehensive income attributable to the Company	$243,956	$243,198	$286,707	$419,091

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2019	112,476	$1	$2,300,926	$2,161,049	$(41,492)	$4,420,484	$4,518	$4,425,002
Net income for three months ended March 31, 2020	—	—	—	63,204	—	63,204	642	63,846
Dividends on common shares	—	—	—	(49,702)	—	(49,702)	—	(49,702)
Purchase of Company shares	(1,703)	—	(65,785)	—	—	(65,785)	—	(65,785)
Shares issued in connection with share-based compensation	644	—	(13,547)	(831)	—	(14,378)	—	(14,378)
Share-based compensation	—	—	25,903	—	—	25,903	—	25,903
Net activity related to noncontrolling interests	—	—	72	—	—	72	4,417	4,489
Other comprehensive loss	—	—	—	—	(20,453)	(20,453)	—	(20,453)
Balance at March 31, 2020	111,417	1	2,247,569	2,173,720	(61,945)	4,359,345	9,577	4,368,922
Net income for three months ended June 30, 2020	—	—	—	170,655	—	170,655	1,039	171,694
Dividends on common shares	—	—	—	(48,996)	—	(48,996)	—	(48,996)
Purchase of Company shares	(71)	—	(3,079)	—	—	(3,079)	—	(3,079)
Shares issued in connection with share-based compensation	173	—	5,308	(827)	—	4,481	—	4,481
Share-based compensation	—	—	9,693	—	—	9,693	—	9,693
Net activity related to noncontrolling interests	—	—	—	—	—	—	(405)	(405)
Other comprehensive income	—	—	—	—	73,301	73,301	—	73,301
Balance at June 30, 2020	111,519	$1	$2,259,491	$2,294,552	$11,356	$4,565,400	$10,211	$4,575,611

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$235,540	$297,075
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	256,165	206,842
Depreciation and amortization	72,425	65,818
Amortization of premiums and accretion of discounts on debt securities, net	20,162	11,369
Net realized investment gains	(4,499)	(41,057)
Share-based compensation	35,596	27,355
Equity in earnings of equity method investments, net	(1,121)	(162)
Dividends from equity method investments	2,674	2,332
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(214,594)	(199,895)
Net change in income tax accounts	58,132	45,174
Increase in accounts and accrued income receivable	(29,006)	(35,142)
Decrease in accounts payable and accrued liabilities	(74,602)	(71,196)
(Decrease) increase in deferred revenue	(2,846)	1,068
Other, net	13,924	(8,472)
Cash provided by operating activities	367,950	301,109
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(386,231)	(4,725)
Net decrease (increase) in deposits with banks	3,769	(2,268)
Purchases of debt and equity securities	(1,219,902)	(1,147,192)
Proceeds from sales of debt and equity securities	583,175	698,393
Proceeds from maturities of debt securities	702,670	342,790
Investments in unconsolidated entities	(49,840)	(77,000)
Net change in other investments	(3,022)	1,424
Advances under secured financing agreements	(6,317,790)	(2,775,216)
Collections of secured financings receivable	6,025,653	2,650,317
Capital expenditures	(58,045)	(53,951)
Proceeds from sales of property and equipment	13,934	105
Proceeds from insurance settlement	123	—
Cash used for investing activities	(705,506)	(367,323)
Cash flows from financing activities:
Net change in deposits	80,346	3,376
Borrowings under secured financing agreements	6,235,457	2,764,605
Repayments of secured financings payable	(6,035,271)	(2,650,804)
Net proceeds from issuance of unsecured senior notes	443,753	—
Borrowings under unsecured credit facility	120,000	160,000
Repayments of borrowings under unsecured credit facility	(280,000)	(160,000)
Repayments of notes and contracts payable	(2,658)	(2,905)
Net activity related to noncontrolling interests	(1,732)	(1,045)
Net payments in connection with share-based compensation	(9,897)	(8,490)
Repurchases of Company shares	(68,864)	(2,066)
Payments of cash dividends	(98,698)	(94,105)
Cash provided by financing activities	382,436	8,566
Effect of exchange rate changes on cash	(7,495)	2,484
Net increase (decrease) in cash and cash equivalents	37,385	(55,164)
Cash and cash equivalents—Beginning of period	1,485,959	1,467,129
Cash and cash equivalents—End of period	$1,523,344	$1,411,965
Supplemental information:
Cash paid during the period for:
Interest	$20,371	$22,936
Premium taxes	$42,098	$37,370
Income taxes, less refunds of $2,692 and $612	$4,283	$28,902

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial information included in this report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Securities and Exchange Commission Regulation S-X.  The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with the First American Financial Corporation (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2019.  The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods.  All material intercompany transactions and balances have been eliminated upon consolidation.

Coronavirus Pandemic

The coronavirus pandemic and responses to it have created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts the Company’s business, operations and financial results will depend on numerous factors that the Company may not be able to accurately predict, including: the duration and scope of the pandemic and restrictions and responses to it; governmental, business and individual actions that have been and will continue to be taken in response to the pandemic; the ongoing impact of the pandemic on economic activity and actions taken in response, including the efficacy of governmental relief efforts; the effect on participants in real estate transactions and the demand for the Company’s products and services, including as a result of higher unemployment, business closures and economic uncertainty; and the Company’s ability to sell and provide its services and solutions, including as a result of illness, travel restrictions, people working from home, governmental closure orders and partial or full closures of business and government offices.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the financial statements, some of which consider the impact or expected impact of the coronavirus pandemic.  Actual results could differ from the estimates and assumptions used due to the uncertainty created by the coronavirus pandemic, as well as other factors.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued updated guidance intended to reduce potential diversity in practice in accounting for the costs of implementing cloud computing arrangements (i.e., hosting arrangements) that are service contracts.  The updated guidance aligns the requirements for capitalizing implementation costs for these arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s condensed consolidated financial statements.

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

Note 2 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $7.6 billion and $7.3 billion at June 30, 2020 and December 31, 2019, respectively, of which $3.2 billion was held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.2 billion at June 30, 2020 and December 31, 2019.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.4 billion and $3.0 billion at June 30, 2020 and December 31, 2019, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 3 – Debt and Equity Securities

On January 1, 2020, the Company adopted updated accounting guidance that changed the impairment methodology for available-for-sale debt securities.  Under the new guidance, when the fair value of an available-for-sale debt security falls below its amortized cost, entities must determine whether the decline in fair value is due to credit-related factors or noncredit-related factors.  Declines in fair value that are credit-related are now recorded on the balance sheet through an allowance for credit losses with a corresponding adjustment to earnings and declines that are noncredit-related are recognized through other comprehensive income/loss.

Investments in debt securities, classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Allowance for credit losses (1)	Gross unrealized		Estimated fair value
			Gains	Losses
June 30, 2020
U.S. Treasury bonds	$116,803	$—	$1,595	$(26)	$118,372
Municipal bonds	1,019,585	—	63,082	(453)	1,082,214
Foreign government bonds	168,552	(158)	6,675	(25)	175,044
Governmental agency bonds	249,014	—	12,416	—	261,430
Governmental agency mortgage-backed securities	3,277,557	—	83,942	(1,603)	3,359,896
U.S. corporate debt securities	564,266	(914)	34,282	(2,810)	594,824
Foreign corporate debt securities	319,056	(308)	15,473	(933)	333,288
	$5,714,833	$(1,380)	$217,465	$(5,850)	$5,925,068
December 31, 2019
U.S. Treasury bonds	$143,825	$—	$469	$(353)	$143,941
Municipal bonds	1,043,252	—	47,804	(217)	1,090,839
Foreign government bonds	179,554	—	1,497	(961)	180,090
Governmental agency bonds	316,318	—	5,820	(219)	321,919
Governmental agency mortgage-backed securities	3,241,966	—	43,599	(7,307)	3,278,258
U.S. corporate debt securities	535,878	—	18,466	(972)	553,372
Foreign corporate debt securities	335,962	—	9,468	(213)	345,217
	$5,796,755	$—	$127,123	$(10,242)	$5,913,636

(1)

Reflects impairments resulting from credit-related factors, which are also included in net realized investment gains in the condensed consolidated statements of income for the three and six months ended June 30, 2020.

Sales of debt securities resulted in realized gains of $3.2 million and $9.3 million, realized losses of $1.8 million and $3.0 million, and proceeds of $285.1 million and $494.6 million for the three and six months ended June 30, 2020, respectively, and realized gains of $1.8 million and $4.9 million, realized losses of $1.7 million and $4.7 million, and proceeds of $231.3 million and $622.7 million for the three and six months ended June 30, 2019, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Gross unrealized losses on investments in debt securities for which an allowance for credit losses has not been recorded, are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2020
U.S. Treasury bonds	$1,260	$(26)	$—	$—	$1,260	$(26)
Municipal bonds	22,657	(429)	701	(24)	23,358	(453)
Foreign government bonds	44,398	(25)	—	—	44,398	(25)
Governmental agency mortgage-backed securities	302,964	(737)	232,343	(866)	535,307	(1,603)
U.S. corporate debt securities	80,958	(2,595)	2,711	(215)	83,669	(2,810)
Foreign corporate debt securities	34,889	(915)	238	(18)	35,127	(933)
	$487,126	$(4,727)	$235,993	$(1,123)	$723,119	$(5,850)
December 31, 2019
U.S. Treasury bonds	$12,507	$(350)	$3,193	$(3)	$15,700	$(353)
Municipal bonds	29,333	(207)	2,827	(10)	32,160	(217)
Foreign government bonds	112,167	(934)	11,001	(27)	123,168	(961)
Governmental agency bonds	24,493	(142)	14,923	(77)	39,416	(219)
Governmental agency mortgage-backed securities	719,602	(2,785)	637,009	(4,522)	1,356,611	(7,307)
U.S. corporate debt securities	42,607	(451)	10,216	(521)	52,823	(972)
Foreign corporate debt securities	30,895	(108)	12,373	(105)	43,268	(213)
	$971,604	$(4,977)	$691,542	$(5,265)	$1,663,146	$(10,242)

Based on the Company’s review of its debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, it determined that the losses were due to non-credit factors.  As such, the Company does not consider these securities to be credit impaired at June 30, 2020.

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is impaired and it is written down to fair value with all losses recognized in earnings.  As of June 30, 2020, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

For debt securities in an unrealized loss position for which the Company does not intend to sell the debt security and it is not more likely than not that the Company will be required to sell the debt security, the Company determines whether the loss is due to credit-related factors or noncredit-related factors. For debt securities in an unrealized loss position for which the losses are primarily due to credit-related factors, the Company’s policy is to recognize the entire loss in earnings. For debt securities in an unrealized loss position for which the losses are determined to be the result of both credit-related and noncredit-related factors, the credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security.  The cash flows expected to be collected are discounted using the effective interest rate (i.e., purchase yield) and for variable rate securities the interest rate is fixed at the rate in effect at the credit loss measurement date.

Expected future cash flows for debt securities are based on qualitative and quantitative factors specific to each security, including the probability of default and the estimated timing and amount of recovery.  The detailed inputs used to project expected future cash flows may be different depending on the nature of the individual debt security.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Activity in the allowance for credit losses on debt securities for the three and six months ended June 30, 2020 is summarized as follows:

(in thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Balance at beginning of period	$(7,493)	$—
Credit losses recognized during the period	—	(7,493)
Net decreases to credit losses previously recognized	3,460	3,460
Reductions for securities sold	2,653	2,653
Balance at end of period	$(1,380)	$(1,380)

In determining credit losses on its debt securities in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, profitability and stock performance.

The Company’s policy is to present accrued interest receivable on debt securities within accounts and accrued income receivable on the balance sheet.  Accrued interest receivable on debt securities at June 30, 2020 totaled $27.4 million.  The Company has elected to not measure an allowance for credit losses for accrued interest receivable on debt securities and maintains a policy that all receivables ninety days past due are written off as credit loss expense.  Debt securities are placed on non-accrual status, and accrual of interest is discontinued, when management determines that collectibility of contractual amounts is not reasonably assured.  Interest income is recognized on a cash basis for interest payments received on debt securities in non-accrual status.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at June 30, 2020, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$41,815	$38,745	$31,644	$4,599	$116,803
Estimated fair value	$42,074	$39,650	$31,953	$4,695	$118,372
Municipal bonds
Amortized cost	$59,526	$124,491	$332,658	$502,910	$1,019,585
Estimated fair value	$59,907	$128,446	$356,731	$537,130	$1,082,214
Foreign government bonds
Amortized cost	$52,209	$45,589	$56,838	$13,916	$168,552
Estimated fair value	$52,228	$47,349	$60,692	$14,775	$175,044
Governmental agency bonds
Amortized cost	$20,246	$49,447	$126,215	$53,106	$249,014
Estimated fair value	$20,452	$52,030	$130,442	$58,506	$261,430
U.S. corporate debt securities
Amortized cost	$18,974	$312,493	$164,216	$68,583	$564,266
Estimated fair value	$19,027	$329,303	$172,749	$73,745	$594,824
Foreign corporate debt securities
Amortized cost	$13,578	$198,490	$78,441	$28,547	$319,056
Estimated fair value	$13,649	$205,759	$83,466	$30,414	$333,288
Total debt securities excluding mortgage-backed securities
Amortized cost	$206,348	$769,255	$790,012	$671,661	$2,437,276
Estimated fair value	$207,337	$802,537	$836,033	$719,265	$2,565,172
Total mortgage-backed securities
Amortized cost					$3,277,557
Estimated fair value					$3,359,896
Total debt securities
Amortized cost					$5,714,833
Estimated fair value					$5,925,068

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in equity securities are as follows:

(in thousands)	Cost	Estimated fair value
June 30, 2020
Preferred stocks	$21,006	$15,036
Common stocks	349,722	371,320
	$370,728	$386,356
December 31, 2019
Preferred stocks	$21,849	$18,094
Common stocks	328,110	374,224
	$349,959	$392,318

Net gains (realized and unrealized) of $59.1 million and net losses (realized and unrealized) of $23.4 million were recognized for the three and six months ended June 30, 2020, respectively, as a result of changes in the fair values of equity securities.  Included in net gains during the three months ended June 30, 2020 were net unrealized gains of $58.7 million and included in net losses during the six months ended June 30, 2020 were net unrealized losses of $23.7 million, respectively, related to equity securities still held at June 30, 2020.  Net gains (realized and unrealized) of $8.9 million and $41.4 million were recognized for the three and six months ended June 30, 2019, respectively, as a result of changes in the fair values of equity securities.  Included in net gains during the three and six months ended June 30, 2019, were net unrealized gains of $8.4 million and $37.4 million, respectively, related to equity securities still held at June 30, 2019.

The composition of the investment portfolio at June 30, 2020, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
Debt securities:
U.S. Treasury bonds	$118,372	100.0	$—	—	$—	—	$118,372	100.0
Municipal bonds	1,047,717	96.8	33,780	3.1	717	0.1	1,082,214	100.0
Foreign government bonds	159,198	90.9	13,082	7.5	2,764	1.6	175,044	100.0
Governmental agency bonds	261,430	100.0	—	—	—	—	261,430	100.0
Governmental agency mortgage-backed securities	3,359,896	100.0	—	—	—	—	3,359,896	100.0
U.S. corporate debt securities	297,561	50.0	232,509	39.1	64,754	10.9	594,824	100.0
Foreign corporate debt securities	132,886	39.9	175,388	52.6	25,014	7.5	333,288	100.0
Total debt securities	5,377,060	90.7	454,759	7.7	93,249	1.6	5,925,068	100.0
Preferred stocks	38	0.3	14,114	93.8	884	5.9	15,036	100.0
Total	$5,377,098	90.5	$468,873	7.9	$94,133	1.6	$5,940,104	100.0

Included in debt securities at June 30, 2020, were bank loans totaling $65.3 million, of which $60.2 million were non-investment grade; high yield corporate debt securities totaling $26.9 million, all of which were non-investment grade; and emerging market debt securities totaling $62.9 million, of which $5.4 million were non-investment grade.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio in an unrealized loss position at June 30, 2020, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
U.S. Treasury bonds	$1,260	100.0	$—	—	$—	—	$1,260	100.0
Municipal bonds	16,828	72.0	6,530	28.0	—	—	23,358	100.0
Foreign government bonds	43,996	99.1	—	—	402	0.9	44,398	100.0
Governmental agency mortgage-backed securities	535,307	100.0	—	—	—	—	535,307	100.0
U.S. corporate debt securities	10,128	12.1	22,788	27.2	50,753	60.7	83,669	100.0
Foreign corporate debt securities	2,426	6.9	17,186	48.9	15,515	44.2	35,127	100.0
Total	$609,945	84.3	$46,504	6.5	$66,670	9.2	$723,119	100.0

Debt securities in an unrealized loss position at June 30, 2020, included bank loans totaling $59.8 million, of which $54.7 million were non-investment grade; high yield corporate debt securities totaling $9.7 million, all of which were non-investment grade; and emerging market debt securities totaling $4.7 million, of which $2.3 million were non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Activity in the allowance for credit losses on accounts receivable for the three and six months ended June 30, 2020 is summarized as follows:

(in thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020 (1)
Balance at beginning of period	$11,576	$12,676
Provision for expected credit losses	2,018	3,021
Write-offs, net of recoveries	(1,422)	(3,525)
Balance at end of period	$12,172	$12,172

(1)	The allowance at December 31, 2019 was determined under previous accounting guidance. Transition to the updated guidance did not result in an adjustment to the allowance.

The Company’s policy is to present accrued interest receivable on financial assets measured at amortized cost within accounts and accrued income receivable on the balance sheet.  Accrued interest receivable at June 30, 2020 totaled $2.4 million.  The Company has elected to not measure an allowance for credit losses for accrued interest receivable and maintains a policy that all receivables ninety days past due are written off as credit loss expense.  Accounts are placed on non-accrual status, and accrual of interest is discontinued, when management determines that collectibility of contractual amounts is not reasonably assured.  Payments of interest for accounts in non-accrual status are applied under the cost recovery method.

Secured financings receivable

The Company’s secured financings receivable are collateralized by mortgage loans on residential real estate.  Collections of the receivable balance occur upon sale of the underlying mortgage loan to investors in the secondary market, generally within 30 days and more typically in less than 10 days.  No allowance for credit losses has been recorded due to, among other factors, the Company typically identifying investors in the underlying mortgage loans prior to making advances, the short-term nature of these receivables, the underlying mortgage loans are predominantly Qualified Mortgages (QM) and due to the receivable having no history of significant prior credit losses.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 5 – Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2020, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance at December 31, 2019	$1,104,143	$46,765	$1,150,908
Acquisitions	241,016	—	241,016
Dispositions	(358)	—	(358)
Foreign currency translation	(2,980)	—	(2,980)
Balance at June 30, 2020	$1,341,821	$46,765	$1,388,586

The Company’s four reporting units for purposes of assessing goodwill for impairment are title insurance, home warranty, property and casualty insurance and trust and other services.  During the six months ended June 30, 2020, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount.  For discussion about the Company’s acquisitions in 2020, see Note 17 Business Combinations.

Note 6 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	June 30, 2020	December 31, 2019
Finite-lived intangible assets:
Customer relationships	$178,150	$99,905
Noncompete agreements	38,430	13,150
Trademarks	23,334	10,520
Internal-use software licenses	19,865	21,982
Patents	2,840	2,840
	262,619	148,397
Accumulated amortization	(76,175)	(73,449)
	186,444	74,948
Indefinite-lived intangible assets:
Licenses	16,885	16,885
	$203,329	$91,833

Amortization expense for finite-lived intangible assets was $13.6 million and $19.9 million for the three and six months ended June 30, 2020, respectively, and $7.3 million and $15.3 million for the three and six months ended June 30, 2019, respectively. The current year increase in finite-lived intangible assets primarily reflects the impact of acquisitions during 2020. For further discussion about the Company’s acquisitions in 2020, see Note 17 Business Combinations.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2020	$20,997
2021	$34,311
2022	$32,796
2023	$29,903
2024	$23,775
2025	$17,656

Note 7 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Six Months Ended June 30,
(in thousands)	2020	2019
Balance at beginning of period	$1,063,044	$1,042,679
Provision related to:
Current year	225,921	194,000
Prior years	30,244	12,842
	256,165	206,842
Payments, net of recoveries, related to:
Current year	87,928	85,811
Prior years	126,666	114,084
	214,594	199,895
Other	(9,121)	(7,418)
Balance at end of period	$1,095,494	$1,042,208

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 5.0% for the three and six months ended June 30, 2020 compared to 4.0% for the three and six months ended June 30, 2019, respectively.  The current quarter rate of 5.0% reflects an ultimate loss rate of 4.5% for the current policy year and a net increase in the loss reserve estimates for prior policy years of $5.6 million.  The 4.0% rate for the second quarter of 2019 reflected the ultimate loss rate for the 2019 policy year and no change in the loss reserve estimates for prior policy years.

To date, the Company has not experienced an increase in title claims as a result of the coronavirus pandemic.  Incurred title claims for the three and six months ended June 30, 2020 were lower by 26.1% and 16.5%, respectively, when compared with the same periods of the prior year, and significantly below the Company’s actuarial expectation. However, title claims generally increase when economic conditions deteriorate.  Due to the recent deterioration in economic conditions in connection with the coronavirus pandemic and responses to it, the Company increased its calendar year loss rate from 4.0% in 2019 to 5.0%.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	June 30, 2020		December 31, 2019
Known title claims	$70,866	6.5%	$83,382	7.8%
Incurred but not reported claims	943,512	86.1%	903,994	85.1%
Total title claims	1,014,378	92.6%	987,376	92.9%
Non-title claims	81,116	7.4%	75,668	7.1%
Total loss reserves	$1,095,494	100.0%	$1,063,044	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 8 – Notes and Contracts Payable

In May 2020, the Company issued $450.0 million of 4.00% 10 year senior unsecured notes due in 2030. Interest is due semi-annually on May 15 and November 15, beginning November 15, 2020. The Company used a portion of the net proceeds from the sale to repay all borrowings outstanding under its credit facility, increasing the unused capacity thereunder to the full $700.0 million size of the facility.

Note 9 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 23.8% and 20.9% for the three and six months ended June 30, 2020, respectively, and 18.4% and 20.0% for the three and six months ended June 30, 2019, respectively.  The Company’s effective tax rates differ from the statutory federal rate of 21.0% due to state and foreign income taxes incurred, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense.  In addition, the rates for 2020 reflect a benefit related to foreign tax law changes, and the rates for 2019 reflect the resolution of state tax matters from prior years.

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

As of June 30, 2020 and December 31, 2019, the liability for income taxes associated with uncertain tax positions was $6.8 million and $1.5 million, respectively.  The increase in the current year results primarily from positions taken on the Company’s tax returns for prior years.  As of June 30, 2020 and December 31, 2019, the liability could be reduced by $1.9 million and $0.4 million, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes.  The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.  Accrued interest and penalties, net of tax benefits, related to uncertain tax positions were not material as of June 30, 2020 and December 31, 2019.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may increase or decrease within the next 12 months.  Any such change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions.  The primary non-federal jurisdictions are California, Canada, India and the United Kingdom.  As of June 30, 2020, the Company had concluded U.S. federal income tax examinations through 2015 and is generally no longer subject to state and non-U.S. income tax examinations for years prior to 2014.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator
Net income attributable to the Company	$170,655	$186,655	$233,859	$296,230
Denominator
Basic weighted-average shares	112,309	113,050	112,939	112,881
Effect of dilutive employee stock options and restricted stock units (“RSUs”)	246	448	331	485
Diluted weighted-average shares	112,555	113,498	113,270	113,366
Net income per share attributable to the Company’s stockholders
Basic	$1.52	$1.65	$2.07	$2.62
Diluted	$1.52	$1.64	$2.06	$2.61

For the three and six months ended June 30, 2020, 410 thousand and 299 thousand RSUs, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.  For the three and six months ended June 30, 2019, RSUs excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect were not material.  No stock options had a dilutive effect on weighted-average common shares outstanding during the three and six months ended June 30, 2020, as all remaining stock options outstanding were exercised during the fourth quarter of 2019.

Note 11 – Employee Benefit Plans

Net periodic cost related to the Company’s unfunded supplemental benefit plans includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Expense:
Service costs	$45	$71	$90	$141
Interest costs	1,781	2,279	3,562	4,558
Amortization of net actuarial loss	1,320	915	2,640	1,830
Amortization of prior service credit	(777)	(1,017)	(1,554)	(2,035)
	$2,369	$2,248	$4,738	$4,494

The Company contributed $7.2 million to its unfunded supplemental benefit plans during the six months ended June 30, 2020, and expects to contribute an additional $8.2 million during the remainder of 2020.

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of June 30, 2020 and December 31, 2019:

(in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2020
Debt securities:
U.S. Treasury bonds	$118,372	$—	$118,372	$—
Municipal bonds	1,082,214	—	1,082,214	—
Foreign government bonds	175,044	—	175,044	—
Governmental agency bonds	261,430	—	261,430	—
Governmental agency mortgage-backed securities	3,359,896	—	3,359,896	—
U.S. corporate debt securities	594,824	—	594,824	—
Foreign corporate debt securities	333,288	—	333,288	—
	5,925,068	—	5,925,068	—
Equity securities:
Preferred stocks	15,036	15,036	—	—
Common stocks	371,320	371,320	—	—
	386,356	386,356	—	—
Total assets	$6,311,424	$386,356	$5,925,068	$—

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

There were no transfers between Levels 1, 2 and 3 during the three and six months ended June 30, 2020 and 2019.  Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement.  The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of June 30, 2020 and December 31, 2019:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
June 30, 2020
Assets:
Cash and cash equivalents	$1,523,344	$1,523,344	$1,523,344	$—	$—
Deposits with banks	$39,311	$39,480	$2,609	$36,871	$—
Notes receivable, net	$22,125	$21,081	$—	$—	$21,081
Secured financings receivable	$579,596	$579,596	$—	$579,596	$—
Liabilities:
Secured financings payable	$478,598	$478,598	$—	$478,598	$—
Notes and contracts payable	$1,010,623	$1,100,750	$—	$1,095,746	$5,004

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2019
Assets:
Cash and cash equivalents	$1,485,959	$1,485,959	$1,485,959	$—	$—
Deposits with banks	$44,422	$44,339	$4,074	$40,265	$—
Notes receivable, net	$18,970	$19,422	$—	$—	$19,422
Secured financings receivable	$287,459	$287,459	$—	$287,459	$—
Liabilities:
Secured financings payable	$278,412	$278,412	$—	$278,412	$—
Notes and contracts payable	$728,232	$761,224	$—	$756,306	$4,918

Note 13 – Share-Based Compensation

The following table presents costs associated with the Company’s share-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Expense:
RSUs	$8,056	$6,805	$32,714	$25,153
Employee stock purchase plan	1,637	953	2,882	2,202
	$9,693	$7,758	$35,596	$27,355

The following table summarizes RSU activity for the six months ended June 30, 2020:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2019	1,152	$49.25
Granted during 2020	740	$64.26
Vested during 2020	(817)	$52.49
Forfeited during 2020	(13)	$55.90
Unvested at June 30, 2020	1,062	$57.14

Note 14 – Stockholders’ Equity

The Company maintains a stock repurchase plan with authorization up to $250.0 million, of which $92.7 million remained as of June 30, 2020.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  During the three and six months ended June 30, 2020, the Company repurchased and retired 71 thousand and 1.8 million shares of its common stock for a total purchase price of $3.1 million and $68.9 million, respectively, and as of June 30, 2020, had repurchased and retired 5.4 million shares of its common stock under the current authorization for a total purchase price of $157.3 million.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 15 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the six months ended June 30, 2020:

	First American Financial Corporation				NCI
(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)	Accumulated other comprehensive income (loss)	Balance
Balance at December 31, 2019	$83,117	$(51,668)	$(72,941)	$(41,492)	$1	$(41,491)
Change in unrealized gains (losses) on debt securities	94,539	—	—	94,539	—	94,539
Change in unrealized gains (losses) on debt securities for which credit-related portion was recognized in earnings	195	—	—	195	—	195
Change in foreign currency translation adjustment	—	(20,315)	—	(20,315)	—	(20,315)
Amortization of net actuarial loss	—	—	2,640	2,640	—	2,640
Amortization of prior service credit	—	—	(1,554)	(1,554)	—	(1,554)
Tax effect	(23,501)	1,132	(288)	(22,657)	—	(22,657)
Balance at June 30, 2020	$154,350	$(70,851)	$(72,143)	$11,356	$1	$11,357

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended June 30, 2020 and 2019:

(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended June 30, 2020
Pretax change before reclassifications	$77,887	$14,373	$—	$92,260
Reclassifications out of AOCI	(1,370)	—	543	(827)
Tax effect	(17,988)	—	(144)	(18,132)
Total other comprehensive income (loss), net of tax	$58,529	$14,373	$399	$73,301
Three Months Ended June 30, 2019
Pretax change before reclassifications	$69,582	$3,594	$—	$73,176
Reclassifications out of AOCI	246	—	(102)	144
Tax effect	(16,654)	(150)	27	(16,777)
Total other comprehensive income (loss), net of tax	$53,174	$3,444	$(75)	$56,543

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2020 and 2019:

(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Six Months Ended June 30, 2020
Pretax change before reclassifications	$93,282	$(20,315)	$—	$72,967
Reclassifications out of AOCI	1,452	—	1,086	2,538
Tax effect	(23,501)	1,132	(288)	(22,657)
Total other comprehensive income (loss), net of tax	$71,233	$(19,183)	$798	$52,848
Six Months Ended June 30, 2019
Pretax change before reclassifications	$147,347	$10,760	$—	$158,107
Reclassifications out of AOCI	287	—	(205)	82
Tax effect	(34,955)	(428)	54	(35,329)
Total other comprehensive income (loss), net of tax	$112,679	$10,332	$(151)	$122,860

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Amounts reclassified from AOCI
	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items
(in thousands)	2020	2019	2020	2019
Unrealized gains (losses) on debt securities:
Net realized gains (losses) on sales of debt securities	$1,384	$(246)	$6,055	$(287)	Net realized investment gains
Credit losses recognized on debt securities	(14)	—	(7,507)	—	Net realized investment gains
Pretax total	$1,370	$(246)	$(1,452)	$(287)
Tax effect	$(322)	$58	$360	$68
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(1,320)	$(915)	$(2,640)	$(1,830)	Other operating expenses
Amortization of prior service credit	777	1,017	1,554	2,035	Other operating expenses
Pretax total	$(543)	$102	$(1,086)	$205
Tax effect	$144	$(27)	$288	$(54)

(1)	These components of AOCI are components of net periodic cost. See Note 11 Employee Benefit Plans for additional details.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries improperly charged fees for products and services, improperly handled property and casualty claims and gave items of value to builders as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

•	Antao Properties LLC vs. First American Title Insurance Company, filed on November 6, 2019 and pending in the United States District Court for the Middle District of Florida,
•	Leonard vs. First American Property & Casualty Insurance Company, filed on October 17, 2019 and pending in the United States District Court for the Western District of Washington,
•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017 and pending in the Superior Court of the State of California, County of Sacramento, and
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

These lawsuits are putative class actions for which a class has not been certified.  For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company and/or its subsidiaries are also parties to class action lawsuits as a result of the information security incident that occurred during the second quarter of 2019.  All of these lawsuits are putative class actions for which a class has not been certified.  For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and wealth management businesses are regulated by various federal, state and local governmental agencies.  Many of the Company’s other businesses operate within statutory guidelines.  Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies.  Currently, governmental agencies are examining or investigating certain of the Company’s operations.  These include two recently active investigations initiated in connection with the information security incident that occurred during the second quarter of 2019, one being conducted by the Securities and Exchange Commission enforcement staff and the other by the New York Department of Financial Services. The Securities and Exchange Commission enforcement staff is questioning the adequacy of disclosures the Company made at the time of the incident and the adequacy of its disclosure controls. The New York Department of Financial Services has alleged violations of its cyber security requirements for financial services companies and has filed a statement of charges in connection therewith.  These also include an inquiry by the New York Attorney General and the Massachusetts Attorney General into competitive practices in the title insurance industry.  With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company records a liability representing its best estimate of the financial exposure based on known facts.  While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  These exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $14.4 million, which is based on the exchange rate as of, and includes interest charges through, June 30, 2020.  As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Accordingly, the Company filed a notice of appeal with the Canadian taxing authority in March 2020.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 17 – Business Combinations

During the six months ended June 30, 2020, the Company completed acquisitions for an aggregate purchase price of $391.9 million, which were funded through cash on hand and additional borrowings of $120.0 million under the Company’s credit facility.  For acquisitions in which the Company has not completed its purchase price allocation, preliminary fair value estimates for the assets acquired and liabilities assumed have been recorded.  The Company allocates the purchase price of each acquisition to the assets acquired and liabilities assumed using a variety of valuation techniques, including discounted cash flow analysis.  These acquisitions have been included in the Company’s title insurance and services segment.

Current year acquisitions included the purchase of a company that provides document, eClose and fulfillment technology for the mortgage industry on March 2, 2020 for a purchase price of $350.0 million.  In connection with the purchase, the Company recorded goodwill, property and equipment and other intangible assets of $202.7 million, $19.0 million and $121.0 million, respectively.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended June 30, 2020:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,462,939	$237,802	$38,995	$24,999
Specialty Insurance	133,518	7,319	1,943	3,100
Corporate	12,516	(19,826)	38	—
Eliminations	(244)	—	—	—
	$1,608,729	$225,295	$40,976	$28,099

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$530,735	$597,895	$228,252	$43,234	$62,823	$1,462,939
Specialty Insurance	121,249	—	3,103	2,316	6,850	133,518
	$651,984	$597,895	$231,355	$45,550	$69,673	$1,596,457

For the three months ended June 30, 2019:
(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,371,874	$232,813	$31,061	$23,491
Specialty Insurance	122,968	15,740	1,785	2,675
Corporate	4,127	(19,056)	38	—
Eliminations	(349)	—	—	—
	$1,498,620	$229,497	$32,884	$26,166

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$552,358	$543,847	$197,779	$70,970	$6,920	$1,371,874
Specialty Insurance	115,660	—	3,153	2,700	1,455	122,968
	$668,018	$543,847	$200,932	$73,670	$8,375	$1,494,842

For the six months ended June 30, 2020:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,763,564	$310,778	$68,512	$53,422
Specialty Insurance	255,487	20,177	3,837	5,901
Corporate	3,205	(33,336)	76	—
Eliminations	(584)	—	—	—
	$3,021,672	$297,619	$72,425	$59,323

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$1,032,036	$1,197,577	$436,525	$102,902	$(5,476)	$2,763,564
Specialty Insurance	240,585	—	6,542	4,900	3,460	255,487
	$1,272,621	$1,197,577	$443,067	$107,802	$(2,016)	$3,019,051

For the six months ended June 30, 2019:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,544,056	$374,820	$62,223	$48,970
Specialty Insurance	245,149	33,525	3,519	5,172
Corporate	13,686	(37,178)	76	—
Eliminations	(690)	—	—	—
	$2,802,201	$371,167	$65,818	$54,142

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$955,114	$1,045,384	$367,870	$141,023	$34,665	$2,544,056
Specialty Insurance	227,106	—	6,219	5,432	6,392	245,149
	$1,182,220	$1,045,384	$374,089	$146,455	$41,057	$2,789,205

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This Management’s Discussion and Analysis contains the financial measure adjusted debt to capitalization ratio that is not presented in accordance with generally accepted accounting principles (“GAAP”), as it excludes the effect of secured financings payable.  The Company is presenting this non-GAAP financial measure because it provides the Company’s management and readers of this Quarterly Report on Form 10-Q with additional insight into the financial leverage of the Company.  The Company does not intend for this non-GAAP financial measure to be a substitute for any GAAP financial information.  In this Quarterly Report on Form 10-Q, this non-GAAP financial measure has been presented with, and reconciled to, the most directly comparable GAAP financial measure.  Readers of this Quarterly Report on Form 10-Q should use this non-GAAP financial measure only in conjunction with the comparable GAAP financial measure.

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

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued updated guidance intended to reduce potential diversity in practice in accounting for the costs of implementing cloud computing arrangements (i.e., hosting arrangements) that are service contracts.  The updated guidance aligns the requirements for capitalizing implementation costs for these arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s condensed consolidated financial statements.

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

The Company’s total revenues increased $110.1 million, or 7.3%, in the second quarter of 2020 when compared with the second quarter of 2019.  This increase was primarily attributable to an increase in net realized investment gains of $60.9 million and an increase in agent premiums of $54.0 million, or 9.9%.   Direct premiums and escrow fees in the title insurance and services segment decreased $21.6 million, or 3.9%.  Direct premiums and escrow fees from domestic residential purchase and commercial transactions decreased $50.0 million, or 18.8%, and $70.8 million, or 39.3%, while direct premiums and escrow fees from domestic residential refinance transactions increased $108.2 million, or 175.6%, in the second quarter of 2020 when compared to the second quarter of 2019.

According to the Mortgage Bankers Association’s July 15, 2020 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 85.2% in the second quarter of 2020 when compared with the second quarter of 2019.  According to the MBA Forecast, the dollar amount of purchase originations decreased 2.0% and refinance originations increased 297.3%.  This volume of domestic residential mortgage origination activity contributed to a decrease in direct premiums and escrow fees for the Company’s direct title operations of 18.8% from domestic purchase transactions and an increase of 175.6% from domestic residential refinance transactions in the second quarter of 2020 when compared with the second quarter of 2019.

During the second quarter of 2020, the level of domestic title orders opened per day by the Company’s direct title operations increased 18.6% when compared with the second quarter of 2019.  Residential refinance opened orders per day increased 105.8%, while residential purchase and commercial opened orders per day decreased 14.8% and 29.6%, respectively, when compared to the second quarter of 2019.

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

In response to the pandemic, early on, the Company activated its business continuity plan, which enabled most employees to work from home.  Currently, approximately 80% of the Company’s global workforce is working remotely, and the Company believes it is likely to remain this way through the end of the year.

Residential purchase orders opened by the Company’s direct title operations were down 14.8% in the second quarter of 2020 when compared to the second quarter of 2019.  The Company’s residential purchase business experienced a consistent recovery since the trough in April when purchase orders opened were down 38.2% compared to April 2019.  The recovery started in May when purchase orders opened were down 10.3% compared to May 2019.  Then, in June, purchase orders opened were up 4.9% compared to June 2019.  For the first three weeks of July, purchase orders opened are up 6.5% compared to the same three week period in 2019.  The Company believes that many buyers who postponed purchases in the spring have returned during the summer resulting in a shift of the traditional seasonality curve.

Residential refinance orders opened by the Company’s direct title operations continue to be elevated for the year.  During the second quarter of 2020, refinance orders opened averaged 2,900 orders per day.  For the first three weeks of July, refinance orders opened averaged 3,100 orders per day.  The Company believes the refinance market will remain elevated for the remainder of the year.

In the Company’s commercial business, revenue in the second quarter of 2020 declined 39.3% when compared to the second quarter of 2019.  In response to the economic uncertainty, the Company has seen a slow-down in activity across all major commercial asset classes in the second quarter, and the Company expects that the sector will remain under pressure for the rest of the year.

Title Insurance and Services

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenues
Direct premiums and escrow fees	$530,735	$552,358	$(21,623)	(3.9)%	$1,032,036	$955,114	$76,922	8.1%
Agent premiums	597,895	543,847	54,048	9.9	1,197,577	1,045,384	152,193	14.6
Information and other	228,252	197,779	30,473	15.4	436,525	367,870	68,655	18.7
Net investment income	43,234	70,970	(27,736)	(39.1)	102,902	141,023	(38,121)	(27.0)
Net realized investment gains (losses)	62,823	6,920	55,903	NM [1]	(5,476)	34,665	(40,141)	(115.8)
	1,462,939	1,371,874	91,065	6.6	2,763,564	2,544,056	219,508	8.6
Expenses
Personnel costs	417,066	422,664	(5,598)	(1.3)	838,681	803,795	34,886	4.3
Premiums retained by agents	472,398	429,086	43,312	10.1	947,779	825,693	122,086	14.8
Other operating expenses	222,192	194,129	28,063	14.5	448,787	362,770	86,017	23.7
Provision for policy losses and other claims	56,431	43,848	12,583	28.7	111,481	80,020	31,461	39.3
Depreciation and amortization	38,995	31,061	7,934	25.5	68,512	62,223	6,289	10.1
Premium taxes	14,319	14,699	(380)	(2.6)	29,837	27,678	2,159	7.8
Interest	3,736	3,574	162	4.5	7,709	7,057	652	9.2
	1,225,137	1,139,061	86,076	7.6	2,452,786	2,169,236	283,550	13.1
Income before income taxes	$237,802	$232,813	$4,989	2.1%	$310,778	$374,820	$(64,042)	(17.1)%
Pretax margins	16.3%	17.0%	(0.7)%	(4.1)%	11.2%	14.7%	(3.5)%	(23.8)%

(1)	Not meaningful

Direct premiums and escrow fees were $530.7 million and $1.0 billion for the three and six months ended June 30, 2020, respectively, a decrease of $21.6 million, or 3.9%, and an increase of $76.9 million, or 8.1%, when compared with the respective periods of the prior year.  The decrease for the three months ended June 30, 2020 was primarily due to a decrease in the average domestic revenues per order closed, partially offset by an increase in the number of domestic title orders closed by the Company’s direct title operations.  The increase for the six months ended June 30, 2020 was primarily due to an increase in the number of domestic title orders closed by the Company’s direct title operations, partially offset by a decrease in the average domestic revenues per order closed. The domestic average revenues per order closed were $1,950 and $2,112 for the three and six months ended June 30, 2020, respectively, decreases of 25.6% and 17.4% when compared with $2,620 and $2,557 for the respective periods of the prior year.  The decreases in average revenues per order closed were primarily due to a shift in the mix of direct revenues generated from higher premium commercial products to lower premium residential refinance products.  The Company’s direct title operations closed 254,500 and 457,200 domestic title orders during the three and six months ended June 30, 2020, respectively, increases of 29.5% and 31.6% when compared with 196,600 and 347,500 title orders closed during the respective periods of the prior year, which was generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast.  For the three and six months ended June 30, 2020, domestic residential refinance orders closed per day increased by 160.3% and 151.6%, respectively, and domestic residential purchase orders closed per day decreased by 19.4% and 9.0%, respectively, when compared to the respective periods of the prior year.

Agent premiums were $597.9 million and $1.2 billion for the three and six months ended June 30, 2020, respectively, increases of $54.0 million, or 9.9%, and $152.2 million, or 14.6%, when compared with the respective periods of the prior year.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.  As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums.  Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity.  The increase in agent premiums for the three months ended June 30, 2020 is generally consistent with the 24.5% increase in the Company’s direct premiums and escrow fees in the first quarter of 2020 as compared with the first quarter of 2019.

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

Information and other revenues were $228.3 million and $436.5 million for the three and six months ended June 30, 2020, respectively, increases of $30.5 million, or 15.4%, and $68.7 million, or 18.7%, when compared with the respective periods of the prior year.  The increases were primarily attributable to the impact of new acquisitions, which was $24.0 million and $31.3 million for the three and six months ended June 30, 2020, respectively, and the growth in mortgage origination activity that led to higher demand for the Company’s title information products

Net investment income totaled $43.2 million and $102.9 million for the three and six months ended June 30, 2020, respectively, decreases of $27.7 million, or 39.1%, and $38.1 million, or 27.0%, when compared with the respective periods of the prior year.  The decreases were primarily attributable to lower short-term interest rates, which drove lower income from the Company’s cash and investment portfolio, escrow balances and tax-deferred property exchange business.

Net realized investment gains totaled $62.8 million and net realized investment losses totaled $5.5 million for the three and six months ended June 30, 2020, respectively.  The net realized investment gains for the three months ended June 30, 2020 were primarily attributable to the increase in the fair values of equity securities.  The net realized investment losses for the six months ended June 30, 2020 were primarily attributable to a decline in the fair values of equity securities. Net realized investment gains totaled $6.9 million and $34.7 million for the three and six months ended June 30, 2019, respectively, and were primarily from the increase in the fair values of equity securities.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs.  This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $417.1 million and $838.7 million for the three and six months ended June 30, 2020, respectively, a decrease of $5.6 million, or 1.3%, and an increase of $34.9 million, or 4.3%, when compared with the respective periods of the prior year.  The decrease for the three months ended June 30, 2020 was primarily attributable to lower incentive compensation and employee benefit expense, partially offset by $10.5 million of expense from new acquisitions, and higher salary, overtime and temporary labor expense.  The decrease in incentive compensation expense was due to lower profitability and lower revenue in the Company’s commercial business. The decrease in employee benefit expense was primarily due to the impact of lower profitability on the Company’s expected 401(k) saving plan match. The increase in salary expense was due to higher average salaries.  The increase for the six months ended June 30, 2020 was primarily due to $16.6 million of expense from new acquisitions, and higher salary expense, share-based compensation expense, overtime and temporary labor expense, partially offset by lower employee benefit expense.  The increase in salary expense was due to higher average salaries and one additional payroll day.  The increase in share-based compensation expense was due to a higher dollar value of restricted stock units granted in the first quarter of 2020 related to 2019 performance.  The decrease in employee benefit expense was primarily due to the impact of lower profitability on the Company’s expected 401(k) saving plan match.

Agents retained $472.4 million and $947.8 million of title premiums generated by agency operations for the three and six months ended June 30, 2020, which compares with $429.1 million and $825.7 million for the respective periods of the prior year.  The percentage of title premiums retained by agents was 79.0% and 79.1% for the three and six months ended June 30, 2020, respectively, compared to 78.9% and 79.0% for the respective periods of the prior year.

Other operating expenses for the title insurance and services segment were $222.2 million and $448.8 million for the three and six months ended June 30, 2020, respectively, increases of $28.1 million, or 14.5%, and $86.0 million, or 23.7%, when compared with the respective periods of the prior year.  The increases were primarily attributable to the impact of new acquisitions, which was $8.1 million and $11.8 million for the three and six months ended June 30, 2020, respectively, and higher production related costs due to higher transaction volumes, and increases in professional services expense, computer hardware related costs and software expense, partially offset by lower travel and entertainment related expenses.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 5.0% for the three and six months ended June 30, 2020 compared to 4.0% for the three and six months ended June 30, 2019, respectively.  The current quarter rate of 5.0% reflects an ultimate loss rate of 4.5% for the current policy year and a net increase in the loss reserve estimates for prior policy years of $5.6 million. The 4.0% rate for the second quarter of 2019 reflected the ultimate loss rate for the 2019 policy year and no change in the loss reserve estimates for prior policy years.

To date, the Company has not experienced an increase in title claims as a result of the coronavirus pandemic.  Incurred title claims for the three and six months ended June 30, 2020 were lower by 26.1% and 16.5%, respectively, when compared with the same periods of the prior year, and significantly below the Company’s actuarial expectation. However, title claims generally increase when economic conditions deteriorate.  Due to the recent deterioration in economic conditions in connection with the coronavirus pandemic and responses to it, the Company increased its calendar year loss rate from 4.0% in 2019 to 5.0%.  The Company will continue to monitor economic conditions and actual claims experience and will consider this information, among other factors, when determining the appropriate loss rate and reserve balance for incurred but not reported claims in future periods.

Depreciation and amortization expense was $39.0 million and $68.5 million for the three and six months ended June 30, 2020, respectively, increases of $7.9 million, or 25.5%, and $6.3 million, or 10.1%, when compared with the respective periods of the prior year.  The increases were attributable to the impact of new acquisitions, which was $8.4 million and $8.5 million for the three and six months ended June 30, 2020, respectively, and primarily related to amortization of software and other intangible assets.

Premium taxes were $14.3 million and $29.8 million for the three and six months ended June 30, 2020, respectively, a decrease of $0.4 million, or 2.6%, and an increase of $2.2 million, or 7.8%, respectively, compared to $14.7 million and $27.7 million for the same periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.3% for the three and six months ended June 30, 2020 and were 1.3% and 1.4% for the three and six months ended June 30, 2019, respectively.

Interest expense was $3.7 million and $7.7 million for the three and six months ended June 30, 2020, respectively, increases of $0.2 million, or 4.5%, and $0.7 million, or 9.2%, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher interest paid on secured financings payable due to higher average balances outstanding, partially offset by lower interest paid related to customer deposits at the Company’s banking subsidiary, First American Trust, FSB, due to lower interest rates.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to the relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase.  Title insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as closed order volumes.  Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity.  Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations.  Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  The pre-tax margins for the three and six months ended June 30, 2020 were 16.3% and 11.2%, respectively, compared with 17.0% and 14.7% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenues
Direct premiums	$121,249	$115,660	$5,589	4.8%	$240,585	$227,106	$13,479	5.9%
Information and other	3,103	3,153	(50)	(1.6)	6,542	6,219	323	5.2
Net investment income	2,316	2,700	(384)	(14.2)	4,900	5,432	(532)	(9.8)
Net realized investment gains	6,850	1,455	5,395	370.8	3,460	6,392	(2,932)	(45.9)
	133,518	122,968	10,550	8.6	255,487	245,149	10,338	4.2
Expenses
Personnel costs	20,681	19,884	797	4.0	42,126	39,504	2,622	6.6
Other operating expenses	19,283	18,236	1,047	5.7	40,831	38,054	2,777	7.3
Provision for policy losses and other claims	82,257	65,282	16,975	26.0	144,684	126,822	17,862	14.1
Depreciation and amortization	1,943	1,785	158	8.9	3,837	3,519	318	9.0
Premium taxes	2,035	2,041	(6)	(0.3)	3,832	3,725	107	2.9
	126,199	107,228	18,971	17.7	235,310	211,624	23,686	11.2
Income before income taxes	$7,319	$15,740	$(8,421)	(53.5)%	$20,177	$33,525	$(13,348)	(39.8)%
Margins	5.5%	12.8%	(7.3)%	(57.0)%	7.9%	13.7%	(5.8)%	(42.3)%

Direct premiums were $121.2 million and $240.6 million for the three and six months ended June 30, 2020, respectively, increases of $5.6 million, or 4.8%, and $13.5 million, or 5.9%, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher premiums earned in the home warranty business.  The increases were also attributable to higher premiums earned in the property and casualty business driven by lower reinsurance costs.

Net realized investment gains for the specialty insurance segment totaled $6.9 million and $3.5 million for the three and six months ended June 30, 2020.  The net realized investment gains for the three months ended June 30, 2020 were primarily from the increase in the fair values of equity securities.  The net realized investment gains for the six months ended June 30, 2020 were primarily from a gain from the sale of real estate.  Net realized investment gains for the specialty insurance segment totaled $1.5 million and $6.4 million for the three and six months ended June 30, 2019, respectively, and were primarily from the increase in the fair values of equity securities.

Personnel costs and other operating expenses were $40.0 million and $83.0 million for the three and six months ended June 30, 2020, respectively, increases of $1.8 million, or 4.8%, and $5.4 million, or 7.0%, when compared with the respective periods of the prior year.  The increases were primarily attributable to increased salary expense, due to higher average headcount, and higher advertising expense related to the home warranty business.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 54.7% and 48.5% for the three and six months ended June 30, 2020, respectively, compared with 51.7% and 47.8% for the respective periods of the prior year.  The increase in the claims rate for the three months ended June 30, 2020 was attributable to higher claims frequency.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 106.2% and 93.6% for the three and six months ended June 30, 2020, respectively, compared with 70.4% and 79.4% for the respective periods of the prior year.  The increase in the claims rate for the three months ended June 30, 2020 was primarily attributable to an increase in large losses when compared to the second quarter of 2019 and reserve adjustments recorded during the second quarter of 2020 related to prior period claims.

Premium taxes were $2.0 million and $3.8 million for the three and six months ended June 30, 2020, respectively, compared with $2.0 million and $3.7 million for the respective periods of the prior year.  Premium taxes as a percentage of specialty insurance segment premiums were 1.7% and 1.6% for the three and six months ended June 30, 2020, respectively, and 1.8% and 1.6% for the three and six months ended June 30, 2019, respectively.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal.  With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations.  Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Specialty insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as premium revenues.  The pre-tax margins for the three and six months ended June 30, 2020 were 5.5% and 7.9%, respectively, compared with 12.8% and 13.7% in the respective periods of the prior year.

Corporate

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenues
Net investment income (losses)	$12,928	$4,127	$8,801	213.3%	$(3,310)	$13,686	$(16,996)	(124.2)%
Net realized investment (losses) gains	(412)	—	(412)	—	6,515	—	6,515	—
	12,516	4,127	8,389	203.3	3,205	13,686	(10,481)	(76.6)
Expenses
Personnel costs	13,740	4,479	9,261	206.8	340	15,340	(15,000)	(97.8)
Other operating expenses	8,799	10,246	(1,447)	(14.1)	18,096	18,499	(403)	(2.2)
Depreciation and amortization	38	38	—	—	76	76	—	—
Interest	9,765	8,420	1,345	16.0	18,029	16,949	1,080	6.4
	32,342	23,183	9,159	39.5	36,541	50,864	(14,323)	(28.2)
Loss before income taxes	$(19,826)	$(19,056)	$(770)	(4.0)%	$(33,336)	$(37,178)	$3,842	10.3%

Net investment income totaled $12.9 million and net investment losses totaled $3.3 million for the three and six months ended June 30, 2020, respectively, compared with net investment income of $4.1 million and $13.7 million for the respective periods of the prior year.  The increase in net investment income for the three months ended June 30, 2020 and the decrease in net investment income for the six months ended June 30, 2020 were primarily attributable to fluctuations in earnings on investments associated with the Company’s deferred compensation plan when compared to the same periods of 2019.

Net realized investment losses for the corporate segment totaled $0.4 million for the three months ended June 30, 2020 and were from commissions paid related to the sale of real estate.  Net realized investment gains for the corporate segment totaled $6.5 million for the six months ended June 30, 2020 and were primarily from the sale of real estate.  There were no realized investment gains or losses for the corporate segment for the three and six months ended June 30, 2019.

Corporate personnel costs and other operating expenses were $22.5 million and $18.4 million for the three and six months ended June 30, 2020, respectively, compared with $14.7 million and $33.8 million for the respective periods of the prior year.  The increase for the three months ended June 30, 2020 was primarily attributable to higher expense related to the Company’s deferred compensation plan.  The decrease for the six months ended June 30, 2020 was primarily attributable to lower expense related to the Company’s deferred compensation plan.

Interest expense was $9.8 million and $18.0 million for the three and six months ended June 30, 2020, respectively, increases of $1.3 million, or 16.0%, and $1.1 million, or 6.4%, when compared with the respective periods of the prior year.  The increases were attributable to the interest accrued on the $450.0 million of 4.00% 10 year senior unsecured notes that the Company issued in May 2020.

Eliminations

The Company’s inter-segment eliminations were not material for the three and six months ended June 30, 2020 and 2019.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 23.8% and 20.9% for the three and six months ended June 30, 2020, respectively, compared with 18.4% and 20.0% for the respective periods of the prior year.  The differences in the effective tax rates for the three and six months ended June 30, 2020 when compared with the respective periods of the prior year were primarily due to the resolution in 2019 of state tax matters from prior years.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and six months ended June 30, 2020 was $171.7 million and $235.5 million, respectively, compared with $187.3 million and $297.1 million for the respective periods of the prior year. Net income attributable to the Company for the three and six months ended June 30, 2020 was $170.7 million, or $1.52 per diluted share, and $233.9 million, or $2.06 per diluted share, respectively, compared with $186.7 million, or $1.64 per diluted share, and $296.2 million, or $2.61 per diluted share, for the respective periods of the prior year.

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

The substantial majority of the Company’s business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal.  Periods of increasing interest rates and reduced mortgage financing availability generally have an adverse effect on residential real estate activity and therefore typically decrease the Company’s revenues.  In contrast, periods of declining interest rates and increased mortgage financing availability generally have a positive effect on residential real estate activity, which typically increases the Company’s revenues.  Residential purchase activity is typically slower in the winter months with increased volumes in the spring and summer months.  Residential refinance activity is typically more volatile than purchase activity and is highly impacted by changes in interest rates.  Commercial real estate volumes are less sensitive to changes in interest rates but fluctuate based on local supply and demand conditions for space and mortgage financing availability.

Cash provided by operating activities totaled $368.0 million and $301.1 million for the six months ended June 30, 2020 and 2019, respectively, after claim payments, net of recoveries, of $214.6 million and $199.9 million, respectively.  The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2020 and 2019 were advances and repayments related to secured financing transactions, purchases of debt and equity securities, repayment of borrowings under the unsecured credit facility, dividends to common stockholders, investments in unconsolidated entities, capital expenditures, and for the six months ended June 30, 2020, business acquisitions and repurchases of Company shares.  The principal nonoperating sources of cash and cash equivalents for the six months ended June 30, 2020 and 2019 were borrowings and collections related to secured financing transactions, proceeds from the sales and maturities of debt and equity securities, borrowings under the unsecured credit facility, and for the six months ended June 30, 2020, proceeds from the issuance of unsecured senior notes and  increases in the deposit balances at the Company’s banking operations.  The net effect of all activities on cash and cash equivalents was an increase of $37.4 million and a decrease of $55.2 million for the six months ended June 30, 2020 and 2019, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In June 2020, the Company paid a second quarter cash dividend of 44 cents per common share.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $250.0 million, of which $92.7 million remained as of June 30, 2020.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  During the three and six months ended June 30, 2020, the Company repurchased and retired 71 thousand and 1.8 million shares of its common stock for a total purchase price of $3.1 million and $68.9 million, respectively, and as of June 30, 2020, had repurchased and retired 5.4 million shares of its common stock under the current authorization for a total purchase price of $157.3 million.

During the six months ended June 30, 2020, the Company completed acquisitions for an aggregate purchase price of $391.9 million, which were funded through cash on hand and additional borrowings of $120.0 million under the Company’s credit facility.

Holding Company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries.  The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses.  The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements.  The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements.  At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received.  Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders.  As of June 30, 2020, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2020, without prior approval from applicable regulators, was dividends of $299.5 million and loans and advances of $110.3 million.  However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies.  Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of June 30, 2020, the holding company’s sources of liquidity included $264.7 million of cash and cash equivalents and $700.0 million available on the Company’s revolving credit facility.  Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    In May 2020, the Company issued $450.0 million of 4.00% 10 year senior unsecured notes due in 2030. Interest is due semi-annually on May 15 and November 15, beginning November 15, 2020. The Company used a portion of the net proceeds from the sale to repay all borrowings outstanding under its credit facility, increasing the unused capacity thereunder to the full $700.0 million size of the facility.

The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto.  The credit agreement, which is comprised of a $700.0 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350.0 million.  Unless terminated earlier, the credit agreement will terminate on April 30, 2024.  The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes.  At June 30, 2020, the Company had no outstanding borrowings under the facility.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.  Upon the occurrence of an event of default the lenders may accelerate the loans.  Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate.  As of June 30, 2020, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements.  The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•

FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions.  At June 30, 2020, outstanding borrowings under these facilities totaled $478.6 million.

•

First American Trust, FSB, a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with certain correspondent institutions.  In addition, First American Trust, FSB is a party to master repurchase agreements under which securities may be loaned or sold.  At June 30, 2020, no amounts were outstanding under any of these facilities.

•

First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At June 30, 2020, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 24.6% and 18.5% at June 30, 2020 and December 31, 2019, respectively.  The Company’s adjusted debt to capitalization ratios, excluding secured financings payable of $478.6 million and $278.4 million at June 30, 2020 and December 31, 2019, were 18.1% and 14.1%, respectively.

Investment Portfolio.    The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries.  As of June 30, 2020, 94% of the Company’s investment portfolio consisted of debt securities, of which 67% were either United States government-backed or rated AAA and 98% were either rated or classified as investment grade.  Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.  For further information on the credit quality of the Company’s investment portfolio at June 30, 2020, see Note 3 Debt and Equity Securities to the condensed consolidated financial statements.

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $7.6 billion and $7.3 billion at June 30, 2020 and December 31, 2019, respectively, of which $3.2 billion was held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.2 billion at June 30, 2020 and December 31, 2019.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.4 billion and $3.0 billion at June 30, 2020 and December 31, 2019, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of June 30, 2020, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries improperly charged fees for products and services, improperly handled property and casualty claims and gave items of value to builders as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

•	Antao Properties LLC vs. First American Title Insurance Company, filed on November 6, 2019 and pending in the United States District Court for the Middle District of Florida,
•	Leonard vs. First American Property & Casualty Insurance Company, filed on October 17, 2019 and pending in the United States District Court for the Western District of Washington,
•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017 and pending in the Superior Court of the State of California, County of Sacramento, and
•	Wilmot v. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

These lawsuits are putative class actions for which a class has not been certified.  For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

The Company and/or its subsidiaries are also parties to class action lawsuits as a result of the information security incident that occurred during the second quarter of 2019.  All of these lawsuits are putative class actions for which a class has not been certified.  For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and wealth management businesses are regulated by various federal, state and local governmental agencies.  Many of the Company’s other businesses operate within statutory guidelines.  Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies.  Currently, governmental agencies are examining or investigating certain of the Company’s operations.  These include two recently active investigations initiated in connection with the information security incident that occurred during the second quarter of 2019, one being conducted by the Securities and Exchange Commission enforcement staff and the other by the New York Department of Financial Services. The Securities and Exchange Commission enforcement staff is questioning the adequacy of disclosures the Company made at the time of the incident and the adequacy of its disclosure controls. The New York Department of Financial Services has alleged violations of its cyber security requirements for financial services companies and has filed a statement of charges in connection therewith.  These also include an inquiry by the New York Attorney General and the Massachusetts Attorney General into competitive practices in the title insurance industry.  With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company records a liability representing its best estimate of the financial exposure based on known facts.  While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  These exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $14.4 million, which is based on the exchange rate as of, and includes interest charges through, June 30, 2020.  As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Accordingly, the Company filed a notice of appeal with the Canadian taxing authority in March 2020.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

2.Unfavorable economic conditions adversely affect the Company

Historically, uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, have created a difficult operating environment for the Company’s core title and settlement businesses.  Uncertainty and a deterioration in economic conditions in connection with the coronavirus pandemic have adversely affected the Company.  These conditions also tend to negatively impact the amount of funds the Company receives from third parties to be held in trust pending the closing of commercial and residential real estate transactions.  The Company deposits a substantial portion of these funds, as well as its own funds, with the federal savings bank it owns.  The Company’s bank invests those funds and any realized losses incurred on those investments will be reflected in the Company’s consolidated results.  The likelihood of such losses, which generally would not occur if the Company were to deposit these funds in an unaffiliated entity, increases when economic conditions are unfavorable.  Moreover, during periods of unfavorable economic conditions, the return on these funds deposited at the Company’s bank, as well as funds the Company deposits with third party financial institutions, tends to decline.  Certain rules promulgated in connection with the coronavirus pandemic allow certain borrowers to request forbearance of the payment of their mortgages.  In certain circumstances, if a borrower requests forbearance on a mortgage originated through the Company’s warehouse lender before that mortgage is sold to a third party, the Company’s warehouse lender may have to retain that loan.  In addition, the Company holds investments in entities, such as title agencies and settlement service providers, some of which have been negatively impacted by these conditions, as well as other securities in its investment portfolio, which also may be, and recently have been, negatively impacted by these conditions.  Depending upon the ultimate severity and duration of any economic downturn, the resulting effects on the Company could be materially adverse, including a significant reduction in revenues, earnings and cash flows, challenges to the Company’s ability to satisfy covenants or otherwise meet its obligations under debt facilities, difficulties in obtaining access to capital, challenges to the Company’s ability to pay dividends at currently anticipated levels, deterioration in the value of or return on its investments and increased credit risk from customers and others with obligations to the Company.

3.The coronavirus pandemic and the responses thereto could adversely affect the Company

The coronavirus pandemic and responses to it have created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts the Company’s business, operations and financial results will depend on numerous factors that the Company may not be able to accurately predict, including: the duration and scope of the pandemic and restrictions and responses to it; governmental, business and individual actions that have been and continue to be taken in response to the pandemic; the ongoing impact of the pandemic on economic activity and actions taken in response, including the efficacy of governmental relief efforts; the effect on participants in real estate transactions and the demand for the Company’s products and services, including as a result of higher unemployment, business closures and economic uncertainty; and the Company’s ability to sell and provide, or its efficiency in selling and providing, its services and solutions, including as a result of illness, travel restrictions, people working from home, governmental closure orders and partial or full closures of business and government offices.  The Company is experiencing, for example, a decrease in the number of opened commercial orders, and experienced a decrease in the number of opened residential purchase orders earlier in the pandemic.  The Company also has experienced increased volatility in the Company’s investment portfolio.  The Company is also taking certain underwriting risks that could result in increased claims.  In addition, the Company has made changes to certain of its production processes that also could result in increased claims.  While the Company is unable to predict the ultimate impact the coronavirus pandemic and related responses will have on its businesses, these events have adversely affected, and are expected to continue to adversely affect, its business and results of operations and, if prolonged, could materially adversely affect the Company’s financial condition.  The impacts of the coronavirus pandemic may also exacerbate the risks discussed elsewhere in Part II, Item 1A of this Quarterly Report.

4.Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are impaired, in which case the Company would be required to write off the portion believed to be impaired.  Given the current economic environment, the probability of such impairments has increased. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of June 30, 2020 are $1.6 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

11.Changes in certain laws and regulations, and in the regulatory environment in which the Company operates, could adversely affect the Company

Federal and state officials are currently discussing various potential changes to laws and regulations that could impact the Company’s businesses, including the reform of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and additional data privacy regulations, among others.  Changes in these areas, and more generally in the regulatory environment in which the Company and its customers operate, could adversely impact the volume of mortgage originations in the United States and the Company’s competitive position and results of operations.  In addition, in connection with the coronavirus pandemic, the Company and generally its agents have been deemed in most areas an essential business and have been permitted to operate.  A change in this determination, particularly in jurisdictions where the Company generates a large portion of its revenues, could adversely impact the Company’s businesses.

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

17.The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income debt securities.  The investment portfolio also includes adjustable-rate debt securities, common and preferred stock, as well as money-market and other short-term investments. Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk.  The risk of loss associated with the portfolio is increased during periods of instability in credit markets and economic conditions, including during the current pandemic.  Debt and equity securities are carried at fair value on the Company’s balance sheet.  Changes in the fair value of debt securities is recorded as a component of accumulated other comprehensive income/loss on the balance sheet.  For debt securities in an unrealized loss position, where the loss is determined to be due to credit-related factors, the Company records the loss in earnings.  Changes in the fair value of equity securities are recognized in earnings.  Changes in the fair value of securities in the Company’s investment portfolio have had an adverse impact on the Company and could have a material adverse effect on the Company’s results of operations, statutory surplus, financial condition and cash flow.

18.Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  In uncertain economic times, such as those currently being experienced as a result of the coronavirus pandemic, an even larger change is more likely.  As examples, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $128.9 million, and if expected ultimate losses for those same years were to fluctuate by 100 basis points, the resulting impact would be $257.8 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

During the third quarter of 2019, the Company concluded an investigation regarding unauthorized access to non-public personal information as a result of a vulnerability in one of the Company's applications.  The investigation identified imaged documents containing non-public personal information pertaining to 32 consumers that likely were accessed without authorization.  These 32 consumers were notified and offered complimentary credit monitoring services.  This incident triggered numerous federal and state governmental inquiries as well as private lawsuits against the Company.  While the incident is not expected to have a material impact on the Company’s business, it increases the risk associated with any future incidents, particularly the risk of damage to the Company’s reputation.

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

25.The Company’s use of a global workforce involves risks that could adversely affect the Company

The Company utilizes lower cost labor in countries such as India and the Philippines, among others.  These countries are subject to relatively high degrees of political and social instability and may lack the infrastructure to withstand natural disasters, health crises and other catastrophe events.  Such disruptions could decrease efficiency and increase the Company’s costs, which the Company has experienced during the coronavirus pandemic.  Weakness of the United States dollar in relation to the currencies used in these countries may also reduce the savings achievable through this strategy.  Furthermore, the practice of utilizing labor based in other countries is subject to heightened scrutiny in the United States and, as a result, the Company could face pressure to decrease its use of labor based outside the United States.  Laws or regulations that require the Company to use labor based in the United States or effectively increase the Company’s labor costs abroad also could be enacted.  The Company may not be able to pass on these increased costs to its customers.

26.As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds.  If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders.  Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited.  As of June 30, 2020, under such regulations, the maximum amount available for the remainder of 2020 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $299.5 million and loans and advances of $110.3 million.

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

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2020, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by the Company on March 16, 2011 and expanded on March 11, 2014, which program has no expiration date, the Company may repurchase up to $250.0 million of the Company’s issued and outstanding common stock.  The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table.  Prices in column (b) include commissions.  Cumulatively, as of June 30, 2020, the Company had repurchased $157.3 million (including commissions) of its shares and had the authority to repurchase an additional $92.7 million (including commissions) under the program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2020 to April 30, 2020	9,210	$43.12	9,210	$95,388,420
May 1, 2020 to May 31, 2020	61,382	43.69	61,382	92,706,757
June 1, 2020 to June 30, 2020	—	—	—	92,706,757
Total	70,592	$43.61	70,592	$92,706,757

Item 6.	Exhibits.

Each management contract or compensatory plan or arrangement in which any director or named executive officer of First American Financial Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. §229.402(a)(3)), participates that is included among the exhibits listed on the Exhibit Index is identified on the Exhibit Index by an asterisk (*).

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed June 1, 2010.

3.2	Bylaws of First American Financial Corporation, effective as of August 16, 2017.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed August 22, 2017.

4.1	Third Supplemental Indenture, dated as of May 15, 2020, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed May 15, 2020.

4.2	Form of 4.00% Senior Notes due 2030.	Incorporated by reference herein to Exhibit A to Exhibit 4.2 to the Current Report on Form 8-K filed May 15, 2020.

10.1*	First American Financial Corporation 2020 Incentive Compensation Plan, approved May 5, 2020.	Incorporated by reference herein to Appendix B to the Proxy Statement on Schedule 14A filed March 31, 2020.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	N/A.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	N/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: July 23, 2020	By	/s/ Dennis J. Gilmore
Dennis J. Gilmore
Chief Executive Officer (Principal Executive Officer)

Date: July 23, 2020	By	/s/ Mark E. Seaton
Mark E. Seaton
Executive Vice President, Chief Financial Officer (Principal Financial Officer)