Form 10-Q
period 2020-09-30
First American Financial Corp
filed 2020-10-22
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

On October 19, 2020 there were 111,645,048 shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$1,512,369	$1,485,959
Accounts and accrued income receivable, less allowances of $12,600 and $12,676	392,885	324,385
Income taxes receivable	8,814	10,967
Investments:
Deposits with banks	41,551	44,422
Debt securities, includes pledged securities of $88,049 and $91,636 (amortized cost of $5,732,761 and $5,796,755; allowance for credit losses of $821 at September 30, 2020)	5,939,224	5,913,636
Equity securities	393,180	392,318
Other investments	325,652	239,067
	6,699,607	6,589,443
Secured financings receivable	722,156	287,459
Property and equipment, net	442,409	442,014
Operating lease assets	272,367	291,385
Title plants and other indexes	580,462	579,674
Deferred income taxes	18,283	18,283
Goodwill	1,355,289	1,150,908
Other intangible assets, net	196,691	91,833
Assets held for sale	198,283	—
Other assets	239,195	246,857
	$12,638,810	$11,519,167
Liabilities and Equity
Deposits	$3,499,640	$3,337,431
Accounts payable and accrued liabilities	830,050	820,356
Deferred revenue	202,291	252,331
Reserve for known and incurred but not reported claims	1,069,859	1,063,044
Income taxes payable	47,817	25,475
Deferred income taxes	266,108	266,108
Operating lease liabilities	301,525	322,776
Liabilities held for sale	148,283	—
Secured financings payable	526,544	278,412
Notes and contracts payable	1,011,758	728,232
	7,903,875	7,094,165
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—111,645 shares and 112,476 shares	1	1
Additional paid-in capital	2,273,007	2,300,926
Retained earnings	2,426,949	2,161,049
Accumulated other comprehensive income (loss)	23,813	(41,492)
Total stockholders’ equity	4,723,770	4,420,484
Noncontrolling interests	11,165	4,518
Total equity	4,734,935	4,425,002
	$12,638,810	$11,519,167

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Direct premiums and escrow fees	$807,947	$728,610	$2,080,568	$1,910,830
Agent premiums	722,434	656,154	1,920,011	1,701,538
Information and other	285,882	208,297	728,563	581,858
Net investment income	52,466	76,628	156,760	236,607
Net realized investment gains	44,992	1,507	49,491	42,564
	1,913,721	1,671,196	4,935,393	4,473,397
Expenses
Personnel costs	511,298	470,683	1,392,445	1,329,322
Premiums retained by agents	572,780	518,824	1,520,559	1,344,517
Other operating expenses	281,079	248,252	788,407	667,047
Provision for policy losses and other claims	157,836	124,683	414,001	331,525
Depreciation and amortization	38,227	31,719	110,652	97,537
Impairments on assets held for sale (Note 2)	73,264	—	73,264	—
Premium taxes	19,885	19,484	53,554	50,887
Interest	15,981	12,213	41,521	36,057
	1,670,350	1,425,858	4,394,403	3,856,892
Income before income taxes	243,371	245,338	540,990	616,505
Income taxes	59,780	57,171	121,859	131,263
Net income	183,591	188,167	419,131	485,242
Less: Net income attributable to noncontrolling interests	1,312	985	2,993	1,830
Net income attributable to the Company	$182,279	$187,182	$416,138	$483,412
Net income per share attributable to the Company's stockholders (Note 11):
Basic	$1.62	$1.65	$3.69	$4.28
Diluted	$1.62	$1.65	$3.68	$4.26
Cash dividends declared per share	$0.44	$0.42	$1.32	$1.26
Weighted-average common shares outstanding (Note 11):
Basic	112,584	113,163	112,913	112,983
Diluted	112,843	113,741	113,176	113,509

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$183,591	$188,167	$419,131	$485,242
Other comprehensive income (loss), net of tax:
Unrealized gains on debt securities	1,991	13,493	73,077	126,172
Unrealized (losses) gains on debt securities for which credit-related portion was recognized in earnings	(7)	—	140	—
Foreign currency translation adjustment	10,074	(7,373)	(9,109)	2,959
Pension benefit adjustment	399	(76)	1,197	(227)
Total other comprehensive income, net of tax	12,457	6,044	65,305	128,904
Comprehensive income	196,048	194,211	484,436	614,146
Less: Comprehensive income attributable to noncontrolling interests	1,312	985	2,993	1,829
Comprehensive income attributable to the Company	$194,736	$193,226	$481,443	$612,317

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2019	112,476	$1	$2,300,926	$2,161,049	$(41,492)	$4,420,484	$4,518	$4,425,002
Net income for three months ended March 31, 2020	—	—	—	63,204	—	63,204	642	63,846
Dividends on common shares	—	—	—	(49,702)	—	(49,702)	—	(49,702)
Purchase of Company shares	(1,703)	—	(65,785)	—	—	(65,785)	—	(65,785)
Shares issued in connection with share-based compensation	644	—	(13,547)	(831)	—	(14,378)	—	(14,378)
Share-based compensation	—	—	25,903	—	—	25,903	—	25,903
Net activity related to noncontrolling interests	—	—	72	—	—	72	4,417	4,489
Other comprehensive loss	—	—	—	—	(20,453)	(20,453)	—	(20,453)
Balance at March 31, 2020	111,417	1	2,247,569	2,173,720	(61,945)	4,359,345	9,577	4,368,922
Net income for three months ended June 30, 2020	—	—	—	170,655	—	170,655	1,039	171,694
Dividends on common shares	—	—	—	(48,996)	—	(48,996)	—	(48,996)
Purchase of Company shares	(71)	—	(3,079)	—	—	(3,079)	—	(3,079)
Shares issued in connection with share-based compensation	173	—	5,308	(827)	—	4,481	—	4,481
Share-based compensation	—	—	9,693	—	—	9,693	—	9,693
Net activity related to noncontrolling interests	—	—	—	—	—	—	(405)	(405)
Other comprehensive income	—	—	—	—	73,301	73,301	—	73,301
Balance at June 30, 2020	111,519	1	2,259,491	2,294,552	11,356	4,565,400	10,211	4,575,611
Net income for three months ended September 30, 2020	—	—	—	182,279	—	182,279	1,312	183,591
Dividends on common shares	—	—	—	(49,070)	—	(49,070)	—	(49,070)
Shares issued in connection with share-based compensation	126	—	5,112	(812)	—	4,300	—	4,300
Share-based compensation	—	—	8,404	—	—	8,404	—	8,404
Net activity related to noncontrolling interests	—	—	—	—	—	—	(358)	(358)
Other comprehensive income	—	—	—	—	12,457	12,457	—	12,457
Balance at September 30, 2020	111,645	$1	$2,273,007	$2,426,949	$23,813	$4,723,770	$11,165	$4,734,935

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$419,131	$485,242
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	414,001	331,525
Depreciation and amortization	110,652	97,537
Impairments on assets held for sale	73,264	—
Amortization of premiums and accretion of discounts on debt securities, net	28,678	18,646
Net realized investment gains	(49,491)	(42,564)
Share-based compensation	44,000	34,911
Equity in earnings of equity method investments, net	(3,556)	(1,802)
Dividends from equity method investments	4,383	4,077
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(342,721)	(305,174)
Net change in income tax accounts	(47)	17,523
Increase in accounts and accrued income receivable	(72,670)	(52,757)
Increase in accounts payable and accrued liabilities	32,030	10,686
Increase in deferred revenue	21,668	19,484
Other, net	1,723	(5,653)
Cash provided by operating activities	681,045	611,681
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(387,024)	(19,674)
Net decrease (increase) in deposits with banks	1,859	(3,749)
Purchases of debt and equity securities	(2,073,802)	(1,611,934)
Proceeds from sales of debt and equity securities	784,750	979,019
Proceeds from maturities of debt securities	1,157,725	666,749
Investments in unconsolidated entities	(57,966)	(77,000)
Net change in other investments	(8,960)	(4,707)
Advances under secured financing agreements	(11,619,818)	(5,311,828)
Collections of secured financings receivable	11,185,121	5,036,122
Capital expenditures	(91,601)	(78,158)
Proceeds from sales of property and equipment	13,951	105
Proceeds from insurance settlement	123	—
Cash used for investing activities	(1,095,642)	(425,055)

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows – (Continued)

(in thousands)

(unaudited)

Cash flows from financing activities:
Net change in deposits	162,209	54,545
Borrowings under secured financing agreements	10,964,792	5,195,063
Repayments of secured financings payable	(10,716,660)	(5,037,893)
Net proceeds from issuance of unsecured senior notes	443,936	—
Borrowings under unsecured credit facility	120,000	160,000
Repayments of borrowings under unsecured credit facility	(280,000)	(160,000)
Repayments of notes and contracts payable	(4,228)	(4,280)
Net activity related to noncontrolling interests	(2,090)	(1,112)
Net payments in connection with share-based compensation	(5,597)	(4,859)
Repurchases of Company shares	(68,864)	(2,066)
Payments of cash dividends	(147,768)	(141,244)
Cash provided by financing activities	465,730	58,154
Effect of exchange rate changes on cash	(3,122)	(910)
Net increase in cash and cash equivalents	48,011	243,870
Cash and cash equivalents—Beginning of period	1,485,959	1,467,129
Reclassification to assets held for sale	(21,601)	—
Cash and cash equivalents—End of period	$1,512,369	$1,710,999
Supplemental information:
Cash paid during the period for:
Interest	$30,034	$34,053
Premium taxes	$59,523	$55,229
Income taxes, less refunds of $3,168 and $930	$122,086	$113,723

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

In June 2016, the FASB issued updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance on a modified-retrospective basis, effective January 1, 2020, did not have a material impact, except for the disclosure requirements, on the Company’s condensed consolidated financial statements.  See Note 4 Debt and Equity Securities and Note 5 Credit Losses – Financial Assets and Off-Balance Sheet Credit Exposures for further information on the Company’s credit losses.

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

Note 2 – Disposition of the Property and Casualty Insurance Business

In the third quarter of 2020, the Company committed to a plan to sell its property and casualty insurance business, which is expected to be completed within one year.  As a result of this decision, the Company remeasured the assets and liabilities of its property and casualty insurance business at estimated fair value, less costs to sell, and recorded pretax impairment losses to goodwill, other intangible assets, property and equipment and other assets totaling $73.3 million for the three and nine months ended September 30, 2020.  In addition, the assets and liabilities of the property and casualty insurance business have been reclassified as held for sale on the Company’s condensed consolidated balance sheet at September 30, 2020.  The impairment losses are included in impairments on assets held for sale on the condensed consolidated statements of income and in the operating results of the specialty insurance segment.

The major classes of assets and liabilities classified as held for sale, as of September 30, 2020, are summarized as follows:

(in thousands)	September 30, 2020
Assets held for sale
Cash and cash equivalents	$21,601
Accounts and accrued income receivable	11,308
Debt and equity securities	162,803
Other assets	20,900
Assets held for sale	216,612
Less: Loss accrual	(18,329)
Total assets held for sale	$198,283
Liabilities held for sale
Accounts payable and accrued liabilities	$14,924
Deferred revenue	72,655
Reserve for known and incurred but not reported claims	60,583
Other liabilities	121
Total liabilities held for sale	$148,283

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 3 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $7.9 billion and $7.3 billion at September 30, 2020 and December 31, 2019, respectively, of which $3.3 billion and $3.2 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.3 billion and $4.2 billion at September 30, 2020 and December 31, 2019, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.0 billion and $3.0 billion at September 30, 2020 and December 31, 2019, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

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

Investments in debt securities, classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Allowance for credit losses (1)	Gross unrealized		Estimated fair value
			Gains	Losses
September 30, 2020
U.S. Treasury bonds	$111,183	$—	$890	$(1)	$112,072
Municipal bonds	1,036,502	—	67,396	(1,115)	1,102,783
Foreign government bonds	181,885	(111)	5,425	(215)	186,984
Governmental agency bonds	255,359	—	11,663	(170)	266,852
Governmental agency mortgage-backed securities	3,272,439	—	76,010	(2,112)	3,346,337
U.S. corporate debt securities	533,446	(496)	35,153	(1,428)	566,675
Foreign corporate debt securities	341,947	(214)	16,993	(1,205)	357,521
	$5,732,761	$(821)	$213,530	$(6,246)	$5,939,224
December 31, 2019
U.S. Treasury bonds	$143,825	$—	$469	$(353)	$143,941
Municipal bonds	1,043,252	—	47,804	(217)	1,090,839
Foreign government bonds	179,554	—	1,497	(961)	180,090
Governmental agency bonds	316,318	—	5,820	(219)	321,919
Governmental agency mortgage-backed securities	3,241,966	—	43,599	(7,307)	3,278,258
U.S. corporate debt securities	535,878	—	18,466	(972)	553,372
Foreign corporate debt securities	335,962	—	9,468	(213)	345,217
	$5,796,755	$—	$127,123	$(10,242)	$5,913,636

(1)

Reflects impairments resulting from credit-related factors, which are also included in net realized investment gains in the condensed consolidated statements of income for the three and nine months ended September 30, 2020.

Sales of debt securities resulted in realized gains of $7.1 million and $16.4 million, realized losses of $0.4 million and $3.4 million, and proceeds of $200.1 million and $694.6 million for the three and nine months ended September 30, 2020, respectively, and realized gains of $3.3 million and $8.2 million, realized losses of $0.5 million and $5.2 million, and proceeds of $229.4 million and $852.1 million for the three and nine months ended September 30, 2019, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Gross unrealized losses on investments in debt securities for which an allowance for credit losses has not been recorded, are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2020
U.S. Treasury bonds	$56,635	$(1)	$—	$—	$56,635	$(1)
Municipal bonds	91,375	(1,115)	—	—	91,375	(1,115)
Foreign government bonds	68,562	(215)	—	—	68,562	(215)
Governmental agency bonds	12,372	(170)	—	—	12,372	(170)
Governmental agency mortgage-backed securities	257,038	(1,601)	109,180	(511)	366,218	(2,112)
U.S. corporate debt securities	59,593	(1,409)	1,551	(19)	61,144	(1,428)
Foreign corporate debt securities	41,839	(1,193)	255	(12)	42,094	(1,205)
	$587,414	$(5,704)	$110,986	$(542)	$698,400	$(6,246)
December 31, 2019
U.S. Treasury bonds	$12,507	$(350)	$3,193	$(3)	$15,700	$(353)
Municipal bonds	29,333	(207)	2,827	(10)	32,160	(217)
Foreign government bonds	112,167	(934)	11,001	(27)	123,168	(961)
Governmental agency bonds	24,493	(142)	14,923	(77)	39,416	(219)
Governmental agency mortgage-backed securities	719,602	(2,785)	637,009	(4,522)	1,356,611	(7,307)
U.S. corporate debt securities	42,607	(451)	10,216	(521)	52,823	(972)
Foreign corporate debt securities	30,895	(108)	12,373	(105)	43,268	(213)
	$971,604	$(4,977)	$691,542	$(5,265)	$1,663,146	$(10,242)

Based on the Company’s review of its debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, it determined that the losses were due to non-credit factors.  As such, the Company does not consider these securities to be credit impaired at September 30, 2020.

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is impaired and it is written down to fair value with all losses recognized in earnings.  As of September 30, 2020, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Activity in the allowance for credit losses on debt securities for the three and nine months ended September 30, 2020 is summarized as follows:

(in thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Balance at beginning of period	$(1,380)	$—
Credit losses recognized during the period	—	(7,493)
Net decreases to credit losses previously recognized	278	3,738
Reductions for securities sold	271	2,924
Reclassification to assets held for sale (1)	10	10
Balance at end of period	$(821)	$(821)

(1)	See Note 2 Disposition of the Property and Casualty Insurance Business for information on assets held for sale.

In determining credit losses on its debt securities in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, profitability and stock performance.

The Company’s policy is to present accrued interest receivable on debt securities within accounts and accrued income receivable on the balance sheet.  Accrued interest receivable on debt securities at September 30, 2020 totaled $26.4 million.  The Company has elected to not measure an allowance for credit losses for accrued interest receivable on debt securities and maintains a policy that all receivables ninety days past due are written off as credit loss expense.  Debt securities are placed on non-accrual status, and accrual of interest is discontinued, when management determines that collectibility of contractual amounts is not reasonably assured.  Interest income is recognized on a cash basis for interest payments received on debt securities in non-accrual status.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at September 30, 2020, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$82,169	$25,321	$907	$2,786	$111,183
Estimated fair value	$82,442	$25,755	$1,023	$2,852	$112,072
Municipal bonds
Amortized cost	$46,100	$111,450	$391,718	$487,234	$1,036,502
Estimated fair value	$46,478	$115,646	$420,952	$519,707	$1,102,783
Foreign government bonds
Amortized cost	$48,951	$57,372	$60,917	$14,645	$181,885
Estimated fair value	$48,975	$59,281	$62,930	$15,798	$186,984
Governmental agency bonds
Amortized cost	$20,045	$108,735	$71,939	$54,640	$255,359
Estimated fair value	$20,197	$112,761	$74,429	$59,465	$266,852
U.S. corporate debt securities
Amortized cost	$9,704	$307,185	$145,883	$70,674	$533,446
Estimated fair value	$9,771	$325,903	$154,727	$76,274	$566,675
Foreign corporate debt securities
Amortized cost	$11,204	$188,095	$99,704	$42,944	$341,947
Estimated fair value	$11,281	$196,961	$105,032	$44,247	$357,521
Total debt securities excluding mortgage-backed securities
Amortized cost	$218,173	$798,158	$771,068	$672,923	$2,460,322
Estimated fair value	$219,144	$836,307	$819,093	$718,343	$2,592,887
Total mortgage-backed securities
Amortized cost					$3,272,439
Estimated fair value					$3,346,337
Total debt securities
Amortized cost					$5,732,761
Estimated fair value					$5,939,224

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in equity securities are as follows:

(in thousands)	Cost	Estimated fair value
September 30, 2020
Preferred stocks	$21,335	$17,244
Common stocks	332,174	375,936
	$353,509	$393,180
December 31, 2019
Preferred stocks	$21,849	$18,094
Common stocks	328,110	374,224
	$349,959	$392,318

Net gains (realized and unrealized) of $26.0 million and $2.6 million were recognized for the three and nine months ended September 30, 2020, respectively, as a result of changes in the fair values of equity securities.  Included in net gains during the three and nine months ended September 30, 2020 were net unrealized gains of $26.1 million and $2.4 million, respectively, related to equity securities still held at September 30, 2020.  Net gains (realized and unrealized) of $0.2 million and $41.6 million were recognized for the three and nine months ended September 30, 2019, respectively, as a result of changes in the fair values of equity securities.  Included in net gains during the three and nine months ended September 30, 2019, were net unrealized losses of $1.5 million and net unrealized gains of $35.9 million, respectively, related to equity securities still held at September 30, 2019.

The composition of the investment portfolio at September 30, 2020, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
Debt securities:
U.S. Treasury bonds	$112,072	100.0	$—	—	$—	—	$112,072	100.0
Municipal bonds	1,065,632	96.6	37,151	3.4	—	—	1,102,783	100.0
Foreign government bonds	170,806	91.3	13,686	7.4	2,492	1.3	186,984	100.0
Governmental agency bonds	266,852	100.0	—	—	—	—	266,852	100.0
Governmental agency mortgage-backed securities	3,346,337	100.0	—	—	—	—	3,346,337	100.0
U.S. corporate debt securities	266,057	47.0	246,872	43.5	53,746	9.5	566,675	100.0
Foreign corporate debt securities	149,096	41.7	187,669	52.5	20,756	5.8	357,521	100.0
Total debt securities	5,376,852	90.5	485,378	8.2	76,994	1.3	5,939,224	100.0
Preferred stocks	44	0.3	16,063	93.1	1,137	6.6	17,244	100.0
Total	$5,376,896	90.3	$501,441	8.4	$78,131	1.3	$5,956,468	100.0

Included in debt securities at September 30, 2020, were bank loans totaling $54.9 million, of which $51.5 million were non-investment grade; high yield corporate debt securities totaling $20.3 million, all of which were non-investment grade; and emerging market debt securities totaling $65.2 million, of which $5.2 million were non-investment grade.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio in an unrealized loss position at September 30, 2020, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
U.S. Treasury bonds	$56,635	100.0	$—	—	$—	—	$56,635	100.0
Municipal bonds	80,589	88.2	10,786	11.8	—	—	91,375	100.0
Foreign government bonds	68,227	99.5	335	0.5	—	—	68,562	100.0
Governmental agency bonds	12,372	100.0	—	—	—	—	12,372	100.0
Governmental agency mortgage-backed securities	366,218	100.0	—	—	—	—	366,218	100.0
U.S. corporate debt securities	13,148	21.5	8,436	13.8	39,560	64.7	61,144	100.0
Foreign corporate debt securities	18,845	44.8	12,222	29.0	11,027	26.2	42,094	100.0
Total	$616,034	88.2	$31,779	4.6	$50,587	7.2	$698,400	100.0

Debt securities in an unrealized loss position at September 30, 2020, included bank loans totaling $48.5 million, of which $45.2 million were non-investment grade; high yield corporate debt securities totaling $4.2 million, all of which were non-investment grade; and emerging market debt securities totaling $3.9 million, of which $1.2 million were non-investment grade.

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

Note 5 – Credit Losses – Financial Assets and Off-Balance Sheet Credit Exposures

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

The Company’s financial assets, which are measured at amortized cost, primarily include accounts receivable, accrued interest receivable and secured financings receivable.  See Note 4 Debt and Equity Securities for discussion of accrued interest receivable on debt securities.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Activity in the allowance for credit losses on accounts receivable for the three and nine months ended September 30, 2020 is summarized as follows:

(in thousands)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020 (1)
Balance at beginning of period	$12,172	$12,676
Provision for expected credit losses	1,526	4,547
Reclassification to assets held for sale (2)	(365)	(365)
Write-offs, net of recoveries	(733)	(4,258)
Balance at end of period	$12,600	$12,600

(1)	The allowance at December 31, 2019 was determined under previous accounting guidance. Transition to the updated guidance did not result in an adjustment to the allowance.
(2)	See Note 2 Disposition of the Property and Casualty Insurance Business for information on assets held for sale.

The Company’s policy is to present accrued interest receivable on financial assets measured at amortized cost within accounts and accrued income receivable on the balance sheet.  Accrued interest receivable at September 30, 2020 totaled $2.5 million.  The Company has elected to not measure an allowance for credit losses for accrued interest receivable and maintains a policy that all receivables ninety days past due are written off as credit loss expense.  Accounts are placed on non-accrual status, and accrual of interest is discontinued, when management determines that collectibility of contractual amounts is not reasonably assured.  Payments of interest for accounts in non-accrual status are applied under the cost recovery method.

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

See Note 3 Escrow Deposits, Like-Kind Exchange Deposits and Trust Assets for further information about the Company’s escrow deposits and like-kind exchange deposits.

Note 6 – Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2020, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance at December 31, 2019
Goodwill	$1,104,143	$46,765	$1,150,908
Accumulated impairment losses	—	—	—
	1,104,143	46,765	1,150,908
Acquisitions	240,436	—	240,436
Dispositions	(358)	—	(358)
Impairment losses	—	(34,178)	(34,178)
Foreign currency translation	(1,519)	—	(1,519)
Balance at September 30, 2020
Goodwill	1,342,702	46,765	1,389,467
Accumulated impairment losses	—	(34,178)	(34,178)
	$1,342,702	$12,587	$1,355,289

The Company’s four reporting units for purposes of assessing goodwill for impairment are title insurance, home warranty, property and casualty insurance and trust and other services.  During the nine months ended September 30, 2020, there were no triggering events that would more likely than not reduce the fair value of any reporting unit below its carrying amount for the title insurance, home warranty and trust and other services reporting units.

In the third quarter of 2020, the Company committed to a plan to sell its property and casualty insurance business, which triggered a goodwill impairment test for the property and casualty insurance reporting unit.  Based on the results of the goodwill impairment test, the Company determined that the fair value of the property and casualty insurance reporting unit did not exceed its carrying amount.  As a result, the Company recorded a pretax impairment loss to goodwill of $34.2 million for the three and nine months ended September 30, 2020. See Note 2 Disposition of the Property and Casualty Insurance Business for further information on the sale of the business.

For discussion about the Company’s acquisitions in 2020, see Note 18 Business Combinations.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 7 – Other Intangible Assets

Other intangible assets consist of the following:

(in thousands)	September 30, 2020	December 31, 2019
Finite-lived intangible assets:
Customer relationships	$167,278	$99,905
Noncompete agreements	38,045	13,150
Trademarks	23,344	10,520
Internal-use software licenses	22,820	21,982
Patents	2,840	2,840
	254,327	148,397
Accumulated amortization	(74,423)	(73,449)
	179,904	74,948
Indefinite-lived intangible assets:
Licenses	16,787	16,885
	$196,691	$91,833

Amortization expense for finite-lived intangible assets was $11.6 million and $31.4 million for the three and nine months ended September 30, 2020, respectively, and $6.7 million and $22.0 million for the three and nine months ended September 30, 2019, respectively.  The current year increase in finite-lived intangible assets primarily reflects the impact of acquisitions during 2020.  For further discussion about the Company’s acquisitions in 2020, see Note 18 Business Combinations.

In connection with the decision to sell the property and casualty insurance business, the Company recognized pretax impairment losses on its finite-lived intangible assets – customer relationships of $3.2 million for the three and nine months ended September 30, 2020.  See Note 2 Disposition of the Property and Casualty Insurance Business for further information on the sale of the business.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2020	$11,141
2021	$37,722
2022	$33,858
2023	$30,353
2024	$23,293
2025	$17,174

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 8 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2020	2019
Balance at beginning of period	$1,063,044	$1,042,679
Provision related to:
Current year	379,987	325,012
Prior years	34,014	6,513
	414,001	331,525
Payments, net of recoveries, related to:
Current year	179,654	158,285
Prior years	163,067	146,889
	342,721	305,174
Other	(3,882)	(14,306)
Reclassification to liabilities held for sale (1)	(60,583)	—
Balance at end of period	$1,069,859	$1,054,724

(1)	See Note 2 Disposition of the Property and Casualty Insurance Business for information on liabilities held for sale.

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 5.0% for the three and nine months ended September 30, 2020 compared to 4.0% for the three and nine months ended September 30, 2019, respectively.  The current quarter rate of 5.0% reflects an ultimate loss rate of 4.5% for the current policy year and a net increase in the loss reserve estimates for prior policy years of $7.0 million.  The 4.0% rate for the third quarter of 2019 reflected the ultimate loss rate for the 2019 policy year and no change in the loss reserve estimates for prior policy years.

To date, the Company has not experienced an increase in title claims as a result of the coronavirus pandemic.  Incurred title claims for the three and nine months ended September 30, 2020 were lower by 21.0% and 18.1%, respectively, when compared with the same periods of the prior year, and significantly below the Company’s actuarial expectation. However, title claims generally increase when economic conditions deteriorate.  Due to the recent deterioration in economic conditions in connection with the coronavirus pandemic and responses to it, the Company increased its calendar year loss rate from 4.0% in 2019 to 5.0% in 2020.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	September 30, 2020		December 31, 2019
Known title claims	$63,865	6.0%	$83,382	7.8%
Incurred but not reported claims	981,837	91.7%	903,994	85.1%
Total title claims	1,045,702	97.7%	987,376	92.9%
Non-title claims	24,157	2.3%	75,668	7.1%
Total loss reserves	$1,069,859	100.0%	$1,063,044	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Notes and Contracts Payable

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

Note 10 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 24.6% and 22.5% for the three and nine months ended September 30, 2020, respectively, and 23.3% and 21.3% for the three and nine months ended September 30, 2019, respectively.  The Company’s effective tax rates differ from the statutory federal rate of 21.0% due to state and foreign income taxes incurred, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense.  In addition, the rates for 2020 reflect a benefit related to foreign tax law changes, and the rates for 2019 reflect the resolution of state tax matters from prior years.

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

As of September 30, 2020 and December 31, 2019, the liability for income taxes associated with uncertain tax positions was $7.0 million and $1.5 million, respectively.  The increase in the current year results primarily from positions taken on the Company’s tax returns for prior years.  As of September 30, 2020 and December 31, 2019, the liability could be reduced by $2.0 million and $0.4 million, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes.  The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.  Accrued interest and penalties, net of tax benefits, related to uncertain tax positions were not material as of September 30, 2020 and December 31, 2019.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may increase or decrease within the next 12 months.  Any such change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions.  The primary non-federal jurisdictions are California, Canada, India and the United Kingdom.  As of September 30, 2020, the Company had concluded U.S. federal income tax examinations through 2015 and is generally no longer subject to state and non-U.S. income tax examinations for years prior to 2014.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 11 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Numerator
Net income attributable to the Company	$182,279	$187,182	$416,138	$483,412
Denominator
Basic weighted-average shares	112,584	113,163	112,913	112,983
Effect of dilutive employee stock options and restricted stock units (“RSUs”)	259	578	263	526
Diluted weighted-average shares	112,843	113,741	113,176	113,509
Net income per share attributable to the Company’s stockholders
Basic	$1.62	$1.65	$3.69	$4.28
Diluted	$1.62	$1.65	$3.68	$4.26

For the three and nine months ended September 30, 2020, 172 thousand and 284 thousand RSUs, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.  For the three and nine months ended September 30, 2019, RSUs excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect were not material.  No stock options had a dilutive effect on weighted-average common shares outstanding during the three and nine months ended September 30, 2020, as all remaining stock options outstanding were exercised during the fourth quarter of 2019.

Note 12 – Employee Benefit Plans

Net periodic cost related to the Company’s unfunded supplemental benefit plans includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Expense:
Service costs	$44	$70	$134	$211
Interest costs	1,781	2,280	5,343	6,838
Amortization of net actuarial loss	1,321	916	3,961	2,746
Amortization of prior service credit	(777)	(1,018)	(2,331)	(3,053)
	$2,369	$2,248	$7,107	$6,742

The Company contributed $10.8 million to its unfunded supplemental benefit plans during the nine months ended September 30, 2020, and expects to contribute an additional $4.6 million during the remainder of 2020.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 13 – Fair Value Measurements

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of September 30, 2020 and December 31, 2019:

(in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2020
Debt securities:
U.S. Treasury bonds	$112,072	$—	$112,072	$—
Municipal bonds	1,102,783	—	1,102,783	—
Foreign government bonds	186,984	—	186,984	—
Governmental agency bonds	266,852	—	266,852	—
Governmental agency mortgage-backed securities	3,346,337	—	3,346,337	—
U.S. corporate debt securities	566,675	—	566,675	—
Foreign corporate debt securities	357,521	—	357,521	—
	5,939,224	—	5,939,224	—
Equity securities:
Preferred stocks	17,244	17,244	—	—
Common stocks	375,936	375,936	—	—
	393,180	393,180	—	—
Total assets	$6,332,404	$393,180	$5,939,224	$—

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2019
Debt securities:
U.S. Treasury bonds	$143,941	$—	$143,941	$—
Municipal bonds	1,090,839	—	1,090,839	—
Foreign government bonds	180,090	—	180,090	—
Governmental agency bonds	321,919	—	321,919	—
Governmental agency mortgage-backed securities	3,278,258	—	3,278,258	—
U.S. corporate debt securities	553,372	—	553,372	—
Foreign corporate debt securities	345,217	—	345,217	—
	5,913,636	—	5,913,636	—
Equity securities:
Preferred stocks	18,094	18,094	—	—
Common stocks	374,224	374,224	—	—
	392,318	392,318	—	—
Total assets	$6,305,954	$392,318	$5,913,636	$—

There were no transfers between Levels 1, 2 and 3 during the three and nine months ended September 30, 2020 and 2019. Transfers into or out of the Level 3 category occur when unobservable inputs become more or less significant to the fair value measurement. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of September 30, 2020 and December 31, 2019:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
September 30, 2020
Assets:
Cash and cash equivalents	$1,512,369	$1,512,369	$1,512,369	$—	$—
Deposits with banks	$41,551	$41,687	$3,194	$38,493	$—
Notes receivable, net	$29,986	$28,851	$—	$—	$28,851
Secured financings receivable	$722,156	$722,156	$—	$722,156	$—
Liabilities:
Secured financings payable	$526,544	$526,544	$—	$526,544	$—
Notes and contracts payable	$1,011,758	$1,114,323	$—	$1,107,735	$6,588

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

Assets measured at fair value on a non-recurring basis

The Company measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount may not be recoverable.  These assets generally include goodwill, title plants and other indexes, other intangible assets, property and equipment and cost and equity-method investments.

In connection with the decision to sell the property and casualty insurance business, the Company recognized impairment losses of $34.2 million, $17.6 million and $3.2 million to goodwill, property and equipment and other intangible assets, respectively, during the three and nine months ended September 30, 2020. The impairment charges were determined based on fair values utilizing Level 3 unobservable inputs.  See Note 2 Disposition of the Property and Casualty Insurance Business for further information on the sale of the business.

Note 14 – Share-Based Compensation

The following table presents costs associated with the Company’s share-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Expense:
RSUs	$7,049	$6,608	$39,763	$31,761
Employee stock purchase plan	1,355	948	4,237	3,150
	$8,404	$7,556	$44,000	$34,911

The following table summarizes RSU activity for the nine months ended September 30, 2020:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2019	1,152	$49.25
Granted during 2020	763	$63.88
Vested during 2020	(982)	$53.00
Forfeited during 2020	(39)	$58.16
Unvested at September 30, 2020	894	$57.23

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 15 – Stockholders’ Equity

The Company maintains a stock repurchase plan with authorization up to $250.0 million, of which $92.7 million remained as of September 30, 2020.  Repurchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  The Company did not repurchase any shares of its common stock during the three months ended September 30, 2020.  During the nine months ended September 30, 2020, the Company repurchased and retired 1.8 million shares of its common stock for a total purchase price of $68.9 million, and as of September 30, 2020, had repurchased and retired 5.4 million shares of its common stock under the current authorization for a total purchase price of $157.3 million.

Note 16 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the nine months ended September 30, 2020:

	First American Financial Corporation				NCI
(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)	Accumulated other comprehensive income (loss)	Balance
Balance at December 31, 2019	$83,117	$(51,668)	$(72,941)	$(41,492)	$1	$(41,491)
Change in unrealized gains (losses) on debt securities	97,031	—	—	97,031	—	97,031
Change in unrealized gains (losses) on debt securities for which credit-related portion was recognized in earnings	186	—	—	186	—	186
Change in foreign currency translation adjustment	—	(9,498)	—	(9,498)	—	(9,498)
Amortization of net actuarial loss	—	—	3,961	3,961	—	3,961
Amortization of prior service credit	—	—	(2,331)	(2,331)	—	(2,331)
Tax effect	(24,000)	389	(433)	(24,044)	—	(24,044)
Balance at September 30, 2020	$156,334	$(60,777)	$(71,744)	$23,813	$1	$23,814

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended September 30, 2020 and 2019:

(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended September 30, 2020
Pretax change before reclassifications	$9,110	$10,817	$—	$19,927
Reclassifications out of AOCI	(6,627)	—	544	(6,083)
Tax effect	(499)	(743)	(145)	(1,387)
Total other comprehensive income (loss), net of tax	$1,984	$10,074	$399	$12,457
Three Months Ended September 30, 2019
Pretax change before reclassifications	$19,348	$(7,614)	$—	$11,734
Reclassifications out of AOCI	(2,165)	—	(102)	(2,267)
Tax effect	(3,690)	241	26	(3,423)
Total other comprehensive income (loss), net of tax	$13,493	$(7,373)	$(76)	$6,044

The following table presents the other comprehensive income (loss) reclassification adjustments for the nine months ended September 30, 2020 and 2019:

(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Nine Months Ended September 30, 2020
Pretax change before reclassifications	$102,392	$(9,498)	$—	$92,894
Reclassifications out of AOCI	(5,175)	—	1,630	(3,545)
Tax effect	(24,000)	389	(433)	(24,044)
Total other comprehensive income (loss), net of tax	$73,217	$(9,109)	$1,197	$65,305
Nine Months Ended September 30, 2019
Pretax change before reclassifications	$166,647	$3,146	$—	$169,793
Reclassifications out of AOCI	(1,830)	—	(307)	(2,137)
Tax effect	(38,645)	(187)	80	(38,752)
Total other comprehensive income (loss), net of tax	$126,172	$2,959	$(227)	$128,904

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Amounts reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items
(in thousands)	2020	2019	2020	2019
Unrealized gains (losses) on debt securities:
Net realized gains (losses) on sales of debt securities	$6,694	$2,165	$12,749	$1,830	Net realized investment gains
Credit losses recognized on debt securities	(67)	—	(7,574)	—	Net realized investment gains
Pretax total	$6,627	$2,165	$5,175	$1,830
Tax effect	$(1,322)	$(465)	$(1,278)	$(429)
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(1,321)	$(916)	$(3,961)	$(2,746)	Other operating expenses
Amortization of prior service credit	777	1,018	2,331	3,053	Other operating expenses
Pretax total	$(544)	$102	$(1,630)	$307
Tax effect	$145	$(26)	$433	$(80)

(1)	These components of AOCI are components of net periodic cost. See Note 12 Employee Benefit Plans for additional details.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 17 – Litigation and Regulatory Contingencies

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

These lawsuits are putative class actions for which a class has not been certified; however, the appellate court has remanded the Wilmot action back for certification of a subclass.  For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and wealth management businesses are regulated by various federal, state and local governmental agencies.  Many of the Company’s other businesses operate within statutory guidelines.  Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies.  Currently, governmental agencies are examining or investigating certain of the Company’s operations.  These exams and investigations include two investigations initiated in connection with the information security incident that occurred during the second quarter of 2019, one being conducted by the Securities and Exchange Commission (“SEC”) enforcement staff and the other by the New York Department of Financial Services. The SEC enforcement staff is questioning the adequacy of disclosures the Company made at the time of the incident and the adequacy of its disclosure controls.  In September 2020, the Company received a Wells Notice informing the Company that the enforcement staff has made a preliminary determination to recommend a filing of an enforcement action by the SEC against the Company.   The Company believes that its disclosures and disclosure controls complied with the securities laws and has availed itself of the opportunity to provide a response to convince the SEC that an enforcement action is inappropriate under the circumstances. The New York Department of Financial Services has alleged violations of its cyber security requirements for financial services companies and has filed a statement of charges and scheduled an administrative hearing in connection therewith.  These exams and investigations also include an inquiry by the New York Attorney General and the Massachusetts Attorney General into competitive practices in the title insurance industry.  With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company records a liability representing its best estimate of the financial exposure based on known facts.  While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Some of these exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $14.9 million, which is based on the exchange rate as of, and includes interest charges through, September 30, 2020.  As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Accordingly, the Company filed a notice of appeal with the Canadian taxing authority in March 2020.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 18 – Business Combinations

During the nine months ended September 30, 2020, the Company completed acquisitions for an aggregate purchase price of $391.9 million, which were funded through cash on hand and additional borrowings of $120.0 million under the Company’s credit facility.  For acquisitions in which the Company has not completed its purchase price allocation, preliminary fair value estimates for the assets acquired and liabilities assumed have been recorded.  The Company allocates the purchase price of each acquisition to the assets acquired and liabilities assumed using a variety of valuation techniques, including discounted cash flow analysis.  These acquisitions have been included in the Company’s title insurance and services segment.

Current year acquisitions included the purchase of a company that provides document, eClose and fulfillment technology for the mortgage industry on March 2, 2020 for a purchase price of $350.0 million.  In connection with the purchase, the Company recorded goodwill, property and equipment and other intangible assets of $201.9 million, $19.0 million and $121.0 million, respectively.

Note 19 – Segment Information

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended September 30, 2020:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,771,993	$337,480	$36,194	$33,034
Specialty Insurance	136,332	(72,129)	1,995	2,114
Corporate	6,055	(21,980)	38	—
Eliminations	(659)	—	—	—
	$1,913,721	$243,371	$38,227	$35,148

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$680,910	$722,434	$282,671	$44,726	$41,252	$1,771,993
Specialty Insurance	127,037	—	3,450	2,105	3,740	136,332
	$807,947	$722,434	$286,121	$46,831	$44,992	$1,908,325

For the three months ended September 30, 2019:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,540,741	$253,570	$29,822	$22,869
Specialty Insurance	129,190	11,021	1,859	2,015
Corporate	1,770	(19,253)	38	—
Eliminations	(505)	—	—	—
	$1,671,196	$245,338	$31,719	$24,884

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$606,812	$656,154	$205,282	$72,044	$449	$1,540,741
Specialty Insurance	121,798	—	3,270	3,064	1,058	129,190
	$728,610	$656,154	$208,552	$75,108	$1,507	$1,669,931

For the nine months ended September 30, 2020:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$4,535,558	$648,261	$104,705	$86,456
Specialty Insurance	391,818	(51,954)	5,832	8,015
Corporate	9,260	(55,317)	115	—
Eliminations	(1,243)	—	—	—
	$4,935,393	$540,990	$110,652	$94,471

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$1,712,946	$1,920,011	$719,196	$147,628	$35,777	$4,535,558
Specialty Insurance	367,622	—	9,992	7,005	7,199	391,818
	$2,080,568	$1,920,011	$729,188	$154,633	$42,976	$4,927,376

For the nine months ended September 30, 2019:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$4,084,795	$628,392	$92,043	$71,839
Specialty Insurance	374,340	44,546	5,379	7,187
Corporate	15,456	(56,433)	115	—
Eliminations	(1,194)	—	—	—
	$4,473,397	$616,505	$97,537	$79,026

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$1,561,926	$1,701,538	$573,150	$213,067	$35,114	$4,084,795
Specialty Insurance	348,904	—	9,490	8,496	7,450	374,340
	$1,910,830	$1,701,538	$582,640	$221,563	$42,564	$4,459,135

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

CRITICAL ACCOUNTING ESTIMATES

A summary of the Company’s significant accounting policies that it considers to be the most dependent on the application of estimates and assumptions can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  Changes in 2020 to the Company’s significant accounting policies, which are dependent upon estimates and assumptions, include the adoption of new accounting guidance for the recognition of credit losses. For discussion of the new guidance and the related changes to the Company’s accounting policy, see Recently Adopted Accounting Pronouncements, Note 4 Debt and Equity Securities and Note 5 Credit Losses – Financial Assets and Off-Balance Sheet Credit Exposures to the condensed consolidated financial statements.

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

In June 2016, the FASB issued updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance on a modified-retrospective basis, effective January 1, 2020, did not have a material impact, except for the disclosure requirements, on the Company’s condensed consolidated financial statements.  See Note 4 Debt and Equity Securities and Note 5 Credit Losses – Financial Assets and Off-Balance Sheet Credit Exposures to the condensed consolidated financial statements for further information on the Company’s credit losses.

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

The Company’s total revenues increased $242.5 million, or 14.5%, in the third quarter of 2020 when compared with the third quarter of 2019.  This increase was primarily attributable to an increase in direct premiums and escrow fees of $79.3 million, or 10.9%, an increase in information and other services revenue of $77.6 million, or 37.2%, and an increase in agent premiums of $66.3 million, or 10.1%.  Direct premiums and escrow fees in the title insurance and services segment increased $74.1 million, or 12.2%.  Direct premiums and escrow fees from domestic residential refinance and purchase transactions increased $85.6 million, or 91.9%, and $52.3 million, or 19.7%, respectively, while direct premiums and escrow fees from domestic commercial transactions decreased $57.1 million, or 28.6%, in the third quarter of 2020 when compared with the third quarter of 2019.

According to the Mortgage Bankers Association’s October 21, 2020 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 25.7% in the third quarter of 2020 when compared with the third quarter of 2019.  According to the MBA Forecast, the dollar amount of purchase originations increased 4.9% and refinance originations increased 56.3%.  This volume of domestic residential mortgage origination activity contributed to increases in direct premiums and escrow fees for the Company’s direct title operations of 19.7% from domestic purchase transactions and 91.9% from domestic residential refinance transactions in the third quarter of 2020 when compared with the third quarter of 2019.

During the third quarter of 2020, the level of domestic title orders opened per day by the Company’s direct title operations increased 29.4% when compared with the third quarter of 2019.  Residential refinance and purchase opened orders per day increased 64.1% and 14.1%, respectively, while commercial opened orders per day decreased 7.0% when compared to the third quarter of 2019.

In the third quarter of 2020, the Company committed to a plan to sell its property and casualty insurance business, which is expected to be completed within one year.  As a result of this decision, the Company remeasured the assets and liabilities of its property and casualty insurance business at estimated fair value, less costs to sell, and recorded pretax impairment losses to goodwill, other intangible assets, property and equipment and other assets totaling $73.3 million for the three and nine months ended September 30, 2020.  The impairment losses are included in impairments on assets held for sale on the condensed consolidated statements of income and in the operating results of the specialty insurance segment.  See Note 2 Disposition of the Property and Casualty Insurance Business to the condensed consolidated financial statements for further information on the sale of the business.

The Company is increasingly utilizing innovative technologies, processes and techniques to speed the delivery of its products, increase efficiency, improve quality, improve the customer experience and decrease risk.  These efforts include streamlining the closing process by converting certain manual processes into automated ones, in an endeavor to improve the customer experience by simplifying and reducing the time it takes to close a transaction, reducing risk and improving communication.  The Company increasingly is employing advanced technologies to automate various processes, including various processes related to the building, maintaining and updating of title plants and other data assets, as well as the search and examination of information in connection with the issuance of title insurance policies.  As a result of the reduction in interest rates in connection with the coronavirus pandemic, the Company has experienced a significant increase in refinance orders.  To facilitate the processing of these orders, the Company has expanded the use of certain of these advanced technologies.  While many of these initiatives are also designed to decrease risk, they present risks of their own.  The degree to which these innovative efforts will be successful, and their ultimate impact on the Company’s results of operations, is uncertain.

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

In response to the pandemic, early on, the Company activated its business continuity plan, which enabled most employees to work from home.  Currently, the vast majority of the Company’s global workforce is working remotely, and the Company believes it is likely to remain this way through the end of the year.

The Company’s residential purchase business experienced a consistent recovery since the trough in April when purchase orders opened by the Company’s direct title operations were down 38.2% compared to April 2019.  The Company’s pipeline is strong heading into the fourth quarter, as purchase orders opened were up 14.1% in the third quarter of 2020 when compared to the third quarter of 2019, and this trend has continued into October.

Low rates continue to support elevated residential refinance orders opened by the Company’s direct title operations, which averaged 3,200 per day in the third quarter of 2020.  For the first three weeks of October, refinance orders opened averaged 2,800 orders per day.  The Company believes the refinance market will remain elevated for the remainder of the year.

In the Company’s commercial business, revenue in the third quarter of 2020 declined 28.6% when compared to the third quarter of 2019, improving from the 39.3% decline in the second quarter of 2020 when compared to the second quarter of 2019.  The overall commercial market continues its recovery with improvement varying by asset class.  While the Company’s commercial pipeline is improving, the Company does not expect commercial revenue for the fourth quarter of 2020 to equal the level of commercial revenue from the fourth quarter of 2019.

Title Insurance and Services

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenues
Direct premiums and escrow fees	$680,910	$606,812	$74,098	12.2%	$1,712,946	$1,561,926	$151,020	9.7%
Agent premiums	722,434	656,154	66,280	10.1	1,920,011	1,701,538	218,473	12.8
Information and other	282,671	205,282	77,389	37.7	719,196	573,150	146,046	25.5
Net investment income	44,726	72,044	(27,318)	(37.9)	147,628	213,067	(65,439)	(30.7)
Net realized investment gains	41,252	449	40,803	NM [1]	35,777	35,114	663	1.9
	1,771,993	1,540,741	231,252	15.0	4,535,558	4,084,795	450,763	11.0
Expenses
Personnel costs	481,417	447,795	33,622	7.5	1,320,097	1,251,590	68,507	5.5
Premiums retained by agents	572,780	518,824	53,956	10.4	1,520,559	1,344,517	176,042	13.1
Other operating expenses	251,304	218,687	32,617	14.9	700,090	581,455	118,635	20.4
Provision for policy losses and other claims	70,167	50,519	19,648	38.9	181,648	130,539	51,109	39.2
Depreciation and amortization	36,194	29,822	6,372	21.4	104,705	92,043	12,662	13.8
Premium taxes	17,522	17,310	212	1.2	47,360	44,988	2,372	5.3
Interest	5,129	4,214	915	21.7	12,838	11,271	1,567	13.9
	1,434,513	1,287,171	147,342	11.4	3,887,297	3,456,403	430,894	12.5
Income before income taxes	$337,480	$253,570	$83,910	33.1%	$648,261	$628,392	$19,869	3.2%
Pretax margins	19.0%	16.5%	2.5%	15.2%	14.3%	15.4%	(1.1)%	(7.1)%

(1)	Not meaningful

Direct premiums and escrow fees were $680.9 million and $1.7 billion for the three and nine months ended September 30, 2020, respectively, increases of $74.1 million, or 12.2%, and $151.0 million, or 9.7%, when compared with the respective periods of the prior year.  The increases for the three and nine months ended September 30, 2020 were primarily due to increases in the number of domestic title orders closed by the Company’s direct title operations, partially offset by decreases in the average domestic revenues per order closed.  The domestic average revenues per order closed were $2,193 and $2,143 for the three and nine months ended September 30, 2020, respectively, decreases of 12.7% and 15.6% when compared with $2,513 and $2,540 for the respective periods of the prior year.  The decreases in average revenues per order closed were primarily due to a shift in the mix of direct revenues generated from higher premium commercial products to lower premium residential refinance products.  The Company’s direct title operations closed 291,500 and 748,700 domestic title orders during the three and nine months ended September 30, 2020, respectively, increases of 30.1% and 31.0% when compared with 224,100 and 571,600 title orders closed during the respective periods of the prior year, which was generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast.  For the three and nine months ended September 30, 2020, domestic residential refinance orders closed per day increased by 84.8% and 120.3%, respectively, and domestic residential purchase orders closed per day increased by 11.1% and decreased by 1.6%, respectively, when compared to the respective periods of the prior year.

Agent premiums were $722.4 million and $1.9 billion for the three and nine months ended September 30, 2020, respectively, increases of $66.3 million, or 10.1%, and $218.5 million, or 12.8%, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher premium revenue from residential refinance transactions, partially offset by lower premium revenue from commercial and residential purchase transactions.

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

Information and other revenues were $282.7 million and $719.2 million for the three and nine months ended September 30, 2020, respectively, increases of $77.4 million, or 37.7%, and $146.0 million, or 25.5%, when compared with the respective periods of the prior year.  The increases were primarily attributable to the impact of new acquisitions, which were $23.7 million and $55.1 million for the three and nine months ended September 30, 2020, respectively; growth in mortgage origination activity that led to higher demand for the Company’s title information products; and revenues from services provided to support a temporary government program related to the coronavirus pandemic in Canada.

Net investment income totaled $44.7 million and $147.6 million for the three and nine months ended September 30, 2020, respectively, decreases of $27.3 million, or 37.9%, and $65.4 million, or 30.7%, when compared with the respective periods of the prior year.  The decreases were primarily attributable to lower short-term interest rates, which drove lower income from the Company’s cash and investment portfolio, escrow balances and tax-deferred property exchange business.  The decreases in net investment income were also partially attributable to lower average balances in the Company’s tax-deferred property exchange business, which is consistent with the decline in the Company’s commercial business in 2020 when compared to 2019.

Net realized investment gains totaled $41.3 million and $35.8 million for the three and nine months ended September 30, 2020, respectively.  The net realized investment gains for the three and nine months ended September 30, 2020 were primarily attributable to increases in the fair values of equity securities and gains from the sales of debt securities.  Net realized investment gains for the nine months ended September 30, 2020 also included a gain recognized upon purchase of the remaining equity ownership in an investment in affiliate during the first quarter of 2020.  Net realized investment gains totaled $0.4 million and $35.1 million for the three and nine months ended September 30, 2019.  The net realized investment gains for the three months ended September 30, 2019 were primarily from the sales of debt securities, partially offset by impairments related to software.  The net realized investment gains for the nine months ended September 30, 2019 were primarily from an increase in the fair values of equity securities.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs.  This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $481.4 million and $1.3 billion for the three and nine months ended September 30, 2020, respectively, increases of $33.6 million, or 7.5%, and $68.5 million, or 5.5%, when compared with the respective periods of the prior year.  The increases for the three and nine months ended September 30, 2020 were primarily attributable to the impact of new acquisitions, which were $10.1 million and $26.7 million for the three and nine months ended September 30, 2020, respectively, and higher incentive compensation, salary, overtime and temporary labor expenses, partially offset by lower employee benefit expense.  The increases in incentive compensation expense were due to higher revenue and profitability. The increases in salary expense were due to higher average salaries and higher headcount.  The increases in overtime and temporary labor expenses were driven by higher volumes.  The decreases in employee benefit expense were primarily due to the impact of lower expense related to the Company’s expected 401(k) saving plan match.  The increase in personnel costs for the nine months ended September 30, 2020 was also partially attributable to increased share-based compensation expense due to a higher dollar value of restricted stock units granted in the first quarter of 2020 related to 2019 performance.

Agents retained $572.8 million and $1.5 billion of title premiums generated by agency operations for the three and nine months ended September 30, 2020, which compares with $518.8 million and $1.3 billion for the respective periods of the prior year.  The percentage of title premiums retained by agents was 79.3% and 79.2% for the three and nine months ended September 30, 2020, respectively, compared to 79.1% and 79.0% for the respective periods of the prior year.

Other operating expenses for the title insurance and services segment were $251.3 million and $700.1 million for the three and nine months ended September 30, 2020, respectively, increases of $32.6 million, or 14.9%, and $118.6 million, or 20.4%, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher production related costs due to increased transaction volumes; the impact of new acquisitions, which was $7.7 million and $18.6 million for the three and nine months ended September 30, 2020, respectively; and increases in professional services expense, computer hardware related costs and software expense, partially offset by lower travel and entertainment expenses.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 5.0% for the three and nine months ended September 30, 2020 compared to 4.0% for the three and nine months ended September 30, 2019, respectively.  The current quarter rate of 5.0% reflects an ultimate loss rate of 4.5% for the current policy year and a net increase in the loss reserve estimates for prior policy years of $7.0 million. The 4.0% rate for the third quarter of 2019 reflected the ultimate loss rate for the 2019 policy year and no change in the loss reserve estimates for prior policy years.

To date, the Company has not experienced an increase in title claims as a result of the coronavirus pandemic.  Incurred title claims for the three and nine months ended September 30, 2020 were lower by 21.0% and 18.1%, respectively, when compared with the same periods of the prior year, and significantly below the Company’s actuarial expectation.  However, title claims generally increase when economic conditions deteriorate.  Due to the recent deterioration in economic conditions in connection with the coronavirus pandemic and responses to it, the Company increased its calendar year loss rate from 4.0% in 2019 to 5.0% in 2020.  The Company will continue to monitor economic conditions and actual claims experience and will consider this information, among other factors, when determining the appropriate loss rate and reserve balance for incurred but not reported claims in future periods.

Depreciation and amortization expense was $36.2 million and $104.7 million for the three and nine months ended September 30, 2020, respectively, increases of $6.4 million, or 21.4%, and $12.7 million, or 13.8%, when compared with the respective periods of the prior year.  The increases were primarily attributable to the impact of new acquisitions, which were $6.2 million and $14.8 million for the three and nine months ended September 30, 2020, respectively, and primarily related to the amortization of software and other intangible assets.

Premium taxes were $17.5 million and $47.4 million for the three and nine months ended September 30, 2020, respectively, increases of $0.2 million, or 1.2%, and $2.4 million, or 5.3%, respectively, compared to $17.3 million and $45.0 million for the same periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.2% and 1.3% for the three and nine months ended September 30, 2020, respectively, and were 1.4% for the three and nine months ended September 30, 2019.

Interest expense was $5.1 million and $12.8 million for the three and nine months ended September 30, 2020, respectively, increases of $0.9 million, or 21.7%, and $1.6 million, or 13.9%, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher interest paid on secured financings payable due to higher average balances outstanding, partially offset by lower interest paid related to customer deposits at the Company’s banking subsidiary, First American Trust, FSB, due to lower interest rates.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to the relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase.  Title insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as closed order volumes.  Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity.  Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations.  Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  The pretax margins for the three and nine months ended September 30, 2020 were 19.0% and 14.3%, respectively, compared with 16.5% and 15.4% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change		2020	2019	$ Change	% Change
Revenues
Direct premiums	$127,037	$121,798	$5,239	4.3%		$367,622	$348,904	$18,718	5.4%
Information and other	3,450	3,270	180	5.5		9,992	9,490	502	5.3
Net investment income	2,105	3,064	(959)	(31.3)		7,005	8,496	(1,491)	(17.5)
Net realized investment gains	3,740	1,058	2,682	253.5		7,199	7,450	(251)	(3.4)
	136,332	129,190	7,142	5.5		391,818	374,340	17,478	4.7
Expenses
Personnel costs	22,271	20,742	1,529	7.4		64,398	60,246	4,152	6.9
Other operating expenses	20,899	19,230	1,669	8.7		61,731	57,284	4,447	7.8
Provision for policy losses and other claims	87,669	74,164	13,505	18.2		232,353	200,986	31,367	15.6
Depreciation and amortization	1,995	1,859	136	7.3		5,832	5,379	453	8.4
Impairments on assets held for sale	73,264	—	73,264	—		73,264	—	73,264	—
Premium taxes	2,363	2,174	189	8.7		6,194	5,899	295	5.0
	208,461	118,169	90,292	76.4		443,772	329,794	113,978	34.6
(Loss) income before income taxes	$(72,129)	$11,021	$(83,150)	NM	[1]%	$(51,954)	$44,546	$(96,500)	(216.6)%
Margins	(52.9)%	8.5%	(61.4)%	NM	[1]%	(13.3)%	11.9%	(25.2)%	(211.8)%

(1)	Not meaningful

Direct premiums were $127.0 million and $367.6 million for the three and nine months ended September 30, 2020, respectively, increases of $5.2 million, or 4.3%, and $18.7 million, or 5.4%, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher premiums earned in the home warranty business.

Net realized investment gains for the specialty insurance segment totaled $3.7 million and $7.2 million for the three and nine months ended September 30, 2020.  The net realized investment gains for the three months ended September 30, 2020 were primarily from the increase in the fair values of equity securities.  The net realized investment gains for the nine months ended September 30, 2020 were primarily from a gain from the sale of real estate.  Net realized investment gains for the specialty insurance segment totaled $1.1 million and $7.5 million for the three and nine months ended September 30, 2019, respectively, and were primarily from the increase in the fair values of equity securities.

Personnel costs and other operating expenses were $43.2 million and $126.1 million for the three and nine months ended September 30, 2020, respectively, increases of $3.2 million, or 8.0%, and $8.6 million, or 7.3%, when compared with the respective periods of the prior year.  The increases were primarily attributable to increased salary expense, due to higher average headcount, and higher advertising expense related to the home warranty business.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 64.5% and 54.1% for the three and nine months ended September 30, 2020, respectively, compared with 59.9% and 52.0% for the respective periods of the prior year.  The increase in the claims rate for the three months ended September 30, 2020 was primarily attributable to higher claims frequency driven by claims in the appliance and plumbing trades likely due to the coronavirus pandemic.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 82.7% and 89.9% for the three and nine months ended September 30, 2020, respectively, compared with 63.8% and 73.8% for the respective periods of the prior year.  The increase in the claims rate for the three months ended September 30, 2020 was primarily attributable to an increase in large losses and the impact of west coast wildfires.

In the third quarter of 2020, the Company committed to a plan to sell its property and casualty insurance business, which is expected to be completed within one year.  As a result of this decision, the Company recorded pretax impairment losses to goodwill, other intangible assets, property and equipment and other assets totaling $73.3 million for the three and nine months ended September 30, 2020.  See Note 2 Disposition of the Property and Casualty Insurance Business to the condensed consolidated financial statements for further information on the sale of the business.

Premium taxes were $2.4 million and $6.2 million for the three and nine months ended September 30, 2020, respectively, compared with $2.2 million and $5.9 million for the respective periods of the prior year.  Premium taxes as a percentage of specialty insurance segment premiums were 1.9% and 1.7% for the three and nine months ended September 30, 2020, respectively, and 1.8% and 1.7% for the three and nine months ended September 30, 2019, respectively.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal.  With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations.  Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Specialty insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as premium revenues.  The profit margins for the three and nine months ended September 30, 2020 were also impacted by the impairments on assets held for sale recorded during the three months ended September 30, 2020.  The pretax margin losses for the three and nine months ended September 30, 2020 were (52.9%) and (13.3%), respectively, compared with pretax margins of 8.5% and 11.9% in the respective periods of the prior year.

Corporate

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenues
Net investment income	$6,055	$1,770	$4,285	242.1%	$2,745	$15,456	$(12,711)	(82.2)%
Net realized investment gains	—	—	—	—	6,515	—	6,515	—
	6,055	1,770	4,285	242.1	9,260	15,456	(6,196)	(40.1)
Expenses
Personnel costs	7,610	2,146	5,464	254.6	7,950	17,486	(9,536)	(54.5)
Other operating expenses	9,115	10,590	(1,475)	(13.9)	27,211	29,090	(1,879)	(6.5)
Depreciation and amortization	38	38	—	—	115	115	—	—
Interest	11,272	8,249	3,023	36.6	29,301	25,198	4,103	16.3
	28,035	21,023	7,012	33.4	64,577	71,889	(7,312)	(10.2)
Loss before income taxes	$(21,980)	$(19,253)	$(2,727)	(14.2)%	$(55,317)	$(56,433)	$1,116	2.0%

Net investment income totaled $6.1 million and $2.7 million for the three and nine months ended September 30, 2020, respectively, compared with net investment income of $1.8 million and $15.5 million for the respective periods of the prior year.  The increase in net investment income for the three months ended September 30, 2020 and the decrease in net investment income for the nine months ended September 30, 2020 were primarily attributable to fluctuations in earnings on investments associated with the Company’s deferred compensation plan when compared to the same periods of 2019.

Net realized investment gains for the corporate segment totaled $6.5 million for the nine months ended September 30, 2020 and were primarily from the sale of real estate.  There were no realized investment gains or losses for the corporate segment for the three months ended September 30, 2020 and the three and nine months ended September 30, 2019.

Corporate personnel costs and other operating expenses were $16.7 million and $35.2 million for the three and nine months ended September 30, 2020, respectively, compared with $12.7 million and $46.6 million for the respective periods of the prior year.  The increase for the three months ended September 30, 2020 was primarily attributable to higher expense related to the Company’s deferred compensation plan.  The decrease for the nine months ended September 30, 2020 was primarily attributable to lower expense related to the Company’s deferred compensation plan.

Interest expense was $11.3 million and $29.3 million for the three and nine months ended September 30, 2020, respectively, increases of $3.0 million, or 36.6%, and $4.1 million, or 16.3%, when compared with the respective periods of the prior year.  The increases were attributable to the interest accrued on the $450.0 million of 4.00% 10 year senior unsecured notes that the Company issued in May 2020.

Eliminations

The Company’s inter-segment eliminations were not material for the three and nine months ended September 30, 2020 and 2019.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 24.6% and 22.5% for the three and nine months ended September 30, 2020, respectively, compared with 23.3% and 21.3% for the respective periods of the prior year.  The differences in the effective tax rates for the three and nine months ended September 30, 2020 when compared with the respective periods of the prior year were primarily due to state income taxes related to the Company’s noninsurance businesses, foreign exchange rate fluctuation, and the resolution in 2019 of state tax matters from prior years.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and nine months ended September 30, 2020 was $183.6 million and $419.1 million, respectively, compared with $188.2 million and $485.2 million for the respective periods of the prior year. Net income attributable to the Company for the three and nine months ended September 30, 2020 was $182.3 million, or $1.62 per diluted share, and $416.1 million, or $3.68 per diluted share, respectively, compared with $187.2 million, or $1.65 per diluted share, and $483.4 million, or $4.26 per diluted share, for the respective periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements.    The Company generates cash primarily from the sale of its products and services and investment income.  The Company’s current cash requirements include operating expenses, taxes, payments of principal and interest on its debt, capital expenditures, dividends on its common stock, and may include business acquisitions, investments in unconsolidated entities and repurchases of its common stock.  Management forecasts the cash needs of the holding company and its primary subsidiaries and regularly reviews their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.  Based on the Company’s ability to generate cash flows from operations, its liquid-asset position and amounts available on its revolving credit facility, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and obligations for at least the next twelve months. In making this assessment, management considered the impact that the coronavirus pandemic and related responses has had, or is expected to have, on the Company’s liquidity and capital resources, such as uncertainty related to cash flows from operations and potential volatility in the Company’s investment portfolio, among other factors.

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

Cash provided by operating activities totaled $681.0 million and $611.7 million for the nine months ended September 30, 2020 and 2019, respectively, after claim payments, net of recoveries, of $342.7 million and $305.2 million, respectively.  The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2020 and 2019 were advances and repayments related to secured financing transactions, purchases of debt and equity securities, repayment of borrowings under the unsecured credit facility, dividends to common stockholders, capital expenditures, investments in unconsolidated entities, and for the nine months ended September 30, 2020, business acquisitions and repurchases of Company shares.  The principal nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2020 and 2019 were borrowings and collections related to secured financing transactions, proceeds from the sales and maturities of debt and equity securities, borrowings under the unsecured credit facility, and for the nine months ended September 30, 2020, proceeds from the issuance of unsecured senior notes and increases in the deposit balances at the Company’s banking operations.  The net effect of all activities on cash and cash equivalents were increases of $48.0 million and $243.9 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In September 2020, the Company paid a third quarter cash dividend of 44 cents per common share.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $250.0 million, of which $92.7 million remained as of September 30, 2020.  Repurchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  The Company did not repurchase any shares of its common stock during the three months ended September 30, 2020.  During the nine months ended September 30, 2020, the Company repurchased and retired 1.8 million shares of its common stock for a total purchase price of $68.9 million, and as of September 30, 2020, had repurchased and retired 5.4 million shares of its common stock under the current authorization for a total purchase price of $157.3 million.

During the nine months ended September 30, 2020, the Company completed acquisitions for an aggregate purchase price of $391.9 million, which were funded through cash on hand and additional borrowings of $120.0 million under the Company’s credit facility.

Holding Company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries.  The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses.  The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements.  The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements.  At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received.  Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders.  As of September 30, 2020, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2020, without prior approval from applicable regulators, was dividends of $304.2 million and loans and advances of $110.3 million.  However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies.  Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of September 30, 2020, the holding company’s sources of liquidity included $67.4 million of cash and cash equivalents and $700.0 million available on the Company’s revolving credit facility.  Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

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

The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto.  The credit agreement, which is comprised of a $700.0 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350.0 million.  Unless terminated earlier, the credit agreement will terminate on April 30, 2024.  The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes.  At September 30, 2020, the Company had no outstanding borrowings under the facility.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.  Upon the occurrence of an event of default the lenders may accelerate the loans.  Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate.  As of September 30, 2020, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements.  The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•

FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions.  At September 30, 2020, outstanding borrowings under these facilities totaled $526.5 million.

•

First American Trust, FSB, a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with certain correspondent institutions.  In addition, First American Trust, FSB is a party to master repurchase agreements under which securities may be loaned or sold.  At September 30, 2020, no amounts were outstanding under any of these facilities.

•

First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At September 30, 2020, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 24.5% and 18.5% at September 30, 2020 and December 31, 2019, respectively.  The Company’s adjusted debt to capitalization ratios, excluding secured financings payable of $526.5 million and $278.4 million at September 30, 2020 and December 31, 2019, were 17.6% and 14.1%, respectively.

Investment Portfolio.    The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries.  As of September 30, 2020, 94% of the Company’s investment portfolio consisted of debt securities, of which 67% were either United States government-backed or rated AAA and 99% were either rated or classified as investment grade.  Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.  For further information on the credit quality of the Company’s investment portfolio at September 30, 2020, see Note 4 Debt and Equity Securities to the condensed consolidated financial statements.

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $7.9 billion and $7.3 billion at September 30, 2020 and December 31, 2019, respectively, of which $3.3 billion and $3.2 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.3 billion and $4.2 billion at September 30, 2020 and December 31, 2019, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.0 billion and $3.0 billion at September 30, 2020 and December 31, 2019, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of September 30, 2020, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

These lawsuits are putative class actions for which a class has not been certified; however, the appellate court has remanded the Wilmot action back for certification of a subclass.  For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and wealth management businesses are regulated by various federal, state and local governmental agencies.  Many of the Company’s other businesses operate within statutory guidelines.  Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies.  Currently, governmental agencies are examining or investigating certain of the Company’s operations.  These exams and investigations include two investigations initiated in connection with the information security incident that occurred during the second quarter of 2019, one being conducted by the Securities and Exchange Commission (“SEC”) enforcement staff and the other by the New York Department of Financial Services. The SEC enforcement staff is questioning the adequacy of disclosures the Company made at the time of the incident and the adequacy of its disclosure controls.  In September 2020, the Company received a Wells Notice informing the Company that the enforcement staff has made a preliminary determination to recommend a filing of an enforcement action by the SEC against the Company.   The Company believes that its disclosures and disclosure controls complied with the securities laws and has availed itself of the opportunity to provide a response to convince the SEC that an enforcement action is inappropriate under the circumstances. The New York Department of Financial Services has alleged violations of its cyber security requirements for financial services companies and has filed a statement of charges and scheduled an administrative hearing in connection therewith.  These exams and investigations also include an inquiry by the New York Attorney General and the Massachusetts Attorney General into competitive practices in the title insurance industry.  With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company records a liability representing its best estimate of the financial exposure based on known facts.  While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Some of these exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $14.9 million, which is based on the exchange rate as of, and includes interest charges through, September 30, 2020.  As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Accordingly, the Company filed a notice of appeal with the Canadian taxing authority in March 2020.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

3.The coronavirus pandemic and the responses thereto could adversely affect the Company

The coronavirus pandemic and responses to it have created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts the Company’s business, operations and financial results will depend on numerous factors that the Company may not be able to accurately predict, including: the duration and scope of the pandemic and restrictions and responses to it; governmental, business and individual actions that have been and continue to be taken in response to the pandemic; the ongoing impact of the pandemic on economic activity and actions taken in response, including the efficacy of governmental relief efforts; the effect on participants in real estate transactions and the demand for the Company’s products and services, including as a result of higher unemployment, business closures and economic uncertainty; and the Company’s ability to sell and provide, or its efficiency in selling and providing, its services and solutions, including as a result of illness, travel restrictions, people working from home, governmental closure orders and partial or full closures of business and government offices.  The Company is experiencing, for example, a decrease in the number of opened commercial orders relative to the same period last year, and experienced a decrease in the number of opened residential purchase orders earlier in the pandemic.  The Company also has experienced increased volatility in the Company’s investment portfolio.  The Company is also taking certain underwriting risks that could result in increased claims.  In addition, the Company has made changes to certain of its production processes that also could result in increased claims.  While the Company is unable to predict the ultimate impact the coronavirus pandemic and related responses will have on its businesses, these events have adversely affected, and are expected to continue to adversely affect, its business and results of operations and, if prolonged, could materially adversely affect the Company’s financial condition.  The impacts of the coronavirus pandemic may also exacerbate the risks discussed elsewhere in Part II, Item 1A of this Quarterly Report.

4.Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment.  Finite-lived intangible assets are subject to impairment tests on a periodic basis.  Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends.  These and other factors could lead to a conclusion that goodwill or other intangible assets are impaired, in which case the Company would be required to write off the portion believed to be impaired.  In the third quarter of 2020, the Company committed to a plan to sell its property and casualty insurance business, which triggered goodwill and other intangible assets impairment tests.  Based on the results of the impairment tests, the Company recorded pretax impairment losses to goodwill and other intangible assets of $34.2 million and $3.2 million, respectively, for the three and nine months ended September 30, 2020.  Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of September 30, 2020 are $1.6 billion.  Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

11.Changes in certain laws and regulations, and in the regulatory environment in which the Company operates, could adversely affect the Company

Federal and state officials are discussing various potential changes to laws and regulations that could impact the Company’s businesses, including the reform of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) and additional data privacy regulations, among others.  Changes in these areas, and more generally in the regulatory environment in which the Company and its customers operate, could adversely impact the volume of mortgage originations in the United States and the Company’s competitive position and results of operations.  In addition, in connection with the coronavirus pandemic, the Company and generally its agents have been deemed in most areas an essential business and have been permitted to operate.  A change in this determination, particularly in jurisdictions where the Company generates a large portion of its revenues, could adversely impact the Company’s businesses.

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

18.Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  In uncertain economic times, such as those currently being experienced as a result of the coronavirus pandemic, an even larger change is more likely.  As examples, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $131.1 million, and if expected ultimate losses for those same years were to fluctuate by 100 basis points, the resulting impact would be $262.2 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

Changes in laws or regulations impacting real estate, particularly when applied retroactively, may cause a material change in expected ultimate losses and corresponding loss rates for recent and/or older policy years.  For example, the 2020 United States Supreme Court decision in McGirt v. Oklahoma calls into question the governing authority for certain real estate-related matters in Native American reservations once thought to have been disestablished.  To the extent the Company, in those areas, underwrote title insurance policies or closed real estate transactions in conformity with authority that ultimately proves inapplicable, expected ultimate losses arising from those policies and transactions could change materially and could result in a material change to loss rates.

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

26.As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds.  If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders.  Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited.  As of September 30, 2020, under such regulations, the maximum amount available for the remainder of 2020 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $304.2 million and loans and advances of $110.3 million.

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

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: October 22, 2020	By	/s/ Dennis J. Gilmore
Dennis J. Gilmore
Chief Executive Officer (Principal Executive Officer)

Date: October 22, 2020	By	/s/ Mark E. Seaton
Mark E. Seaton
Executive Vice President, Chief Financial Officer (Principal Financial Officer)