Form 10-K
period 2020-12-31
First American Financial Corp
filed 2021-02-17
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 was $5,183,749,234.

On February 9, 2021, there were 109,849,486 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2021 annual meeting of the stockholders are incorporated by reference in Part III of this report.  The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

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

The Company

First American Financial Corporation, a Delaware corporation (the “Company”), holds the financial services businesses of the Company’s prior parent.  On June 1, 2010, the Company’s common stock was listed on the New York Stock Exchange under the ticker symbol “FAF.” The businesses operated by the Company’s subsidiaries have, in some instances, been in existence since the late 1800s.

The Company has its executive offices at 1 First American Way, Santa Ana, California 92707-5913.  The Company’s telephone number is (714) 250-3000.

General

The Company, through its subsidiaries, is engaged in the business of providing title insurance, settlement services and other financial services and risk solutions through its title insurance and services segment and its specialty insurance segment.  The title insurance and services segment provides title insurance, closing and/or escrow services and similar or related services domestically and internationally in connection with residential and commercial real estate transactions.  The segment also provides products, services and solutions that are designed to mitigate risk in, or otherwise facilitate real estate transactions.  Many of these products, services and solutions involve the use of real property-related data, including data derived from its proprietary databases.  In addition, it provides banking, trust, warehouse lending and wealth management services.  The specialty insurance segment issues property and casualty insurance policies and sells home warranty products.  In addition, our corporate function consists of certain financing facilities as well as the corporate services that support our business operations.

The substantial majority of our business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal.  It is our strategy to profitably grow our core title insurance and settlement services business, strengthen our enterprise through data and process advantage and manage and actively invest in complementary businesses where the Company has a competitive advantage.  To achieve this, we focus on continued improvement of our customers’ experiences with our products, services and solutions, including through digital transformations, and on enhancing our services offered to title agents.  In an effort to speed the delivery of our products, increase efficiency, improve quality, improve the customer experience and decrease risk, we are utilizing innovative technologies, processes and techniques in the creation of our products and services.  These efforts include streamlining the title and closing processes by converting certain manual processes into automated ones.  We remain committed to efficiently managing our business to market conditions throughout business cycles.

Title Insurance and Services Segment

Our title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally.  This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant data and records; provides appraisals and other valuation-related products and services; provides lien release, document custodial and default-related products and services; and provides warehouse lending services and banking, trust and wealth management services.  In 2020, 2019, and 2018 the Company derived 92.2%, 91.5%, and 91.9% of its consolidated revenues, respectively, from this segment.

Overview of Title Insurance Industry

In most instances in the United States, and in certain instances internationally, mortgage lenders and purchasers of real estate desire to be protected from loss or damage in the event of defects in the title of the subject property.  Title insurance is a means of providing such protection.

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

The beneficiaries of title insurance policies generally are real estate buyers and mortgage lenders.  A title insurance policy indemnifies the named insured and certain successors in interest against certain title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions.  The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price of the property.  In some cases, the policy might provide insurance in a greater amount, or for automatic increases in coverage over time.  The potential for claims under a title insurance policy issued to a mortgage lender generally ceases upon repayment of the mortgage loan.  The potential for claims under a title insurance policy issued to a buyer generally ceases upon the sale or transfer of the insured property.

Before issuing title policies, title insurers typically seek to limit their risk of loss by accurately performing title searches and examinations and, in many instances, curing identified title defects.  These searches, examinations and curative efforts distinguish title insurers from other insurers, such as property and casualty insurers.  Whereas title insurers generally insure against losses arising out of circumstances existing as of the date of the policy, property and casualty insurers generally insure against losses arising out of events that occur subsequent to policy issuance.  As a result of these differences, title insurers typically experience relatively low claims, as a percentage of premiums, when compared to property and casualty insurers, but have relatively high expenses.  The primary expenses incurred by a title insurer pertain to underwriting (including the costs associated with searching and examining title), the curative process, and sales, as well as other administrative expenses.  Where the policy is issued by an agent, the premium retained by the agent is the primary expense for the insurer.

The Closing Process.    In the United States, title insurance is essential to the real estate closing process in most transactions involving real property mortgage lenders.  In a typical residential real estate sale transaction where title insurance is issued, a third party, such as a real estate broker or agent, lawyer or closer, orders the title insurance on behalf of an insured or in certain instances, such as with respect to a lender, the insured orders on its own behalf.  Once the order has been placed, a title insurance company or an agent typically conducts a title search to determine the current status of the title to the property.  When the search is complete, the title insurer or agent prepares, issues and circulates a commitment or preliminary report.  The commitment or preliminary report identifies the conditions, exceptions and/or limitations that the title insurer intends to attach to the policy and identifies items appearing on the title that must be eliminated prior to closing.

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

Premiums.    The premium for title insurance is typically due and earned in full when the real estate transaction is closed.  Premiums generally are calculated with reference to the policy amount.  The premium charged by a title insurer or an agent is subject to regulation in most areas.  Such regulations vary from jurisdiction to jurisdiction.

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

The substantial majority of our title insurance and closing business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal.  Residential purchase activity is typically slower in the winter months with increased volumes in the spring and summer months and is sensitive to interest rates.  Residential refinance activity is not seasonal, but is generally correlated with changes in interest rates.  Commercial real estate volumes are less sensitive to changes in interest rates, but fluctuate based on local supply and demand conditions and financing availability and we typically see elevated activity towards the end of the year.  However, changes in general economic conditions in the United States and abroad, can cause fluctuations in these traditional patterns of real estate activity, and changes in the general economic conditions in a geography can cause fluctuations in these traditional patterns of real estate activity in that geography.

Distribution, Sales and Marketing.    We distribute our title insurance policies and related products and services through our direct and agent channels.  In our direct channel, the distribution of our policies and related products and services occurs through sales representatives located at numerous offices throughout the United States.  Title insurance policies issued, and other products and services delivered through, this channel are primarily delivered in connection with sales and refinances of residential and commercial real property.

Within the direct channel, our sales and marketing efforts are focused on the primary sources of business referrals.  For residential business, we market to real estate agents and brokers, mortgage brokers, real estate attorneys, mortgage originators, homebuilders and escrow service providers.  We also market directly to firms that purchase and sell residential real estate on a large-scale basis.  For refinance and default-related business for customers with centrally managed platforms, we market to mortgage originators, servicers and government-sponsored enterprises.  For the commercial business, we market primarily to commercial real estate principals, developers, and investors; real estate investment trusts; law firms; commercial lenders; life insurance companies; commercial brokers and mortgage brokers.  In some instances, we may supplement the efforts of our sales force with general marketing.  Our marketing efforts emphasize our product offerings, the quality and timeliness of our services, our financial strength, process innovation and our national presence.  We also provide educational information on our website and through other means to help consumers and others better understand our services, the homebuying/settlement process in general, and real estate market economic trends.

In our agency channel, we issue policies in accordance with agreements with authorized agents.  These agreements typically state the conditions under which the agent is authorized to issue our title insurance policies.  The agency agreement also typically prescribes the circumstances under which the agent may be liable to us if a policy loss occurs, as well as the services we provide to the agent and the price for those services.  Those services vary by geography and from agent to agent.  We are continuing to seek to provide additional services to our agents, including banking services and closing-related services, in an effort to reduce risk and enhance relationships with our agents.  As is standard in our industry, our agents typically operate with a substantial degree of independence from us and typically act as agents for other title insurers.

Within the agency channel, our sales and marketing efforts are directed at the agents themselves and emphasize the quality and timeliness of our underwriting support, our financial strength and our agency-based product offerings.  Premium splits also are of importance in attracting and retaining agents.

International Operations.    We provide products and services in a number of countries outside of the United States, and our international operations accounted for approximately 5.2% of our title insurance and services segment revenues in 2020.  Today we have direct operations and a physical presence in several countries, including Canada, the United Kingdom, South Korea and Australia. While reliable data are not available, we believe that we have the largest market share for title insurance outside of the United States.

Our range of international products and services is designed to lower our clients’ risk profiles and reduce their operating costs through enhanced operational efficiencies.  In certain established markets, primarily British Commonwealth countries, we have combined title insurance with customized processing offerings to enhance the speed and efficiency of the mortgage and conveyancing processes.  In these markets we also offer products designed to mitigate risk and otherwise facilitate real estate transactions.

Our international operations present risks that may not exist to the same extent in our domestic operations, including those associated with differences in the nature of the products provided, the scope of coverage provided by those products and the manner in which risk is underwritten.  In jurisdictions where we have limited claims experience, it is more difficult to set prices and reserve rates.

Data and Title Plants.    Our title insurance business is heavily dependent on data.  Underwriting decisions require comprehensive and accurate data.  In an attempt to enhance efficiency and reduce risk, certain underwriting functions are increasingly being automated.  As discussed further in the Innovation and Intellectual Property section below, our ability to automate underwriting decisions has accelerated as we have improved the breadth and quality of our data assets and our analytic tools.

Our title plants constitute one of our principal assets.  A title search is typically conducted by searching the abstracted information from public records or utilizing a title plant holding information abstracted from public records.  While public title records generally are indexed by reference to the names of the parties to a given recorded document, our title plants primarily arrange their records on a geographic basis.  Because of this difference, title plant data and records generally may be searched more efficiently.  Many of our title plants also index prior title insurance policies, adding to searching efficiency.

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

Reinsurance and Coinsurance.    In certain circumstances we assume and cede title insurance risks through reinsurance. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer.  The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss.  The primary insurer generally remains liable to its insured for the total risk, but is reinsured for a portion of the total risk under the terms of the reinsurance agreement.  In addition to reinsurance arrangements involving other industry participants, we maintain a global treaty reinsurance program provided by a syndicate of highly rated reinsurers.  Subject to the treaty limits and certain other limitations, the program generally covers claims that arose while the program is in effect.

We also serve as a coinsurer in connection with certain commercial transactions.  In a coinsurance scenario, two or more insurers are selected by the insured and each coinsurer is liable for its specified percentage share of the total liability.

Competition.    The business of providing title insurance and related products and services is highly competitive.  The number of competing companies and the size of such companies vary in the different areas in which we conduct business.  Generally, in areas of major real estate activity, such as metropolitan and suburban localities, we compete with many other title insurers and agents.  Our major nationwide competitors in our principal markets include Fidelity National Financial, Inc., Stewart Title Guaranty Company, Old Republic International Corporation and their affiliates.  In addition to these national competitors, small nationwide, regional and local competitors, as well as numerous agency operations throughout the country, provide aggressive competition at the local level.  We are currently the second largest provider of title insurance in the United States, based on the most recent American Land Title Association market share data.

We believe that competition for title insurance, closing services and related products and services is based primarily on service, quality, price, customer relationships and the ease of access and use of our products.  Customer service is an important competitive factor because parties to real estate transactions are usually concerned with time schedules and costs associated with delays in closing transactions.  In certain transactions, such as those involving commercial properties, financial strength and scope of coverage are also important.  In addition, we regularly evaluate our pricing and agent splits, and based on competitive, market and regulatory conditions and claims history, among other factors, adjust our prices and agent splits as and where appropriate.

Data and Analytics.    Our data and analytics business offers analytic solutions for title underwriting automation, fraud risk management, compliance and valuations that are powered by our extensive collection of property information and ownership data and recorded documents.  These solutions enable our title insurance operations, lenders, other title companies and other real estate industry participants to make informed, and increasingly automated, decisions to manage workflow and auditing and compliance operations.

Trust, Wealth Management and Banking Services.    Our federal savings bank subsidiary offers trust, wealth management and deposit products and related services, including fund transfer services.  The bank does not originate loans.  As of December 31, 2020, the bank administered fiduciary and custody assets having a market value of $4.4 billion, which includes managed assets of $2.1 billion.  The bank’s balance sheet had assets of $4.4 billion, with deposits of $3.9 billion and stockholder’s equity of $405.2 million.  The bank’s deposits have traditionally consisted almost entirely of funds deposited by its affiliates, but increasingly the bank is seeking deposits from title agents that are not affiliates.  While the majority of the bank’s deposited funds are from third parties to be held in trust pending the closing of commercial and residential real estate transactions, the bank also maintains other deposits, including operating funds deposited by its affiliates.

Specialty Insurance Segment

Home Warranty.    Our home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period.  Coverage is typically for one year and is renewable annually at the option of the contract holder and upon our approval.  Coverage and pricing typically vary by geographic region.  Fees for the warranties generally are paid at the closing of the home purchase or directly by the consumer.  In addition, under the contract, the holder is responsible for a service fee for each trade call.  First year warranties are marketed through real estate brokers and agents, and we also market directly to consumers.  We generally sell renewals directly to consumers.  Revenues associated with home warranties sold at the time of a home purchase are dependent upon activity in the residential purchase market, which is cyclical and seasonal.  Residential purchase activity is typically slower in the winter months with increased volumes in the spring and summer months and is sensitive to interest rate fluctuations.  However, changes in general economic conditions in the United States and abroad, can cause fluctuations in this traditional pattern of activity, and changes in the general economic conditions in a geography can cause fluctuations in the traditional patterns of activity in that geography.  Our home warranty business currently operates in 35 states and the District of Columbia.

Property and Casualty Insurance.    Our property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage.  We are licensed to issue policies in all 50 states and the District of Columbia.  The majority of policy liability is in the western United States, including approximately 59% in California. We purchase reinsurance to limit risk associated with large losses from single events.

In January 2021, our property and casualty insurance subsidiaries entered into book transfer agreements with Safeco Insurance, a Liberty Mutual Company (“Safeco”), and Heritage Insurance Holdings, Inc. (“Heritage”).  The agreements provide our qualifying property and casualty insurance agents and customers an opportunity to transfer their policies to Safeco or, in certain circumstances, Heritage.  The entry into these agreements is the result of the initiation of a process by the Company, announced in October 2020, to exit its property and casualty business.  We expect the transfer to be completed by the end of the third quarter of 2022.  We will seek to non-renew the policies that are not transferred.

Corporate

The Company’s corporate function consists primarily of certain financing facilities as well as the corporate services that support our business operations.

Innovation and Intellectual Property

In an effort to speed the delivery of its products, increase efficiency, improve quality, improve the customer experience and decrease risk, the Company is increasingly utilizing innovative technologies, processes and techniques in the creation of its products and services.  These efforts include streamlining the closing process by converting certain manual processes into automated ones, which we believe improves the customer experience by simplifying and reducing the time it takes to close a transaction, reducing risk and improving communication.  We are also deploying innovation solutions leveraging our bank to make the closing process more flexible.  The Company increasingly is employing advanced technologies to automate various internal processes, including processes related to the building, maintaining and updating of title plants and other data assets, as well as the search and examination of information in connection with the issuance of title insurance policies.

The Company relies on a combination of patents, trademarks, copyright and trade secret laws, non-disclosure agreements, contractual provisions and a system of internal safeguards to protect our intellectual property rights and proprietary information.  We have a number of patents of varying lengths issued and additional patent applications pending in the United States and internationally, including patents for title automation, loan risk assessment, online platforms, optical character recognition and data extraction.  We also believe that many of our brands have accumulated substantial goodwill in the marketplace.

Human Capital Resources

As of December 31, 2020, the Company employed 19,597 employees, with 12,849 of them located in the United States and 6,748 outside of the U.S.  We strive to have a positive, collaborative culture that engages employees, as we believe engaged employees serve our customers well.  We believe this combination, along with the efficient operation of our business, ultimately benefits our stockholders.  As part of this effort, we participate in competitions that recognize the quality of our workplace, which competitions we believe provide a framework for improving, and insights for evaluating, our employee engagement efforts.  Moreover, receipt of awards in connection with those competitions facilitates our efforts to retain desired talent.  The success of our efforts is demonstrated through our inclusion on the Fortune 100 Best Companies to Work For® list in the United States for the last five years and the Best Workplaces™ in Canada list for the last six years, as well as a number of similar lists in local areas.  In addition, we have been recognized on the Fortune® and Great Place to Work® lists for Best Workplaces for Women and Best Workplaces for Diversity for four years in a row.  We also have implemented many professional development programs to build and strengthen the skill set of our employees.  And, reflecting our perspective on the benefits of a diverse workforce, we have formed a Diversity, Equity and Inclusion Council, which is focused on the development of employee-centered actions to enhance the recruitment, engagement, development, and retention of diverse employees.

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

Our domestic subsidiaries that operate in the title insurance industry or the property and casualty insurance industry are subject to regulation by state insurance regulators.  Each of our underwriters, or insurers, is regulated primarily by the insurance department or equivalent governmental body within the jurisdiction of its organization, which oversees compliance with the laws and regulations pertaining to such insurer.  For example, our primary title insurance underwriter, First American Title Insurance Company, is a Nebraska corporation and, accordingly, is primarily regulated by the Nebraska Department of Insurance.  Insurance regulations typically place limits on, among other matters, the ability of the insurer to pay dividends to its parent company or to enter into transactions with affiliates.  They also may require approval of the insurance commissioner prior to a third party directly or indirectly acquiring control of the insurer, which may make it difficult or prohibitive for a third party to acquire our Company.

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

Certain laws and regulations, such as the cyber security requirements of the New York Department of Financial Services, require the Company to maintain certain information security standards and practices.

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

Our federal savings bank is regulated and supervised by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.  The Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) regulates and supervises the Company, as a savings and loan holding company, including its non-banking subsidiaries that are part of the holding company system.  Federal banking laws and regulations require third parties to obtain prior approval to acquire control of our federal savings bank or our Company, which may make such an acquisition of our Company by a third party more difficult or prohibitive.

Cybersecurity and Data Protection

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

As of December 31, 2020, 93% of our investment portfolio consisted of debt securities.  As of that date, 64% of our debt securities portfolio was either United States government-backed or rated AAA, and 98% was either rated or classified as investment grade.  Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.

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

The following “risk factors” could materially and adversely affect the Company’s business, operations, reputation, financial position or future financial performance. You should carefully consider each of the following risk factors and the other information contained in this Annual Report on Form 10-K.  The Company faces risks other than those listed here, including those that are unknown to the Company and others of which the Company may be aware but, at present, considers immaterial.  Because of the following factors, as well as other variables affecting the Company’s operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

STRATEGIC RISK FACTORS

1.The Company’s risk management framework could prove inadequate, which could adversely affect the Company

The Company’s risk management framework is designed to identify, monitor and mitigate risks that could have a negative impact on the Company’s financial condition or reputation.  This framework includes departments or groups dedicated to enterprise risk management, information security, disaster recovery and other information technology-related risks, business continuity, legal and compliance, compensation structures and other human resources matters, vendor management and internal audit, among others.  Many of the processes overseen by these departments function at the enterprise level, but many also function through, or rely to a certain degree upon, risk mitigation efforts in local operating groups.  Similarly, with respect to the risks the Company assumes in the ordinary course of its business through the issuance of title insurance policies and the provision of related products and services, the Company employs localized as well as centralized risk mitigation efforts.  These efforts include the implementation of underwriting policies and procedures, automated risk-decisioning tools and other mechanisms for assessing and managing risk.  Underwriting title insurance policies and making other risk-assumption decisions frequently involves a substantial degree of individual judgment and, accordingly, underwriters are maintained at the state, regional, divisional, and corporate levels with varying degrees of underwriting authority.  These individuals may be encouraged by customers or others to assume risks or to expeditiously make risk determinations.  If the Company’s risk mitigation efforts prove inadequate, the Company could be adversely affected.

2.The Company is pursuing various innovative initiatives, which could result in increased title claims or otherwise adversely affect the Company

In an effort to speed the delivery of its products, increase efficiency, improve quality, improve the customer experience and decrease risk, the Company is increasingly utilizing innovative technologies, processes and techniques in the creation of its products and services.  These efforts include streamlining the closing process by converting certain manual processes into automated ones, which the Company believes will improve the customer experience by simplifying and reducing the time it takes to close a transaction, reducing risk and improving communication.  The Company increasingly is employing advanced technologies to automate various processes, including various processes related to the building, maintaining and updating of title plants and other data assets, as well as the search and examination of information in connection with the issuance of title insurance policies.  As a result of the recent reduction in interest rates in connection with the coronavirus pandemic, the Company has experienced a significant increase in refinance orders.  To facilitate the processing of these orders, the Company has expanded the use of certain of these advanced technologies.  Risks from these and other innovative initiatives include those associated with potential defects in the design and development of the technologies used to automate processes, misapplication of technologies, the reliance on data that may prove inadequate, and failure to meet customer expectations, among others.  As a result of these risks, the Company could experience increased claims, reputational damage or other adverse effects, which could be material to the Company.

3.Potentially disruptive innovation in the real estate industry and/or the Company’s participation in these efforts could adversely affect the Company

In addition to the Company’s innovative activities, other participants in the real estate industry are seeking to innovate in ways that could adversely impact the Company’s businesses.  These participants include certain of the Company’s sources of business, competitors and ultimate customers.  Innovations by these participants may change the demand for the Company’s products and services, the manner in which the Company’s products and services are ordered or fulfilled and the revenue or profitability derived from the products and services.  The Company has made and will likely continue to make high-risk, illiquid investments in some of these participants, typically during their early- and growth-stages.  If any of these companies do not succeed, the Company could lose and/or be required to impair all or part of its investment in the unsuccessful company.  The risk of such impairment is generally greater during periods of economic uncertainty, such as that currently being experienced in the United States.  The prospects of these investments also depend on a number of factors in addition to the condition of the general economy, including the general availability of capital, the performance of and volatility in the public markets, the condition of the real estate industry, the competitive environment for such participants and the operational and financial performance of such participants. These investments could also facilitate efforts that ultimately disrupt the Company’s business or enable competitors.  Accordingly, the Company’s efforts to anticipate and participate in these transformations could require significant additional investment and management attention and may not succeed.  These innovative efforts by third parties, and the manner in which the Company, its agents and other industry participants respond to them, could therefore have an adverse effect on the Company.

4.The coronavirus pandemic and the responses thereto could adversely affect the Company

The coronavirus pandemic and responses to it have created significant volatility, uncertainty and disruption in the broader economy.  The extent to which the coronavirus pandemic impacts the Company’s business, operations and financial results will depend on numerous factors that the Company may not be able to accurately predict, including: the duration and scope of the pandemic and restrictions and responses to it; governmental, business and individual actions that have been and continue to be taken in response to the pandemic; the ongoing impact of the pandemic on economic activity and actions taken in response, including the efficacy of governmental relief efforts; the availability and efficacy of vaccines; the effect on participants in real estate transactions and the demand for the Company’s products and services, including as a result of higher unemployment, business closures and economic uncertainty; and the Company’s ability to sell and provide, or its efficiency in selling and providing, its services and solutions, including as a result of illness, travel restrictions, governmental closure orders and partial or full closures of business and government offices.  For example, in the second and third quarters of 2020, the Company experienced a decrease in the number of opened commercial orders relative to the same periods of the prior year, and experienced a decrease in the number of opened residential purchase orders early in the pandemic.  The Company also experienced increased volatility in the Company’s investment portfolio early in the pandemic.  The Company is also taking certain underwriting risks that could result in increased claims.  In addition, the Company has made changes to certain of its production processes that also could result in increased claims.  While the Company is unable to predict the ultimate impact the coronavirus pandemic and related responses will have on its businesses, these events adversely affected the Company early in the pandemic, and still could adversely affect, its business and results of operations and, if prolonged, could materially adversely affect the Company’s financial condition.  The impacts of the coronavirus pandemic may also exacerbate the risks discussed elsewhere in Part I, Item 1A of this Annual Report.

OPERATIONAL RISK FACTORS

5.	Conditions in the real estate market generally impact the demand for a substantial portion of the Company’s products and services and the Company’s claims experience

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

6.	Unfavorable economic conditions adversely affect the Company

Historically, uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, have created a difficult operating environment for the Company’s core title and settlement businesses.  Uncertainty and a deterioration in economic conditions in connection with the coronavirus pandemic adversely affected the Company early in the pandemic.  These conditions also tend to negatively impact the amount of funds the Company receives from third parties to be held in trust pending the closing of commercial and residential real estate transactions.  The Company deposits a substantial portion of these funds, as well as its own funds, with the federal savings bank it owns.  The Company’s bank invests those funds and any realized losses incurred on those investments will be reflected in the Company’s consolidated results.  The likelihood of such losses, which generally would not occur if the Company were to deposit these funds in an unaffiliated entity, increases when economic conditions are unfavorable.  Moreover, during periods of unfavorable economic conditions, the return on these funds deposited at the Company’s bank, as well as funds the Company deposits with third party financial institutions, tends to decline.  Certain rules promulgated in connection with the coronavirus pandemic allow certain borrowers to request forbearance of the payment of their mortgages.  In certain circumstances, if a borrower requests forbearance on a mortgage originated through the Company’s warehouse lender before that mortgage is sold to a third party, the Company’s warehouse lender may have to retain that loan.  In addition, the Company holds investments in entities, such as title agencies and settlement service providers, some of which have been negatively impacted by these conditions, as well as other securities in its investment portfolio, which also may be, and recently have been, negatively impacted by these conditions.  Depending upon the ultimate severity and duration of any economic downturn, the resulting effects on the Company could be materially adverse, including a significant reduction in revenues, earnings and cash flows, challenges to the Company’s ability to satisfy covenants or otherwise meet its obligations under debt facilities, difficulties in obtaining access to capital, challenges to the Company’s ability to pay dividends at currently anticipated levels, deterioration in the value of or return on its investments and increased credit risk from customers and others with obligations to the Company.

7.	Climate change, severe weather conditions, health crises and other catastrophe events could adversely affect the Company

Climate change, global or extensive health crises, severe weather and other catastrophe events could adversely affect the Company.  These include impacts on the results of the Company’s property and casualty insurance business due to any increase in the frequency and severity of wildfires, hurricanes, floods, earthquakes or other catastrophe or severe weather events, as well as increased claims in the Company’s home warranty business.  Home warranty claims, including those pertaining to climate control units, tend to rise as temperatures become extreme, especially in geographies where extreme temperatures are infrequent, and as people spend more time at home, such as during the coronavirus pandemic.  In addition, the Company manages its financial exposure for losses in its title insurance business and in its property and casualty insurance business with third-party reinsurance.  Catastrophic events could adversely affect the cost and availability of that reinsurance.  Moreover, to the extent climate change, health crises, severe weather conditions and other catastrophe events impact companies or municipalities whose securities the Company invests in, the value of its investment portfolio may also decrease due to these factors.  In addition, these factors may impact real estate markets and the broader economy, which could also impact the Company.  The frequency, severity, duration, and geographic location and scope of such health crises, catastrophe and severe whether events are inherently unpredictable, and, therefore, the Company is unable to predict the ultimate impact climate change and such events will have on its businesses.

8.The Company may find it difficult to acquire necessary data

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

9.Changes in the Company’s relationships with large mortgage lenders or government–sponsored enterprises could adversely affect the Company

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

10.A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength could adversely affect the Company

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory capital and surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required.  Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A2” by Moody’s Investor Services, Inc., “A” by Fitch Ratings, Inc., “A-” by Standard & Poor’s Ratings Services and “A” by A.M. Best Company, Inc. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations.  These agencies continually review these ratings and the ratings are subject to change.  Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength.  The Company’s principal title insurance underwriter maintained $1.5 billion of total statutory capital and surplus as of December 31, 2020.  Accordingly, if the ratings or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.

11.The issuance of the Company’s title insurance policies and related activities by title agents, which operate with substantial independence from the Company, could adversely affect the Company

The Company’s title insurance subsidiaries issue a significant portion of their policies through title agents that operate largely independent of the Company.  There is no guarantee that these title agents will fulfill their contractual obligations to the Company, which contracts include limitations that are designed to limit the Company’s risk with respect to their activities.  In addition, regulators are increasingly seeking to hold the Company responsible for the actions of these title agents and, under certain circumstances, the Company may be held liable directly to third parties for actions (including defalcations) or omissions of these agents.  Case law in certain states also suggests that the Company is liable for the actions or omissions of its agents in those states, regardless of contractual limitations.  As a result, the Company’s use of title agents could result in increased claims on the Company’s policies issued through agents and an increase in other costs and expenses.

12.Systems damage, failures, interruptions, cyberattacks and intrusions, and unauthorized data disclosures by the Company or its service providers may disrupt the Company’s business, harm the Company’s reputation, result in material claims for damages or otherwise adversely affect the Company

The Company uses computer systems and other technologies (collectively referred to as “systems”), some of which it owns and manages and some of which are owned and/or managed by third parties, including providers of distributed computing infrastructure platforms commonly known as the “cloud.”  The Company and its agents, suppliers, service providers, and customers use these systems to receive, process, store and transmit business information, including non-public personal information as well as data from suppliers and other information upon which the Company’s business relies.  The Company also uses these systems to manage substantial cash, investment assets, bank deposits, trust assets and escrow account balances on behalf of itself and its customers, among other activities.  Many of the Company’s products, services and solutions involving the use of real property related data are fully reliant on these systems and are only available electronically.  Accordingly, for a variety of reasons, the integrity of these systems and the protection of the information that resides thereon are critically important to the Company’s successful operation.

These systems have been subject to, and are likely to continue to be the target of, computer viruses, cyberattacks, phishing attacks and other malicious activity.  These attacks have increased in frequency and sophistication, including in the wake of the coronavirus pandemic.  The Company’s employees working remotely are more susceptible to social engineering attacks, intrusions and other malicious activity, and this risk has increased given that a substantial number of the Company’s employees are working from home as a result of the coronavirus pandemic.  The Company’s applications and infrastructure also have known and unknown vulnerabilities.  Once identified, the Company’s information technology and information security personnel seek to remediate these vulnerabilities based on the level of risk presented.  For a number of reasons, including the introduction of new vulnerabilities, resource constraints, competing business demands and dependence on third parties, a number of unremediated vulnerabilities will always exist.  Remediation of some vulnerabilities are outside of the control of the Company and third-party remediation efforts may not be timely provided or implemented, even when the level of risk is critical or high.  Further, certain other potential causes of system damage or other negative system-related events are wholly or partially beyond the Company’s control, such as natural disasters, vendor failures to satisfy service level requirements and power or telecommunications failures.  These circumstances could expose the Company to system-related damages, failures, interruptions, cyberattacks and other negative events or could otherwise disrupt the Company’s business and could also result in the loss or unauthorized release, gathering, monitoring or destruction of confidential, proprietary and other information pertaining to the Company, its customers, employees, agents or suppliers.

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

During the third quarter of 2019, the Company concluded an investigation regarding unauthorized access to non-public personal information as a result of a vulnerability in one of the Company’s applications.  The investigation identified imaged documents containing non-public personal information pertaining to 32 consumers that likely were accessed without authorization.  These 32 consumers were notified and offered complimentary credit monitoring services.  This incident triggered numerous federal and state governmental inquiries as well as private lawsuits against the Company.  While the incident is not expected to have a material impact on the Company’s business, it increases the risk associated with any future incidents, particularly the risk of damage to the Company’s reputation.

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

13.Errors and fraud involving the transfer of funds may adversely affect the Company

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

14.The Company’s use of a global workforce involves risks that could adversely affect the Company

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

LEGAL AND COMPLIANCE RISK FACTORS

15.Regulatory oversight and changes in government regulation could require the Company to raise capital, make it more difficult to deploy capital, including dividends to shareholders and repurchases of the Company’s shares, prohibit or limit the Company’s operations, make it more costly or burdensome to conduct such operations or result in decreased demand for the Company’s products and services

Many of the Company’s businesses, including its title insurance, property and casualty insurance, home warranty, banking, trust and wealth management businesses, are regulated by various federal, state, local and foreign governmental agencies.  These and other of the Company’s businesses also operate within statutory guidelines.  The industry in which the Company operates and the markets into which it sells its products are also regulated and subject to statutory guidelines.  In general, in recent years, the Company experienced increasing regulatory oversight and became subject to increasingly complex statutory guidelines.  This is due, among other factors, to the passing of, and significant changes in, laws and regulations pertaining to privacy and data protection and to the Company’s status as a savings and loan holding company.

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

16.Scrutiny of the Company’s businesses and the industries in which it operates by governmental entities and others could adversely affect the Company

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

Governmental entities have routinely inquired into certain practices in the real estate settlement services industry to determine whether certain of the Company’s businesses or its competitors have violated applicable laws, which include, among others, the insurance codes of the various jurisdictions and the Real Estate Settlement Procedures Act and similar state, federal and foreign laws.  The Consumer Financial Protection Bureau (“CFPB”), for example, has actively utilized its regulatory authority over the mortgage and real estate markets by bringing enforcement actions against various participants in the mortgage and settlement industries and we expect that such enforcement activity will intensify.  Departments of insurance in the various states, the CFPB and other federal regulators and applicable regulators in international jurisdictions, either separately or together, also periodically conduct targeted inquiries into the practices of title insurance companies and other settlement services providers in their respective jurisdictions.  Currently, the Company is the subject of a number of regulatory inquiries.

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

17.	Regulation of title insurance rates could adversely affect the Company

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

18.Changes in certain laws and regulations, and in the regulatory environment in which the Company operates, could adversely affect the Company

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

19.	Recent and pending privacy and data protection laws and regulations could adversely affect the Company

An increasing number of federal, state, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data, including the California Consumer Privacy Act, the California Privacy Rights Act and the European Union General Data Protection Regulation.  The effects of these privacy and data protection laws, including the cost of compliance and required changes in the manner in which the Company conducts its business, are not fully known and are potentially significant, and the failure to comply could adversely affect the Company.  The Company has incurred costs to comply with these laws and to respond to inquiries about its compliance with them.

FINANCIAL RISK FACTORS

20.	Failures at financial institutions at which the Company deposits funds could adversely affect the Company

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

21.	Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment.  Finite-lived intangible assets are subject to impairment tests on a periodic basis.  Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends.  These and other factors could lead to a conclusion that goodwill or other intangible assets are impaired, in which case the Company would be required to write off the portion believed to be impaired.  In the third quarter of 2020, the Company committed to a plan to sell its property and casualty insurance business, which triggered goodwill and other intangible assets impairment tests.  Based on the results of the impairment tests, the Company recorded pretax impairment losses to goodwill and other intangible assets of $34.2 million and $3.2 million, respectively, for the third quarter of 2020. Total goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of December 31, 2020 are $1.6 billion.  Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

22.	Uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark may affect the Company’s cost of capital and net investment income

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

23.	The Company’s investment portfolio is subject to certain risks and could experience losses

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

24.	Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  In uncertain economic times, such as those currently being experienced as a result of the coronavirus pandemic, an even larger change is more likely.  As examples, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $134.3 million, and if expected ultimate losses for those same years were to fluctuate by 100 basis points, the resulting impact would be $268.5 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

25.

As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds.  If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders.  Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited.  As of December 31, 2020, under such regulations, the maximum amount available in 2021 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $555.4 million and loans and advances of $115.6 million.

GENERAL RISK FACTORS

26.

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

Each of our business segments uses our executive offices in Santa Ana, California.  This office campus consists of five office buildings, a technology center and a two-story parking structure, totaling approximately 490,000 square feet.  Three office buildings, totaling approximately 210,000 square feet, and the fixtures thereto and underlying land, are subject to a deed of trust and security agreement securing payment of a promissory note evidencing a loan made in October 2003, to our principal title insurance subsidiary in the original sum of $55 million.  This loan is payable in monthly installments of principal and interest, is fully amortizing and matures November 1, 2023.  The outstanding principal balance of this loan was $12.0 million as of December 31, 2020.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries improperly charged fees for products and services, improperly performed debt collection practices, improperly handled property and casualty claims and gave items of value to builders as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

•	Antao Properties LLC vs. First American Title Insurance Company, filed on November 6, 2019 and pending in the United States District Court for the Middle District of Florida,
•	Seymour vs. First American Title Insurance Company, et al., filed on January 12, 2021 and pending in the Superior Court of the State of California, County of Santa Barbara,
•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017 and pending in the Superior Court of the State of California, County of Sacramento, and
•	Wilmot vs. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

These lawsuits are putative class actions for which a class has not been certified; however, the appellate court has remanded the Wilmot action back for certification of a subclass.  For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

The Company and/or its subsidiaries are also parties to consumer class actions and a securities class action in connection with the information security incident that occurred during the second quarter of 2019.  All of these lawsuits are putative class actions for which a class has not been certified.  For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

While some of the lawsuits described above may be material to the Company’s financial results in any particular period if an unfavorable outcome results, the Company does not believe that any of these lawsuits will have a material adverse effect on the Company’s overall financial condition, results of operations or cash flows.

In addition, the Company and its Board of Directors and certain executives are parties to a shareholder derivative action, Hollett vs. Gilmore, et al., filed on November 25, 2020 and pending in the United States District Court for the Central District of California.  The allegations arise out of the information security incident that occurred during the second quarter of 2019 and the resulting legal proceedings and disclosures made at the time of the incident. While the ultimate disposition is not yet determinable, the Company does not believe it will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company also is a party to non-ordinary course lawsuits other than those described above.  With respect to these lawsuits, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and wealth management businesses are regulated by various federal, state and local governmental agencies.  Many of the Company’s other businesses operate within statutory guidelines.  Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies.  Currently, governmental agencies are examining or investigating certain of the Company’s operations. These exams and investigations include an inquiry by the New York Attorney General and the Massachusetts Attorney General into competitive practices in the title insurance industry.  With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company records a liability representing its best estimate of the financial exposure based on known facts.  While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Some of these exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Furthermore, these exams and investigations include two investigations initiated in connection with the information security incident that occurred during the second quarter of 2019, one being conducted by the Securities and Exchange Commission (“SEC”) enforcement staff and the other by the New York Department of Financial Services.  The SEC enforcement staff is questioning the adequacy of disclosures the Company made at the time of the incident and the adequacy of its disclosure controls.  In September 2020, the Company received a Wells Notice informing the Company that the enforcement staff has made a preliminary determination to recommend a filing of an enforcement action by the SEC against the Company.   The Company believes that its disclosures and disclosure controls complied with the securities laws and has availed itself of the opportunity to provide a response to convince the SEC that an enforcement action is inappropriate under the circumstances.  The New York Department of Financial Services has alleged violations of its cyber security requirements for financial services companies and has filed a statement of charges and scheduled an administrative hearing in connection therewith.  While the ultimate dispositions of the SEC and New York Department of Financial Services matters are not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $15.7 million, which is based on the exchange rate as of, and includes interest charges through, December 31, 2020. As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Accordingly, the Company filed a notice of appeal with the Canadian taxing authority in March 2020.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF).  The approximate number of record holders of common stock on February 9, 2021, was 2,200.

In January 2021, the Company’s board of directors declared a cash dividend of $0.46 per share.  We expect that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time. In addition, the ability to pay dividends also is potentially affected by the restrictions described in Note 3 Statutory Restrictions on Investments and Stockholders’ Equity to the consolidated financial statements included in “Item 8.  Financial Statements and Supplementary Data” of Part II of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by the Company on March 16, 2011 and expanded on March 11, 2014, which program was terminated on November 3, 2020, the Company was authorized to repurchase up to $250.0 million of the Company’s issued and outstanding common stock.  Pursuant to the share repurchase program initially announced by the Company on November 4, 2020, which program has no expiration date, the Company may repurchase up to $300.0 million of the Company’s issued and outstanding common stock.  The following table describes purchases by the Company under the share repurchase programs that settled during each period set forth in the table.  Prices in column (b) include commissions.  Cumulatively, as of November 3, 2020, the termination date of the program initially announced in March 2014, the Company had repurchased $169.0 million (including commissions) of its shares under the program.  Cumulatively, as of December 31, 2020, the Company had repurchased $58.0 million (including commissions) of its shares authorized under the November 2020 program and had the authority to repurchase an additional $242.0 million (including commissions) under that program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 to October 31, 2020	172,925	$47.44	172,925	$84,502,964
November 1, 2020 to November 30, 2020	676,272	48.33	676,272	270,843,728
December 1, 2020 to December 31, 2020	568,270	50.77	568,270	241,994,465
Total	1,417,467	$49.20	1,417,467	$241,994,465

Unregistered Sales of Equity Securities

During the year ended December 31, 2020, the Company did not issue any unregistered common stock.

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

The following graph compares the cumulative total stockholder return on the Company’s common stock with the corresponding cumulative total returns of the Russell 1000 Index and an industry peer group for the period from December 31, 2015 through December 31, 2020.  The comparison assumes an investment of $100 on December 31, 2015 and reinvestment of dividends. This historical performance is not indicative of future performance.

Comparison of Cumulative Total Returns
Among First American Financial Corp., Custom Peer Group
and Russell 1000 Index
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
First American Financial Corp
Custom Peer Group
Russell 1000 Index

Comparison of Cumulative Total Return

	First American Financial Corporation (FAF) (1)	Custom Peer Group (1)(2)	Russell 1000 Index (1)
December 31, 2015	$100	$100	$100
December 31, 2016	$105	$119	$112
December 31, 2017	$166	$137	$136
December 31, 2018	$136	$136	$130
December 31, 2019	$184	$179	$171
December 31, 2020	$168	$164	$206

(1)	As calculated by Bloomberg Financial Services including reinvestment of dividends.
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

The selected historical consolidated financial data for First American Financial Corporation (the “Company”) as of and for each of the five years in the period ended December 31, 2020, have been derived from the Company’s consolidated financial statements.  The selected historical consolidated financial data should be read in conjunction with “Item 8. Financial Statements and Supplementary Data,” “Item 1—Business,” and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

First American Financial Corporation and Subsidiary Companies

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except percentages, per share amounts and employee data)
Revenues	$7,086,667	$6,202,061	$5,747,844	$5,772,363	$5,575,846
Net income	$700,496	$709,848	$475,898	$421,863	$343,476
Net income (loss) attributable to noncontrolling interests	$4,067	$2,438	$1,402	$(1,186)	$483
Net income attributable to the Company	$696,429	$707,410	$474,496	$423,049	$342,993
Total assets	$12,795,988	$11,519,167	$10,630,635	$9,573,222	$8,831,777
Notes and contracts payable	$1,010,756	$728,232	$732,019	$732,810	$736,693
Stockholders’ equity	$4,909,972	$4,420,484	$3,741,881	$3,479,955	$3,008,179
Return on average stockholders’ equity	14.9%	17.3%	13.1%	13.0%	11.9%
Dividends on common shares	$198,663	$188,440	$178,487	$159,284	$131,541
Per share of common stock (Note A)—
Net income attributable to the Company:
Basic	$6.18	$6.26	$4.21	$3.79	$3.10
Diluted	$6.16	$6.22	$4.19	$3.76	$3.09
Stockholders’ equity	$44.49	$39.30	$33.56	$31.37	$27.36
Cash dividends declared	$1.78	$1.68	$1.60	$1.44	$1.20
Number of common shares outstanding
Weighted-average during the year:
Basic	112,746	113,080	112,613	111,668	110,548
Diluted	113,020	113,655	113,279	112,435	111,156
End of year	110,353	112,476	111,496	110,925	109,944
Other Operating Data:
Title orders opened (Note B)	1,471	1,093	982	1,069	1,281
Title orders closed (Note B)	1,044	796	731	824	958
Number of employees (Note C)	19,597	18,412	18,251	18,705	19,531

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

This Management’s Discussion and Analysis contains the financial measure adjusted debt to capitalization ratio that is not presented in accordance with generally accepted accounting principles (“GAAP”), as it excludes the effect of secured financings payable.  The Company is presenting this non-GAAP financial measure because it provides the Company’s management and readers of this Annual Report on Form 10-K with additional insight into the financial leverage of the Company.  The Company does not intend for this non-GAAP financial measure to be a substitute for any GAAP financial information.  In this Annual Report on Form 10-K, this non-GAAP financial measure has been presented with, and reconciled to, the most directly comparable GAAP financial measure.  Readers of this Annual Report on Form 10-K should use this non-GAAP financial measure only in conjunction with the comparable GAAP financial measure.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and reflect the consolidated operations of the Company.  The consolidated financial statements include the accounts of First American Financial Corporation and all controlled subsidiaries.  All significant intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary, are accounted for using the equity method of accounting.  Equity investments in which the Company does not exercise significant influence over the investee and without readily determinable fair values are accounted for at cost, less impairment, and are adjusted up or down for any observable price changes.

Reportable Segments

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally.  This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant data and records; provides appraisals and other valuation-related products and services; provides lien release, document custodial and default-related products and services; and provides warehouse lending services and banking,  trust and wealth management services.  The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents.  Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories.  The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets.

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products.  The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage.  This business is licensed to issue policies in all 50 states and the District of Columbia.  The majority of policy liability is in the western United States, including approximately 59% in California. The home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period.  This business currently operates in 35 states and the District of Columbia.

In the third quarter of 2020, the Company initiated a plan to sell the property and casualty insurance business.  In the fourth quarter of 2020, the Company, as a result of the sale process, determined to pursue a book transfer rather than a sale. In January 2021, the Company entered into book transfer agreements with two third-party insurers, which will provide qualifying agents and customers of the Company an opportunity to transfer their policies.  The Company expects the transfers to be completed by the end of the third quarter of 2022.  The Company will seek to non-renew policies that are not transferred.

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

For recent policy years at early stages of development (generally the last three years), IBNR is generally estimated using a combination of expected loss rate and multiplicative loss development factor calculations.  For more mature policy years, IBNR generally is estimated using multiplicative loss development factor calculations.  The expected loss rate method estimates IBNR by applying an expected loss rate to total title insurance premiums and escrow fees and by adjusting for policy year maturity using estimated loss development patterns.  Multiplicative loss development factor calculations estimate IBNR by applying factors derived from loss development patterns to losses realized to date.  The expected loss rate and loss development patterns are based on historical experience and the relationship of the history to the applicable policy years.

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

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  In uncertain economic times, such as those currently being experienced as a result of the coronavirus pandemic, an even larger change is more likely.  As examples, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $134.3 million, and if expected ultimate losses for those same years were to fluctuate by 100 basis points, the resulting impact would be $268.5 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

The reserve for property and casualty insurance losses reflects management’s best estimate of the amount necessary to settle all reported and unreported claims for the ultimate cost of insured losses based upon the facts of each case and the Company’s experience with similar cases.  The Company also utilizes the services of an independent actuary as part of its reserve analysis.  Because the establishment of appropriate reserves, including reserves for catastrophes, is an inherently uncertain and complex process, the ultimate cost of insured losses may be more or less than the reserve amount.  Reserve estimates are regularly analyzed and updated to reflect the most current information available.

The Company provides for claims losses relating to its home warranty business based on the average cost per claim and historical loss experience as applied to the total of current claims incurred.  The average cost per home warranty claim is calculated using the average of the most recent 12 months of claims experience adjusted for estimated future increases in costs.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	December 31, 2020		December 31, 2019
Known title claims	$64,601	5.5%	$83,382	7.8%
IBNR title claims	1,025,761	87.1%	903,994	85.1%
Total title claims	1,090,362	92.6%	987,376	92.9%
Non-title claims	87,642	7.4%	75,668	7.1%
Total loss reserves	$1,178,004	100.0%	$1,063,044	100.0%

Activity in the reserve for known title claims is summarized as follows:

	December 31,
	2020	2019	2018
	(in thousands)
Balance at beginning of year	$83,382	$80,306	$83,094
Provision transferred from IBNR title claims related to:
Current year	19,843	19,783	17,770
Prior years	125,227	143,372	147,271
	145,070	163,155	165,041
Payments, net of recoveries, related to:
Current year	17,582	16,297	14,338
Prior years	146,522	145,910	151,433
	164,104	162,207	165,771
Other	253	2,128	(2,058)
Balance at end of year	$64,601	$83,382	$80,306

The provision transferred from IBNR title claims related to current year increased by $0.1 million in 2020 from 2019 and increased by $2.0 million in 2019 from 2018 and payments, net of recoveries, related to current year increased by $1.3 million in 2020 from 2019 and increased by $2.0 million in 2019 from 2018, reflecting variability in claims volumes characteristic of a policy year during its first year of development.

The provision transferred from IBNR title claims related to prior years decreased by $18.1 million, or 12.7%, in 2020 from 2019 and decreased by $3.9 million, or 2.6%, in 2019 from 2018.  Payments, net of recoveries, related to prior years increased by $0.6 million, or 0.4%, in 2020 from 2019 and decreased by $5.5 million, or 3.6%, in 2019 from 2018.  Generally, the provision transferred from IBNR title claims and payments are expected to decline with the runoff of older policy years that have higher expected ultimate losses, particularly policy years 2005 through 2008.

Activity in the reserve for IBNR title claims is summarized as follows:

	December 31,
	2020	2019	2018
	(in thousands)
Balance at beginning of year	$903,994	$877,134	$875,724
Provision related to:
Current year	236,225	182,450	173,520
Prior years	26,231	—	—
	262,456	182,450	173,520
Provision transferred to known title claims related to:
Current year	19,843	19,783	17,770
Prior years	125,227	143,372	147,271
	145,070	163,155	165,041
Other	4,381	7,565	(7,069)
Balance at end of year	$1,025,761	$903,994	$877,134

“Other” activity primarily includes foreign currency translation gains and losses and ceded reinsurance claims.

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 5.0% for the year ended December 31, 2020 and 4.0% for the years ended December 31, 2019 and 2018, respectively.  The current year rate of 5.0% reflects an ultimate loss rate of 4.5% for the current policy year and a net increase in the loss reserve estimates for prior policy years of 0.5% or $26.2 million.

The provision related to current year increased by $53.8 million, or 29.5%, in 2020 from 2019 as a result of a higher current year provision of 4.5% in 2020 compared to 4.0% in 2019 and increases in title premiums and escrow fees in 2020 from 2019.  The provision related to current year increased by $8.9 million, or 5.1%, in 2019 from 2018, as a result of increases in title premiums and escrow fees in 2019 from 2018.

For further discussion of title provision recorded in 2020, 2019 and 2018, see Results of Operations, page 42.

Fair value of investment portfolio.    The Company categorizes the fair values of its debt and equity securities using a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and the Company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.  The hierarchy level assigned to each security in the Company’s investment portfolio was based on management’s assessment of the transparency and reliability of the inputs used to estimate the fair values at the measurement date.  See Note 17 Fair Value Measurements to the consolidated financial statements for a more detailed description of the three-level hierarchy and a description for each level.

The valuation techniques and inputs used to estimate the fair values of the Company’s debt and equity securities are summarized as follows:

Fair value of debt securities

The fair values of debt securities were based on the market values obtained from independent pricing services that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established, independent broker-dealers.  The independent pricing services monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants.  The pricing services utilize the market approach in determining the fair values of the debt securities held by the Company.  The Company obtains an understanding of the valuation models and assumptions utilized by the services and has controls in place to determine that the values provided represent fair values.  The Company’s validation procedures include comparing prices received from the pricing services to quotes received from other third-party sources for certain securities with market prices that are readily verifiable.  If the price comparison results in differences over a predefined threshold, the Company will assess the reasonableness of the changes relative to prior periods given the prevailing market conditions and assess changes in the issuers’ credit worthiness, performance of any underlying collateral and prices of the instrument relative to similar issuances.  To date, the Company has not made any material adjustments to the fair value measurements provided by the pricing services.

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

Credit losses on debt securities

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

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is impaired and it is written down to fair value with all losses recognized in earnings.  As of December 31, 2020, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

The Company recognized impairment losses, net of reversals, of $3.2 million resulting from credit-related factors during 2020.  The Company did not recognize any impairment losses related to its debt securities for 2019 and 2018.

Fair value of equity securities

The fair values of equity securities, including preferred and common stocks, were based on quoted market prices for identical assets that are readily and regularly available in an active market.

Litigation and regulatory contingencies.    The Company and its subsidiaries are parties to a number of ongoing routine and non-ordinary course legal proceedings.  For those lawsuits where the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded.  Actual losses may materially differ from the amounts recorded.  For a substantial majority of the non-ordinary course lawsuits it is not possible to assess the probability of loss.  Most of these non-ordinary course lawsuits are putative class actions which require a plaintiff to satisfy a number of procedural requirements before proceeding to trial.  As a result of, among other factors, ambiguities and inconsistencies in the laws applicable to the Company’s business and the uniqueness of the factual issues presented in any given lawsuit, the Company often cannot determine the probability of loss until a court has finally determined that a plaintiff has satisfied applicable procedural requirements.  Furthermore, because most of these non-ordinary course lawsuits are putative class actions, it is often impossible to estimate the possible loss or a range of loss, even where the Company has determined that a loss is reasonably possible.  In addition, many of the Company’s businesses are regulated by various federal, state, local and foreign governmental agencies and are subject to numerous statutory guidelines.  These regulations and statutory guidelines often are complex, inconsistent or ambiguous, which results in additional uncertainty as to the outcome of a given lawsuit—including the amount of damages a plaintiff might be afforded—or makes it difficult to analogize experience in one case or jurisdiction to another case or jurisdiction.

Business combinations.    The Company allocates the fair value of purchase consideration to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values.  The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill.  When determining the fair values of assets acquired and liabilities assumed, management makes estimates and assumptions, especially with respect to intangible assets.

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

Management’s quantitative impairment testing compares the fair value of each reporting unit to its carrying amount.  The fair value of each reporting unit is determined by using discounted cash flow analysis and, where appropriate, market approach valuations.  If the fair value of the reporting unit exceeds its carrying amount, the goodwill is not considered impaired and no additional analysis is required.  However, if the carrying amount is greater than the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized limited to the total amount of goodwill allocated to that reporting unit.

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

In the third quarter of 2020, the Company initiated a plan to sell its property and casualty insurance business, which triggered a goodwill impairment test for the property and casualty insurance reporting unit.  Based on the results of the goodwill impairment test, the Company determined that the fair value of the property and casualty insurance reporting unit was less than its carrying amount.  As a result, the Company recorded an impairment loss to goodwill of $34.2 million for 2020. See Note 2 Disposition of the Property and Casualty Insurance Business to the consolidated financial statements for further information on the disposition of the business.  For 2019 and 2018, the Company performed quantitative impairment tests and determined that the fair value of its property and casualty insurance reporting unit exceeded the carrying amount and, therefore, no additional analysis was required.

The Company chose to forego qualitative assessments for its title insurance and home warranty reporting units for 2020 and performed quantitative impairment tests.  Based on the results of these tests, the Company determined that the fair values for both reporting units exceeded their carrying amounts and, therefore, no additional analysis was required.  The results of the Company’s qualitative assessments in 2019 and 2018 for its title insurance and home warranty reporting units supported the conclusion that their fair values were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary.  As a result of the Company’s annual goodwill impairment assessments for the title insurance and home warranty reporting units, the Company did not record any goodwill impairment losses for 2020, 2019 or 2018.

Impairment of property and equipment.    Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable.  If the undiscounted cash flow analysis indicates that the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying amount over its fair value.  In connection with the Company’s decision in the third quarter of 2020 to sell the property and casualty insurance business, it recognized impairment losses on its software of $17.6 million for 2020.  See Note 2 Disposition of the Property and Casualty Insurance Business to the consolidated financial statements for further information on the disposition of the business.  Impairment losses on property and equipment for 2019 primarily related to impairments of $6.0 million on internally developed software.  Impairment losses on property and equipment for 2018 were insignificant.

Impairment of lease assets.    Management recognizes an impairment loss when the carrying amount of a lease asset is not recoverable and exceeds its fair value.  The carrying amount is considered not recoverable if it exceeds the sum of the undiscounted future cash flows that are directly associated with, and that are expected to arise as a result of, the use and eventual disposition of the lease asset.  An impairment loss is measured as the amount by which the carrying amount of a lease asset exceeds its fair value.  Impairment losses related to the Company’s commercial real estate may occur if the Company ceased using all, or a portion of, a leased property while a contractual obligation remains.  Impairment losses related to commercial real estate leases were $1.0 million and $7.5 million for 2020 and 2019, respectively.  Prior to 2019, operating lease commitments were not recognized as assets on the balance sheet.  For further information on the Company’s leasing arrangements see Note 1 Basis of Presentation and Significant Accounting Policies and Note 7 Leases to the consolidated financial statements.

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

Recently Adopted Accounting Pronouncements:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued updated guidance intended to reduce potential diversity in practice in accounting for the costs of implementing cloud computing arrangements (i.e., hosting arrangements) that are service contracts.  The updated guidance aligns the requirements for capitalizing implementation costs for these arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance on a prospective basis, effective January 1, 2020, did not have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued updated guidance intended to simplify how an entity tests goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under the updated guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized limited to the total amount of goodwill allocated to that reporting unit.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance on a modified-retrospective basis, effective January 1, 2020, did not have a material impact, except for the disclosure requirements, on the Company’s consolidated financial statements.  See Note 1 Basis of Presentation and Significant Accounting Policies, Note 4 Debt and Equity Securities and Note 5 Allowance for Credit Losses – Accounts Receivable to the consolidated financial statements for further information on the Company’s credit losses.

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

The Company’s total revenues for 2020 were $7.1 billion, which reflected an increase of $884.6 million, or 14.3%, when compared with $6.2 billion for 2019.  This increase was primarily attributable to increases in direct premiums and escrow fees of $328.3 million, or 12.3%, agent premiums of $386.3 million, or 16.3%, and information and other revenue of $225.5 million, or 28.6%, offset by a decline in investment income of $94.1 million, or 29.8%.  The Company’s total revenues for 2020 also included $105.0 million of net realized investment gains compared to $66.4 million for the prior year.  The increase in direct premiums and escrow fees attributable to the title insurance and services segment was $301.9 million, or 13.8%.  Direct premiums and escrow fees in the title insurance and services segment from domestic residential refinance and residential purchase transactions increased $340.5 million, or 113.2%, and $98.2 million, or 10.4%, respectively, in 2020 when compared to 2019.  Direct premiums and escrow fees in the title insurance and services segment from commercial transactions decreased $128.9 million, or 16.8%, when compared to 2019.

According to the Mortgage Bankers Association’s January 20, 2021 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 58.6% in 2020 when compared with 2019.  According to the MBA Forecast, the dollar amount of purchase originations increased 16.2% and refinance originations increased 109.0%.  This volume of domestic residential mortgage origination activity contributed to increases in direct premiums and escrow fees for the Company’s direct title operations of 10.4% from domestic residential purchase transactions and 113.2% from domestic refinance transactions in 2020 when compared to 2019.

During 2020, the level of domestic title orders opened per day by the Company’s direct title operations increased 34.0% when compared to 2019.  Residential refinance opened orders per day increased by 103.1%, residential purchase opened orders per day increased by 4.2%, and commercial opened orders per day decreased 9.1% in 2020 when compared to 2019.

In the third quarter of 2020, the Company initiated a plan to sell its property and casualty insurance business.  As a result of this decision, the Company remeasured the assets and liabilities of its property and casualty insurance business at estimated fair value, less costs to sell, and recorded impairment losses to goodwill, other intangible assets, property and equipment and other assets totaling $54.9 million in 2020.  The impairment losses are included in impairments on disposal of business on the consolidated statements of income and in the operating results of the specialty insurance segment. In the fourth quarter of 2020, the Company, as a result of the sale process, determined to pursue a book transfer rather than a sale.  In January 2021, the Company entered into book transfer agreements with two third-party insurers, which will provide qualifying agents and customers of the Company an opportunity to transfer their policies.  The Company expects the transfers to be completed by the end of the third quarter of 2022.  The Company will seek to non-renew policies that are not transferred.

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

In addition to the Company’s innovative activities, other participants in the real estate industry are seeking to innovate in ways that could impact the Company’s businesses.  These participants include certain of the Company’s sources of business, competitors and ultimate customers.  Innovations by these participants may change the demand for the Company’s products and services, the manner in which the Company’s products and services are ordered or fulfilled and the revenue or profitability derived from the products and services.  The Company has made and will likely continue to make high-risk, illiquid investments in some of these participants, typically during their early- and growth-stages.  If any of these companies do not succeed, the Company could lose and/or be required to impair all or part of its investment in the unsuccessful company.  While the risk of failure or impairment for these investments is greater during periods of economic uncertainty, such as that currently being experienced in the United States, the Company is aware of certain circumstances involving one or more of these investments and currently expects that within the next several quarters it will realize a gain on one or more of these investments and those gain(s), either individually or in the aggregate, could be material to the Company’s financial results in any particular period.  Whether the Company realizes such future gain(s), and the amount and, consequently, the materiality of such gain(s), is dependent upon a number of factors in addition to the condition of the general economy, including the general availability of capital, the performance of and volatility in the public markets, changes in the condition of the real estate industry, changes in the competitive environment for such participants and changes in the operational and financial performance of such participants.  These investments could also facilitate efforts that ultimately disrupt the Company’s business or enable competitors.  Accordingly, the Company’s efforts to anticipate and participate in these transformations could require significant additional investment and management attention and may not succeed. Subject to the foregoing, the ultimate degree to which these and other innovations in the real estate industry will impact the Company’s business and results of operations is uncertain.

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

Coronavirus Pandemic Update

The coronavirus pandemic and responses to it have created significant volatility, uncertainty and disruption in the broader economy. The extent to which the coronavirus pandemic impacts the Company’s business, operations and financial results will depend on numerous factors that the Company may not be able to accurately predict, including: the duration and scope of the pandemic and restrictions and responses to it; governmental, business and individual actions that have been and continue to be taken in response to the pandemic; the ongoing impact of the pandemic on economic activity and actions taken in response, including the efficacy of governmental relief efforts; the availability and efficacy of vaccines; the effect on participants in real estate transactions and the demand for the Company’s products and services, including as a result of higher unemployment, business closures and economic uncertainty; and the Company’s ability to sell and provide its services and solutions, including as a result of illness, travel restrictions, governmental closure orders and partial or full closures of business and government offices.

The Company’s residential purchase business experienced a decline in April 2020 with purchase orders opened by the Company’s direct title operations down significantly compared to April 2019.  Government responses to the pandemic, however, resulted in low mortgage interest rates that stimulated residential refinance activity and improved housing affordability, leading to an elevated number of closed orders for both residential refinance and purchase transactions later in 2020.  The Company expects this elevated level of activity to continue well into 2021.

The Company’s commercial business experienced a more persistent decline in order volumes beginning in April 2020, however, in the fourth quarter activity returned to historical levels with the recovery varying by asset class.

Title Insurance and Services

	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums and escrow fees	$2,489,992	$2,188,056	$2,052,951	$301,936	13.8	$135,105	6.6
Agent premiums	2,759,455	2,373,140	2,284,906	386,315	16.3	88,234	3.9
Information and other	1,000,805	776,124	770,725	224,681	28.9	5,399	0.7
Net investment income	199,228	282,910	223,318	(83,682)	(29.6)	59,592	26.7
Net realized investment gains (losses)	86,194	55,722	(49,119)	30,472	54.7	104,841	213.4
	6,535,674	5,675,952	5,282,781	859,722	15.1	393,171	7.4
Expenses
Personnel costs	1,834,832	1,701,742	1,671,846	133,090	7.8	29,896	1.8
Premiums retained by agents	2,184,420	1,874,266	1,799,836	310,154	16.5	74,430	4.1
Other operating expenses	999,701	805,480	793,364	194,221	24.1	12,116	1.5
Provision for policy losses and other claims	262,456	182,450	173,520	80,006	43.9	8,930	5.1
Depreciation and amortization	141,292	121,643	119,053	19,649	16.2	2,590	2.2
Premium taxes	69,256	62,938	62,646	6,318	10.0	292	0.5
Interest	18,211	15,220	7,513	2,991	19.7	7,707	102.6
	5,510,168	4,763,739	4,627,778	746,429	15.7	135,961	2.9
Income before income taxes	$1,025,506	$912,213	$655,003	$113,293	12.4	$257,210	39.3
Margins	15.7%	16.1%	12.4%	(0.4)%	(2.5)	3.7%	29.8

Direct premiums and escrow fees increased $301.9 million, or 13.8%, in 2020 from 2019 and $135.1 million, or 6.6%, in 2019 from 2018.  The increase in direct premiums and escrow fees in 2020 from 2019 was primarily due to increases in the number of domestic title orders closed by the Company’s direct title operations, partially offset by decreases in the average domestic revenues per order closed.  The increase in direct premiums and escrow fees in 2019 from 2018 was primarily due to an increase in the domestic title orders closed by the Company’s direct title operations, partially offset by a decrease in domestic average revenues per order closed.  The domestic average revenues per order closed were $2,232, $2,558 and $2,600 for 2020, 2019 and 2018, respectively.  The 12.7% decrease in average revenues per order closed in 2020 from 2019 was primarily due to a shift in the mix of direct revenues generated from higher premium commercial products to lower premium residential refinance products.  The 1.6% decrease in average revenues per order closed in 2019 from 2018 was primarily due to a shift in the mix of direct revenues generated from higher premium commercial products to lower premium residential refinance products, partially offset by higher revenues per order from commercial transactions and higher residential real estate values.  The Company’s direct title operations closed 1,043,800, 795,800 and 730,800 domestic title orders during 2020, 2019 and 2018, respectively.  The 31.2% increase in orders closed in 2020 from 2019 and the 8.9% increase in orders closed in 2019 from 2018 were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums increased $386.3 million, or 16.3%, in 2020 from 2019 and $88.2 million, or 3.9%, in 2019 from 2018.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.  As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums.  Therefore, full year agent premiums typically reflect mortgage origination activity from the fourth quarter of the prior year through the third quarter of the current year. The increase in agent premiums in 2020 from 2019 was generally consistent with the 11.4% increase in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2020 as compared with the twelve months ended September 30, 2019.  The increase in agent premiums in 2019 from 2018 was generally consistent with the 2.6% increase in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2019 as compared with the twelve months ended September 30, 2018.

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

Information and other revenues increased $224.7 million, or 28.9%, in 2020 from 2019 and $5.4 million, or 0.7%, in 2019 from 2018.  The increase in information and other revenues in 2020 from 2019 was primarily attributable to revenues from recent acquisitions of $80.1 million for 2020; growth in mortgage origination activity that led to higher demand for the Company’s title information products; and revenues from services provided to support a temporary government program related to the coronavirus pandemic in Canada.  The increase in information and other revenues in 2019 from 2018 was primarily attributable to the growth in real estate transactions and mortgage origination activity that led to higher demand for the Company’s title information products, partially offset by changes in certain contractual arrangements that require the netting of production related costs against related revenues and lower demand for the Company’s default information products due to a decrease in loss mitigation activities.

Net investment income decreased $83.7 million, or 29.6%, in 2020 from 2019 and increased $59.6 million, or 26.7%, in 2019 from 2018.  The decrease in 2020 from 2019 was primarily attributable to lower short-term interest rates, which drove lower income from the Company’s cash and investment portfolio, escrow balances and tax-deferred property exchange business.  The increase in 2019 from 2018 was primarily attributable to higher average balances due primarily to strength in the Company’s commercial business and higher short-term interest rates, which drove higher income from the Company’s cash and investment portfolio, tax-deferred property exchange business and escrow balances.

Net realized investment gains totaled $86.2 million for 2020 and were primarily from increases in the fair values of equity securities of $38.7 million and gains from the sales of debt securities.  Net realized investment gains for 2020 also include gains recognized on certain non-marketable investments.  Net realized investment gains were $55.7 million for 2019 and were primarily from an increase in the fair values of equity securities of $56.3 million.  Net realized investment losses were $49.1 million for 2018 and were primarily from a decrease in the fair values of equity securities of $32.6 million and losses from the sales of debt securities.  Net realized investment gains for 2020, 2019 and 2018 included impairment losses of $0.6 million, $7.8 million and $1.1 million, respectively.  The impairment losses in 2020, 2019 and 2018 primarily related to internally developed software and the retirement of a trade name, respectively.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs.  This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs increased $133.1 million, or 7.8%, in 2020 from 2019 and $29.9 million, or 1.8%, in 2019 from 2018. The increase in personnel costs in 2020 from 2019 was primarily attributable to the impact of new acquisitions, which totaled $37.0 million for 2020, and higher incentive compensation, salary, overtime and temporary labor expenses, partially offset by lower employee benefit expense.  The increase in incentive compensation expense were due to higher revenue and profitability. The increases in salary expense were due to higher average salaries and higher headcount.  The increases in overtime and temporary labor expenses were driven by higher volumes.  The decreases in employee benefit expense were primarily due to the impact of lower expense related to the Company’s expected 401(k) saving plan match.  The increase in personnel costs was also partially attributable to increased share-based compensation expense due to a higher dollar value of restricted stock units granted in the first quarter of 2020 related to 2019 performance.  The increase in personnel costs in 2019 from 2018 was primarily attributable to higher incentive compensation, employee benefit and overtime expenses, partially offset by lower salary, payroll tax and severance expenses.  The increase in incentive compensation expense was due to the Company’s higher profitability.  The increase in employee benefit costs was due to a higher expected 401(k) savings plan match driven by improved financial results.  The decrease in salary and payroll tax expense was driven by lower average headcount in 2019 when compared with 2018.  Personnel costs included severance expenses of $5.6 million, $6.5 million and $15.2 million for 2020, 2019 and 2018, respectively.

The Company continues to closely monitor order volumes and related staffing levels and intends to adjust staffing levels as considered necessary.  The Company’s direct title operations opened 1,470,900, 1,093,000 and 981,800 domestic title orders in 2020, 2019 and 2018, respectively, representing an increase of 34.6% in 2020 from 2019 and an increase of 11.3% in 2019 from 2018.

A summary of premiums retained by agents and agent premiums is as follows:

	2020	2019	2018
	(in thousands, except percentages)
Premiums retained by agents	$2,184,420	$1,874,266	$1,799,836
Agent premiums	$2,759,455	$2,373,140	$2,284,906
% retained by agents	79.2%	79.0%	78.8%

The premium split between underwriter and agents is in accordance with the respective agency contracts and can vary from region to region due to divergences in real estate closing practices and state regulations.  As a result, the percentage of title premiums retained by agents can vary due to the geographic mix of revenues from agency operations.  The changes in the percentage of title premiums retained by agents in 2020 from 2019 and in 2019 from 2018 were primarily due to changes in the geographic mix of agency revenues.

Other operating expenses (principally related to direct operations) increased $194.2 million, or 24.1%, in 2020 from 2019 and $12.1 million, or 1.5%, in 2019 from 2018.  The increase in 2020 from 2019 in other operating expenses was primarily attributable to higher production related costs due to increased transaction volumes; the impact of new acquisitions, which totaled $33.3 million for 2020; professional services expense, software expense, and computer hardware related costs, partially offset by lower travel and entertainment expenses.  The increase in 2019 from 2018 in other operating expenses was primarily attributable to higher software expense, higher production related costs driven by the growth in transaction activity, and impairments related to certain leases that were impacted by the consolidation of office locations from a previous acquisition.  These increases were partially offset by lower foreign currency exchange losses, lower computer hardware related costs and lower regulatory costs due to the recording of a reserve related to a legacy regulatory matter during the third quarter of 2018.  The increase in other operating expenses in 2019 from 2018 was also partially offset by changes in certain contractual arrangements that require the netting of production related costs against related revenues.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 5.0% for the year ended December 31, 2020 and 4.0% for the years ended December 31, 2019 and 2018, respectively.

The current year rate of 5.0% reflects an ultimate loss rate of 4.5% for the current policy year and a net increase in the loss reserve estimates for prior policy years of 0.5%, or $26.2 million.

As of December 31, 2020, the IBNR claims reserve for the title insurance and services segment was $1,025.8 million, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $811.1 million to $1,054.1 million. The range limits are $214.7 million below and $28.3 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

The 2019 rate of 4.0% reflected the ultimate loss rate for policy year 2019 and no change in the loss reserve estimates for prior policy years.

The 2018 rate of 4.0% reflected the ultimate loss rate for policy year 2018 and no change in the loss reserve estimates for prior policy years.

Depreciation and amortization expense increased $19.6 million, or 16.2%, in 2020 from 2019 and $2.6 million, or 2.2%, in 2019 from 2018.  The increase in depreciation and amortization expense in 2020 from 2019 was primarily attributable to amortization of software and other intangible assets from new acquisitions of $22.0 million for 2020.  The increase in depreciation and amortization expense in 2019 from 2018 was primarily attributable to higher amortization expense associated with internally developed software.

Insurers generally are not subject to state income or franchise taxes.  However, in lieu thereof, a premium tax is imposed on certain operating revenues, as defined by statute.  Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues.  The Company’s noninsurance subsidiaries are subject to state income tax and do not pay premium tax.  Accordingly, the Company’s total tax burden at the state level for the title insurance and services segment is composed of a combination of premium taxes and state income taxes.  Premium taxes as a percentage of title insurance premiums and escrow fees were 1.3% for 2020 and 1.4% for 2019 and 2018, respectively.

Interest expense increased $3.0 million, or 19.7%, in 2020 from 2019 and $7.7 million, or 102.6%, in 2019 from 2018.  The increases were primarily attributable to higher interest paid on secured financings payable due to higher average balances outstanding.  The increase in 2020 from 2019 was partially offset by lower interest paid related to customer deposits at the Company’s banking subsidiary, First American Trust, FSB, due to lower interest rates.  The increase in 2019 from 2018 was also impacted by higher interest paid related to customer deposits at the Company’s banking subsidiary, First American Trust, FSB due to increases in average balances and higher interest rates paid.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to the relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase.  Title insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as closed order volumes.  Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity.  Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations.  Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  The pretax margins were 15.7%, 16.1% and 12.4% for 2020, 2019 and 2018, respectively.

Specialty Insurance

	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Direct premiums	$497,533	$471,217	$454,718	$26,316	5.6	$16,499	3.6
Information and other	13,439	12,742	11,802	697	5.5	940	8.0
Net investment income	9,123	11,249	10,190	(2,126)	(18.9)	1,059	10.4
Net realized investment gains (losses)	12,328	10,682	(7,368)	1,646	15.4	18,050	245.0
	532,423	505,890	469,342	26,533	5.2	36,548	7.8
Expenses
Personnel costs	86,834	80,120	75,355	6,714	8.4	4,765	6.3
Other operating expenses	83,104	80,705	74,025	2,399	3.0	6,680	9.0
Provision for policy losses and other claims	317,051	263,590	279,113	53,461	20.3	(15,523)	(5.6)
Depreciation and amortization	7,535	7,225	6,721	310	4.3	504	7.5
Impairments on disposition of business	54,935	—	—	54,935	—	—	—
Premium taxes	8,248	7,674	7,129	574	7.5	545	7.6
	557,707	439,314	442,343	118,393	26.9	(3,029)	(0.7)
Income before income taxes	$(25,284)	$66,576	$26,999	$(91,860)	(138.0)	$39,577	146.6
Margins	(4.7)%	13.2%	5.8%	(17.9)%	(135.6)	7.4%	127.6

Direct premiums increased $26.3 million, or 5.6%, in 2020 from 2019 and $16.5 million, or 3.6%, in 2019 from 2018.  The increases were primarily attributable to higher premiums earned in the home warranty business driven by an increase in the number of home warranty residential service contracts issued and an increase in the average price charged per contract.

Net realized investment gains for the specialty insurance segment were $12.3 million for 2020 and were primarily from the increase in the fair values of equity securities of $6.8 million.  Net realized investment gains for 2020 also included a gain recognized from the sale of real estate.  Net realized investment gains for the specialty insurance segment were $10.7 million for 2019 and were primarily from the increase in the fair values of equity securities of $10.4 million.  Net realized investment losses were $7.4 million for 2018 and were primarily from a decrease in the fair values of equity securities of $6.1 million and losses from the sales of debt securities.

Personnel costs and other operating expenses increased $9.1 million, or 5.7%, in 2020 from 2019 and $11.4 million, or 7.7%, in 2019 from 2018.  The increase in 2020 from 2019 was primarily attributable to increased salary expense, due to higher average headcount, and higher advertising expense related to the home warranty business. The increase in 2019 from 2018 was primarily attributable to increases in professional services, salary, advertising and employee benefit expenses.  The increase in salary expense was due to higher average salaries.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 53.2% in 2020, 49.8% in 2019 and 53.8% in 2018.  The increase in the claims rate in 2020 from 2019 was primarily attributable to higher claims frequency driven by claims in the appliance and plumbing trades likely due to the coronavirus pandemic.  The decrease in rate in 2019 from 2018 was attributable to a decrease in the severity and frequency of claims.  The decrease in the severity of home warranty claims was due to more efficient claims management, which was mainly driven by improved rates with contractors and more efficient allocation of claims to contractors.

The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 94.7% in 2020, 73.7% in 2019 and 82.3% in 2018.  The increase in rate in 2020 from 2019 was primarily attributable to higher claim severity.  The decrease in rate in 2019 from 2018 was primarily attributable to a decrease in the severity of claims, which was partially due to the wildfires that occurred in 2018.  The 2019 provision also benefitted from recoveries received during 2019 related to wildfires that occurred in 2018.

In connection with the Company’s decision to sell its property and casualty insurance business it recorded impairment losses to goodwill, other intangible assets, property and equipment and other assets totaling $54.9 million in 2020.

Premium taxes as a percentage of specialty insurance segment premiums were 1.7% in 2020 and 1.6% in 2019 and 2018.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. However, in January 2021, the Company entered into book transfer agreements with two third-party insurers related to its property and casualty insurance business and will seek to non-renew policies that are not transferred.  With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations.  Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Specialty insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as premium revenues.  The pretax margin loss was 4.7% for 2020 and the pretax margins were 13.2% and 5.8% for 2019 and 2018, respectively.

Corporate

	2020	2019	2018	2020 vs. 2019		2019 vs. 2018
				$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues
Net investment income (losses)	$14,245	$21,896	$(3,115)	$(7,651)	(34.9)	$25,011	NM	[1]
Net realized investment gains	6,515	—	—	6,515	—	—	—
	20,760	21,896	(3,115)	(1,136)	(5.2)	25,011	NM	[1]
Expenses
Personnel costs	19,811	24,143	1,748	(4,332)	(17.9)	22,395	NM	[1]
Other operating expenses	37,187	38,148	33,879	(961)	(2.5)	4,269	12.6
Depreciation and amortization	152	153	153	(1)	(0.7)	—	—
Interest	40,562	33,223	33,569	7,339	22.1	(346)	(1.0)
	97,712	95,667	69,349	2,045	2.1	26,318	38.0
Loss before income taxes	$(76,952)	$(73,771)	$(72,464)	$(3,181)	(4.3)	$(1,307)	(1.8)

(1)	Not meaningful

Net investment income totaled $14.2 million and $21.9 million in 2020 and 2019, respectively, and net investment losses totaled $3.1 million in 2018.  The change in net investment income for all three years was primarily attributable to fluctuations in earnings on investments associated with the Company’s deferred compensation plan.

Net realized investment gains for the corporate segment totaled $6.5 million for 2020 and were primarily from the sale of real estate.  There were no realized investment gains or losses for the corporate segment for 2019 and 2018.

Corporate personnel costs and other operating expenses were $57.0 million, $62.3 million and $35.6 million in 2020, 2019 and 2018, respectively.  The decrease in 2020 when compared to 2019 was primarily attributable to lower expenses related to the Company’s deferred compensation plan.  The increase in 2019 when compared to 2018 was primarily attributable to higher expenses related to the Company’s deferred compensation plan.

Interest expense increased $7.3 million, or 22.1%, in 2020 from 2019 and decreased $0.3 million, or 1.0%, in 2019 from 2018.  The increase in 2020 from 2019 was due to the interest accrued on the $450.0 million of 4.00% senior unsecured notes that the Company issued in May 2020.

Eliminations

The Company’s inter-segment eliminations were not material for 2020, 2019 and 2018.

Income Taxes

Income taxes differ from the amounts computed by applying the federal income tax rate of 21%. A reconciliation of these differences is as follows:

	Year ended December 31,
	2020		2019		2018
	(in thousands, except percentages)
Taxes calculated at federal rate	$193,887	21.0%	$190,054	21.0%	$128,003	21.0%
State taxes, net of federal benefit	22,317	2.4	18,028	2.0	9,941	1.6
Change in liability for tax positions	252	—	(13,563)	(1.5)	875	0.1
Foreign income taxed at different rates	5,162	0.6	782	0.1	7,287	1.2
Tax reform impact	—	—	—	—	(6,804)	(1.1)
Unremitted foreign earnings	(2,183)	(0.2)	2,588	0.3	(146)	—
Other items, net	3,339	0.3	(2,719)	(0.3)	(5,516)	(0.9)
	$222,774	24.1%	$195,170	21.6%	$133,640	21.9%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 24.1% for 2020, 21.6% for 2019 and 21.9% for 2018.  The differences in the effective tax rates year over year are typically due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contributions to pretax income and changes in the ratio of permanent differences to income before income taxes.  In addition, the tax rate for 2020 reflected the impairment of nondeductible goodwill related to the Company’s Specialty Insurance segment and a benefit from foreign tax law changes.  The tax rate for 2019 also reflected the resolution of state tax matters from prior years.  The Company’s effective tax rate for 2018 also reflected an adjustment made to its initial 2017 estimates for the comprehensive tax reform legislation known as the Tax Cuts and Jobs Act.

Net Income and Net Income Attributable to the Company

Net income and per share information are summarized as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands, except per share amounts)
Net income attributable to the Company	$696,429	$707,410	$474,496
Net income per share attributable to the Company’s stockholders:
Basic	$6.18	$6.26	$4.21
Diluted	$6.16	$6.22	$4.19
Weighted-average common shares outstanding:
Basic	112,746	113,080	112,613
Diluted	113,020	113,655	113,279

See Note 15 Earnings Per Share to the consolidated financial statements for further discussion of earnings per share.

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

Cash provided by operating activities totaled $1.1 billion, $913.1 million and $793.2 million for 2020, 2019 and 2018, respectively, after claim payments, net of recoveries, of $471.3 million, $415.3 million and $450.8 million, respectively.  The principal nonoperating uses of cash and cash equivalents for 2020, 2019 and 2018 were purchases of debt and equity securities, advances and repayments under secured financing agreements, dividends to common stockholders, capital expenditures and for 2020, acquisitions and repurchases of company shares.  The most significant nonoperating sources of cash and cash equivalents for 2020, 2019 and 2018 were proceeds from the sales and maturities of debt and equity securities, borrowings and collections under secured financing agreements, and for 2020, proceeds from issuance of unsecured senior notes.  In addition, the decrease in deposits at the Company’s banking operations for 2019 reflected a nonoperating use of cash and cash equivalents, and the increases in deposits for 2018 reflected nonoperating sources of cash and cash equivalents.  The net effect of all activities on total cash and cash equivalents were decreases of $210.5 million for 2020 and increases of $18.8 million and $79.9 million for 2019 and 2018, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments.  During 2020, the Company’s board of directors approved two increases in the Company’s quarterly cash dividend.  In January 2020, the quarterly cash dividend was increased to 44 cents per common share, representing a 5% increase from the prior level of 42 cents per common share.  In November 2020, the quarterly cash dividend was increased to 46 cents per common share, representing another 5% increase.  The dividend increase was effective beginning with the December 2020 dividend.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In November 2020, the Company announced that its board of directors had approved a new share repurchase plan, which authorizes the repurchase of up to $300.0 million of the Company’s common stock and of which $242.0 million remained as of December 31, 2020.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  Also, in November 2020, the Company terminated its prior share repurchase plan which authorized the repurchase of up to $250.0 million of the Company’s common stock.  Cumulatively, during the year ended December 31, 2020, the Company repurchased and retired, under both the current and prior authorizations, 3.2 million shares of its common stock for a total purchase price of $138.6 million.

During the year ended December 31, 2020, the Company completed acquisitions for an aggregate purchase price of $397.6 million, which were funded through cash on hand and additional borrowings of $120.0 million under the Company’s credit facility.

Holding company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries.  The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses.  The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements.  The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements.  At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received.  Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders.  As of December 31, 2020, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries in 2021, without prior approval from applicable regulators, was dividends of $555.4 million and loans and advances of $115.6 million.  However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies.  Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of December 31, 2020, the holding company’s sources of liquidity included $206.9 million of cash and cash equivalents and $700.0 million available on the Company’s revolving credit facility.  Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    In May 2020, the Company issued $450.0 million of 4.00% senior unsecured notes due in 2030. Interest is due semi-annually on May 15 and November 15, beginning November 15, 2020. The Company used a portion of the net proceeds from the sale to repay all borrowings outstanding under its credit facility, increasing the unused capacity thereunder to the full $700.0 million size of the facility.

The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto.  The credit agreement, which is comprised of a $700.0 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350.0 million.  Unless terminated earlier, the credit agreement will terminate on April 30, 2024.  The obligations of the Company under the credit agreement are neither secured nor guaranteed.  Proceeds under the credit agreement may be used for general corporate purposes.  At December 31, 2020, the Company had no outstanding borrowings under the facility.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.  Upon the occurrence of an event of default the lenders may accelerate the loans.  Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate.  As of December 31, 2020, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements.  The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•

FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions.  At December 31, 2020, outstanding borrowings under these facilities totaled $516.2 million.

•

First American Trust, FSB, a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with certain correspondent institutions.  In addition, First American Trust, FSB is a party to master repurchase agreements under which securities may be loaned or sold.  At December 31, 2020, no amounts were outstanding under any of these facilities.

•

First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At December 31, 2020, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 23.7% and 18.5% at December 31, 2020 and December 31, 2019, respectively.  The Company’s adjusted debt to capitalization ratios, excluding secured financings payable of $516.2 million and $278.4 million at December 31, 2020 and December 31, 2019, were 17.0% and 14.1%, respectively.

Investment portfolio.    The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of December 31, 2020, 93% of the Company’s investment portfolio consisted of debt securities, of which 64% were either United States government-backed or rated AAA and 98% were either rated or classified as investment grade. Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.  For further information on the credit quality of the Company’s investment portfolio at December 31, 2019, see Note 4 Debt and Equity Securities to the consolidated financial statements.

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Capital expenditures.    Capital expenditures, which are primarily related to software development costs and purchases of property and equipment and software licenses, totaled $120.6 million, $110.5 million and $125.5 million for 2020, 2019 and 2018, respectively.

Contractual obligations.    A summary of the Company’s contractual obligations at December 31, 2020, due by period, is as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Notes and contracts payable (1)	$1,018,239	$6,367	$261,640	$300,232	$450,000
Interest on notes and contracts payable	246,854	43,299	75,802	47,503	80,250
Secured financings payable	516,155	516,155	—	—	—
Operating leases	324,069	86,695	127,780	69,972	39,622
Deposits	3,276,949	3,276,949	—	—	—
Claims losses	1,178,004	254,506	264,153	170,241	489,104
Employee benefit plans	381,981	15,417	33,617	34,143	298,804
	$6,942,251	$4,199,388	$762,992	$622,091	$1,357,780

(1)	The amounts presented exclude debt issuance costs and discounts on senior unsecured notes.

The timing of payments related to claims losses is estimated and is not set contractually.  Nonetheless, based on historical claims experience, the Company anticipates the above payment patterns.  Changes in future claims settlement patterns, judicial decisions, legislation, economic conditions and other factors could affect the timing and amount of actual claims payments.  The timing and amount of payments in connection with employee benefit plans are based on the Company’s current estimates and require the use of assumptions.  Changes in assumptions could affect the amount and timing of employee benefit plan payments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $7.1 billion and $7.3 billion at December 31, 2020 and 2019, respectively, of which $3.1 billion and $3.2 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.4 billion and $4.2 billion at December 31, 2020 and 2019, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.9 billion and $3.0 billion at December 31, 2020 and 2019, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

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

The Company’s exposure to interest rate changes primarily results from the Company’s significant portfolio of debt securities, which includes a high proportion of fixed-income securities, and from its financing activities.  In general, the fair value of a fixed-income security increases or decreases inversely with a change in market interest rates.  The Company also considers its investments in preferred stock to be exposed to interest rate risk.  The fair values of the Company’s debt securities portfolio at December 31, 2020 and 2019 were $6.4 billion and $5.9 billion, respectively.  One means of assessing the exposure of the Company’s debt securities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical parallel and instantaneous shift in interest rates across all maturities.  Under this model, with all other factors held constant, the Company estimates that increases in interest rates of 100 and 200 basis points could cause the fair value of its debt securities portfolio (including investments in preferred stock) at December 31, 2020 to decrease by approximately $200 million, or 3.1%, and $442 million, or 6.9%, respectively, and at December 31, 2019 to decrease by approximately $197 million, or 3.3%, and $421 million, or 7.1%, respectively.

With respect to adjustable-rate debt, the Company is primarily exposed to the effects of changes in prevailing interest rates through its variable-rate credit facility and its interest bearing escrow deposit liabilities.  As of December 31, 2020, the Company had no outstanding borrowings under the facility and as of December 31, 2019, had $160.0 million outstanding.  Assuming the full utilization of available funds under the facility of $700.0 million at December 31, 2020 and 2019, and assuming that the borrowings were outstanding for the entire year, increases of 50 and 100 basis points in the prevailing interest rate on the Company’s credit facility would result in increases in interest expense of $3.5 million and $7.0 million for 2020 and 2019.

The Company’s interest bearing escrow deposit liabilities totaled $1.7 billion and $1.8 billion at December 31, 2020 and 2019, respectively.  These variable-rate customer savings accounts are subject to market rate fluctuations.  The weighted-average interest rate was 0.13% and 0.17% for 2020 and 2019, respectively.  Assuming increases in interest rates of 25 and 50 basis points and that the deposit amounts at December 31, 2020 and 2019 are held constant for the entire year, interest expense for 2020 would be higher by $4.1 million and $8.3 million, respectively, and 2019 would be higher by $4.6 million and $9.2 million, respectively.

Equity Price Risk

The Company is also subject to equity price risk related to its equity securities portfolio.  The fair value of the Company’s equity securities portfolio (excluding preferred stock of $19.5 million and $18.1 million) was $444.6 million and $374.2 million as of December 31, 2020 and 2019, respectively.  Assuming broad-based declines in equity market prices of 10% and 20%, with all other factors held constant, the fair value of the Company’s equity securities portfolio at December 31, 2020 could decrease by $44.5 million and $88.9 million, respectively, and at December 31, 2019 could decrease by $37.4 million and $74.8 million, respectively.

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

The Company’s overall investment securities portfolio maintains an average credit quality rating of AA.  For further information on the credit quality of the Company’s investment portfolio at December 31, 2020, see Note 4 Debt and Equity Securities to the consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First American Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First American Financial Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of the Incurred But Not Reported Loss Reserve - Title Claims

As described in Notes 1 and 11 to the consolidated financial statements, as of December 31, 2020, approximately $1.025 billion of the Company’s reserve for known and incurred but not reported claims represented the incurred but not reported (“IBNR”) loss reserve balance for the title insurance and services segment. Management provides for title insurance losses through a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a loss provision rate to total title insurance premiums and escrow fees. Management estimates the loss provision rate at the beginning of each year and reassesses the rate quarterly, which involves an evaluation of the results of an in-house actuarial review. The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and loss development factors. For recent policy years at early stages of development (generally the last three years), IBNR is generally estimated using a combination of expected loss rate and multiplicative loss development factor calculations. For more mature policy years, IBNR generally is estimated using multiplicative loss development factor calculations. Current economic and business trends are also reviewed and used in the reserve analysis. These include conditions in the real estate and mortgage markets, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience.

The principal considerations for our determination that performing procedures relating to the valuation of the IBNR loss reserve - title claims is a critical audit matter are the significant judgment by management when developing their estimate of the IBNR loss reserve, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the actuarial methods, which included significant assumptions related to loss development factors and expected loss rate. Also, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the IBNR loss reserve - title claims, including controls over the selection of actuarial methods and development of significant assumptions related to loss development factors and expected loss rate. For certain product lines, these procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent estimate of the IBNR loss reserve for title claims, on a test basis, and comparison of this independent estimate to management’s actuarially determined reserve. Developing the independent estimate involved testing the completeness and accuracy of data provided by management. For other product lines, procedures also included, among others, testing the completeness and accuracy of data provided by management and the involvement of professionals with specialized skill and knowledge to assist in evaluating the appropriateness of management’s actuarial methods and evaluating the reasonableness of assumptions related to loss development factors and expected loss rate used in those methods.

/s/PricewaterhouseCoopers LLP

Los Angeles, California

February 16, 2021

We have served as the Company’s auditor since 2009.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$1,275,466	$1,485,959
Accounts and accrued income receivable, less allowances of $13,994 and $12,676	385,086	324,385
Income taxes receivable	951	10,967
Investments:
Deposits with banks	45,856	44,422
Debt securities, includes pledged securities of $93,586 and $91,636 (amortized cost of $6,121,004 and $5,796,755; allowance for credit losses of $132 at December 31, 2020)	6,354,822	5,913,636
Equity securities	464,126	392,318
Other investments	350,016	239,067
	7,214,820	6,589,443
Secured financings receivable	748,312	287,459
Property and equipment, net	445,132	442,014
Operating lease assets	265,963	291,385
Title plants and other indexes	584,785	579,674
Deferred income taxes	14,484	18,283
Goodwill	1,378,628	1,150,908
Other intangible assets, net	194,474	91,833
Other assets	287,887	246,857
	$12,795,988	$11,519,167
LIABILITIES AND EQUITY
Deposits	$3,276,949	$3,337,431
Accounts payable and accrued liabilities:
Accounts payable	56,035	58,576
Personnel costs	314,467	218,415
Pension costs and other retirement plans	452,093	439,390
Other	157,138	103,975
	979,733	820,356
Deferred revenue	271,977	252,331
Reserve for known and incurred but not reported claims	1,178,004	1,063,044
Income taxes payable	53,784	25,475
Deferred income taxes	291,220	266,108
Operating lease liabilities	295,762	322,776
Secured financings payable	516,155	278,412
Notes and contracts payable	1,010,756	728,232
	7,874,340	7,094,165
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares;
Outstanding—110,353 shares and 112,476 shares	1	1
Additional paid-in capital	2,214,935	2,300,926
Retained earnings	2,655,495	2,161,049
Accumulated other comprehensive income (loss)	39,541	(41,492)
Total stockholders’ equity	4,909,972	4,420,484
Noncontrolling interests	11,676	4,518
Total equity	4,921,648	4,425,002
	$12,795,988	$11,519,167

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Direct premiums and escrow fees	$2,987,525	$2,659,273	$2,507,669
Agent premiums	2,759,455	2,373,140	2,284,906
Information and other	1,013,360	787,831	781,467
Net investment income	221,290	315,413	230,289
Net realized investment gains (losses)	105,037	66,404	(56,487)
	7,086,667	6,202,061	5,747,844
Expenses:
Personnel costs	1,941,477	1,806,005	1,748,949
Premiums retained by agents	2,184,420	1,874,266	1,799,836
Other operating expenses	1,119,108	923,298	900,208
Provision for policy losses and other claims	579,507	446,040	452,633
Depreciation and amortization	148,979	129,021	125,927
Impairments on disposition of business (Note 2)	54,935	—	—
Premium taxes	77,504	70,612	69,775
Interest	57,467	47,801	40,978
	6,163,397	5,297,043	5,138,306
Income before income taxes	923,270	905,018	609,538
Income taxes	222,774	195,170	133,640
Net income	700,496	709,848	475,898
Less: Net income attributable to noncontrolling interests	4,067	2,438	1,402
Net income attributable to the Company	$696,429	$707,410	$474,496
Net income per share attributable to the Company’s stockholders:
Basic	$6.18	$6.26	$4.21
Diluted	$6.16	$6.22	$4.19
Cash dividends declared per share	$1.78	$1.68	$1.60
Weighted-average common shares outstanding:
Basic	112,746	113,080	112,613
Diluted	113,020	113,655	113,279

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$700,496	$709,848	$475,898
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	88,248	125,283	(38,418)
Unrealized gains on debt securities for which credit-related portion was recognized in earnings	387	—	—
Foreign currency translation adjustment	13,678	13,960	(26,796)
Pension benefit adjustment	(21,280)	(20,161)	12,680
Total other comprehensive income (loss), net of tax	81,033	119,082	(52,534)
Comprehensive income	781,529	828,930	423,364
Less: Comprehensive income attributable to noncontrolling interests	4,067	2,437	1,384
Comprehensive income attributable to the Company	$777,462	$826,493	$421,980

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2017	110,925	$1	$2,236,351	$1,311,112	$(67,509)	$3,479,955	$3,070	$3,483,025
Cumulative effect adjustment	—	—	—	40,550	(40,550)	—	—	—
Net income for 2018	—	—	—	474,496	—	474,496	1,402	475,898
Dividends on common shares	—	—	—	(178,487)	—	(178,487)	—	(178,487)
Purchase of Company shares	(425)	—	(18,801)	—	—	(18,801)	—	(18,801)
Shares issued in connection with share-based compensation	996	—	(599)	(3,506)	—	(4,105)	—	(4,105)
Share-based compensation	—	—	41,145	—	—	41,145	—	41,145
Net activity related to noncontrolling interests	—	—	194	—	—	194	(947)	(753)
Other comprehensive loss	—	—	—	—	(52,516)	(52,516)	(18)	(52,534)
Balance at December 31, 2018	111,496	1	2,258,290	1,644,165	(160,575)	3,741,881	3,507	3,745,388
Cumulative effect adjustment	—	—	—	1,283	—	1,283	—	1,283
Net income for 2019	—	—	—	707,410	—	707,410	2,438	709,848
Dividends on common shares	—	—	—	(188,440)	—	(188,440)	—	(188,440)
Purchase of Company shares	(47)	—	(2,066)	—	—	(2,066)	—	(2,066)
Shares issued in connection with share-based compensation	1,027	—	2,182	(3,369)	—	(1,187)	—	(1,187)
Share-based compensation	—	—	42,474	—	—	42,474	—	42,474
Net activity related to noncontrolling interests	—	—	46	—	—	46	(1,426)	(1,380)
Other comprehensive income (loss)	—	—	—	—	119,083	119,083	(1)	119,082
Balance at December 31, 2019	112,476	1	2,300,926	2,161,049	(41,492)	4,420,484	4,518	4,425,002
Net income for 2020	—	—	—	696,429	—	696,429	4,067	700,496
Dividends on common shares	—	—	—	(198,663)	—	(198,663)	—	(198,663)
Purchase of Company shares	(3,191)	—	(138,603)	—	—	(138,603)	—	(138,603)
Shares issued in connection with share-based compensation	1,068	—	1,831	(3,320)	—	(1,489)	—	(1,489)
Share-based compensation	—	—	50,709	—	—	50,709	—	50,709
Net activity related to noncontrolling interests	—	—	72	—	—	72	3,091	3,163
Other comprehensive income	—	—	—	—	81,033	81,033	—	81,033
Balance at December 31, 2020	110,353	$1	$2,214,935	$2,655,495	$39,541	$4,909,972	$11,676	$4,921,648

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$700,496	$709,848	$475,898
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	579,507	446,040	452,633
Depreciation and amortization	148,979	129,021	125,927
Impairments on disposition of business	54,935	—	—
Amortization of premiums and accretion of discounts on debt securities, net	39,471	26,781	26,994
Net realized investment (gains) losses	(105,037)	(66,404)	56,487
Share-based compensation	50,709	42,474	41,145
Equity in earnings of affiliates, net	(5,718)	(2,836)	(2,717)
Dividends from equity method investments	6,679	5,628	4,909
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(471,334)	(415,321)	(450,756)
Net change in income tax accounts	29,309	16,399	42,079
(Increase) decrease in accounts and accrued income receivable	(52,870)	(27,240)	5,264
Increase in accounts payable and accrued liabilities	130,036	45,549	15,303
Increase in deferred revenue	18,667	10,343	2,741
Other, net	(39,170)	(7,193)	(2,742)
Cash provided by operating activities	1,084,659	913,089	793,165
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of acquisitions/dispositions	(392,541)	(19,674)	(79,171)
Net decrease (increase) in deposits with banks	609	(8,307)	3,361
Purchases of debt and equity securities	(2,862,157)	(2,340,836)	(3,157,893)
Proceeds from sales of debt and equity securities	850,057	1,331,192	1,501,402
Proceeds from maturities of debt securities	1,629,563	1,006,755	640,558
Investments in unconsolidated entities	(80,970)	(101,000)	(1,210)
Proceeds from sales of investments in unconsolidated entities	11,910	—	—
Net change in other investments	(10,751)	(3,842)	(5,582)
Advances under secured financing agreements	(17,584,088)	(8,001,099)	(2,380,878)
Collections of secured financings receivable	17,123,235	7,789,951	2,374,329
Capital expenditures	(114,084)	(106,979)	(118,170)
Proceeds from sales of property and equipment	13,951	647	2,630
Proceeds from insurance settlement	123	960	—
Cash used for investing activities	(1,415,143)	(452,232)	(1,220,624)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(60,482)	(448,752)	715,617
Borrowings under secured financing agreements	15,442,490	7,991,617	2,380,976
Repayments of secured financings payable	(15,204,747)	(7,789,518)	(2,374,426)
Net proceeds from issuance of unsecured senior notes	443,936	—	—
Borrowings under unsecured credit facility	120,000	160,000	—
Repayments of borrowings under unsecured credit facility	(280,000)	(160,000)	—
Repayments of notes and contracts payable	(5,865)	(5,569)	(5,294)
Net activity related to noncontrolling interests	(2,653)	(1,154)	(745)
Net payments in connection with share-based compensation	(1,489)	(1,187)	(4,105)
Repurchases of Company shares	(138,603)	(2,066)	(18,801)
Payments of cash dividends	(198,663)	(188,440)	(178,487)
Cash provided by (used for) financing activities	113,924	(445,069)	514,735
Effect of exchange rate changes on cash	6,067	3,042	(7,373)
Net (decrease) increase in cash and cash equivalents	(210,493)	18,830	79,903
Cash and cash equivalents—Beginning of year	1,485,959	1,467,129	1,387,226
Cash and cash equivalents—End of year	$1,275,466	$1,485,959	$1,467,129
SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$53,887	$46,266	$39,183
Premium taxes	$71,806	$68,276	$68,526
Income taxes, less refunds of $3,250, $1,604 and $7,255	$193,454	$178,743	$91,745

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

First American Financial Corporation (the “Company”), through its subsidiaries, is engaged in the business of providing financial services.  The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally.  This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant data and records; provides appraisals and other valuation-related products and services; provides lien release, document custodial and default-related products and services; and provides warehouse lending services and banking,  trust and wealth management services.  The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents.  Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories.  The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets.

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products.  The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage.  This business is licensed to issue policies in all 50 states and the District of Columbia.  The majority of policy liability is in the western United States, including approximately 59% in California. The home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period.  This business currently operates in 35 states and the District of Columbia.

In the third quarter of 2020, the Company initiated a plan to sell the property and casualty insurance business.  In the fourth quarter of 2020, the Company, as a result of the sale process, determined to pursue a book transfer rather than a sale. In January 2021, the Company entered into book transfer agreements with two third-party insurers, which will provide qualifying agents and customers of the Company an opportunity to transfer their policies.  The Company expects the transfers to be completed by the end of the third quarter of 2022.  The Company will seek to non-renew policies that are not transferred.

The corporate function consists primarily of certain financing facilities as well as the corporate services that support the Company’s business operations.

Coronavirus Pandemic

The coronavirus pandemic and responses to it have created significant volatility, uncertainty and disruption in the broader economy. The extent to which the coronavirus pandemic impacts the Company’s business, operations and financial results will depend on numerous factors that the Company may not be able to accurately predict, including: the duration and scope of the pandemic and restrictions and responses to it; governmental, business and individual actions that have been and will continue to be taken in response to the pandemic; the ongoing impact of the pandemic on economic activity and actions taken in response, including the efficacy of governmental relief efforts; the availability and efficacy of vaccines; the effect on participants in real estate transactions and the demand for the Company’s products and services, including as a result of higher unemployment, business closures and economic uncertainty; and the Company’s ability to sell and provide its services and solutions, including as a result of illness, travel restrictions, governmental closure orders and partial or full closures of business and government offices.  The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the financial statements, some of which consider the impact or expected impact of the coronavirus pandemic.  Actual results could differ from the estimates and assumptions used due to the uncertainty created by the coronavirus pandemic, as well as other factors.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and reflect the consolidated operations of the Company.  The consolidated financial statements include the accounts of First American Financial Corporation and all controlled subsidiaries.  All significant intercompany transactions and balances have been eliminated.  Equity investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method of accounting.  Equity investments in which the Company does not exercise significant influence over the investee and without readily determinable fair values are accounted for at cost, less impairment, and are adjusted up or down for any observable price changes.

Use of estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the statements.  Actual results could differ from the estimates and assumptions used.

Cash equivalents

The Company considers cash equivalents to include all unrestricted short-term investments that have an initial maturity of 90 days or less.

Accounts and accrued income receivable

Accounts receivable are generally due within thirty days and are recorded net of an allowance for credit losses.  The Company considers accounts outstanding longer than the contractual payment terms as past due.  The Company determines the allowance by considering a number of factors, including the length of time trade accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations to the Company and the current condition, and future expectations, of the general economy and industry as a whole.  Amounts are written off in the period in which they are deemed to be uncollectible.

The Company’s policy is to present accrued interest receivable on financial assets measured at amortized cost within accounts and accrued income receivable on the balance sheet.  Accrued interest receivable at December 31, 2020 totaled $2.5 million.  The Company has elected to not measure an allowance for credit losses for accrued interest receivable and maintains a policy that all receivables ninety days past due are written off as credit loss expense.  Accounts are placed on non-accrual status, and accrual of interest is discontinued, when management determines that collectibility of contractual amounts is not reasonably assured.  Payments of interest for accounts in non-accrual status are applied under the cost recovery method.

Investments

Deposits with banks

Deposits with banks are short-term investments with initial maturities of generally more than 90 days.

Debt securities

Debt securities are carried at fair value and consist primarily of investments in obligations of the United States Treasury, foreign governments, various U.S. and foreign corporations, certain state and political subdivisions and mortgage-backed securities.  The Company classifies its debt securities as available-for-sale with unrealized gains or losses recorded as a component of accumulated other comprehensive income/loss.

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

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is impaired and it is written down to fair value with all losses recognized in earnings.  As of December 31, 2020, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

The Company recognized impairment losses, net of reversals, of $3.2 million resulting from credit-related factors for the year ended December 31, 2020.  The Company did not recognize any impairment losses related to its debt securities for the years ended December 31, 2019 and 2018.

The Company’s policy is to present accrued interest receivable on debt securities within accounts and accrued income receivable on the balance sheet.  Accrued interest receivable on debt securities at December 31, 2020 totaled $29.1 million.  The Company has elected to not measure an allowance for credit losses for accrued interest receivable on debt securities and maintains a policy that all receivables ninety days past due are written off as credit loss expense.  Debt securities are placed on non-accrual status, and accrual of interest is discontinued, when management determines that collectibility of contractual amounts is not reasonably assured.  Interest income is recognized on a cash basis for interest payments received on debt securities in non-accrual status.

The Company maintains investments in debt securities in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits.  At December 31, 2020 and 2019, the fair values of such investments totaled $93.6 million and $91.6 million, respectively.  See Note 3 Statutory Restrictions on Investments and Stockholders’ Equity for additional discussion of the Company’s statutory restrictions.

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

The Company has elected to measure equity investments in which it does not exercise significant influence over the investee and without readily determinable fair values at cost, less impairment, adjusted up or down for any observable price changes from orderly transactions for the identical or a similar investment of the same issuer. The carrying values of these investments are written down, or impaired, to fair value when a qualitative assessment indicates that the fair value is less than the carrying value. In making the determination as to whether an individual investment is impaired, the Company assesses such qualitative factors as the current and expected financial condition of each relevant entity, the market conditions in the industry in which the entity operates and the entity’s anticipated ability to generate sufficient cash flows.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment

Buildings and furniture and equipment are initially recorded at cost and are generally depreciated using the straight-line method over estimated useful lives ranging from 5 to 40 years and from 2 to 15 years, respectively.  Leasehold improvements are initially recorded at cost and are amortized over the lesser of the remaining term of the respective lease or the estimated useful life, using the straight-line method.  Computer software developed for internal use and for use with the Company’s products is amortized over estimated useful lives ranging from 3 to 15 years using the straight-line method.  Software development and implementation costs, which include certain payroll-related costs of employees directly associated with developing or implementing software and payments to third parties directly associated with developing or implementing software are capitalized during the application development or implementation stage until the software is ready for its intended use.

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

In connection with the Company’s decision in the third quarter of 2020 to sell the property and casualty insurance business, it recognized impairment losses on its capitalized software of $17.6 million for the year ended December 31, 2020.  See Note 2 Disposition of the Property and Casualty Insurance Business for further information on the disposition of the business.  Impairment losses on property and equipment for the year ended December 31, 2019 primarily related to impairments of $6.0 million on internally developed software.  Impairment losses on property and equipment for the year ended December 31, 2018 were insignificant.

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

In connection with its lease commitments, the Company recognizes a lease liability equal to the present value of future lease payments discounted using its incremental borrowing rate and recognizes a lease asset equal to the lease liability, adjusted for any prepaid or accrued lease payments, lease incentives and initial direct costs.

As most of the Company’s leases do not provide an implicit discount rate, the Company applies its incremental borrowing rate, which is based on the information available as of the commencement date, in determining the present value of its lease payments.

The Company does not separately account for nonlease components (e.g., common-area maintenance costs) from the associated lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) on leases of commercial real estate and instead accounts for both components as a single lease component for purposes of recognizing lease assets and liabilities.  Variable lease costs, which include any variable lease and nonlease components and rents that vary based on changes to an index or rate, are expensed as incurred.

The Company excludes any leases with an initial term of 12 months or less from recognition on the balance sheet and for which lease expense is recognized on a straight-line basis over the lease term.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management recognizes an impairment loss when the carrying amount of a lease asset is not recoverable and exceeds its fair value.  The carrying amount is considered not recoverable if it exceeds the sum of the undiscounted future cash flows that are directly associated with, and that are expected to arise as a result of, the use and eventual disposition of the lease asset.  An impairment loss is measured as the amount by which the carrying amount of a lease asset exceeds its fair value.  Impairment losses related to the Company’s commercial real estate may occur if the Company ceased using all, or a portion of, a leased property while a contractual obligation remains.  Impairment losses related to commercial real estate leases were $1.0 million and $7.5 million for the years ended December 31, 2020 and 2019, respectively.  Prior to 2019, operating lease commitments were not recognized as assets on the balance sheet.

For further information on the Company’s leasing arrangements see Note 7 Leases.

Title plants and other indexes

Title plants and other indexes included title plants of $536.3 million and $530.5 million and capitalized real estate data of $48.5 million and $49.2 million at December 31, 2020 and 2019, respectively.  Title plants are carried at cost, with the costs of daily maintenance (updating) charged to expense as incurred.  Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization.  The Company analyzes its title plants at least annually for impairment.  This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors.  Capitalized real estate data is initially recorded at cost and is amortized using the straight-line method over estimated useful lives ranging from 5 to 15 years.

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

Business Combinations

Amounts paid for acquisitions are allocated to the tangible and intangible assets acquired and liabilities assumed and are based on their estimated fair values at the date of acquisition.  The excess of the fair value of purchase consideration over the fair values of the identifiable assets and liabilities is recorded as goodwill.  Acquisition-related costs are expensed in the periods in which the costs are incurred.  The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management’s quantitative impairment testing compares the fair value of each reporting unit to its carrying amount.  The fair value of each reporting unit is determined by using discounted cash flow analysis and, where appropriate, market approach valuations.  If the fair value of the reporting unit exceeds its carrying amount, the goodwill is not considered impaired and no additional analysis is required.  However, if the carrying amount is greater than the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized limited to the total amount of goodwill allocated to that reporting unit.

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

In the third quarter of 2020, the Company initiated a plan to sell its property and casualty insurance business, which triggered a goodwill impairment test for the property and casualty insurance reporting unit.  Based on the results of the goodwill impairment test, the Company determined that the fair value of the property and casualty insurance reporting unit was less than its carrying amount.  As a result, the Company recorded an impairment loss to goodwill of $34.2 million for the year ended December 31, 2020.  For 2019 and 2018, the Company performed quantitative impairment tests and determined that the fair value of its property and casualty insurance reporting unit exceeded the carrying amount and, therefore, no additional analysis was required.

The Company chose to forego qualitative assessments for its title insurance and home warranty reporting units for 2020 and performed quantitative impairment tests.  Based on the results of these tests, the Company determined that the fair values for both reporting units exceeded their carrying amounts and, therefore, no additional analysis was required.  The results of the Company’s qualitative assessments in 2019 and 2018 for its title insurance and home warranty reporting units supported the conclusion that their fair values were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary.  As a result of the Company’s annual goodwill impairment assessments for its title insurance and home warranty reporting units, the Company did not record any goodwill impairment losses for the years ended December 31, 2020, 2019 or 2018.

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

In connection with the Company’s decision in the third quarter of 2020 to sell the property and casualty insurance business, it recognized impairment losses on its finite-lived intangible assets – customer relationships of $3.2 million for the year ended December 31, 2020.

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

For recent policy years at early stages of development (generally the last three years), IBNR is generally estimated using a combination of expected loss rate and multiplicative loss development factor calculations.  For more mature policy years, IBNR generally is estimated using multiplicative loss development factor calculations.  The expected loss rate method estimates IBNR by applying an expected loss rate to total title insurance premiums and escrow fees and by adjusting for policy year maturity using estimated loss development patterns.  Multiplicative loss development factor calculations estimate IBNR by applying factors derived from loss development patterns to losses realized to date.  The expected loss rate and loss development patterns are based on historical experience and the relationship of the history to the applicable policy years.

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

The Company applies the optional exemptions allowed under accounting guidance whereby the Company is not required to disclose either the transaction price allocated to performance obligations that are unsatisfied as of the end of the period or an explanation as to when the Company expects to recognize the related revenue.  Such contracts generally include performance obligations that are contingent upon the closing of a real estate transaction or include variable consideration based on order volumes and have remaining contract terms of generally less than three years.  The Company is allowed to apply the optional exemptions to its remaining performance obligations due to (1) the performance obligation is part of a contract that has an original duration of one year or less, (2) the associated revenue is based on the Company’s right to invoice for the value of the product or service delivered, (3) the associated variable consideration is allocated entirely to wholly unsatisfied performance obligations or (4) immateriality.

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

The Company records a contract asset, and recognizes revenue, upon delivery of certain products related to the closing of a real estate transaction where the Company’s right to payment is subject to the closing of the transaction.  The Company records a contract liability for payments received in advance of revenue recognition for certain products or services. Contract assets and liabilities were not material at December 31, 2020 and 2019.  Revenues recognized during the years ended December 31, 2020, 2019 and 2018 that were included in contract liabilities at the beginning of the respective period were not material.

For information about the Company’s revenues disaggregated by reportable segment see Note 23 Segment Financial Information.

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

Employee benefit plans

The Company recognizes the underfunded status of its unfunded supplemental benefit plans as a liability on its consolidated balance sheets.  Actuarial gains and losses and prior service costs and credits that have not been previously recognized as a component of net periodic benefit cost are recorded as a component of accumulated other comprehensive income/loss.  Plan obligations are measured annually as of December 31.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency

The Company operates in other countries, including Canada, the United Kingdom, South Korea and Australia.  The functional currencies of the Company’s foreign subsidiaries are generally their respective local currencies.  The financial statements of foreign subsidiaries with local currencies that were determined to be the functional currency are translated into U.S. dollars as follows: assets and liabilities at the exchange rate as of the balance sheet date, equity at the historical rates of exchange, and income and expense amounts at average rates prevailing during the period.  Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in accumulated other comprehensive income/loss as a separate component of stockholders’ equity.  For those foreign subsidiaries where the U.S. dollar has been determined to be the functional currency, non-monetary assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with remeasurement gains and losses included in other operating expenses.  Gains and losses resulting from foreign currency transactions are included within other operating expenses.

Reinsurance

The Company’s title insurance business assumes and cedes large title insurance risks through reinsurance and its property and casualty insurance business purchases reinsurance to limit risk associated with large losses from single events.  Additionally, the Company has limited reinsurance arrangements related to certain products offered through its international operations.  In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer.  The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss.  The primary insurer generally remains liable to its insured for the total risk, but is reinsured under the terms of the reinsurance agreement.  The amount of premiums assumed and ceded is recorded as a component of direct premiums and escrow fees on the Company’s consolidated statements of income.  The total amount of premiums assumed and ceded in connection with reinsurance was less than 1.0% of consolidated premium and escrow fees for each of the three years in the period ended December 31, 2020.  Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the years ended December 31, 2020, 2019 and 2018.  For information related to payments and recoveries on reinsured losses for the Company’s property and casualty insurance business see Note 11 Reserve for Known and Incurred But Not Reported Claims.

Escrow deposits and trust assets

The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $7.1 billion and $7.3 billion at December 31, 2020 and 2019, respectively, of which $3.1 billion and $3.2 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.4 billion and $4.2 billion at December 31, 2020 and 2019, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

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

Like-kind exchanges

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $2.9 billion and $3.0 billion at December 31, 2020 and 2019, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

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

Recently Adopted Accounting Pronouncements:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued updated guidance intended to reduce potential diversity in practice in accounting for the costs of implementing cloud computing arrangements (i.e., hosting arrangements) that are service contracts.  The updated guidance aligns the requirements for capitalizing implementation costs for these arrangements with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance on a prospective basis, effective January 1, 2020, did not have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued updated guidance intended to simplify how an entity tests goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under the updated guidance, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the loss recognized limited to the total amount of goodwill allocated to that reporting unit.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance, effective January 1, 2020, did not have a material impact on the Company’s consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2016, the FASB issued updated guidance intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.  The updated guidance replaces the current incurred loss impairment methodology with a methodology that reflects expected credit losses and requires the consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2019.  The adoption of this guidance on a modified-retrospective basis, effective January 1, 2020, did not have a material impact, except for the disclosure requirements, on the Company’s consolidated financial statements.  See Note 1 Basis of Presentation and Significant Accounting Policies, Note 4 Debt and Equity Securities and Note 5 Allowance for Credit Losses – Accounts Receivable for further information on the Company’s credit losses.

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

NOTE 2.    Disposition of the Property and Casualty Insurance Business:

In the third quarter of 2020, the Company initiated a plan to sell its property and casualty insurance business.  As a result of this decision, the Company remeasured the assets and liabilities of its property and casualty insurance business at estimated fair value, less costs to sell, and recorded impairment losses to goodwill, other intangible assets, property and equipment and other assets totaling $54.9 million for the year ended December 31, 2020.  The impairment losses are included in impairments on disposition of business on the consolidated statements of income and in the operating results of the specialty insurance segment. In the fourth quarter of 2020, the Company, as a result of the sale process, determined to pursue a book transfer rather than a sale.  As a result, the assets and liabilities of the property and casualty insurance business, which were previously classified as held for sale, have been reclassified as held and used on the Company’s consolidated balance sheet at December 31, 2020.

In January 2021, the Company entered into book transfer agreements with two third party insurers, which will provide qualifying agents and customers of the Company an opportunity to transfer their policies.  The Company expects the transfers to be completed by the end of the third quarter of 2022.  The Company will seek to non-renew policies that are not transferred.

NOTE 3.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments totaling $114.8 million and $111.5 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2020 and 2019, respectively.

Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders.  As of December 31, 2020, under such regulations, the maximum amount available to the Company from its insurance subsidiaries in 2021, without prior approval from applicable regulators, was dividends of $555.4 million and loans and advances of $115.6 million.

The Company’s principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), maintained total statutory capital and surplus of $1.5 billion as of December 31, 2020 and 2019.  Statutory net income for the years ended December 31, 2020, 2019 and 2018 was $501.6 million, $473.6 million and $258.4 million, respectively.  FATICO was in compliance with the minimum statutory capital and surplus requirements as of December 31, 2020.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FATICO is domiciled in Nebraska and its statutory-based financial statements are prepared in accordance with accounting practices prescribed or permitted by the Nebraska Department of Insurance.  The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures Manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the state of Nebraska.  The state of Nebraska has adopted certain prescribed accounting practices that differ from those found in the NAIC SAP.  Specifically, the timing of amounts released from the statutory premium reserve under Nebraska’s required practice differs from NAIC SAP resulting in total statutory capital and surplus that was lower than if reported in accordance with NAIC SAP by $267.5 million and $235.5 million at December 31, 2020 and 2019, respectively.

Statutory accounting principles differ in some respects from GAAP, and these differences include, but are not limited to, non-admission of certain assets (principally limitations on deferred tax assets, goodwill, capitalized furniture and equipment, investment in subsidiaries and affiliates, real estate, capitalized software, and premiums and other receivables 90 days past due), reporting of bonds at amortized cost, recognition of credit losses, the lack of recognition of right-of-use assets and lease liabilities on the balance sheet for lease commitments in which the Company is a lessee, changes in the fair values of equity securities, amortization of goodwill, deferral of premiums received as statutory premium reserve, supplemental reserve (if applicable) and exclusion of the incurred but not reported claims reserve.

NOTE 4.    Debt and Equity Securities:

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized cost	Allowance for credit losses (1)	Gross unrealized		Estimated fair value
(in thousands)			gains	losses
December 31, 2020
U.S. Treasury bonds	$80,172	$—	$778	$(104)	$80,846
Municipal bonds	1,168,425	—	80,953	(570)	1,248,808
Foreign government bonds	194,042	—	6,004	(516)	199,530
Governmental agency bonds	254,248	—	9,869	(195)	263,922
Governmental agency mortgage-backed securities	3,401,737	—	74,549	(1,668)	3,474,618
U.S. corporate debt securities	637,808	(119)	43,505	(497)	680,697
Foreign corporate debt securities	384,572	(13)	22,078	(236)	406,401
	$6,121,004	$(132)	$237,736	$(3,786)	$6,354,822
December 31, 2019
U.S. Treasury bonds	$143,825	$—	$469	$(353)	$143,941
Municipal bonds	1,043,252	—	47,804	(217)	1,090,839
Foreign government bonds	179,554	—	1,497	(961)	180,090
Governmental agency bonds	316,318	—	5,820	(219)	321,919
Governmental agency mortgage-backed securities	3,241,966	—	43,599	(7,307)	3,278,258
U.S. corporate debt securities	535,878	—	18,466	(972)	553,372
Foreign corporate debt securities	335,962	—	9,468	(213)	345,217
	$5,796,755	$—	$127,123	$(10,242)	$5,913,636

(1)

Reflects impairment losses resulting from credit-related factors, which are also included in net realized investment gains/losses in the consolidated statements of income for the year ended December 31, 2020.

Sales of debt securities resulted in realized gains of $18.2 million, $12.1 million and $3.3 million, realized losses of $3.5 million, $6.1 million and $20.3 million, and proceeds of $758.9 million, $1.1 billion and $1.3 billion for the years ended December 31, 2020, 2019 and 2018, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in debt securities, based on length of time in an unrealized loss position, are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2020
U.S. Treasury bonds	$7,744	$(104)	$—	$—	$7,744	$(104)
Municipal bonds	74,045	(570)	—	—	74,045	(570)
Foreign government bonds	67,094	(516)	—	—	67,094	(516)
Governmental agency bonds	15,353	(195)	—	—	15,353	(195)
Governmental agency mortgage-backed securities	287,947	(1,089)	100,473	(579)	388,420	(1,668)
U.S. corporate debt securities	42,508	(484)	1,357	(13)	43,865	(497)
Foreign corporate debt securities	19,042	(232)	276	(4)	19,318	(236)
	$513,733	$(3,190)	$102,106	$(596)	$615,839	$(3,786)
December 31, 2019
U.S. Treasury bonds	$12,507	$(350)	$3,193	$(3)	$15,700	$(353)
Municipal bonds	29,333	(207)	2,827	(10)	32,160	(217)
Foreign government bonds	112,167	(934)	11,001	(27)	123,168	(961)
Governmental agency bonds	24,493	(142)	14,923	(77)	39,416	(219)
Governmental agency mortgage-backed securities	719,602	(2,785)	637,009	(4,522)	1,356,611	(7,307)
U.S. corporate debt securities	42,607	(451)	10,216	(521)	52,823	(972)
Foreign corporate debt securities	30,895	(108)	12,373	(105)	43,268	(213)
	$971,604	$(4,977)	$691,542	$(5,265)	$1,663,146	$(10,242)

Based on the Company’s review of its debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, it determined that the losses were due to non-credit factors.  As such, the Company does not consider these securities to be credit impaired at December 31, 2020.

Activity in the allowance for credit losses on debt securities for the year ended December 31, 2020 is summarized as follows:

(in thousands)	Year Ended December 31, 2020
Balance at beginning of period	$—
Credit losses recognized during the period	(7,493)
Net decreases to credit losses previously recognized	4,300
Reductions for securities sold/matured	3,061
Balance at end of period	$(132)

In determining credit losses on its debt securities in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, profitability and stock performance.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in debt securities at December 31, 2020, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$62,485	$13,092	$1,423	$3,172	$80,172
Estimated fair value	$63,022	$13,189	$1,534	$3,101	$80,846
Municipal bonds
Amortized cost	$42,368	$105,426	$452,334	$568,297	$1,168,425
Estimated fair value	$42,673	$109,698	$486,158	$610,279	$1,248,808
Foreign government bonds
Amortized cost	$52,719	$60,252	$66,852	$14,219	$194,042
Estimated fair value	$52,768	$62,151	$68,614	$15,997	$199,530
Governmental agency bonds
Amortized cost	$19,541	$132,378	$47,928	$54,401	$254,248
Estimated fair value	$19,666	$136,370	$49,274	$58,612	$263,922
U.S. corporate debt securities
Amortized cost	$13,452	$318,682	$233,414	$72,260	$637,808
Estimated fair value	$13,502	$340,056	$245,796	$81,343	$680,697
Foreign corporate debt securities
Amortized cost	$9,845	$199,272	$131,944	$43,511	$384,572
Estimated fair value	$9,903	$209,557	$139,734	$47,207	$406,401
Total debt securities, excluding mortgage-backed securities
Amortized cost	$200,410	$829,102	$933,895	$755,860	$2,719,267
Estimated fair value	$201,534	$871,021	$991,110	$816,539	$2,880,204
Total mortgage-backed securities
Amortized cost					$3,401,737
Estimated fair value					$3,474,618
Total debt securities
Amortized cost					$6,121,004
Estimated fair value					$6,354,822

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in equity securities are as follows:

	Cost	Estimated fair value
(in thousands)
December 31, 2020
Preferred stocks	$22,163	$19,479
Common stocks	354,157	444,647
	$376,320	$464,126
December 31, 2019
Preferred stocks	$21,849	$18,094
Common stocks	328,110	374,224
	$349,959	$392,318

Net gains (realized and unrealized) of $48.7 million and $66.7 million and net losses (realized and unrealized) of $38.6 million were recognized for the years ended December 31, 2020, 2019 and 2018, respectively, as a result of changes in the fair values of equity securities.  Included in net gains during the years ended December 31, 2020 and 2019 were net unrealized gains of $48.8 million and $52.3 million, respectively, related to equity securities still held at December 31, 2020 and 2019, respectively.

The composition of the investment portfolio at December 31, 2020, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
Debt securities:
U.S. Treasury bonds	$80,846	100.0	$—	—	$—	—	$80,846	100.0
Municipal bonds	1,205,891	96.5	42,142	3.4	775	0.1	1,248,808	100.0
Foreign government bonds	183,350	91.9	13,221	6.6	2,959	1.5	199,530	100.0
Governmental agency bonds	263,922	100.0	—	—	—	—	263,922	100.0
Governmental agency mortgage-backed securities	3,474,618	100.0	—	—	—	—	3,474,618	100.0
U.S. corporate debt securities	280,026	41.1	324,208	47.7	76,463	11.2	680,697	100.0
Foreign corporate debt securities	148,088	36.4	227,964	56.1	30,349	7.5	406,401	100.0
Total debt securities	5,636,741	88.7	607,535	9.6	110,546	1.7	6,354,822	100.0
Preferred stocks	50	0.2	18,107	93.0	1,322	6.8	19,479	100.0
Total	$5,636,791	88.4	$625,642	9.8	$111,868	1.8	$6,374,301	100.0

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in debt securities at December 31, 2020, were bank loans totaling $54.2 million, of which $50.7 million were non-investment grade; high yield corporate debt securities totaling $52.4 million, all of which were non-investment grade; and emerging market debt securities totaling $73.0 million, of which $6.7 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at December 31, 2020, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
U.S. Treasury bonds	$7,744	100.0	$—	—	$—	—	$7,744	100.0
Municipal bonds	70,648	95.4	3,397	4.6	—	—	74,045	100.0
Foreign government bonds	67,094	100.0	—	—	—	—	67,094	100.0
Governmental agency bonds	15,353	100.0	—	—	—	—	15,353	100.0
Governmental agency mortgage-backed securities	388,420	100.0	—	—	—	—	388,420	100.0
U.S. corporate debt securities	3,470	7.9	8,496	19.4	31,899	72.7	43,865	100.0
Foreign corporate debt securities	6,419	33.2	4,803	24.9	8,096	41.9	19,318	100.0
Total	$559,148	90.8	$16,696	2.7	$39,995	6.5	$615,839	100.0

Debt securities in an unrealized loss position at December 31, 2020, included bank loans totaling $37.3 million, of which $34.4 million were non-investment grade; high yield corporate debt securities totaling $5.3 million, all of which were non-investment grade; and emerging market debt securities totaling $0.3 million, all of which were non-investment grade.

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

NOTE 5.    Allowance for Credit Losses – Accounts Receivable:

Activity in the allowance for credit losses on accounts receivable for the year ended December 31, 2020 is summarized as follows:

(in thousands)	Year Ended December 31, 2020
Balance at beginning of period (1)	$12,676
Provision for expected credit losses	6,640
Write-offs, net of recoveries	(5,322)
Balance at end of period	$13,994

(1)

The balance at beginning of period was determined under previous accounting guidance.  Transition to the updated guidance did not result in an adjustment to the allowance. See Note 1 Basis of Presentation and Significant Accounting Policies for further information on the recently adopted accounting policy.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Property and Equipment:

Property and equipment is summarized as follows:

	December 31,
	2020	2019
	(in thousands)
Land	$23,840	$25,302
Buildings	181,401	191,068
Leasehold improvements	68,452	66,471
Furniture and equipment	215,777	222,543
Capitalized software	792,377	718,847
	1,281,847	1,224,231
Accumulated depreciation and amortization	(836,715)	(782,217)
	$445,132	$442,014

In connection with the Company’s decision in the third quarter of 2020 to sell the property and casualty insurance business, it recognized impairment losses on its capitalized software of $17.6 million for the year ended December 31, 2020.  See Note 2 Disposition of the Property and Casualty Insurance Business for further information on the disposition of the business.

NOTE 7.    Leases:

Lease assets and liabilities are summarized as follows:

	December 31.
(in thousands)	2020	2019	Classification
Assets
Operating lease assets	$265,963	$291,385	Operating lease assets
Finance lease assets	3,929	4,560	Other assets
Total lease assets	$269,892	$295,945

Liabilities
Operating lease liabilities	$295,762	$322,776	Operating lease liabilities
Finance lease liabilities	4,152	4,814	Notes and contracts payable
Total lease liabilities	$299,914	$327,590

The components of lease expense are summarized as follows:

	Year ended December 31,
(in thousands)	2020	2019	Classification
Operating lease cost	$89,200	$87,847	Other operating expenses
Finance lease cost:
Amortization of lease assets	1,632	1,919	Depreciation and amortization
Interest on lease liabilities	176	191	Interest
Variable lease cost	32,099	31,258	Other operating expenses
Short-term lease cost	777	958	Other operating expenses
Sublease income	(2,929)	(1,637)	Information and other
Net lease cost	$120,955	$120,536

Total rental expense for all operating leases was $89.4 million for the year ended December 31, 2018.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under operating and finance leases with noncancelable lease terms, as of December 31, 2020, are summarized as follows:

(in thousands)	Operating Leases	Finance Leases	Total
2021	$86,695	$1,726	$88,421
2022	72,728	1,628	74,356
2023	55,052	767	55,819
2024	40,282	236	40,518
2025	29,690	—	29,690
Thereafter	39,622	—	39,622
Total lease payments	324,069	4,357	328,426
Interest	(28,307)	(205)	(28,512)
Present value of lease liabilities	$295,762	$4,152	$299,914

Information related to lease terms and discount rates is summarized as follows:

	December 31,
	2020	2019
Weighted-average remaining lease terms (years):
Operating leases	4.8	5.4
Finance leases	2.7	3.5
Weighted-average discount rates:
Operating leases	3.80%	4.16%
Finance leases	4.03%	3.92%

Cash flow information related to lease liabilities is summarized as follows:

	Year ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$92,762	$88,242
Operating cash flows from finance leases	$176	$191
Financing cash flows from finance leases	$1,658	$1,817
Operating lease assets obtained in exchange for new operating lease liabilities	$53,614	$54,809
Finance lease assets obtained in exchange for new finance lease liabilities	$918	$939

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.    Goodwill:

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the years ended December 31, 2020 and 2019, is as follows:

	Title Insurance and Services	Specialty Insurance	Total
	(in thousands)
Balance as of December 31, 2018
Goodwill	$1,097,401	$46,765	$1,144,166
Accumulated impairment losses	—	—	—
	$1,097,401	$46,765	$1,144,166
Acquisitions	4,014	—	4,014
Foreign currency translation	2,728	—	2,728
Balance as of December 31, 2019
Goodwill	1,104,143	46,765	1,150,908
Accumulated impairment losses	—	—	—
	1,104,143	46,765	1,150,908
Acquisitions	260,712	—	260,712
Dispositions	(358)	—	(358)
Impairment losses	—	(34,178)	(34,178)
Foreign currency translation	1,544	—	1,544
Balance as of December 31, 2020
Goodwill	$1,366,041	$46,765	$1,412,806
Accumulated impairment losses	—	(34,178)	(34,178)
	$1,366,041	$12,587	$1,378,628

In the third quarter of 2020, the Company initiated a plan to sell its property and casualty insurance business, which triggered a goodwill impairment test for the property and casualty insurance reporting unit.  Based on the results of the goodwill impairment test, the Company determined that the fair value of the property and casualty insurance reporting unit was less than its carrying amount.  As a result, the Company recorded an impairment loss to goodwill of $34.2 million for the year ended December 31, 2020. See Note 2 Disposition of the Property and Casualty Insurance Business for further information on the disposition of the business.

For discussion about the Company’s acquisitions in 2020, see Note 22 Business Combinations.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    Other Intangible Assets:

Other intangible assets are summarized as follows:

	December 31,
	2020	2019
	(in thousands)
Finite-lived intangible assets:
Customer relationships	$172,851	$99,905
Noncompete agreements	38,310	13,150
Trademarks	24,370	10,520
Internal-use software licenses	21,605	21,982
Patents	2,840	2,840
	259,976	148,397
Accumulated amortization	(82,380)	(73,449)
	177,596	74,948
Indefinite-lived intangible assets:
Licenses	16,878	16,885
	$194,474	$91,833

Amortization expense for finite-lived intangible assets was $43.3 million, $28.4 million and $30.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.  The current year increase in finite-lived intangible assets primarily reflects the impact of acquisitions during 2020.  For further discussion about the Company’s acquisitions in 2020, see Note 22 Business Combinations.

In connection with the Company’s decision in the third quarter of 2020 to sell the property and casualty insurance business, it recognized impairment losses on its finite-lived intangible assets – customer relationships of $3.2 million for the year ended December 31, 2020.  See Note 2 Disposition of the Property and Casualty Insurance Business for further information on the disposition of the business.

Estimated amortization expense for finite-lived intangible assets for the next five years is summarized as follows:

Year	(in thousands)
2021	$41,011
2022	$34,455
2023	$31,680
2024	$24,436
2025	$18,317

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    Deposits:

Deposit accounts are summarized as follows:

	December 31,
	2020	2019
	(in thousands, except percentages)
Escrow accounts:
Interest bearing	$1,650,025	$1,831,083
Non-interest bearing	1,438,559	1,337,774
	3,088,584	3,168,857
Business checking and other deposits (1)	188,365	168,574
	$3,276,949	$3,337,431
Weighted-average interest rate:
Interest bearing escrow accounts	0.13%	0.17%

(1)	Business checking and other deposits primarily reflect non-interest bearing accounts.

NOTE 11.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31,
	2020	2019	2018
	(in thousands)
Balance at beginning of year	$1,063,044	$1,042,679	$1,028,933
Provision related to:
Current year	531,586	436,362	444,969
Prior years	47,921	9,678	7,664
	579,507	446,040	452,633
Payments, net of recoveries, related to:
Current year	267,621	227,663	242,617
Prior years	203,713	187,658	208,139
	471,334	415,321	450,756
Other	6,787	(10,354)	11,869
Balance at end of year	$1,178,004	$1,063,044	$1,042,679

Current year payments, net of recoveries, include $250.0 million, $211.4 million and $228.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, that relate to the Company’s specialty insurance segment.  Prior year payments, net of recoveries, include $57.2 million, $41.7 million and $56.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, that relate to the Company’s specialty insurance segment.

“Other” activity primarily includes foreign currency translation gains and losses and ceded reinsurance claims.  Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the years ended December 31, 2020, 2019 and 2018.  Payments on reinsured losses for the Company’s property and casualty insurance business totaled $4.3 million, $21.1 million, and $15.3 million, and recoveries totaled $3.5 million, $10.3 million, and $20.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 5.0% for the year ended December 31, 2020 and 4.0% for the years ended December 31, 2019 and 2018, respectively.

The current year rate of 5.0% reflects an ultimate loss rate of 4.5% for the current policy year and a net increase in the loss reserve estimates for prior policy years of 0.5%, or $26.2 million.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2019 rate of 4.0% reflected the ultimate loss rate for policy year 2019 and no change in the loss reserve estimates for prior policy years.

The 2018 rate of 4.0% reflected the ultimate loss rate for policy year 2018 and no change in the loss reserve estimates for prior policy years.

To date, the Company has not experienced an increase in title claims as a result of the coronavirus pandemic.  Incurred title claims for the year ended December 31, 2020 were lower by 12.4% when compared with the same period of the prior year, and significantly below the Company’s actuarial expectation.  However, title claims generally increase when economic conditions deteriorate.  Due to the economic uncertainty in connection with the coronavirus pandemic and responses to it, the Company increased its calendar year loss rate from 4.0% in 2019 to 5.0% in 2020.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	December 31, 2020		December 31, 2019
Known title claims	$64,601	5.5%	$83,382	7.8%
IBNR title claims	1,025,761	87.1%	903,994	85.1%
Total title claims	1,090,362	92.6%	987,376	92.9%
Non-title claims	87,642	7.4%	75,668	7.1%
Total loss reserves	$1,178,004	100.0%	$1,063,044	100.0%

Short-Duration Insurance Contracts

Specialty Insurance Segment

The following reflects information as of December 31, 2020 about incurred and paid claims development, net of reinsurance, as well as cumulative claims frequency by claims event, and the total of incurred but not reported claims plus expected development on reported claims included with the net incurred claims amounts.

The information below about incurred and paid claims development for the years ended December 31, 2011 to 2019, is presented as supplementary information.

	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2020
Accident	Years ended December 31,										Total of IBNR liabilities plus expected development on reported	Cumulative number of reported
Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020	claims	claims
	(in thousands)
2011	$148,395	149,076	149,768	149,486	149,763	149,552	149,488	149,487	149,486	$149,486	$—	641
2012		157,287	158,981	159,918	160,579	160,517	160,911	161,650	161,634	161,683	—	692
2013			182,858	184,419	185,244	184,826	184,668	184,777	184,606	184,698	28	762
2014				190,985	190,738	191,120	191,025	190,944	191,218	191,288	126	789
2015					221,617	225,754	225,977	226,555	226,882	226,876	347	867
2016						245,859	249,358	251,506	253,258	253,840	960	972
2017							267,392	275,480	278,005	278,979	2,817	1,014
2018								264,088	268,931	270,441	5,663	1,063
2019									251,259	268,064	7,697	1,078
2020										292,725	8,576	1,177
									Total	$2,278,080

*Amounts unaudited.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance

Accident	Years ended December 31,
Year	2011*	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020
	(in thousands)
2011	$123,116	144,367	146,952	148,984	149,358	149,495	149,485	149,486	149,486	$149,486
2012		130,623	153,753	157,364	159,181	159,740	160,268	161,304	161,617	161,683
2013			151,377	180,277	182,565	183,957	184,473	184,711	184,552	184,590
2014				156,536	185,686	188,117	189,525	190,398	190,772	191,016
2015					181,445	217,618	223,045	225,041	226,201	226,335
2016						205,857	243,111	248,211	250,867	252,212
2017							220,218	266,653	270,705	272,309
2018								222,966	255,557	262,008
2019									207,342	252,280
2020										242,655
									Total	$2,194,574
			All outstanding liabilities before 2011, net of reinsurance							44
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$83,550

*Amounts unaudited.

A reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense at December 31, 2020, is as follows:

December 31, 2020
(in thousands)
Liability for unpaid claims and claim adjustment expenses, net of reinsurance:
Specialty insurance	$83,550
Reinsurance recoverable on unpaid claims:
Specialty insurance	2,417
Unallocated claims adjustment expenses:
Specialty insurance	1,675
Insurance lines other than short-duration:
Title insurance	1,090,362
Liability for unpaid claims and claims adjustment expenses	$1,178,004

Supplementary information about average historical claims duration for the Company’s specialty insurance segment as of December 31, 2020, is as follows:

Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8	9	10

Annual
payout	82.9%	13.6%	1.3%	0.8%	0.3%	0.1%	0.1%	0.1%	0.0%	0.0%

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    Notes and Contracts Payable:

	December 31,
	2020	2019
	(in thousands, except percentages)
4.00% senior unsecured notes due May 15, 2030, effective interest rate of 4.05%	$450,000	$—
4.60% senior unsecured notes due November 15, 2024, effective interest rate of 4.60%	300,000	300,000
4.30% senior unsecured notes due February 1, 2023, effective interest rate of 4.35%	250,000	250,000
Line of credit borrowings due April 30, 2024, interest rate of 3.30% at December 31, 2019	—	160,000
Trust deed note due November 1, 2023, collateralized by land and buildings with net book values of $37,522 and $38,402 at December 31, 2020 and 2019, respectively, fixed interest rate of 5.26%	12,011	15,724
Other notes and contracts payable with maturities through 2024, weighted-average interest rate of 4.28% and 4.02% at December 31, 2020 and 2019, respectively	6,228	4,918
	1,018,239	730,642
Unamortized discount – senior unsecured notes	(1,972)	(358)
Debt issuance costs – senior unsecured notes	(5,511)	(2,052)
	$1,010,756	$728,232

The weighted-average interest rate for the Company’s notes and contracts payable was 4.27% and 4.22% at December 31, 2020 and 2019, respectively.

In May 2020, the Company issued $450.0 million of 4.00% senior unsecured notes due in 2030. Interest is due semi-annually on May 15 and November 15, beginning November 15, 2020. The Company used a portion of the net proceeds from the sale to repay all borrowings outstanding under its credit facility, increasing the unused capacity thereunder to the full $700.0 million size of the facility.

In April 2019, the Company entered into a senior unsecured credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto.  The credit agreement, which is comprised of a $700.0 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350.0 million.  Unless terminated earlier, the credit agreement will terminate on April 30, 2024.  The obligations of the Company under the credit agreement are neither secured nor guaranteed.  Upon entry into the credit agreement, the Company borrowed $160.0 million and repaid the $160.0 million obligation outstanding under the previous $700.0 million senior unsecured credit agreement, which was terminated at that time.  Other proceeds under the credit agreement may be used for general corporate purposes.  At December 31, 2020, the Company had no outstanding borrowings under the facility.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2020, the Company was in compliance with the financial covenants under the credit agreement.

The aggregate annual maturities for notes and contracts payable for the next five years and thereafter, are summarized as follows:

Year	Annual maturities
(in thousands)
2021	$6,367
2022	6,562
2023	255,078
2024	300,232
2025	—
Thereafter	450,000
$1,018,239

NOTE 13.    Net Investment Income:

The components of net investment income are summarized as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Interest on:
Cash, cash equivalents and deposits with banks	$6,311	$26,187	$21,910
Debt securities	125,877	163,339	138,409
Other investments	63,434	96,812	64,328
Dividends on equity securities	10,819	12,092	12,718
Deferred compensation plan assets	12,732	17,274	(6,399)
Equity in earnings of affiliates, net	5,718	2,836	2,717
Other	210	612	106
Total investment income	225,101	319,152	233,789
Investment expenses	(3,811)	(3,739)	(3,500)
Net investment income	$221,290	$315,413	$230,289

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.    Income Taxes:

For the years ended December 31, 2020, 2019 and 2018, domestic and foreign pretax income, before noncontrolling interests, were $850.0 million and $73.3 million, $857.2 million and $47.8 million, and 571.9 million and $37.6 million, respectively.

Income taxes are summarized as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Current:
Federal	$190,539	$167,016	$101,427
State	27,304	3,514	12,285
Foreign	11,613	8,486	8,990
	229,456	179,016	122,702
Deferred:
Federal	(17,678)	11,275	4,381
State	954	1,481	299
Foreign	10,042	3,398	6,258
	(6,682)	16,154	10,938
	$222,774	$195,170	$133,640

The Company’s actual income taxes differ from the amounts computed by applying the federal income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018.  A reconciliation of these differences is as follows:

	Year ended December 31,
	2020		2019		2018
	(in thousands, except percentages)
Taxes calculated at federal rate	$193,887	21.0%	$190,054	21.0%	$128,003	21.0%
State taxes, net of federal benefit	22,317	2.4	18,028	2.0	9,941	1.6
Change in liability for tax positions	252	—	(13,563)	(1.5)	875	0.1
Foreign income taxed at different rates	5,162	0.6	782	0.1	7,287	1.2
Tax reform impact	—	—	—	—	(6,804)	(1.1)
Unremitted foreign earnings	(2,183)	(0.2)	2,588	0.3	(146)	—
Other items, net	3,339	0.3	(2,719)	(0.3)	(5,516)	(0.9)
	$222,774	24.1%	$195,170	21.6%	$133,640	21.9%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 24.1%, 21.6%, and 21.9% for the years ended December 31, 2020, 2019, and 2018, respectively.  The effective tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and taxable income.  In addition, the effective tax rate for the year ended December 31, 2020 reflected the impairment of nondeductible goodwill relating to the Company’s specialty insurance segment and a benefit from foreign tax law changes.  The effective tax rate for the year ended December 31, 2019 also reflected the resolution of state tax matters from prior years.  The effective tax rate for 2018 also reflected an adjustment made to the Company’s initial 2017 estimates for the comprehensive tax reform legislation known as the Tax Cuts and Jobs Act.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax liability are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Deferred revenue	$9,671	$7,982
Employee benefits	95,147	89,986
Bad debt reserves	7,694	5,990
Pension	34,067	26,383
Net operating loss carryforward	10,904	14,067
Foreign tax credit	6,798	6,724
Operating lease liabilities	66,244	72,119
Payroll taxes	11,464	—
Other	4,802	3,050
	246,791	226,301
Valuation allowance	(9,411)	(9,846)
	237,380	216,455
Deferred tax liabilities:
Depreciable and amortizable assets	271,250	241,799
Claims and related salvage	89,774	104,004
Investments in affiliates	6,604	612
Securities	75,274	39,035
Operating lease assets	59,418	65,121
Unremitted foreign earnings	11,796	13,709
	514,116	464,280
Net deferred tax liability	$276,736	$247,825

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law on March 27, 2020.  The CARES Act allows employers to defer payment of a portion of payroll taxes otherwise due on wages paid between the enactment date and December 31, 2020 and remit the deferred payroll taxes in equal amounts on December 31, 2021 and December 31, 2022.  Under this provision of the CARES Act, the Company deferred $49.4 million in payroll taxes for 2020 and has recorded the tax impact of $11.5 million as a deferred tax asset.

The exercise of stock options and vesting of RSUs represent a tax benefit that has been reflected as a reduction of income taxes payable and a reduction of income tax expense for the years ended December 31, 2020, 2019 and 2018.  The benefits recorded were $3.8 million, $3.2 million and $5.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

At December 31, 2020, the Company had available a $6.5 million foreign tax credit carryover, net of a valuation allowance.  The Company expects to utilize this credit within the carryover period.

At December 31, 2020, the Company had available net operating loss carryforwards for income tax purposes totaling $68.1 million, consisting of federal, state and foreign losses of $1.5 million, $34.7 million and $31.9 million, respectively.  Of the aggregate net operating losses, $30.8 million has an indefinite expiration and the remaining $37.3 million expires at various times beginning in 2021.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary.  The factors used by the Company to assess the likelihood of realization include its forecast of future taxable income and available tax planning strategies that could be implemented to realize its deferred tax assets.  The Company’s ability or failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets.  At December 31, 2020 and 2019, the Company carried a valuation allowance of $9.4 million and $9.8 million, respectively, against its deferred tax assets.  Of this amount, $8.1 million and $8.8 million, respectively, related to net operating losses; the remaining $1.3 million and $1.0 million, respectively, related to other deferred tax assets.  The decrease in the overall valuation allowance during 2020 was primarily due to the release of valuation allowance previously provided against certain foreign net operating losses and other deferred tax assets.  Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

As of December 31, 2020, 2019 and 2018, the liability for income taxes associated with uncertain tax positions was $7.2 million, $1.5 million and $13.3 million, respectively.  The increase in the liability during 2020 was primarily attributable to positions taken on the Company’s tax returns for prior years, the net decrease in the liability during 2019 was primarily the result of the resolution of state tax matters from prior years, and the net increase in the liability during 2018 was attributable to new uncertain tax positions.  The liabilities could be reduced by $2.1 million, $0.4 million, and $3.7 million as of December 31, 2020, 2019 and 2018, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes.  The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Unrecognized tax benefits—beginning balance	$1,500	$13,300	$12,800
Gross increases (decreases)—prior period tax positions	5,000	(8,600)	—
Gross increases—current period tax positions	700	800	500
Settlements with taxing authorities	—	(4,000)	—
Unrecognized tax benefits—ending balance	$7,200	$1,500	$13,300

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.  Accrued interest and penalties, net of tax benefits, related to uncertain tax positions were not material as of December 31, 2020 and 2019.  As of December 31, 2018, the Company had accrued interest and penalties, net of tax benefits, of $5.8 million related to uncertain tax positions.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions.  The primary non-federal jurisdictions are California, Canada, India and the United Kingdom.  As of December 31, 2020, the Company is generally no longer subject to U.S. Federal income tax examinations for years prior to 2017, and, for state and non-U.S. jurisdictions, income tax examinations for years prior to 2014.

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

NOTE 15.    Earnings Per Share:

The computation of basic and diluted earnings per share is as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Numerator
Net income attributable to the Company	$696,429	$707,410	$474,496
Denominator
Basic weighted-average common shares	112,746	113,080	112,613
Effect of dilutive employee stock options and RSUs	274	575	666
Diluted weighted-average common shares	113,020	113,655	113,279
Net income per share attributable to the Company’s stockholders
Basic	$6.18	$6.26	$4.21
Diluted	$6.16	$6.22	$4.19

For the year ended December 31, 2020, 203 thousand RSUs were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.  For the years ended December 31, 2019 and 2018, RSUs excluded from diluted weighted-average common shares outstanding due to their antidilutive effect were not material. No stock options had a dilutive effect on weighted-average common shares outstanding during the year ended December 31, 2020, as all remaining stock options outstanding were exercised during the fourth quarter of 2019.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16.    Employee Benefit Plans:

The First American Financial Corporation 401(k) Savings Plan (the “Savings Plan”) allows for employee-elective contributions up to the maximum amount as determined by the Internal Revenue Code.  The Company makes discretionary contributions to the Savings Plan based on profitability, as well as the contributions of participants.  The Savings Plan held 1.8 million shares and 2.0 million shares of the Company’s common stock, representing 1.7% and 1.8% of the Company’s total common shares outstanding at December 31, 2020 and 2019, respectively.  Effective July 1, 2015, participants in the Savings Plan can no longer make additional investments in common stock of the Company.

The Company maintains a deferred compensation plan for certain employees that allows participants to defer up to 100% of their salary, commissions and certain bonuses.  Participants can allocate their deferrals among a variety of investment crediting options (known as “deemed investments”).  The term deemed investments means that the participant has no ownership interest in the funds they select; the funds are only used to measure the gains or losses that will be attributed to each participant’s deferral account over time.  Participants can elect to have their deferral balance paid out while they are still employed or after their employment ends.  The deferred compensation plan is exempt from most provisions of the Employee Retirement Income Security Act (“ERISA”) because it is only available to a select group of management and highly compensated employees and is not a qualified employee benefit plan.  To preserve the tax-deferred savings advantages of a nonqualified deferred compensation plan, federal law requires that it be unfunded or informally funded.  Participant deferrals, and any earnings on those deferrals, are general unsecured obligations of the Company.  The Company informally funds the deferred compensation plan through a tax-advantaged investment known as variable universal life insurance.  Deferred compensation plan assets are held as an asset of the Company within a special trust, known as a “Rabbi Trust.”  At December 31, 2020 and 2019, the value of the assets held in the Rabbi Trust of $116.0 million and $103.5 million, respectively, and the unfunded liabilities of $131.3 million and $115.1 million, respectively, were included in the consolidated balance sheets in other assets and pension costs and other retirement plans, respectively.

The Company also has nonqualified, unfunded supplemental benefit plans covering certain management personnel.  The Executive and Management Supplemental Benefit Plans, subject to certain limitations, provide participants with maximum benefits of 30% and 15%, respectively, of average annual compensation over a fixed five-year period.  Effective January 1, 2011, the plans were closed to new participants.

Certain of the Company’s subsidiaries have separate savings and employee benefit plans.  Expenses related to these plans and the Company’s deferred compensation plan are included below under “other plans, net”.

The principal components of employee benefit costs are summarized as follows:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Expense:
Savings plan	$31,885	$60,416	$46,208
Unfunded supplemental benefit plans	9,475	8,989	9,248
Other plans, net	19,291	23,917	2,794
	$60,651	$93,322	$58,250

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the benefit obligations and funded status associated with the Company’s unfunded supplemental benefit plans:

	December 31,
	2020	2019
	(in thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$258,793	$236,773
Service costs	179	282
Interest costs	7,124	9,116
Actuarial losses	31,137	27,034
Benefits paid	(14,448)	(14,412)
Projected benefit obligation at end of year	282,785	258,793
Change in plan assets:
Contributions	14,448	14,412
Benefits paid	(14,448)	(14,412)
Fair value of plan assets at end of year	—	—
Reconciliation of funded status:
Unfunded status of the plans	$282,785	$258,793
Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$282,785	$258,793
Amounts recognized in accumulated other comprehensive income/loss:
Unrecognized net actuarial loss	$129,480	$103,624
Unrecognized prior service credit	(1,071)	(4,180)
	$128,409	$99,444
Accumulated benefit obligation at end of year	$282,785	$258,793

Net periodic benefit costs related to the Company’s unfunded supplemental benefit pension plans included the following components:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Expense:
Service costs	$179	$282	$519
Interest costs	7,124	9,116	8,079
Amortization of net actuarial loss	5,281	3,661	4,828
Amortization of prior service credit	(3,109)	(4,070)	(4,178)
	$9,475	$8,989	$9,248

Net actuarial loss and prior service credit for the unfunded supplemental benefit plans expected to be amortized from accumulated other comprehensive income/loss into net periodic cost over the next fiscal year include an expense of $6.8 million and a credit of $1.3 million, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average discount rate assumptions used to determine net periodic benefit costs for the Company’s unfunded supplemental benefits plans for the years ended December 31, 2020, 2019 and 2018, were as follows:

	Year ended December 31,
	2020	2019	2018
Discount rates:
Projected benefit obligation	3.27%	4.32%	3.61%
Service cost	3.71%	4.55%	3.78%
Interest cost	2.86%	4.00%	3.23%

The weighted-average discount rate assumption used to determine the projected benefit obligation for the Company’s unfunded supplemental benefits plans at December 31, 2020 and 2019, was as follows:

	December 31,
	2020	2019
Discount rate	2.49%	3.27%

The discount rate assumptions used for the Company’s benefit plans reflect the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The Company expects to make cash contributions of $15.4 million to its unfunded supplemental benefit plans during 2021.

Benefit payments, which reflect expected future service, as appropriate, are expected to be made as follows:

Year	(in thousands)
2021	$15,417
2022	$16,675
2023	$16,941
2024	$17,047
2025	$17,095
Five years thereafter	$80,839

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

Assets measured at fair value on a recurring basis

The valuation techniques and inputs used by the Company to estimate the fair value of assets measured on a recurring basis are summarized as follows:

Debt securities

The fair values of debt securities were based on the market values obtained from independent pricing services that were evaluated using pricing models that vary by asset class and incorporate available trade, bid and other market information and price quotes from well-established, independent broker-dealers.  The independent pricing services monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants.  The pricing services utilize the market approach in determining the fair values of the debt securities held by the Company.  The Company obtains an understanding of the valuation models and assumptions utilized by the services and has controls in place to determine that the values provided represent fair values.  The Company’s validation procedures include comparing prices received from the pricing services to quotes received from other third-party sources for certain securities with market prices that are readily verifiable.  If the price comparison results in differences over a predefined threshold, the Company will assess the reasonableness of the changes relative to prior periods given the prevailing market conditions and assess changes in the issuers’ credit worthiness, performance of any underlying collateral and prices of the instrument relative to similar issuances.  To date, the Company has not made any material adjustments to the fair value measurements provided by the pricing services.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of December 31, 2020 and 2019:

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Debt securities:
U.S. Treasury bonds	$80,846	$—	$80,846	$—
Municipal bonds	1,248,808	—	1,248,808	—
Foreign government bonds	199,530	—	199,530	—
Governmental agency bonds	263,922	—	263,922	—
Governmental agency mortgage-backed securities	3,474,618	—	3,474,618	—
U.S. corporate debt securities	680,697	—	680,697	—
Foreign corporate debt securities	406,401	—	406,401	—
	6,354,822	—	6,354,822	—
Equity securities:
Preferred stocks	19,479	19,479	—	—
Common stocks	444,647	444,647	—	—
	464,126	464,126	—	—
Total assets	$6,818,948	$464,126	$6,354,822	$—

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2019
Assets:
Debt securities:
U.S. Treasury bonds	$143,941	$—	$143,941	$—
Municipal bonds	1,090,839	—	1,090,839	—
Foreign government bonds	180,090	—	180,090	—
Governmental agency bonds	321,919	—	321,919	—
Governmental agency mortgage-backed securities	3,278,258	—	3,278,258	—
U.S. corporate debt securities	553,372	—	553,372	—
Foreign corporate debt securities	345,217	—	345,217	—
	5,913,636	—	5,913,636	—
Equity securities:
Preferred stocks	18,094	18,094	—	—
Common stocks	374,224	374,224	—	—
	392,318	392,318	—	—
Total assets	$6,305,954	$392,318	$5,913,636	$—

There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2020 and 2019.  Transfers into or out of the Level 3 category occur when unobservable inputs become either more, or less, significant to the fair value measurement.  The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2020 and 2019:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Cash and cash equivalents	$1,275,466	$1,275,466	$1,275,466	$—	$—
Deposits with banks	$45,856	$45,947	$6,092	$39,855	$—
Notes receivable, net	$29,912	$30,279	$—	$—	$30,279
Secured financings receivable	$748,312	$748,312	$—	$748,312	$—
Liabilities:
Secured financings payable	$516,155	$516,155	$—	$516,155	$—
Notes and contracts payable	$1,010,756	$1,131,356	$—	$1,125,128	$6,228

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2019
Assets:
Cash and cash equivalents	$1,485,959	$1,485,959	$1,485,959	$—	$—
Deposits with banks	$44,422	$44,339	$4,074	$40,265	$—
Notes receivable, net	$18,970	$19,422	$—	$—	$19,422
Secured financings receivable	$287,459	$287,459	$—	$287,459	$—
Liabilities:
Secured financings payable	$278,412	$278,412	$—	$278,412	$—
Notes and contracts payable	$728,232	$761,224	$—	$756,306	$4,918

Assets measured at fair value on a non-recurring basis

The Company measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount may not be recoverable.  These assets generally include goodwill, title plants and other indexes, other intangible assets, property and equipment and cost and equity-method investments.

In connection with the Company’s decision in the third quarter of 2020 to sell the property and casualty insurance business, the Company recognized impairment losses of $34.2 million, $17.6 million and $3.2 million to goodwill, property and equipment and other intangible assets, respectively, for the year ended December 31, 2020. The impairment charges were determined based on fair values utilizing Level 3 unobservable inputs.  See Note 2 Disposition of the Property and Casualty Insurance Business for further information on the disposition of the business.

NOTE 18.    Share-Based Compensation Plans:

The First American Financial Corporation 2020 Incentive Compensation Plan (the “Incentive Compensation Plan”), effective January 22, 2020, permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares and other stock-based awards.  Eligible participants, which include the Company’s directors and officers, as well as other employees, may elect to defer the distribution of their RSUs to a future date beyond the scheduled vesting date.  At December 31, 2020, 3.5 million shares of common stock remain available to be issued from either authorized and unissued shares or previously issued shares acquired by the Company, subject to certain annual limits based on the type of award granted.  The Incentive Compensation Plan terminates 10 years from its effective date unless previously canceled by the Company’s board of directors.

The First American Financial Corporation 2010 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the option to purchase common stock of the Company at 85% of the lower of the closing price on either the first or last day of each quarterly offering period.  There were 523,000, 391,000 and 363,000 shares issued in connection with this plan for the years ended December 31, 2020, 2019 and 2018, respectively.  At December 31, 2020, there were 1.1 million shares reserved for future issuances.

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Expense:
RSUs	$45,387	$38,445	$37,597
Employee stock purchase plan	5,322	4,029	3,548
	$50,709	$42,474	$41,145

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes RSU activity for the year ended December 31, 2020:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2019	1,152	$49.25
Granted during 2020	817	63.14
Vested during 2020	(1,024)	52.93
Forfeited during 2020	(40)	57.97
Unvested at December 31, 2020	905	$57.24

As of December 31, 2020, there was $27.4 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.2 years.  The fair value of RSUs is generally based on the market value of the Company’s shares on the date of grant.  The weighted-average grant-date fair value of RSUs was $63.14, $51.46 and $54.80 for the years ended December 31, 2020, 2019 and 2018, respectively.  The total fair value of shares distributed for the years ended December 31, 2020, 2019 and 2018 was $56.0 million, $50.5 million and $54.5 million, respectively.  At December 31, 2020, 1.1 million shares were vested but not distributed.

During the year ended December 31, 2019, all remaining stock options outstanding were exercised at a weighted-average exercise price of $27.66 with cash proceeds of $0.8 million.

NOTE 19.    Stockholders’ Equity:

In November 2020, the Company announced that its board of directors had approved a new share repurchase plan, which authorizes the repurchase of up to $300.0 million of the Company’s common stock and of which $242.0 million remained as of December 31, 2020.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  Also, in November 2020, the Company terminated its prior share repurchase plan which authorized the repurchase of up to $250.0 million of the Company’s common stock.  Cumulatively, during the year ended December 31, 2020, the Company repurchased and retired, under both the current and prior authorizations, 3.2 million shares of its common stock for a total purchase price of $138.6 million.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20.    Accumulated Other Comprehensive Income (Loss) (“AOCI”):

The following table presents a summary of the changes in each component of AOCI for the years ended December 31, 2020, 2019 and 2018:

	First American Financial Corporation				NCI
(in thousands)	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)	Accumulated other comprehensive income (loss)	Balance
Balance at December 31, 2017	$36,783	$(38,832)	$(65,460)	$(67,509)	$20	$(67,489)
Cumulative-effect adjustment, net of taxes	(40,550)	—	—	(40,550)	—	(40,550)
Change in unrealized gains (losses) on debt securities	(49,643)	—	—	(49,643)	(18)	(49,661)
Change in foreign currency translation adjustment	—	(28,145)	—	(28,145)	—	(28,145)
Net actuarial gain	—	—	16,517	16,517	—	16,517
Amortization of net actuarial loss	—	—	4,828	4,828	—	4,828
Amortization of prior service credit	—	—	(4,178)	(4,178)	—	(4,178)
Tax effect	11,243	1,349	(4,487)	8,105	—	8,105
Balance at December 31, 2018	(42,167)	(65,628)	(52,780)	(160,575)	2	(160,573)
Change in unrealized gains (losses) on debt securities	164,221	—	—	164,221	(1)	164,220
Change in foreign currency translation adjustment	—	14,575	—	14,575	—	14,575
Net actuarial loss	—	—	(27,034)	(27,034)	—	(27,034)
Amortization of net actuarial loss	—	—	3,661	3,661	—	3,661
Amortization of prior service credit	—	—	(4,070)	(4,070)	—	(4,070)
Tax effect	(38,937)	(615)	7,282	(32,270)	—	(32,270)
Balance at December 31, 2019	83,117	(51,668)	(72,941)	(41,492)	1	(41,491)
Change in unrealized gains (losses) on debt securities	116,558	—	—	116,558	—	116,558
Change in unrealized gains (losses) on debt securities for which credit-related portion was recognized in earnings	511	—	—	511	—	511
Change in foreign currency translation adjustment	—	13,945	—	13,945	—	13,945
Net actuarial loss	—	—	(31,137)	(31,137)	—	(31,137)
Amortization of net actuarial loss	—	—	5,281	5,281	—	5,281
Amortization of prior service credit	—	—	(3,109)	(3,109)	—	(3,109)
Tax effect	(28,434)	(267)	7,685	(21,016)	—	(21,016)
Balance at December 31, 2020	$171,752	$(37,990)	$(94,221)	$39,541	$1	$39,542

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2020, 2019 and 2018:

	Unrealized gains (losses) on securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
	(in thousands)
Year ended December 31, 2020
Pretax change before reclassifications	$123,930	$13,945	$(31,137)	$106,738
Reclassifications out of AOCI	(6,861)	—	2,172	(4,689)
Tax effect	(28,434)	(267)	7,685	(21,016)
Total other comprehensive income (loss), net of tax	$88,635	$13,678	$(21,280)	$81,033
Year ended December 31, 2019
Pretax change before reclassifications	$167,992	$14,575	$(27,034)	$155,533
Reclassifications out of AOCI	(3,772)	—	(409)	(4,181)
Tax effect	(38,937)	(615)	7,282	(32,270)
Total other comprehensive income (loss), net of tax	$125,283	$13,960	$(20,161)	$119,082
Year ended December 31, 2018
Pretax change before reclassifications	$(63,910)	$(28,145)	$16,517	$(75,538)
Reclassifications out of AOCI	14,249	—	650	14,899
Tax effect	11,243	1,349	(4,487)	8,105
Total other comprehensive income (loss), net of tax	$(38,418)	$(26,796)	$12,680	$(52,534)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the consolidated statements of income:

	Amounts reclassified from AOCI
	Year ended December 31,
(in thousands)	2020	2019	2018	Affected line items
Unrealized gains (losses) on debt securities:
Net realized gains (losses) on sales of debt securities	$14,435	$3,772	$(14,249)	Net realized investment gains (losses)
Credit losses recognized on debt securities	(7,574)	—	—	Net realized investment gains (losses)
Pretax total	$6,861	$3,772	$(14,249)
Tax effect	$(1,666)	$(894)	$3,226
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(5,281)	$(3,661)	$(4,828)	Other operating expenses
Amortization of prior service credit	3,109	4,070	4,178	Other operating expenses
Pretax total	$(2,172)	$409	$(650)
Tax effect	$576	$(109)	$170

(1)	Amounts are components of net periodic cost. See Note 16 Employee Benefit Plans for additional details.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries improperly charged fees for products and services, improperly performed debt collection practices, improperly handled property and casualty claims and gave items of value to builders as inducements to refer business in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

•	Antao Properties LLC vs. First American Title Insurance Company, filed on November 6, 2019 and pending in the United States District Court for the Middle District of Florida,
•	Seymour vs. First American Title Insurance Company, et al., filed on January 12, 2021 and pending in the Superior Court of the State of California, County of Santa Barbara,
•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017 and pending in the Superior Court of the State of California, County of Sacramento, and
•	Wilmot vs. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company and/or its subsidiaries are also parties to consumer class actions and a securities class action in connection with the information security incident that occurred during the second quarter of 2019.  All of these lawsuits are putative class actions for which a class has not been certified.  For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

While some of the lawsuits described above may be material to the Company’s financial results in any particular period if an unfavorable outcome results, the Company does not believe that any of these lawsuits will have a material adverse effect on the Company’s overall financial condition, results of operations or cash flows.

In addition, the Company and its Board of Directors and certain executives are parties to a shareholder derivative action, Hollett vs. Gilmore, et al., filed on November 25, 2020 and pending in the United States District Court for the Central District of California.  The allegations arise out of the information security incident that occurred during the second quarter of 2019 and the resulting legal proceedings and disclosures made at the time of the incident. While the ultimate disposition is not yet determinable, the Company does not believe it will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company also is a party to non-ordinary course lawsuits other than those described above.  With respect to these lawsuits, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s title insurance, property and casualty insurance, home warranty, banking, thrift, trust and wealth management businesses are regulated by various federal, state and local governmental agencies.  Many of the Company’s other businesses operate within statutory guidelines.  Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies.  Currently, governmental agencies are examining or investigating certain of the Company’s operations. These exams and investigations include an inquiry by the New York Attorney General and the Massachusetts Attorney General into competitive practices in the title insurance industry.  With respect to matters where the Company has determined that a loss is both probable and reasonably estimable, the Company records a liability representing its best estimate of the financial exposure based on known facts.  While the ultimate disposition of each such exam or investigation is not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Some of these exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

Furthermore, these exams and investigations include two investigations initiated in connection with the information security incident that occurred during the second quarter of 2019, one being conducted by the Securities and Exchange Commission (“SEC”) enforcement staff and the other by the New York Department of Financial Services.  The SEC enforcement staff is questioning the adequacy of disclosures the Company made at the time of the incident and the adequacy of its disclosure controls.  In September 2020, the Company received a Wells Notice informing the Company that the enforcement staff has made a preliminary determination to recommend a filing of an enforcement action by the SEC against the Company.   The Company believes that its disclosures and disclosure controls complied with the securities laws and has availed itself of the opportunity to provide a response to convince the SEC that an enforcement action is inappropriate under the circumstances.  The New York Department of Financial Services has alleged violations of its cyber security requirements for financial services companies and has filed a statement of charges and scheduled an administrative hearing in connection therewith.  While the ultimate dispositions of the SEC and New York Department of Financial Services matters are not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $15.7 million, which is based on the exchange rate as of, and includes interest charges through, December 31, 2020. As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Accordingly, the Company filed a notice of appeal with the Canadian taxing authority in March 2020.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

The Company and its subsidiaries also are involved in numerous ongoing routine legal and regulatory proceedings related to their operations.  With respect to each of these proceedings, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, is not material to the consolidated financial statements as a whole.

NOTE 22.    Business Combinations:

During the year ended December 31, 2020, the Company completed acquisitions for an aggregate purchase price of $397.6 million, which were funded through cash on hand and additional borrowings of $120.0 million under the Company’s credit facility.  For acquisitions in which the Company has not completed its purchase price allocation, preliminary fair value estimates for the assets acquired and liabilities assumed have been recorded.  These acquisitions have been included in the Company’s title insurance and services segment.

Current year acquisitions included the purchase of a company that provides document, eClose and fulfillment technology for the mortgage industry on March 2, 2020 for a purchase price of $350.0 million.  In connection with the purchase, the Company recorded goodwill, property and equipment and other intangible assets of $216.4 million, $19.0 million and $129.0 million, respectively.  The Company recognized revenues of $69.6 million and pre-tax income of $4.5 million since the acquisition date, related to the acquiree, during the year ended December 31, 2020.  The Company expects $121.9 million of the goodwill recorded upon acquisition to be deductible for tax purposes.

NOTE 23.    Segment Financial Information:

The Company consists of the following reportable segments and a corporate function:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally.  This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant data and records; provides appraisals and other valuation-related products and services; provides lien release, document custodial and default-related products and services; and provides warehouse lending services and banking,  trust and wealth management services.  The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents.  Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories.  The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets.

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products.  The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage.  This business is licensed to issue policies in all 50 states and the District of Columbia.  The majority of policy liability is in the western United States, including approximately 59% in California. The home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period.  This business currently operates in 35 states and the District of Columbia.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the third quarter of 2020, the Company initiated a plan to sell the property and casualty insurance business.  In the fourth quarter of 2020, the Company, as a result of the sale process, determined to pursue a book transfer rather than a sale. In January 2021, the Company entered into book transfer agreements with two third-party insurers, which will provide qualifying agents and customers of the Company an opportunity to transfer their policies.  The Company expects the transfers to be completed by the end of the third quarter of 2022.  The Company will seek to non-renew policies that are not transferred.

The corporate function consists primarily of certain financing facilities as well as the corporate services that support the Company’s business operations.

Selected financial information about the Company’s operations, by segment, for the years ended December 31, 2020, 2019 and 2018, is as follows:

	Revenues	Depreciation and amortization	Equity in earnings of affiliates, net	Income (loss) before income taxes	Assets	Investments in equity method affiliates	Capital expenditures
	(in thousands)
2020
Title Insurance and Services	$6,535,674	$141,292	$5,718	$1,025,506	$11,922,133	$63,757	$116,559
Specialty Insurance	532,423	7,535	—	(25,284)	645,339	—	4,014
Corporate	20,760	152	—	(76,952)	737,127	—	—
Eliminations	(2,190)	—	—	—	(508,611)	—	—
	$7,086,667	$148,979	$5,718	$923,270	$12,795,988	$63,757	$120,573
2019
Title Insurance and Services	$5,675,952	$121,643	$2,836	$912,213	$10,349,145	$51,928	$100,826
Specialty Insurance	505,890	7,225	—	66,576	639,763	—	9,676
Corporate	21,896	153	—	(73,771)	575,051	—	—
Eliminations	(1,677)	—	—	—	(44,792)	—	—
	$6,202,061	$129,021	$2,836	$905,018	$11,519,167	$51,928	$110,502
2018
Title Insurance and Services	$5,282,781	$119,053	$2,717	$655,003	$9,613,658	$54,674	$112,726
Specialty Insurance	469,342	6,721	—	26,999	600,268	—	12,791
Corporate	(3,115)	153	—	(72,464)	431,222	—	—
Eliminations	(1,164)	—	—	—	(14,513)	—	—
	$5,747,844	$125,927	$2,717	$609,538	$10,630,635	$54,674	$125,517

	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
2020	(in thousands)
Title Insurance and Services	$2,489,992	$2,759,455	$1,000,805	$199,228	$86,194	$6,535,674
Specialty Insurance	497,533	—	13,439	9,123	12,328	532,423
	$2,987,525	$2,759,455	$1,014,244	$208,351	$98,522	$7,068,097
2019
Title Insurance and Services	$2,188,056	$2,373,140	$776,124	$282,910	$55,722	$5,675,952
Specialty Insurance	471,217	—	12,742	11,249	10,682	505,890
	$2,659,273	$2,373,140	$788,866	$294,159	$66,404	$6,181,842
2018
Title Insurance and Services	$2,052,951	$2,284,906	$770,725	$223,318	$(49,119)	$5,282,781
Specialty Insurance	454,718	—	11,802	10,190	(7,368)	469,342
	$2,507,669	$2,284,906	$782,527	$233,508	$(56,487)	$5,752,123

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Domestic and foreign revenues from external customers, by segment, for the years ended December 31, 2020, 2019 and 2018, are as follows:

	Year Ended December 31,
	2020		2019		2018
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance and Services	$6,192,659	$341,710	$5,374,624	$300,685	$4,984,617	$298,059
Specialty Insurance	532,423	—	505,890	—	469,342	—
	$6,725,082	$341,710	$5,880,514	$300,685	$5,453,959	$298,059

Domestic and foreign long-lived assets, by segment, as of December 31, 2020, 2019 and 2018, are as follows:

	December 31,
	2020		2019		2018
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in thousands)
Title Insurance and Services	$956,569	$59,504	$982,397	$65,625	$994,023	$61,615
Specialty Insurance	5,718	—	7,479	—	65,644	—
	$962,287	$59,504	$989,876	$65,625	$1,059,667	$61,615

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

QUARTERLY FINANCIAL DATA

(Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2020
Revenues	$1,412,943	$1,608,729	$1,913,721	$2,151,274
Income before income taxes	$72,324	$225,295	$243,371	$382,280
Net income	$63,846	$171,694	$183,591	$281,365
Net income attributable to noncontrolling interests	$642	$1,039	$1,312	$1,074
Net income attributable to the Company	$63,204	$170,655	$182,279	$280,291
Net income per share attributable to the Company’s stockholders (1):
Basic	$0.56	$1.52	$1.62	$2.50
Diluted	$0.55	$1.52	$1.62	$2.49

	Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2019
Revenues	$1,303,581	$1,498,620	$1,671,196	$1,728,664
Income before income taxes	$141,670	$229,497	$245,338	$288,513
Net income	$109,804	$187,271	$188,167	$224,606
Net income attributable to noncontrolling interests	$229	$616	$985	$608
Net income attributable to the Company	$109,575	$186,655	$187,182	$223,998
Net income per share attributable to the Company’s stockholders (1):
Basic	$0.97	$1.65	$1.65	$1.98
Diluted	$0.97	$1.64	$1.65	$1.97

(1)

Net income per share attributable to the Company’s stockholders for the four quarters of each fiscal year may not sum to the total for the fiscal year because of the different number of shares outstanding during each period.

SCHEDULE I

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

December 31, 2020

Column A	Column B	Column C		Column D
Type of investment	Cost	Market value		Amount at which shown in the balance sheet
Deposits with banks:
Consolidated	$45,856	$45,947		$45,856
Debt securities:
U.S. Treasury bonds
Consolidated	$80,172	$80,846		$80,846
Municipal bonds
Consolidated	$1,168,425	$1,248,808		$1,248,808
Foreign government bonds
Consolidated	$194,042	$199,530		$199,530
Governmental agency bonds
Consolidated	$254,248	$263,922		$263,922
Governmental agency mortgage-backed securities
Consolidated	$3,401,737	$3,474,618		$3,474,618
U.S. corporate debt securities
Consolidated	$637,808	$680,697		$680,697
Foreign corporate debt securities
Consolidated	$384,572	$406,401		$406,401
Total debt securities:
Consolidated	$6,121,004	$6,354,822		$6,354,822
Equity securities:
Consolidated	$376,320	$464,126		$464,126
Notes receivable, net:
Consolidated	$29,912	$30,279		$29,912
Other investments:
Consolidated	$320,104	$320,104	(1)	$320,104
Total investments:
Consolidated	$6,893,196	$7,215,278		$7,214,820

(1)	As other investments are not publicly traded, estimates of fair value could not be made without incurring excessive costs.

SCHEDULE II

1 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED BALANCE SHEETS

(in thousands, except par values)

	December 31,
	2020	2019
Assets
Cash and cash equivalents	$206,933	$341,691
Dividends receivable	30,000	—
Due from subsidiaries, net	284,929	47,798
Income taxes receivable	951	10,967
Investment in subsidiaries	5,945,820	5,215,056
Other investments	94,001	77,000
Deferred income taxes	14,484	18,283
Other assets	120,718	109,228
	$6,697,836	$5,820,023
Liabilities and Equity
Accounts payable and other accrued liabilities	$22,871	$19,455
Pension costs and other retirement plans	415,796	376,393
Income taxes payable	53,784	25,475
Deferred income taxes	291,220	266,108
Notes and contracts payable	992,517	707,590
	1,776,188	1,395,021
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares;
Outstanding—110,353 shares and 112,476 shares	1	1
Additional paid-in capital	2,214,935	2,300,926
Retained earnings	2,655,495	2,161,049
Accumulated other comprehensive income (loss)	39,541	(41,492)
Total stockholders’ equity	4,909,972	4,420,484
Noncontrolling interests	11,676	4,518
Total equity	4,921,648	4,425,002
	$6,697,836	$5,820,023

See Notes to Condensed Financial Statements

SCHEDULE II

2 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF INCOME

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Dividends from subsidiaries	$603,900	$384,799	$394,742
Other income (losses)	14,017	21,660	(2,986)
Net realized investment gains	6,515	—	—
	624,432	406,459	391,756
Expenses:
Other expenses	68,830	66,984	40,415
Income before income taxes and equity in undistributed earnings of subsidiaries	555,602	339,475	351,341
Income taxes	134,060	73,209	77,031
Equity in undistributed earnings of subsidiaries	278,954	443,582	201,588
Net income	700,496	709,848	475,898
Less: Net income attributable to noncontrolling interests	4,067	2,438	1,402
Net income attributable to the Company	$696,429	$707,410	$474,496

See Notes to Condensed Financial Statements

SCHEDULE II

3 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

Year Ended December 31,
	2020	2019	2018
Net income	$700,496	$709,848	$475,898
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	88,248	125,283	(38,418)
Unrealized gains on debt securities for which credit-related portion was recognized in earnings	387	—	—
Foreign currency translation adjustment	13,678	13,960	(26,796)
Pension benefit adjustment	(21,280)	(20,161)	12,680
Total other comprehensive income (loss), net of tax	81,033	119,082	(52,534)
Comprehensive income	781,529	828,930	423,364
Less: Comprehensive income attributable to noncontrolling interests	4,067	2,437	1,384
Comprehensive income attributable to the Company	$777,462	$826,493	$421,980

See Notes to Condensed Financial Statements

SCHEDULE II

4 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Cash provided by operating activities	$600,217	$356,116	$381,516
Cash flows from investing activities:
Net cash effect of acquisitions	—	(14,845)	(67,061)
Net payments to subsidiaries	(668,068)	(58,193)	(19,676)
Investments in unconsolidated entities	(19,000)	(77,000)	—
Net change in other investments	63	—	—
Proceeds from sales of property and equipment	6,849	—	—
Cash used for investing activities	(680,156)	(150,038)	(86,737)
Cash flows from financing activities:
Net proceeds from issuance of unsecured senior notes	443,936	—	—
Borrowings under unsecured credit facility	120,000	160,000	—
Repayments of borrowings under unsecured credit facility	(280,000)	(160,000)	—
Net payments in connection with share-based compensation	(1,489)	(1,187)	(4,105)
Repurchases of Company shares	(138,603)	(2,066)	(18,801)
Payments of cash dividends	(198,663)	(188,440)	(178,487)
Cash used for financing activities	(54,819)	(191,693)	(201,393)
Net (decrease) increase in cash and cash equivalents	(134,758)	14,385	93,386
Cash and cash equivalents—Beginning of period	341,691	327,306	233,920
Cash and cash equivalents—End of period	$206,933	$341,691	$327,306

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

NOTE 2.    Dividends Received:

The holding company received cash dividends from subsidiaries of $573.9 million, $384.8 million and $394.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

SCHEDULE III

1 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2020
Title Insurance and Services	$206	$1,090,362	$5,400
Specialty Insurance	35,075	87,642	266,577
Total	$35,281	$1,178,004	$271,977
2019
Title Insurance and Services	$187	$987,376	$7,058
Specialty Insurance	32,927	75,668	245,273
Total	$33,114	$1,063,044	$252,331

SCHEDULE III

2 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Premiums and escrow fees	Net investment income (1)	Loss provision	Amortization of deferred policy acquisition costs (credits)	Other operating expenses	Premiums written
2020
Title Insurance and Services	$5,249,447	$285,422	$262,456	$—	$999,701	$—
Specialty Insurance	497,533	21,451	317,051	(2,148)	83,104	519,946
Corporate	—	20,760	—	—	37,187	—
Eliminations	—	(1,306)	—	—	(884)	—
Total	$5,746,980	$326,327	$579,507	$(2,148)	$1,119,108	$519,946
2019
Title Insurance and Services	$4,561,196	$338,632	$182,450	$—	$805,480	$—
Specialty Insurance	471,217	21,931	263,590	(537)	80,705	482,056
Corporate	—	21,896	—	—	38,148	—
Eliminations	—	(642)	—	—	(1,035)	—
Total	$5,032,413	$381,817	$446,040	$(537)	$923,298	$482,056
2018
Title Insurance and Services	$4,337,857	$174,199	$173,520	$(125)	$793,364	$—
Specialty Insurance	454,718	2,822	279,113	(1,138)	74,025	459,098
Corporate	—	(3,115)	—	—	33,879	—
Eliminations	—	(104)	—	—	(1,060)	—
Total	$4,792,575	$173,802	$452,633	$(1,263)	$900,208	$459,098

(1)	Includes net investment income and net realized investment gains (losses).

SCHEDULE IV

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(in thousands, except percentages)

Segment	Premiums and escrow fees before reinsurance	Ceded to other companies	Assumed from other companies	Premiums and escrow fees	Percentage of amount assumed to premiums and escrow fees
Title Insurance and Services
2020	$5,264,868	$15,839	$418	$5,249,447	0.0%
2019	$4,573,715	$13,103	$584	$4,561,196	0.0%
2018	$4,353,130	$16,398	$1,125	$4,337,857	0.0%
Specialty Insurance
2020	$507,414	$9,881	$—	$497,533	0.0%
2019	$482,820	$11,603	$—	$471,217	0.0%
2018	$466,245	$11,527	$—	$454,718	0.0%

SCHEDULE V

1 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2020

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$12,676	$6,640	$—	$5,322	(1)	$13,994
Reserve for known and incurred but not reported claims:
Consolidated	$1,063,044	$579,507	$6,787	$471,334	(2)	$1,178,004
Reserve deducted from notes receivable:
Consolidated	$343	$—	$—	$—		$343
Reserve deducted from deferred income taxes:
Consolidated	$9,846	$—	$—	$435		$9,411

(1)Amount represents accounts written off, net of recoveries.

(2)Amount represents claim payments, net of recoveries.

SCHEDULE V

2 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2019

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$14,470	$4,125	$—	$5,919	(1)	$12,676
Reserve for known and incurred but not reported claims:
Consolidated	$1,042,679	$446,040	$(10,354)	$415,321	(2)	$1,063,044
Reserve deducted from notes receivable:
Consolidated	$343	$—	$—	$—		$343
Reserve deducted from deferred income taxes:
Consolidated	$10,621	$—	$—	$775		$9,846

(1)Amount represents accounts written off, net of recoveries.

(2)Amount represents claim payments, net of recoveries.

SCHEDULE V

3 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Year Ended December 31, 2018

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$14,771	$5,039	$—	$5,340	(1)	$14,470
Reserve for known and incurred but not reported claims:
Consolidated	$1,028,933	$452,633	$11,869	$450,756	(2)	$1,042,679
Reserve deducted from notes receivable:
Consolidated	$510	$167	$—	$334		$343
Reserve deducted from deferred income taxes:
Consolidated	$10,333	$288	$—	$—		$10,621

(1)Amount represents accounts written off, net of recoveries.

(2)Amount represents claim payments, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of December 31, 2020, the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).  Based on that assessment under the framework in Internal Control—Integrated Framework (2013), management determined that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements provided in Item 8, above, has issued a report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On February 11, 2021, the Company entered into amended and restated employment agreements with Dennis J. Gilmore, Kenneth D. DeGiorgio, Christopher M. Leavell and Mark E. Seaton.  Pursuant to the amendments, the term of each of the revised agreements was extended by one year and now expires on December 31, 2023.  Each of the revised agreements incorporates the executive’s base salary at the time of the approval of the extension.  The description of the amended and restated employment agreements provided herein is qualified in its entirety by reference to the employment agreements, which are attached hereto as Exhibits 10.7 to 10.10.

On February 11, 2021, the Company entered into a change-in-control agreement, on substantially the same terms as the Company’s named executive officers, with Steven A. Adams, the Company’s principal accounting officer, to provide for certain benefits in the event Mr. Adams’ employment is terminated following a change-in-control of the Company. Pursuant to the agreement, if the termination of Mr. Adams’ employment occurs without cause or if Mr. Adams terminates his employment for good reason within 36 months following a change-in-control or within six months preceding a change-in-control at the request of a third party who had the intention of effectuating the change-in-control, the Company is required to pay the following benefits in one lump sum within ten business days:

•	base salary through and including the date of termination and any accrued but unpaid annual incentive bonus;
•

an annual incentive bonus for the year in which the termination occurs in an amount equal to the target bonus for the year of termination (or if there is no target annual incentive bonus or under certain other specified circumstances, the average of the annual incentive bonuses paid for the three prior years), prorated through the date of termination;

•	accrued and unpaid vacation pay;
•	unreimbursed business expenses;
•	two times Mr. Adams’ annual base salary in effect immediately prior to the termination; and
•

two times Mr. Adams’ target bonus (or if there is no target annual incentive bonus or under certain other specified circumstances, two times the average of the annual incentive bonuses paid for the three prior years).

In addition, for a period of 24 months following the date on which Mr. Adams’ employment terminates, the Company will provide the same level of benefits and perquisites that he received at the time of termination or, if more favorable to Mr. Adams, at the time at which the change-in-control occurred. These benefits include tax-qualified and nonqualified savings plan benefits (excluding, however, any supplemental benefit plans), medical insurance, disability income protection, life insurance coverage and death benefits. To the extent that Mr. Adams cannot participate in the plans previously available, the Company will provide such benefits (or a cash equivalent) on the same after-tax basis as if they had been available. These obligations are reduced by any welfare benefits made available to Mr. Adams from subsequent employers.

If the amount payable under the agreement, together with other payments and benefits, would constitute an “excess parachute payment” under the Internal Revenue Code and, consequently, be subject to excise tax, the agreement provides for a reduction in the amount payable to that amount that would result in the elimination of the excise tax, provided that the reduced amount exceeds the amount Mr. Adams would receive if the excise tax had been applied.

The initial term of the agreement will expire on December 31, 2021; however, it will automatically extend for additional one-year periods unless either party notifies the other not later than the preceding January 1 that it does not wish to extend the term.

The foregoing summary of the agreement is not complete and is qualified in its entirety by reference to the form of the agreement, attached hereto as Exhibit 10.11.

PART III

The information required by Items 10 through 14 of this report is expected to be set forth in the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2020 for the Company’s upcoming 2021 meeting of stockholders (the “2021 Proxy Statement”).  If the 2021 Proxy Statement is not filed within 120 days after the fiscal year ended December 31, 2020, the Company will file an amendment to this Annual Report on Form 10-K to include the information required by Items 10 through 14.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth under the captions “Information Regarding the Nominees for Election,” “Information Regarding the Other Incumbent Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” if any, “Code of Ethics” and “Board and Committee Meetings” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be set forth under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans,” “Who are the largest principal stockholders outside of management?” and “Security Ownership of Management” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth under the captions “Independence of Directors” and “Transactions with Management and Others” in the 2021 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be set forth under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-approval of Audit and Permissible Nonaudit Services of Independent Auditor” in the 2021 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a	)	1. & 2.	Financial Statements and Financial Statement Schedules
The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 52 in Item 8 of Part II of this report.
(a) 3.

Exhibits. Each management contract or compensatory plan or arrangement in which any director or named executive officer of First American Financial Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. §229.402(a)(3)), participates that is included among the exhibits listed on the Exhibit Index is identified on the Exhibit Index by an asterisk (*).

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed June 1, 2010.

3.2	Bylaws of First American Financial Corporation, amended and restated effective as of August 16, 2017.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed August 22, 2017.

4.1	Description of the Registrant’s Securities.	Attached.

4.2	Indenture, dated as of January 24, 2013, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.1 to the Form S-3ASR filed January 24, 2013.

4.3	First Supplemental Indenture, dated as of January 29, 2013, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed January 29, 2013.

4.4	Second Supplemental Indenture, dated as of November 10, 2014, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed November 10, 2014.

4.4	Third Supplemental Indenture, dated as of May 15, 2020, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed May 15, 2020.

4.5	Form of 4.30% Senior Notes due 2023.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K filed January 29, 2013.

4.6	Form of 4.60% Senior Notes due 2024.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K filed November 10, 2014.

4.6	Form of 4.00% Senior Notes due 2030.	Incorporated by reference herein to Exhibit A to Exhibit 4.2 to the Current Report on Form 8-K filed May 15, 2020.

10.1	Separation and Distribution Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed June 1, 2010.

10.2	Credit Agreement dated as of April 30, 2019, among First American Financial Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Exhibit No.	Description	Location

*10.3	First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Incorporated by reference herein to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.3.1	Amendment No. 1, dated January 21, 2015, to First American Financial Corporation Executive Supplemental Benefit Plan.	Incorporated by reference herein to Exhibit 10.5.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*10.4	First American Financial Corporation Deferred Compensation Plan, amended and restated effective as of January 1, 2012.	Incorporated by reference herein to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2011.

*10.4.1	First Amendment, effective July 1, 2015, to the First American Financial Corporation Deferred Compensation Plan.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

*10.4.2	Second Amendment, effective July 1, 2017, to the First American Financial Corporation Deferred Compensation Plan.	Incorporated by reference herein to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

*10.5	First American Financial Corporation 2010 Incentive Compensation Plan, amended and restated effective as of February 4, 2019.	Incorporated by reference herein to Exhibit 10.6 to the 10-K for the fiscal year ended December 31, 2018.

*10.5.1.

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 21, 2020.

Incorporated by reference herein to Exhibit 10.6.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

*10.5.2	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 17, 2017.	Incorporated by reference herein to Exhibit 10.6.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

*10.5.3	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 23, 2018.	Incorporated by reference herein to Exhibit 10.6.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

*10.5.4	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 4, 2019.	Incorporated by reference herein to Exhibit 10.6.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

*10.5.5	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 21, 2020.	Incorporated by reference herein to Exhibit 10.6.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

*10.5.6	Form of Notice of Performance Unit Grant and Performance Unit Award Agreement, approved January 21, 2020.	Incorporated by reference to Exhibit 10.6.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

*10.6	First American Financial Corporation 2020 Incentive Compensation Plan, approved May 5, 2020.	Incorporated by reference herein to Appendix B to the Proxy Statement on Schedule 14A filed March 31, 2020.

*10.6.1

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 19, 2021.

Attached.

Exhibit No.	Description	Location
*10.6.2	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 19, 2021.	Attached.

*10.7	Employment Agreement, dated February 11, 2021, between First American Financial Corporation and Dennis J. Gilmore.	Attached.

*10.8	Employment Agreement, dated February 11, 2021, between First American Financial Corporation and Kenneth D. DeGiorgio.	Attached.

*10.9	Employment Agreement, dated February 11, 2021, between First American Financial Corporation and Christopher M. Leavell.	Attached.

*10.10	Employment Agreement, dated February 11, 2021, between First American Financial Corporation and Mark E. Seaton.	Attached.

*10.11	First American Financial Corporation Form of Amended and Restated Change in Control Agreement as of December 31, 2010.	Incorporated by reference herein to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

21	Subsidiaries of the registrant.	Attached.

23	Consent of Independent Registered Public Accounting Firm.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	N/A.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	N/A.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

By	/S/ DENNIS J. GILMORE
Dennis J. Gilmore
Chief Executive Officer
(Principal Executive Officer)

Date: February 16, 2021

By	/S/ MARK E. SEATON
Mark E. Seaton
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: February 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DENNIS J. GILMORE Dennis J. Gilmore	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2021

/S/ Mark E. Seaton Mark E. Seaton	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 16, 2021

/S/ Steven A. Adams Steven A. Adams	Chief Accounting Officer (Principal Accounting Officer)	February 16, 2021

/S/ PARKER S. KENNEDY Parker S. Kennedy	Chairman of the Board of Directors	February 16, 2021

/S/ JAMES L. DOTI James L. Doti	Director	February 16, 2021

/S/ REGINALD H. GILYARD Reginald H. Gilyard	Director	February 16, 2021

/S/ MARGARET M. MCCARTHY Margaret M. McCarthy	Director	February 16, 2021

/S/ MICHAEL D. MCKEE Michael D. McKee	Director	February 16, 2021

/S/ THOMAS V. MCKERNAN Thomas V. McKernan	Director	February 16, 2021

/S/ Mark C. Oman Mark C. Oman	Director	February 16, 2021

Signature	Title	Date
/S/ MARTHA B. WYRSCH Martha B. Wyrsch	Director	February 16, 2021