Form 10-Q
period 2021-03-31
First American Financial Corp
filed 2021-04-23
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

On April 19, 2021 there were 109,741,163 shares of common stock outstanding.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

INFORMATION INCLUDED IN REPORT

Items 3 and 4 of Part II have been omitted because they are not applicable with respect to the current reporting period.

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	THE CORONAVIRUS PANDEMIC AND RESPONSES THERETO;
•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;
•	UNCERTAINTY FROM THE EXPECTED DISCONTINUANCE OF LIBOR AND TRANSITION TO ANY OTHER INTEREST RATE BENCHMARK;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	REGULATORY OVERSIGHT AND CHANGES IN APPLICABLE LAWS AND GOVERNMENT REGULATIONS, INCLUDING PRIVACY AND DATA PROTECTION LAWS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	REGULATION OF TITLE INSURANCE RATES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	CLIMATE CHANGE, HEALTH CRISES, SEVERE WEATHER CONDITIONS AND OTHER CATASTROPHE EVENTS;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO OR OTHER INVESTMENTS;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MANAGEMENT FRAMEWORK;
•	SYSTEMS DAMAGE, FAILURES, INTERRUPTIONS, CYBERATTACKS AND INTRUSIONS, OR UNAUTHORIZED DATA DISCLOSURES;

•	INNOVATION EFFORTS OF THE COMPANY AND OTHER INDUSTRY PARTICIPANTS AND ANY RELATED MARKET DISRUPTION;
•	ERRORS AND FRAUD INVOLVING THE TRANSFER OF FUNDS;
•	THE COMPANY’S USE OF A GLOBAL WORKFORCE;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS; AND
•	OTHER FACTORS DESCRIBED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN ITEM 1A OF PART II.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE.  THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$2,026,024	$1,275,466
Accounts and accrued income receivable, less allowances of $12,924 and $13,994	404,441	385,086
Income taxes receivable	1,581	951
Investments:
Deposits with banks	45,359	45,856
Debt securities, includes pledged securities of $92,784 and $93,586 (amortized cost $7,109,478 and $6,121,004; allowance for credit losses of $109 and $132)	7,211,498	6,354,822
Equity securities	419,606	464,126
Other investments	424,767	350,016
	8,101,230	7,214,820
Secured financings receivable	745,813	748,312
Property and equipment, net	445,378	445,132
Operating lease assets	255,065	265,963
Title plants and other indexes	590,401	584,785
Deferred income taxes	14,484	14,484
Goodwill	1,371,712	1,378,628
Other intangible assets, net	186,515	194,474
Other assets	289,259	287,887
	$14,431,903	$12,795,988
Liabilities and Equity
Deposits	$4,580,528	$3,276,949
Accounts payable and accrued liabilities	1,113,351	979,733
Deferred revenue	252,665	271,977
Reserve for known and incurred but not reported claims	1,203,169	1,178,004
Income taxes payable	87,107	53,784
Deferred income taxes	291,220	291,220
Operating lease liabilities	283,211	295,762
Secured financings payable	645,530	516,155
Notes and contracts payable	1,009,447	1,010,756
	9,466,228	7,874,340
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—109,741 shares and 110,353 shares	1	1
Additional paid-in capital	2,173,859	2,214,935
Retained earnings	2,837,241	2,655,495
Accumulated other comprehensive (loss) income	(55,828)	39,541
Total stockholders’ equity	4,955,273	4,909,972
Noncontrolling interests	10,402	11,676
Total equity	4,965,675	4,921,648
	$14,431,903	$12,795,988

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues
Direct premiums and escrow fees	$785,675	$620,637
Agent premiums	845,292	599,682
Information and other	278,892	211,512
Net investment income	49,053	45,874
Net realized investment gains (losses)	66,833	(64,762)
	2,025,745	1,412,943
Expenses
Personnel costs	535,182	429,660
Premiums retained by agents	671,301	475,381
Other operating expenses	295,403	257,240
Provision for policy losses and other claims	140,447	117,477
Depreciation and amortization	38,298	31,449
Premium taxes	22,586	17,315
Interest	16,506	12,097
	1,719,723	1,340,619
Income before income taxes	306,022	72,324
Income taxes	71,564	8,478
Net income	234,458	63,846
Less: Net income attributable to noncontrolling interests	842	642
Net income attributable to the Company	$233,616	$63,204
Net income per share attributable to the Company’s stockholders (Note 10):
Basic	$2.10	$0.56
Diluted	$2.10	$0.55
Cash dividends declared per share	$0.46	$0.44
Weighted-average common shares outstanding (Note 10):
Basic	111,113	113,556
Diluted	111,414	113,959

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$234,458	$63,846
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on debt securities	(99,453)	12,619
Unrealized (losses) gains on debt securities for which credit-related portion was recognized in earnings	(293)	85
Foreign currency translation adjustment	3,374	(33,556)
Pension benefit adjustment	1,002	399
Total other comprehensive loss, net of tax	(95,370)	(20,453)
Comprehensive income	139,088	43,393
Less: Comprehensive income attributable to noncontrolling interests	841	642
Comprehensive income attributable to the Company	$138,247	$42,751

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2020	110,353	$1	$2,214,935	$2,655,495	$39,541	$4,909,972	$11,676	$4,921,648
Net income for three months ended March 31, 2021	—	—	—	233,616	—	233,616	842	234,458
Dividends on common shares	—	—	—	(50,985)	—	(50,985)	—	(50,985)
Purchase of Company shares	(1,226)	—	(64,786)	—	—	(64,786)	—	(64,786)
Shares issued in connection with share-based compensation	614	—	(7,493)	(885)	—	(8,378)	—	(8,378)
Share-based compensation	—	—	31,203	—	—	31,203	—	31,203
Net activity related to noncontrolling interests	—	—	—	—	—	—	(2,115)	(2,115)
Other comprehensive loss	—	—	—	—	(95,369)	(95,369)	(1)	(95,370)
Balance at March 31, 2021	109,741	$1	$2,173,859	$2,837,241	$(55,828)	$4,955,273	$10,402	$4,965,675

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$234,458	$63,846
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	140,447	117,477
Depreciation and amortization	38,298	31,449
Amortization of premiums and accretion of discounts on debt securities, net	11,251	9,952
Net realized investment (gains) losses	(66,833)	64,762
Share-based compensation	31,203	25,903
Equity in (earnings) losses of equity method investments, net	(1,088)	228
Dividends from equity method investments	2,795	1,402
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(118,208)	(108,538)
Net change in income tax accounts	64,092	5,181
Increase in accounts and accrued income receivable	(7,825)	(45,747)
Decrease in accounts payable and accrued liabilities	(81,789)	(149,960)
Decrease in deferred revenue	(19,310)	(15,753)
Other, net	(3,582)	23,952
Cash provided by operating activities	223,909	24,154
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	—	(386,231)
Net (increase) decrease in deposits with banks	(295)	2,095
Purchases of debt and equity securities	(1,411,674)	(588,327)
Proceeds from sales of debt and equity securities	259,503	211,370
Proceeds from maturities of debt securities	432,159	320,523
Investments in unconsolidated entities	(14,928)	(44,795)
Net change in other investments	(19,414)	298
Advances under secured financing agreements	(6,282,240)	(3,028,490)
Collections of secured financings receivable	6,284,739	2,835,789
Capital expenditures	(28,582)	(29,213)
Proceeds from sales of property and equipment	688	14,141
Proceeds from insurance settlement	754	—
Cash used for investing activities	(779,290)	(692,840)
Cash flows from financing activities:
Net change in deposits	1,303,579	93,916
Borrowings under secured financing agreements	5,234,634	2,998,687
Repayments of secured financings payable	(5,105,259)	(2,835,442)
Borrowings under unsecured credit facility	—	120,000
Repayments of notes and contracts payable	(1,599)	(1,338)
Net activity related to noncontrolling interests	(2,095)	(1,328)
Net payments in connection with share-based compensation	(8,378)	(14,378)
Repurchases of Company shares	(64,786)	(65,785)
Payments of cash dividends	(50,985)	(49,702)
Cash provided by financing activities	1,305,111	244,630
Effect of exchange rate changes on cash	828	(11,918)
Net increase (decrease) in cash and cash equivalents	750,558	(435,974)
Cash and cash equivalents—Beginning of period	1,275,466	1,485,959
Cash and cash equivalents—End of period	$2,026,024	$1,049,985
Supplemental information:
Cash paid during the period for:
Interest	$10,803	$9,462
Premium taxes	$29,400	$25,049
Income taxes, less refunds of $114 and $71	$7,470	$3,239

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial information included in this report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X.  The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with the First American Financial Corporation (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2020.  The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods.  All material intercompany transactions and balances have been eliminated upon consolidation.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued updated guidance intended to simplify and improve the accounting for income taxes.  The updated guidance eliminates certain exceptions and clarifies and amends certain areas of the guidance.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2020.  The adoption of this guidance on a prospective basis, effective January 1, 2021, did not have a material impact on its condensed consolidated financial statements.

Note 2 – Exit of Property and Casualty Insurance Business

During 2020, the Company initiated a plan to exit its property and casualty insurance business. In January 2021, the Company entered into book transfer agreements with two third party insurers, which will provide qualifying agents and customers of the Company an opportunity to transfer their policies.  The Company expects the transfers to be completed by the end of the third quarter of 2022.  The Company will seek to non-renew policies that are not transferred and, except in certain limited circumstances, is no longer issuing new policies.

Note 3 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $9.2 billion and $7.1 billion at March 31, 2021 and December 31, 2020, respectively, of which $4.4 billion and $3.1 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.4 billion at March 31, 2021 and December 31, 2020.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $3.0 billion and $2.9 billion at March 31, 2021 and December 31, 2020, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Note 4 – Debt and Equity Securities

Investments in debt securities, classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Allowance for credit losses	Gross unrealized		Estimated fair value
			Gains	Losses
March 31, 2021
U.S. Treasury bonds	$158,348	$—	$519	$(2,750)	$156,117
Municipal bonds	1,406,091	—	65,205	(17,678)	1,453,618
Foreign government bonds	206,289	—	2,604	(3,601)	205,292
Governmental agency bonds	299,347	—	6,189	(2,031)	303,505
Governmental agency mortgage-backed securities	3,993,429	—	56,030	(33,609)	4,015,850
U.S. corporate debt securities	638,875	(104)	26,746	(5,183)	660,334
Foreign corporate debt securities	407,099	(5)	13,813	(4,125)	416,782
	$7,109,478	$(109)	$171,106	$(68,977)	$7,211,498
December 31, 2020
U.S. Treasury bonds	$80,172	$—	$778	$(104)	$80,846
Municipal bonds	1,168,425	—	80,953	(570)	1,248,808
Foreign government bonds	194,042	—	6,004	(516)	199,530
Governmental agency bonds	254,248	—	9,869	(195)	263,922
Governmental agency mortgage-backed securities	3,401,737	—	74,549	(1,668)	3,474,618
U.S. corporate debt securities	637,808	(119)	43,505	(497)	680,697
Foreign corporate debt securities	384,572	(13)	22,078	(236)	406,401
	$6,121,004	$(132)	$237,736	$(3,786)	$6,354,822

Sales of debt securities resulted in realized gains of $5.1 million and $6.2 million, realized losses of $0.4 million and $1.3 million, and proceeds of $191.4 million and $209.4 million for the three months ended March 31, 2021 and 2020, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities in an unrealized loss position, based on length of time, are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2021
U.S. Treasury bonds	$109,133	$(2,750)	$—	$—	$109,133	$(2,750)
Municipal bonds	466,304	(17,569)	2,391	(109)	468,695	(17,678)
Foreign government bonds	91,324	(3,601)	—	—	91,324	(3,601)
Governmental agency bonds	69,387	(2,031)	—	—	69,387	(2,031)
Governmental agency mortgage-backed securities	1,896,533	(33,607)	709	(2)	1,897,242	(33,609)
U.S. corporate debt securities	165,797	(5,009)	6,198	(174)	171,995	(5,183)
Foreign corporate debt securities	113,406	(4,075)	3,372	(50)	116,778	(4,125)
	$2,911,884	$(68,642)	$12,670	$(335)	$2,924,554	$(68,977)
December 31, 2020
U.S. Treasury bonds	$7,744	$(104)	$—	$—	$7,744	$(104)
Municipal bonds	74,045	(570)	—	—	74,045	(570)
Foreign government bonds	67,094	(516)	—	—	67,094	(516)
Governmental agency bonds	15,353	(195)	—	—	15,353	(195)
Governmental agency mortgage-backed securities	287,947	(1,089)	100,473	(579)	388,420	(1,668)
U.S. corporate debt securities	42,508	(484)	1,357	(13)	43,865	(497)
Foreign corporate debt securities	19,042	(232)	276	(4)	19,318	(236)
	$513,733	$(3,190)	$102,106	$(596)	$615,839	$(3,786)

Based on the Company’s review of its debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, it determined that the losses were due to non-credit factors.  As such, the Company does not consider these securities to be credit impaired at March 31, 2021.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Activity in the allowance for credit losses on debt securities for the three months ended March 31, 2021 and 2020, is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Balance at beginning of period	$(132)	$—
Credit losses recognized during the period	—	(7,493)
Net decreases to credit losses previously recognized	7	—
Reductions for securities sold/matured	16	—
Balance at end of period	$(109)	$(7,493)

Investments in debt securities at March 31, 2021, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$44,026	$73,336	$24,774	$16,212	$158,348
Estimated fair value	$44,451	$73,186	$23,789	$14,691	$156,117
Municipal bonds
Amortized cost	37,990	105,276	540,808	722,017	1,406,091
Estimated fair value	38,272	110,007	562,538	742,801	1,453,618
Foreign government bonds
Amortized cost	39,784	74,345	77,959	14,201	206,289
Estimated fair value	39,813	75,496	75,807	14,176	205,292
Governmental agency bonds
Amortized cost	23,877	143,684	52,930	78,856	299,347
Estimated fair value	24,068	146,765	53,574	79,098	303,505
U.S. corporate debt securities
Amortized cost	11,474	329,634	230,522	67,245	638,875
Estimated fair value	11,547	347,060	233,607	68,120	660,334
Foreign corporate debt securities
Amortized cost	12,807	223,422	124,604	46,266	407,099
Estimated fair value	12,927	232,283	125,873	45,699	416,782
Total debt securities excluding mortgage-backed securities
Amortized cost	$169,958	$949,697	$1,051,597	$944,797	$3,116,049
Estimated fair value	$171,078	$984,797	$1,075,188	$964,585	$3,195,648
Total mortgage-backed securities
Amortized cost					3,993,429
Estimated fair value					4,015,850
Total debt securities
Amortized cost					$7,109,478
Estimated fair value					$7,211,498

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in equity securities are as follows:

(in thousands)	Cost	Estimated fair value
March 31, 2021
Preferred stocks	$21,803	$20,920
Common stocks	308,752	398,686
	$330,555	$419,606
December 31, 2020
Preferred stocks	$22,163	$19,479
Common stocks	354,157	444,647
	$376,320	$464,126

Net gains (realized and unrealized) of $19.1 million and net losses (realized and unrealized) of $82.5 million were recognized for the three months ended March 31, 2021 and 2020, respectively, as a result of changes in the fair values of equity securities.  Included in net gains during the three months ended March 31, 2021 were net unrealized gains of $17.9 million related to equity securities still held at March 31, 2021, and included in net losses during the three months ended March 31, 2020 were net unrealized losses of $82.4 million related to equity securities still held at March 31, 2020.

The composition of the investment portfolio at March 31, 2021, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
Debt securities:
U.S. Treasury bonds	$156,117	100.0	$—	—	$—	—	$156,117	100.0
Municipal bonds	1,406,205	96.7	44,833	3.1	2,580	0.2	1,453,618	100.0
Foreign government bonds	190,399	92.7	12,069	5.9	2,824	1.4	205,292	100.0
Governmental agency bonds	303,505	100.0	—	—	—	—	303,505	100.0
Governmental agency mortgage-backed securities	4,015,850	100.0	—	—	—	—	4,015,850	100.0
U.S. corporate debt securities	246,251	37.3	336,566	51.0	77,517	11.7	660,334	100.0
Foreign corporate debt securities	147,967	35.5	236,995	56.9	31,820	7.6	416,782	100.0
Total debt securities	6,466,294	89.7	630,463	8.7	114,741	1.6	7,211,498	100.0
Preferred stocks	59	0.3	19,368	92.6	1,493	7.1	20,920	100.0
Total	$6,466,353	89.4	$649,831	9.0	$116,234	1.6	$7,232,418	100.0

Included in debt securities at March 31, 2021, were bank loans totaling $62.0 million, of which $58.2 million were non-investment grade; high yield corporate debt securities totaling $47.0 million, all of which were non-investment grade; and emerging market debt securities totaling $70.2 million, of which $7.0 million were non-investment grade.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio in an unrealized loss position at March 31, 2021, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
U.S. Treasury bonds	$109,133	100.0	$—	—	$—	—	$109,133	100.0
Municipal bonds	462,004	98.6	6,691	1.4	—	—	468,695	100.0
Foreign government bonds	89,161	97.6	612	0.7	1,551	1.7	91,324	100.0
Governmental agency bonds	69,387	100.0	—	—	—	—	69,387	100.0
Governmental agency mortgage-backed securities	1,897,242	100.0	—	—	—	—	1,897,242	100.0
U.S. corporate debt securities	48,707	28.3	80,898	47.1	42,390	24.6	171,995	100.0
Foreign corporate debt securities	52,118	44.6	53,618	45.9	11,042	9.5	116,778	100.0
Total	$2,727,752	93.3	$141,819	4.8	$54,983	1.9	$2,924,554	100.0

Debt securities in an unrealized loss position at March 31, 2021, included bank loans totaling $32.9 million, of which $31.2 million were non-investment grade; high yield corporate debt securities totaling $21.5 million, all of which were non-investment grade; and emerging market debt securities totaling $15.4 million, of which $2.3 million were non-investment grade.

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

Note 5 – Allowance for Credit Losses – Accounts Receivable

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Balance at beginning of period	$(13,994)	$(12,676)
Provision for expected credit losses	(139)	(1,003)
Write-offs/recoveries	1,209	2,103
Balance at end of period	$(12,924)	$(11,576)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 6 – Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the three months ended March 31, 2021, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance at December 31, 2020
Goodwill	$1,366,041	$46,765	$1,412,806
Accumulated impairment losses	—	(34,178)	(34,178)
	$1,366,041	$12,587	$1,378,628
Acquisitions	(7,597)	—	(7,597)
Foreign currency translation	681	—	681
Balance at March 31, 2021
Goodwill	$1,359,125	$46,765	$1,405,890
Accumulated impairment losses	—	(34,178)	(34,178)
	$1,359,125	$12,587	$1,371,712

Note 7 – Other Intangible Assets

Other intangible assets are summarized as follows:

(in thousands)	March 31, 2021	December 31, 2020
Finite-lived intangible assets:
Customer relationships	$172,582	$172,851
Noncompete agreements	37,358	38,310
Trademarks	24,377	24,370
Internal-use software licenses	21,755	21,605
Patents	2,840	2,840
	258,912	259,976
Accumulated amortization	(89,275)	(82,380)
	169,637	177,596
Indefinite-lived intangible assets:
Licenses	16,878	16,878
	$186,515	$194,474

Amortization expense for finite-lived intangible assets was $11.9 million and $6.3 million for the three months ended March 31, 2021 and 2020, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2021	$31,888
2022	$34,872
2023	$31,796
2024	$24,531
2025	$18,322
2026	$18,041

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 8 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Balance at beginning of period	$1,178,004	$1,063,044
Provision related to:
Current year	134,820	103,213
Prior years	5,627	14,264
	140,447	117,477
Payments, net of recoveries, related to:
Current year	38,384	32,685
Prior years	79,824	75,853
	118,208	108,538
Other	2,926	(14,445)
Balance at end of period	$1,203,169	$1,057,538

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% and 5.0% for the three months ended March 31, 2021 and 2020, respectively.  The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.  The 5.0% rate for the first quarter of 2020 reflected an ultimate loss rate of 4.5% for the 2020 policy year and a net increase in the loss reserve estimates for prior policy years of 0.5%, or $5.5 million.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	March 31, 2021		December 31, 2020
Known title claims	$62,884	5.2%	$64,601	5.5%
Incurred but not reported claims	1,049,835	87.3%	1,025,761	87.1%
Total title claims	1,112,719	92.5%	1,090,362	92.6%
Non-title claims	90,450	7.5%	87,642	7.4%
Total loss reserves	$1,203,169	100.0%	$1,178,004	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 23.4% and 11.7% for the three months ended March 31, 2021 and 2020, respectively.  The effective tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense.  In addition, the rates for 2021 and 2020 reflect benefits related to foreign tax law changes.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary.  The factors used by the Company to assess the likelihood of realization include its forecast of future taxable income and available tax planning strategies that could be implemented to realize its deferred tax assets.  The Company’s ability or inability to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets.  Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

As of March 31, 2021 and December 31, 2020, the liability for income taxes associated with uncertain tax positions was $7.4 million and $7.2 million, respectively.  The liability as of March 31, 2021 and December 31, 2020, could be reduced by $2.5 million and $2.1 million, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments, and state income taxes.  The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.  Accrued interest and penalties, net of tax benefits, related to uncertain tax positions were not material as of March 31, 2021 and December 31, 2020.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may increase or decrease within the next 12 months.  Any such change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions.  The primary non-federal jurisdictions are California, Canada, India and the United Kingdom.  As of March 31, 2021, the Company is generally no longer subject to income tax examinations for U.S. federal, state and non-U.S. jurisdictions for years prior to 2017, 2016, and 2014, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2020
Numerator
Net income attributable to the Company	$233,616	$63,204
Denominator
Basic weighted-average shares	111,113	113,556
Effect of dilutive restricted stock units (“RSUs”)	301	403
Diluted weighted-average shares	111,414	113,959
Net income per share attributable to the Company’s stockholders
Basic	$2.10	$0.56
Diluted	$2.10	$0.55

For the three months ended March 31, 2021 and 2020, 219 thousand and 192 thousand RSUs, respectively, were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect.

Note 11 – Employee Benefit Plans

Net periodic cost related to the Company’s unfunded supplemental benefit plans includes the following components:

	Three Months Ended March 31,
(in thousands)	2021	2020
Expense:
Service costs	$43	$45
Interest costs	1,239	1,781
Amortization of net actuarial loss	1,690	1,320
Amortization of prior service credit	(326)	(777)
	$2,646	$2,369

The Company contributed $3.6 million to its unfunded supplemental benefit plans during the three months ended March 31, 2021 and expects to contribute an additional $11.8 million during the remainder of 2021.

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

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement and involve management judgment.

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of March 31, 2021 and December 31, 2020:

(in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2021
Debt securities:
U.S. Treasury bonds	$156,117	$—	$156,117	$—
Municipal bonds	1,453,618	—	1,453,618	—
Foreign government bonds	205,292	—	205,292	—
Governmental agency bonds	303,505	—	303,505	—
Governmental agency mortgage-backed securities	4,015,850	—	4,015,850	—
U.S. corporate debt securities	660,334	—	660,334	—
Foreign corporate debt securities	416,782	—	416,782	—
	7,211,498	—	7,211,498	—
Equity securities:
Preferred stocks	20,920	20,920	—	—
Common stocks	398,686	398,686	—	—
	419,606	419,606	—	—
Total assets	$7,631,104	$419,606	$7,211,498	$—

(in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2020
Debt securities:
U.S. Treasury bonds	$80,846	$—	$80,846	$—
Municipal bonds	1,248,808	—	1,248,808	—
Foreign government bonds	199,530	—	199,530	—
Governmental agency bonds	263,922	—	263,922	—
Governmental agency mortgage-backed securities	3,474,618	—	3,474,618	—
U.S. corporate debt securities	680,697	—	680,697	—
Foreign corporate debt securities	406,401	—	406,401	—
	6,354,822	—	6,354,822	—
Equity securities:
Preferred stocks	19,479	19,479	—	—
Common stocks	444,647	444,647	—	—
	464,126	464,126	—	—
Total assets	$6,818,948	$464,126	$6,354,822	$—

There were no transfers between Levels 1, 2 and 3 during the three months ended March 31, 2021 and 2020.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of March 31, 2021 and December 31, 2020:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
March 31, 2021
Assets:
Cash and cash equivalents	$2,026,024	$2,026,024	$2,026,024	$—	$—
Deposits with banks	$45,359	$45,947	$6,092	$39,855	$—
Notes receivable, net	$39,355	$39,613	$—	$—	$39,613
Secured financings receivable	$745,813	$745,813	$—	$745,813	$—
Liabilities:
Secured financings payable	$645,530	$645,530	$—	$645,530	$—
Notes and contracts payable	$1,009,447	$1,102,170	$—	$1,096,598	$5,572

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Cash and cash equivalents	$1,275,466	$1,275,466	$1,275,466	$—	$—
Deposits with banks	$45,856	$45,947	$6,092	$39,855	$—
Notes receivable, net	$29,912	$30,279	$—	$—	$30,279
Secured financings receivable	$748,312	$748,312	$—	$748,312	$—
Liabilities:
Secured financings payable	$516,155	$516,155	$—	$516,155	$—
Notes and contracts payable	$1,010,756	$1,131,356	$—	$1,125,128	$6,228

Note 13 – Share-Based Compensation

The following table presents costs associated with the Company’s share-based compensation plans:

	Three Months Ended March 31,
(in thousands)	2021	2020
Expense:
RSUs	$29,229	$24,658
Employee stock purchase plan	1,974	1,245
	$31,203	$25,903

The following table summarizes RSU activity for the three months ended March 31, 2021:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2020	905	$57.24
Granted during 2021	816	$56.29
Vested during 2021	(761)	$55.91
Forfeited during 2021	(19)	$57.23
Unvested at March 31, 2021	941	$57.49

Note 14 – Stockholders’ Equity

The Company maintains a stock repurchase plan with authorization up to $300.0 million, of which $177.2 million remained as of March 31, 2021.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  During the three months ended March 31, 2021, the Company repurchased and retired 1.2 million shares of its common stock for a total purchase price of $64.8 million and, as of March 31, 2021, had repurchased and retired 2.4 million shares of its common stock under the current authorization for a total purchase price of $122.8 million.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 15 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the three months ended March 31, 2021:

	First American Financial Corporation				NCI
(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)	Accumulated other comprehensive income (loss)	Balance
Balance at December 31, 2020	$171,752	$(37,990)	$(94,221)	$39,541	$1	$39,542
Change in unrealized gains (losses) on debt securities	(131,433)	—	—	(131,433)	(1)	(131,434)
Change in unrealized gains (losses) on debt securities for which credit-related portion was recognized in earnings	(387)	—	—	(387)	—	(387)
Change in foreign currency translation adjustment	—	3,532	—	3,532	—	3,532
Amortization of net actuarial loss	—	—	1,690	1,690	—	1,690
Amortization of prior service credit	—	—	(326)	(326)	—	(326)
Tax effect	32,075	(158)	(362)	31,555	—	31,555
Balance at March 31, 2021	$72,007	$(34,616)	$(93,219)	$(55,828)	$—	$(55,828)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2021 and 2020:

(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended March 31, 2021
Pretax change before reclassifications	$(127,206)	$3,532	$—	$(123,674)
Reclassifications out of AOCI	(4,615)	—	1,364	(3,251)
Tax effect	32,075	(158)	(362)	31,555
Total other comprehensive income (loss), net of tax	$(99,746)	$3,374	$1,002	$(95,370)
Three Months Ended March 31, 2020
Pretax change before reclassifications	$15,396	$(34,688)	$—	$(19,292)
Reclassifications out of AOCI	2,822	—	543	3,365
Tax effect	(5,514)	1,132	(144)	(4,526)
Total other comprehensive income (loss), net of tax	$12,704	$(33,556)	$399	$(20,453)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

(in thousands)	Three Months Ended March 31,		Affected line items
	2021	2020
Unrealized gains (losses) on debt securities:
Net realized gains (losses) on sales of debt securities	$4,655	$4,671	Net realized investment gains (losses)
Credit losses recognized on debt securities	(40)	(7,493)	Net realized investment gains (losses)
Pretax total	$4,615	$(2,822)
Tax effect	$(1,123)	$854
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(1,690)	$(1,320)	Other operating expenses
Amortization of prior service credit	326	777	Other operating expenses
Pretax total	$(1,364)	$(543)
Tax effect	$362	$224

(1)	Amounts are components of net periodic cost. See Note 11 Employee Benefit Plans for additional details.

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

Seymour and Tenefufu are putative class actions for which a class has not been certified.  A class has been certified in Wilmot.  For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

Furthermore, these exams and investigations include two investigations initiated in connection with the information security incident that occurred during the second quarter of 2019, one being conducted by the Securities and Exchange Commission (“SEC”) enforcement staff and the other by the New York Department of Financial Services.  The SEC enforcement staff is questioning the adequacy of disclosures the Company made at the time of the incident and the adequacy of its disclosure controls.  In September 2020, the Company received a Wells Notice informing the Company that the enforcement staff has made a preliminary determination to recommend a filing of an enforcement action by the SEC against the Company.   The Company believes that its disclosures and disclosure controls complied with the securities laws and has availed itself of the opportunity to provide a response to convince the SEC that an enforcement action is inappropriate under the circumstances.  The New York Department of Financial Services has alleged violations of its cyber security requirements for financial services companies and filed a statement of charges on July 22, 2020, as amended on March 10, 2021, and scheduled an administrative hearing in connection therewith.  While the ultimate dispositions of the SEC and New York Department of Financial Services matters are not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $16.1 million, which is based on the exchange rate as of, and includes interest charges through, March 31, 2021. As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Accordingly, the Company filed a notice of appeal with the Canadian taxing authority in March 2020.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

•

The Company’s specialty insurance segment issues property and casualty insurance policies and sells home warranty products.  The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage.  This business is licensed to issue policies in all 50 states and the District of Columbia.  The majority of policy liability is in the western United States, including approximately 59% in California. During 2020, the Company initiated a plan to exit its property and casualty insurance business.  In January 2021, the Company entered into book transfer agreements with two third-party insurers, which will provide qualifying agents and customers of the Company an opportunity to transfer their policies.  The Company expects the transfers to be completed by the end of the third quarter of 2022.  The Company will seek to non-renew policies that are not transferred and, except in certain limited circumstances, is no longer issuing new policies.

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

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended March 31, 2021:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,885,058	$321,630	$36,713	$30,469
Specialty Insurance	136,480	6,261	1,549	530
Corporate	5,066	(21,869)	36	—
Eliminations	(859)	—	—	—
	$2,025,745	$306,022	$38,298	$30,999

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$657,497	$845,292	$275,404	$42,652	$64,213	$1,885,058
Specialty Insurance	128,178	—	3,748	1,934	2,620	136,480
	$785,675	$845,292	$279,152	$44,586	$66,833	$2,021,538

For the three months ended March 31, 2020:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,300,625	$72,976	$29,517	$28,423
Specialty Insurance	121,969	12,857	1,894	2,801
Corporate	(9,311)	(13,509)	38	—
Eliminations	(340)	—	—	—
	$1,412,943	$72,324	$31,449	$31,224

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$501,301	$599,682	$208,273	$59,668	$(68,299)	$1,300,625
Specialty Insurance	119,336	—	3,439	2,584	(3,390)	121,969
	$620,637	$599,682	$211,712	$62,252	$(71,689)	$1,422,594

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.  THESE FORWARD-LOOKING STATEMENTS MAY CONTAIN THE WORDS “BELIEVE,” “ANTICIPATE,” “EXPECT,” “INTEND,” “PLAN,” “PREDICT,” “ESTIMATE,” “PROJECT,” “WILL BE,” “WILL CONTINUE,” “WILL LIKELY RESULT,” OR OTHER SIMILAR WORDS AND PHRASES.

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

CRITICAL ACCOUNTING ESTIMATES

A summary of the Company’s significant accounting policies that it considers to be the most dependent on the application of estimates and assumptions can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued updated guidance intended to simplify and improve the accounting for income taxes.  The updated guidance eliminates certain exceptions and clarifies and amends certain areas of the guidance.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2020.  The adoption of this guidance on a prospective basis, effective January 1, 2021, did not have a material impact on its condensed consolidated financial statements.

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

The Company’s total revenues increased $612.8 million, or 43.4%, in the first quarter of 2021 when compared with the first quarter of 2020.  This increase was primarily attributable to increases in agent premiums of $245.6 million, or 41.0%, direct premiums and escrow fees of $165.0 million, or 26.6%, and an increase in net realized investment gains and losses of $131.6 million.  Direct premiums and escrow fees in the title insurance and services segment from domestic residential refinance, purchase and commercial transactions increased $82.9 million, $54.8 million, and $3.9 million, or 79.1%, 27.4% and 2.5%, respectively.

According to the Mortgage Bankers Association’s April 22, 2021 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 94.3% in the first quarter of 2021 when compared with the first quarter of 2020.  According to the MBA Forecast, the dollar amount of purchase originations increased 24.5% and refinance originations increased 152.9%.  This volume of domestic residential mortgage origination activity contributed to increases in direct premiums and escrow fees for the Company’s direct title operations of 27.4% from domestic residential purchase transactions and 79.1% from domestic refinance transactions in the first quarter of 2021 when compared with the first quarter of 2020.

During the first quarter of 2021, the level of domestic title orders opened per day by the Company’s direct title operations increased 4.2% when compared with the first quarter of 2020.  Residential purchase and commercial opened orders per day increased 15.0% and 5.3%, respectively, offset by a decline of 8.0% in residential refinance opened orders when compared to the first quarter of 2020.

The Company recorded net realized investment gains of $66.8 million in the first quarter of 2021.  The current quarter gains included $42.1 million related to the Company’s investments in private companies where recent fund raising provided observable price changes, which resulted in an increase in the carrying values of these investments.  The Company’s investments in certain private companies, including those that subsequently go public, are expected to cause fluctuations in the Company’s quarterly results of operations due to the recognition of gains or losses in connection with external events, such as liquidity events, subsequent equity sales, or price changes in investments that begin trading publicly.  One of the Company’s private company investments is in Offerpad Inc. (“Offerpad”), a leading tech-enabled real estate solutions platform.  On March 18, 2021, Offerpad announced that it entered into a definitive merger agreement with Supernova Partners Acquisition Company, Inc. (“Supernova”), a publicly traded special purpose acquisition company.  In a current report on Form 8-K, Supernova announced that the value of the aggregate equity consideration to be paid to Offerpad’s stockholders and optionholders will be equal to $2.25 billion.  If the transaction is consummated at that value, the Company will recognize a gain of approximately $237 million.

During 2020, the Company initiated a plan to exit its property and casualty insurance business.  In January 2021, the Company entered into book transfer agreements with two third-party insurers, which will provide qualifying agents and customers of the Company an opportunity to transfer their policies.  The Company expects the transfers to be completed by the end of the third quarter of 2022.  The Company will seek to non-renew policies that are not transferred and, except in certain limited circumstances, is no longer issuing new policies.

Coronavirus Pandemic

At the outset of the coronavirus pandemic, the Company’s residential purchase business experienced a decline in April 2020 with purchase orders opened by the Company’s direct title operations down significantly compared to April 2019.  Government responses to the pandemic, however, resulted in low mortgage interest rates that stimulated residential refinance activity and improved housing affordability, leading to an elevated number of closed orders for both residential purchase and refinance transactions later in 2020.  The Company expects this elevated level of activity for purchase transactions to continue well into 2021.  Orders opened for residential refinance activity, as noted above, have declined in the first quarter of 2021 compared to the first quarter of 2020 due to increasing interest rates during the current quarter.

The Company’s commercial business experienced a more persistent decline in order volumes beginning in April 2020, however, in the fourth quarter of 2020 activity returned to historical levels, which continued in the first quarter of 2021, with the recovery varying by asset class.

Title Insurance and Services

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Revenues
Direct premiums and escrow fees	$657,497	$501,301	$156,196	31.2%
Agent premiums	845,292	599,682	245,610	41.0
Information and other	275,404	208,273	67,131	32.2
Net investment income	42,652	59,668	(17,016)	(28.5)
Net realized investment gains (losses)	64,213	(68,299)	132,512	194.0
	1,885,058	1,300,625	584,433	44.9
Expenses
Personnel costs	504,143	421,615	82,528	19.6
Premiums retained by agents	671,301	475,381	195,920	41.2
Other operating expenses	264,487	226,595	37,892	16.7
Provision for policy losses and other claims	60,111	55,049	5,062	9.2
Depreciation and amortization	36,713	29,517	7,196	24.4
Premium taxes	20,818	15,519	5,299	34.1
Interest	5,855	3,973	1,882	47.4
	1,563,428	1,227,649	335,779	27.4
Income before income taxes	$321,630	$72,976	$248,654	340.7%
Margins	17.1%	5.6%	11.5%	205.4%

Direct premiums and escrow fees were $657.5 million for the three months ended March 31, 2021, an increase of $156.2 million, or 31.2%, when compared with the same period of the prior year.  The increase was primarily due to an increase in the number of domestic title orders closed by the Company’s direct title operations, partially offset by a decrease in the average domestic revenues per order closed.  The domestic average revenues per order closed was $2,118 for the three months ended March 31, 2021, a decrease of 8.5% when compared with $2,315 for the three months ended March 31, 2020 due to a shift in mix from higher premium commercial and purchase transactions to lower premium residential refinance transactions, partially offset by higher average revenues per order from residential products due to higher residential real estate values.  The Company’s direct title operations closed 287,600 domestic title orders during the three months ended March 31, 2021, an increase of 41.9% when compared with 202,700 domestic title orders closed during the same period of the prior year, which was generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast.  Domestic residential refinance orders closed per day increased by 72.7% and domestic residential purchase orders closed per day increased by 17.1%.

Agent premiums were $845.3 million for the three months ended March 31, 2021, an increase of $245.6 million, or 41.0%, when compared with the same period of the prior year.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.  As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums.  Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity.  The increase in agent premiums for the three months ended March 31, 2021 is generally consistent with the 24.1% increase in the Company’s direct premiums and escrow fees in the fourth quarter of 2020 as compared with the fourth quarter of 2019.

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

Information and other revenues were $275.4 million for the three months ended March 31, 2021, an increase of $67.1 million, or 32.2%, when compared with the same period of the prior year.  The increase was primarily attributable to growth in mortgage origination activity that led to higher demand for the Company’s title information products and the added revenues from an acquisition that closed in March of 2020.

Net investment income totaled $42.7 million for the three months ended March 31, 2021, a decrease of $17.0 million, or 28.5%, when compared with the same period of the prior year.  The decrease was primarily attributable to lower short-term interest rates, which drove lower income from the Company’s cash and investment portfolio, escrow balances, and tax-deferred property exchange business, partially offset by an increase in interest income from the Company’s warehouse lending business.

Net realized investment gains totaled $64.2 million for the three months ended March 31, 2021 and were primarily attributable to gains recognized on certain non-marketable investments and increase in the fair values of equity securities.  Net realized investment losses totaled $68.3 million for the three months ended March 31, 2020 and were primarily from the decrease in the fair values of equity securities.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs.  This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $504.1 million for the three months ended March 31, 2021, an increase of $82.5 million, or 19.6%, when compared with the same period of the prior year.  The increase was primarily due to higher incentive compensation, salary, employee benefit expense, overtime, temporary labor, and payroll tax expense.  The increase in incentive compensation expense was due to higher revenues and profitability.  The increase in overtime and temporary labor expense was due to higher volumes.  The increase in employee benefit expense was primarily due to the impact of higher expense related to the Company’s 401(k) saving plan match.

Agents retained $671.3 million of title premiums generated by agency operations for the three months ended March 31, 2021, which compares with $475.4 million for the same period of the prior year.  The percentage of title premiums retained by agents was 79.4% and 79.3% for the three months ended March 31, 2021 and 2020, respectively.

Other operating expenses for the title insurance and services segment were $264.5 million for the three months ended March 31, 2021, an increase of $37.9 million, or 16.7%, when compared with the same period of the prior year.  The increase was primarily attributable to higher production related costs due to increased transaction volumes and higher software expense, partially offset by lower travel and entertainment expense.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 4.0% and 5.0% for the three months ended March 31, 2021 and 2020, respectively.  The current quarter rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years. The 5.0% rate for the first quarter of 2020 reflected an ultimate loss rate of 4.5% for the 2020 policy year and a net increase in the loss reserve estimates for prior policy years of 0.5%, or $5.5 million.

Title claims generally increase when economic conditions deteriorate and foreclosure activity increases. The Company increased its calendar year loss rate from 4.0% in 2019 to 5.0% in 2020 in anticipation of higher claims due to the economic impact of the coronavirus pandemic.  However, the Company has not experienced an increase in title claims as a result of the pandemic, but rather claims have been significantly below the Company’s actuarial expectation.  As a result, and in anticipation of lower claims due to a generally strengthening economy, high levels of home equity and ongoing foreclosure moratoriums, the Company lowered the current quarter loss rate to 4.0%.  The Company will continue to monitor economic conditions and actual claims experience and will consider this information, among other factors, when determining the appropriate loss rate and reserve balance for incurred but not reported claims in future periods.

Depreciation and amortization expense was $36.7 million for the three months ended March 31, 2021, an increase of $7.2 million, or 24.4%, when compared with the same period of the prior year.  The increase was primarily attributable to higher amortization of software and other intangible assets related to recent acquisitions.

Premium taxes were $20.8 million and $15.5 million for the three months ended March 31, 2021 and 2020, respectively.  Premium taxes as a percentage of title insurance premiums and escrow fees was 1.4% for the three months ended March 31, 2021 and 2020.

Interest expense was $5.9 million for the three months ended March 31, 2021, an increase of $1.9 million, or 47.4%, when compared with the same period of the prior year.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to the relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase.  Title insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as closed order volumes.  Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity.  Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations.  Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  The pretax margins for the three months ended March 31, 2021 and 2020 were 17.1% and 5.6%, respectively.

Specialty Insurance

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Revenues
Direct premiums	$128,178	$119,336	$8,842	7.4%
Information and other	3,748	3,439	309	9.0
Net investment income	1,934	2,584	(650)	(25.2)
Net realized investment gains (losses)	2,620	(3,390)	6,010	177.3
	136,480	121,969	14,511	11.9
Expenses
Personnel costs	23,927	21,446	2,481	11.6
Other operating expenses	22,639	21,548	1,091	5.1
Provision for policy losses and other claims	80,336	62,428	17,908	28.7
Depreciation and amortization	1,549	1,894	(345)	(18.2)
Premium taxes	1,768	1,796	(28)	(1.6)
	130,219	109,112	21,107	19.3
Income before income taxes	$6,261	$12,857	$(6,596)	(51.3)%
Margins	4.6%	10.5%	(5.9)%	(56.2)%

Direct premiums were $128.2 million for the three months ended March 31, 2021, an increase of $8.8 million, or 7.4%, when compared with the same period of the prior year.  The increase was primarily attributable to higher premiums earned in the home warranty business.

Net realized investment gains for the specialty insurance segment totaled $2.6 million for the three months ended March 31, 2021 and were primarily from equity securities.  Net realized investment losses for the specialty insurance segment totaled $3.4 million for the three months ended March 31, 2020 and were primarily from the decrease in the fair values of equity securities, partially offset by a gain from the sale of real estate.

Personnel costs and other operating expenses were $46.6 million and $43.0 million for the three months ended March 31, 2021 and 2020, respectively, an increase of $3.6 million, or 8.3%.  The increase was primarily attributable to an increase in deferred policy acquisition expense in the property and casualty business, higher salary expense due to higher average salaries, and higher incentive compensation, offset by lower agent commissions.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 53.9% and 42.3% for the three months ended March 31, 2021 and 2020, respectively.  The increase in the claims rate was primarily attributable to higher claims frequency and severity partially due to higher claims in the appliance and plumbing trades likely due to people spending more time at home.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 89.6% and 81.0% for the three months ended March 31, 2021 and 2020, respectively.  The increase in the claims rate was primarily attributable to higher coded losses due primarily to weather events in the Western U.S.

Premium taxes were $1.8 million for the three months ended March 31, 2021 and 2020.  Premium taxes as a percentage of specialty insurance segment premiums were 1.4% and 1.5% for the three months ended March 31, 2021 and 2020, respectively.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. However, in January 2021, the Company entered into book transfer agreements with two third-party insurers related to its property and casualty insurance business and will seek to non-renew policies that are not transferred and, accordingly, we expect an approximate 60% reduction in policies in force by the end 2021 and decreasing revenues over time.  With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations.  Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Specialty insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as premium revenues.  The pretax margins for the three months ended March 31, 2021 and 2020 were 4.6% and 10.5%, respectively.

Corporate

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020	$ Change	% Change
Revenues
Net investment income (losses)	$5,066	$(16,238)	$21,304	131.2%
Net realized investment gains	—	6,927	(6,927)	(100.0)
	5,066	(9,311)	14,377	154.4
Expenses
Personnel costs	7,112	(13,401)	20,513	153.1
Other operating expenses	8,537	9,297	(760)	(8.2)
Depreciation and amortization	36	38	(2)	(5.3)
Interest	11,250	8,264	2,986	36.1
	26,935	4,198	22,737	541.6
Loss before income taxes	$(21,869)	$(13,509)	$(8,360)	(61.9)%

Net investment income totaled $5.1 million and net investment losses totaled $16.2 million for the three months ended March 31, 2021 and 2020, respectively.  The increase in net investment income for the three months ended March 31, 2021 was primarily attributable to higher earnings on investments associated with the Company’s deferred compensation plan when compared to the same period of 2020.

There were no realized investment gains or losses for the corporate segment for the three months ended March 31, 2021.  Net realized investment gains for the corporate segment totaled $6.9 million for the three months ended March 31, 2020 and were from the sale of real estate.

Corporate personnel costs and other operating expenses were an expense of $15.6 million and a benefit of $4.1 million for the three months ended March 31, 2021 and 2020, respectively.  The increase was primarily attributable to higher expense related to the Company’s deferred compensation plan.

Interest expense was $11.3 million for the three months ended March 31, 2021, an increase of $3.0 million, or 36.1%, when compared with the prior year.  The increase is attributable to the interest accrued on the $450.0 million of 4.00% 10-year senior unsecured notes that the company issued in May 2020.

Eliminations

The Company’s inter-segment eliminations were not material for the three months ended March 31, 2021 and 2020.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 23.4% and 11.7% for the three months ended March 31, 2021 and 2020, respectively.  The difference in the effective tax rates is primarily due to benefits related to foreign tax law changes and the recognition of additional excess tax benefits associated with share-based payment transactions in the prior year.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary.  The factors used by the Company to assess the likelihood of realization include its forecast of future taxable income and available tax planning strategies that could be implemented to realize its deferred tax assets.  The Company’s ability or inability to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets.  Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three months ended March 31, 2021 and 2020 was $234.5 million and $63.8 million, respectively.  Net income attributable to the Company for the three months ended March 31, 2021 and 2020 was $233.6 million and $63.2 million, or $2.10 and $0.55 per diluted share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements.    The Company generates cash primarily from the sale of its products and services and investment income.  The Company’s current cash requirements include operating expenses, taxes, payments of principal and interest on its debt, capital expenditures, dividends on its common stock, and may include business acquisitions, investments in unconsolidated entities and repurchases of its common stock.  Management forecasts the cash needs of the holding company and its primary subsidiaries and regularly reviews their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.  Based on the Company’s ability to generate cash flows from operations, its liquid-asset position and amounts available on its revolving credit facility, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and obligations for at least the next twelve months.  In making this assessment, management considered the impact that the coronavirus pandemic and related responses have had, or are expected to have, on the Company’s liquidity and capital resources, such as uncertainty related to cash flows from operations and potential volatility in the Company’s investment portfolio, among other factors.

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

Cash provided by operating activities totaled $223.9 million and $24.2 million for the three months ended March 31, 2021 and 2020, respectively, after claim payments, net of recoveries, of $118.2 million and $108.5 million, respectively.  The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2021 and 2020 were advances and repayments related to secured financing transactions, purchases of debt and equity securities, repurchases of Company shares, dividends to common stockholders, and for the three months ended March 31, 2020, business acquisitions.  The principal nonoperating sources of cash and cash equivalents for the three months ended March 31, 2021 and 2020 were borrowings and collections related to secured financing transactions, proceeds from the sales and maturities of debt and equity securities, increases in the deposit balances at the Company’s banking operations, and for the three months ended March 31, 2020, borrowings under the unsecured credit agreement.  The net effect of all activities on cash and cash equivalents was an increase of $750.6 million for the three months ended March 31, 2021 and a decrease of $436.0 million for the three months ended March 31, 2020.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In March 2021, the Company paid a first quarter cash dividend of 46 cents per common share.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $300.0 million, of which $177.2 million remained as of March 31, 2021.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  During the three months ended March 31, 2021, the Company repurchased and retired 1.2 million shares of its common stock for a total purchase price of $64.8 million and, as of March 31, 2021, had repurchased and retired 2.4 million shares of its common stock under the current authorization for a total purchase price of $122.8 million.

Holding Company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries.  The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses.  The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements.  The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements.  At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received.  Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders.  As of March 31, 2021, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2021, without prior approval from applicable regulators, was dividends of $531.2 million and loans and advances of $116.3 million.  However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies.  Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of March 31, 2021, the holding company’s sources of liquidity included $388.9 million of cash and cash equivalents and $700.0 million available on the Company’s revolving credit facility.  Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto.  The credit agreement, which is comprised of a $700.0 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350.0 million.  Unless terminated earlier, the credit agreement will terminate on April 30, 2024.  The obligations of the Company under the credit agreement are neither secured nor guaranteed.  Proceeds under the credit agreement may be used for general corporate purposes.  At March 31, 2021, the Company had no outstanding borrowings under the facility.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.  Upon the occurrence of an event of default the lenders may accelerate the loans.  Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate.  As of March 31, 2021, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements.  The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•

SUSA Financial, Inc. (dba FirstFunding, Inc.), a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions.  At March 31, 2021, outstanding borrowings under these facilities totaled $645.5 million.

•

First American Trust, FSB, a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with certain correspondent institutions.  In addition, First American Trust, FSB is a party to master repurchase agreements under which securities may be loaned or sold.  At March 31, 2021, no amounts were outstanding under any of these facilities.

•

First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At March 31, 2021, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 25.0% and 23.7% at March 31, 2021 and December 31, 2020, respectively.  The Company’s adjusted debt to capitalization ratios, excluding secured financings payable of $645.5 million and $516.2 million at March 31, 2021 and December 31, 2020, were 16.9% and 17.0%, respectively.

Investment Portfolio.    The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries.  As of March 31, 2021, 95% of the Company’s investment portfolio consisted of debt securities, of which 66% were either United States government-backed or rated AAA and 98% were either rated or classified as investment grade.  Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.  For further information on the credit quality of the Company’s investment portfolio at March 31, 2021, see Note 4 Debt and Equity Securities to the condensed consolidated financial statements.

In addition to its debt and equity securities portfolio, the Company maintains certain money-market and other short-term investments.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $9.2 billion and $7.1 billion at March 31, 2021 and December 31, 2020, respectively, of which $4.4 billion and $3.1 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.4 billion at March 31, 2021 and December 31, 2020.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $3.0 billion and $2.9 billion at March 31, 2021 and December 31, 2020, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments.  Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments on any significant scale to hedge these risks.

There have been no material changes in the Company’s market risks since the filing of its Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of March 31, 2021, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Seymour and Tenefufu are putative class actions for which a class has not been certified.  A class has been certified in Wilmot.  For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

Furthermore, these exams and investigations include two investigations initiated in connection with the information security incident that occurred during the second quarter of 2019, one being conducted by the Securities and Exchange Commission (“SEC”) enforcement staff and the other by the New York Department of Financial Services.  The SEC enforcement staff is questioning the adequacy of disclosures the Company made at the time of the incident and the adequacy of its disclosure controls.  In September 2020, the Company received a Wells Notice informing the Company that the enforcement staff has made a preliminary determination to recommend a filing of an enforcement action by the SEC against the Company.   The Company believes that its disclosures and disclosure controls complied with the securities laws and has availed itself of the opportunity to provide a response to convince the SEC that an enforcement action is inappropriate under the circumstances.  The New York Department of Financial Services has alleged violations of its cyber security requirements for financial services companies and filed a statement of charges on July 22, 2020, as amended on March 10, 2021, and scheduled an administrative hearing in connection therewith.  While the ultimate dispositions of the SEC and New York Department of Financial Services matters are not yet determinable, the Company does not believe that individually or in the aggregate they will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $16.1 million, which is based on the exchange rate as of, and includes interest charges through, March 31, 2021. As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Accordingly, the Company filed a notice of appeal with the Canadian taxing authority in March 2020.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

2.The Company is pursuing various innovative initiatives, which could result in increased title claims or otherwise adversely affect the Company

In an effort to speed the delivery of its products, increase efficiency, improve quality, improve the customer experience and decrease risk, the Company is increasingly utilizing innovative technologies, processes and techniques in the creation of its products and services.  These efforts include streamlining the closing process by converting certain manual processes into automated ones, which the Company believes will improve the customer experience by simplifying and reducing the time it takes to close a transaction, reducing risk and improving communication.  The Company increasingly is employing advanced technologies to automate various processes, including various processes related to the building, maintaining and updating of title plants and other data assets, as well as the search and examination of information in connection with the issuance of title insurance policies.  In connection with the increase in orders during 2020, the Company expanded the use of certain of these advanced technologies in order to facilitate the processing of those orders and expects to continue the expanded use of these technologies.  Risks from these and other innovative initiatives include those associated with potential defects in the design and development of the technologies used to automate processes, misapplication of technologies, the reliance on data that may prove inadequate, and failure to meet customer expectations, among others.  As a result of these risks, the Company could experience increased claims, reputational damage or other adverse effects, which could be material to the Company.

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

4.The coronavirus pandemic and the responses thereto could adversely affect the Company

The coronavirus pandemic and responses to it have created significant volatility, uncertainty and disruption in the broader economy.  The extent to which the coronavirus pandemic impacts the Company’s business, operations and financial results will depend on numerous factors that the Company may not be able to accurately predict, including: the duration and scope of the pandemic and restrictions and responses to it; governmental, business and individual actions that have been and continue to be taken in response to the pandemic; the ongoing impact of the pandemic on economic activity and actions taken in response, including the efficacy of governmental relief efforts; the availability and efficacy of vaccines; and the effect on participants in real estate transactions and the demand for the Company’s products and services.  The Company is also taking certain underwriting risks that could result in increased claims.  In addition, the Company has made changes to certain of its production processes that also could result in increased claims.  While the Company is unable to predict the ultimate impact the coronavirus pandemic and related responses will have on its businesses, these events adversely affected the Company early in the pandemic, and still could adversely affect, its business and results of operations and, if prolonged, could materially adversely affect the Company’s financial condition.  The impacts of the coronavirus pandemic may also exacerbate the risks discussed elsewhere in Part II, Item 1A of this Quarterly Report.

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

LEGAL AND COMPLIANCE RISK FACTORS

15.Regulatory oversight and changes in government regulation could require the Company to raise capital, make it more difficult to deploy capital, including dividends to shareholders and repurchases of the Company’s shares, prohibit or limit the Company’s operations, make it more costly or burdensome to conduct such operations, result in decreased demand for the Company’s products and services or otherwise adversely affect the Company

Many of the Company’s businesses, including its title insurance, property and casualty insurance, home warranty, banking, trust and wealth management businesses, are regulated by various federal, state, local and foreign governmental agencies.  These and other of the Company’s businesses also operate within statutory guidelines.  The industry in which the Company operates and the markets into which it sells its products are also regulated and subject to statutory guidelines.  In general, in recent years, the Company experienced increasing regulatory oversight and became subject to increasingly complex statutory guidelines.

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

In addition, changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes; reform of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac); enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit its future operations or make it more costly or burdensome to conduct such operations or result in decreased demand for the Company’s products and services or a change in its competitive position.  The impact of these changes would be more significant if they involve jurisdictions in which the Company generates a greater portion of its title premiums, such as the states of Arizona, California, Florida, Michigan, New York, Ohio, Pennsylvania and Texas.  These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

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

FINANCIAL RISK FACTORS

18.	Failures at financial institutions at which the Company deposits funds could adversely affect the Company

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

19.	Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment.  Finite-lived intangible assets are subject to impairment tests on a periodic basis.  Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends.  These and other factors could lead to a conclusion that goodwill or other intangible assets are impaired, in which case the Company would be required to write off the portion believed to be impaired.  In the third quarter of 2020, the Company committed to a plan to sell its property and casualty insurance business, which triggered goodwill and other intangible assets impairment tests.  Based on the results of the impairment tests, the Company recorded pretax impairment losses to goodwill and other intangible assets of $34.2 million and $3.2 million, respectively, for the third quarter of 2020. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of March 31, 2021 are $1.6 billion.  Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

20.	Uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark may affect the Company’s cost of capital and net investment

On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced that it will stop publishing certain LIBOR rates after December 31, 2021 and all of these widely used reference rates will no longer be available after June 30, 2023.  The Company has exposure to LIBOR-based financial instruments, such as LIBOR-based securities held in its investment portfolio.  Borrowings under the Company’s $700.0 million senior unsecured credit facility and some of its warehouse credit facilities also are LIBOR-based, although each allows for the use of an unspecified alternative benchmark rate if LIBOR is no longer available.  The discontinuance of LIBOR, as well as uncertainty related to the establishment of any alternative reference rate, may adversely affect the Company’s cost of capital and the market for LIBOR-based securities, which could have an adverse impact on the earnings from or value of the Company’s investment portfolio.  At this time, the Company cannot predict the overall effect of the discontinuation of LIBOR or the establishment of any alternative benchmark rate.

21.	The Company’s investment portfolio and certain other investments are subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income debt securities.  The investment portfolio also includes adjustable-rate debt securities, common and preferred stock, as well as money-market and other short-term investments.  Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk.  The risk of loss associated with the portfolio is increased during periods of instability in credit markets and economic conditions, including during the current pandemic.  Debt and equity securities are carried at fair value on the Company’s balance sheet.  Changes in the fair value of debt securities is recorded as a component of accumulated other comprehensive income/loss on the balance sheet.  For debt securities in an unrealized loss position, where the loss is determined to be due to credit-related factors, the Company records the loss in earnings.  Changes in the fair value of equity securities are recognized in earnings.  Changes in the fair values of securities in the Company’s investment portfolio have had an adverse impact on the Company and could have a material adverse effect on the Company’s results of operations, statutory surplus, financial condition and cash flow.

The Company also invests, independent of the management of its investment portfolio, in the equity of private companies, including venture-stage companies.  These positions are concentrated in a small number of holdings and are high-risk investments.  Even if one of these private companies is successful, the Company’s ability to realize the value of its investment may take a significant amount of time and may be dependent on the occurrence of a liquidity event, such as an initial public offering or the sale of the company.  Even when a liquidity event occurs, the Company may be subject to restrictions on resale or may choose to continue to hold the investment for strategic or other reasons and, as a result, the Company may not monetize the value of its investment during periods in which it could be advantageous to sell the investment.  These investments may cause material fluctuations in the Company’s quarterly results of operations due to the recognition of gains or losses in connection with external events, such as liquidity events, subsequent equity sales, or price changes in investments that begin trading publicly, which changes can be volatile.  These fluctuations may have a material adverse effect on the Company’s results of operations.

22.	Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  In uncertain economic times, such as those experienced as a result of the coronavirus pandemic, an even larger change is more likely.  As examples, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $137.5 million, and if expected ultimate losses for those same years were to fluctuate by 100 basis points, the resulting impact would be $275.1 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

23.

As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds.  If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders.  Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited.  As of March 31, 2021, under such regulations, the maximum amount available in 2021 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $531.2 million and loans and advances of $116.3 million.

GENERAL RISK FACTORS

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2021, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by the Company on November 4, 2020, which program has no expiration date, the Company may repurchase up to $300.0 million of the Company’s issued and outstanding common stock.  The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table.  Prices in column (b) include commissions.  Cumulatively, as of March 31, 2021, the Company had repurchased $122.8 million (including commissions) of its shares authorized under the program and had the authority to repurchase an additional $177.2 million (including commissions) under that program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	369,898	$52.90	369,898	$222,428,248
February 1, 2021 to February 28, 2021	143,810	53.15	143,810	214,784,562
March 1, 2021 to March 31, 2021	711,855	52.79	711,855	177,208,200
Total	1,225,563	$52.86	1,225,563	$177,208,200

Item 5.Other Information.

On April 20, 2021, the Company’s board of directors approved an amendment to the Company’s bylaws (as amended, the “Bylaws”) to implement a federal forum selection bylaw (the “Bylaw Amendment”).  The Bylaw Amendment provides that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.  The amendment to the Bylaws was effective immediately.

The foregoing summary is qualified in its entirety by reference to the full text of the Bylaws, filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6.	Exhibits.

Each management contract or compensatory plan or arrangement in which any director or named executive officer of First American Financial Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. §229.402(a)(3)), participates that is included among the exhibits listed on the Exhibit Index is identified on the Exhibit Index by an asterisk (*).

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed June 1, 2010.

3.2	Bylaws of First American Financial Corporation, effective as of April 20, 2021.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	N/A.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	N/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: April 22, 2021	By	/s/ Dennis J. Gilmore
Dennis J. Gilmore
Chief Executive Officer (Principal Executive Officer)

Date: April 22, 2021	By	/s/ Mark E. Seaton
Mark E. Seaton
Executive Vice President, Chief Financial Officer (Principal Financial Officer)