Form 10-Q
period 2021-06-30
First American Financial Corp
filed 2021-07-23
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

On July 19, 2021 there were 109,919,919 shares of common stock outstanding.

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	THE CORONAVIRUS PANDEMIC AND RESPONSES THERETO;
•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;
•	UNCERTAINTY FROM THE EXPECTED DISCONTINUANCE OF LIBOR AND TRANSITION TO ANY OTHER INTEREST RATE BENCHMARK;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	REGULATORY OVERSIGHT AND CHANGES IN APPLICABLE LAWS AND GOVERNMENT REGULATIONS, INCLUDING PRIVACY AND DATA PROTECTION LAWS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	REGULATION OF TITLE INSURANCE RATES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	CLIMATE CHANGE, HEALTH CRISES, SEVERE WEATHER CONDITIONS AND OTHER CATASTROPHE EVENTS;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO OR VENTURE CAPITAL PORTFOLIO;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MANAGEMENT FRAMEWORK;
•	SYSTEMS DAMAGE, FAILURES, INTERRUPTIONS, CYBERATTACKS AND INTRUSIONS, OR UNAUTHORIZED DATA DISCLOSURES;

•	INNOVATION EFFORTS OF THE COMPANY AND OTHER INDUSTRY PARTICIPANTS AND ANY RELATED MARKET DISRUPTION;
•	ERRORS AND FRAUD INVOLVING THE TRANSFER OF FUNDS;
•	THE COMPANY’S USE OF A GLOBAL WORKFORCE;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS; AND
•	OTHER FACTORS DESCRIBED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN ITEM 1A OF PART II.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE.  THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$2,222,675	$1,275,466
Accounts and accrued income receivable, less allowance for credit losses of $12,439 and $13,994	419,279	385,086
Income taxes receivable	7,406	951
Investments:
Deposits with banks	49,037	45,856
Debt securities, includes pledged securities of $94,658 and $93,586 (amortized cost $7,727,800 and $6,121,004; allowance for credit losses of $105 and $132)	7,879,744	6,354,822
Equity securities	886,133	750,011
	8,814,914	7,150,689
Secured financings receivable	712,530	748,312
Property and equipment, net	453,919	445,132
Operating lease assets	251,334	265,963
Title plants and other indexes	585,312	584,785
Deferred income taxes	14,484	14,484
Goodwill	1,378,067	1,378,628
Other intangible assets, net	177,926	194,474
Other assets	389,039	352,018
	$15,426,885	$12,795,988
Liabilities and Equity
Deposits	$5,357,337	$3,276,949
Accounts payable and accrued liabilities	1,070,783	979,733
Deferred revenue	250,243	271,977
Reserve for known and incurred but not reported claims	1,242,510	1,178,004
Income taxes payable	42,768	53,784
Deferred income taxes	291,220	291,220
Operating lease liabilities	277,977	295,762
Secured financings payable	610,954	516,155
Notes and contracts payable	1,008,241	1,010,756
	10,152,033	7,874,340
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—109,919 shares and 110,353 shares	1	1
Additional paid-in capital	2,186,926	2,214,935
Retained earnings	3,088,627	2,655,495
Accumulated other comprehensive (loss) income	(11,810)	39,541
Total stockholders’ equity	5,263,744	4,909,972
Noncontrolling interests	11,108	11,676
Total equity	5,274,852	4,921,648
	$15,426,885	$12,795,988

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Direct premiums and escrow fees	$917,451	$651,984	$1,703,126	$1,272,621
Agent premiums	904,897	597,895	1,750,189	1,197,577
Information and other	301,439	231,169	580,331	442,681
Net investment income	56,074	58,420	105,127	104,294
Net realized investment gains	86,514	69,261	153,347	4,499
	2,266,375	1,608,729	4,292,120	3,021,672
Expenses
Personnel costs	588,266	451,487	1,123,448	881,147
Premiums retained by agents	718,424	472,398	1,389,725	947,779
Other operating expenses	330,719	250,088	626,122	507,328
Provision for policy losses and other claims	149,930	138,688	290,377	256,165
Depreciation and amortization	40,939	40,976	79,237	72,425
Premium taxes	22,467	16,354	45,053	33,669
Interest	16,214	13,443	32,720	25,540
	1,866,959	1,383,434	3,586,682	2,724,053
Income before income taxes	399,416	225,295	705,438	297,619
Income taxes	96,008	53,601	167,572	62,079
Net income	303,408	171,694	537,866	235,540
Less: Net income attributable to noncontrolling interests	1,109	1,039	1,951	1,681
Net income attributable to the Company	$302,299	$170,655	$535,915	$233,859
Net income per share attributable to the Company's stockholders (Note 11):
Basic	$2.73	$1.52	$4.83	$2.07
Diluted	$2.72	$1.52	$4.81	$2.06
Cash dividends declared per share	$0.46	$0.44	$0.92	$0.88
Weighted-average common shares outstanding (Note 11):
Basic	110,866	112,309	111,001	112,939
Diluted	111,177	112,555	111,303	113,270

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$303,408	$171,694	$537,866	$235,540
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on debt securities	37,590	58,467	(61,863)	71,086
Unrealized gains (losses) on debt securities for which credit-related portion was recognized in earnings	16	62	(277)	147
Foreign currency translation adjustment	5,410	14,373	8,784	(19,183)
Pension benefit adjustment	1,002	399	2,004	798
Total other comprehensive income (loss), net of tax	44,018	73,301	(51,352)	52,848
Comprehensive income	347,426	244,995	486,514	288,388
Less: Comprehensive income attributable to noncontrolling interests	1,109	1,039	1,950	1,681
Comprehensive income attributable to the Company	$346,317	$243,956	$484,564	$286,707

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2020	110,353	$1	$2,214,935	$2,655,495	$39,541	$4,909,972	$11,676	$4,921,648
Net income for three months ended March 31, 2021	—	—	—	233,616	—	233,616	842	234,458
Dividends on common shares	—	—	—	(50,985)	—	(50,985)	—	(50,985)
Purchase of Company shares	(1,226)	—	(64,786)	—	—	(64,786)	—	(64,786)
Shares issued in connection with share-based compensation	614	—	(7,493)	(885)	—	(8,378)	—	(8,378)
Share-based compensation	—	—	31,203	—	—	31,203	—	31,203
Net activity related to noncontrolling interests	—	—	—	—	—	—	(2,115)	(2,115)
Other comprehensive loss	—	—	—	—	(95,369)	(95,369)	(1)	(95,370)
Balance at March 31, 2021	109,741	1	2,173,859	2,837,241	(55,828)	4,955,273	10,402	4,965,675
Net income for three months ended June 30, 2021	—	—	—	302,299	—	302,299	1,109	303,408
Dividends on common shares	—	—	—	(50,058)	—	(50,058)	—	(50,058)
Shares issued in connection with share-based compensation	178	—	4,966	(855)	—	4,111	—	4,111
Share-based compensation	—	—	8,165	—	—	8,165	—	8,165
Net activity related to noncontrolling interests	—	—	(64)	—	—	(64)	(403)	(467)
Other comprehensive income	—	—	—	—	44,018	44,018	—	44,018
Balance at June 30, 2021	109,919	$1	$2,186,926	$3,088,627	$(11,810)	$5,263,744	$11,108	$5,274,852

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$537,866	$235,540
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	290,377	256,165
Depreciation and amortization	79,237	72,425
Amortization of premiums and accretion of discounts on debt securities, net	21,593	20,162
Net realized investment gains	(153,347)	(4,499)
Share-based compensation	39,368	35,596
Equity in earnings of equity method investments, net	(3,533)	(1,121)
Dividends from equity method investments	5,979	2,674
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(231,421)	(214,594)
Net change in income tax accounts	952	58,132
Increase in accounts and accrued income receivable	(31,027)	(29,006)
Decrease in accounts payable and accrued liabilities	(51,630)	(74,602)
Decrease in deferred revenue	(21,757)	(2,846)
Other, net	(5,688)	13,924
Cash provided by operating activities	476,969	367,950
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(3,640)	(386,231)
Net (increase) decrease in deposits with banks	(4,118)	3,769
Purchases of debt securities	(3,036,117)	(1,111,215)
Proceeds from sales of debt securities	679,952	494,552
Proceeds from maturities of debt securities	891,252	702,670
Purchases of equity securities	(71,673)	(158,527)
Proceeds from sales of equity securities	73,430	88,865
Net change in notes receivable	(48,711)	(3,264)
Advances under secured financing agreements	(12,426,536)	(6,317,790)
Collections of secured financings receivable	12,462,318	6,025,653
Capital expenditures	(67,535)	(58,045)
Proceeds from sales of property and equipment	12,866	13,934
Proceeds from insurance settlement	6,611	123
Cash used for investing activities	(1,531,901)	(705,506)
Cash flows from financing activities:
Net change in deposits	2,080,388	80,346
Borrowings under secured financing agreements	11,078,385	6,235,457
Repayments of secured financings payable	(10,983,586)	(6,035,271)
Net proceeds from issuance of unsecured senior notes	—	443,753
Borrowings under unsecured credit facility	—	120,000
Repayments of borrowings under unsecured credit facility	—	(280,000)
Repayments of notes and contracts payable	(3,175)	(2,658)
Net activity related to noncontrolling interests	(2,561)	(1,732)
Net payments in connection with share-based compensation	(4,267)	(9,897)
Repurchases of Company shares	(64,786)	(68,864)
Payments of cash dividends	(101,043)	(98,698)
Cash provided by financing activities	1,999,355	382,436
Effect of exchange rate changes on cash	2,786	(7,495)
Net increase in cash and cash equivalents	947,209	37,385
Cash and cash equivalents—Beginning of period	1,275,466	1,485,959
Cash and cash equivalents—End of period	$2,222,675	$1,523,344
Supplemental information:
Cash paid during the period for:
Interest	$31,860	$20,371
Premium taxes	$49,308	$42,098
Income taxes, less refunds of $33 and $2,692	$166,592	$4,283

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

Reclassifications

To conform to its current presentation, certain previously reported balance sheet amounts, as of December 31, 2020, have been reclassified.  The Company reclassified $222.1 million related to non-marketable equity securities and $63.8 million related to equity method investments from other investments to equity securities and $64.1 million related to certain other assets from other investments to other assets.

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

Note 2 – Exit of Property and Casualty Insurance Business

During 2020, the Company initiated a plan to exit its property and casualty insurance business. In January 2021, the Company entered into book transfer agreements with two third-party insurers and will seek to non-renew policies that are not transferred.  The Company’s policies in force had declined by approximately 22% as of June 30, 2021 and  the Company expects an approximate 70% reduction in policies in force by the end of 2021 and decreasing revenues over time. The Company expects the transfers to be completed by the end of the third quarter of 2022.

The property and casualty insurance business recorded revenues of $44.0 million and $78.6 million for the three and six months ended June 30, 2021, respectively, and $36.0 million and $66.0 million for the three and six months ended June 30, 2020, respectively.  Income (loss) before income taxes, which includes a gain of $12.2 million from the sale of the agency operations in the second quarter of 2021, was $6.0 million and $(0.6) million for the three and six months ended June 30, 2021, respectively. Loss before income taxes was $8.5 million and $15.8 million for the three and six months ended June 30, 2020, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 3 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $11.6 billion and $7.1 billion at June 30, 2021 and December 31, 2020, respectively, of which $5.1 billion and $3.1 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.5 billion and $4.4 billion at June 30, 2021 and December 31, 2020, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $3.9 billion and $2.9 billion at June 30, 2021 and December 31, 2020, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 4 – Debt Securities

Investments in debt securities, classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Allowance for credit losses	Gross unrealized		Estimated fair value
			Gains	Losses
June 30, 2021
U.S. Treasury bonds	$187,858	$—	$1,164	$(1,030)	$187,992
Municipal bonds	1,498,743	—	74,559	(5,064)	1,568,238
Foreign government bonds	225,364	—	2,930	(2,750)	225,544
Governmental agency bonds	279,045	—	6,005	(304)	284,746
Governmental agency mortgage-backed securities	4,385,612	—	53,478	(15,336)	4,423,754
U.S. corporate debt securities	748,349	(103)	27,296	(1,588)	773,954
Foreign corporate debt securities	402,829	(2)	13,457	(768)	415,516
	$7,727,800	$(105)	$178,889	$(26,840)	$7,879,744
December 31, 2020
U.S. Treasury bonds	$80,172	$—	$778	$(104)	$80,846
Municipal bonds	1,168,425	—	80,953	(570)	1,248,808
Foreign government bonds	194,042	—	6,004	(516)	199,530
Governmental agency bonds	254,248	—	9,869	(195)	263,922
Governmental agency mortgage-backed securities	3,401,737	—	74,549	(1,668)	3,474,618
U.S. corporate debt securities	637,808	(119)	43,505	(497)	680,697
Foreign corporate debt securities	384,572	(13)	22,078	(236)	406,401
	$6,121,004	$(132)	$237,736	$(3,786)	$6,354,822

Sales of debt securities resulted in realized gains of $13.1 million and $18.2 million, realized losses of $6.8 million and $7.2 million, and proceeds of $488.6 million and $680.0 million for the three and six months ended June 30, 2021, respectively. Sales of debt securities during the three and six months ended June 30, 2020 resulted in realized gains of $3.2 million and $9.3 million, realized losses of $1.8 million and $3.0 million, and proceeds of $285.1 million and $494.6 million, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities in an unrealized loss position, based on length of time, are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2021
U.S. Treasury bonds	$79,263	$(1,030)	$—	$—	$79,263	$(1,030)
Municipal bonds	320,337	(5,064)	—	—	320,337	(5,064)
Foreign government bonds	121,176	(2,750)	—	—	121,176	(2,750)
Governmental agency bonds	12,241	(304)	—	—	12,241	(304)
Governmental agency mortgage-backed securities	1,657,179	(15,333)	2,517	(3)	1,659,696	(15,336)
U.S. corporate debt securities	149,470	(1,416)	4,887	(172)	154,357	(1,588)
Foreign corporate debt securities	82,370	(740)	2,011	(28)	84,381	(768)
	$2,422,036	$(26,637)	$9,415	$(203)	$2,431,451	$(26,840)
December 31, 2020
U.S. Treasury bonds	$7,744	$(104)	$—	$—	$7,744	$(104)
Municipal bonds	74,045	(570)	—	—	74,045	(570)
Foreign government bonds	67,094	(516)	—	—	67,094	(516)
Governmental agency bonds	15,353	(195)	—	—	15,353	(195)
Governmental agency mortgage-backed securities	287,947	(1,089)	100,473	(579)	388,420	(1,668)
U.S. corporate debt securities	42,508	(484)	1,357	(13)	43,865	(497)
Foreign corporate debt securities	19,042	(232)	276	(4)	19,318	(236)
	$513,733	$(3,190)	$102,106	$(596)	$615,839	$(3,786)

Based on the Company’s review of its debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, it determined that the losses were due to non-credit factors.  As such, the Company does not consider these securities to be credit impaired at June 30, 2021.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Activity in the allowance for credit losses on debt securities for the three and six months ended June 30, 2021 and 2020, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$(109)	$(7,493)	$(132)	$—
Credit losses recognized during the period	—	—	—	(7,493)
Net (increases) decreases to credit losses previously recognized	(2)	3,460	5	3,460
Reductions for securities sold/matured	6	2,653	22	2,653
Balance at end of period	$(105)	$(1,380)	$(105)	$(1,380)

Investments in debt securities at June 30, 2021, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$81,689	$59,052	$26,288	$20,829	$187,858
Estimated fair value	$81,921	$59,056	$26,619	$20,396	$187,992
Municipal bonds
Amortized cost	30,583	95,786	623,363	749,011	1,498,743
Estimated fair value	30,763	100,160	651,146	786,169	1,568,238
Foreign government bonds
Amortized cost	53,194	83,691	78,247	10,232	225,364
Estimated fair value	53,240	84,953	76,779	10,572	225,544
Governmental agency bonds
Amortized cost	19,391	133,138	53,905	72,611	279,045
Estimated fair value	19,712	135,211	54,463	75,360	284,746
U.S. corporate debt securities
Amortized cost	33,606	416,003	230,406	68,334	748,349
Estimated fair value	34,065	431,225	235,021	73,643	773,954
Foreign corporate debt securities
Amortized cost	17,982	241,107	99,896	43,844	402,829
Estimated fair value	18,121	248,253	102,613	46,529	415,516
Total debt securities excluding mortgage-backed securities
Amortized cost	$236,445	$1,028,777	$1,112,105	$964,861	$3,342,188
Estimated fair value	$237,822	$1,058,858	$1,146,641	$1,012,669	$3,455,990
Total mortgage-backed securities
Amortized cost					4,385,612
Estimated fair value					4,423,754
Total debt securities
Amortized cost					$7,727,800
Estimated fair value					$7,879,744

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio at June 30, 2021, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
Debt securities:
U.S. Treasury bonds	$187,992	100.0	$—	—	$—	—	$187,992	100.0
Municipal bonds	1,527,816	97.4	38,753	2.5	1,669	0.1	1,568,238	100.0
Foreign government bonds	210,876	93.5	10,213	4.5	4,455	2.0	225,544	100.0
Governmental agency bonds	284,746	100.0	—	—	—	—	284,746	100.0
Governmental agency mortgage-backed securities	4,423,754	100.0	—	—	—	—	4,423,754	100.0
U.S. corporate debt securities	266,554	34.4	350,759	45.4	156,641	20.2	773,954	100.0
Foreign corporate debt securities	142,062	34.2	225,972	54.4	47,482	11.4	415,516	100.0
	$7,043,800	89.4	$625,697	7.9	$210,247	2.7	$7,879,744	100.0

Included in debt securities at June 30, 2021, were bank loans totaling $101.7 million, of which $97.7 million were non-investment grade; high yield corporate debt securities totaling $95.5 million, all of which were non-investment grade; and emerging market debt securities totaling $95.0 million, of which $15.4 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at June 30, 2021, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage
U.S. Treasury bonds	$79,263	100.0	$—	—	$—	—	$79,263	100.0
Municipal bonds	315,874	98.6	4,463	1.4	—	—	320,337	100.0
Foreign government bonds	118,965	98.2	—	—	2,211	1.8	121,176	100.0
Governmental agency bonds	12,241	100.0	—	—	—	—	12,241	100.0
Governmental agency mortgage-backed securities	1,659,696	100.0	—	—	—	—	1,659,696	100.0
U.S. corporate debt securities	45,628	29.6	53,453	34.6	55,276	35.8	154,357	100.0
Foreign corporate debt securities	29,251	34.7	37,001	43.8	18,129	21.5	84,381	100.0
	$2,260,918	93.0	$94,917	3.9	$75,616	3.1	$2,431,451	100.0

Debt securities in an unrealized loss position at June 30, 2021, included bank loans totaling $40.9 million, of which $39.1 million were non-investment grade; high yield corporate debt securities totaling $30.9 million, all of which were non-investment grade; and emerging market debt securities totaling $17.1 million, of which $5.6 million were non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 5 – Equity Securities

Investments in equity securities, by classification, are summarized as follows:

(in thousands)	June 30, 2021	December 31, 2020
Marketable equity securities	$462,009	$464,126
Non-marketable equity securities	351,282	217,104
Equity method investments	72,842	68,781
	$886,133	$750,011

See Note 1 Basis of Condensed Consolidated Financial Statements for further discussion of the balance sheet reclassifications of non-marketable equity securities and equity method investments to equity securities.

Investments in marketable equity securities are summarized as follows:

(in thousands)	Cost	Estimated fair value
June 30, 2021
Preferred stocks	$17,816	$17,292
Common stocks	331,546	444,717
	$349,362	$462,009
December 31, 2020
Preferred stocks	$22,163	$19,479
Common stocks	354,157	444,647
	$376,320	$464,126

Net gains (realized and unrealized) of $24.2 million and $43.3 million were recognized for the three and six months ended June 30, 2021, respectively, as a result of changes in the fair values of marketable equity securities.  Included in net gains during the three and six months ended June 30, 2021 were net unrealized gains of $24.3 million and $42.2 million, respectively, related to marketable equity securities still held at June 30, 2021.  Net gains (realized and unrealized) of $59.1 million and net losses (realized and unrealized) of $23.4 million were recognized for the three and six months ended June 30, 2020, respectively, as a result of changes in the fair values of marketable equity securities.  Included in net gains during the three months ended June 30, 2020 were net unrealized gains of $58.7 million and included in net losses during the six months ended June 30, 2020 were net unrealized losses of $23.7 million, respectively, related to marketable equity securities still held at June 30, 2020.  Net gains (realized and unrealized) are recognized in net realized investment gains/losses on the condensed consolidated statements of income.

Investments in non-marketable equity securities are summarized as follows:

(in thousands)	Cost	Unrealized gains	Carrying amount
June 30, 2021	$249,266	$102,016	$351,282
December 31, 2020	$200,858	$16,246	$217,104

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

A substantial majority of the Company’s investments in non-marketable equity securities are in private venture-stage companies that operate in the real estate industry and related industries and many of which offer technology-enabled products and services.  Included in non-marketable equity securities is the Company’s investment in Offerpad, Inc. (“Offerpad”), a leading tech-enabled real estate solutions platform, with a cost and carrying amount of $85.0 million at June 30, 2021 and December 31, 2020. On March 18, 2021, Offerpad announced that it entered into a definitive merger agreement with Supernova Partners Acquisition Company, Inc. (“Supernova”), a publicly traded special purpose acquisition company.   Also included in non-marketable equity securities is the Company’s investment in Side, Inc., a real estate technology company, with a cost and carrying amount of $10.1 million and $73.8 million, respectively, as of June 30, 2021.

Unrealized gains of $43.7 million and $85.8 million were recognized during the three and six months ended June 30, 2021, respectively, related to investments in private venture-stage companies for which transactions resulted in observable price changes.  All such gains recognized during the six months ended June 30, 2021 related to securities still held at June 30, 2021.  For the three and six months ended June 30, 2020 there were no observable price changes resulting from transactions by the same issuer.  Net gains (realized and unrealized) are recognized in net realized investment gains/losses on the condensed consolidated statements of income.

Note 6 – Allowance for Credit Losses – Accounts Receivable

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$(12,924)	$(11,576)	$(13,994)	$(12,676)
Provision for expected credit losses	(627)	(2,018)	(766)	(3,021)
Write-offs/recoveries	1,112	1,422	2,321	3,525
Balance at end of period	$(12,439)	$(12,172)	$(12,439)	$(12,172)

Note 7 – Goodwill

A summary of the changes in the carrying amounts of goodwill, by reportable segment, for the six months ended June 30, 2021, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance at December 31, 2020
Goodwill	$1,366,041	$46,765	$1,412,806
Accumulated impairment losses	—	(34,178)	(34,178)
	$1,366,041	$12,587	$1,378,628
Acquisitions	(1,911)	—	(1,911)
Foreign currency translation	1,350	—	1,350
Balance at June 30, 2021
Goodwill	$1,365,480	$46,765	$1,412,245
Accumulated impairment losses	—	(34,178)	(34,178)
	$1,365,480	$12,587	$1,378,067

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 8 – Other Intangible Assets

Other intangible assets are summarized as follows:

(in thousands)	June 30, 2021	December 31, 2020
Finite-lived intangible assets:
Customer relationships	$172,518	$172,851
Noncompete agreements	34,755	38,310
Trademarks	24,385	24,370
Internal-use software licenses	23,118	21,605
Patents	2,840	2,840
	257,616	259,976
Accumulated amortization	(96,568)	(82,380)
	161,048	177,596
Indefinite-lived intangible assets:
Licenses	16,878	16,878
	$177,926	$194,474

Amortization expense for finite-lived intangible assets was $11.9 million and $23.8 million for the three and six months ended June 30, 2021, respectively, and $13.6 million and $19.9 million for the three and six months ended June 30, 2020, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2021	$22,061
2022	$35,702
2023	$32,019
2024	$24,656
2025	$18,380
2026	$18,044

Note 9 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Six Months Ended June 30,
(in thousands)	2021	2020
Balance at beginning of period	$1,178,004	$1,063,044
Provision related to:
Current year	267,589	225,921
Prior years	22,788	30,244
	290,377	256,165
Payments, net of recoveries, related to:
Current year	107,493	87,928
Prior years	123,928	126,666
	231,421	214,594
Other	5,550	(9,121)
Balance at end of period	$1,242,510	$1,095,494

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the three and six months ended June 30, 2021 compared to 5.0% for the three and six months ended June 30, 2020, respectively.  The current year rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.  The 5.0% rate for 2020 reflected an ultimate loss rate of 4.5% for the 2020 policy year and a net increase in the loss reserve estimates for prior policy years of 0.5%, or $5.6 million and $11.1 million for the three and six months ended June 30, 2020, respectively.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	June 30, 2021		December 31, 2020
Known title claims	$67,956	5.5%	$64,601	5.5%
Incurred but not reported claims	1,081,866	87.0%	1,025,761	87.1%
Total title claims	1,149,822	92.5%	1,090,362	92.6%
Non-title claims	92,688	7.5%	87,642	7.4%
Total loss reserves	$1,242,510	100.0%	$1,178,004	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 10 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 24.0% and 23.8% for the three and six months ended June 30, 2021, respectively, and 23.8% and 20.9% for the three and six months ended June 30, 2020, respectively.  The effective tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense.  In addition, the rates for 2021 and 2020 reflect benefits related to foreign tax law changes.

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

As of June 30, 2021 and December 31, 2020, the liability for income taxes associated with uncertain tax positions was $7.5 million and $7.2 million, respectively.  The liability as of June 30, 2021 and December 31, 2020, could be reduced by $2.6 million and $2.1 million, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments, and state income taxes.  The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.  Accrued interest and penalties, net of tax benefits, related to uncertain tax positions were not material as of June 30, 2021 and December 31, 2020.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may increase or decrease within the next 12 months.  Any such change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions.  The primary non-federal jurisdictions are California, Canada, India and the United Kingdom.  As of June 30, 2021, the Company is generally no longer subject to income tax examinations for U.S. federal, state and non-U.S. jurisdictions for years prior to 2017, 2016, and 2014, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 11 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator
Net income attributable to the Company	$302,299	$170,655	$535,915	$233,859
Denominator
Basic weighted-average shares	110,866	112,309	111,001	112,939
Effect of dilutive restricted stock units (“RSUs”)	311	246	302	331
Diluted weighted-average shares	111,177	112,555	111,303	113,270
Net income per share attributable to the Company’s stockholders
Basic	$2.73	$1.52	$4.83	$2.07
Diluted	$2.72	$1.52	$4.81	$2.06

For the three and six months ended June 30, 2021 either no RSUs or an immaterial amount of RSUs were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect.  For the three and six months ended June 30, 2020, 410 thousand and 299 thousand RSUs, respectively, were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect.

Note 12 – Employee Benefit Plans

Net periodic cost related to the Company’s unfunded supplemental benefit plans includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Expense:
Service costs	$43	$45	$86	$90
Interest costs	1,239	1,781	2,478	3,562
Amortization of net actuarial loss	1,690	1,320	3,380	2,640
Amortization of prior service credit	(326)	(777)	(652)	(1,554)
	$2,646	$2,369	$5,292	$4,738

The Company contributed $7.2 million to its unfunded supplemental benefit plans during the six months ended June 30, 2021 and expects to contribute an additional $8.2 million during the remainder of 2021.

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

The following tables present the fair values of the Company’s assets measured on a recurring basis:

(in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2021
Debt securities:
U.S. Treasury bonds	$187,992	$—	$187,992	$—
Municipal bonds	1,568,238	—	1,568,238	—
Foreign government bonds	225,544	—	225,544	—
Governmental agency bonds	284,746	—	284,746	—
Governmental agency mortgage-backed securities	4,423,754	—	4,423,754	—
U.S. corporate debt securities	773,954	—	773,954	—
Foreign corporate debt securities	415,516	—	415,516	—
	7,879,744	—	7,879,744	—
Marketable equity securities:
Preferred stocks	17,292	17,292	—	—
Common stocks	444,717	444,717	—	—
	462,009	462,009	—	—
Total assets	$8,341,753	$462,009	$7,879,744	$—

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
Marketable equity securities:
Preferred stocks	19,479	19,479	—	—
Common stocks	444,647	444,647	—	—
	464,126	464,126	—	—
Total assets	$6,818,948	$464,126	$6,354,822	$—

Assets measured at fair value on a non-recurring basis

The Company’s non-marketable equity securities, equity method investments, and certain non-financial assets, such as goodwill, other intangible assets, title plants and other indexes and property and equipment are recorded at fair value at the time an impairment or observable price adjustment occurs.

The Company recognized $85.8 million in unrealized gains during the six months ended June 30, 2021 resulting from observable price adjustments on its non-marketable equity securities, which are classified as Level 2.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
June 30, 2021
Assets:
Cash and cash equivalents	$2,222,675	$2,222,675	$2,222,675	$—	$—
Deposits with banks	$49,037	$49,127	$6,417	$42,710	$—
Notes receivable, net	$68,642	$71,674	$—	$—	$71,674
Secured financings receivable	$712,530	$712,530	$—	$712,530	$—
Liabilities:
Secured financings payable	$610,954	$610,954	$—	$610,954	$—
Notes and contracts payable	$1,008,241	$1,110,079	$—	$1,105,046	$5,033

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Cash and cash equivalents	$1,275,466	$1,275,466	$1,275,466	$—	$—
Deposits with banks	$45,856	$45,947	$6,092	$39,855	$—
Notes receivable, net	$29,912	$30,279	$—	$—	$30,279
Secured financings receivable	$748,312	$748,312	$—	$748,312	$—
Liabilities:
Secured financings payable	$516,155	$516,155	$—	$516,155	$—
Notes and contracts payable	$1,010,756	$1,131,356	$—	$1,125,128	$6,228

Note 14 – Share-Based Compensation

Costs associated with the Company’s share-based compensation plans are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Expense:
RSUs	$6,595	$8,056	$35,824	$32,714
Employee stock purchase plan	1,570	1,637	3,544	2,882
	$8,165	$9,693	$39,368	$35,596

RSU activity for the six months ended June 30, 2021 is summarized as follows:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2020	905	$57.24
Granted during 2021	842	$56.33
Vested during 2021	(805)	$55.82
Forfeited during 2021	(22)	$56.69
Unvested at June 30, 2021	920	$57.66

Note 15 – Stockholders’ Equity

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company maintains a stock repurchase plan with authorization up to $300.0 million, of which $177.2 million remained as of June 30, 2021.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  During the six months ended June 30, 2021, the Company repurchased and retired 1.2 million shares of its common stock for a total purchase price of $64.8 million and, as of June 30, 2021, had repurchased and retired 2.4 million shares of its common stock under the current authorization for a total purchase price of $122.8 million.

Note 16 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the six months ended June 30, 2021:

	First American Financial Corporation				NCI
(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)	Accumulated other comprehensive income (loss)	Balance
Balance at December 31, 2020	$171,752	$(37,990)	$(94,221)	$39,541	$1	$39,542
Change in unrealized gains (losses) on debt securities	(81,535)	—	—	(81,535)	(1)	(81,536)
Change in unrealized gains (losses) on debt securities for which credit-related portion was recognized in earnings	(365)	—	—	(365)	—	(365)
Change in foreign currency translation adjustment	—	9,104	—	9,104	—	9,104
Amortization of net actuarial loss	—	—	3,380	3,380	—	3,380
Amortization of prior service credit	—	—	(652)	(652)	—	(652)
Tax effect	19,761	(320)	(724)	18,717	—	18,717
Balance at June 30, 2021	$109,613	$(29,206)	$(92,217)	$(11,810)	$—	$(11,810)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended June 30, 2021 and 2020:

(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended June 30, 2021
Pretax change before reclassifications	$56,197	$5,572	$—	$61,769
Reclassifications out of AOCI	(6,277)	—	1,364	(4,913)
Tax effect	(12,314)	(162)	(362)	(12,838)
Total other comprehensive income (loss), net of tax	$37,606	$5,410	$1,002	$44,018
Three Months Ended June 30, 2020
Pretax change before reclassifications	$77,887	$14,373	$—	$92,260
Reclassifications out of AOCI	(1,370)	—	543	(827)
Tax effect	(17,988)	—	(144)	(18,132)
Total other comprehensive income (loss), net of tax	$58,529	$14,373	$399	$73,301

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2021 and 2020:

(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Six Months Ended June 30, 2021
Pretax change before reclassifications	$(71,009)	$9,104	$—	$(61,905)
Reclassifications out of AOCI	(10,892)	—	2,728	(8,164)
Tax effect	19,761	(320)	(724)	18,717
Total other comprehensive income (loss), net of tax	$(62,140)	$8,784	$2,004	$(51,352)
Six Months Ended June 30, 2020
Pretax change before reclassifications	$93,282	$(20,315)	$—	$72,967
Reclassifications out of AOCI	1,452	—	1,086	2,538
Tax effect	(23,501)	1,132	(288)	(22,657)
Total other comprehensive income (loss), net of tax	$71,233	$(19,183)	$798	$52,848

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items
(in thousands)	2021	2020	2021	2020
Unrealized gains (losses) on debt securities:
Net realized gains on sales of debt securities	$6,296	$1,384	$10,951	$6,055	Net realized investment gains
Credit losses recognized on debt securities	(19)	(14)	(59)	(7,507)	Net realized investment gains
Pretax total	$6,277	$1,370	$10,892	$(1,452)
Tax effect	$(1,548)	$(322)	$(2,628)	$360
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(1,690)	$(1,320)	$(3,380)	$(2,640)	Other operating expenses
Amortization of prior service credit	326	777	652	1,554	Other operating expenses
Pretax total	$(1,364)	$(543)	$(2,728)	$(1,086)
Tax effect	$362	$144	$724	$288

(1)	Amounts are components of net periodic cost. See Note 12 Employee Benefit Plans for additional details.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries improperly charged fees for products and services, improperly performed debt collection practices, and improperly handled property and casualty claims in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

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

Furthermore, these exams and investigations include an investigation initiated in connection with the information security incident that occurred during the second quarter of 2019 by the New York Department of Financial Services.  The New York Department of Financial Services has alleged violations of its cyber security requirements for financial services companies and filed a statement of charges on July 22, 2020, as amended on March 10, 2021, and scheduled an administrative hearing in connection therewith.  While the ultimate disposition of the New York Department of Financial Services matter is not yet determinable, the Company does not believe that it will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

As announced by the Company in a Current Report on Form 8-K filed with the SEC on June 15, 2021, the Company reached a settlement with the SEC in connection with the previously disclosed information security incident that occurred during the second quarter of 2019 and which was the subject of the Wells Notice disclosed by the Company in October 2020.  Under the terms of the settlement, which resolves the matter, the Company consented to the entry of an order finding a violation of Rule 13a-15 of the Securities Exchange Act of 1934, which requires issuers of registered securities to maintain effective disclosure controls.  No other violations of the securities laws are alleged in the order.  The order required the Company to pay a civil penalty of $487,616 and to cease and desist from committing or causing any violations of Rule 13a-15.  The Company neither admits nor denies the findings in the order, other than with respect to the SEC’s jurisdiction.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $16.4 million, which is based on the exchange rate as of, and includes interest charges through, June 30, 2021. As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Accordingly, the Company filed a notice of appeal with the Canadian taxing authority in March 2020.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

•

The Company’s specialty insurance segment sells home warranty products and issues property and casualty insurance policies.  The home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period.  This business currently operates in 35 states and the District of Columbia.  The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage.  This business is licensed to issue policies in all 50 states and the District of Columbia.  During 2020, the Company initiated a plan to exit its property and casualty insurance business.  In January 2021, the Company entered into book transfer agreements with two third-party insurers and will seek to non-renew policies that are not transferred.  The Company expects the transfers to be completed by the end of the third quarter of 2022.

The corporate function consists primarily of certain financing facilities as well as the corporate services that support the Company’s business operations.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended June 30, 2021:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,108,229	$402,351	$39,470	$36,599
Specialty Insurance	151,630	19,731	1,433	989
Corporate	6,986	(22,666)	36	—
Eliminations	(470)	—	—	—
	$2,266,375	$399,416	$40,939	$37,588

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$787,244	$904,897	$298,242	$47,482	$70,364	$2,108,229
Specialty Insurance	130,207	—	3,457	1,816	16,150	151,630
	$917,451	$904,897	$301,699	$49,298	$86,514	$2,259,859

For the three months ended June 30, 2020:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,462,939	$237,802	$38,995	$24,999
Specialty Insurance	133,518	7,319	1,943	3,100
Corporate	12,516	(19,826)	38	—
Eliminations	(244)	—	—	—
	$1,608,729	$225,295	$40,976	$28,099

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$530,735	$597,895	$228,252	$43,234	$62,823	$1,462,939
Specialty Insurance	121,249	—	3,103	2,316	6,850	133,518
	$651,984	$597,895	$231,355	$45,550	$69,673	$1,596,457

For the six months ended June 30, 2021:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$3,993,289	$723,980	$76,183	$67,067
Specialty Insurance	288,109	25,991	2,983	1,520
Corporate	12,052	(44,533)	71	—
Eliminations	(1,330)	—	—	—
	$4,292,120	$705,438	$79,237	$68,587

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$1,444,741	$1,750,189	$573,646	$90,135	$134,578	$3,993,289
Specialty Insurance	258,385	—	7,205	3,750	18,769	288,109
	$1,703,126	$1,750,189	$580,851	$93,885	$153,347	$4,281,398

For the six months ended June 30, 2020:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,763,564	$310,778	$68,512	$53,422
Specialty Insurance	255,487	20,177	3,837	5,901
Corporate	3,205	(33,336)	76	—
Eliminations	(584)	—	—	—
	$3,021,672	$297,619	$72,425	$59,323

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$1,032,036	$1,197,577	$436,525	$102,902	$(5,476)	$2,763,564
Specialty Insurance	240,585	—	6,542	4,900	3,460	255,487
	$1,272,621	$1,197,577	$443,067	$107,802	$(2,016)	$3,019,051

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This Management’s Discussion and Analysis contains the financial measure adjusted debt to capitalization ratio that is not presented in accordance with generally accepted accounting principles (“GAAP”), as it excludes the effect of secured financings payable.  The Company is presenting this non-GAAP financial measure because it provides the Company’s management and readers of this Quarterly Report on Form 10-Q with additional insight into the financial leverage of the Company.  The Company does not intend for this non-GAAP financial measure to be a substitute for any GAAP financial information.  In this Quarterly Report on Form 10-Q, this non-GAAP financial measure has been presented with, and reconciled to, the most directly comparable GAAP financial measure.  Readers of this Quarterly Report on Form 10-Q should use this non-GAAP financial measure only in conjunction with the comparable GAAP financial measure.  Because not all companies use identical calculations, the presentation of adjusted debt to capitalization ratio may not be comparable to other similarly titled measures of other companies.

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

Results of Operations

Summary of Second Quarter

A substantial portion of the revenues for the Company’s title insurance and services segment results from the sale and refinancing of residential and commercial real estate.  In the Company’s specialty insurance segment, revenues associated with the initial year of coverage in the home warranty operations are impacted by volatility in residential purchase transactions.  Traditionally, the greatest volume of real estate activity, particularly residential purchase activity, has occurred in the spring and summer months.  However, changes in interest rates, as well as other changes in general economic conditions in the United States and abroad, can cause fluctuations in the traditional pattern of real estate activity.

The Company’s total revenues increased $657.6 million, or 40.9%, in the second quarter of 2021 when compared with the second quarter of 2020.  This increase was primarily attributable to increases in agent premiums of $307.0 million, or 51.3%, and an increase in direct premiums and escrow fees of $265.5 million, or 40.7%.  Direct premiums and escrow fees in the title insurance and services segment from domestic residential purchase and commercial transactions increased $143.3 million and $113.8 million, or 66.2% and 103.9%, respectively.

According to the Mortgage Bankers Association’s July 21, 2021 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) increased 2.1% in the second quarter of 2021 when compared with the second quarter of 2020.  According to the MBA Forecast, the dollar amount of purchase originations increased 18.7% and refinance originations decreased 8.7%.  This volume of domestic residential mortgage origination activity contributed to increases in direct premiums and escrow fees for the Company’s direct title operations of 66.2% from domestic residential purchase transactions and a decline of 22.7% from domestic refinance transactions in the second quarter of 2021 when compared with the second quarter of 2020.

During the second quarter of 2021, the level of domestic title orders opened per day by the Company’s direct title operations decreased 6.2% when compared with the second quarter of 2020.  Residential purchase and commercial opened orders per day increased 24.1% and 59.9%, respectively, offset by a decline of 39.5% in residential refinance opened orders when compared to the second quarter of 2020.

The Company recorded net realized investment gains of $86.5 million in the second quarter of 2021, which included an unrealized gain of $43.7 million related to the Company’s investment in a private company where a recent fund raising provided an observable price change resulting in an increase in the carrying value of the Company’s investment.  A substantial majority of the Company’s investments in non-marketable equity securities are in private venture-stage companies that operate in the real estate and related industries and many of which offer technology-enabled products and services.  These investments are expected from time to time to cause material fluctuations in the Company’s quarterly results of operations due to the recognition of gains or losses in connection with observable price changes, such as from liquidity events, subsequent equity sales, or price changes in investments that begin trading publicly, which changes can be volatile.

Among the Company’s investments in venture-stage companies is its investment in Offerpad Inc. (“Offerpad”), a leading tech-enabled real estate solutions platform.  On March 18, 2021, Offerpad announced that it entered into a definitive merger agreement with Supernova Partners Acquisition Company, Inc. (“Supernova”), a publicly traded special purpose acquisition company.  In its Current Report on Form 8-K, Supernova announced that the value of the aggregate equity consideration to be paid to Offerpad’s stockholders and optionholders will be equal to $2.25 billion.  At that value, the Company would recognize a gain of approximately $237 million.

Also, a venture-stage company in which the Company maintains an equity investment expects to enter into a transaction with a publicly-traded special purpose acquisition company, which, if consummated at the current expected valuation, on the expected timeline and on the terms reported to the Company, would result in the Company recognizing a gain of approximately $55 million on that investment around the end of 2021.  One of the Company’s venture-stage investments has closed a transaction, and others are in various stages of executing transactions, to raise additional capital that have resulted in, or may result in, observable price changes that could trigger the recognition of additional gains of approximately $80 million during the remainder of 2021.

While the potential gains related to the Company’s investments in venture-stage companies noted above are based only on transactions for which at least a letter of intent, term sheet or similar commitment has been made, none of these pending transactions are certain to close at the valuations or on the timelines or terms reported to the Company, if they close at all.  Whether the Company recognizes such future gain(s), and the amount and, consequently, the materiality of such gain(s), is dependent upon a number of factors, including the condition of the general economy, the general availability of capital, the performance of and volatility in the public markets, the regulatory and political environments, the condition of the real estate industry, the competitive environment for such companies and operational and financial performance of such companies. In addition, the Company may be subject to restrictions on resale or may choose to continue to hold the investment for strategic or other reasons and, as a result, the Company may not monetize the value of its investment during periods in which it could be financially advantageous to sell the investment.

During 2020, the Company initiated a plan to exit its property and casualty insurance business.  In January 2021, the Company entered into book transfer agreements with two third-party insurers and will seek to non-renew policies that are not transferred.  The Company expects the transfers to be completed by the end of the third quarter of 2022.

Title Insurance and Services

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues
Direct premiums and escrow fees	$787,244	$530,735	$256,509	48.3%	$1,444,741	$1,032,036	$412,705	40.0%
Agent premiums	904,897	597,895	307,002	51.3	1,750,189	1,197,577	552,612	46.1
Information and other	298,242	228,252	69,990	30.7	573,646	436,525	137,121	31.4
Net investment income	47,482	43,234	4,248	9.8	90,135	102,902	(12,767)	(12.4)
Net realized investment gains (losses)	70,364	62,823	7,541	12.0	134,578	(5,476)	140,054	NM [1]
	2,108,229	1,462,939	645,290	44.1	3,993,289	2,763,564	1,229,725	44.5
Expenses
Personnel costs	556,827	417,066	139,761	33.5	1,060,970	838,681	222,289	26.5
Premiums retained by agents	718,424	472,398	246,026	52.1	1,389,725	947,779	441,946	46.6
Other operating expenses	297,586	222,192	75,394	33.9	562,074	448,787	113,287	25.2
Provision for policy losses and other claims	67,686	56,431	11,255	19.9	127,798	111,481	16,317	14.6
Depreciation and amortization	39,470	38,995	475	1.2	76,183	68,512	7,671	11.2
Premium taxes	20,698	14,319	6,379	44.5	41,516	29,837	11,679	39.1
Interest	5,187	3,736	1,451	38.8	11,043	7,709	3,334	43.2
	1,705,878	1,225,137	480,741	39.2	3,269,309	2,452,786	816,523	33.3
Income before income taxes	$402,351	$237,802	$164,549	69.2%	$723,980	$310,778	$413,202	133.0%
Pretax margins	19.1%	16.3%	2.8%	17.2%	18.1%	11.2%	6.9%	61.6%

(1)	Not meaningful

Direct premiums and escrow fees were $787.2 million and $1.4 billion for the three and six months ended June 30, 2021, respectively, increases of $256.5 million, or 48.3%, and $412.7 million, or 40.0%, when compared with the respective periods of the prior year.  The increases were primarily due to an increase in the average domestic revenues per order and the number of domestic title orders closed by the Company’s direct title operations.  The domestic average revenues per order closed were $2,651 and $2,376 for the three and six months ended June 30, 2021, respectively, increases of 35.9% and 12.5% when compared with $1,950 and $2,112 for the respective periods of the prior year due to higher average revenues per order from residential products due to higher residential real estate values and higher average revenues per order from commercial transactions.   The increase in average revenues per order for the three months ended June 30, 2021 was also due to a shift in mix from the lower premium residential refinance transactions to higher premium commercial and residential resale transactions.  The Company’s direct title operations closed 271,100 and 558,700 domestic title orders during the three and six months ended June 30, 2021, respectively, increases of 6.5% and 22.2% when compared with 254,500 and 457,200 title orders closed during the respective periods of the prior year, which was generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast.  For the three and six months ended June 30, 2021, domestic residential refinance orders closed per day decreased by 26.7% and increased by 11.6%, respectively, and domestic residential purchase orders closed per day increased by 42.9% and 30.5%, respectively, when compared to the respective periods of the prior year.

Agent premiums were $904.9 million and $1.8 billion for the three and six months ended June 30, 2021, respectively, increases of $307.0 million, or 51.3%, and $552.6 million, or 46.1%, when compared with the respective periods of the prior year.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.  As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums.  Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity.  The increase in agent premiums for the three months ended June 30, 2021 is generally consistent with the 31.2% increase in the Company’s direct premiums and escrow fees in the first quarter of 2021 as compared with the first quarter of 2020.

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

Information and other revenues were $298.2 million and $573.6 million for the three and six months ended June 30, 2021, respectively, increases of $70.0 million, or 30.7%, and $137.1 million, or 31.4%, when compared with the respective periods of the prior year.  The increases were primarily attributable to growth in mortgage origination activity that led to higher demand for the Company’s information products, an increase in activity in the commercial markets, higher volume in our international operations, and an increase in demand for the Company’s default information products as a result of an increase in loss mitigation activities.

Net investment income totaled $47.5 million and $90.1 million for the three and six months ended June 30, 2021, respectively, an increase of $4.2 million, or 9.8%, and a decrease of $12.8 million, or 12.4%, when compared with the respective periods of the prior year.  The increase for the three months ended June 30, 2021 was primarily due to interest income from the Company’s warehouse lending business. The decrease for the six months ended June 30, 2021 were primarily attributable to lower short-term interest rates, which drove lower income from the Company’s cash and investment portfolio, escrow balances, and tax-deferred property exchange business, partially offset by an increase in interest income from the Company’s warehouse lending business.

Net realized investment gains totaled $70.4 million and $134.6 million for the three and six months ended June 30, 2021, respectively.  Net realized investment gains for the three and six months ended June 30, 2021 were primarily attributable to gains recognized on certain non-marketable equity investments and increases in the fair values of marketable equity securities. Net realized investment gains totaled $62.8 million and net realized investment losses totaled $5.5 million for the three and six months ended June 30, 2020, respectively.  The net realized investment gains for the three months ended June 30, 2020 were primarily attributable to increases in the fair values of marketable equity securities.  The net realized investment losses for the six months ended June 30, 2020 were primarily attributable to declines in the fair values of marketable equity securities.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs.  This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $556.8 million and $1.1 billion for the three and six months ended June 30, 2021, respectively, increases of $139.8 million, or 33.5%, and $222.3 million, or 26.5%, when compared with the respective periods of the prior year.  The increases were primarily due to higher incentive compensation, salary, employee benefit expense, overtime, temporary labor, and payroll tax expense.  The increases in incentive compensation expense was due to higher revenues and profitability.  The increases in salary and payroll tax expense were driven by higher headcount.  The increases in overtime and temporary labor expense was due to higher volumes.  The increases in employee benefit expense was primarily due to the impact of higher expense related to the Company’s 401(k) saving plan match and higher medical claims.

Agents retained $718.4 million and $1.4 billion of title premiums generated by agency operations for the three and six months ended June 30, 2021, which compares with $472.4 million and $947.8 million for the respective periods of the prior year.  The percentage of title premiums retained by agents was 79.4% for the three and six months ended June 30, 2021, compared to 79.0% and 79.1% for the respective periods of the prior year.

Other operating expenses for the title insurance and services segment were $297.6 million and $562.1 million for the three and six months ended June 30, 2021, respectively, increases of $75.4 million, or 33.9%, and $113.3 million, or 25.2%, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher production related costs due to increased transaction volumes, higher software expense, and higher professional services.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 4.0% for the three and six months ended June 30, 2021 compared to 5.0% for the three and six months ended June 30, 2020, respectively.  The current year rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years. The 5.0% rate for 2020 reflected an ultimate loss rate of 4.5% for the 2020 policy year and a net increase in the loss reserve estimates for prior policy years of 0.5%, or $5.6 million and $11.1 million for the three and six months ended June 30, 2020, respectively.

Title claims generally increase when economic conditions deteriorate and foreclosure activity increases. The Company increased its calendar year loss rate from 4.0% in 2019 to 5.0% in 2020 in anticipation of higher claims due to the economic impact of the coronavirus pandemic.  However, the Company has not experienced an increase in title claims as a result of the pandemic, but rather claims have been significantly below the Company’s actuarial expectation.  As a result, and in anticipation of lower claims due to a generally strengthening economy, high levels of home equity and ongoing foreclosure moratoriums, the Company lowered the current year loss rate to 4.0%.  The Company will continue to monitor economic conditions and actual claims experience and will consider this information, among other factors, when determining the appropriate loss rate and reserve balance for incurred but not reported claims in future periods.

Depreciation and amortization expense was $39.5 million and $76.2 million for the three and six months ended June 30, 2021, respectively, increases of $0.5 million, or 1.2%, and $7.7 million, or 11.2%, when compared with the respective periods of the prior year.  The increase for the six months ended June 30, 2021 was primarily attributable to higher amortization of software and other intangible assets related to recent acquisitions.

Premium taxes were $20.7 million and $41.5 million for the three and six months ended June 30, 2021, respectively, increases of $6.4 million, or 44.5%, and $11.7 million, or 39.1%, respectively, compared to $14.3 million and $29.8 million for the same periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.2% and 1.3% for the three and six months ended June 30, 2021, respectively, and were 1.3% for the three and six months ended June 30, 2020.

Interest expense was $5.2 million and $11.0 million for the three and six months ended June 30, 2021, respectively, increases of $1.5 million, or 38.8%, and $3.3 million, or 43.2%, when compared with the respective periods of the prior year.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to the relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase.  Title insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as closed order volumes.  Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity.  Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations.  Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  The pretax margins for the three and six months ended June 30, 2021 were 19.1% and 18.1%, respectively, compared with 16.3% and 11.2% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues
Direct premiums	$130,207	$121,249	$8,958	7.4%	$258,385	$240,585	$17,800	7.4%
Information and other	3,457	3,103	354	11.4	7,205	6,542	663	10.1
Net investment income	1,816	2,316	(500)	(21.6)	3,750	4,900	(1,150)	(23.5)
Net realized investment gains	16,150	6,850	9,300	135.8	18,769	3,460	15,309	NM [1]
	151,630	133,518	18,112	13.6	288,109	255,487	32,622	12.8
Expenses
Personnel costs	22,727	20,681	2,046	9.9	46,654	42,126	4,528	10.7
Other operating expenses	23,726	19,283	4,443	23.0	46,365	40,831	5,534	13.6
Provision for policy losses and other claims	82,244	82,257	(13)	—	162,579	144,684	17,895	12.4
Depreciation and amortization	1,433	1,943	(510)	(26.2)	2,983	3,837	(854)	(22.3)
Premium taxes	1,769	2,035	(266)	(13.1)	3,537	3,832	(295)	(7.7)
	131,899	126,199	5,700	4.5	262,118	235,310	26,808	11.4
Income before income taxes	$19,731	$7,319	$12,412	169.6%	$25,991	$20,177	$5,814	28.8%
Margins	13.0%	5.5%	7.5%	136.4%	9.0%	7.9%	1.1%	13.9%

(1)	Not meaningful

Direct premiums were $130.2 million and $258.4 million for the three and six months ended June 30, 2021, respectively, increases of $9.0 million, or 7.4%, and $17.8 million, or 7.4%, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher premiums earned in the home warranty business.

Net realized investment gains for the specialty insurance segment totaled $16.2 million and $18.8 million for the three and six months ended June 30, 2021, respectively, and were primarily from the sale of our Property and Casualty agency operations and to a lesser extent, an increase in the fair values of equity securities.  Net realized investment gains for the specialty insurance segment totaled $6.9 million and $3.5 million for the three and six months ended June 30, 2020.  The net realized investment gains for the three months ended June 30, 2020 were primarily from the increase in the fair values of equity securities.  The net realized investment gains for the six months ended June 30, 2020 were primarily from a gain from the sale of real estate.

Personnel costs and other operating expenses were $46.5 million and $93.0 million for the three and six months ended June 30, 2021, respectively, increases of $6.5 million, or 16.2%, and $10.1 million, or 12.1%, when compared with the respective periods of the prior year.  The increases were primarily attributable to an increase in deferred policy acquisition expense in the property and casualty business, higher incentive compensation, higher salary expense due to higher average salaries, higher offshore vendor expense due to higher volumes in the home warranty business, and higher employee benefit expense due to the impact of higher expense related to the Company’s 401(k) saving plan match, offset by lower agent commissions.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 55.5% and 54.7% for the three and six months ended June 30, 2021, respectively, compared with 54.7% and 48.5% for the respective periods of the prior year.  The increase in the claims rate for the three months ended June 30, 2021, was primarily attributable to higher claims severity.  The increase for the six months ended June 30, 2021, was primarily attributable to higher severity and frequency partially due to higher claims in the appliance and plumbing trades due to people spending more time at home.  The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 89.1% and 89.4% for the three and six months ended June 30, 2021, respectively, compared with 106.2% and 93.6%  for the respective periods of the prior year.  The decreases in the claims rate were primarily attributable to low claims severity.

Premium taxes were $1.8 million and $3.5 million for the three and six months ended June 30, 2021, respectively, compared with $2.0 million and $3.8 million for the respective periods of the prior year.  Premium taxes as a percentage of specialty insurance segment premiums were 1.4% for the three and six months ended June 30, 2021, and 1.7% and 1.6% for the three and six months ended June 30, 2020, respectively.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations.  Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Specialty insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as premium revenues.  The pretax margins for the three and six months ended June 30, 2021 were 13.0% and 9.0%, respectively, compared with 5.5% and 7.9% in the respective periods of the prior year.

In January 2021, the Company entered into book transfer agreements with two third-party insurers related to its property and casualty insurance business and will seek to non-renew policies that are not transferred.  The Company’s policies in force had declined by approximately 22% as of June 30, 2021 and the Company expects an approximate 70% reduction in policies in force by the end of 2021 and decreasing revenues over time.  The Company expects the transfers to be completed by the end of the third quarter of 2022.  The property and casualty insurance business recorded revenues of $44.0 million and $78.6 million for the three and six months ended June 30, 2021, respectively, and $36.0 million and $66.0 million for the three and six months ended June 30, 2020, respectively.  Income (loss) before income taxes, which includes a gain of $12.2 million from the sale of the agency operations in the second quarter of 2021, was $6.0 million and $(0.6) million for the three months and six months ended June 30, 2021, respectively.  Loss before income taxes was $8.5 million and $15.8 million for the three and six months ended June 30, 2020, respectively.

Corporate

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues
Net investment income (losses)	$6,986	$12,928	$(5,942)	(46.0)%	$12,052	$(3,310)	$15,362	NM	[1]%
Net realized investment (losses) gains	—	(412)	412	100.0	—	6,515	(6,515)	(100.0)
	6,986	12,516	(5,530)	(44.2)	12,052	3,205	8,847	276.0
Expenses
Personnel costs	8,712	13,740	(5,028)	(36.6)	15,824	340	15,484	NM	[1]
Other operating expenses	9,667	8,799	868	9.9	18,203	18,096	107	0.6
Depreciation and amortization	36	38	(2)	(5.3)	71	76	(5)	(6.6)
Interest	11,237	9,765	1,472	15.1	22,487	18,029	4,458	24.7
	29,652	32,342	(2,690)	(8.3)	56,585	36,541	20,044	54.9
Loss before income taxes	$(22,666)	$(19,826)	$(2,840)	(14.3)%	$(44,533)	$(33,336)	$(11,197)	(33.6)%

(1)	Not meaningful

Net investment income totaled $7.0 million and $12.1 million for the three and six months ended June 30, 2021, respectively, compared with net investment income of $12.9 million and net investment losses of $3.3 million for the respective periods of the prior year.  The decrease in net investment income for the three months ended June 30, 2021 was primarily attributable to lower earnings on investments associated with the Company’s deferred compensation plan when compared to the same period of 2020.  The increase in net investment income for the six months ended June 30, 2021 was primarily attributable to higher earnings on investments associated with the Company’s deferred compensation plan when compared to the same period of 2020.

Net realized investment gains for the corporate segment totaled $6.5 million for the six months ended June 30, 2020 and were primarily from the sale of real estate.

Corporate personnel costs and other operating expenses were $18.4 million and $34.0 million for the three and six months ended June 30, 2021, respectively, compared with $22.5 million and $18.4 million for the respective periods of the prior year.  The decrease for the three months ended June 30, 2021, was primarily attributable to lower expense related to the Company’s deferred compensation plan.  The increase for the six months ended June 30, 2021, was primarily attributable to higher expense related to the Company’s deferred compensation plan.

Interest expense was $11.2 million and $22.5 million for the three and six months ended June 30, 2021, respectively, increases of $1.5 million, or 15.1%, and $4.5 million, or 24.7%, when compared with the respective periods of the prior year.  The increase is attributable to the interest accrued on the $450.0 million of 4.00% 10-year senior unsecured notes that the company issued in May 2020.

Eliminations

The Company’s inter-segment eliminations were not material for the three and six months ended June 30, 2021 and 2020.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 24.0% and 23.8% for the three and six months ended June 30, 2021, respectively, compared with 23.8% and 20.9% for the respective periods of the prior year.  The difference in the effective tax rates is primarily due to benefits related to foreign tax law changes and the recognition of additional excess tax benefits associated with share-based payment transactions in the six months ended June 30, 2020.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and six months ended June 30, 2021 was $303.4 million and $537.9 million, respectively, compared with $171.7 million and $235.5 million for the respective periods of the prior year. Net income attributable to the Company for the three and six months ended June 30, 2021 was $302.3 million, or $2.72 per diluted share, and $535.9 million, or $4.81 per diluted share, respectively, compared with $170.7 million, or $1.52 per diluted share, and $233.9 million, or $2.06 per diluted share, for the respective periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash requirements.    The Company generates cash primarily from the sale of its products and services and investment income.  The Company’s current cash requirements include operating expenses, taxes, payments of principal and interest on its debt, capital expenditures, dividends on its common stock, and may include business acquisitions, investments in private companies, primarily those in the venture-stage, and repurchases of its common stock.  Management forecasts the cash needs of the holding company and its primary subsidiaries and regularly reviews their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts.  Based on the Company’s ability to generate cash flows from operations, its liquid-asset position and amounts available on its revolving credit facility, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and obligations for at least the next twelve months.

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

Cash provided by operating activities totaled $477.0 million and $368.0 million for the six months ended June 30, 2021 and 2020, respectively, after claim payments, net of recoveries, of $231.4 million and $214.6 million, respectively.  The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2021 and 2020 were advances and repayments related to secured financing transactions, purchases of debt and equity securities, capital expenditures, repurchases of Company shares, dividends to common stockholders, and for the six months ended June 30, 2020, business acquisitions and repayment of borrowings under the unsecured credit facility.  The principal nonoperating sources of cash and cash equivalents for the six months ended June 30, 2021 and 2020 were borrowings and collections related to secured financing transactions, proceeds from the sales and maturities of debt and equity securities, increases in the deposit balances at the Company’s banking operations, and for the six months ended June 30, 2020, proceeds from the issuance of unsecured senior notes and borrowings under the unsecured credit agreement.  The net effect of all activities on cash and cash equivalents were increases of $947.2 million and $37.4 million for the six months ended June 30, 2021 and 2020, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In June 2021, the Company paid a second quarter cash dividend of 46 cents per common share.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $300.0 million, of which $177.2 million remained as of June 30, 2021.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  During the six months ended June 30, 2021, the Company repurchased and retired 1.2 million shares of its common stock for a total purchase price of $64.8 million and, as of June 30, 2021, had repurchased and retired 2.4 million shares of its common stock under the current authorization for a total purchase price of $122.8 million.

Holding Company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries.  The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses.  The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements.  The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements.  At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received.  Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders.  As of June 30, 2021, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2021, without prior approval from applicable regulators, was dividends of $436.7 million and loans and advances of $116.3 million.  However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies.  Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of June 30, 2021, the holding company’s sources of liquidity included $335.1 million of cash and cash equivalents and $700.0 million available on the Company’s revolving credit facility.  Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto.  The credit agreement, which is comprised of a $700.0 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350.0 million.  Unless terminated earlier, the credit agreement will terminate on April 30, 2024.  The obligations of the Company under the credit agreement are neither secured nor guaranteed.  Proceeds under the credit agreement may be used for general corporate purposes.  At June 30, 2021, the Company had no outstanding borrowings under the facility.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.  Upon the occurrence of an event of default the lenders may accelerate the loans.  Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate.  As of June 30, 2021, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements.  The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•

SUSA Financial, Inc. (dba FirstFunding, Inc.), a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions.  At June 30, 2021, outstanding borrowings under these facilities totaled $611.0 million.

•

First American Trust, FSB, a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with certain correspondent institutions.  In addition, First American Trust, FSB is a party to master repurchase agreements under which securities may be loaned or sold.  At June 30, 2021, no amounts were outstanding under any of these facilities.

•

First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At June 30, 2021, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 23.5% and 23.7% at June 30, 2021 and December 31, 2020, respectively.  The Company’s adjusted debt to capitalization ratios, excluding secured financings payable of $611.0 million and $516.2 million at June 30, 2021 and December 31, 2020, were 16.0% and 17.0%, respectively.

Investment Portfolio.    The Company maintains a high quality, liquid portfolio of debt and marketable equity securities that is primarily held at its insurance and banking subsidiaries.  As of June 30, 2021, 95% of the Company’s investment portfolio consisted of debt securities, of which 67% were either United States government-backed or rated AAA and 97% were either rated or classified as investment grade.  Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.  For further information on the credit quality of the Company’s debt securities portfolio at June 30, 2021, see Note 4 Debt Securities to the condensed consolidated financial statements.

In addition to its portfolio of debt and marketable equity securities, the Company maintains investments in non-marketable equity securities and securities accounted for under the equity method.  For further information on the Company’s equity securities see Note 5 Equity Securities to the condensed consolidated financial statements.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $11.6 billion and $7.1 billion at June 30, 2021 and December 31, 2020, respectively, of which $5.1 billion and $3.1 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.5 billion and $4.4 billion at June 30, 2021 and December 31, 2020, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $3.9 billion and $2.9 billion at June 30, 2021 and December 31, 2020, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of June 30, 2021, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries improperly charged fees for products and services, improperly performed debt collection practices, and improperly handled property and casualty claims in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

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

Furthermore, these exams and investigations include an investigation initiated in connection with the information security incident that occurred during the second quarter of 2019 by the New York Department of Financial Services.  The New York Department of Financial Services has alleged violations of its cyber security requirements for financial services companies and filed a statement of charges on July 22, 2020, as amended on March 10, 2021, and scheduled an administrative hearing in connection therewith.  While the ultimate disposition of the New York Department of Financial Services matter is not yet determinable, the Company does not believe that it will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

As announced by the Company in a Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 15, 2021, the Company reached a settlement with the SEC in connection with the previously disclosed information security incident that occurred during the second quarter of 2019 and which was the subject of the Wells Notice disclosed by the Company in October 2020.  Under the terms of the settlement, which resolves the matter, the Company consented to the entry of an order finding a violation of Rule 13a-15 of the Securities Exchange Act of 1934, which requires issuers of registered securities to maintain effective disclosure controls.  No other violations of the securities laws are alleged in the order.  The order required the Company to pay a civil penalty of $487,616 and to cease and desist from committing or causing any violations of Rule 13a-15.  The Company neither admits nor denies the findings in the order, other than with respect to the SEC’s jurisdiction.

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $16.4 million, which is based on the exchange rate as of, and includes interest charges through, June 30, 2021. As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Accordingly, the Company filed a notice of appeal with the Canadian taxing authority in March 2020.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

3.Potentially disruptive innovation in the real estate industry and/or the Company’s participation in these efforts could adversely affect the Company

In addition to the Company’s innovative activities, other participants in the real estate industry are seeking to innovate in ways that could adversely impact the Company’s businesses.  These participants include certain of the Company’s sources of business, competitors, investments and ultimate customers.  Innovations by these participants may change the demand for the Company’s products and services, the manner in which the Company’s products and services are ordered or fulfilled and the revenue or profitability derived from the Company’s products and services.  The Company’s investments in some of these participants could also facilitate efforts that ultimately disrupt the Company’s business or enable competitors.  Accordingly, the Company’s efforts to anticipate and participate in these transformations could require significant additional investment and management attention and may not succeed.  These innovative efforts by third parties, and the manner in which the Company, its agents and other industry participants respond to them, could therefore have an adverse effect on the Company.

4.The coronavirus pandemic and the responses thereto could adversely affect the Company

The coronavirus pandemic and responses to it have created significant volatility, uncertainty and disruption in the broader economy.  The extent to which the coronavirus pandemic impacts the Company’s business, operations and financial results will depend on numerous factors that the Company may not be able to accurately predict, including: the duration and scope of the pandemic and restrictions and responses to it, particularly if virus variants result in additional outbreaks; governmental, business and individual actions that have been and continue to be taken in response to the pandemic; the ongoing impact of the pandemic on economic activity and actions taken in response, including the efficacy of governmental relief efforts; the efficacy of vaccination efforts; and the effect on participants in real estate transactions and the demand for the Company’s products and services.  In response to the pandemic, the Company made changes to the way it conducted business, including by altering certain underwriting practices, production processes, employee working arrangements and employee engagement efforts.  Some of these changes have altered employee, client and other expectations and are expected to alter the way the Company conducts business and engages with its employees over an extended period of time, and, in some cases, permanently.  Certain of these changes could result in increased claims and expose the Company to other risks.  While the Company is unable to predict the ultimate impact the coronavirus pandemic and related responses will have on its businesses, these events adversely affected the Company early in the pandemic, and still could adversely affect, its business and results of operations and, if prolonged, could materially adversely affect the Company’s financial condition.  The impacts of the coronavirus pandemic may also exacerbate the risks discussed elsewhere in Part II, Item 1A of this Quarterly Report.

OPERATIONAL RISK FACTORS

5.Conditions in the real estate market generally impact the demand for a substantial portion of the Company’s products and services and the Company’s claims experience

Demand for a substantial portion of the Company’s products and services generally decreases as the number of real estate transactions in which its products and services are purchased decreases.  The number of real estate transactions in which the Company’s products and services are purchased decreases in the following situations, among others:

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

6.Unfavorable economic conditions adversely affect the Company

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

7.Climate change, severe weather conditions, health crises and other catastrophe events could adversely affect the Company

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

12.Systems damage, failures, interruptions, cyberattacks and intrusions, and unauthorized data disclosures by the Company or its service providers may disrupt the Company’s business, harm the Company’s reputation, result in material claims for damages or otherwise adversely affect the Company

The Company uses computer software applications, systems and other technologies (collectively referred to as “systems”), some of which it owns and manages and some of which are owned and/or managed by third parties, including providers of distributed computing infrastructure platforms commonly known as the “cloud.”  The Company and its agents, suppliers, service providers, and customers use these systems to receive, process, store and transmit business information, including non-public personal information as well as data from suppliers and other information upon which the Company’s business relies.  The Company also uses these systems to manage substantial cash, investment assets, bank deposits, trust assets and escrow account balances on behalf of itself and its customers, among other activities.  Many of the Company’s products, services and solutions involving the use of real property related data are fully reliant on these systems and are only available electronically.  Accordingly, for a variety of reasons, the integrity of these systems and the protection of the information that resides thereon are critically important to the Company’s successful operation.

These systems have been subject to, and are likely to continue to be the target of, computer viruses, cyberattacks, phishing attacks and other malicious activity.  These attacks have increased in frequency and sophistication, including in the wake of the coronavirus pandemic.  The Company’s employees working remotely are more susceptible to social engineering attacks, intrusions and other malicious activity, and this risk has increased given that a substantial number of the Company’s employees are working from home following the onset of the coronavirus pandemic.  These systems also have known and unknown vulnerabilities.  Once identified, the Company’s information technology and information security personnel seek to remediate these vulnerabilities based on the level of risk presented.  For a number of reasons, including the introduction of new vulnerabilities, resource constraints, competing business demands and dependence on third parties, a number of unremediated vulnerabilities will always exist.  Remediation of some vulnerabilities are outside of the control of the Company and third-party remediation efforts may not be timely provided or implemented or otherwise adequate, even when the level of risk is critical or high.  Further, certain other potential causes of system damage or other negative system-related events are wholly or partially beyond the Company’s control, such as natural disasters, vendor failures to satisfy service level requirements and power or telecommunications failures.  These circumstances could expose the Company to system-related damages, failures, interruptions, cyberattacks and other negative events or could otherwise disrupt the Company’s business and could also result in the loss or unauthorized release, gathering, monitoring or destruction of confidential, proprietary and other information pertaining to the Company, its customers, employees, agents or suppliers.

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

Any inability to prevent or adequately respond to the issues described above could disrupt the Company’s business, inhibit its ability to retain existing customers or attract new customers, divert management’s time and energy, otherwise harm its reputation and/or result in financial losses, litigation, regulatory inquiries, increased costs or other adverse consequences that could be material to the Company.

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

17.Regulation of title insurance rates could adversely affect the Company

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

FINANCIAL RISK FACTORS

18.Failures at financial institutions at which the Company deposits funds could adversely affect the Company

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

19.Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment.  Finite-lived intangible assets are subject to impairment tests on a periodic basis.  Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends.  These and other factors could lead to a conclusion that goodwill or other intangible assets are impaired, in which case the Company would be required to write off the portion believed to be impaired.  In the third quarter of 2020, the Company committed to a plan to sell its property and casualty insurance business, which triggered goodwill and other intangible assets impairment tests.  Based on the results of the impairment tests, the Company recorded pretax impairment losses to goodwill and other intangible assets of $34.2 million and $3.2 million, respectively, for the third quarter of 2020. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of June 30, 2021 are $1.6 billion.  Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

20.Uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark may affect the Company’s cost of capital and net investment income

On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced that it will stop publishing certain LIBOR rates after December 31, 2021 and all of these widely used reference rates will no longer be available after June 30, 2023.  The Company has exposure to LIBOR-based financial instruments, such as LIBOR-based securities held in its investment portfolio.  Borrowings under the Company’s $700.0 million senior unsecured credit facility and some of its warehouse credit facilities also are LIBOR-based, although each allows for the use of an unspecified alternative benchmark rate if LIBOR is no longer available.  The discontinuance of LIBOR, as well as uncertainty related to the establishment of any alternative reference rate, may adversely affect the Company’s cost of capital and the market for LIBOR-based securities, which could have an adverse impact on the earnings from or value of the Company’s investment portfolio.  At this time, the Company cannot predict the overall effect of the discontinuation of LIBOR or the establishment of any alternative benchmark rate.

21.The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income debt securities.  The investment portfolio also includes adjustable-rate debt securities, common and preferred stock, as well as money-market and other short-term investments.  Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk.  The risk of loss associated with the portfolio is increased during periods of instability in credit markets and economic conditions, such as during the coronavirus pandemic.  Debt and equity securities are carried at fair value on the Company’s balance sheet.  Changes in the fair value of debt securities is recorded as a component of accumulated other comprehensive income/loss on the balance sheet.  For debt securities in an unrealized loss position, where the loss is determined to be due to credit-related factors, the Company records the loss in earnings.  Changes in the fair value of equity securities are recognized in earnings.  Changes in the fair values of securities in the Company’s investment portfolio have had an adverse impact on the Company and could have a material adverse effect on the Company’s results of operations, statutory surplus, financial condition and cash flow.

22.The Company’s venture capital portfolio is volatile and subject to certain risks and could experience losses

Investments in non-marketable equity securities reflected on the Company’s condensed consolidated balance sheet as of June 30, 2021 totaled $351.3 million, a substantial majority of which are investments in the equity of private venture-stage companies that operate in the real-estate industry and related industries and many of which offer technology-enabled products and services.  These venture-stage investments are managed independent of the Company’s investment portfolio.  The Company is likely to continue to make similar investments.  These positions are concentrated in a small number of holdings and are high-risk, illiquid investments.  In certain circumstances, such as when one or more of these companies raise capital, merge with another company or sells itself at a valuation that is less than the valuation at which the Company made its investment or when one or more of these companies fails and/or liquidates itself, the Company could be required to impair all or part of its investment in the company or companies.  The prospects of these companies depend on a number of factors, including the condition of the general economy, the general availability of capital, the performance of and volatility in the public markets, the regulatory and political environments, the condition of the real estate industry, the competitive environment for such companies and the operational and financial performance of such companies.  Even if one of these companies is successful, the Company’s ability to realize the value of its investment may take a significant amount of time and may be dependent on the occurrence of a liquidity event, such as an initial public offering or the sale of the company.  Even when a liquidity event occurs, the Company may be subject to restrictions on resale or may choose to continue to hold the investment for strategic or other reasons and, as a result, the Company may not monetize the value of its investment during periods in which it could be financially advantageous to sell the investment.  These investments are expected from time to time to cause material fluctuations in the Company’s quarterly results of operations due to the recognition of gains or losses in connection with observable price changes, such as from liquidity events, subsequent equity sales, or price changes in investments that begin trading publicly, which changes can be volatile.  These impairments and fluctuations may have a material adverse effect on the Company’s results of operations.

Offerpad, Inc., one of the Company’s venture-stage investments, is expected to begin trading publicly during 2021 and, subsequently, the fair value of Offerpad’s equity securities recognized in the Company’s earnings will fluctuate as Offerpad’s trading price changes.  The Company holds a large position in Offerpad and significant fluctuations in the fair value of Offerpad’s securities could be material to the Company’s earnings in any given quarter.

23.Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  In uncertain economic times, such as those experienced as a result of the coronavirus pandemic, an even larger change is more likely.  As examples, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $140.9 million, and if expected ultimate losses for those same years were to fluctuate by 100 basis points, the resulting impact would be $281.8 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

24.As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds.  If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders.  Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited.  As of June 30, 2021, under such regulations, the maximum amount available in 2021 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $436.7 million and loans and advances of $116.3 million.

GENERAL RISK FACTORS

25.Certain provisions of the Company’s bylaws and certificate of incorporation may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that the Company’s stockholders might consider favorable

The Company’s bylaws and certificate of incorporation contain provisions that could be considered “anti-takeover” provisions because they make it harder for a third-party to acquire the Company without the consent of the Company’s incumbent board of directors.  Under these provisions:

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

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed June 1, 2010.

3.2	Bylaws of First American Financial Corporation, effective as of April 20, 2021.	Incorporated by reference herein to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed April 23, 2021.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	N/A.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	N/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: July 22, 2021	By	/s/ Dennis J. Gilmore
Dennis J. Gilmore
Chief Executive Officer (Principal Executive Officer)

Date: July 22, 2021	By	/s/ Mark E. Seaton
Mark E. Seaton
Executive Vice President, Chief Financial Officer (Principal Financial Officer)