Form 10-Q
period 2021-09-30
First American Financial Corp
filed 2021-10-22
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

On October 18, 2021 there were 109,766,986 shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in thousands, except par values)

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,953,987	$1,275,466
Accounts and accrued income receivable, less allowance for credit losses of $13,355 and $13,994	440,872	385,086
Income taxes receivable	1,636	951
Investments:
Deposits with banks	51,119	45,856
Debt securities, includes pledged securities of $95,955 and $93,586 (amortized cost $9,000,753 and $6,121,004; allowance for credit losses of $101 and $132)	9,095,806	6,354,822
Equity securities	1,209,679	750,011
	10,356,604	7,150,689
Secured financings receivable	651,048	748,312
Property and equipment, net	474,956	445,132
Operating lease assets	241,260	265,963
Title plants and other indexes	585,978	584,785
Deferred income taxes	14,484	14,484
Goodwill	1,416,278	1,378,628
Other intangible assets, net	188,588	194,474
Other assets	360,373	352,018
	$16,686,064	$12,795,988
Liabilities and Equity
Deposits	$5,434,455	$3,276,949
Accounts payable and accrued liabilities	1,252,009	979,733
Deferred revenue	244,164	271,977
Reserve for known and incurred but not reported claims	1,261,515	1,178,004
Income taxes payable	80,517	53,784
Deferred income taxes	291,220	291,220
Operating lease liabilities	266,729	295,762
Secured financings payable	593,607	516,155
Notes and contracts payable	1,648,863	1,010,756
	11,073,079	7,874,340
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—500 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300,000 shares; Outstanding—109,822 shares and 110,353 shares	1	1
Additional paid-in capital	2,186,372	2,214,935
Retained earnings	3,476,903	2,655,495
Accumulated other comprehensive (loss) income	(66,141)	39,541
Total stockholders’ equity	5,597,135	4,909,972
Noncontrolling interests	15,850	11,676
Total equity	5,612,985	4,921,648
	$16,686,064	$12,795,988

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Direct premiums and escrow fees	$921,336	$807,947	$2,624,462	$2,080,568
Agent premiums	998,534	722,434	2,748,723	1,920,011
Information and other	310,145	285,882	890,476	728,563
Net investment income	50,670	52,466	155,797	156,760
Net realized investment gains	275,243	44,992	428,590	49,491
	2,555,928	1,913,721	6,848,048	4,935,393
Expenses
Personnel costs	584,649	511,298	1,708,097	1,392,445
Premiums retained by agents	794,165	572,780	2,183,890	1,520,559
Other operating expenses	333,195	281,079	959,317	788,407
Provision for policy losses and other claims	155,300	157,836	445,677	414,001
Depreciation and amortization	39,238	38,227	118,475	110,652
Impairment losses on exit of business	—	73,264	—	73,264
Premium taxes	26,981	19,885	72,034	53,554
Interest	19,226	15,981	51,946	41,521
	1,952,754	1,670,350	5,539,436	4,394,403
Income before income taxes	603,174	243,371	1,308,612	540,990
Income taxes	152,709	59,780	320,281	121,859
Net income	450,465	183,591	988,331	419,131
Less: Net income attributable to noncontrolling interests	5,215	1,312	7,166	2,993
Net income attributable to the Company	$445,250	$182,279	$981,165	$416,138
Net income per share attributable to the Company's stockholders (Note 12):
Basic	$4.01	$1.62	$8.84	$3.69
Diluted	$4.00	$1.62	$8.81	$3.68
Cash dividends declared per share	$0.51	$0.44	$1.43	$1.32
Weighted-average common shares outstanding (Note 12):
Basic	110,956	112,584	111,000	112,913
Diluted	111,368	112,843	111,344	113,176

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$450,465	$183,591	$988,331	$419,131
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on debt securities	(42,715)	1,991	(104,578)	73,077
Unrealized gains (losses) on debt securities for which credit-related portion was recognized in earnings	1	(7)	(276)	140
Foreign currency translation adjustment	(12,619)	10,074	(3,835)	(9,109)
Pension benefit adjustment	1,002	399	3,006	1,197
Total other comprehensive (loss) income, net of tax	(54,331)	12,457	(105,683)	65,305
Comprehensive income	396,134	196,048	882,648	484,436
Less: Comprehensive income attributable to noncontrolling interests	5,215	1,312	7,165	2,993
Comprehensive income attributable to the Company	$390,919	$194,736	$875,483	$481,443

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2020	110,353	$1	$2,214,935	$2,655,495	$39,541	$4,909,972	$11,676	$4,921,648
Net income for three months ended March 31, 2021	—	—	—	233,616	—	233,616	842	234,458
Dividends on common shares	—	—	—	(50,985)	—	(50,985)	—	(50,985)
Purchase of Company shares	(1,226)	—	(64,786)	—	—	(64,786)	—	(64,786)
Shares issued in connection with share-based compensation	614	—	(7,493)	(885)	—	(8,378)	—	(8,378)
Share-based compensation	—	—	31,203	—	—	31,203	—	31,203
Net activity related to noncontrolling interests	—	—	—	—	—	—	(2,115)	(2,115)
Other comprehensive loss	—	—	—	—	(95,369)	(95,369)	(1)	(95,370)
Balance at March 31, 2021	109,741	1	2,173,859	2,837,241	(55,828)	4,955,273	10,402	4,965,675
Net income for three months ended June 30, 2021	—	—	—	302,299	—	302,299	1,109	303,408
Dividends on common shares	—	—	—	(50,058)	—	(50,058)	—	(50,058)
Shares issued in connection with share-based compensation	178	—	4,966	(855)	—	4,111	—	4,111
Share-based compensation	—	—	8,165	—	—	8,165	—	8,165
Net activity related to noncontrolling interests	—	—	(64)	—	—	(64)	(403)	(467)
Other comprehensive income	—	—	—	—	44,018	44,018	—	44,018
Balance at June 30, 2021	109,919	1	2,186,926	3,088,627	(11,810)	5,263,744	11,108	5,274,852
Net income for three months ended September 30, 2021	—	—	—	445,250	—	445,250	5,215	450,465
Dividends on common shares	—	—	—	(56,023)	—	(56,023)	—	(56,023)
Purchase of Company shares	(208)	—	(14,060)	—	—	(14,060)	—	(14,060)
Shares issued in connection with share-based compensation	111	—	6,241	(951)	—	5,290	—	5,290
Share-based compensation	—	—	7,265	—	—	7,265	—	7,265
Net activity related to noncontrolling interests	—	—	—	—	—	—	(473)	(473)
Other comprehensive income	—	—	—	—	(54,331)	(54,331)	—	(54,331)
Balance at September 30, 2021	109,822	$1	$2,186,372	$3,476,903	$(66,141)	$5,597,135	$15,850	$5,612,985

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$988,331	$419,131
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	445,677	414,001
Depreciation and amortization	118,475	110,652
Impairment losses on exit of business	—	73,264
Amortization of premiums and accretion of discounts on debt securities, net	32,890	28,678
Net realized investment gains	(428,590)	(49,491)
Share-based compensation	46,633	44,000
Equity in earnings of equity method investments, net	(6,066)	(3,556)
Dividends from equity method investments	8,980	4,383
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(356,445)	(342,721)
Net change in income tax accounts	58,841	(47)
Increase in accounts and accrued income receivable	(53,661)	(72,670)
Increase in accounts payable and accrued liabilities	70,388	32,030
(Decrease) increase in deferred revenue	(28,131)	21,668
Other, net	(21,340)	1,723
Cash provided by operating activities	875,982	681,045
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(60,966)	(387,024)
Net (increase) decrease in deposits with banks	(7,724)	1,859
Purchases of debt securities	(4,973,589)	(1,962,074)
Proceeds from sales of debt securities	869,057	694,588
Proceeds from maturities of debt securities	1,403,680	1,157,725
Purchases of equity securities	(135,600)	(169,694)
Proceeds from sales of equity securities	78,658	92,318
Net change in notes receivable	(12,698)	(11,116)
Advances under secured financing agreements	(19,292,193)	(11,619,818)
Collections of secured financings receivable	19,389,457	11,185,121
Capital expenditures	(111,080)	(91,601)
Proceeds from sales of property and equipment	13,137	13,951
Proceeds from insurance settlement	11,815	123
Cash used for investing activities	(2,828,046)	(1,095,642)
Cash flows from financing activities:
Net change in deposits	2,157,506	162,209
Borrowings under secured financing agreements	17,938,875	10,964,792
Repayments of secured financings payable	(17,861,423)	(10,716,660)
Net proceeds from issuance of unsecured senior notes	641,849	443,936
Borrowings under unsecured credit facility	—	120,000
Repayments of borrowings under unsecured credit facility	—	(280,000)
Repayments of notes and contracts payable	(5,454)	(4,228)
Net activity related to noncontrolling interests	(3,034)	(2,090)
Net proceeds (payments) in connection with share-based compensation	1,023	(5,597)
Repurchases of Company shares	(78,846)	(68,864)
Payments of cash dividends	(157,066)	(147,768)
Cash provided by financing activities	2,633,430	465,730
Effect of exchange rate changes on cash	(2,845)	(3,122)
Net increase in cash and cash equivalents	678,521	48,011
Cash and cash equivalents—Beginning of period	1,275,466	1,485,959
Reclassification to assets previously held for sale	—	(21,601)
Cash and cash equivalents—End of period	$1,953,987	$1,512,369
Supplemental information:
Cash paid during the period for:
Interest	$42,481	$30,034
Premium taxes	$70,154	$59,523
Income taxes, less refunds of $126 and $3,168	$261,372	$122,086

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

Note 2 – Exit of Property and Casualty Insurance Business

In the third quarter of 2020, the Company initiated a plan to exit its property and casualty insurance business resulting in the remeasurement of the assets and liabilities of the business at fair value.  Upon remeasurement, the Company recorded impairment losses to certain assets totaling $73.3 million for the three and nine months ended September 30, 2020.

In January 2021, the Company entered into book transfer agreements with two third-party insurers and will seek to non-renew policies that are not transferred.  The Company’s policies in force had declined by approximately 49% as of September 30, 2021 and the Company expects an approximate 70% reduction to policies in force by the end of 2021 and decreasing revenues over time. The Company expects the transfers to be completed by the end of the third quarter of 2022.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The property and casualty insurance business recorded revenues of $24.3 million and $103.0 million for the three and nine months ended September 30, 2021, respectively, and $35.3 million and $101.3 million for the three and nine months ended September 30, 2020, respectively.  Losses before income taxes, which were partially offset by a gain of $12.2 million from the sale of the agency operations in the second quarter of 2021, were $10.5  million and $11.1 million for the three and nine months ended September 30, 2021, respectively.  Losses before income taxes for the three and nine months ended September 30, 2020 were $75.7 million and $91.5 million, respectively.

Note 3 – Escrow Deposits, Like-kind Exchange Deposits and Trust Assets

The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $11.7 billion and $7.1 billion at September 30, 2021 and December 31, 2020, respectively, of which $5.2 billion and $3.1 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.6 billion and $4.4 billion at September 30, 2021 and December 31, 2020, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $5.1 billion and $2.9 billion at September 30, 2021 and December 31, 2020, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 4 – Debt Securities

Investments in debt securities, classified as available-for-sale, are as follows:

(in thousands)	Amortized cost	Allowance for credit losses	Gross unrealized		Estimated fair value
			Gains	Losses
September 30, 2021
U.S. Treasury bonds	$172,255	$—	$695	$(1,207)	$171,743
Municipal bonds	1,564,102	—	60,705	(11,006)	1,613,801
Foreign government bonds	232,495	—	2,209	(3,329)	231,375
Governmental agency bonds	208,094	—	3,975	(562)	211,507
Governmental agency mortgage-backed securities	5,360,175	—	44,912	(31,929)	5,373,158
U.S. corporate debt securities	1,002,449	(101)	23,760	(3,719)	1,022,389
Foreign corporate debt securities	461,183	—	12,137	(1,487)	471,833
	$9,000,753	$(101)	$148,393	$(53,239)	$9,095,806
December 31, 2020
U.S. Treasury bonds	$80,172	$—	$778	$(104)	$80,846
Municipal bonds	1,168,425	—	80,953	(570)	1,248,808
Foreign government bonds	194,042	—	6,004	(516)	199,530
Governmental agency bonds	254,248	—	9,869	(195)	263,922
Governmental agency mortgage-backed securities	3,401,737	—	74,549	(1,668)	3,474,618
U.S. corporate debt securities	637,808	(119)	43,505	(497)	680,697
Foreign corporate debt securities	384,572	(13)	22,078	(236)	406,401
	$6,121,004	$(132)	$237,736	$(3,786)	$6,354,822

Sales of debt securities resulted in realized gains of $7.1 million and $25.3 million, realized losses of $0.2 million and $7.4 million, and proceeds of $189.1 million and $869.1 million for the three and nine months ended September 30, 2021, respectively.  Sales of debt securities during the three and nine months ended September 30, 2020 resulted in realized gains of $7.1 million and $16.4 million, realized losses of $0.4 million and $3.4 million, and proceeds of $200.1 million and $694.6 million, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities in an unrealized loss position, based on length of time, are as follows:

	Less than 12 months		12 months or longer		Total
(in thousands)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2021
U.S. Treasury bonds	$52,927	$(916)	$6,518	$(291)	$59,445	$(1,207)
Municipal bonds	570,038	(10,724)	6,711	(282)	576,749	(11,006)
Foreign government bonds	125,918	(1,094)	29,032	(2,235)	154,950	(3,329)
Governmental agency bonds	72,325	(469)	3,222	(93)	75,547	(562)
Governmental agency mortgage-backed securities	3,070,056	(31,928)	103	(1)	3,070,159	(31,929)
U.S. corporate debt securities	425,854	(3,388)	6,848	(331)	432,702	(3,719)
Foreign corporate debt securities	161,416	(1,473)	1,234	(14)	162,650	(1,487)
	$4,478,534	$(49,992)	$53,668	$(3,247)	$4,532,202	$(53,239)
December 31, 2020
U.S. Treasury bonds	$7,744	$(104)	$—	$—	$7,744	$(104)
Municipal bonds	74,045	(570)	—	—	74,045	(570)
Foreign government bonds	67,094	(516)	—	—	67,094	(516)
Governmental agency bonds	15,353	(195)	—	—	15,353	(195)
Governmental agency mortgage-backed securities	287,947	(1,089)	100,473	(579)	388,420	(1,668)
U.S. corporate debt securities	42,508	(484)	1,357	(13)	43,865	(497)
Foreign corporate debt securities	19,042	(232)	276	(4)	19,318	(236)
	$513,733	$(3,190)	$102,106	$(596)	$615,839	$(3,786)

Based on the Company’s review of its debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, it determined that the losses were due to non-credit factors.  As such, the Company does not consider these securities to be credit impaired at September 30, 2021.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Activity in the allowance for credit losses on debt securities for the three and nine months ended September 30, 2021 and 2020, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$(105)	$(1,380)	$(132)	$—
Credit losses recognized during the period	—	—	—	(7,493)
Net (increases) decreases to credit losses previously recognized	(4)	278	—	3,738
Reductions for securities sold/matured	8	271	31	2,924
Reclassification to assets previously held for sale	—	10	—	10
Balance at end of period	$(101)	$(821)	$(101)	$(821)

Investments in debt securities at September 30, 2021, by contractual maturities, are as follows:

(in thousands)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$46,695	$78,036	$25,518	$22,006	$172,255
Estimated fair value	$46,776	$77,850	$25,673	$21,444	$171,743
Municipal bonds
Amortized cost	26,737	97,493	751,040	688,832	1,564,102
Estimated fair value	26,884	102,020	771,806	713,091	1,613,801
Foreign government bonds
Amortized cost	52,799	93,254	76,214	10,228	232,495
Estimated fair value	52,826	94,105	74,215	10,229	231,375
Governmental agency bonds
Amortized cost	19,375	80,313	37,500	70,906	208,094
Estimated fair value	19,596	81,677	37,644	72,590	211,507
U.S. corporate debt securities
Amortized cost	36,886	479,958	414,830	70,775	1,002,449
Estimated fair value	37,292	492,943	417,154	75,000	1,022,389
Foreign corporate debt securities
Amortized cost	20,621	266,364	134,173	40,025	461,183
Estimated fair value	20,876	272,278	136,133	42,546	471,833
Total debt securities excluding mortgage-backed securities
Amortized cost	$203,113	$1,095,418	$1,439,275	$902,772	$3,640,578
Estimated fair value	$204,250	$1,120,873	$1,462,625	$934,900	$3,722,648
Total mortgage-backed securities
Amortized cost					5,360,175
Estimated fair value					5,373,158
Total debt securities
Amortized cost					$9,000,753
Estimated fair value					$9,095,806

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio at September 30, 2021, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
Debt securities:
U.S. Treasury bonds	$171,743	100.0	$—	—	$—	—	$171,743
Municipal bonds	1,577,214	97.7	36,587	2.3	—	—	1,613,801
Foreign government bonds	218,100	94.2	10,088	4.4	3,187	1.4	231,375
Governmental agency bonds	211,507	100.0	—	—	—	—	211,507
Governmental agency mortgage-backed securities	5,373,158	100.0	—	—	—	—	5,373,158
U.S. corporate debt securities	435,436	42.6	403,668	39.5	183,285	17.9	1,022,389
Foreign corporate debt securities	200,539	42.5	222,298	47.1	48,996	10.4	471,833
	$8,187,697	90.0	$672,641	7.4	$235,468	2.6	$9,095,806

Included in debt securities at September 30, 2021, were bank loans totaling $141.4 million, of which $135.7 million were non-investment grade; high yield corporate debt securities totaling $85.5 million, all of which were non-investment grade; and emerging market debt securities totaling $91.0 million, of which $14.3 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at September 30, 2021, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(in thousands, except percentages)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$59,445	100.0	$—	—	$—	—	$59,445
Municipal bonds	563,613	97.7	13,136	2.3	—	—	576,749
Foreign government bonds	153,987	99.4	—	—	963	0.6	154,950
Governmental agency bonds	75,547	100.0	—	—	—	—	75,547
Governmental agency mortgage-backed securities	3,070,159	100.0	—	—	—	—	3,070,159
U.S. corporate debt securities	233,772	54.0	127,998	29.6	70,932	16.4	432,702
Foreign corporate debt securities	94,410	58.0	47,163	29.0	21,077	13.0	162,650
	$4,250,933	93.7	$188,297	4.2	$92,972	2.1	$4,532,202

Debt securities in an unrealized loss position at September 30, 2021, included bank loans totaling $57.3 million, of which $55.5 million were non-investment grade; high yield corporate debt securities totaling $31.8 million, all of which were non-investment grade; and emerging market debt securities totaling $25.8 million, of which $5.7 million were non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 5 – Equity Securities

Investments in equity securities, by classification, are summarized as follows:

(in thousands)	September 30, 2021	December 31, 2020
Marketable equity securities	$760,758	$464,126
Non-marketable equity securities	379,548	217,104
Equity method investments	69,373	68,781
	$1,209,679	$750,011

See Note 1 Basis of Condensed Consolidated Financial Statements for further discussion of the balance sheet reclassifications of non-marketable equity securities and equity method investments to equity securities.

Investments in marketable equity securities are summarized as follows:

(in thousands)	Cost	Estimated fair value
September 30, 2021
Preferred stocks	$16,810	$16,944
Common stocks (1)	443,137	743,814
	$459,947	$760,758
December 31, 2020
Preferred stocks	$22,163	$19,479
Common stocks	354,157	444,647
	$376,320	$464,126

(1)	Includes Offerpad Solutions Inc. with a cost of $85.0 million and estimated fair value of $280.3 million. See below for further discussion about the Company’s investment in Offerpad Solutions Inc.

Net losses (realized and unrealized) of $16.1 million and net gains (realized and unrealized) of $27.2 million were recognized for the three and nine months ended September 30, 2021, respectively, as a result of changes in the fair values of marketable equity securities.  Included in net gains during the three and nine months ended September 30, 2021 were net unrealized losses of $16.7 million and net unrealized gains $25.5 million, respectively, related to marketable equity securities still held at September 30, 2021.  Net gains (realized and unrealized) of $26.0 million and $2.6 million were recognized for the three and nine months ended September 30, 2020, respectively, as a result of changes in the fair values of marketable equity securities.  Included in net gains during the three and nine months ended September 30, 2020 were net unrealized gains of $26.1 million and $2.4 million, respectively, related to marketable equity securities still held at September 30, 2020.  Net gains (realized and unrealized) are recognized in net realized investment gains/losses on the condensed consolidated statements of income.

Investments in non-marketable equity securities are summarized as follows:

(in thousands)	Cost	Unrealized gains	Carrying amount
September 30, 2021	$198,155	$181,393	$379,548
December 31, 2020	$200,858	$16,246	$217,104

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

A substantial majority of the Company’s investments in non-marketable equity securities are in private venture-stage companies that operate in the real estate industry and related industries, many of which offer technology-enabled products and services.

On September 1, 2021, Offerpad, Inc., a leading tech-enabled real estate solutions platform in which the Company maintains an ownership interest, and Supernova Partners Acquisition Company, Inc., a publicly traded special purpose acquisition company, completed their previously announced merger and combined to form Offerpad Solutions Inc. (“Offerpad”), a publicly traded company.  The fair value of the Company’s investment in Offerpad as of September 30, 2021 was $280.3 million, which resulted in the Company recognizing an unrealized gain of $195.3 million for the three and nine months ended September 30, 2021.  Effective September 1, 2021, the Company’s investment in Offerpad is classified within its marketable equity securities portfolio.

Included in investments in private venture-stage companies at September 30, 2021 are the Company’s investments in Orchard Technologies, Inc. with a cost and carrying amount of $41.0 million and $106.3 million, respectively, and Side, Inc. with a cost and carrying amount of $10.1 million and $73.8 million, respectively.

Unrealized gains of $79.4 million and $165.1 million were recognized during the three and nine months ended September 30, 2021, respectively, related to investments in private venture-stage companies for which transactions resulted in observable price changes.  All such gains recognized during the nine months ended September 30, 2021 related to securities still held at September 30, 2021.  Unrealized gains recognized on investments in private venture-stage companies for the three and nine months ended September 30, 2020 were $9.3 million.  Net gains (realized and unrealized) are recognized in net realized investment gains/losses on the condensed consolidated statements of income.

Note 6 – Allowance for Credit Losses – Accounts Receivable

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Balance at beginning of period	$(12,439)	$(12,172)	$(13,994)	$(12,676)
Provision for expected credit losses	(1,816)	(1,526)	(2,582)	(4,547)
Reclassification to assets previously held for sale	—	365	—	365
Write-offs/recoveries	900	733	3,221	4,258
Balance at end of period	$(13,355)	$(12,600)	$(13,355)	$(12,600)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 7 – Goodwill

A summary of the changes in the carrying amounts of goodwill, by reportable segment, for the nine months ended September 30, 2021, is as follows:

(in thousands)	Title Insurance and Services	Specialty Insurance	Total
Balance at December 31, 2020
Goodwill	$1,366,041	$46,765	$1,412,806
Accumulated impairment losses	—	(34,178)	(34,178)
	$1,366,041	$12,587	$1,378,628
Acquisitions	38,276	—	38,276
Foreign currency translation	(626)	—	(626)
Balance at September 30, 2021
Goodwill	$1,403,691	$46,765	$1,450,456
Accumulated impairment losses	—	(34,178)	(34,178)
	$1,403,691	$12,587	$1,416,278

Note 8 – Other Intangible Assets

Other intangible assets are summarized as follows:

(in thousands)	September 30, 2021	December 31, 2020
Finite-lived intangible assets:
Customer relationships	$182,800	$172,851
Noncompete agreements	32,860	38,310
Trademarks	26,334	24,370
Internal-use software licenses	24,363	21,605
Patents	2,840	2,840
	269,197	259,976
Accumulated amortization	(97,487)	(82,380)
	171,710	177,596
Indefinite-lived intangible assets:
Licenses	16,878	16,878
	$188,588	$194,474

Amortization expense for finite-lived intangible assets was $12.8 million and $36.6 million for the three and nine months ended September 30, 2021, respectively, and $11.6 million and $31.4 million for the three and nine months ended September 30, 2020, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in thousands)
Remainder of 2021	$12,275
2022	$40,535
2023	$34,877
2024	$27,452
2025	$21,071
2026	$20,335

Note 9 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Balance at beginning of period	$1,178,004	$1,063,044
Provision related to:
Current year	428,501	379,987
Prior years	17,176	34,014
	445,677	414,001
Payments, net of recoveries, related to:
Current year	204,525	179,654
Prior years	151,920	163,067
	356,445	342,721
Other	(5,721)	(3,882)
Reclassification to liabilities previously held for sale	—	(60,583)
Balance at end of period	$1,261,515	$1,069,859

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the three and nine months ended September 30, 2021 compared to 5.0% for the three and nine months ended September 30, 2020, respectively.  The current year rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.  The 5.0% rate for 2020 reflected an ultimate loss rate of 4.5% for the 2020 policy year and a net increase in the loss reserve estimates for prior policy years of 0.5%, or $7.0 million and $18.2 million for the three and nine months ended September 30, 2020, respectively.

A summary of the Company’s loss reserves is as follows:

(in thousands, except percentages)	September 30, 2021		December 31, 2020
Known title claims	$67,487	5.4%	$64,601	5.5%
Incurred but not reported claims	1,108,208	87.8%	1,025,761	87.1%
Total title claims	1,175,695	93.2%	1,090,362	92.6%
Non-title claims	85,820	6.8%	87,642	7.4%
Total loss reserves	$1,261,515	100.0%	$1,178,004	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 10 – Notes and Contracts Payable

In August 2021, the Company issued $650.0 million of 2.40% senior unsecured notes due in 2031. Interest is due semi-annually on February 15 and August 15, beginning February 15, 2022.

Note 11 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 25.3% and 24.5% for the three and nine months ended September 30, 2021, respectively, and 24.6% and 22.5% for the three and nine months ended September 30, 2020, respectively.  The effective tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense.  In addition, the effective tax rates for 2021 and 2020 reflect benefits related to foreign tax law changes.

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

As of September 30, 2021 and December 31, 2020, the liability for income taxes associated with uncertain tax positions was $7.7 million and $7.2 million, respectively.  The liability as of September 30, 2021 and December 31, 2020, could be reduced by $2.7 million and $2.1 million, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments, and state income taxes.  The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.  Accrued interest and penalties, net of tax benefits, related to uncertain tax positions were not material as of September 30, 2021 and December 31, 2020.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may increase or decrease within the next 12 months.  Any such change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions.  The primary non-federal jurisdictions are California, Canada, India and the United Kingdom.  As of September 30, 2021, the Company is generally no longer subject to income tax examinations for U.S. federal, state and non-U.S. jurisdictions for years prior to 2017, 2016, and 2014, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 12 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Numerator
Net income attributable to the Company	$445,250	$182,279	$981,165	$416,138
Denominator
Basic weighted-average shares	110,956	112,584	111,000	112,913
Effect of dilutive restricted stock units (“RSUs”)	412	259	344	263
Diluted weighted-average shares	111,368	112,843	111,344	113,176
Net income per share attributable to the Company’s stockholders
Basic	$4.01	$1.62	$8.84	$3.69
Diluted	$4.00	$1.62	$8.81	$3.68

For the three and nine months ended September 30, 2021 an immaterial amount of RSUs were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect.  For the three and nine months ended September 30, 2020, 172 thousand and 284 thousand RSUs, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

Note 13 – Employee Benefit Plans

Net periodic cost related to the Company’s unfunded supplemental benefit plans includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Expense:
Service costs	$43	$44	$129	$134
Interest costs	1,239	1,781	3,717	5,343
Amortization of net actuarial loss	1,690	1,321	5,070	3,961
Amortization of prior service credit	(326)	(777)	(978)	(2,331)
	$2,646	$2,369	$7,938	$7,107

The Company contributed $10.8 million to its unfunded supplemental benefit plans during the nine months ended September 30, 2021 and expects to contribute an additional $4.6 million during the remainder of 2021.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 14 – Fair Value Measurements

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

The following tables present the fair values of the Company’s assets measured on a recurring basis:

(in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2021
Debt securities:
U.S. Treasury bonds	$171,743	$—	$171,743	$—
Municipal bonds	1,613,801	—	1,613,801	—
Foreign government bonds	231,375	—	231,375	—
Governmental agency bonds	211,507	—	211,507	—
Governmental agency mortgage-backed securities	5,373,158	—	5,373,158	—
U.S. corporate debt securities	1,022,389	—	1,022,389	—
Foreign corporate debt securities	471,833	—	471,833	—
	9,095,806	—	9,095,806	—
Marketable equity securities:
Preferred stocks	16,944	16,944	—	—
Common stocks	743,814	743,814	—	—
	760,758	760,758	—	—
Total assets	$9,856,564	$760,758	$9,095,806	$—

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

The Company recognized $165.1 million in unrealized gains during the nine months ended September 30, 2021 resulting from observable price adjustments on its non-marketable equity securities still held at September 30, 2021, which are classified as Level 2.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value:

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
September 30, 2021
Assets:
Cash and cash equivalents	$1,953,987	$1,953,987	$1,953,987	$—	$—
Deposits with banks	$51,119	$51,235	$8,362	$42,873	$—
Notes receivable, net	$38,204	$38,686	$—	$—	$38,686
Secured financings receivable	$651,048	$651,048	$—	$651,048	$—
Liabilities:
Secured financings payable	$593,607	$593,607	$—	$593,607	$—
Notes and contracts payable	$1,648,863	$1,732,520	$—	$1,728,170	$4,350

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

	Carrying	Estimated fair value
(in thousands)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Cash and cash equivalents	$1,275,466	$1,275,466	$1,275,466	$—	$—
Deposits with banks	$45,856	$45,947	$6,092	$39,855	$—
Notes receivable, net	$29,912	$30,279	$—	$—	$30,279
Secured financings receivable	$748,312	$748,312	$—	$748,312	$—
Liabilities:
Secured financings payable	$516,155	$516,155	$—	$516,155	$—
Notes and contracts payable	$1,010,756	$1,131,356	$—	$1,125,128	$6,228

Note 15 – Share-Based Compensation

Costs associated with the Company’s share-based compensation plans are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Expense:
RSUs	$6,084	$7,049	$41,908	$39,763
Employee stock purchase plan	1,181	1,355	4,725	4,237
	$7,265	$8,404	$46,633	$44,000

RSU activity for the nine months ended September 30, 2021 is summarized as follows:

(in thousands, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2020	905	$57.24
Granted during 2021	866	$56.41
Vested during 2021	(840)	$55.81
Forfeited during 2021	(24)	$56.75
Unvested at September 30, 2021	907	$57.78

Note 16 – Stockholders’ Equity

In August 2021, the Company’s board of directors approved an increase in size of the Company’s stock repurchase plan from $300.0 million to $600.0 million, of which $463.1 million remained as of September 30, 2021.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  During the nine months ended September 30, 2021, the Company repurchased and retired 1.4 million shares of its common stock for a total purchase price of $78.8 million and, as of September 30, 2021, had repurchased and retired 2.6 million shares of its common stock under the current authorization for a total purchase price of $136.9 million.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 17 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the nine months ended September 30, 2021:

	First American Financial Corporation				NCI
(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)	Accumulated other comprehensive income (loss)	Balance
Balance at December 31, 2020	$171,752	$(37,990)	$(94,221)	$39,541	$1	$39,542
Change in unrealized gains (losses) on debt securities	(138,430)	—	—	(138,430)	(1)	(138,431)
Change in unrealized gains (losses) on debt securities for which credit-related portion was recognized in earnings	(365)	—	—	(365)	—	(365)
Change in foreign currency translation adjustment	—	(3,844)	—	(3,844)	—	(3,844)
Amortization of net actuarial loss	—	—	5,070	5,070	—	5,070
Amortization of prior service credit	—	—	(978)	(978)	—	(978)
Tax effect	33,942	9	(1,086)	32,865	—	32,865
Balance at September 30, 2021	$66,899	$(41,825)	$(91,215)	$(66,141)	$—	$(66,141)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended September 30, 2021 and 2020:

(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended September 30, 2021
Pretax change before reclassifications	$(49,970)	$(12,948)	$—	$(62,918)
Reclassifications out of AOCI	(6,925)	—	1,364	(5,561)
Tax effect	14,181	329	(362)	14,148
Total other comprehensive income (loss), net of tax	$(42,714)	$(12,619)	$1,002	$(54,331)
Three Months Ended September 30, 2020
Pretax change before reclassifications	$9,110	$10,817	$—	$19,927
Reclassifications out of AOCI	(6,627)	—	544	(6,083)
Tax effect	(499)	(743)	(145)	(1,387)
Total other comprehensive income (loss), net of tax	$1,984	$10,074	$399	$12,457

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the nine months ended September 30, 2021 and 2020:

(in thousands)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Nine Months Ended September 30, 2021
Pretax change before reclassifications	$(120,979)	$(3,844)	$—	$(124,823)
Reclassifications out of AOCI	(17,817)	—	4,092	(13,725)
Tax effect	33,942	9	(1,086)	32,865
Total other comprehensive income (loss), net of tax	$(104,854)	$(3,835)	$3,006	$(105,683)
Nine Months Ended September 30, 2020
Pretax change before reclassifications	$102,392	$(9,498)	$—	$92,894
Reclassifications out of AOCI	(5,175)	—	1,630	(3,545)
Tax effect	(24,000)	389	(433)	(24,044)
Total other comprehensive income (loss), net of tax	$73,217	$(9,109)	$1,197	$65,305

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items
(in thousands)	2021	2020	2021	2020
Unrealized gains (losses) on debt securities:
Net realized gains on sales of debt securities	$6,937	$6,694	$17,888	$12,749	Net realized investment gains
Credit losses recognized on debt securities	(12)	(67)	(71)	(7,574)	Net realized investment gains
Pretax total	$6,925	$6,627	$17,817	$5,175
Tax effect	$(1,726)	$(1,322)	$(4,357)	$(1,278)
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(1,690)	$(1,321)	$(5,070)	$(3,961)	Other operating expenses
Amortization of prior service credit	326	777	978	2,331	Other operating expenses
Pretax total	$(1,364)	$(544)	$(4,092)	$(1,630)
Tax effect	$363	$145	$1,086	$433

(1)	Amounts are components of net periodic cost. See Note 13 Employee Benefit Plans for additional details.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 18 – Litigation and Regulatory Contingencies

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries improperly charged fees for products and services and improperly handled property and casualty claims in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017 and pending in the Superior Court of the State of California, County of Sacramento, and
•	Wilmot vs. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

Tenefufu is a putative class actions for which a class has not been certified.  A class has been certified in Wilmot.  For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $16.2 million, which is based on the exchange rate as of, and includes interest charges through September 30, 2021. As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Accordingly, the Company filed a notice of appeal with the Canadian taxing authority in March 2020.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 19 – Segment Information

The Company consists of the following reportable segments:

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

•

Effective July 1, 2021, the Company expanded its corporate segment to include investing in, and management of, its developing portfolio of private venture-stage companies.  The operating results for certain of the Company’s investments in private venture-stage companies were previously reported within the title insurance and services segment.  This change serves to better align the Company’s segment reporting with a comparable change in internal management reporting during the current quarter. As a result of this change, the Company reclassified $85.8 million in net realized investment gains previously reported during the six months ended June 30, 2021 from the title insurance and services segment to the corporate segment.  The Company did not reclassify prior year segment results as amounts were not material.  The Company’s corporate segment also consists of certain financing facilities as well as corporate services that support the Company’s business operations.

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended September 30, 2021:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,146,779	$352,366	$37,792	$44,570
Specialty Insurance	132,226	(1,887)	1,410	965
Corporate	277,374	252,695	36	—
Eliminations	(451)	—	—	—
	$2,555,928	$603,174	$39,238	$45,535

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$794,215	$998,534	$307,616	$49,827	$(3,413)	$2,146,779
Specialty Insurance	127,121	—	2,789	1,682	634	132,226
	$921,336	$998,534	$310,405	$51,509	$(2,779)	$2,279,005

For the three months ended September 30, 2020:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,771,993	$337,480	$36,194	$33,034
Specialty Insurance	136,332	(72,129)	1,995	2,114
Corporate	6,055	(21,980)	38	—
Eliminations	(659)	—	—	—
	$1,913,721	$243,371	$38,227	$35,148

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$680,910	$722,434	$282,671	$44,726	$41,252	$1,771,993
Specialty Insurance	127,037	—	3,450	2,105	3,740	136,332
	$807,947	$722,434	$286,121	$46,831	$44,992	$1,908,325

For the nine months ended September 30, 2021:

(in thousands)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$6,054,309	$990,585	$113,976	$111,638
Specialty Insurance	420,335	24,106	4,392	2,484
Corporate	375,185	293,921	107	—
Eliminations	(1,781)	—	—	—
	$6,848,048	$1,308,612	$118,475	$114,122

(in thousands)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net realized investment gains (losses)	Total Revenues
Title Insurance and Services	$2,238,956	$2,748,723	$881,262	$139,963	$45,405	$6,054,309
Specialty Insurance	385,506	—	9,994	5,432	19,403	420,335
	$2,624,462	$2,748,723	$891,256	$145,395	$64,808	$6,474,644

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

The Company’s total revenues increased $642.2 million, or 33.6%, in the third quarter of 2021 when compared with the third quarter of 2020.  This increase was primarily attributable to increases in agent premiums of $276.1 million, or 38.2%, and an increase in direct premiums and escrow fees of $113.4 million, or 14.0%. Net realized investment gains also increased $230.3 million from the prior year.  Direct premiums and escrow fees in the title insurance and services segment from domestic residential purchase and commercial transactions increased $29.7 million and $119.8 million, or 9.4% and 84.0%, respectively.

According to the Mortgage Bankers Association’s October 17, 2021 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 20.5% in the third quarter of 2021 when compared with the third quarter of 2020.  According to the MBA Forecast, the dollar amount of purchase originations decreased 3.5% and refinance originations decreased 30.7%.  This volume of domestic residential mortgage origination activity coupled with increases in residential real estate values contributed to increases in direct premiums and escrow fees for the Company’s direct title operations of 9.4% from domestic residential purchase transactions and a decline of 36.0% from domestic refinance transactions in the third quarter of 2021 when compared with the third quarter of 2020.

During the third quarter of 2021, the level of domestic title orders opened per day by the Company’s direct title operations decreased 22.4% when compared with the third quarter of 2020.  Commercial opened orders per day increased 11.1%, offset by a decline in residential purchase and refinance opened orders of 8.9% and 43.8%, respectively, when compared to the third quarter of 2020.

The Company recorded net realized investment gains of $275.2 million in the third quarter of 2021, which included an unrealized gain of $195.3 million related to the Company’s investment in a company that began trading publicly as discussed in more detail below.  A substantial majority of the Company’s investments in non-marketable equity securities are in private venture-stage companies that operate in the real estate and related industries and many of which offer technology-enabled products and services.  These investments are expected from time to time to cause material fluctuations in the Company’s quarterly results of operations due to the recognition of gains or losses in connection with observable price changes, such as from liquidity events, subsequent equity sales, or price changes in investments that begin trading publicly, which changes can be volatile.

On September 1, 2021, Offerpad, Inc., a leading tech-enabled real estate solutions platform in which the Company maintains an ownership interest, and Supernova Partners Acquisition Company, Inc., a publicly traded special purpose acquisition company, completed their previously announced merger and combined to form Offerpad Solutions Inc. (“Offerpad”), a publicly traded company.  The fair value of the Company’s investment in Offerpad as of September 30, 2021 was $280.3 million, which resulted in the Company recognizing an unrealized gain of $195.3 million during the third quarter of 2021.

In the third quarter of 2020, the Company initiated a plan to exit its property and casualty insurance business resulting in the remeasurement of the assets and liabilities of the business at fair value.  Upon remeasurement, the Company recorded impairment losses to certain assets totaling $73.3 million for the three and nine months ended September 30, 2020. In January 2021, the Company entered into book transfer agreements with two third-party insurers and will seek to non-renew policies that are not transferred.  The Company expects the transfers to be completed by the end of the third quarter of 2022.

Effective July 1, 2021, the Company expanded its corporate segment to include investing in, and management of, its developing portfolio of private venture-stage companies.  The operating results for certain of the Company’s investments in private venture-stage companies were previously reported within the title insurance and services segment.  This change serves to better align the Company’s segment reporting with a comparable change in internal management reporting during the current quarter. As a result of this change, the Company reclassified $85.8 million in net realized investment gains previously reported during the six months ended June 30, 2021 from the title insurance and services segment to the corporate segment.  The Company did not reclassify prior year segment results as amounts were not material.  The Company’s corporate segment also consists of certain financing facilities as well as corporate services that support the Company’s business operations.

Title Insurance and Services

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues
Direct premiums and escrow fees	$794,215	$680,910	$113,305	16.6%	$2,238,956	$1,712,946	$526,010	30.7%
Agent premiums	998,534	722,434	276,100	38.2	2,748,723	1,920,011	828,712	43.2
Information and other	307,616	282,671	24,945	8.8	881,262	719,196	162,066	22.5
Net investment income	49,827	44,726	5,101	11.4	139,963	147,628	(7,665)	(5.2)
Net realized investment (losses) gains	(3,413)	41,252	(44,665)	(108.3)	45,405	35,777	9,628	26.9
	2,146,779	1,771,993	374,786	21.2	6,054,309	4,535,558	1,518,751	33.5
Expenses
Personnel costs	561,461	481,417	80,044	16.6	1,622,432	1,320,097	302,335	22.9
Premiums retained by agents	794,165	572,780	221,385	38.7	2,183,890	1,520,559	663,331	43.6
Other operating expenses	298,149	251,304	46,845	18.6	860,223	700,090	160,133	22.9
Provision for policy losses and other claims	71,710	70,167	1,543	2.2	199,508	181,648	17,860	9.8
Depreciation and amortization	37,792	36,194	1,598	4.4	113,976	104,705	9,271	8.9
Premium taxes	25,679	17,522	8,157	46.6	67,195	47,360	19,835	41.9
Interest	5,457	5,129	328	6.4	16,500	12,838	3,662	28.5
	1,794,413	1,434,513	359,900	25.1	5,063,724	3,887,297	1,176,427	30.3
Income before income taxes	$352,366	$337,480	$14,886	4.4%	$990,585	$648,261	$342,324	52.8%
Pretax margins	16.4%	19.0%	(2.6)%	(13.7)%	16.4%	14.3%	2.1%	14.7%

Direct premiums and escrow fees were $794.2 million and $2.2 billion for the three and nine months ended September 30, 2021, respectively, increases of $113.3 million, or 16.6%, and $526.0 million, or 30.7%, when compared with the respective periods of the prior year.  The increase for the three months ended September 30, 2021 was primarily due to an increase in the average domestic revenues per order, offset by a reduction in the number of domestic title orders closed by the Company’s direct title operations.  The increase for the nine months ended September 30, 2021 was due to an increase in the average domestic revenues per order and an increase in the number of domestic title orders closed by the Company’s direct title operations.  The domestic average revenues per order closed were $2,884 and $2,535 for the three and nine months ended September 30, 2021, respectively, increases of 31.5% and 18.3% when compared with $2,193 and $2,143 for the respective periods of the prior year due to higher average revenues per order from residential products due to higher residential real estate values and higher average revenues per order from commercial transactions.   The increase in average revenues per order for the three months ended September 30, 2021 was also due to a shift in mix from the lower premium residential refinance transactions to higher premium commercial and residential resale transactions.  The Company’s direct title operations closed 252,700 and 811,400 domestic title orders during the three and nine months ended September 30, 2021, respectively, a decrease of 13.3% and an increase of 8.4% when compared with 291,500 and 748,700 title orders closed during the respective periods of the prior year, which was generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast.  For the three and nine months ended September 30, 2021, domestic residential refinance orders closed per day decreased by 38.1% and 7.9%, respectively, and domestic residential purchase orders closed per day decreased by 2.1% and increased by 16.9%, respectively, when compared to the respective periods of the prior year.

Agent premiums were $998.5 million and $2.7 billion for the three and nine months ended September 30, 2021, respectively, increases of $276.1 million, or 38.2%, and $828.7 million, or 43.2%, when compared with the respective periods of the prior year.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.  As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums.  Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity.  The increase in agent premiums for the three months ended September 30, 2021 is generally consistent with the 48.3% increase in the Company’s direct premiums and escrow fees in the second quarter of 2021 as compared with the second quarter of 2020.

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

Information and other revenues were $307.6 million and $881.3 million for the three and nine months ended September 30, 2021, respectively, increases of $24.9 million, or 8.8%, and $162.1 million, or 22.5%, when compared with the respective periods of the prior year.  The increases were primarily attributable to continued strength in the purchase and commercial markets that led to higher demand for the Company’s information products, an increase in demand for the Company’s post-close and document generation services, and an increase in demand for the Company’s default information products as a result of an increase in loss mitigation activities.  The increase for the three months ended September 30, 2021, was partially offset by a decline in the Company’s Canadian operations due to services provided in 2020 in support of a government program related to the coronavirus pandemic.

Net investment income totaled $49.8 million and $140.0 million for the three and nine months ended September 30, 2021, respectively, an increase of $5.1 million, or 11.4%, and a decrease of $7.7 million, or 5.2%, when compared with the respective periods of the prior year.  The increase for the three months ended September 30, 2021 was primarily due to interest income from the Company’s portfolio, due to higher balances, and its warehouse lending business. The decrease for the nine months ended September 30, 2021 was primarily attributable to lower short-term interest rates, partially offset by an increase in interest income from the Company’s warehouse lending business.

Net realized investment losses totaled $3.4 million for the three months ended September 30, 2021 and were primarily from the decrease in fair value of equity securities.  Net realized investment gains totaled $45.4 million for the nine months ended September 30, 2021 and were primarily attributable to an increase in fair value of equity securities and gains on the sale of debt securities.  Net realized investment gains totaled $41.3 million and $35.8 million for the three and nine months ended September 30, 2020, respectively.  The net realized investment gains for the three and nine months ended September 30, 2020 were primarily attributable to increases in the fair values of equity securities and gains from the sales of debt securities.  Net realized investment gains for the nine months ended September 30, 2020 also included a gain recognized upon purchase of the remaining equity ownership in an investment in an affiliate during the first quarter of 2020.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs.  This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.

Personnel costs were $561.5 million and $1.6 billion for the three and nine months ended September 30, 2021, respectively, increases of $80.0 million, or 16.6%, and $302.3 million, or 22.9%, when compared with the respective periods of the prior year.  The increases were primarily due to higher salary, incentive compensation, employee benefit expense, and payroll tax expense.  The increase in personnel costs for the nine months ended September 30, 2021 was also partially attributable to higher overtime and temporary labor expense.  The increases in salary and payroll tax expense were driven by higher headcount. The increase in incentive compensation expense was due to higher revenues and profitability.  The increases in employee benefit expense were primarily due to the impact of higher expense related to the Company’s 401(k) saving plan match and higher medical claims. The increases in overtime and temporary labor expense were due to higher volumes.

Agents retained $794.2 million and $2.2 billion of title premiums generated by agency operations for the three and nine months ended September 30, 2021, which compares with $572.8 million and $1.5 billion for the respective periods of the prior year.  The percentage of title premiums retained by agents was 79.5% for the three and nine months ended September 30, 2021, compared to 79.3% and 79.2% for the respective periods of the prior year.

Other operating expenses for the title insurance and services segment were $298.1 million and $860.2 million for the three and nine months ended September 30, 2021, respectively, increases of $46.8 million, or 18.6%, and $160.1 million, or 22.9%, when compared with the respective periods of the prior year.  The increases were primarily attributable to higher production related costs, higher software expense, and higher professional services.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 4.0% for the three and nine months ended September 30, 2021 compared to 5.0% for the three and nine months ended September 30, 2020, respectively.  The current year rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.  The 5.0% rate for 2020 reflected an ultimate loss rate of 4.5% for the 2020 policy year and a net increase in the loss reserve estimates for prior policy years of 0.5%, or $7.0 million and $18.2 million for the three and nine months ended September 30, 2020, respectively.

Title claims generally increase when economic conditions deteriorate and foreclosure activity increases. The Company increased its calendar year loss rate from 4.0% in 2019 to 5.0% in 2020 in anticipation of higher claims due to the economic impact of the coronavirus pandemic.  However, the Company has not experienced an increase in title claims as a result of the pandemic, but rather claims have been significantly below the Company’s actuarial expectation.  As a result, and in anticipation of lower claims due to a generally strengthening economy, high levels of home equity and foreclosure moratoriums, the Company lowered the current year loss rate to 4.0%.  The Company will continue to monitor economic conditions and actual claims experience and will consider this information, among other factors, when determining the appropriate loss rate and reserve balance for incurred but not reported claims in future periods.

Depreciation and amortization expense was $37.8 million and $114.0 million for the three and nine months ended September 30, 2021, respectively, increases of $1.6 million, or 4.4%, and $9.3 million, or 8.9%, when compared with the respective periods of the prior year.  The increase for the nine months ended September 30, 2021 was primarily attributable to higher amortization of software and other intangible assets related to recent acquisitions.

Premium taxes were $25.7 million and $67.2 million for the three and nine months ended September 30, 2021, respectively, increases of $8.2 million, or 46.6%, and $19.8 million, or 41.9%, respectively, compared to $17.5 million and $47.4 million for the same periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% and 1.3% for the three and nine months ended September 30, 2021, respectively, and were 1.2% and 1.3% for the three and nine months ended September 30, 2020.

Interest expense was $5.5 million and $16.5 million for the three and nine months ended September 30, 2021, respectively, increases of $0.3 million, or 6.4%, and $3.7 million, or 28.5%, when compared with the respective periods of the prior year.

The profit margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to the relatively high proportion of fixed costs, title insurance profit margins generally improve as closed order volumes increase.  Title insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as closed order volumes.  Title insurance profit margins are affected by the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity.  Title insurance profit margins are also affected by the percentage of title insurance premiums generated by agency operations.  Profit margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  The pretax margins for the three and nine months ended September 30, 2021 were 16.4% compared with 19.0% and 14.3% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenues
Direct premiums	$127,121	$127,037	$84	0.1%	$385,506	$367,622	$17,884	4.9%
Information and other	2,789	3,450	(661)	(19.2)	9,994	9,992	2	—
Net investment income	1,682	2,105	(423)	(20.1)	5,432	7,005	(1,573)	(22.5)
Net realized investment gains	634	3,740	(3,106)	(83.0)	19,403	7,199	12,204	169.5
	132,226	136,332	(4,106)	(3.0)	420,335	391,818	28,517	7.3
Expenses
Personnel costs	22,708	22,271	437	2.0	69,361	64,398	4,963	7.7
Other operating expenses	25,103	20,899	4,204	20.1	71,468	61,731	9,737	15.8
Provision for policy losses and other claims	83,590	87,669	(4,079)	(4.7)	246,169	232,353	13,816	5.9
Depreciation and amortization	1,410	1,995	(585)	(29.3)	4,392	5,832	(1,440)	(24.7)
Impairment losses on exit of business	—	73,264	(73,264)	(100.0)	—	73,264	(73,264)	(100.0)
Premium taxes	1,302	2,363	(1,061)	(44.9)	4,839	6,194	(1,355)	(21.9)
	134,113	208,461	(74,348)	(35.7)	396,229	443,772	(47,543)	(10.7)
(Loss) income before income taxes	$(1,887)	$(72,129)	$70,242	97.4%	$24,106	$(51,954)	$76,060	146.4%
Margins	(1.4)%	(52.9)%	51.5%	97.4%	5.7%	(13.3)%	19.0%	142.9%

Direct premiums were $127.1 million and $385.5 million for the three and nine months ended September 30, 2021, respectively, increases of $0.1 million, or 0.1%, and $17.9 million, or 4.9%, when compared with the respective periods of the prior year.  The increases were attributable to higher premiums earned in the home warranty business, partially offset by lower premiums in the property and casualty business.

Net realized investment gains for the specialty insurance segment totaled $0.6 million and $19.4 million for the three and nine months ended September 30, 2021, respectively.  Net realized investment gains for the three months ended September 30, 2021 were primarily from the sale of debt securities.  Net realized investment gains for the nine months ended September 30, 2021 were primarily from the sale of our Property and Casualty agency operations and to a lesser extent, the sale of debt securities. Net realized investment gains for the specialty insurance segment totaled $3.7 million and $7.2 million for the three and nine months ended September 30, 2020.  The net realized investment gains for the three months ended September 30, 2020 were primarily from the increase in the fair values of equity securities.  The net realized investment gains for the nine months ended September 30, 2020 were primarily from a gain from the sale of real estate.

Personnel costs and other operating expenses were $47.8 million and $140.8 million for the three and nine months ended September 30, 2021, respectively, increases of $4.6 million, or 10.8%, and $14.7 million, or 11.7%, when compared with the respective periods of the prior year.  The increases were primarily attributable to an increase in deferred policy acquisition expense in the property and casualty business, higher incentive compensation, higher offshore vendor expense due to higher volumes in the home warranty business, and higher employee benefit expense due to the impact of higher expense related to the Company’s 401(k) saving plan match, offset by lower agent commissions.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 56.8% and 55.4% for the three and nine months ended September 30, 2021, respectively, compared with 64.5% and 54.1% for the respective periods of the prior year.  The decrease in the claims rate for the three months ended September 30, 2021, was primarily attributable to lower claims frequency, slightly offset by higher claims severity.  The increase for the nine months ended September 30, 2021, was attributable to higher severity and frequency partially due to higher appliance, plumbing, and electrical claims likely due to people spending more time at home. The provision for property and casualty claims, expressed as a percentage of property and casualty insurance premiums, was 106.5% and 94.1% for the three and nine months ended September 30, 2021, respectively, compared with 82.7% and 89.9% for the respective periods of the prior year.  The increases in the claims rate were primarily attributable to higher claims frequency and, to a lesser extent, higher claims severity.

Premium taxes were $1.3 million and $4.8 million for the three and nine months ended September 30, 2021, respectively, compared with $2.4 million and $6.2 million for the respective periods of the prior year.  Premium taxes as a percentage of specialty insurance segment premiums were 1.0% and 1.3% for the three and nine months ended September 30, 2021, and 1.9% and 1.7% for the three and nine months ended September 30, 2020, respectively. The decline is due to a shift in the mix of premiums to home warranty.

In the third quarter of 2020, the Company initiated a plan to exit its property and casualty insurance business resulting in impairment losses to certain assets totaling $73.3 million for the three and nine months ended September 30, 2020. In January 2021, the Company entered into book transfer agreements with two third-party insurers related to its property and casualty insurance business and will seek to non-renew policies that are not transferred.  The Company’s policies in force had declined by approximately 49% as of September 30, 2021 and the Company expects an approximate 70% reduction to policies in force by the end of 2021 and decreasing revenues over time.  The Company expects the transfers to be completed by the end of the third quarter of 2022.

The property and casualty insurance business recorded revenues of $24.3 million and $103.0 million for the three and nine months ended September 30, 2021, respectively, and $35.3 million and $101.3 million for the three and nine months ended September 30, 2020, respectively.  Losses before income taxes, which were partially offset by a gain of $12.2 million from the sale of the agency operations in the second quarter of 2021, were $10.5 million and $11.1 million for the three and nine months ended September 30, 2021, respectively.  Losses before income taxes for the three and nine months ended September 30, 2020 were $75.7 million and $91.5 million, respectively.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations.  Accordingly, profit margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Specialty insurance profit margins are also impacted by the segment’s net investment income and net realized investment gains or losses, which may not move in the same direction as premium revenues.  The pretax margin loss for the three months ended September 30, 2021 was (1.4%) and the pretax margin for the nine months ended September 30, 2021 was 5.7%, compared with pretax margin losses of (52.9%) and (13.3%) in the respective periods of the prior year.

Corporate

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	$ Change	% Change		2021	2020	$ Change	% Change
Revenues
Net investment (losses) income	$(648)	$6,055	$(6,703)	(110.7)%		$11,403	$2,745	$8,658	315.4%
Net realized investment gains	278,022	—	278,022	—		363,782	6,515	357,267	NM	[1]
	277,374	6,055	271,319	NM	[1]	375,185	9,260	365,925	NM	[1]
Expenses
Personnel costs	480	7,610	(7,130)	(93.7)		16,304	7,950	8,354	105.1
Other operating expenses	10,203	9,115	1,088	11.9		28,406	27,211	1,195	4.4
Depreciation and amortization	36	38	(2)	(5.3)		107	115	(8)	(7.0)
Interest	13,960	11,272	2,688	23.8		36,447	29,301	7,146	24.4
	24,679	28,035	(3,356)	(12.0)		81,264	64,577	16,687	25.8
Income (loss) before income taxes	$252,695	$(21,980)	$274,675	NM	[1]%	$293,921	$(55,317)	$349,238	NM	[1]%

(1)	Not meaningful

Net investment losses totaled $0.6 million and net investment income totaled $11.4 million for the three and nine months ended September 30, 2021, respectively, compared with net investment income of $6.1 million and $2.7 million for the respective periods of the prior year.  The decrease in net investment income for the three months ended September 30, 2021 was primarily attributable to lower earnings on investments associated with the Company’s deferred compensation plan when compared to the same period of 2020.  The increase in net investment income for the nine months ended September 30, 2021 was primarily attributable to higher earnings on investments associated with the Company’s deferred compensation plan when compared to the same period of 2020.

Net realized investment gains for the corporate segment totaled $278.0 million and $363.8 million, respectively, for the three and nine months ended September 30, 2021 and were primarily from the increase in fair value of the company’s investment in Offerpad and gains recognized on certain non-marketable equity investments. Net realized investment gains for the corporate segment totaled $6.5 million for the nine months ended September 30, 2020 and were primarily from the sale of real estate.

Corporate personnel costs and other operating expenses were $10.7 million and $44.7 million for the three and nine months ended September 30, 2021, respectively, compared with $16.7 million and $35.2 million for the respective periods of the prior year.  The decrease for the three months ended September 30, 2021, was primarily attributable to lower expense related to the Company’s deferred compensation plan.  The increase for the nine months ended September 30, 2021, was primarily attributable to higher expense related to the Company’s deferred compensation plan.

Interest expense was $14.0 million and $36.4 million for the three and nine months ended September 30, 2021, respectively, increases of $2.7 million, or 23.8%, and $7.1 million, or 24.4%, when compared with the respective periods of the prior year.  The increase is attributable to the interest accrued on the $450.0 million of 4.00% senior unsecured notes that the Company issued in May 2020 and on the $650.0 million of 2.4% senior unsecured notes that the Company issued in August 2021.

Eliminations

The Company’s inter-segment eliminations were not material for the three and nine months ended September 30, 2021 and 2020.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 25.3% and 24.5% for the three and nine months ended September 30, 2021, respectively, compared with 24.6% and 22.5% for the respective periods of the prior year.  The differences in the effective tax rates are primarily due to state income taxes related to the Company’s noninsurance businesses in 2021, foreign tax law changes in 2021 and 2020, and the recognition of additional excess tax benefits associated with share-based payment transactions in 2020.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and nine months ended September 30, 2021 was $450.5 million and $988.3 million, respectively, compared with $183.6 million and $419.1 million for the respective periods of the prior year. Net income attributable to the Company for the three and nine months ended September 30, 2021 was $445.3 million, or $4.00 per diluted share, and $981.2 million, or $8.81 per diluted share, respectively, compared with $182.3 million, or $1.62 per diluted share, and $416.1 million, or $3.68 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities totaled $876.0 million and $681.0 million for the nine months ended September 30, 2021 and 2020, respectively, after claim payments, net of recoveries, of $356.4 million and $342.7 million, respectively.  The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2021 and 2020 were advances and repayments related to secured financing transactions, purchases of debt and equity securities, dividends to common stockholders, capital expenditures, repurchases of Company shares, business acquisitions, and for the nine months ended September 30, 2020, repayment of borrowings under the unsecured credit facility.  The principal nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2021 and 2020 were borrowings and collections related to secured financing transactions, increases in the deposit balances at the Company’s banking operations, proceeds from the sales and maturities of debt and equity securities, proceeds from the issuance of unsecured senior notes and for the nine months ended September 30, 2020, borrowings under the unsecured credit agreement.  The net effect of all activities on cash and cash equivalents were increases of $678.5 million and $48.0 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In August 2021, the quarterly cash dividend was increased to 51 cents per common share, representing an 11% increase.  The dividend increase was effective beginning with the September 2021 dividend.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In August 2021, the Company’s board of directors approved an increase in size of the Company’s stock repurchase plan from $300.0 million to $600.0 million, of which $463.1 million remained as of September 30, 2021.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  During the nine months ended September 30, 2021, the Company repurchased and retired 1.4 million shares of its common stock for a total purchase price of $78.8 million and, as of September 30, 2021, had repurchased and retired 2.6 million shares of its common stock under the current authorization for a total purchase price of $136.9 million.

Holding Company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries.  The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses.  The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements.  The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements.  At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received.  Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders.  As of September 30, 2021, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2021, without prior approval from applicable regulators, was dividends of $438.7 million and loans and advances of $116.3 million.  However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies.  Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of September 30, 2021, the holding company’s sources of liquidity included $713.6 million of cash and cash equivalents and $700.0 million available on the Company’s revolving credit facility.  Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    In August 2021, the Company issued $650.0 million of 2.40% senior unsecured notes due in 2031. Interest is due semi-annually on February 15 and August 15, beginning February 15, 2022.

The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto.  The credit agreement, which is comprised of a $700.0 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350.0 million.  Unless terminated earlier, the credit agreement will terminate on April 30, 2024.  The obligations of the Company under the credit agreement are neither secured nor guaranteed.  Proceeds under the credit agreement may be used for general corporate purposes.  At September 30, 2021, the Company had no outstanding borrowings under the facility.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.  Upon the occurrence of an event of default the lenders may accelerate the loans.  Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate.  As of September 30, 2021, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements.  The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•

SUSA Financial, Inc. (dba FirstFunding, Inc.), a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions.  At September 30, 2021, outstanding borrowings under these facilities totaled $593.6 million.

•

First American Trust, FSB, a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with certain correspondent institutions.  In addition, First American Trust, FSB is a party to master repurchase agreements under which securities may be loaned or sold.  At September 30, 2021, no amounts were outstanding under any of these facilities.

•

First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At September 30, 2021, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 28.5% and 23.7% at September 30, 2021 and December 31, 2020, respectively.  The Company’s adjusted debt to capitalization ratios, excluding secured financings payable of $593.6 million and $516.2 million at September 30, 2021 and December 31, 2020, were 22.7% and 17.0%, respectively.

Investment Portfolio.    The Company maintains a high quality, liquid portfolio of debt and marketable equity securities that is primarily held at its insurance and banking subsidiaries.  As of September 30, 2021, 95% of the Company’s investment portfolio consisted of debt securities, of which 67% were either United States government-backed or rated AAA and 98% were either rated or classified as investment grade.  Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.  For further information on the credit quality of the Company’s debt securities portfolio at September 30, 2021, see Note 4 Debt Securities to the condensed consolidated financial statements.

In addition to its portfolio of debt and marketable equity securities, the Company maintains investments in non-marketable equity securities and securities accounted for under the equity method.  For further information on the Company’s equity securities see Note 5 Equity Securities to the condensed consolidated financial statements.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $11.7 billion and $7.1 billion at September 30, 2021 and December 31, 2020, respectively, of which $5.2 billion and $3.1 billion, respectively, were held at First American Trust, FSB.  The escrow deposits held at First American Trust, FSB are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by First American Trust, FSB totaled $4.6 billion and $4.4 billion at September 30, 2021 and December 31, 2020, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $5.1 billion and $2.9 billion at September 30, 2021 and December 31, 2020, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of September 30, 2021, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Most of the non-ordinary course lawsuits to which the Company and its subsidiaries are parties challenge practices in the Company’s title insurance business, though a limited number of cases also pertain to the Company’s other businesses.  These lawsuits include, among others, cases alleging, among other assertions, that the Company or one of its subsidiaries improperly charged fees for products and services and improperly handled property and casualty claims in violation of certain laws, such as consumer protection laws and laws generally prohibiting unfair business practices, and certain obligations, including:

•	Tenefufu vs. First American Specialty Insurance Company, filed on June 1, 2017 and pending in the Superior Court of the State of California, County of Sacramento, and
•	Wilmot vs. First American Financial Corporation, et al., filed on April 20, 2007 and pending in the Superior Court of the State of California, County of Los Angeles.

Tenefufu is a putative class actions for which a class has not been certified.  A class has been certified in Wilmot.  For the reasons described above, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

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

The Company’s Canadian operations provide certain services to lenders which it believes to be exempt from excise tax under applicable Canadian tax laws.  However, in October 2014, the Canadian taxing authority provided internal guidance that the services in question should be subject to the excise tax.  During July 2019, the Company received an assessment from the Canadian taxing authority.  The amount of the assessment is $16.2 million, which is based on the exchange rate as of, and includes interest charges through September 30, 2021. As the Company does not believe that the services in question are subject to excise tax, it intends to avail itself of avenues of appeal, and it believes it is reasonably likely that the Company will prevail on the merits.  Accordingly, the Company filed a notice of appeal with the Canadian taxing authority in March 2020.  Based on the current facts and circumstances, the Company does not believe a loss is probable, therefore no liability has been recorded.

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

4.The coronavirus pandemic and the responses thereto could adversely affect the Company

The coronavirus pandemic and responses to it have created significant volatility, uncertainty and disruption in the broader economy.  The extent to which the coronavirus pandemic impacts the Company’s business, operations and financial results will depend on numerous factors that the Company may not be able to accurately predict, including: the duration and scope of the pandemic and restrictions and responses to it, particularly the impact of virus variants; governmental, business and individual actions that have been and continue to be taken in response to the pandemic; the ongoing impact of the pandemic on economic activity and actions taken in response, including the efficacy of governmental relief efforts; the efficacy of vaccination efforts; and the effect on participants in real estate transactions and the demand for the Company’s products and services.  In response to the pandemic, the Company made changes to the way it conducted business, including by altering certain underwriting practices, production processes, employee working arrangements and employee engagement efforts.  Some of these changes have altered employee, client and other expectations and are expected to alter the way the Company conducts business and engages with its employees over an extended period of time, and, in some cases, permanently.  Certain of these changes could result in increased claims and expose the Company to other risks.  While the Company is unable to predict the ultimate impact the coronavirus pandemic and related responses will have on its businesses, these events adversely affected the Company early in the pandemic, and still could adversely affect, its business and results of operations and, if prolonged, could materially adversely affect the Company’s financial condition.  The impacts of the coronavirus pandemic may also exacerbate the risks discussed elsewhere in Part II, Item 1A of this Quarterly Report.

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

6.Unfavorable economic conditions adversely affect the Company

Historically, uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, have created a difficult operating environment for the Company.  Uncertainty and a deterioration in economic conditions in connection with the coronavirus pandemic adversely affected the Company early in the pandemic.  These conditions also tend to negatively impact the amount of funds the Company receives from third parties to be held in trust pending the closing of commercial and residential real estate transactions.  The Company deposits a substantial portion of these funds, as well as its own funds, with the federal savings bank it owns.  The Company’s bank invests those funds and any realized losses incurred on those investments will be reflected in the Company’s consolidated results.  The likelihood of such losses, which generally would not occur if the Company were to deposit these funds in an unaffiliated entity, increases when economic conditions are unfavorable.  Moreover, during periods of unfavorable economic conditions, the return on these funds deposited at the Company’s bank, as well as funds the Company deposits with third party financial institutions, tends to decline.  Certain rules promulgated in connection with the coronavirus pandemic allow certain borrowers to request temporary forbearance of the payment of their mortgages.  In certain circumstances, if a borrower requests forbearance on a mortgage originated through the Company’s warehouse lender before that mortgage is sold to a third party, the Company’s warehouse lender may have to retain that loan.  In addition, the Company holds investments in entities, such as title agencies and settlement service providers, some of which have been negatively impacted by these conditions, as well as other securities in its investment portfolio, which also may be, and recently have been, negatively impacted by these conditions.  Depending upon the ultimate severity and duration of any economic downturn, the resulting effects on the Company could be materially adverse, including a significant reduction in revenues, earnings and cash flows, challenges to the Company’s ability to satisfy covenants or otherwise meet its obligations under debt facilities and other contracts, difficulties in obtaining access to capital, challenges to the Company’s ability to pay dividends at currently anticipated levels, deterioration in the value of or return on its investments and increased credit risk from customers and others with obligations to the Company.

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

9.Changes in the Company’s relationships with large mortgage lenders or government–sponsored enterprises could adversely affect the Company

Large mortgage lenders and government-sponsored enterprises, because of their significant role in the mortgage process, have significant influence over the Company and other service providers.  Changes in the Company’s relationship with any of these lenders or government-sponsored enterprises, the loss of all or a portion of the business the Company derives from these parties, any refusal of these parties to accept the Company’s products and services, the modification of the government-sponsored enterprises’ requirements for title insurance or mortgage servicing in connection with mortgages they purchase or the use of alternatives to the Company’s products and services, could have a material adverse effect on the Company.

10.A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength could adversely affect the Company

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory capital and surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required.  Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A2” by Moody’s Investor Services, Inc., “A” by Fitch Ratings, Inc., “A-” by Standard & Poor’s Ratings Services and “A” by A.M. Best Company, Inc. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations.  These agencies continually review these ratings and the ratings are subject to change.  Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength.  The Company’s principal title insurance underwriter maintained $1.5 billion of total statutory capital and surplus as of December 31, 2020.  Accordingly, if the ratings or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.  In addition, a downgrade in the Company’s mortgage servicing business’s servicer ranking and outlook by Standard & Poor’s Global Ratings or in its tiered ranking by the United States Housing and Urban Development could have an adverse effect on that business, including the potential for termination of subservicer relationships.

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

15.Acquisitions may have an adverse effect on our business

The Company has in the past acquired, and is expected to acquire in the future, other businesses. When businesses are acquired, the Company may not be able to integrate or manage these businesses in such a manner as to realize the anticipated synergies or otherwise produce returns that justify the investment. Acquired businesses, such as the Company’s recent acquisition of ServiceMac, LLC, may subject the Company to increased regulatory or compliance requirements.  The Company’s acquisitions have involved, and are likely to continue to involve, the entry into businesses in which the Company’s management has limited prior experience, making the Company reliant on the management team of the acquired business. The Company may not be able to successfully retain employees of acquired businesses or integrate them, and could lose customers, suppliers or other partners as a result of the acquisitions. For these and other reasons, including changes in market conditions, the projections used to value the acquired businesses may prove inaccurate. In addition, the Company might incur unanticipated liabilities from acquisitions. These and other factors related to acquisitions could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. The Company’s management also will continue to be required to dedicate substantial time and effort to the integration of its acquisitions. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

LEGAL AND COMPLIANCE RISK FACTORS

16.Regulatory oversight and changes in government regulation could require the Company to raise capital, make it more difficult to deploy capital, including dividends to shareholders and repurchases of the Company’s shares, prohibit or limit the Company’s operations, make it more costly or burdensome to conduct such operations, result in decreased demand for the Company’s products and services or otherwise adversely affect the Company

Many of the Company’s businesses, including its title insurance, property and casualty insurance, home warranty, mortgage servicing and subservicing, banking, trust and wealth management businesses, are regulated by various federal, state, local and foreign governmental agencies.  These and other of the Company’s businesses also operate within statutory guidelines, which can include requirements to maintain certain licenses at the federal, state and/or local levels.  Licenses are in a frequent state of renewal or reexamination, including as regulations change or are reinterpreted.  The industry in which the Company operates and the markets into which it sells its products are also regulated and subject to statutory guidelines.  In general, in recent years, the Company experienced increasing regulatory oversight and became subject to increasingly complex statutory guidelines.

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

An increasing number of federal, state, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data, including the California Consumer Privacy Act, the California Privacy Rights Act, the Virginia Consumer Data Protection Act and the European Union General Data Protection Regulation.  The effects of these privacy and data protection laws, including the cost of compliance and required changes in the manner in which the Company conducts its business, are not fully known and are potentially significant, and the failure to comply could adversely affect the Company.  The Company has incurred costs to comply with these laws and to respond to inquiries about its compliance with them.

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

17.Scrutiny of the Company’s businesses and the industries in which it operates by governmental entities and others could adversely affect the Company

The real estate settlement services industry, an industry in which the Company generates a substantial portion of its revenue and earnings, and the mortgage servicing and subservicing industry are subject to continuous scrutiny by regulators, legislators, the media and plaintiffs’ attorneys.  Though often directed at these industries generally, these groups also focus their attention directly on the Company’s businesses from time to time.  In either case, this scrutiny may result in changes which could adversely affect the Company’s operations and, therefore, its financial condition and liquidity.

Governmental entities have routinely inquired into certain practices in the real estate settlement services industry and the mortgage servicing and subservicing industry to determine whether certain of the Company’s businesses or its competitors have violated applicable laws, which include, among others, the insurance codes of the various jurisdictions, the Real Estate Settlement Procedures Act, the Truth in Lending Act and similar state, federal and foreign laws.  The Consumer Financial Protection Bureau (“CFPB”), for example, has actively utilized its regulatory authority over the mortgage and real estate markets by bringing enforcement actions against various participants in the mortgage and settlement industries and we expect that such enforcement activity will intensify.  Departments of insurance in the various states, the CFPB and other federal regulators and applicable regulators in international jurisdictions, either separately or together, also periodically conduct targeted inquiries into the practices of title insurance companies, other settlement services providers and mortgage servicers in their respective jurisdictions.  Currently, the Company is the subject of a number of regulatory inquiries.

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

18.Regulation of title insurance rates could adversely affect the Company

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

FINANCIAL RISK FACTORS

19.Failures at financial institutions at which the Company deposits funds could adversely affect the Company

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

20.Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment.  Finite-lived intangible assets are subject to impairment tests on a periodic basis.  Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends.  These and other factors could lead to a conclusion that goodwill or other intangible assets are impaired, in which case the Company would be required to write off the portion believed to be impaired.  In the third quarter of 2020, the Company committed to a plan to sell its property and casualty insurance business, which triggered goodwill and other intangible assets impairment tests.  Based on the results of the impairment tests, the Company recorded pretax impairment losses to goodwill and other intangible assets of $34.2 million and $3.2 million, respectively, for the third quarter of 2020. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of September 30, 2021 are $1.6 billion.  Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

21.Uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark may affect the Company’s cost of capital and net investment income

On March 5, 2021, the ICE Benchmark Administration, the administrator of LIBOR, announced that it will stop publishing certain LIBOR rates after December 31, 2021 and all of these widely used reference rates will no longer be available after June 30, 2023.  The Company has exposure to LIBOR-based financial instruments, such as LIBOR-based securities held in its investment portfolio.  Borrowings under the Company’s $700.0 million senior unsecured credit facility and one of its warehouse credit facilities also are LIBOR-based, although each allows for the use of an unspecified alternative benchmark rate if LIBOR is no longer available.  The discontinuance of LIBOR, as well as uncertainty related to the establishment of any alternative reference rate, may adversely affect the Company’s cost of capital and the market for LIBOR-based securities, which could have an adverse impact on the earnings from or value of the Company’s investment portfolio.  At this time, the Company cannot predict the overall effect of the discontinuation of LIBOR or the establishment of any alternative benchmark rate.

22.The Company’s investment portfolio is subject to certain risks and could experience losses

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

23.The Company’s venture capital portfolio is volatile and subject to certain risks and could experience losses

Investments in non-marketable equity securities reflected on the Company’s condensed consolidated balance sheet as of September 30, 2021 totaled $379.5 million, a substantial majority of which are investments in the equity of private venture-stage companies that operate in the real-estate industry and related industries and many of which offer technology-enabled products and services.  These venture-stage investments are managed independent of the Company’s investment portfolio.  The Company is likely to continue to make similar investments.  These positions are concentrated in a small number of holdings and are high-risk, illiquid investments.  In certain circumstances, such as when one or more of these companies raise capital, merge with another company or sells itself at a valuation that is less than the valuation at which the Company made its investment or when one or more of these companies fails and/or liquidates itself, the Company could be required to impair all or part of its investment in the company or companies.  The prospects of these companies depend on a number of factors, including the condition of the general economy, the general availability of capital, the performance of and volatility in the public markets, the regulatory and political environments, the condition of the real estate industry, the competitive environment for such companies and the operational and financial performance of such companies.  Even if one of these companies is successful, the Company’s ability to realize the value of its investment may take a significant amount of time and may be dependent on the occurrence of a liquidity event, such as an initial public offering or the sale of the company.  Even when a liquidity event occurs, the Company may be subject to restrictions on resale, such as with its holdings in Offerpad Solutions Inc., or may choose to continue to hold the investment for strategic or other reasons and, as a result, the Company may not monetize the value of its investment during periods in which it could be financially advantageous to sell the investment.  These investments are expected from time to time to cause material fluctuations in the Company’s quarterly results of operations due to the recognition of gains or losses in connection with observable price changes, such as from liquidity events, subsequent equity sales, or price changes in investments that begin trading publicly, which changes can be volatile.  These impairments and fluctuations may have a material adverse effect on the Company’s results of operations.

Offerpad Solutions Inc., one of the Company’s investments, began trading publicly during the third quarter of 2021 and, subsequently, the fair value of Offerpad’s equity securities recognized in the Company’s earnings has and will fluctuate as Offerpad’s trading price changes.  The Company holds a large position in Offerpad and significant fluctuations in the fair value of Offerpad’s securities could be material to the Company’s earnings in any given quarter.

24.Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  In uncertain economic times, such as those experienced as a result of the coronavirus pandemic, an even larger change is more likely.  As examples, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $144.4 million, and if expected ultimate losses for those same years were to fluctuate by 100 basis points, the resulting impact would be $288.8 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

25.As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds.  If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders.  Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited.  As of September 30, 2021, under such regulations, the maximum amount available in 2021 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $438.7 million and loans and advances of $116.3 million.

GENERAL RISK FACTORS

26.Certain provisions of the Company’s bylaws and certificate of incorporation may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that the Company’s stockholders might consider favorable

The Company’s bylaws and certificate of incorporation contain provisions that could be considered “anti-takeover” provisions because they make it harder for a third-party to acquire the Company without the consent of the Company’s incumbent board of directors.  Under these provisions:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2021, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by the Company on November 4, 2020 and expanded on August 24, 2021, which program has no expiration date, the Company may repurchase up to $600.0 million of the Company’s issued and outstanding common stock.  The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table.  Prices in column (b) include commissions.  Cumulatively, as of September 30, 2021, the Company had repurchased $136.9 million (including commissions) of its shares authorized under the program and had the authority to repurchase an additional $463.1 million (including commissions) under that program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 to July 31, 2021	—	$—	—	$177,208,200
August 1, 2021 to August 31, 2021	73,586	67.22	73,586	472,261,682
September 1, 2021 to September 30, 2021	135,113	67.45	135,113	463,148,862
Total	208,699	$67.37	208,699	$463,148,862

Item 6.	Exhibits.

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

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: October 22, 2021	By	/s/ Dennis J. Gilmore
Dennis J. Gilmore
Chief Executive Officer (Principal Executive Officer)

Date: October 22, 2021	By	/s/ Mark E. Seaton
Mark E. Seaton
Executive Vice President, Chief Financial Officer (Principal Financial Officer)