Form 10-K
period 2021-12-31
First American Financial Corp
filed 2022-02-17
CIK 1472787

oksee

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was $6,620,544,646.

On February 10, 2022, there were 109,336,889 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2022 annual meeting of the stockholders are incorporated by reference in Part III of this report.  The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS.  FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN THE PERFORMANCE OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	THE CORONAVIRUS PANDEMIC AND RESPONSES THERETO;
•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	REGULATORY OVERSIGHT AND CHANGES IN APPLICABLE LAWS AND GOVERNMENT REGULATIONS, INCLUDING PRIVACY AND DATA PROTECTION LAWS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	REGULATION OF TITLE INSURANCE RATES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	CLIMATE CHANGE, HEALTH CRISES, SEVERE WEATHER CONDITIONS AND OTHER CATASTROPHE EVENTS;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO OR VENTURE INVESTMENT PORTFOLIO;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MANAGEMENT FRAMEWORK OR USE OF MODELS;
•	SYSTEMS DAMAGE, FAILURES, INTERRUPTIONS, CYBERATTACKS AND INTRUSIONS, OR UNAUTHORIZED DATA DISCLOSURES;
•	INNOVATION EFFORTS OF THE COMPANY AND OTHER INDUSTRY PARTICIPANTS AND ANY RELATED MARKET DISRUPTION;
•	ERRORS AND FRAUD INVOLVING THE TRANSFER OF FUNDS;

•	FAILURES TO RECRUIT AND RETAIN QUALIFIED PERSONNEL;
•	THE COMPANY’S USE OF A GLOBAL WORKFORCE;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS; AND
•	OTHER FACTORS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN ITEM 1A OF PART I.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE.  THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I

Item 1.	Business

The Company

First American Financial Corporation traces its heritage back to 1889. On June 1, 2010, its common stock was listed on the New York Stock Exchange under the ticker symbol “FAF.”  First American’s executive offices are located at 1 First American Way, Santa Ana, California 92707-5913 and its telephone number is (714) 250-3000.

Unless otherwise indicated or otherwise required by the context, the terms “we,” “our,” “it,” “its,” “Company” and “First American” refer to First American Financial Corporation and its subsidiaries.

General

The Company, through its subsidiaries, is engaged in the business of providing title insurance, settlement services and other financial services and risk solutions through its title insurance and services segment and its specialty insurance segment.  The title insurance and services segment provides title insurance, closing and/or escrow services and similar or related services domestically and internationally in connection with residential and commercial real estate transactions.  The segment also provides products, services and solutions that are designed to mitigate risk in, or otherwise facilitate, real estate transactions.  Many of these products, services and solutions involve the use of real property-related data, including data derived from the Company’s proprietary databases.  In addition, the segment provides banking, trust, warehouse lending, mortgage subservicing and wealth management services.  The specialty insurance segment sells home warranty products and contains the remaining operations of our property and casualty insurance business that is being wound down.  In addition, our corporate segment consists of certain financing facilities, our venture investment portfolio and the corporate services that support our business operations.  The substantial majority of our business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal.

Our strategy is to profitably grow our core title insurance and settlement services business, strengthen our enterprise through data and process advantage and manage and actively invest in complementary businesses where the Company has a strategic advantage.  We are focused on continued improvement of our customers’ experiences with our products, services and solutions, including through digital transformations, and on enhancing our services offered to our customers.  In an effort to speed the delivery of our products, increase efficiency, improve quality, improve the customer experience and decrease risk, we are utilizing innovative technologies, processes and techniques in the creation of our products and services.  These efforts include streamlining the title and closing processes by converting certain manual processes into automated ones.  Part of our growth strategy involves acquiring companies that expand our market share, enhance our data capabilities, provide us with technological capabilities or complement our businesses.  Our growth strategy also involves making venture investments in companies within the real-estate industry and related industries, many of which offer technology-enabled products and services.  In addition to potential financial benefits, these venture investments are typically made to give us insight into potentially high-growth, innovative companies and to facilitate strategic partnerships.  We remain committed to efficiently managing our business to market conditions throughout business cycles and to deploying our capital to maximize stockholder returns.

Title Insurance and Services Segment

Our title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally.  This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant data and records; provides appraisals and other valuation-related products and services; provides lien release, document custodial and default-related products and services; provides warehouse lending services; subservices mortgage loans; and provides banking, trust and wealth management services.  In 2021, 2020, and 2019, the Company derived 90.2%, 92.2% and 91.5%, of its consolidated revenues, respectively, from this segment.

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

Before issuing title policies, title insurers typically seek to limit their risk of loss by accurately performing title searches and examinations and, in many instances, curing identified title defects.  Increasingly, title insurance policies are being underwritten utilizing automated decisioning tools based, in whole or in part, on alternative information sources.  These searches, examinations and curative efforts distinguish title insurers from other insurers, such as property and casualty insurers.  Whereas title insurers generally insure against losses arising out of circumstances existing as of the date of the policy, property and casualty insurers generally insure against losses arising out of events that occur subsequent to policy issuance.  As a result of these differences, title insurers typically experience relatively low claims, as a percentage of premiums, when compared to property and casualty insurers, but have relatively high expenses.  The primary expenses incurred by a title insurer pertain to sales, underwriting (including the costs associated with searching and examining title and with the curative process), information technology and administrative costs. Where the policy is issued by an agent, the premium retained by the agent is the primary expense for the insurer.

The Closing Process.    In the United States, title insurance is essential to the real estate closing process in most transactions involving real property mortgage lenders.  In a typical residential real estate sale transaction where title insurance is issued, a third party, such as a real estate broker or agent, lawyer or closer, orders the title insurance on behalf of an insured or in certain instances, such as with respect to a lender, the insured orders on its own behalf.  Once the order has been placed and a title insurance company or an agent has determined the current status of the title to the property to its satisfaction, the title insurer or agent prepares, issues and circulates a commitment or preliminary report.  The commitment or preliminary report identifies the conditions, exceptions and/or limitations that the title insurer intends to attach to the policy and identifies items appearing on the title that must be eliminated prior to closing.

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

Distribution, Sales and Marketing.    We distribute our title insurance policies and related products and services through our direct and agent channels.  In our direct channel, the distribution of our policies and related products and services occurs through sales representatives located throughout the United States.  Title insurance policies issued, and other products and services delivered through, this channel are primarily delivered in connection with sales and refinances of residential and commercial real property.

Within the direct channel, our sales and marketing efforts are focused on the primary sources of business referrals.  For residential business, we generally market to real estate agents and brokers, mortgage brokers, real estate attorneys, mortgage originators, homebuilders and escrow service providers.  We also market directly to firms that purchase and sell residential real estate on a large-scale basis.  For refinance and default-related business for customers with centrally managed platforms, we market to mortgage originators, servicers and government-sponsored enterprises.  For the commercial business, we market primarily to commercial real estate principals, developers, and investors; real estate investment trusts; law firms; commercial lenders; life insurance companies; commercial brokers and mortgage brokers.  Our marketing efforts emphasize our product offerings, the quality and timeliness of our services, our financial strength, process and product innovation and our national presence.  We also provide educational information on our website and through other means to help consumers and others better understand our services, the homebuying/settlement process in general, and real estate market economic trends.

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

Within the agency channel, our sales and marketing efforts are directed at the agents themselves and emphasize the quality and timeliness of our underwriting support, our financial strength and our agency-based product and service offerings, including product innovations.  Premium splits also are of importance in attracting and retaining agents.

International Operations.    We provide products and services in a number of countries outside of the United States, and our international operations accounted for approximately 5.4% of our title insurance and services segment revenues in 2021.  Today we have direct operations and a physical presence in several countries, including Canada, the United Kingdom, South Korea and Australia. While reliable data are not available, we believe that we have the largest market share for title insurance outside of the United States.  Our range of international products and services is designed to lower our clients’ risk profiles and reduce their operating costs through enhanced operational efficiencies.  In certain established markets, primarily British Commonwealth countries, we have combined title insurance with customized processing offerings to enhance the speed and efficiency of the mortgage and conveyancing processes.  In these markets we also offer products designed to mitigate risk and otherwise facilitate real estate transactions.

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

Our title plants constitute one of our principal assets.  A title search is typically conducted by searching the abstracted information from public records or utilizing a title plant holding information abstracted from public records.  While public title records generally are indexed by reference to the names of the parties to a given recorded document, our title plants primarily arrange their records on a geographic basis.  Because of this difference, title plant data and records generally may be searched more efficiently.  Many of our title plants also index prior title insurance policies, adding to searching efficiency.  These title plants support not only our title insurance operations, but we also license this data to third parties, including competing title companies and agents.

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

Competition.    The business of providing title insurance and related products and services is highly competitive.  The number of competing companies and the size of such companies vary in the different areas in which we conduct business.  Generally, in areas of major real estate activity, such as metropolitan and suburban localities, we compete with many other title insurers and agents.  Our major nationwide competitors in our principal markets include Fidelity National Financial, Inc., Stewart Title Guaranty Company, Old Republic International Corporation and their affiliates.  In addition to these national competitors, other nationwide, regional and local competitors aggressively compete and collectively they have been gaining market share in certain markets in recent periods, including from the Company and other competitors.  Numerous agency operations throughout the country also provide aggressive competition.  We are currently the second largest provider of title insurance in the United States, based on the most recent American Land Title Association market share data.

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

Data and Analytics.    Our data and analytics business offers analytic solutions for title underwriting automation, fraud risk management, identity verification, compliance and valuation that are powered by our extensive collection of property information, ownership data and recorded documents.  These solutions enable our title insurance operations, lenders, other title companies and other real estate industry participants to make informed, and increasingly automated, decisions to manage workflow and auditing and compliance operations.

Trust, Wealth Management and Banking Services.    Our federal savings bank subsidiary offers trust, wealth management and deposit products and related services, including fund transfer services.  The bank does not originate loans.  As of December 31, 2021, the bank administered fiduciary and custody assets having a market value of $4.6 billion, which includes managed assets of $2.3 billion.  The bank’s balance sheet had assets of $7.4 billion, with deposits of $6.9 billion and stockholder’s equity of $490 million.  The bank’s deposits have traditionally consisted almost entirely of funds deposited by its affiliates, but increasingly the bank is seeking deposits from title agents that are not affiliates.  While the majority of the bank’s deposited funds are from third parties to be held in trust pending the closing of commercial and residential real estate transactions, the bank also maintains other deposits, including operating funds deposited by its affiliates.

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

Property and Casualty Insurance.    Our property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage.  We initiated a plan in October 2020 to exit our property and casualty business. In January 2021, our property and casualty insurance subsidiaries entered into book transfer agreements with two third-party insurers and are seeking to non-renew policies that are not transferred.  Policies in force had declined by approximately 71% as of December 31, 2021 and we expect the transfer to be completed by the end of the third quarter of 2022.  We purchase reinsurance to limit risk associated with large losses from single events.

Corporate Segment

Our corporate segment consists primarily of certain financing facilities, our venture investment portfolio and the corporate services that support our business operations.  Our venture investment portfolio consists primarily of investments in the equity of private venture-stage companies that operate in the real-estate industry and related industries (many of which offer technology-enabled products and services), investments in funds that typically invest in these same types of companies, and a similar investment that has begun trading publicly.  While we hope to realize financial benefits from these venture investments, we make and hold these investments primarily for strategic reasons.

Innovation and Intellectual Property

In an effort to speed the delivery of our products, increase efficiency, improve quality, improve the customer experience and decrease risk, we are increasingly utilizing innovative technologies, processes and techniques in the creation of our products and services.  These efforts include streamlining and enhancing the closing process, which we believe improves the customer experience by simplifying and reducing the time it takes to close a transaction, reducing risk and improving communication.  We are also deploying innovation solutions leveraging our bank to make the closing process more flexible.  We increasingly are employing advanced technologies to automate various internal processes, including processes related to the building, maintaining and updating of title plants and other data assets, as well as the search and examination of information in connection with the issuance of title insurance policies.

We strive to align our intellectual property strategy with our business strategy and our technology development efforts.  We rely on a combination of patents, trademarks, copyright and trade secret laws, non-disclosure agreements, contractual provisions and a system of internal safeguards to protect our intellectual property rights and proprietary information.  We have a number of patents issued and additional patent applications pending in the United States and internationally, including patents for title automation, loan risk assessment, online platforms, optical character recognition and data extraction.  We also believe that many of our brands have accumulated substantial goodwill in the marketplace.  In addition, we have developed a number of proprietary trade secrets that we believe provide us with a competitive advantage.

Human Capital Resources

As of December 31, 2021, the Company employed 22,233 employees, with 14,716 of them located in the United States and 7,517 outside of the U.S.  We strive to have a positive, collaborative culture that engages employees, as we believe engaged employees serve our customers well.  We believe this combination, along with the efficient operation of our business, ultimately benefits our stockholders.  As part of this effort, we participate in competitions that recognize the quality of our workplace, which competitions we believe provide a framework for improving, and insights for evaluating, our employee engagement efforts.  Moreover, receipt of awards in connection with those competitions facilitates our efforts to retain desired talent.  The success of our efforts is demonstrated through our inclusion on the Fortune 100 Best Companies to Work For® list in the United States for the last six years, the Best Workplaces™ in Canada list for the last seven years, as well as a number of similar lists in local or specialized areas.  In addition, we have been recognized on the Fortune® and Great Place to Work® list for Best Workplaces for Women for the sixth year in a row and we earned a top score of 100 on the Human Rights Campaign Foundation’s 2022 Corporate Equality Index for the fifth consecutive year.  We also have implemented many professional development programs to build and strengthen the skill set of our employees.  And, reflecting our perspective on the benefits of a diverse workforce, we have formed a Diversity, Equity and Inclusion Council, which is focused on the development of employee-centered actions to enhance the recruitment, engagement, development, and retention of diverse employees.

Regulation

Many of our subsidiaries are subject to extensive regulation by applicable domestic or foreign regulatory agencies.  The extent of such regulation varies based on the industry involved, the nature of the business conducted by the subsidiary (for example, licensed title insurers are subject to a heightened level of regulation compared to underwritten title companies or agencies), the subsidiary’s jurisdiction of organization and the jurisdictions in which it operates.  In addition, the Company is subject to regulation as an insurance holding company, a savings and loan holding company, a publicly-traded company, a Delaware corporation and a corporation that has its principal executive offices in California.

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

Certain laws and regulations, such as the cyber security requirements of the New York Department of Financial Services, require the Company to maintain certain information security standards and practices.  Other laws and regulations, such as the California Consumer Privacy Act, the Virginia Consumer Data Protection Act and the European Union General Data Protection Regulation, regulate the manner in which the Company collects, uses, retains, protects, discloses, transfers, and processes personal data.

In addition to state-level regulation, our domestic subsidiaries that operate in the insurance business, as well as our home warranty, mortgage servicing and subservicing, banking and certain other subsidiaries, are subject to regulation by federal agencies, including the Consumer Financial Protection Bureau (“CFPB”).  The CFPB has broad authority to regulate, among other areas, the mortgage and real estate markets, including our domestic subsidiaries, in matters which impact consumers.  This authority includes the enforcement of federal consumer financial laws, including the Real Estate Settlement Procedures Act and the Truth in Lending Act.  Regulations issued by the CFPB, or the manner in which it interprets and enforces existing consumer protection laws, have impacted and could continue to impact the way in which we conduct our businesses and the profitability of those businesses.

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

Investment Policies

The vast majority of our investments are held within a debt securities and marketable equity securities portfolio overseen by our investment department and an investment committee made up of certain senior executives.  Members of that investment committee sometimes function in a dual capacity to also provide oversight for certain of our regulated subsidiaries that have their own designated investment committees for their investments within this investment portfolio.  The investment committee oversees investment portfolio activities, such as policy setting, compliance reporting, portfolio reviews, and strategy.  The Company’s investment portfolio policies are designed to comply with regulatory requirements and to align the investment portfolio asset allocation with strategic objectives.  For example, our federal savings bank is required to maintain at least 65% of its asset portfolio in loans or securities that are secured by real estate.  Our federal savings bank currently does not make real estate loans, and therefore fulfills this regulatory requirement through investments in mortgage-backed securities.  In addition, applicable law imposes certain restrictions upon the types and amounts of investments that may be made by our regulated insurance subsidiaries. The Company’s investment portfolio policies further provide that these investments are to be managed to maximize long-term returns consistent with liquidity, regulatory and risk objectives, and that these investments should not expose the Company to excessive levels of credit, liquidity, and interest rate risks.

As of December 31, 2021, 93% of our investment portfolio consisted of debt securities.  As of that date, 67% of our debt securities portfolio was either United States government-backed or rated AAA, and 97% was either rated or classified as investment grade.  Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.

Independent of this investment portfolio and its management, we maintain our venture capital portfolio, certain money-market and other short-term investments, and other strategic equity investments in companies engaged in our businesses or similar or related businesses.

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

STRATEGIC RISK FACTORS

1.The Company’s risk management framework could prove inadequate, which could adversely affect the Company

The Company’s risk management framework is designed to identify, monitor and mitigate risks that could have a negative impact on the Company’s financial condition or reputation.  This framework includes departments or groups dedicated to enterprise risk management, information security, disaster recovery and other information technology-related risks, business continuity, legal and compliance, compensation structures and other human resources matters, vendor management and internal audit, among others.  Many of the processes overseen by these departments function at the enterprise level, but many also function through, or rely to a certain degree upon, risk mitigation efforts in local operating groups.  This is especially the case with respect to the Company’s operations outside of the United States and recently acquired businesses.  Similarly, with respect to the risks the Company assumes in the ordinary course of its business through the issuance of title insurance policies and the provision of related products and services, the Company employs localized,  as well as centralized risk mitigation efforts.  These efforts include the implementation of underwriting policies and procedures, automated underwriting and other risk-decisioning tools and other mechanisms for assessing and managing risk.  Underwriting title insurance policies and making other risk-assumption decisions frequently involves a substantial degree of individual judgment and, accordingly, underwriters are maintained at the state, regional, divisional, and corporate levels with varying degrees of underwriting authority.  These individuals may be encouraged by customers or others to assume risks or to expeditiously make risk determinations.  If the Company’s risk mitigation efforts prove inadequate, the Company could be adversely affected.

2.The Company is pursuing various innovative initiatives, which could result in increased title claims or otherwise adversely affect the Company

In an effort to speed the delivery of its products, increase efficiency, improve quality, improve the customer experience and decrease risk, the Company is increasingly utilizing innovative technologies, processes and techniques in the creation of its products and services.  These efforts include streamlining the closing process by converting certain manual processes into automated ones, which the Company believes will improve the customer experience by simplifying and reducing the time it takes to close a transaction, reducing risk and improving communication.  The Company increasingly is employing advanced technologies to automate various processes, including various processes related to the building, maintaining and updating of title plants and other data assets, as well as searches, examinations, and other underwriting functions in connection with the issuance of title insurance policies.  In connection with the increase in orders beginning in 2020, the Company expanded the use of certain of these advanced technologies in order to facilitate the processing of those orders and expects to continue the expanded use of these technologies.  Risks from these and other innovative initiatives include those associated with potential defects in the design and development of the technologies used to automate processes; misapplication of technologies; the reliance on data, rules or assumptions that may prove inadequate; information security vulnerabilities; and failure to meet customer expectations, among others.  As a result of these risks, the Company could experience increased claims, reputational damage or other adverse effects, which could be material to the Company.

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

OPERATIONAL RISK FACTORS

4.Conditions in the real estate market generally impact the demand for a substantial portion of the Company’s products and services and the Company’s claims experience

Demand for a substantial portion of the Company’s products and services generally decreases as the number of real estate transactions in which its products and services are purchased decreases.  The number of real estate transactions in which the Company’s products and services are purchased decreases in the following situations, among others:

•	when mortgage interest rates are high or rising;

•	when the availability of credit, including commercial and residential mortgage funding, is limited; and
•	when real estate affordability is declining.

These circumstances, particularly when combined with declining real estate values and the increase in foreclosures that often results therefrom, also tend to adversely impact the Company’s title claims experience.  Residential refinance activity is strongly correlated with changes in mortgage interest rates and rising mortgage rates during 2021 had an adverse impact on the Company’s refinance business that is expected to continue for so long as mortgage rates continue to rise or if they subsequently remain high relative to the interest rates of outstanding mortgages.

5.Unfavorable economic conditions adversely affect the Company

Historically, uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, have created a difficult operating environment for the Company.  These conditions also tend to negatively impact the amount of funds the Company receives from third parties to be held in trust pending the closing of commercial and residential real estate transactions.  The Company deposits a substantial portion of these funds, as well as its own funds, with the federal savings bank it owns.  The Company’s bank invests those funds and any realized losses incurred on those investments will be reflected in the Company’s consolidated results.  The likelihood of such losses, which generally would not occur if the Company were to deposit these funds in an unaffiliated entity, increases when economic conditions are unfavorable.  Moreover, during periods of unfavorable economic conditions, the return on these funds deposited at the Company’s bank, as well as funds the Company deposits with third party financial institutions, tends to decline.  In addition, the Company holds investments in entities, such as title agencies, settlement service providers and venture-stage companies, some of which have been negatively impacted by these conditions, as well as other securities in its investment portfolio, which also may be, and recently have been, negatively impacted by these conditions.

The Company may not be able to accurately predict the effects of periods or expectations of high or rapidly rising inflation rates, and governmental responses thereto, and may not respond in a timely or adequate manner to mitigate the negative effects of such inflation, such as decreases in the demand for the Company’s products and services, higher labor and other expenses, and, as recently experienced due to inflation and supply shortages, higher home warranty claims severity.

Depending upon the ultimate severity and duration of any economic downturn and other negative economic conditions, the resulting effects on the Company could be materially adverse, including a significant reduction in revenues, earnings and cash flows, higher claims, challenges to the Company’s ability to satisfy covenants or otherwise meet its obligations under debt facilities and other contracts, difficulties in obtaining access to capital, challenges to the Company’s ability to pay dividends at currently anticipated levels, deterioration in the value of or return on its investments and increased credit risk from customers and others with obligations to the Company.

6.The Company’s use of models involves risks and uncertainties that could adversely affect the Company

The Company utilizes models to support decisions related to risk management, capital and liquidity planning, financial accounting and other business purposes. Models are, by their nature, inherently limited due to their reliance on statistical, economic, financial or mathematical theories, techniques, data and assumptions that may be erroneous or inappropriate for the intended or actual use. Flawed models or uses of models may result in, among other consequences, erroneous or misleading outputs, inappropriate business decisions, inadequate risk management or enhanced regulatory supervision, which could have a material adverse effect on the Company’s results of operations, financial condition and reputation.

7.Climate change, severe weather conditions, health crises and other catastrophe events could adversely affect the Company

Climate change, global or extensive health crises, severe weather and other catastrophe events and responses to these events could adversely affect the Company.  The extent to which these catastrophe events and responses to them impact the Company’s business, operations and financial results will depend on numerous factors that the Company may not be able to accurately predict, including: the duration and scope of the catastrophe event and restrictions and responses to it; the impact of the catastrophe event on economic activity and actions taken in response, including the efficacy of governmental and other relief efforts or countermeasures; the effect on participants in real estate transactions and the demand for the Company’s products and services.

The Company’s property and casualty insurance business has been and may be impacted by increases in the frequency and severity of wildfires, hurricanes, floods, earthquakes or other catastrophe or severe weather events, as well as increased claims in the Company’s home warranty business.  Home warranty claims, including those pertaining to climate control units, tend to rise as temperatures become extreme, especially in geographies where extreme temperatures are infrequent, and as people spend more time at home, such as during the coronavirus pandemic.  In response to the coronavirus pandemic, the Company made changes to the way it conducted business, including by altering certain underwriting practices, production processes, employee working arrangements and employee engagement efforts.  Some of these changes have altered employee, client and other expectations and are expected to alter the way the Company conducts business and engages with its employees over an extended period of time, and, in some cases, permanently.  Certain of these changes could result in increased claims and expose the Company to other risks.  In addition, the Company manages its financial exposure for losses in its title insurance business and in its property and casualty insurance business with third-party reinsurance.  Catastrophe events could adversely affect the cost and availability of that reinsurance.  Moreover, to the extent climate change, health crises, severe weather conditions and other catastrophe events impact companies or municipalities whose securities the Company invests in, the value of its investments may also decrease due to these factors.

The frequency, severity, duration, and geographic location and scope of such health crises, catastrophe and severe whether events are inherently unpredictable, and, therefore, the Company is unable to predict the ultimate impact climate change, catastrophe events and responses to them will have on its businesses.  The impacts of catastrophe events and responses to them may also exacerbate the risks discussed elsewhere in Part I, Item 1A of this Annual Report.

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

10.A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength could adversely affect the Company

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory capital and surplus maintained by those underwriters, in determining the amount of a policy they will accept and the amount of reinsurance required.  Each of the major ratings agencies currently rates the Company’s title insurance operations. The Company’s principal title insurance underwriter’s financial strength ratings are “A2” by Moody’s Investor Services, Inc., “A” by Fitch Ratings, Inc., “A-” by Standard & Poor’s Ratings Services and “A” by A.M. Best Company, Inc. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations.  These agencies continually review these ratings and the ratings are subject to change.  Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength.  The Company’s principal title insurance underwriter maintained $1.7 billion of total statutory capital and surplus as of December 31, 2021.  Accordingly, if the ratings or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected.  In addition, a downgrade in the ratings or rankings for the Company’s federal savings bank subsidiary or its mortgage servicing business could have an adverse effect on that particular business.

11.The issuance of the Company’s title insurance policies and related activities by title agents, which operate with substantial independence from the Company, could adversely affect the Company

The Company’s title insurance subsidiaries issue a significant portion of their policies through title agents that usually operate independent of the Company.  There is no guarantee that these title agents will fulfill their contractual obligations to the Company, which contracts include limitations that are designed to limit the Company’s risk with respect to their activities.  In addition, regulators are increasingly seeking to hold the Company responsible for the actions of these title agents and, under certain circumstances, the Company may be held liable directly to third parties for actions (including defalcations) or omissions of these agents.  Case law in certain states also suggests that the Company is liable for the actions or omissions of its agents in those states, regardless of contractual limitations.  As a result, the Company’s use of title agents could result in increased claims on the Company’s policies issued through agents and an increase in other costs and expenses.

12.Systems damage, failures, interruptions, cyberattacks and intrusions, and unauthorized data disclosures by the Company or its service providers may disrupt the Company’s business, harm the Company’s reputation, result in material claims for damages or otherwise adversely affect the Company

The Company uses computer software applications, systems and other technologies (collectively referred to as “systems”), some of which it owns and manages and some of which are owned and/or managed by third parties, including providers of distributed computing infrastructure platforms commonly known as the “cloud.”  The Company and its agents, suppliers, service providers, and customers use systems to receive, process, store and transmit business information, including non-public personal information as well as data from suppliers and other information upon which the Company’s business relies.  The Company also uses these systems to manage substantial cash, investment assets, bank deposits, trust assets and escrow account balances on behalf of itself and its customers, among other activities.  Many of the Company’s products, services and solutions involving the use of real property related data are fully reliant on these systems and are only available electronically.  Accordingly, for a variety of reasons, the integrity of these systems and the protection of the information that resides thereon are critically important to the Company’s successful operation.

These systems have been subject to, and are likely to continue to be the target of, computer viruses, cyberattacks, ransomware attacks, phishing attacks and other malicious activity.  These attacks have increased in frequency and sophistication.  The Company’s employees working remotely are more susceptible to social engineering attacks, intrusions and other malicious activity, and this risk has increased given that a substantial number of the Company’s employees are working from home following the onset of the coronavirus pandemic.  These systems also have known and unknown vulnerabilities.  Once identified, the Company’s information technology and information security personnel seek to remediate these vulnerabilities based on the level of risk presented.  For a number of reasons, including the introduction of new vulnerabilities, resource constraints, competing business demands and dependence on third parties, a number of unremediated vulnerabilities will always exist.  Remediation of some vulnerabilities are outside of the control of the Company and third-party remediation efforts may not be timely provided or implemented or otherwise adequate, even when the level of risk is critical or high.  Further, certain other potential causes of system damage or other negative system-related events are wholly or partially beyond the Company’s control, such as natural disasters, vendor failures to satisfy service level requirements and power or telecommunications failures.  These circumstances could expose the Company to system-related damages, failures, interruptions, cyberattacks and other negative events or could otherwise disrupt the Company’s business and could also result in the loss or unauthorized release, gathering, monitoring or destruction of confidential, proprietary and other information pertaining to the Company, its customers, employees, agents or suppliers.  The Company had an information security incident that occurred during the second quarter of 2019 involving unauthorized access to non-public personal information as a result of a vulnerability in one of the Company’s applications.  The risk associated with any future incidents, particularly the risk of damage to the Company’s reputation, is heightened as a result of the 2019 incident.

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

Certain laws and contracts the Company has entered into require it to comply with certain information security requirements and to notify various parties, including consumers or customers, in the event of certain actual or potential data breaches or systems failures, including those of the Company’s service providers.  Further, the Company’s financial institution customers have obligations to safeguard their systems and sensitive information and the Company may be bound contractually and/or by regulation to comply with the same requirements.  If the Company or its service providers fail to comply with applicable regulations and contractual requirements, the Company could be exposed to lawsuits, governmental proceedings or the imposition of fines, among other consequences.

Any inability of the Company or its service providers to prevent or adequately respond to the issues described above could disrupt the Company’s business, delay the delivery of its products and services, inhibit its ability to retain existing customers or attract new customers, divert management’s time and energy, otherwise harm its reputation and/or result in financial losses, litigation, regulatory inquiries, increased costs or other adverse consequences that could be material to the Company.

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

14.	The Company’s failure to recruit and retain qualified personnel may adversely affect the business.

The Company’s continued success depends, in large part, on its ability to hire and retain qualified people.  Competition for highly qualified people is intense, and there is no assurance that the Company will be successful in attracting, training or retaining people to fill vacant or new positions.  Policies adopted during the coronavirus pandemic may allow Company employees to work remotely or in hybrid situations.  Over the long-term, the Company may not successfully adapt to this new work environment in a manner that maintains a healthy and vibrant Company culture or that results in the Company being viewed as an employer of choice.  If the Company is unable to attract and retain qualified people, its business and operations may be impaired or disrupted.

15.The Company’s use of a global workforce involves risks that could adversely affect the Company

The Company utilizes lower cost labor in countries such as India and the Philippines, among others.  These countries are subject to relatively high degrees of political and social instability and may lack the infrastructure to withstand natural disasters, health crises and other catastrophe events.  Such disruptions could decrease efficiency and increase the Company’s costs, which the Company has experienced during the coronavirus pandemic.  Weakness of the United States dollar in relation to the currencies used in these countries may also reduce the savings achievable through this strategy.  Laws, regulations, business requirements or social or political pressures may require the Company to use labor based in the United States or may otherwise effectively increase the Company’s labor costs abroad.  The Company may not be able to pass on these increased costs to its customers.

16.Acquisitions may have an adverse effect on our business

The Company has in the past acquired, and is expected to acquire in the future, other businesses, including its recently announced plans to acquire Mother Lode Holding Company. When businesses are acquired, the Company may not be able to integrate or manage these businesses in such a manner as to realize the anticipated synergies or otherwise produce returns that justify the investment. Acquired businesses, such as the Company’s recent acquisition of ServiceMac, LLC, may subject the Company to increased regulatory or compliance requirements.  The Company’s acquisitions have involved, and are likely to continue to involve, the entry into businesses in which the Company’s management has limited prior experience, making the Company reliant on the management team of the acquired business. The Company may not be able to successfully retain employees of acquired businesses or integrate them, and could lose customers, suppliers or other partners as a result of the acquisitions. For these and other reasons, including changes in market conditions, the projections used to value the acquired businesses may prove inaccurate. In addition, the Company might incur unanticipated liabilities from acquisitions. These and other factors related to acquisitions could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. The Company’s management also will continue to be required to dedicate substantial time and effort to the integration of its acquisitions. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

LEGAL AND COMPLIANCE RISK FACTORS

17.Regulatory oversight and changes in government regulation could require the Company to raise capital, make it more difficult to deploy capital, including dividends to stockholders and repurchases of the Company’s shares, prohibit or limit the Company’s operations, make it more costly or burdensome to conduct such operations, result in decreased demand for the Company’s products and services or otherwise adversely affect the Company

Many of the Company’s businesses, including its title insurance, property and casualty insurance, home warranty, mortgage servicing and subservicing, banking, trust and wealth management businesses, are regulated by various federal, state, local and foreign governmental agencies.  These and other of the Company’s businesses also operate within statutory guidelines, which can include requirements to maintain certain licenses at the federal, state and/or local levels.  The industry in which the Company operates and the markets into which it sells its products are also regulated and subject to statutory guidelines.  In general, in recent years, the Company experienced increasing regulatory oversight and became subject to increasingly complex statutory guidelines.

Regulatory oversight could require the Company to raise capital, and/or make it more difficult to deploy capital, including dividends to stockholders and repurchases of the Company’s shares.  For example, regulatory capital requirements for the Company have historically applied only at the subsidiary level, specifically to the Company’s federal savings bank subsidiary and the Company’s insurance underwriter subsidiaries.  However, both the National Association of Insurance Commissioners and the Board of Governors of the Federal Reserve System have issued proposals for group capital calculations.  These proposals, if finalized and adopted in their current forms, would apply to the Company at the group level and would be in addition to existing subsidiary-level capital requirements.  It is possible that the group capital calculations, particularly in an economic downturn, could have the effect of requiring the Company to raise capital and/or making it more difficult to otherwise deploy capital, including dividends to stockholders and repurchases of the Company’s shares.

An increasing number of federal, state, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data, including, among others, the California Consumer Privacy Act, the Virginia Consumer Data Protection Act and the European Union General Data Protection Regulation.  The effects of these privacy and data protection laws, including the cost of compliance and required changes in the manner in which the Company conducts its business, are not fully known and are potentially significant, and the failure to comply could adversely affect the Company.  The Company has incurred costs to comply with these laws and to respond to inquiries about its compliance with them.

In addition, changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes; reform of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac); enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit its future operations or make it more costly or burdensome to conduct such operations or result in decreased demand for the Company’s products and services or a change in its competitive position.  The impact of these changes would be more significant if they involve jurisdictions in which the Company generates a greater portion of its title premiums, such as the states of Arizona, California, Florida, Michigan, New York, Ohio, Pennsylvania, and Texas.  These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

18.Scrutiny of the Company’s businesses and the industries in which it operates by governmental entities and others could adversely affect the Company

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

Governmental entities have routinely inquired into certain practices in the real estate settlement services industry and the mortgage servicing and subservicing industry to determine whether certain of the Company’s businesses or its competitors have violated applicable laws, which include, among others, the insurance codes of the various jurisdictions, the Real Estate Settlement Procedures Act, the Truth in Lending Act and similar state, federal and foreign laws.  The Consumer Financial Protection Bureau (“CFPB”), for example, has actively utilized its regulatory authority over the mortgage and real estate markets by bringing enforcement actions against various participants in the mortgage and settlement industries and we expect that such enforcement activity will intensify.  Departments of insurance in the various states, the CFPB and other federal regulators and applicable regulators in international jurisdictions, either separately or together, also periodically conduct targeted inquiries into the practices of title insurance companies, other settlement services providers and mortgage servicers in their respective jurisdictions.  Currently, the Company is the subject of regulatory inquiries.

Further, from time to time plaintiffs’ lawyers have targeted, and are expected to continue to target, the Company and other members of the Company’s industry with lawsuits claiming legal violations or other wrongful conduct.  These lawsuits often involve large groups of plaintiffs and claims for substantial damages.  These types of inquiries or proceedings have from time to time resulted, and may in the future result, in findings of a violation of the law or other wrongful conduct and the payment of fines or damages or the imposition of restrictions on the Company’s conduct.  This could impact the Company’s operations and financial condition.  Moreover, these laws and standards of conduct often are ambiguous and, thus, it may be difficult to ensure compliance.  This ambiguity may force the Company to mitigate its risk by settling claims or by ending practices that generate revenues, earnings and cash flows.  Currently the Company is a party to class action lawsuits.

19.Regulation of title insurance rates could adversely affect the Company

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

FINANCIAL RISK FACTORS

20.Failures at financial institutions at which the Company deposits funds could adversely affect the Company

The Company deposits substantial funds in financial institutions.  These funds include amounts owned by third parties, such as escrow deposits, like-kind exchange deposits and investor, mortgagor and subservicer deposits.  Should one or more of the financial institutions at which deposits are maintained fail, there is no guarantee that the Company would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise.  In the event of any such failure, the Company also could be held liable for the funds owned by third parties.

21.Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment.  Finite-lived intangible assets are subject to impairment tests on a periodic basis.  Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends.  These and other factors could lead to a conclusion that goodwill or other intangible assets are impaired, in which case the Company would be required to write off the portion believed to be impaired.  Total goodwill and other intangible assets reflected on the Company’s consolidated balance sheet as of December 31, 2021 are $1.8 billion.  Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

23.The Company’s venture investment portfolio is volatile and subject to certain risks and could experience losses

Investments in non-marketable equity securities reflected on the Company’s consolidated balance sheet as of December 31, 2021 totaled $441 million, a substantial majority of which makes up the Company’s venture investment portfolio.  This venture investment portfolio is primarily comprised of investments in the equity of private venture-stage companies that operate in the real-estate industry and related industries (many of which offer technology-enabled products and services), investments in funds that typically invest in these same types of companies, and a similar investment that has begun trading publicly.  The venture investment portfolio is managed independent of the Company’s portfolio of debt securities and marketable equity securities, which is overseen by the Company’s investment department and an investment committee.  The Company is likely to continue to make similar venture investments.  These positions are concentrated in a small number of holdings and are high-risk, illiquid investments.  In certain circumstances, such as when one of these companies raises capital, merges with another company or sells itself at a valuation that is less than the valuation at which the Company made its investment or when one of these companies fails and/or liquidates itself, the Company could be required to impair all or part of its investment in that company.  The prospects of these companies depend on a number of factors, including the condition of the general economy, the general availability of capital, the performance of and volatility in the public markets, the regulatory and political environments, the condition of the real estate industry, the competitive environment for such companies and the operational and financial performance of such companies.  Even if one of these companies is successful, the Company’s ability to realize the value of its investment may take a significant amount of time and may be dependent on the occurrence of a liquidity event, such as an initial public offering or the sale of the company.  Even when a liquidity event occurs, the Company may be subject to restrictions on resale, such as with its holdings in Offerpad Solutions Inc., or may choose to continue to hold the investment for strategic or other reasons and, as a result, the Company may not monetize the value of its investment during periods in which it could be financially advantageous to sell the investment.  These investments are expected from time to time to cause material fluctuations in the Company’s quarterly results of operations due to the recognition of gains or losses in connection with observable price changes, such as from liquidity events, subsequent equity sales, or price changes in investments that begin trading publicly, which changes can be volatile.  These impairments and fluctuations may have a material adverse effect on the Company’s results of operations.

Offerpad Solutions Inc., one of the Company’s investments, began trading publicly during the third quarter of 2021 and, subsequently, the fair value of Offerpad’s equity securities recognized in the Company’s earnings has and will fluctuate as Offerpad’s trading price changes, such as the loss of $75 million that the Company recorded in the fourth quarter of 2021 in connection with a decrease in the trading price of Offerpad securities.  The Company holds a large position in Offerpad and significant fluctuations in the fair value of Offerpad’s securities could be material to the Company’s earnings in any given quarter.

24.Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  In uncertain economic times, an even larger change is more likely.  As examples, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $148 million, and if expected ultimate losses for those same years were to fluctuate by 100 basis points, the resulting impact would be $297 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

25.As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds.  If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders.  Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited.  As of December 31, 2021, under such regulations, the maximum amount available in 2021 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $681 million and loans and advances of $126 million.

GENERAL RISK FACTORS

26.Certain provisions of the Company’s bylaws and certificate of incorporation, as well as regulatory hurdles, may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that the Company’s stockholders might consider favorable

The Company’s bylaws and certificate of incorporation contain provisions that could be considered “anti-takeover” provisions because they make it harder for a third-party to acquire the Company without the consent of the Company’s incumbent board of directors.  Under these provisions:

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

While the Company believes that they are appropriate, these provisions, which may only be amended by the affirmative vote of the holders of approximately 67% of the Company’s issued voting shares.  In addition, federal banking laws and regulations and state insurance laws and regulations require third parties to obtain prior approval to acquire control of the Company due to its status as a savings and loan holding company and an insurance holding company.  These provisions and regulatory requirements could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring or preventing a change of control transaction that might involve a premium price or otherwise be considered favorably by the Company’s stockholders.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Each of our business segments uses our executive offices in Santa Ana, California.  This office campus consists of five office buildings, a technology center and a two-story parking structure, totaling approximately 490,000 square feet.  Three office buildings, totaling approximately 210,000 square feet, and the fixtures thereto and underlying land, are subject to a deed of trust and security agreement securing payment of a promissory note evidencing a loan made in October 2003, to our principal title insurance subsidiary in the original sum of $55 million.  This loan is payable in monthly installments of principal and interest, is fully amortizing and matures November 1, 2023.  The outstanding principal balance of this loan was $8 million as of December 31, 2021.

The office facilities we occupy are, in all material respects, in good condition and adequate for their intended use.

Item 3.	Legal Proceedings

See Note 22 Litigation and Regulatory Contingencies to the consolidated financial statements included in “Item 8.  Financial Statements and Supplementary Data” of Part II of this report, which is incorporated by reference into this Item 3 of Part I.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF).  The approximate number of record holders of common stock on February 10, 2022, was 2,049.

In January 2022, the Company’s board of directors declared a cash dividend of $0.51 per share.  We expect that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time. In addition, the ability to pay dividends also is potentially affected by the restrictions described in Note 3 Statutory Restrictions on Investments and Stockholders’ Equity to the consolidated financial statements included in “Item 8.  Financial Statements and Supplementary Data” of Part II of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by the Company on November 4, 2020 and expanded on August 24, 2021, which program has no expiration date, the Company may repurchase up to $600 million of the Company’s issued and outstanding common stock.  The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table.  Prices in column (b) include commissions.  Cumulatively, as of December 31, 2021, the Company had repurchased $157 million (including commissions) of its shares authorized under the program and had the authority to repurchase an additional $443 million (including commissions) under that program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 to October 31, 2021	54,607	$67.45	54,607	$459,465,632
November 1, 2021 to November 30, 2021	67,088	76.68	67,088	454,321,167
December 1, 2021 to December 31, 2021	148,702	75.88	148,702	443,037,293
Total	270,397	$74.38	270,397	$443,037,293

Unregistered Sales of Equity Securities

During the year ended December 31, 2021, the Company did not issue any unregistered common stock.

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

The following graph compares the cumulative total stockholder return on the Company’s common stock with the corresponding cumulative total returns of the S&P 400 Mid Cap Index, Russell 1000 Index and an industry peer group for the period from December 31, 2016 through December 31, 2021.  In past years, the Company used the Russell 1000 Index for purposes of the stock performance graph below. However, in connection with the implementation of a new performance-based equity compensation program for executive officers, the Company’s Compensation Committee has begun using the S&P 400 Mid Cap Index as a performance benchmark. In connection with that change, the Company determined that the S&P 400 Mid Cap Index would be a more appropriate broad equity market index to include in the stock performance graph. Accordingly, while both the Russell 1000 Index and the S&P 400 Mid Cap Index have been included for this transitional year, the Company does not expect to include the Russell 1000 Index in future years.  The comparison assumes an investment of $100 on December 31, 2016 and reinvestment of dividends. This historical performance is not indicative of future performance.

Comparison of Cumulative Total Returns
Among First American Financial Corp., Custom Peer Group,
Russell 1000 Index and S&P 400 MidCap Index
$260
$250
$240
$230
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
First American Financial Corp
Custom Peer Group
Russell 1000 Index
S&P 400 MidCap Index

Comparison of Cumulative Total Return

	First American Financial Corporation (FAF) (1)	Custom Peer Group (1)(2)	S&P 400 Mid Cap Index (1)	Russell 1000 Index (1)
December 31, 2016	$100	$100	$100	$100
December 31, 2017	$158	$116	$116	$122
December 31, 2018	$130	$115	$103	$116
December 31, 2019	$175	$151	$130	$152
December 31, 2020	$160	$138	$148	$184
December 31, 2021	$249	$179	$185	$233

(1)	As calculated by Bloomberg Financial Services including reinvestment of dividends.
(2)

The custom peer group consists of the following companies:  American Financial Group, Inc.; Assurant, Inc.; Axis Capital Holdings Limited; Cincinnati Financial Corporation; Everest Re Group, Ltd.; Fidelity National Financial, Inc.; Genworth Financial, Inc.; The Hanover Insurance Group, Inc.; Kemper Corporation; Mercury General Corporation; Old Republic International Corp.; and W.R. Berkley Corporation, each of which operates in a business similar to a business operated by the Company.  The compensation committee of the Company utilizes the compensation practices of these companies as benchmarks in setting the compensation of its executive officers.

Item 6.	Selected Financial Data

Not applicable.

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

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and reflect the consolidated operations of the Company.  The consolidated financial statements include the accounts of First American Financial Corporation and all controlled subsidiaries.  All significant intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary, are accounted for using the equity method of accounting.  Equity investments in which the Company does not exercise significant influence over the investee and without readily determinable fair values, or non-marketable equity securities, are accounted for at cost, less impairment, and are adjusted up or down for any observable price changes.

Reportable Segments

The Company consists of the following reportable segments:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally.  This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant data and records; provides appraisals and other valuation-related products and services; provides lien release, document custodial and default-related products and services; provides warehouse lending services; subservices mortgage loans; and provides banking, trust and wealth management services.  The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents.  Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories.  The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets.

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

•

In 2021, the Company expanded its corporate segment to include investing in, and management of, its venture investment portfolio.  The venture investment portfolio consists primarily of investments in the equity of private venture-stage companies that operate in the real estate and related industries (many of which offer technology-enabled products and services), investments in funds that typically invest in these same types of companies, and a similar investment that has begun trading publicly.  The operating results for certain of the Company’s investments in the venture investment portfolio were previously reported within the title insurance and services segment.  This change serves to better align the Company’s segment reporting with a comparable change in internal management reporting. The Company’s corporate segment also consists of certain financing facilities as well as corporate services that support the Company’s business operations.

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

Provision for policy losses

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

The process of assessing the loss provision rate and the resulting IBNR reserve involves an evaluation of the results of an in-house actuarial review.  The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by in-house claims and operations personnel.  Current economic and business trends are also contemplated as part of the reserve analysis.  These include conditions in the real estate and mortgage markets, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience.  Results from the analysis include, but are not limited to, a range of IBNR reserve estimates and a single point estimate for IBNR as of the balance sheet date.

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

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  In uncertain economic times an even larger change is more likely.  As examples, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $148 million, and if expected ultimate losses for those same years were to fluctuate by 100 basis points, the resulting impact would be $297 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

A summary of the Company’s loss reserves is as follows:

(dollars in millions)	December 31, 2021		December 31, 2020
Known title claims	$67	5.2%	$64	5.4%
IBNR title claims	1,143	89.0%	1,026	87.1%
Total title claims	1,210	94.2%	1,090	92.5%
Non-title claims	74	5.8%	88	7.5%
Total loss reserves	$1,284	100.0%	$1,178	100.0%

Activity in the reserve for known title claims is summarized as follows:

	December 31,
	2021	2020	2019
	(in millions)
Balance at beginning of year	$64	$83	$80
Provision transferred from IBNR title claims related to:
Current year	31	20	20
Prior years	126	125	143
	157	145	163
Payments, net of recoveries, related to:
Current year	28	18	16
Prior years	126	146	146
	154	164	162
Other	—	—	2
Balance at end of year	$67	$64	$83

The provision transferred from IBNR title claims related to current year increased by $11 million in 2021 from 2020 and no change in 2020 from 2019 and payments, net of recoveries, related to current year increased by $10 million in 2021 from 2020 and $2 million in 2020 from 2019, reflecting variability in claims volumes characteristic of a policy year during its first year of development.

The provision transferred from IBNR title claims related to prior years increased by $1 million, or 0.8%, in 2021 from 2020 and decreased $18 million, or 12.6%, in 2020 from 2019.  Payments, net of recoveries, related to prior years decreased by $20 million, or 13.7%, in 2021 from 2020 and did not change in 2020 from 2019.

Activity in the reserve for IBNR title claims is summarized as follows:

	December 31,
	2021	2020	2019
	(in millions)
Balance at beginning of year	$1,026	$904	$877
Provision related to:
Current year	275	237	182
Prior years	—	26	—
	275	263	182
Provision transferred to known title claims related to:
Current year	31	20	20
Prior years	126	125	143
	157	145	163
Other	(1)	4	8
Balance at end of year	$1,143	$1,026	$904

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0%, 5.0% and 4.0% for the years ended December 31, 2021, 2020 and 2019, respectively.  The current year loss rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.

The provision related to current year increased by $38 million, or 16.0%, in 2021 from 2020, as a result of increases in title premiums and escrow fees in 2021 from 2020.  The provision related to current year increased by $55 million, or 30.2%, in 2020 from 2019 as a result of a higher current year provision of 4.5% in 2020 compared to 4.0% in 2019 and increases in title premiums and escrow fees in 2020 from 2019.

For further discussion of title provision recorded in 2021, 2020 and 2019, see Results of Operations, page 36.

Fair value of debt securities

The Company categorizes the fair values of its debt securities using a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and the Company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available.  The hierarchy level assigned to each security was based on management’s assessment of the transparency and reliability of the inputs used to estimate the fair values at the measurement date.  See Note 18 Fair Value Measurements to the consolidated financial statements for a more detailed description of the three-level hierarchy and a description for each level.

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

Credit losses on debt securities

When the fair value of an available-for-sale debt security falls below its amortized cost, the Company must determine whether the decline in fair value is due to credit-related factors or noncredit-related factors.  Declines in fair value that are credit-related are recorded on the balance sheet through an allowance for credit losses with a corresponding adjustment to earnings and declines that are noncredit-related are recognized through other comprehensive income/loss.

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is impaired and it is written down to fair value with all losses recognized in earnings.  As of December 31, 2021, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

Impairment assessment for goodwill

The Company is required to perform an annual goodwill impairment assessment for each reporting unit for which goodwill has been allocated.  The reporting units that have been allocated goodwill include title insurance and home warranty.  All goodwill previously allocated to the property and casualty insurance reporting unit was written off in 2020.  The Company’s trust and other services reporting unit has no allocated goodwill and is, therefore, not assessed for impairment.  The Company has elected to perform this annual assessment in the fourth quarter of each fiscal year or sooner if circumstances indicate possible impairment.  Based on accounting guidance, the Company has the option to perform a qualitative assessment to determine if the fair value is more likely than not (i.e., a likelihood of greater than 50%) less than the carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test, or may choose to forego a qualitative assessment and perform a quantitative impairment test.  The qualitative factors considered in this assessment may include macroeconomic conditions, industry and market considerations, overall financial performance as well as other relevant events and circumstances as determined by the Company.  The Company evaluates the weight of each factor to determine whether it is more likely than not that impairment may exist.  If the results of a qualitative assessment indicate the more likely than not threshold was not met, the Company may choose not to perform a quantitative impairment test.  If, however, the more likely than not threshold is met, the Company will perform a quantitative test as required and discussed below.

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

In 2020, the Company initiated a plan to exit its property and casualty insurance business, which triggered a goodwill impairment test for the property and casualty insurance reporting unit.  Based on the results of the goodwill impairment test, the Company determined that the fair value of the property and casualty insurance reporting unit was less than its carrying amount.  As a result, the Company recorded an impairment loss to goodwill of $34 million in 2020, and as of December 31, 2020, no goodwill remained on the reporting unit’s balance sheet. See Note 2 Exit of Property and Casualty Insurance Business to the consolidated financial statements for further information on the exit of the business.

The Company chose to perform qualitative assessments for its title insurance and home warranty reporting units for 2021 and 2019, and performed quantitative impairment tests for 2020.  The results of the Company’s qualitative assessments in 2021 and 2019 supported the conclusion that the reporting unit fair values were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary.  Based on the results of the quantitative tests in 2020, the Company determined that the fair values for both reporting units exceeded their carrying amounts and no additional analysis was required.  As a result of the Company’s annual goodwill impairment assessments for the title insurance and home warranty reporting units, the Company did not record any goodwill impairment losses for 2021, 2020 or 2019.

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

Recently Adopted Accounting Pronouncements

See Note 1 Basis of Presentation and Significant Accounting Policies to the consolidated financial statements included in “Item 8.  Financial Statements and Supplementary Data” of Part II of this report.

Results of Operations

Overview

	2021	2020	2019	2021 vs. 2020			2020 vs. 2019
				$ Change	% Change		$ Change	% Change
	(dollars in millions)
Revenues by Segment
Title insurance and services	$8,320	$6,535	$5,676	$1,785	27.3		$859	15.1
Specialty insurance	541	532	506	9	1.7		26	5.1
Corporate and eliminations	360	19	20	341	NM	[1]	(1)	5.0
	$9,221	$7,086	$6,202	$2,135	30.1		$884	14.3

(1)	Not meaningful

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

The Company’s total revenues for 2021 were $9.2 billion, which reflected an increase of $2.1 billion, or 30.1%, when compared with $7.1 billion for 2020.  This increase was primarily attributable to increases in direct premiums and escrow fees of $610 million, or 20.4%, agent premiums of $998 million, or 36.2%, and information and other revenue of $202 million, or 19.9%.  The Company’s total revenues for 2021 also included $436 million of net investment gains compared to $105 million for the prior year.  The increase in direct premiums and escrow fees attributable to the title insurance and services segment was $610 million, or 24.5%.  Direct premiums and escrow fees in the title insurance and services segment from domestic commercial and residential purchase transactions increased $388 million, or 60.8%, and $235 million, or 22.5%, respectively, in 2021 when compared to 2020.  Direct premiums and escrow fees in the title insurance and services segment from residential refinance transactions decreased $107 million, or 16.7%, in 2021 when compared to 2020.

According to the Mortgage Bankers Association’s January 21, 2022 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 2.8% in 2021 when compared with 2020.  According to the MBA Forecast, the dollar amount of purchase originations increased 11.1% and refinance originations decreased 10.7%.  This volume of domestic residential mortgage origination activity contributed to an increase in direct premiums and escrow fees for the Company’s direct title operations of 22.5% from domestic residential purchase transactions and a 16.7% decrease in direct premiums and escrow fees from domestic refinance transactions in 2021 when compared to 2020.

During 2021, the level of domestic title orders opened per day by the Company’s direct title operations decreased by 12.6% when compared to 2020.  Residential refinance opened orders per day decreased 36.8%, residential purchase opened orders per day increased by 5.7%, and commercial opened orders per day increased 17.7% in 2021 when compared to 2020.

The Company recorded net investment gains of $436 million in 2021, including unrealized gains of $121 million related to the Company’s investment in Offerpad Solutions Inc., a leading tech-enabled real estate company, which began trading publicly in September 2021.  A substantial majority of the Company’s investments in non-marketable equity securities are held in the Company’s venture investment portfolio.  The venture investment portfolio consists primarily of investments in the equity of private venture-stage companies that operate in the real estate and related industries (many of which offer technology-enabled products and services), investments in funds that typically invest in these same types of companies, and the Company’s investment in Offerpad Solutions, Inc.  These investments are expected from time to time to cause material fluctuations in the Company’s results of operations due to the recognition of gains or losses in connection with observable price changes, such as from liquidity events, subsequent equity sales, or price changes in investments that trade publicly, which changes can be volatile.

In 2020, the Company initiated a plan to exit its property and casualty insurance business, which resulted in the recognition of impairment losses to certain assets totaling $55 million.  In January 2021, the Company entered into book transfer agreements with two third-party insurers and will seek to non-renew policies that are not transferred.  The Company expects the transfers to be completed by the end of the third quarter of 2022.

Title Insurance and Services

	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
				$ Change	% Change	$ Change	% Change
	(dollars in millions)
Revenues
Direct premiums and escrow fees	$3,100	$2,490	$2,188	$610	24.5	$302	13.8
Agent premiums	3,757	2,759	2,373	998	36.2	386	16.3
Information and other	1,203	1,001	776	202	20.2	225	29.0
Net investment income	188	199	284	(11)	(5.5)	(85)	(29.9)
Net investment gains	72	86	55	(14)	(16.3)	31	56.4
	8,320	6,535	5,676	1,785	27.3	859	15.1
Expenses
Personnel costs	2,235	1,834	1,702	401	21.9	132	7.8
Premiums retained by agents	2,987	2,184	1,874	803	36.8	310	16.5
Other operating expenses	1,198	1,000	805	198	19.8	195	24.2
Provision for policy losses and other claims	275	263	182	12	4.6	81	44.5
Depreciation and amortization	152	141	122	11	7.8	19	15.6
Premium taxes	94	70	63	24	34.3	7	11.1
Interest	21	17	16	4	23.5	1	6.3
	6,962	5,509	4,764	1,453	26.4	745	15.6
Income before income taxes	$1,358	$1,026	$912	$332	32.4	$114	12.5
Pretax margin	16.3%	15.7%	16.1%	0.6%	3.8	(0.4)%	(2.5)

Direct premiums and escrow fees increased $610 million, or 24.5%, in 2021 from 2020 and $302 million, or 13.8%, in 2020 from 2019.  The increase in direct premiums and escrow fees in 2021 from 2020 was primarily due to an increase in the average domestic revenues per order closed.  The increase in direct premiums and escrow fees in 2020 from 2019 was primarily due to increases in the number of domestic title orders closed by the Company’s direct title operations, partially offset by decreases in the average domestic revenues per order closed.  The domestic average revenues per order closed were $2,718, $2,232 and $2,558 for 2021, 2020 and 2019, respectively.  The 21.8% increase in average revenues per order closed in 2021 from 2020 was primarily due to higher average revenues per order from commercial transactions, higher average revenues per order from residential purchase products due to higher residential real estate values and, to a lesser extent, a shift in the mix of direct revenues generated from higher premium commercial products from lower premium residential refinance products.  The 12.7% decrease in average revenues per order closed in 2020 from 2019 was primarily due to a shift in the mix of direct revenues generated from higher premium commercial products to lower premium residential refinance products.  The Company’s direct title operations closed 1,050,700, 1,043,800 and 795,800 domestic title orders during 2021, 2020 and 2019, respectively.  The 0.7% increase in orders closed in 2021 from 2020 and the 31.2% increase in orders closed in 2020 from 2019 were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums increased $998 million, or 36.2%, in 2021 from 2020 and $386 million, or 16.3%, in 2020 from 2019.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.  As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums.  Therefore, full year agent premiums typically reflect mortgage origination activity from the fourth quarter of the prior year through the third quarter of the current year. The increase in agent premiums in 2021 from 2020 was generally consistent with the 28.9% increase in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2021 as compared with the twelve months ended September 30, 2020.  The increase in agent premiums in 2020 from 2019 was generally consistent with the 11.4% increase in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2020 as compared with the twelve months ended September 30, 2019.

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

Information and other revenues increased $202 million, or 20.2%, in 2021 from 2020 and $225 million, or 29.0%, in 2020 from 2019.  The increase in information and other revenues in 2021 from 2020 was primarily attributable to continued strength in the purchase and commercial markets that led to higher demand for the Company’s information products, the impact of recent acquisitions totaling $35 million for 2021, an increase in demand for the Company’s post-close services, and an increase in demand for the Company’s default information products as a result of an increase in loss mitigation activities.  The increase in information and other revenues in 2020 from 2019 was primarily attributable to revenues from recent acquisitions of $80 million for 2020; growth in mortgage origination activity that led to higher demand for the Company’s title information products; and revenues from services provided to support a temporary government program related to the coronavirus pandemic in Canada.

Net investment income decreased $11 million, or 5.5%, in 2021 from 2020 and $85 million, or 29.9%, in 2020 from 2019.  The decrease in 2021 from 2020 was primarily attributable to lower short-term interest rates which drove lower income from the Company’s cash balances, escrow balances, and tax-deferred property exchange business, partially offset by increases in interest income from the Company’s warehouse lending business and investment portfolio due to higher balances.  The decrease in 2020 from 2019 was primarily attributable to lower short-term interest rates, which drove lower income from the Company’s cash and investment portfolio, escrow balances and tax-deferred property exchange business.

Net investment gains were $72 million for 2021 and were primarily from increases in the fair values of equity securities totaling $57 million and from sales of debt securities totaling $15 million.  Net investment gains totaled $86 million for 2020 and were primarily from increases in the fair values of equity securities of $39 million and gains from the sales of debt securities.  Net investment gains for 2020 also included gains recognized on certain non-marketable equity securities.  Net investment gains were $55 million for 2019 and were primarily from an increase in the fair values of equity securities.  Net investment gains for 2021, 2020 and 2019 included impairment losses of $5 million, $1 million and $8 million, respectively.  The impairment losses in 2021, 2020 and 2019 primarily related to internally developed software.

The title insurance and services segment (primarily direct operations) is labor intensive; accordingly, a major expense component is personnel costs.  This expense component is affected by two primary factors: the need to monitor personnel changes to match the level of corresponding or anticipated new orders and the need to provide quality service.  The Company continues to closely monitor order volumes and related staffing levels and intends to adjust staffing levels as considered necessary.  The Company’s direct title operations opened 1,275,000, 1,470,900 and 1,093,000 domestic title orders in 2021, 2020 and 2019, respectively, representing a decrease of 13.3% in 2021 from 2020 and an increase of 34.6% in 2020 from 2019.

Personnel costs increased $401 million, or 21.9%, in 2021 from 2020 and $132 million, or 7.8%, in 2020 from 2019. The increase in personnel costs in 2021 from 2020 was primarily attributable to higher incentive compensation, salaries, employee benefits, and payroll taxes resulting from the higher headcount and costs associated with the increase in revenues and profitability.  The increase in incentive compensation expense was due to higher revenues and profitability.  The increases in salaries and payroll taxes were driven by higher headcount.  The increase in employee benefit expense was primarily due to an increase in the Company’s 401(k) saving plan match and higher medical claims.  The increase in personnel costs in 2020 from 2019 was primarily attributable to the impact of new acquisitions, which totaled $37 million for 2020, and higher incentive compensation, salaries, overtime and temporary labor expenses, partially offset by lower employee benefits expense.  The increase in incentive compensation expense was due to higher revenue and profitability. The increase in salaries expense was due to higher average salaries and higher headcount.  The increase in overtime and temporary labor expenses were driven by higher volumes.  The decrease in employee benefits expense was primarily due to a reduction in the Company’s expected 401(k) saving plan match.  The increase in personnel costs was also partially attributable to increased share-based compensation expense due to a higher dollar value of restricted stock units granted in the first quarter of 2020 related to 2019 performance.  Personnel costs included severance expenses of $5 million for 2021 and $6 million for 2020 and 2019, respectively.

A summary of premiums retained by agents and agent premiums is as follows:

	2021	2020	2019
	(dollars in millions)
Premiums retained by agents	$2,987	$2,184	$1,874
Agent premiums	$3,757	$2,759	$2,373
% retained by agents	79.5%	79.2%	79.0%

The premium split between underwriter and agents is in accordance with the respective agency contracts and can vary from region to region due to divergences in real estate closing practices and state regulations.  As a result, the percentage of title premiums retained by agents can vary due to the geographic mix of revenues from agency operations.  The changes in the percentage of title premiums retained by agents in 2021 from 2020 and in 2020 from 2019 were primarily due to changes in the geographic mix of agency revenues.

Other operating expenses (principally related to direct operations) increased $198 million, or 19.8%, in 2021 from 2020 and $195 million, or 24.2%, in 2020 from 2019.  The increase in 2021 from 2020 in other operating expenses was primarily attributable to higher production related costs due to higher transaction volumes in the Company’s commercial, default, and international businesses, higher software expense, and higher professional services.  The increase in 2020 from 2019 in other operating expenses was primarily attributable to higher production related costs due to increased transaction volumes; the impact of new acquisitions, which totaled $33 million for 2020; and increases in professional services expense, software expense, and computer hardware related costs, partially offset by lower travel and entertainment expenses.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 4.0%, 5.0% and 4.0% for the years ended December 31, 2021, 2020 and 2019, respectively.

The current year rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.

As of December 31, 2021, the IBNR claims reserve for the title insurance and services segment was $1.1 billion, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $882 million to $1.1 billion. The range limits are $261 million below and $5 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

The 2020 rate of 5.0% reflected the ultimate loss rate of 4.5% for policy year 2020 and a net increase in the loss reserve estimates for prior policy years of 0.5%, or $26 million.

The 2019 rate of 4.0% reflected the ultimate loss rate for policy year 2019 and no change in the loss reserve estimates for prior policy years.

Depreciation and amortization expense increased $11 million, or 7.8%, in 2021 from 2020 and $19 million, or 15.6%, in 2020 from 2019.  The increase in depreciation and amortization expense in 2021 from 2020 was primarily attributable to higher amortization of software and other intangible assets related to recent acquisitions.  The increase in depreciation and amortization expense in 2020 from 2019 was primarily attributable to amortization of software and amortization of other intangible assets from new acquisitions of $22 million for 2020.

Insurers generally are not subject to state income or franchise taxes.  However, in lieu thereof, a premium tax is imposed on certain operating revenues, as defined by statute.  Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues.  The Company’s noninsurance subsidiaries are subject to state income tax and do not pay premium tax.  Accordingly, the Company’s total tax burden at the state level for the title insurance and services segment is composed of a combination of premium taxes and state income taxes.  Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4%, 1.3% and 1.4% for 2021, 2020 and 2019, respectively.

Interest expense increased $4 million, or 23.5%, in 2021 from 2020 and $1 million, or 6.3%, in 2020 from 2019.  The increase in 2021 from 2020 was primarily attributable to higher interest paid on secured financings payable due to higher average balances outstanding.  The increase in 2020 from 2019 was primarily attributable to higher interest paid on secured financings payable due to higher average balances outstanding, partially offset by lower interest paid on customer deposits at the Company’s banking subsidiary due to lower interest rates.

Pretax margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to the relatively high proportion of fixed costs in the title insurance business, pretax margins generally improve as closed order volumes increase.  Pretax margins for the segment are also impacted by (1) net investment income and net investment gains or losses, which may not move in the same direction as closed order volumes, (2) the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity and (3) by the percentage of title insurance premiums generated by agency operations as margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  The title insurance and services segment recorded pretax margins of 16.3%, 15.7% and 16.1% for 2021, 2020 and 2019, respectively.

Specialty Insurance

	2021	2020	2019	2021 vs. 2020		2020 vs. 2019
				$ Change	% Change	$ Change	% Change
	(dollars in millions)
Revenues
Direct premiums	$498	$498	$471	$—	—	$27	5.7
Information and other	13	13	13	—	—	—	—
Net investment income	7	9	11	(2)	(22.2)	(2)	(18.2)
Net investment gains	23	12	11	11	91.7	1	9.1
	541	532	506	9	1.7	26	5.1
Expenses
Personnel costs	90	86	79	4	4.7	7	8.9
Other operating expenses	89	83	81	6	7.2	2	2.5
Provision for policy losses and other claims	314	317	264	(3)	(0.9)	53	20.1
Depreciation and amortization	6	8	7	(2)	(25.0)	1	14.3
Impairment losses on exit of business	—	55	—	(55)	(100.0)	55	—
Premium taxes	6	8	8	(2)	(25.0)	—	—
	505	557	439	(52)	(9.3)	118	26.9
Income (loss) before income taxes	$36	$(25)	$67	$61	244.0	$(92)	(137.3)
Margins	6.7%	(4.7)%	13.2%	11.4%	242.6	(17.9)%	(135.6)

Direct premiums were flat in 2021 compared to 2020 and increased $27 million, or 5.7%, in 2020 from 2019.  Direct premiums in the home warranty business increased by $29 million, or 7.7%, in 2021 from 2020 driven by an increase in the number of home warranty residential service contracts issued and an increase in the average price charged per contract, which was offset by a $29 million decline in direct premiums in the property and casualty insurance business due to lower policy volumes resulting from the decision in 2020 to exit the business.  The increase in 2020 from 2019 was primarily due to higher premiums earned in the home warranty business driven by an increase in the number of home warranty residential service contracts issued and an increase in the average price charged per contract.

Net investment gains were $23 million for 2021 and were primarily from the sale of the Company’s property and casualty insurance agency operations and the sale of debt and equity securities.  Net investment gains for the specialty insurance segment were $12 million for 2020 and were primarily from increases in the fair values of equity securities of $7 million and also included a gain recognized from the sale of real estate.  Net investment gains for the specialty insurance segment were $11 million for 2019 and were primarily from increases in the fair values of equity securities of $10 million.

Personnel costs and other operating expenses increased $10 million, or 5.9%, in 2021 from 2020 and $9 million, or 5.6%, in 2020 from 2019.  The increase in 2021 from 2020 was primarily attributable to an increase in deferred policy acquisition costs in the property and casualty insurance business, higher offshore vendor expense due to higher volumes in the home warranty business, higher incentive compensation, higher employee benefits expense due to an increase in the Company’s 401(k) saving plan match, and higher advertising expense, offset by lower agent commissions.  The increase in 2020 from 2019 was primarily attributable to increased salaries expense, due to higher average headcount, and higher advertising expense related to the home warranty business.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 54.5% in 2021, 53.0% in 2020 and 50.0% in 2019.  The increase in the claims rate in 2021 from 2020 was primarily attributable to higher claims severity driven by increases in the costs of equipment and parts and an increase in the use of out of network contractors.  The increase in the claims rate in 2020 from 2019 was primarily attributable to higher claims frequency driven by claims in the appliance and plumbing trades likely due to the coronavirus pandemic.

The provision for property and casualty insurance claims, expressed as a percentage of property and casualty insurance premiums, was 98.0% in 2021, 95.2% in 2020 and 73.6% in 2019.  The increase in rate in 2021 from 2020 was primarily attributable to higher claims frequency.  The increase in rate in 2020 from 2019 was primarily attributable to higher claim severity.

In connection with the Company’s decision to exit its property and casualty insurance business it recorded impairment losses to certain assets totaling $55 million in 2020.  In January 2021, the Company entered into book transfer agreements with two third-party insurers related to its property and casualty insurance business and will seek to non-renew policies that are not transferred.  The Company’s policies in force had declined by approximately 71% as of December 31, 2021 and the Company expects decreasing revenues over time.  The Company expects the transfers to be completed by the end of the third quarter of 2022.

The property and casualty insurance business recorded revenues of $119 million, $138 million and $136 million for the years ended December 31, 2021, 2020, and 2019, respectively.  Loss before income taxes for the year ended December 31, 2021, which was partially offset by a gain of $12 million from the sale of the agency operations during 2021, was $17 million.  Losses before income taxes for the years ended December 31, 2020 and 2019 were $86 million and $2 million, respectively.

Premium taxes, expressed as a percentage of specialty insurance direct premiums, were 1.2% in 2021, 1.6% in 2020 and 1.7% in 2019.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations.  Accordingly, pretax margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Specialty insurance pretax margins are also impacted by the segment’s net investment income and net investment gains or losses, which may not move in the same direction as premium revenues.  The specialty insurance segment recorded pretax margins for 2021 and 2019 of 6.7% and 13.2%, respectively, and for 2020, recorded a pretax margin loss of (4.7)%.

Corporate

	2021	2020	2019	2021 vs. 2020			2020 vs. 2019
				$ Change	% Change		$ Change	% Change
	(dollars in millions)
Revenues
Net investment income	$21	$14	$22	$7	50.0		$(8)	(36.4)
Net investment gains	341	7	—	334	NM	[1]	7	—
	362	21	22	341	NM	[1]	(1)	(4.5)
Expenses
Personnel costs	25	21	25	4	19.0		(4)	(16.0)
Other operating expenses	37	37	38	—	—		(1)	(2.6)
Interest	52	41	33	11	26.8		8	24.2
	114	99	96	15	15.2		3	3.1
Income (loss) before income taxes	$248	$(78)	$(74)	$326	417.9		$(4)	(5.4)

(2)	Not meaningful

Net investment income totaled $21 million, $14 million and $22 million in 2021, 2020 and 2019, respectively.  The change in net investment income for all three years was primarily attributable to fluctuations in earnings on investments associated with the Company’s deferred compensation plan.

Net investment gains for the corporate segment totaled $341 million for 2021 and were primarily from the increase in fair value of the company’s investment in Offerpad and gains recognized on certain non-marketable equity investments.  Net investment gains totaled $7 million for 2020 and were primarily from the sale of real estate.

Corporate personnel costs and other operating expenses were $62 million, $58 million and $63 million in 2021, 2020 and 2019, respectively.  The increase in 2021 when compared to 2020 was primarily attributable to higher expenses related to the Company’s deferred compensation plans.  The decrease in 2020 when compared to 2019 was primarily attributable to lower expenses related to the Company’s deferred compensation plan.

Interest expense increased $11 million, or 26.8%, in 2021 from 2020 and $8 million, or 24.2%, in 2020 from 2019.  The increases in 2021 and 2020 were due to the additional interest accrued on the $650 million of 2.4% senior unsecured notes issued by the Company in August 2021 and also due to the $450 million of 4.00% senior unsecured notes issued by the Company in May 2020.

Eliminations

The Company’s inter-segment eliminations were not material for 2021, 2020 and 2019.

Income Taxes

Income taxes differ from the amounts computed by applying the federal income tax rate of 21%.  A reconciliation of these differences is as follows:

	Year ended December 31,
	2021		2020		2019
	(dollars in millions)
Taxes calculated at federal rate	$345	21.0%	$194	21.0%	$190	21.0%
State taxes, net of federal benefit	48	2.9	22	2.4	18	2.0
Change in liability for tax positions	—	—	—	—	(14)	(1.5)
Foreign income taxed at different rates	1	0.1	5	0.6	1	0.1
Unremitted foreign earnings	1	0.1	(2)	(0.2)	3	0.3
Other items, net	(2)	(0.2)	4	0.3	(3)	(0.3)
	$393	23.9%	$223	24.1%	$195	21.6%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 23.9% for 2021, 24.1% for 2020 and, 21.6% for 2019.  The differences in the effective tax rates year over year are typically due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contributions to pretax income and changes in the ratio of permanent differences to income before income taxes.  The effective tax rates for 2021 and 2020 reflect benefits related to foreign tax law changes.  The effective tax rate for 2020 also reflects the impairment of nondeductible goodwill related to the Company’s property and casualty insurance business.  The tax rate for 2019 reflects the resolution of state tax matters from prior years.

Net Income and Net Income Attributable to the Company

Net income and per share information are summarized as follows:

	Year ended December 31,
	2021	2020	2019
	(in millions, except per share amounts)
Net income attributable to the Company	$1,241	$696	$707
Net income per share attributable to the Company’s stockholders (1):
Basic	$11.18	$6.18	$6.26
Diluted	$11.14	$6.16	$6.22
Weighted-average common shares outstanding:
Basic	111.0	112.7	113.1
Diluted	111.4	113.0	113.7

(1)	Net income per share may not recalculate due to rounding.

See Note 16 Earnings Per Share to the consolidated financial statements for further discussion of earnings per share.

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

Cash provided by operating activities totaled $1.2 billion, $1.1 billion and $913 million for 2021, 2020 and 2019, respectively, after claim payments, net of recoveries, of $482 million, $471 million and $415 million, respectively.  The principal nonoperating uses of cash and cash equivalents for 2021, 2020 and 2019 were advances and repayments under secured financing agreements, purchases of debt and equity securities, dividends to common stockholders, capital expenditures and for 2021 and 2020, acquisitions and repurchases of company shares.  The most significant nonoperating sources of cash and cash equivalents for 2021, 2020 and 2019 were borrowings and collections under secured financing agreements, proceeds from the sales and maturities of debt and equity securities, and for 2021 and 2020, proceeds from issuance of unsecured senior notes.  In addition, the increase in deposits at the Company’s banking operations for 2021 reflected a nonoperating source of cash and cash equivalents and the decrease in deposits at the Company’s banking operations for 2019 reflected a nonoperating use of cash and cash equivalents.  The net effect of all activities on total cash and cash equivalents were decreases of $47 million and $211 million for 2021 and 2020, respectively, and an increase of $19 million for 2019.

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

In August 2021, the Company’s board of directors approved an increase in size of the Company’s stock repurchase plan from $300 million to $600 million, of which $443 million remained as of December 31, 2021.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  During the year ended December 31, 2021, the Company repurchased and retired 1.7 million shares of its common stock for a total purchase price of $99 million and, as of December 31, 2021, had repurchased and retired 2.9 million shares of its common stock under the current authorization for a total purchase price of $157 million.

During the year ended December 31, 2021, the Company completed acquisitions for an aggregate purchase price of $257 million in cash.

Holding company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries.  The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses.  The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements.  The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements.  At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received.  Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders.  As of December 31, 2021, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries in 2022, without prior approval from applicable regulators, was dividends of $681 million and loans and advances of $126 million.  However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies.  Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of December 31, 2021, the holding company’s sources of liquidity included $925 million of cash and cash equivalents and $700 million available on the Company’s revolving credit facility.  Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    In August 2021, the Company issued $650 million of 2.40% senior unsecured notes due in 2031. Interest is due semi-annually on February 15 and August 15, beginning February 15, 2022.

The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto.  The credit agreement, which is comprised of a $700 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350 million.  Unless terminated earlier, the credit agreement will terminate on April 30, 2024.  The obligations of the Company under the credit agreement are neither secured nor guaranteed.  Proceeds under the credit agreement may be used for general corporate purposes.  At December 31, 2021, the Company had no outstanding borrowings under the facility.

At the Company’s election, borrowings of revolving loans under the credit agreement bear interest at (a) the Alternate Base Rate plus the applicable spread or (b) until LIBOR is discontinued, the Adjusted LIBOR rate plus the applicable spread (in each case as defined in the credit agreement).  The Company may select interest periods of one, two, three or six months or (if agreed to by all lenders) such other number of months for Eurodollar borrowings of loans.  The applicable spread varies depending upon the debt rating assigned by Moody’s Investor Service, Inc., Standard & Poor’s Rating Services and/or Fitch Ratings Inc.  The minimum applicable spread for Alternate Base Rate borrowings is 0.25% and the maximum is 1.00%.  The minimum applicable spread for Adjusted LIBOR rate borrowings is 1.25% and the maximum is 2.00%.  The rate of interest on any term loans incurred in connection with the expansion option will be established at or about the time such loans are made and may differ from the rate of interest on revolving loans.

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type.  Upon the occurrence of an event of default the lenders may accelerate the loans.  Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate.  As of December 31, 2021, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements.  The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•

FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions.  At December 31, 2021, outstanding borrowings under these facilities totaled $519 million.

•

ServiceMac, LLC, a residential mortgage subservicer, maintains secured warehouse lending facilities with several banking institutions.  At December 31, 2021, outstanding borrowings under these facilities totaled $10 million.

•

First American Trust, FSB (“FA Trust”), a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with certain correspondent institutions.  In addition, FA Trust is a party to master repurchase agreements under which securities may be loaned or sold.  At December 31, 2021, no amounts were outstanding under any of these facilities.

•

First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions.  At December 31, 2021, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 27.4% and 23.7% at December 31, 2021 and 2020, respectively.  The Company’s adjusted debt to capitalization ratios, excluding secured financings payable of $538 million and $516 million at December 31, 2021 and 2020, were 22.2% and 17.0%, respectively.

Investment portfolio.    The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of December 31, 2021, 93% of the Company’s investment portfolio consisted of debt securities, of which 67% were either United States government-backed or rated AAA and 97% were either rated or classified as investment grade. Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.  For further information on the credit quality of the Company’s debt securities portfolio at December 31, 2021, see Note 4 Debt Securities to the consolidated financial statements.

In addition to its debt and marketable equity securities portfolio, the Company maintains investments in non-marketable equity securities and securities accounted for under the equity method.  For further information on the Company’s equity securities, see Note 5 Equity Securities to the consolidated financial statements.

Capital expenditures.    Capital expenditures, which are primarily related to software development costs and purchases of property and equipment and software licenses, totaled $172 million, $121 million and $111 million for 2021, 2020 and 2019, respectively.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $10.8 billion and $7.1 billion at December 31, 2021 and 2020, respectively, of which $4.9 billion and $3.1 billion, respectively, were held at FA Trust.  The escrow deposits held at FA Trust are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by FA Trust totaled $4.6 billion and $4.4 billion at December 31, 2021 and 2020, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $6.0 billion and $2.9 billion at December 31, 2021 and 2020, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan servicing, subservicing, originations and sales operations, the Company administers cash deposits on behalf of investors, mortgagors and subservicing clients.  These cash deposits, which are held at third-party financial institutions, totaled $433 million at December 31, 2021.  These deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.  In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

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

The Company’s exposure to interest rate changes primarily results from the Company’s significant portfolio of debt securities, which includes a high proportion of fixed-income securities, and from its financing activities.  In general, the fair value of a fixed-income security increases or decreases inversely with a change in market interest rates.  The Company also considers its investments in preferred stock to be exposed to interest rate risk.  The fair values of the Company’s debt securities portfolio at December 31, 2021 and 2020 were $9.4 billion and $6.4 billion, respectively.  One means of assessing the exposure of the Company’s debt securities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical parallel and instantaneous shift in interest rates across all maturities.  Under this model, with all other factors held constant, the Company estimates that increases in interest rates of 100 and 200 basis points could cause the fair value of its debt securities portfolio (including investments in preferred stock) at December 31, 2021 to decrease by approximately $387 million, or 4.1%, and $817 million, or 8.7%, respectively, and at December 31, 2020 to decrease by approximately $200 million, or 3.1%, and $442 million, or 6.9%.

With respect to adjustable-rate debt, the Company is primarily exposed to the effects of changes in prevailing interest rates through its variable-rate credit facility and its interest bearing escrow deposit liabilities.  As of December 31, 2021 and 2020, the Company had no outstanding borrowings under the facility.  Assuming the full utilization of available funds under the facility of $700 million at December 31, 2021 and 2020, and assuming that the borrowings were outstanding for the entire year, increases of 50 and 100 basis points in the prevailing interest rate on the Company’s credit facility would result in increases in interest expense of $4 million and $7 million for 2021 and 2020.

The Company’s interest bearing escrow deposit liabilities totaled $2.8 billion and $1.7 billion at December 31, 2021 and 2020, respectively.  These variable-rate customer savings accounts are subject to market rate fluctuations.  The weighted-average interest rates were 0.10% and 0.13% for 2021 and 2020, respectively.  Assuming increases in interest rates of 25 and 50 basis points and that the deposit amounts at December 31, 2021 and 2020 were held constant for the entire year, interest expense for 2021 would be higher by $7 million and $14 million, respectively, and 2020 would be higher by $4 million and $8 million, respectively.

Equity Price Risk

The Company is also subject to equity price risk related to its marketable equity securities portfolio.  The fair value of the Company’s marketable equity securities portfolio (excluding preferred stock of $17 million and $19 million) was $640 million and $445 million as of December 31, 2021 and 2020, respectively.  Assuming broad-based declines in equity market prices of 10% and 20%, with all other factors held constant, the fair value of the Company’s marketable equity securities portfolio at December 31, 2021 could decrease by $64 million and $128 million, respectively, and at December 31, 2020 could decrease by $45 million and $89 million, respectively.

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

The Company’s debt securities portfolio maintains an average credit quality rating of AA.  For further information on the credit quality of the Company’s debt securities portfolio at December 31, 2021, see Note 4 Debt Securities to the consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First American Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First American Financial Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of the Incurred But Not Reported Loss Reserve - Title Claims

As described in Notes 1 and 12 to the consolidated financial statements, as of December 31, 2021, approximately $1.025 billion of the Company’s reserve for known and incurred but not reported claims represented the incurred but not reported (“IBNR”) loss reserve balance for the title insurance and services segment. Management provides for title insurance losses through a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a loss provision rate to total title insurance premiums and escrow fees. Management estimates the loss provision rate at the beginning of each year and reassesses the rate quarterly, which involves an evaluation of the results of an in-house actuarial review. The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and loss development factors. For recent policy years at early stages of development (generally the last three years), IBNR is generally estimated using a combination of expected loss rate and multiplicative loss development factor calculations. For more mature policy years, IBNR generally is estimated using multiplicative loss development factor calculations. Current economic and business trends are also reviewed and used in the reserve analysis. These include conditions in the real estate and mortgage markets, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience.

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

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

February 17, 2022

We have served as the Company’s auditor since 2009.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in millions, except for par values)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$1,228	$1,275
Accounts and accrued income receivable, less allowances of $14 and $14	441	385
Income taxes receivable	11	1
Investments:
Deposits with banks	58	46
Debt securities, includes pledged securities of $91 and $94 (amortized cost of $9,317 and $6,121)	9,362	6,355
Equity securities	1,176	750
	10,596	7,151
Secured financings receivable	565	748
Property and equipment, net	506	445
Operating lease assets	249	266
Title plants and other indexes	587	585
Deferred income taxes	14	14
Goodwill	1,588	1,379
Other intangible assets, net	218	194
Other assets	448	353
	$16,451	$12,796
LIABILITIES AND EQUITY
Deposits	$5,069	$3,277
Accounts payable and accrued liabilities:
Accounts payable	87	56
Personnel costs	376	314
Pension costs and other retirement plans	494	452
Other	305	157
	1,262	979
Deferred revenue	224	272
Reserve for known and incurred but not reported claims	1,284	1,178
Income taxes payable	24	54
Deferred income taxes	345	291
Operating lease liabilities	274	296
Secured financings payable	538	516
Notes and contracts payable	1,648	1,011
	10,668	7,874
Commitments and contingencies (Note 22)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares;
Outstanding—109.7 shares and 110.4 shares	—	—
Additional paid-in capital	2,179	2,215
Retained earnings	3,680	2,655
Accumulated other comprehensive (loss) income	(92)	40
Total stockholders’ equity	5,767	4,910
Noncontrolling interests	16	12
Total equity	5,783	4,922
	$16,451	$12,796

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Direct premiums and escrow fees	$3,598	$2,988	$2,659
Agent premiums	3,757	2,759	2,373
Information and other	1,215	1,013	788
Net investment income	215	221	316
Net investment gains (realized gains of $20, $15, $6)	436	105	66
	9,221	7,086	6,202
Expenses:
Personnel costs	2,350	1,941	1,806
Premiums retained by agents	2,987	2,184	1,874
Other operating expenses	1,323	1,119	923
Provision for policy losses and other claims	589	580	446
Depreciation and amortization	158	149	129
Impairment losses on exit of business	—	55	—
Premium taxes	100	78	71
Interest	72	57	48
	7,579	6,163	5,297
Income before income taxes	1,642	923	905
Income taxes	393	223	195
Net income	1,249	700	710
Less: Net income attributable to noncontrolling interests	8	4	3
Net income attributable to the Company	$1,241	$696	$707
Net income per share attributable to the Company’s stockholders:
Basic	$11.18	$6.18	$6.26
Diluted	$11.14	$6.16	$6.22
Cash dividends declared per share	$1.94	$1.78	$1.68
Weighted-average common shares outstanding:
Basic	111.0	112.7	113.1
Diluted	111.4	113.0	113.7

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2021		2020	2019
Net income	$1,249		$700	$710
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	(143)		88	125
Foreign currency translation adjustment	(1)		14	14
Pension benefit adjustment	12		(21)	(20)
Total other comprehensive (loss) income, net of tax	(132	)_	81	119
Comprehensive income	1,117		781	829
Less: Comprehensive income attributable to noncontrolling interests	8		4	3
Comprehensive income attributable to the Company	$1,109		$777	$826

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2018	111.5	$—	$2,258	$1,644	$(160)	$3,742	$3	$3,745
Cumulative effect adjustment	—	—	—	1	—	1	—	1
Net income	—	—	—	707	—	707	3	710
Dividends on common shares	—	—	—	(188)	—	(188)	—	(188)
Repurchases of Company shares	—	—	(2)	—	—	(2)	—	(2)
Shares issued in connection with share-based compensation	1.0	—	2	(3)	—	(1)	—	(1)
Share-based compensation	—	—	42	—	—	42	—	42
Net activity related to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive income	—	—	—	—	119	119	—	119
Balance at December 31, 2019	112.5	—	2,300	2,161	(41)	4,420	5	4,425
Net income	—	—	—	696	—	696	4	700
Dividends on common shares	—	—	—	(199)	—	(199)	—	(199)
Repurchases of Company shares	(3.2)	—	(139)	—	—	(139)	—	(139)
Shares issued in connection with share-based compensation	1.1	—	2	(3)	—	(1)	—	(1)
Share-based compensation	—	—	52	—	—	52	—	52
Net activity related to noncontrolling interests	—	—	—	—	—	—	3	3
Other comprehensive income	—	—	—	—	81	81	—	81
Balance at December 31, 2020	110.4	—	2,215	2,655	40	4,910	12	4,922
Net income	—	—	—	1,241	—	1,241	8	1,249
Dividends on common shares	—	—	—	(213)	—	(213)	—	(213)
Repurchases of Company shares	(1.7)	—	(99)	—	—	(99)	—	(99)
Shares issued in connection with share-based compensation	1.0	—	9	(3)	—	6	—	6
Share-based compensation	—	—	54	—	—	54	—	54
Net activity related to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	(132)	(132)	—	(132)
Balance at December 31, 2021	109.7	$—	$2,179	$3,680	$(92)	$5,767	$16	$5,783

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,249	$700	$710
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	589	580	446
Depreciation and amortization	158	149	129
Impairment losses on exit of business	—	55	—
Amortization of premiums and accretion of discounts on debt securities, net	47	39	27
Net investment gains	(436)	(105)	(66)
Share-based compensation	54	52	42
Equity in earnings of affiliates, net	(7)	(6)	(3)
Dividends from equity method investments	12	7	6
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(482)	(471)	(415)
Net change in income tax accounts	53	29	16
Increase in accounts and accrued income receivable	(48)	(53)	(27)
Increase in accounts payable and accrued liabilities	115	130	46
(Decrease) increase in deferred revenue	(47)	19	10
Other, net	(37)	(40)	(8)
Cash provided by operating activities	1,220	1,085	913
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of acquisitions/dispositions	(187)	(393)	(20)
Net (increase) decrease in deposits with banks	(15)	1	(8)
Purchases of debt securities	(6,138)	(2,749)	(2,173)
Proceeds from sales of debt securities	1,071	759	1,134
Proceeds from maturities of debt securities	1,864	1,630	1,007
Purchases of equity securities	(198)	(194)	(269)
Proceeds from sales of equity securities	172	103	199
Net change in other investments	(12)	(11)	(6)
Advances under secured financing agreements	(25,926)	(17,584)	(8,001)
Collections of secured financings receivable	26,109	17,123	7,790
Capital expenditures	(161)	(114)	(107)
Proceeds from sales of property and equipment	18	14	1
Proceeds from insurance settlement	10	—	1
Cash used for investing activities	(3,393)	(1,415)	(452)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	1,792	(60)	(449)
Borrowings under secured financing agreements	24,602	15,442	7,992
Repayments of secured financings payable	(24,594)	(15,205)	(7,790)
Net proceeds from issuance of unsecured senior notes	642	444	—
Borrowings under unsecured credit facility	—	120	160
Repayments of borrowings under unsecured credit facility	—	(280)	(160)
Repayments of other notes and contracts payable	(6)	(6)	(6)
Net activity related to noncontrolling interests	(4)	(3)	(1)
Net proceeds (payments) in connection with share-based compensation	6	(1)	(1)
Repurchases of Company shares	(99)	(139)	(2)
Payments of cash dividends	(213)	(199)	(188)
Cash provided by (used for) financing activities	2,126	113	(445)
Effect of exchange rate changes on cash	—	6	3
Net (decrease) increase in cash and cash equivalents	(47)	(211)	19
Cash and cash equivalents—Beginning of year	1,275	1,486	1,467
Cash and cash equivalents—End of year	$1,228	$1,275	$1,486
SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$64	$54	$46
Premium taxes	$86	$72	$68
Income taxes, less refunds of $3 and $2 in 2020 and 2019, respectively	$339	$193	$179

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

First American Financial Corporation (the “Company”), through its subsidiaries, is engaged in the business of providing financial services.  The Company consists of the following reportable segments:

•

The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally.  This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant data and records; provides appraisals and other valuation-related products and services; provides lien release, document custodial and default-related products and services; provides warehouse lending services; subservices mortgage loans; and provides banking,  trust and wealth management services.  The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories.  The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, South Korea and various other established and emerging markets.

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

•

In 2021, the Company expanded its corporate segment to include investing in, and management of, its venture investment portfolio.  The venture investment portfolio consists primarily of investments in the equity of private venture-stage companies that operate in the real estate and related industries (many of which offer technology-enabled products and services), investments in funds that typically invest in these same types of companies, and a similar investment that has begun trading publicly.  The operating results for certain of the Company’s investments in the venture investment portfolio were previously reported within the title insurance and services segment.  This change serves to better align the Company’s segment reporting with a comparable change in internal management reporting during 2021.  As a result of this change, the Company reclassified $86 million in net investment gains previously reported in the title insurance and services segment in the first half of 2021 to the corporate segment.  The Company did not reclassify prior year segment results as amounts were not material.  The Company’s corporate segment also consists of certain financing facilities as well as corporate services that support the Company’s business operations.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) and reflect the consolidated operations of the Company.  The consolidated financial statements include the accounts of First American Financial Corporation and all controlled subsidiaries.  All significant intercompany transactions and balances have been eliminated.  Equity investments in which the Company exercises significant influence, but does not control and is not the primary beneficiary, are accounted for using the equity method of accounting.  Equity investments in which the Company does not exercise significant influence over the investee and without readily determinable fair values, or non-marketable equity securities, are accounted for at cost, less impairment, and are adjusted up or down for any observable price changes.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

To conform to its current presentation, certain previously reported balance sheet amounts, as of December 31, 2020, have been reclassified.  The Company reclassified $222 million related to non-marketable equity securities and $64 million related to equity method investments from other investments to equity securities and $64 million related to certain other assets from other investments to other assets.

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

The Company’s policy is to present accrued interest receivable on financial assets measured at amortized cost within accounts and accrued income receivable on the balance sheet.  Accrued interest receivable at December 31, 2021 and 2020 totaled $2 million and $3 million, respectively.  The Company has elected to not measure an allowance for credit losses for accrued interest receivable and maintains a policy that all receivables ninety days past due are written off to credit loss expense.  Accounts are placed on non-accrual status, and accrual of interest is discontinued, when management determines that collectibility of contractual amounts is not reasonably assured.  Payments of interest for accounts in non-accrual status are applied under the cost recovery method.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When the fair value of an available-for-sale debt security falls below its amortized cost, entities must determine whether the decline in fair value is due to credit-related factors or noncredit-related factors.  Declines in fair value that are credit-related are recorded on the balance sheet through an allowance for credit losses with a corresponding adjustment to earnings and declines that are noncredit-related are recognized through other comprehensive income/loss.

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is impaired and it is written down to fair value with all losses recognized in earnings.  As of December 31, 2021, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

The Company’s policy is to present accrued interest receivable on debt securities within accounts and accrued income receivable on the balance sheet.  Accrued interest receivable on debt securities at December 31, 2021 and 2020 totaled $34 million and $29 million, respectively.  The Company has elected to not measure an allowance for credit losses for accrued interest receivable on debt securities and maintains a policy that all receivables ninety days past due are written off to credit loss expense.  Debt securities are placed on non-accrual status, and accrual of interest is discontinued, when management determines that collectibility of contractual amounts is not reasonably assured.  Interest income is recognized on a cash basis for interest payments received on debt securities in non-accrual status.

The Company maintains investments in debt securities in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits.  At December 31, 2021 and 2020, the fair values of such investments totaled $91 million and $94 million, respectively.  See Note 3 Statutory Restrictions on Investments and Stockholders’ Equity for additional discussion of the Company’s statutory restrictions.

Equity securities

Marketable equity securities are carried at fair value and consist primarily of investments in exchange traded funds, mutual funds and preferred stocks of corporate entities.  Changes in the fair values of the Company’s equity securities are recognized in net investment gains/losses on the consolidated statements of income.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has elected to measure its non-marketable equity securities in which it does not exercise significant influence over the investee and without readily determinable fair values at cost, less impairment, adjusted up or down for any observable price changes from orderly transactions for the identical or a similar investment of the same issuer. The carrying values of these investments are written down, or impaired, to fair value when a qualitative assessment indicates that the fair value is less than the carrying value. In making the determination as to whether an individual investment is impaired, the Company assesses such qualitative factors as the current and expected financial condition of each relevant entity, the market conditions in the industry in which the entity operates and the entity’s anticipated ability to generate sufficient cash flows.

Notes Receivable

Notes receivable are carried at cost, less allowance for credit losses.  An allowance for credit losses is established on an individual note based on the Company’s estimate of the net amount expected to be collected.  The allowance for credit losses is based upon the Company’s assessment of the borrower’s overall financial condition, resources and payment record; and, if appropriate, the realizable value of any collateral.  These estimates consider all available evidence including the expected future cash flows, estimated fair value of collateral on secured notes, general economic conditions and trends, and other relevant factors, as appropriate.  Notes are placed on non-accrual status when management determines that the collectibility of contractual amounts is not reasonably assured. Notes receivable are included in other assets on the consolidated balance sheets.

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

Property and equipment

Buildings and furniture and equipment are initially recorded at cost and are generally depreciated using the straight-line method over estimated useful lives ranging from 5 to 40 years and from 3 to 15 years, respectively.  Leasehold improvements are initially recorded at cost and are amortized over the lesser of the remaining term of the respective lease or the estimated useful life, using the straight-line method.  Computer software developed for internal use and for use with the Company’s products is amortized over estimated useful lives ranging from 1 to 15 years using the straight-line method.  Software development and implementation costs, which include certain payroll-related costs of employees directly associated with developing or implementing software and payments to third parties directly associated with developing or implementing software are capitalized during the application development or implementation stage until the software is ready for its intended use.

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

Impairment losses on property and equipment for the year ended December 31, 2021 were $5 million.  In connection with the Company’s decision in 2020 to exit its property and casualty insurance business, it recognized impairment losses on its capitalized software of $18 million for the year ended December 31, 2020.  See Note 2 Exit of Property and Casualty Insurance Business for further information.  Impairment losses on property and equipment for the year ended December 31, 2019 primarily related to impairments of $6 million on internally developed software.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Management recognizes an impairment loss when the carrying amount of a lease asset is not recoverable and exceeds its fair value.  The carrying amount is considered not recoverable if it exceeds the sum of the undiscounted future cash flows that are directly associated with, and that are expected to arise as a result of, the use and eventual disposition of the lease asset.  An impairment loss is measured as the amount by which the carrying amount of a lease asset exceeds its fair value.  Impairment losses related to the Company’s commercial real estate may occur if the Company ceased use of all, or a portion, of a leased property while a contractual obligation remains.

For further information on the Company’s leasing arrangements see Note 8 Leases.

Title plants and other indexes

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

Goodwill Impairment

The Company is required to perform an annual goodwill impairment assessment for each reporting unit for which goodwill has been allocated.  The reporting units that have been allocated goodwill include title insurance and home warranty.  All goodwill previously allocated to the property and casualty insurance reporting unit was written off in 2020.  The Company’s trust and other services reporting unit has no allocated goodwill and is, therefore, not assessed for impairment.  The Company has elected to perform this annual assessment in the fourth quarter of each fiscal year or sooner if circumstances indicate possible impairment.  Based on accounting guidance, the Company has the option to perform a qualitative assessment to determine if the fair value is more likely than not (i.e., a likelihood of greater than 50%) less than the carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test, or may choose to forego a qualitative assessment and perform a quantitative impairment test.  The qualitative factors considered in this assessment may include macroeconomic conditions, industry and market considerations, overall financial performance as well as other relevant events and circumstances as determined by the Company.  The Company evaluates the weight of each factor to determine whether it is more likely than not that impairment may exist.  If the results of a qualitative assessment indicate the more likely than not threshold was not met, the Company may choose not to perform a quantitative impairment test.  If, however, the more likely than not threshold is met, the Company will perform a quantitative test as required and discussed below.

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

In 2020, the Company initiated a plan to exit its property and casualty insurance business, which triggered a goodwill impairment test for the property and casualty insurance reporting unit.  Based on the results of the goodwill impairment test, the Company determined that the fair value of the property and casualty insurance reporting unit was less than its carrying amount.  As a result, the Company recorded an impairment loss to goodwill of $34 million in 2020, and, as of December 31, 2020, no goodwill remained on the reporting unit’s balance sheet. See Note 2 Exit of Property and Casualty Insurance Business to the consolidated financial statements for further information on the disposition of the business.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company chose to perform qualitative assessments for its title insurance and home warranty reporting units for 2021 and 2019, and performed quantitative impairment tests for 2020.  The results of the Company’s qualitative assessments in 2021 and 2019 supported the conclusion that the reporting unit fair values were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary.  Based on the results of the quantitative tests in 2020, the Company determined that the fair values for both reporting units exceeded their carrying amounts and no additional analysis was required.  As a result of the Company’s annual goodwill impairment assessments for the title insurance and home warranty reporting units, the Company did not record any goodwill impairment losses for 2021, 2020 or 2019.

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

Management uses estimated future cash flows (undiscounted and excluding interest) to measure the recoverability of intangible assets with finite lives, whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.  If the undiscounted cash flow analysis indicates that the carrying amount is not recoverable, an impairment loss is recorded for the excess of the carrying amount over its fair value.  Management’s impairment assessment for indefinite-lived other intangible assets include a valuation using a discounted cash flow analysis or through a market approach.  If the fair value exceeds its carrying amount, the asset is not considered impaired and no additional analysis is required.  However, if the carrying amount is greater than the fair value, an impairment loss is recorded equal to the excess.

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

The process of assessing the loss provision rate and the resulting IBNR reserve involves an evaluation of the results of an in-house actuarial review.  The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and information provided by in-house claims and operations personnel.  Current economic and business trends are also contemplated as part of the reserve analysis.  These include conditions in the real estate and mortgage markets, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience.  Results from the analysis include, but are not limited to, a range of IBNR reserve estimates and a single point estimate for IBNR as of the balance sheet date.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company records a contract asset, and recognizes revenue, upon delivery of certain products related to the closing of a real estate transaction where the Company’s right to payment is subject to the closing of the transaction.  The Company records a contract liability for payments received in advance of revenue recognition for certain products or services. Contract assets and liabilities were not material at December 31, 2021 and 2020.  Revenues recognized during the years ended December 31, 2021, 2020 and 2019 that were included in contract liabilities at the beginning of the respective period were not material.

For information about the Company’s revenues disaggregated by reportable segment see Note 24 Segment Financial Information.

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

Reinsurance

The Company’s title insurance business assumes and cedes large title insurance risks through reinsurance and its property and casualty insurance business purchases reinsurance to limit risk associated with large losses from single events.  Additionally, the Company has limited reinsurance arrangements related to certain products offered through its international operations.  In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer.  The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss.  The primary insurer generally remains liable to its insured for the total risk but is reinsured under the terms of the reinsurance agreement.  The amount of premiums assumed and ceded is recorded as a component of direct premiums and escrow fees on the Company’s consolidated statements of income.  The total amount of premiums assumed and ceded in connection with reinsurance was less than 1.0% of consolidated premium and escrow fees for each of the three years in the period ended December 31, 2021.  Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the years ended December 31, 2021, 2020 and 2019.  For information related to payments and recoveries on reinsured losses for the Company’s property and casualty insurance business see Note 12 Reserve for Known and Incurred But Not Reported Claims.

Escrow deposits and trust assets

The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $10.8 billion and $7.1 billion at December 31, 2021 and 2020, respectively, of which $4.9 billion and $3.1 billion, respectively, were held at First American Trust, FSB (“FA Trust”).  The escrow deposits held at FA Trust are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by FA Trust totaled $4.6 billion and $4.4 billion at December 31, 2021 and 2020, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Like-kind exchanges

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds held by the Company totaled $6.0 billion and $2.9 billion at December 31, 2021 and 2020, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Investor, mortgagor and subservicer deposits

In conducting its residential mortgage loan servicing, subservicing, originations and sales operations, the Company administers cash deposits on behalf of investors, mortgagors and subservicing clients.  Cash deposits, which are held at third-party financial institutions, totaled $433 million at December 31, 2021.  These cash deposits are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.  In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

The Company regularly reviews the financial strength of third-party financial institutions where escrow deposits, like-kind exchange deposits and investor, mortgagor and subserving deposits are held and, based on this review and the fact that all amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation, does not expect any credit losses; therefore the Company has not recorded a liability for credit losses.

Recently Adopted Accounting Pronouncements:

In December 2019, the FASB issued updated guidance intended to simplify and improve the accounting for income taxes.  The updated guidance eliminates certain exceptions and clarifies and amends certain areas of the guidance.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2020.  The adoption of this guidance on a prospective basis, effective January 1, 2021, did not have a material impact on its consolidated financial statements.

NOTE 2.    Exit of Property and Casualty Insurance Business:

In 2020, the Company initiated a plan to exit its property and casualty insurance business, which resulted in the recognition of impairment losses totaling $55 million for the year ended December 31, 2020.  In January 2021, the Company entered into book transfer agreements with two third-party insurers and will seek to non-renew policies that are not transferred.  The Company’s policies in force had declined by approximately 71% as of December 31, 2021 and the Company expects the transfers to be completed by the end of the third quarter of 2022.

The property and casualty insurance business recorded revenues of $119 million, $138 million and $136 million for the years ended December 31, 2021, 2020, and 2019, respectively.  Loss before income taxes for the year ended December 31, 2021, which was partially offset by a gain of $12 million from the sale of the agency operations during 2021, was $17 million.  Losses before income taxes for the years ended December 31, 2020 and 2019 were $86 million and $2 million, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3.    Statutory Restrictions on Investments and Stockholders’ Equity:

Investments totaling $108 million and $115 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2021 and 2020, respectively.

Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders.  As of December 31, 2021, under such regulations, the maximum amount available to the Company from its insurance subsidiaries in 2022, without prior approval from applicable regulators, was dividends of $681 million and loans and advances of $126 million.

The Company’s principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), maintained total statutory capital and surplus of $1.7 billion and $1.5 billion as of December 31, 2021 and 2020, respectively.  Statutory net income for the years ended December 31, 2021, 2020 and 2019 was $654 million, $502 million and $474 million, respectively.  FATICO was in compliance with the minimum statutory capital and surplus requirements as of December 31, 2021.

FATICO is domiciled in Nebraska and its statutory-based financial statements are prepared in accordance with accounting practices prescribed or permitted by the Nebraska Department of Insurance.  The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures Manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the state of Nebraska.  The state of Nebraska has adopted certain prescribed accounting practices that differ from those found in the NAIC SAP.  Specifically, the timing of amounts released from the statutory premium reserve under Nebraska’s required practice differs from NAIC SAP resulting in total statutory capital and surplus that was lower than if reported in accordance with NAIC SAP by $293 million and $268 million at December 31, 2021 and 2020, respectively.

Statutory accounting principles differ in some respects from GAAP, and these differences include, but are not limited to, non-admission of certain assets (principally limitations on deferred tax assets, goodwill, capitalized furniture and equipment, investment in subsidiaries and affiliates, real estate, capitalized software, and premiums and other receivables 90 days past due), reporting of bonds at amortized cost, recognition of credit losses, the lack of recognition of operating lease assets and liabilities on the balance sheet for lease commitments in which the Company is a lessee, changes in the fair values of marketable equity securities, amortization of goodwill, deferral of premiums received as statutory premium reserve, supplemental reserve (if applicable) and exclusion of the incurred but not reported claims reserve.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    Debt Securities:

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized cost	Gross unrealized		Estimated fair value
(in millions)		gains	losses
December 31, 2021
U.S. Treasury bonds	$123	$1	$(1)	$123
Municipal bonds	1,607	59	(17)	1,649
Foreign government bonds	228	2	(3)	227
Governmental agency bonds	175	3	(1)	177
Governmental agency mortgage-backed securities	5,620	34	(47)	5,607
U.S. corporate debt securities	1,071	19	(9)	1,081
Foreign corporate debt securities	493	9	(4)	498
	$9,317	$127	$(82)	$9,362
December 31, 2020
U.S. Treasury bonds	$80	$1	$—	$81
Municipal bonds	1,168	81	(1)	1,248
Foreign government bonds	194	6	(1)	199
Governmental agency bonds	254	10	—	264
Governmental agency mortgage-backed securities	3,402	74	(2)	3,474
U.S. corporate debt securities	638	44	—	682
Foreign corporate debt securities	385	22	—	407
	$6,121	$238	$(4)	$6,355

Sales of debt securities resulted in realized gains of $29 million, $18 million and $12 million, realized losses of $9 million, $3 million and $6 million, and proceeds of $1.1 billion, $759 million and $1.1 billion for the years ended December 31, 2021, 2020 and 2019, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in debt securities in an unrealized loss position, based on length of time, are as follows:

	Less than 12 months		12 months or longer		Total
(in millions)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2021
U.S. Treasury bonds	$76	$(1)	$—	$—	$76	$(1)
Municipal bonds	684	(17)	—	—	684	(17)
Foreign government bonds	103	(1)	33	(2)	136	(3)
Governmental agency bonds	73	(1)	—	—	73	(1)
Governmental agency mortgage-backed securities	4,036	(47)	—	—	4,036	(47)
U.S. corporate debt securities	533	(9)	—	—	533	(9)
Foreign corporate debt securities	234	(4)	—	—	234	(4)
	$5,739	$(80)	$33	$(2)	$5,772	$(82)
December 31, 2020
Municipal bonds	74	(1)	—	—	74	(1)
Foreign government bonds	67	(1)	—	—	67	(1)
Governmental agency mortgage-backed securities	288	(1)	100	(1)	388	(2)
	$429	$(3)	$100	$(1)	$529	$(4)

Based on the Company’s review of its debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, it determined that the losses were due to non-credit factors.  As such, the Company does not consider these securities to be credit impaired at December 31, 2021.

In determining credit losses on its debt securities in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, profitability and stock performance.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in debt securities at December 31, 2021, by contractual maturities, are as follows:

(in millions)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$16	$58	$25	$24	$123
Estimated fair value	$16	$58	$25	$24	$123
Municipal bonds
Amortized cost	24	103	812	668	1,607
Estimated fair value	25	107	829	688	1,649
Foreign government bonds
Amortized cost	38	107	73	10	228
Estimated fair value	38	108	71	10	227
Governmental agency bonds
Amortized cost	18	58	32	67	175
Estimated fair value	18	59	32	68	177
U.S. corporate debt securities
Amortized cost	45	546	402	78	1,071
Estimated fair value	45	553	401	82	1,081
Foreign corporate debt securities
Amortized cost	35	267	145	46	493
Estimated fair value	36	269	145	48	498
Total debt securities, excluding mortgage-backed securities
Amortized cost	$176	$1,139	$1,489	$893	$3,697
Estimated fair value	$178	$1,154	$1,503	$920	$3,755
Total mortgage-backed securities
Amortized cost					5,620
Estimated fair value					5,607
Total debt securities
Amortized cost					$9,317
Estimated fair value					$9,362

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

The composition of the debt securities portfolio at December 31, 2021, by credit rating, is as follows:

	A- or higher A		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
Debt securities:
U.S. Treasury bonds	$123	100.0	$—	—	$—	—	$123
Municipal bonds	1,605	97.3	43	2.6	1	0.1	1,649
Foreign government bonds	214	94.3	10	4.4	3	1.3	227
Governmental agency bonds	177	100.0	—	—	—	—	177
Governmental agency mortgage-backed securities	5,607	100.0	—	—	—	—	5,607
U.S. corporate debt securities	447	41.4	436	40.3	198	18.3	1,081
Foreign corporate debt securities	206	41.4	243	48.8	49	9.8	498
	$8,379	89.5	$732	7.8	$251	2.7	$9,362

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Included in debt securities at December 31, 2021, were bank loans totaling $159 million, of which $154 million were non-investment grade; high yield corporate debt securities totaling $83 million, all of which were non-investment grade; and emerging market debt securities totaling $93 million, of which $13 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at December 31, 2021, by credit rating, is as follows:

	A- or higher A		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
Debt securities:
U.S. Treasury bonds	$76	100.0	$—	—	$—	—	$76
Municipal bonds	666	97.4	17	2.5	1	0.1	684
Foreign government bonds	131	96.4	4	2.9	1	0.7	136
Governmental agency bonds	73	100.0	—	—	—	—	73
Governmental agency mortgage-backed securities	4,036	100.0	—	—	—	—	4,036
U.S. corporate debt securities	252	47.3	177	33.2	104	19.5	533
Foreign corporate debt securities	115	49.2	93	39.7	26	11.1	234
	$5,349	92.7	$291	5.0	$132	2.3	$5,772

Debt securities in an unrealized loss position at December 31, 2021, included bank loans totaling $86 million, of which $84 million were non-investment grade; high yield corporate debt securities totaling $41 million, all of which were non-investment grade; and emerging market debt securities totaling $43 million, of which $6 million were non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    Equity Securities:

Investments in equity securities, by classification, are summarized as follows:

	December 31,
(in millions)	2021	2020
Marketable equity securities	$657	$464
Non-marketable equity securities	441	217
Equity method investments	78	69
	$1,176	$750

Investments in marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized gains (losses)	Estimated fair value
December 31, 2021
Preferred stocks	$17	$—	$17
Common stocks	418	222	640
	$435	$222	$657
December 31, 2020
Preferred stocks	$22	$(3)	$19
Common stocks	354	91	445
	$376	$88	$464

Net gains of $184 million and $49 million resulting from changes in the fair values of marketable equity securities were recognized for the years ended December 31, 2021 and 2020, respectively, which included net unrealized gains of $172 million and $49 million on securities still held at December 31, 2021 and 2020, respectively.  Included in unrealized gains during 2021 were gains of $121 million related to the Company’s investment in Offerpad Solutions Inc., a leading tech-enabled real estate company, which began trading publicly in September 2021.  Net gains and losses resulting from changes in the fair values of marketable equity securities are recognized in net investment gains/losses on the consolidated statements of income.

Investments in non-marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized gains	Carrying amount
December 31, 2021	$215	$226	$441
December 31, 2020	$201	$16	$217

A substantial majority of the Company’s investments in non-marketable equity securities are in private venture-stage companies that operate in the real estate industry and related industries, many of which offer technology-enabled products and services.  Such investments include, at December 31, 2021, the Company’s investments in Orchard Technologies, Inc. with a cost and carrying amount of $41 million and $106 million, respectively, and Side, Inc. with a cost and carrying amount of $10 million and $74 million, respectively.

Unrealized gains of $210 million and $13 million related to investments in private venture-stage companies, which resulted from transactions with observable price changes, were recognized during the years ended December 31, 2021 and 2020, respectively.  All such gains recognized related to securities still held at December 31, 2021 and 2020.  Net gains and losses on non-marketable equity securities are recognized in net investment gains/losses on the consolidated statements of income.

Total unrealized gains recognized by the Company on both its marketable and non-marketable equity securities still held at December 31, 2021 and 2020, totaled $382 million and $65 million for the years ended December 31, 2021 and 2020, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    Allowance for Credit Losses – Accounts Receivable:

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Year Ended December 31,
(in millions)	2021	2020
Balance at beginning of period	$14	$13
Provision for expected credit losses	4	7
Write-offs/recoveries	(4)	(6)
Balance at end of period	$14	$14

NOTE 7.    Property and Equipment:

Property and equipment is summarized as follows:

	December 31,
	2021	2020
	(in millions)
Land	$24	$24
Buildings	185	181
Leasehold improvements	70	69
Furniture and equipment	215	216
Capitalized software	884	792
	1,378	1,282
Accumulated depreciation and amortization	(872)	(837)
	$506	$445

NOTE 8.    Leases:

Lease assets and liabilities are summarized as follows:

	December 31.
(in millions)	2021	2020	Classification
Assets
Operating lease assets	$249	$266	Operating lease assets
Finance lease assets	2	4	Other assets
Total lease assets	$251	$270

Liabilities
Operating lease liabilities	$274	$296	Operating lease liabilities
Finance lease liabilities	3	4	Notes and contracts payable
Total lease liabilities	$277	$300

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of lease expense are summarized as follows:

	Year ended December 31.
(in millions)	2021	2020	2019	Classification
Operating lease cost	$86	$89	$88	Other operating expenses
Finance lease cost:
Amortization of lease assets	2	2	2	Depreciation and amortization
Variable lease cost	31	32	31	Other operating expenses
Short-term lease cost	2	1	1	Other operating expenses
Sublease income	(3)	(3)	(2)	Information and other
Net lease cost	$118	$121	$120

Future minimum lease payments under operating and finance leases with noncancelable lease terms, as of December 31, 2021, are summarized as follows:

(in millions)	Operating Leases	Finance Leases	Total
2022	$88	$2	$90
2023	68	1	69
2024	52	—	52
2025	38	—	38
2026	25	—	25
Thereafter	24	—	24
Total lease payments	295	3	298
Interest	(21)	—	(21)
Present value of lease liabilities	$274	$3	$277

Information related to lease terms and discount rates is summarized as follows:

	December 31,
	2021	2020
Weighted-average remaining lease terms (years):
Operating leases	4	5
Finance leases	2	3
Weighted-average discount rates:
Operating leases	3.40%	3.80%
Finance leases	3.96%	4.03%

Cash flow information related to lease liabilities is summarized as follows:

	Year ended December 31,
(in millions)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$90	$93	$88
Financing cash flows from finance leases	$2	$2	$2
Operating lease assets obtained in exchange for new operating lease liabilities	$59	$54	$55
Finance lease assets obtained in exchange for new finance lease liabilities	$—	$1	$1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.    Goodwill:

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the years ended December 31, 2021 and 2020, is as follows:

	Title Insurance and Services	Specialty Insurance	Total
	(in millions)
Balance as of December 31, 2019
Goodwill	$1,104	$47	$1,151
Accumulated impairment losses	—	—	—
	$1,104	$47	$1,151
Acquisitions	261	—	261
Dispositions	(1)	—	(1)
Impairment losses	—	(34)	(34)
Foreign currency translation	2	—	2
Balance as of December 31, 2020
Goodwill	1,366	47	1,413
Accumulated impairment losses	—	(34)	(34)
	1,366	13	1,379
Acquisitions	209	—	209
Balance as of December 31, 2021
Goodwill	$1,575	$47	$1,622
Accumulated impairment losses	—	(34)	(34)
	$1,575	$13	$1,588

For discussion about the Company’s acquisitions in 2021, see Note 23 Business Combinations.

NOTE 10.    Other Intangible Assets:

Other intangible assets are summarized as follows:

	December 31,
	2021	2020
	(in millions)
Finite-lived intangible assets:
Customer relationships	$203	$173
Noncompete agreements	49	38
Trademarks	32	24
Internal-use software licenses	21	21
Patents	3	3
	308	259
Accumulated amortization	(107)	(82)
	201	177
Indefinite-lived intangible assets:
Licenses	17	17
	$218	$194

Amortization expense for finite-lived intangible assets was $51 million, $43 million and $28 million for the years ended December 31, 2021, 2020 and 2019, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated amortization expense for finite-lived intangible assets for the next five years is summarized as follows:

Year	(in millions)
2022	$53
2023	$45
2024	$36
2025	$28
2026	$23

NOTE 11.    Deposits:

Deposit accounts are summarized as follows:

	December 31,
(dollars in millions)	2021	2020
Escrow accounts:
Interest bearing	$2,792	$1,650
Non-interest bearing	2,083	1,439
	4,875	3,089
Business checking and other deposits (1)	194	188
	$5,069	$3,277
Weighted-average interest rate:
Interest bearing escrow accounts	0.10%	0.13%

(1)	Accounts are primarily non-interest bearing.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12.    Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31,
	2021	2020	2019
	(in millions)
Balance at beginning of year	$1,178	$1,063	$1,042
Provision related to:
Current year	570	532	436
Prior years	19	48	10
	589	580	446
Payments, net of recoveries, related to:
Current year	292	268	227
Prior years	190	203	188
	482	471	415
Other	(1)	6	(10)
Balance at end of year	$1,284	$1,178	$1,063

Current year payments, net of recoveries, include $264 million, $250 million and $211 million for the years ended December 31, 2021, 2020 and 2019, respectively, that relate to the Company’s specialty insurance segment.  Prior year payments, net of recoveries, include $64 million, $57 million and $42 million for the years ended December 31, 2021, 2020 and 2019, respectively, that relate to the Company’s specialty insurance segment.

Payments and recoveries on reinsured losses for the Company’s property and casualty insurance business were immaterial for the year December 31, 2021.  Payments on reinsured losses for the Company’s property and casualty insurance business totaled $4 million, and $21 million, and recoveries totaled $3 million, and $10 million for the years ended December 31, 2020 and 2019, respectively.  Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the years ended December 31, 2021, 2020 and 2019.

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0%, 5.0%, and 4.0% for the years ended December 31, 2021, 2020, and 2019, respectively.

The current year loss rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.

The 2020 loss rate of 5.0% reflected an ultimate loss rate of 4.5% for policy year 2020 and a net increase in the loss reserve estimates for prior policy years of 0.5%, or $26 million.

The 2019 loss rate of 4.0% reflected the ultimate loss rate for policy year 2019 and no change in the loss reserve estimates for prior policy years.

A summary of the Company’s loss reserves is as follows:

(dollars in millions)	December 31, 2021		December 31, 2020
Known title claims	$67	5.2%	$64	5.4%
IBNR title claims	1,143	89.0%	1,026	87.1%
Total title claims	1,210	94.2%	1,090	92.5%
Non-title claims	74	5.8%	88	7.5%
Total loss reserves	$1,284	100.0%	$1,178	100.0%

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Duration Insurance Contracts

Specialty Insurance Segment

The following reflects information as of December 31, 2021 about incurred and paid claims development, net of reinsurance, as well as cumulative claims frequency by claims event, and the total of incurred but not reported claims plus expected development on reported claims included with the net incurred claims amounts.

The information below about incurred and paid claims development for the years ended December 31, 2012 to 2020, is presented as supplementary information.

	Incurred claims and allocated claim adjustment expenses, net of reinsurance										December 31, 2021
Accident	Years ended December 31,										Total of IBNR liabilities plus expected development on reported	Cumulative number of reported
Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021	claims	claims
	(in millions)
2012	$157	159	160	161	161	161	162	162	162	$162	$—	0.7
2013		183	184	185	185	185	185	185	185	185	—	0.8
2014			191	191	191	191	191	191	191	191	—	0.8
2015				222	226	226	227	227	227	227	—	0.9
2016					246	249	252	253	254	253	—	1.0
2017						267	275	278	279	279	—	1.0
2018							264	269	270	267	1	1.1
2019								251	268	266	4	1.1
2020									293	303	5	1.2
2021										307	16	1.2
									Total	$2,440

*Amounts unaudited.

	Cumulative paid claims and allocated claim adjustment expenses, net of reinsurance

Accident	Years ended December 31,
Year	2012*	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021
	(in millions)
2012	$131	154	157	159	160	160	161	162	162	$162
2013		151	180	183	184	184	185	185	185	185
2014			157	186	188	190	190	191	191	191
2015				181	218	223	225	226	226	226
2016					206	243	248	251	252	253
2017						220	267	271	272	275
2018							223	256	262	264
2019								207	252	259
2020									243	293
2021										260
									Total	$2,368
			All outstanding liabilities before 2012, net of reinsurance							—
			Liabilities for claims and claims adjustment expenses, net of reinsurance							$72

*Amounts unaudited.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense at December 31, 2021, is as follows:

December 31, 2021
(in millions)
Liability for unpaid claims and claim adjustment expenses, net of reinsurance:
Specialty insurance	$72
Unallocated claims adjustment expenses:
Specialty insurance	2
Insurance lines other than short-duration:
Title insurance	1,210
Liability for unpaid claims and claims adjustment expenses	$1,284

Supplementary information about average historical claims duration for the Company’s specialty insurance segment as of December 31, 2021, is as follows:

Average annual percentage payout of incurred claims by age, net of reinsurance (unaudited)

Years	1	2	3	4	5	6	7	8	9	10

Annual
payout	83.0%	13.6%	1.6%	0.8%	0.5%	0.1%	0.1%	0.1%	0.0%	0.0%

NOTE 13.    Notes and Contracts Payable:

	December 31,
	2021	2020
	(dollars in millions)
2.40% senior unsecured notes due August 15, 2031, effective interest rate of 2.44%	$650	$—
4.00% senior unsecured notes due May 15, 2030, effective interest rate of 4.05%	450	450
4.60% senior unsecured notes due November 15, 2024, effective interest rate of 4.60%	300	300
4.30% senior unsecured notes due February 1, 2023, effective interest rate of 4.35%	250	250
Trust deed note due November 1, 2023, collateralized by land and buildings with net book values of $37 and $38 at December 31, 2021 and 2020, respectively, fixed interest rate of 5.26%	8	12
Other notes and contracts payable with maturities through 2024, weighted-average interest rates of 4.21% and 4.28% at December 31, 2021 and 2020, respectively	4	6
	1,662	1,018
Unamortized discounts and debt issuance costs	(14)	(7)
	$1,648	$1,011

In August 2021, the Company issued $650 million of 2.40% senior unsecured notes due in 2031. Interest is due semi-annually on February 15 and August 15, beginning February 15, 2022.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2019, the Company entered into a senior unsecured credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto.  The credit agreement, which is comprised of a $700 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350 million.  Unless terminated earlier, the credit agreement will terminate on April 30, 2024.  The obligations of the Company under the credit agreement are neither secured nor guaranteed.  Proceeds under the credit agreement may be used for general corporate purposes.  At December 31, 2021, the Company had no outstanding borrowings under the facility.

At the Company’s election, borrowings of revolving loans under the credit agreement bear interest at (a) the Alternate Base Rate plus the applicable spread or (b) until LIBOR is discontinued, the Adjusted LIBOR rate plus the applicable spread (in each case as defined in the credit agreement).  The Company may select interest periods of one, two, three or six months or (if agreed to by all lenders) such other number of months for Eurodollar borrowings of loans.  The applicable spread varies depending upon the debt rating assigned by Moody’s Investor Service, Inc., Standard & Poor’s Rating Services and/or Fitch Ratings Inc.  The minimum applicable spread for Alternate Base Rate borrowings is 0.25% and the maximum is 1.00%.  The minimum applicable spread for Adjusted LIBOR rate borrowings is 1.25% and the maximum is 2.00%.  The rate of interest on any term loans incurred in connection with the expansion option will be established at or about the time such loans are made and may differ from the rate of interest on revolving loans.

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2021, the Company was in compliance with the financial covenants under the credit agreement.

The aggregate annual maturities for notes and contracts payable for the next five years and thereafter, are summarized as follows:

Year	Annual maturities
(in millions)
2022	$7
2023	255
2024	300
2025	—
2026	—
Thereafter	1,100
$1,662

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.    Net Investment Income:

The components of net investment income are summarized as follows:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Interest on:
Debt securities	$133	$126	$163
Deposits and other investments	47	69	123
Dividends on equity securities	11	11	12
Deferred compensation plan assets	19	13	17
Equity in earnings of affiliates, net	7	6	3
Other	1	—	2
Total investment income	218	225	320
Investment expenses	(3)	(4)	(4)
Net investment income	$215	$221	$316

NOTE 15.    Income Taxes:

For the years ended December 31, 2021, 2020 and 2019, domestic and foreign pretax income, before noncontrolling interests, were $1.5 billion and $93 million, $850 million and $73 million, and $857 million and $48 million, respectively.

Income taxes are summarized as follows:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Current:
Federal	$244	$191	$167
State	37	27	4
Foreign	20	12	8
	301	230	179
Deferred:
Federal	65	(18)	11
State	24	1	2
Foreign	3	10	3
	92	(7)	16
	$393	$223	$195

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s actual income taxes differ from the amounts computed by applying the federal income tax rate of 21% for the years ended December 31, 2021, 2020 and 2019.  A reconciliation of these differences is as follows:

	Year ended December 31,
	2021		2020		2019
	(dollars in millions)
Taxes calculated at federal rate	$345	21.0%	$194	21.0%	$190	21.0%
State taxes, net of federal benefit	48	2.9	22	2.4	18	2.0
Change in liability for tax positions	—	—	—	—	(14)	(1.5)
Foreign income taxed at different rates	1	0.1	5	0.6	1	0.1
Unremitted foreign earnings	1	0.1	(2)	(0.2)	3	0.3
Other items, net	(2)	(0.2)	4	0.3	(3)	(0.3)
	$393	23.9%	$223	24.1%	$195	21.6%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 23.9%, 24.1%, and 21.6% for the years ended December 31, 2021, 2020, and 2019, respectively.  The effective tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and taxable income.  The effective tax rates for 2021 and 2020 reflect benefits related to foreign tax law changes.  The effective tax rate for 2020 also reflects the impairment of nondeductible goodwill relating to the Company’s property and casualty insurance business.  The effective tax rate for 2019 reflects the resolution of state tax matters from prior years.

The primary components of temporary differences that give rise to the Company’s net deferred tax liability are as follows:

	December 31,
	2021	2020
	(in millions)
Deferred tax assets:
Deferred revenue	$11	$9
Employee benefits	102	95
Bad debt reserves	7	7
Pension	30	34
Net operating loss carryforward	10	11
Foreign tax credit	4	7
Operating lease liabilities	58	66
Payroll taxes	5	12
Other	6	5
	233	246
Valuation allowance	(8)	(9)
	225	237
Deferred tax liabilities:
Depreciable and amortizable assets	274	271
Claims and related salvage	89	90
Investments in affiliates	63	7
Securities	65	75
Operating lease assets	52	59
Unremitted foreign earnings	13	12
	556	514
Net deferred tax liability	$331	$277

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law in 2020, allows employers to defer payment of a portion of payroll taxes otherwise due on wages paid between the enactment date and December 31, 2020 and remit the deferred payroll taxes on December 31, 2021 and December 31, 2022.  Under this provision of the CARES Act, the Company deferred $49 million in payroll taxes for 2020 and has recorded the tax impact of $12 million as a deferred tax asset.  In 2021, the Company remitted $22 million of deferred payroll taxes and, as of December 31, 2021, its remaining deferred tax asset was $5 million.

The vesting of RSUs represent a tax benefit that has been reflected as a reduction of income taxes payable and a reduction of income tax expense for the years ended December 31, 2021, 2020 and 2019.  The benefits recorded were $2 million, $4 million and $3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021, the Company had available a $4 million foreign tax credit carryover, net of a valuation allowance.  The Company expects to utilize this credit within the carryover period.

At December 31, 2021, the Company had available net operating loss carryforwards for income tax purposes totaling $63 million, consisting of state and foreign losses of $31 million and $32 million, respectively.  Of the aggregate net operating losses, $23 million has an indefinite expiration and the remaining $40 million expires at various times beginning in 2022.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary.  The factors used by the Company in assessing the likelihood of realization of its deferred tax assets include forecasts of future taxable income and available tax planning strategies that could be implemented.  The Company’s ability or failure to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets.  At December 31, 2021 and 2020, the Company carried a valuation allowance of $8 million and $9 million, respectively.  Of this amount, $7 million and $8 million, respectively, related to net operating losses; the remaining $1 million related to other deferred tax assets.  The decrease in the overall valuation allowance during 2021 was primarily due to the reversal of the allowance previously provided against certain foreign net operating losses and other deferred tax assets.  Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

As of December 31, 2021, 2020 and 2019, the liability for income taxes associated with uncertain tax positions was $8 million, $7 million and $1 million, respectively.  The increases in the liabilities during 2021 and 2020 were primarily attributable to positions taken on the Company’s tax returns for prior years, and the net decrease in the liability during 2019 was primarily the result of the resolution of state tax matters from prior years.  The liabilities could be reduced by $3 million and $2 million as of December 31, 2021 and 2020, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes.  The offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes was not material as of December 31, 2019.  The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Unrecognized tax benefits—beginning balance	$7	$1	$13
Gross increases (decreases)—prior period tax positions	—	5	(9)
Gross increases—current period tax positions	1	1	1
Settlements with taxing authorities	—	—	(4)
Unrecognized tax benefits—ending balance	$8	$7	$1

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.  Accrued interest and penalties, net of tax benefits, related to uncertain tax positions were not material as of December 31, 2021, 2020 and 2019.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions.  The primary non-federal jurisdictions are California, Canada, India and the United Kingdom.  As of December 31, 2021, the Company is generally no longer subject to income tax examinations for U.S. federal, state and non-U.S. jurisdictions for years prior to 2018, 2016, and 2014, respectively.

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

NOTE 16.    Earnings Per Share:

The computation of basic and diluted earnings per share is as follows:

	Year ended December 31,
	2021	2020	2019
	(in millions, except per share data)
Numerator
Net income attributable to the Company	$1,241	$696	$707
Denominator
Basic weighted-average common shares	111.0	112.7	113.1
Effect of dilutive employee stock options and RSUs	0.4	0.3	0.6
Diluted weighted-average common shares	111.4	113.0	113.7
Net income per share attributable to the Company’s stockholders (1)
Basic	$11.18	$6.18	$6.26
Diluted	$11.14	$6.16	$6.22

(1)	Net income per share may not recalculate due to rounding.

For the years ended December 31, 2021 and 2019, RSUs excluded from diluted weighted-average common shares outstanding due to their antidilutive effect were not material.  For the year ended December 31, 2020, 203 thousand RSUs were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.  No stock options have been outstanding since all remaining stock options were exercised during the fourth quarter of 2019.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.    Employee Benefit Plans:

The First American Financial Corporation 401(k) Savings Plan (the “Savings Plan”) allows for employee-elective contributions up to the maximum amount as determined by the Internal Revenue Code.  The Company makes discretionary contributions to the Savings Plan based on profitability, as well as the contributions of participants.  The Savings Plan held 1.7 million shares and 1.8 million shares of the Company’s common stock, representing 1.6% and 1.7% of the Company’s total common shares outstanding at December 31, 2021 and 2020, respectively.  Effective July 1, 2015, additional investments in common stock of the Company are no longer allowed.

The Company maintains a deferred compensation plan for certain employees that allows participants to defer up to 100% of their salary, commissions and certain bonuses.  Participants can allocate their deferrals among a variety of investment crediting options (known as “deemed investments”).  The term deemed investments means that the participant has no ownership interest in the funds they select; the funds are only used to measure the gains or losses that will be attributed to each participant’s deferral account over time.  Participants can elect to have their deferral balance paid out while they are still employed or after their employment ends.  The deferred compensation plan is exempt from most provisions of the Employee Retirement Income Security Act (“ERISA”) because it is only available to a select group of management and highly compensated employees and is not a qualified employee benefit plan.  To preserve the tax-deferred savings advantages of a nonqualified deferred compensation plan, federal law requires that it be unfunded or informally funded.  Participant deferrals, and any earnings on those deferrals, are general unsecured obligations of the Company.  The Company informally funds the deferred compensation plan through a tax-advantaged investment known as variable universal life insurance.  Deferred compensation plan assets are held as an asset of the Company within a special trust, known as a “Rabbi Trust.”  At December 31, 2021 and 2020, the value of the assets held in the Rabbi Trust of $134 million and $116 million, respectively, and the unfunded liabilities of $153 million and $131 million, respectively, were included in the consolidated balance sheets in other assets and pension costs and other retirement plans, respectively.

The Company also has nonqualified, unfunded supplemental benefit plans covering certain management personnel.  The Executive and Management Supplemental Benefit Plans, subject to certain limitations, provide participants with maximum annual benefits of 30% and 15%, respectively, of average annual compensation over a fixed five-year period.  Effective January 1, 2011, the plans were closed to new participants.

Certain of the Company’s subsidiaries have separate savings and employee benefit plans.  Expenses related to these plans and the Company’s deferred compensation plan are included below under other plans, net.

The principal components of employee benefit costs are summarized as follows:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Expense:
Savings plan	$74	$32	$60
Unfunded supplemental benefit plans	11	9	9
Other plans, net	24	19	24
	$109	$60	$93

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the benefit obligations and funded status associated with the Company’s unfunded supplemental benefit plans:

	December 31,
	2021	2020
	(in millions)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$283	$259
Interest costs	5	7
Actuarial (gains) losses	(11)	31
Benefits paid	(15)	(14)
Projected benefit obligation at end of year	262	283
Change in plan assets:
Contributions	14	14
Benefits paid	(14)	(14)
Fair value of plan assets at end of year	—	—
Reconciliation of funded status:
Unfunded status of the plans	$262	$283
Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$262	$283
Amounts recognized in accumulated other comprehensive income/loss:
Unrecognized net actuarial loss	$111	$129
Unrecognized prior service credit	—	(1)
	$111	$128
Accumulated benefit obligation at end of year	$262	$283

Net periodic benefit costs related to the Company’s unfunded supplemental benefit pension plans included the following components:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Expense:
Interest costs	$5	$7	$9
Amortization of net actuarial loss	7	5	4
Amortization of prior service credit	(1)	(3)	(4)
	$11	$9	$9

Net actuarial loss for the unfunded supplemental benefit plans expected to be amortized from accumulated other comprehensive income/loss into net periodic benefit cost during 2022 is $6 million.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average discount rate assumptions used to determine net periodic benefit costs for the Company’s unfunded supplemental benefit plans for the years ended December 31, 2021, 2020 and 2019, are as follows:

	Year ended December 31,
	2021	2020	2019
Discount rates:
Projected benefit obligation	2.49%	3.27%	4.32%
Service cost	3.14%	3.71%	4.55%
Interest cost	1.83%	2.86%	4.00%

The weighted-average discount rate assumptions used to determine the projected benefit obligations for the Company’s unfunded supplemental benefit plans at December 31, 2021 and 2020, are as follows:

	December 31,
	2021	2020
Discount rate	2.89%	2.49%

The discount rate assumptions used for the Company’s benefit plans reflect the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The Company expects to make cash contributions of $16 million to its unfunded supplemental benefit plans during 2022.

Benefit payments, which reflect expected future service, as appropriate, are expected to be made as follows:

Year	(in millions)
2022	$16
2023	$17
2024	$17
2025	$17
2026	$17
Five years thereafter	$79

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18.    Fair Value Measurements:

Certain of the Company’s assets and liabilities are carried at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable equity securities

The fair values of marketable equity securities, including preferred and common stocks, were based on quoted market prices for identical assets that are readily and regularly available in an active market.

The following tables present the fair values of the Company’s assets and liabilities, measured on a recurring basis, as of December 31, 2021 and 2020:

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2021
Assets:
Debt securities:
U.S. Treasury bonds	$123	$—	$123	$—
Municipal bonds	1,649	—	1,649	—
Foreign government bonds	227	—	227	—
Governmental agency bonds	177	—	177	—
Governmental agency mortgage-backed securities	5,607	—	5,607	—
U.S. corporate debt securities	1,081	—	1,081	—
Foreign corporate debt securities	498	—	498	—
	9,362	—	9,362	—
Marketable equity securities:
Preferred stocks	17	17	—	—
Common stocks	640	640	—	—
	657	657	—	—
Servicing related assets	27	—	11	16
Total assets	$10,046	$657	$9,373	$16
Liabilities:
Servicing related liabilities	$9	$—	$—	$9
Total liabilities	$9	$—	$—	$9

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Debt securities:
U.S. Treasury bonds	$81	$—	$81	$—
Municipal bonds	1,248	—	1,248	—
Foreign government bonds	199	—	199	—
Governmental agency bonds	264	—	264	—
Governmental agency mortgage-backed securities	3,474	—	3,474	—
U.S. corporate debt securities	682	—	682	—
Foreign corporate debt securities	407	—	407	—
	6,355	—	6,355	—
Marketable equity securities:
Preferred stocks	19	19	—	—
Common stocks	445	445	—	—
	464	464	—	—
Total assets	$6,819	$464	$6,355	$—

There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2021 and 2020.  Transfers into or out of the Level 3 category occur when unobservable inputs become either more, or less, significant to the fair value measurement.  The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

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

Loans eligible for repurchase

As the Company has the unilateral right to repurchase these loans at the unpaid principal balance, the carrying amount, which is based on the unpaid principal balance, approximates fair value.

Secured financings payable (excluding servicing related liabilities)

The carrying amount of secured financings payable approximates fair value due to the short-term nature of these liabilities.

Liability for loans eligible for repurchase

As the Company has the unilateral right to repurchase these loans at the unpaid principal balance, the carrying amount, which is based on the unpaid principal balance, approximates fair value.

Notes and contracts payable

The fair value of notes and contracts payable is estimated based on current rates offered for debt of similar remaining maturities.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2021 and 2020:

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2021
Assets:
Cash and cash equivalents	$1,228	$1,228	$1,228	$—	$—
Deposits with banks	$58	$58	$13	$45	$—
Notes receivable, net	$32	$32	$—	$—	$32
Secured financings receivable	$565	$565	$—	$565	$—
Loans eligible for repurchase	$47	$47	$—	$47	$—
Liabilities:
Secured financings payable (1)	$529	$529	$—	$529	$—
Liability for loans eligible for repurchase	$47	$47	$—	$47	$—
Notes and contracts payable	$1,648	$1,724	$—	$1,720	$4

(1)	Excludes servicing related liabilities, which are measured at fair value on a recurring basis.

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Cash and cash equivalents	$1,275	$1,275	$1,275	$—	$—
Deposits with banks	$46	$46	$6	$40	$—
Notes receivable, net	$30	$30	$—	$—	$30
Secured financings receivable	$748	$748	$—	$748	$—
Liabilities:
Secured financings payable	$516	$516	$—	$516	$—
Notes and contracts payable	$1,011	$1,131	$—	$1,125	$6

Assets measured at fair value on a non-recurring basis

The Company measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount may not be recoverable.  These assets generally include goodwill, title plants and other indexes, other intangible assets, property and equipment, equity-method investments and non-marketable equity securities.

In connection with the Company’s decision to exit the property and casualty insurance business in 2020, the Company recognized impairment losses of $34 million, $18 million and $3 million to goodwill, property and equipment and other intangible assets, respectively, for the year ended December 31, 2020. The impairment charges were determined based on fair values utilizing Level 3 unobservable inputs.  See Note 2 Exit of Property and Casualty Insurance Business for further information on the exit of the business.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 19.    Share-Based Compensation Plans:

The First American Financial Corporation 2020 Incentive Compensation Plan (the “Incentive Compensation Plan”), effective January 22, 2020, permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance shares and other stock-based awards.  Eligible participants, which include the Company’s directors and officers, as well as other employees, may elect to defer the distribution of their RSUs to a future date beyond the scheduled vesting date.  At December 31, 2021, 2.7 million shares of common stock remain available to be issued from either authorized and unissued shares or previously issued shares acquired by the Company, subject to certain annual limits based on the type of award granted.  The Incentive Compensation Plan terminates 10 years from its effective date unless canceled by the Company’s board of directors.

The First American Financial Corporation 2010 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the option to purchase common stock of the Company at 85% of the lower of the closing price on either the first or last day of each quarterly offering period.  There were 0.5 million shares issued in connection with this plan for the years ended December 31, 2021 and 2020 and 0.4 million for the year ended December 31, 2019.  At December 31, 2021, there were 0.6 million shares reserved for future issuances.

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Year ended December 31,
	2021	2020	2019
	(in millions)
Expense:
RSUs	$48	$47	$38
Employee stock purchase plan	6	5	4
	$54	$52	$42

The following table summarizes RSU activity for the year ended December 31, 2021:

(in millions, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2020	0.9	$57.24
Granted during 2021	0.9	56.65
Vested during 2021	(0.9)	55.78
Unvested at December 31, 2021	0.9	$58.11

As of December 31, 2021, there was $26 million of total unrecognized compensation cost related to unvested RSUs that is expected to be recognized over a weighted-average period of 2.1 years.  The fair value of RSUs is generally based on the market value of the Company’s shares on the date of grant.  The weighted-average grant-date fair value of RSUs was $56.65, $63.14 and $51.46 for the years ended December 31, 2021, 2020 and 2019, respectively.  The total fair value of shares distributed for the years ended December 31, 2021, 2020 and 2019 was $49 million, $56 million and $51 million, respectively.  At December 31, 2021, 1.1 million shares were vested but not distributed.

NOTE 20.    Stockholders’ Equity:

In August 2021, the Company’s board of directors approved an increase in size of the Company’s stock repurchase plan from $300 million to $600 million, of which $443 million remained as of December 31, 2021.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  During the year ended December 31, 2021, the Company repurchased and retired 1.7 million shares of its common stock for a total purchase price of $99 million and, as of December 31, 2021, had repurchased and retired 2.9 million shares of its common stock under the current authorization for a total purchase price of $157 million.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21.    Accumulated Other Comprehensive Income (Loss) (“AOCI”):

The following table presents a summary of the changes in each component of AOCI for the years ended December 31, 2021, 2020 and 2019:

	First American Financial Corporation
(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2018	$(41)	$(66)	$(53)	$(160)
Change in unrealized gains (losses) on debt securities	164	—	—	164
Change in foreign currency translation adjustment	—	15	—	15
Net actuarial loss	—	—	(27)	(27)
Amortization of net actuarial loss	—	—	4	4
Amortization of prior service credit	—	—	(4)	(4)
Tax effect	(39)	(1)	7	(33)
Balance at December 31, 2019	84	(52)	(73)	(41)
Change in unrealized gains (losses) on debt securities	116	—	—	116
Change in unrealized gains (losses) on debt securities for which credit-related portion was recognized in earnings	1	—	—	1
Change in foreign currency translation adjustment	—	14	—	14
Net actuarial loss	—	—	(31)	(31)
Amortization of net actuarial loss	—	—	5	5
Amortization of prior service credit	—	—	(3)	(3)
Tax effect	(29)	—	8	(21)
Balance at December 31, 2020	$172	$(38)	$(94)	$40
Change in unrealized gains (losses) on debt securities	(189)	—	—	(189)
Change in foreign currency translation adjustment	—	(2)	—	(2)
Net actuarial gain	—	—	11	11
Amortization of net actuarial loss	—	—	7	7
Amortization of prior service credit	—	—	(1)	(1)
Tax effect	46	1	(5)	42
Balance at December 31, 2021	$29	$(39)	$(82)	$(92)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2021, 2020 and 2019:

	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
	(in millions)
Year ended December 31, 2021
Pretax change before reclassifications	$(169)	$(2)	$11	$(160)
Reclassifications out of AOCI	(20)	—	6	(14)
Tax effect	46	1	(5)	42
Total other comprehensive income (loss), net of tax	$(143)	$(1)	$12	$(132)
Year ended December 31, 2020
Pretax change before reclassifications	$125	$14	$(31)	$108
Reclassifications out of AOCI	(8)	—	2	(6)
Tax effect	(29)	—	8	(21)
Total other comprehensive income (loss), net of tax	$88	$14	$(21)	$81
Year ended December 31, 2019
Pretax change before reclassifications	$168	$15	$(27)	$156
Reclassifications out of AOCI	(4)	—	—	(4)
Tax effect	(39)	(1)	7	(33)
Total other comprehensive income (loss), net of tax	$125	$14	$(20)	$119

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the consolidated statements of income:

	Amounts reclassified from AOCI
	Year ended December 31,
(in millions)	2021	2020	2019	Affected line items
Unrealized gains (losses) on debt securities:
Net realized gains on sales of debt securities	$20	$15	$4	Net investment gains
Credit losses recognized on debt securities	—	(7)	—	Net investment gains
Pretax total	$20	$8	$4
Tax effect	$(5)	$(2)	$(1)
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(7)	$(5)	$(4)	Other operating expenses
Amortization of prior service credit	1	3	4	Other operating expenses
Pretax total	$(6)	$(2)	$—
Tax effect	$2	$1	$—

(1)	Amounts are components of net periodic cost. See Note 17 Employee Benefit Plans for additional details.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22.    Litigation and Regulatory Contingencies:

The Company and its subsidiaries are parties to a number of lawsuits and are also involved in numerous ongoing routine legal and regulatory proceedings related to their operations.  These lawsuits and proceedings frequently are similar in nature to other lawsuits and proceedings pending against the Company’s competitors.  When the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded.  Actual losses may materially differ from the amounts recorded.

With respect to the Company’s outstanding ordinary course lawsuits and proceedings, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Our ordinary course lawsuits include a class action and putative class action lawsuits, which challenge practices in the Company’s title insurance and services business and property and casualty insurance business.

The Company and/or its subsidiaries are also parties to consumer class actions and a securities class action in connection with the information security incident that occurred during the second quarter of 2019.  All of these lawsuits are putative class actions for which a class has not been certified.  Due to the complexity and uncertainty involved with these class action lawsuits, including the requirements for the certification of a class, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss of these lawsuits.  While these lawsuits could be material to the Company’s financial results in any particular period if an unfavorable outcome results, the Company does not believe that any of these lawsuits will have a material adverse effect on the Company’s overall financial condition, results of operations or cash flows.

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

The Company’s title insurance, property and casualty insurance, home warranty, mortgage servicing and subservicing, banking, thrift, trust and wealth management businesses are regulated by various federal, state and local governmental agencies.  Many of the Company’s other businesses operate within statutory guidelines.  Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies.  Currently, governmental agencies are examining or investigating certain of the Company’s operations. Exams and investigations by governmental agencies include an investigation initiated in connection with the information security incident that occurred during the second quarter of 2019 by the New York Department of Financial Services.  The New York Department of Financial Services has alleged violations of its cyber security requirements for financial services companies and filed a statement of charges on July 22, 2020, as amended on March 10, 2021, and the previously scheduled administrative hearing has been postponed and not rescheduled.  While the ultimate disposition of the New York Department of Financial Services matter is not yet determinable, the Company does not believe that it or any of the other pending examinations or investigations will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Some of these exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 23.    Business Combinations:

During the year ended December 31, 2021, the Company completed acquisitions for an aggregate purchase price of $257 million in cash and contingent consideration, subject to earnout provisions, up to a maximum of an additional $124 million in cash.  For acquisitions in which the Company has not completed its purchase price allocation, preliminary fair value estimates for the assets acquired and liabilities assumed have been recorded.  These acquisitions have been included in the Company’s title insurance and services segment.

Current year acquisitions included the purchase of all the remaining interest in a residential mortgage subservicing company in October 2021 and the purchase of a leading provider of escrow and escrow related ancillary services for real estate transactions within the Southern California region in December 2021.  The purchase price for these transactions included $145 million in cash and contingent consideration, subject to earnout provisions, up to a maximum payout of $124 million in additional cash.  The potential payout under the earnout provisions is based on the achievement of certain performance metrics through 2026. In connection with these purchases, the Company recorded preliminary fair values for goodwill, other intangible assets, mortgage servicing rights, mortgage loans held for sale, loans eligible for repurchase and excess servicing spread financing of $131 million, $39 million, $15 million, $5 million, $70 million and $10 million, respectively.

NOTE 24.    Segment Financial Information:

Selected financial information about the Company’s operations, by segment, for the years ended December 31, 2021, 2020 and 2019, is as follows:

	Revenues	Depreciation and amortization	Income (loss) before income taxes	Assets	Capital expenditures
	(in millions)
2021
Title Insurance and Services	$8,320	$152	$1,358	$15,058	$168
Specialty Insurance	541	6	36	557	4
Corporate	362	—	248	1,829	—
Eliminations	(2)	—	—	(993)	—
	$9,221	$158	$1,642	$16,451	$172
2020
Title Insurance and Services	$6,535	$141	$1,026	$11,922	$117
Specialty Insurance	532	8	(25)	645	4
Corporate	21	—	(78)	737	—
Eliminations	(2)	—	—	(508)	—
	$7,086	$149	$923	$12,796	$121
2019
Title Insurance and Services	$5,676	$122	$912	$10,349	$101
Specialty Insurance	506	7	67	640	10
Corporate	22	—	(74)	575	—
Eliminations	(2)	—	—	(45)	—
	$6,202	$129	$905	$11,519	$111

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
2021	(in millions)
Title Insurance and Services	$3,100	$3,757	$1,203	$188	$72	$8,320
Specialty Insurance	498	—	13	7	23	541
Corporate	—	—	—	21	341	362
	$3,598	$3,757	$1,216	$216	$436	$9,223
2020
Title Insurance and Services	$2,490	$2,759	$1,001	$199	$86	$6,535
Specialty Insurance	498	—	13	9	12	532
Corporate	—	—	—	14	7	21
	$2,988	$2,759	$1,014	$222	$105	$7,088
2019
Title Insurance and Services	$2,188	$2,373	$776	$284	$55	$5,676
Specialty Insurance	471	—	13	11	11	506
Corporate	—	—	—	22	—	22
	$2,659	$2,373	$789	$317	$66	$6,204

The Company’s title insurance and services segment offers title insurance, closing services and similar or related products and services both domestically and internationally. The operations of the Company’s specialty insurance and corporate segments are entirely domestic.

Domestic and foreign revenues from external customers for the title insurance and services segment are as follows:

	Year Ended December 31,
	2021		2020		2019
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in millions)
Revenues	$7,872	$448	$6,193	$342	$5,375	$301

Domestic and foreign long-lived assets for the title insurance and services segment are as follows:

	December 31,
	2021		2020		2019
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in millions)
Long-lived assets	$945	$51	$957	$60	$982	$66

NOTE 25.    Subsequent Events:

On January 12, 2022 the Company announced the signing of a definitive agreement to acquire a California-based provider of title insurance, underwriting and escrow services for residential and commercial real estate transactions for a purchase price of $300 million in cash.  The transaction, which is subject to certain customary closing conditions, including certain regulatory reviews, will be funded through operating cash.

SCHEDULE I

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

December 31, 2021

Column A	Column B	Column C		Column D
Type of investment	Cost	Market value		Amount at which shown in the balance sheet
Deposits with banks:
Consolidated	$58	$58		$58
Debt securities:
U.S. Treasury bonds
Consolidated	$123	$123		$123
Municipal bonds
Consolidated	$1,607	$1,649		$1,649
Foreign government bonds
Consolidated	$228	$227		$227
Governmental agency bonds
Consolidated	$175	$177		$177
Governmental agency mortgage-backed securities
Consolidated	$5,620	$5,607		$5,607
U.S. corporate debt securities
Consolidated	$1,071	$1,081		$1,081
Foreign corporate debt securities
Consolidated	$493	$498		$498
Total debt securities:
Consolidated	$9,317	$9,362		$9,362
Equity securities:
Consolidated	$728	$1,176	(1)	$1,176
Notes receivable, net:
Consolidated	$32	$32		$32
Total investments:
Consolidated	$10,135	$10,628		$10,628

(1)	Included in equity securities are non-marketable equity securities and equity method investments. Estimates of fair value for these investments could not be made without incurring excessive costs.

SCHEDULE II

1 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED BALANCE SHEETS

(in millions, except par values)

	December 31,
	2021	2020
Assets
Cash and cash equivalents	$925	$207
Dividends receivable	—	30
Due from subsidiaries, net	79	285
Income taxes receivable	11	1
Investment in subsidiaries	6,862	5,946
Equity securities	206	94
Deferred income taxes	14	14
Other assets	137	121
	$8,234	$6,698
Liabilities and Equity
Accounts payable and other accrued liabilities	$30	$22
Pension costs and other retirement plans	416	416
Income taxes payable	24	54
Deferred income taxes	345	291
Notes and contracts payable	1,636	993
	2,451	1,776
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares;
Outstanding—109.7 shares and 110.4 shares	—	—
Additional paid-in capital	2,179	2,215
Retained earnings	3,680	2,655
Accumulated other comprehensive (loss) income	(92)	40
Total stockholders’ equity	5,767	4,910
Noncontrolling interests	16	12
Total equity	5,783	4,922
	$8,234	$6,698

See Notes to Condensed Financial Statements

SCHEDULE II

2 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF INCOME

(in millions)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Dividends from subsidiaries	$622	$604	$385
Other income	19	14	21
Net investment gains	121	7	—
	762	625	406
Expenses:
Other expenses	84	69	67
Income before income taxes and equity in undistributed earnings of subsidiaries	678	556	339
Income taxes	162	134	73
Equity in undistributed earnings of subsidiaries	733	278	444
Net income	1,249	700	710
Less: Net income attributable to noncontrolling interests	8	4	3
Net income attributable to the Company	$1,241	$696	$707

See Notes to Condensed Financial Statements

SCHEDULE II

3 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income	$1,249	$700	$710
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	(143)	88	125
Foreign currency translation adjustment	(1)	14	14
Pension benefit adjustment	12	(21)	(20)
Total other comprehensive (loss) income, net of tax	(132)	81	119
Comprehensive income	1,117	781	829
Less: Comprehensive income attributable to noncontrolling interests	8	4	3
Comprehensive income attributable to the Company	$1,109	$777	$826

See Notes to Condensed Financial Statements

SCHEDULE II

4 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Cash provided by operating activities	$641	$600	$356
Cash flows from investing activities:
Net cash effect of acquisitions	—	—	(15)
Net payments to subsidiaries	(259)	(668)	(58)
Purchases of equity securities	—	(19)	(77)
Proceeds from sales of property and equipment	—	7	—
Cash used for investing activities	(259)	(680)	(150)
Cash flows from financing activities:
Net proceeds from issuance of unsecured senior notes	642	444	—
Borrowings under unsecured credit facility	—	120	160
Repayments of borrowings under unsecured credit facility	—	(280)	(160)
Net proceeds (payments) in connection with share-based compensation	6	(1)	(1)
Repurchases of Company shares	(99)	(139)	(2)
Payments of cash dividends	(213)	(199)	(188)
Cash provided by (used for) financing activities	336	(55)	(191)
Net increase (decrease) in cash and cash equivalents	718	(135)	15
Cash and cash equivalents—Beginning of period	207	342	327
Cash and cash equivalents—End of period	$925	$207	$342

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

NOTE 2.    Dividends Received:

The holding company received cash dividends from subsidiaries of $624 million, $574 million and $385 million for the years ended December 31, 2021, 2020 and 2019, respectively.

SCHEDULE III

1 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2021
Title Insurance and Services	$—	$1,210	$6
Specialty Insurance	24	74	218
Total	$24	$1,284	$224
2020
Title Insurance and Services	$—	$1,090	$5
Specialty Insurance	35	88	267
Total	$35	$1,178	$272

SCHEDULE III

2 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Premiums and escrow fees	Net investment income (1)	Loss provision	Amortization of deferred policy acquisition costs (credits)	Other operating expenses	Premiums written
2021
Title Insurance and Services	$6,857	$260	$275	$—	$1,198	$—
Specialty Insurance	498	30	314	11	89	450
Corporate	—	362	—	—	37	—
Eliminations	—	(1)	—	—	(1)	—
Total	$7,355	$651	$589	$11	$1,323	$450
2020
Title Insurance and Services	$5,249	$285	$263	$—	$1,000	$—
Specialty Insurance	498	21	317	(2)	83	520
Corporate	—	21	—	—	37	—
Eliminations	—	(1)	—	—	(1)	—
Total	$5,747	$326	$580	$(2)	$1,119	$520
2019
Title Insurance and Services	$4,561	$339	$182	$—	$805	$—
Specialty Insurance	471	22	264	(1)	81	482
Corporate	—	22	—	—	38	—
Eliminations	—	(1)	—	—	(1)	—
Total	$5,032	$382	$446	$(1)	$923	$482

(1)

Includes net investment income and net investment gains (losses).

SCHEDULE IV

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(dollars in millions)

Segment	Premiums and escrow fees before reinsurance	Ceded to other companies	Assumed from other companies	Premiums and escrow fees	Percentage of amount assumed to premiums and escrow fees
Title Insurance and Services
2021	$6,879	$22	$—	$6,857	0.0%
2020	$5,265	$16	$—	$5,249	0.0%
2019	$4,573	$13	$1	$4,561	0.0%
Specialty Insurance
2021	$504	$6	$—	$498	0.0%
2020	$508	$10	$—	$498	0.0%
2019	$483	$12	$—	$471	0.0%

SCHEDULE V

1 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Year Ended December 31, 2021

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$14	$4	$—	$4	(1)	$14
Reserve for known and incurred but not reported claims:
Consolidated	$1,178	$589	$(1)	$482	(2)	$1,284
Reserve deducted from deferred income taxes:
Consolidated	$9	$—	$—	$1		$8

(1)Amount represents accounts written off, net of recoveries.

(2)Amount represents claim payments, net of recoveries.

SCHEDULE V

2 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Year Ended December 31, 2020

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$13	$7	$—	$6	(1)	$14
Reserve for known and incurred but not reported claims:
Consolidated	$1,063	$580	$6	$471	(2)	$1,178
Reserve deducted from deferred income taxes:
Consolidated	$10	$—	$—	$1		$9

(1)Amount represents accounts written off, net of recoveries.

(2)Amount represents claim payments, net of recoveries.

SCHEDULE V

3 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Year Ended December 31, 2019

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$14	$4	$—	$5	(1)	$13
Reserve for known and incurred but not reported claims:
Consolidated	$1,042	$446	$(10)	$415	(2)	$1,063
Reserve deducted from deferred income taxes:
Consolidated	$11	$—	$—	$1		$10

(1)Amount represents accounts written off, net of recoveries.

(2)Amount represents claim payments, net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of December 31, 2021, the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013).  Based on that assessment under the framework in Internal Control—Integrated Framework (2013), management determined that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements provided in Item 8, above, has issued a report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

On February 11, 2022, the Company entered into amended and restated employment agreements with Kenneth D. DeGiorgio, Christopher M. Leavell and Mark E. Seaton.  Pursuant to the amendments, the term of each of the revised agreements was extended by one year and now expires on December 31, 2024.  Each of the revised agreements incorporates the executive’s base salary at the time of the approval of the extension.  Mr. DeGiorgio’s agreement also reflects his promotion from president to chief executive officer.  The description of the amended and restated employment agreements provided herein is qualified in its entirety by reference to the employment agreements, which are attached hereto as Exhibits 10.8 to 10.10.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Items 10 through 14 of this report is expected to be set forth in the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2021 for the Company’s upcoming 2022 meeting of stockholders (the “2022 Proxy Statement”).  If the 2022 Proxy Statement is not filed within 120 days after the fiscal year ended December 31, 2021, the Company will file an amendment to this Annual Report on Form 10-K to include the information required by Items 10 through 14.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth under the captions “Information Regarding the Nominees for Election,” “Information Regarding the Other Incumbent Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” if any, “Code of Ethics” and “Board and Committee Meetings” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this Item will be set forth under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans,” “Who are the largest principal stockholders outside of management?” and “Security Ownership of Management” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth under the captions “Independence of Directors” and “Transactions and Litigation with Management and Others” in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this Item will be set forth under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-approval of Audit and Permissible Nonaudit Services of Independent Auditor” in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a	)	1. & 2.	Financial Statements and Financial Statement Schedules
The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 45 in Item 8 of Part II of this report.
3.

Exhibits. Each management contract or compensatory plan or arrangement in which any director or named executive officer of First American Financial Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. §229.402(a)(3)), participates that is included among the exhibits listed on the Exhibit Index is identified on the Exhibit Index by an asterisk (*).

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed June 1, 2010.

3.2	Bylaws of First American Financial Corporation, amended and restated effective as of January 19, 2022.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed January 21, 2022.

4.1	Description of the Registrant’s Securities.	Attached.

4.2	Indenture, dated as of January 24, 2013, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.1 to the Form S-3ASR filed January 24, 2013.

4.3	First Supplemental Indenture, dated as of January 29, 2013, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed January 29, 2013.

4.4	Second Supplemental Indenture, dated as of November 10, 2014, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed November 10, 2014.

4.4	Third Supplemental Indenture, dated as of May 15, 2020, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed May 15, 2020.

4.5	Fourth Supplemental Indenture, dated as of May 15, 2020, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed August 3, 2021.

4.6	Form of 4.30% Senior Notes due 2023.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K filed January 29, 2013.

4.7	Form of 4.60% Senior Notes due 2024.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K filed November 10, 2014.

4.8	Form of 4.00% Senior Notes due 2030.	Incorporated by reference herein to Exhibit A to Exhibit 4.2 to the Current Report on Form 8-K filed May 15, 2020.

4.9	Form of 2.40% Senior Notes due 2031.	Incorporated by reference herein to Exhibit A to Exhibit 4.2 to the Current Report on Form 8-K filed August 3, 2021.

Exhibit No.	Description	Location
10.1	Separation and Distribution Agreement by and between The First American Corporation (n/k/a CoreLogic, Inc.) and First American Financial Corporation dated as of June 1, 2010.	Incorporated by reference herein to Exhibit 10.1 to the Current Report on Form 8-K filed June 1, 2010.

10.2	Credit Agreement dated as of April 30, 2019, among First American Financial Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

*10.3	First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Incorporated by reference herein to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.3.1	Amendment No. 1, dated January 21, 2015, to First American Financial Corporation Executive Supplemental Benefit Plan.	Incorporated by reference herein to Exhibit 10.5.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*10.4	First American Financial Corporation Deferred Compensation Plan, amended and restated effective as of January 1, 2012.	Incorporated by reference herein to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2011.

*10.4.1	First Amendment, effective July 1, 2015, to the First American Financial Corporation Deferred Compensation Plan.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

*10.4.2	Second Amendment, effective July 1, 2017, to the First American Financial Corporation Deferred Compensation Plan.	Incorporated by reference herein to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

*10.5	First American Financial Corporation 2010 Incentive Compensation Plan, amended and restated effective as of February 4, 2019.	Incorporated by reference herein to Exhibit 10.6 to the 10-K for the fiscal year ended December 31, 2018.

*10.5.1.	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 23, 2018.	Incorporated by reference herein to Exhibit 10.6.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

*10.5.2	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 4, 2019.	Incorporated by reference herein to Exhibit 10.6.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

*10.5.3	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 21, 2020.	Incorporated by reference herein to Exhibit 10.6.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

*10.6	First American Financial Corporation 2020 Incentive Compensation Plan, approved May 5, 2020.	Incorporated by reference herein to Appendix B to the Proxy Statement on Schedule 14A filed March 31, 2020.

*10.6.1

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 19, 2021.

Incorporated by reference herein to Exhibit 10.6.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

*10.6.2

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved February 2, 2022.

Attached.

Exhibit No.	Description	Location
*10.6.3	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 19, 2021.	Incorporated by reference herein to Exhibit 10.6.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

*10.6.4	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 2, 2022.	Attached.

*10.6.5	Form of Performance Restricted Stock Unit Grant (Employee) and Performance Restricted Stock Unit Award Agreement (Employee), approved February 2, 2022.	Attached.

*10.7	Employment Agreement, dated February 11, 2021, between First American Financial Corporation and Dennis J. Gilmore.	Incorporated by reference herein to Exhibit 10.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

*10.8	Employment Agreement, dated February 11, 2022, between First American Financial Corporation and Kenneth D. DeGiorgio.	Attached.

*10.9	Employment Agreement, dated February 11, 2022, between First American Financial Corporation and Christopher M. Leavell.	Attached.

*10.10	Employment Agreement, dated February 11, 2022, between First American Financial Corporation and Mark E. Seaton.	Attached.

*10.11	First American Financial Corporation Form of Amended and Restated Change in Control Agreement as of December 31, 2010.	Incorporated by reference herein to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

21	Subsidiaries of the registrant.	Attached.

23	Consent of Independent Registered Public Accounting Firm.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	N/A.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

Exhibit No.	Description	Location

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	N/A.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

By	/S/ Kenneth D. DeGiorgio
Kenneth D. DeGiorgio
Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2022

By	/S/ MARK E. SEATON
Mark E. Seaton
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: February 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Kenneth D. DeGiorgio Kenneth D. DeGiorgio	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2022

/S/ Mark E. Seaton Mark E. Seaton	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 17, 2022

/S/ Steven A. Adams Steven A. Adams	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2022

/S/ Dennis J. Gilmore Dennis J. Gilmore	Chairman of the Board of Directors	February 17, 2022

/S/ JAMES L. DOTI James L. Doti	Director	February 17, 2022

/S/ REGINALD H. GILYARD Reginald H. Gilyard	Director	February 17, 2022

/S/ Parker S. Kennedy Parker S. Kennedy	Director	February 17, 2022

/S/ MARGARET M. MCCARTHY Margaret M. McCarthy	Director	February 17, 2022

/S/ MICHAEL D. MCKEE Michael D. McKee	Director	February 17, 2022

/S/ THOMAS V. MCKERNAN Thomas V. McKernan	Director	February 17, 2022

Signature	Title	Date
/S/ Mark C. Oman Mark C. Oman	Director	February 17, 2022

/S/ MARTHA B. WYRSCH Martha B. Wyrsch	Director	February 17, 2022