Form 10-Q
period 2022-03-31
First American Financial Corp
filed 2022-04-29
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

On April 25, 2022 there were 107,405,227 shares of common stock outstanding.

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN CONDITIONS OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	REGULATORY OVERSIGHT AND CHANGES IN APPLICABLE LAWS AND GOVERNMENT REGULATIONS, INCLUDING PRIVACY AND DATA PROTECTION LAWS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	REGULATION OF TITLE INSURANCE RATES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	CLIMATE CHANGE, HEALTH CRISES, SEVERE WEATHER CONDITIONS AND OTHER CATASTROPHE EVENTS;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO OR VENTURE INVESTMENT PORTFOLIO;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MANAGEMENT FRAMEWORK OR USE OF MODELS;
•	SYSTEMS DAMAGE, FAILURES, INTERRUPTIONS, CYBERATTACKS AND INTRUSIONS, OR UNAUTHORIZED DATA DISCLOSURES;
•	INNOVATION EFFORTS OF THE COMPANY AND OTHER INDUSTRY PARTICIPANTS AND ANY RELATED MARKET DISRUPTION;
•	ERRORS AND FRAUD INVOLVING THE TRANSFER OF FUNDS;
•	FAILURES TO RECRUIT AND RETAIN QUALIFIED PERSONNEL;

•	THE COMPANY’S USE OF A GLOBAL WORKFORCE;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS; AND
•	OTHER FACTORS DESCRIBED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN ITEM 1A OF PART II.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE.  THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in millions, except par values)

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,704	$1,228
Accounts and accrued income receivable, less allowances of $14 and $14	464	441
Income taxes receivable	92	11
Investments:
Deposits with banks	56	58
Debt securities, includes pledged securities of $89 and $91 (amortized cost of $9,388 and $9,317)	8,937	9,362
Equity securities	1,094	1,176
	10,087	10,596
Secured financings receivable	606	565
Property and equipment, net	523	506
Operating lease assets	243	249
Title plants and other indexes	588	587
Deferred income taxes	14	14
Goodwill	1,598	1,588
Other intangible assets, net	208	218
Other assets	400	448
	$16,527	$16,451
Liabilities and Equity
Deposits	$5,773	$5,069
Accounts payable and accrued liabilities	1,051	1,262
Deferred revenue	201	224
Reserve for known and incurred but not reported claims	1,301	1,284
Income taxes payable	6	24
Deferred income taxes	345	345
Operating lease liabilities	266	274
Secured financings payable	558	538
Notes and contracts payable	1,647	1,648
	11,148	10,668
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares; Outstanding—108.7 shares and 109.7 shares	—	—
Additional paid-in capital	2,103	2,179
Retained earnings	3,721	3,680
Accumulated other comprehensive loss	(461)	(92)
Total stockholders’ equity	5,363	5,767
Noncontrolling interests	16	16
Total equity	5,379	5,783
	$16,527	$16,451

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues
Direct premiums and escrow fees	$774	$786
Agent premiums	948	845
Information and other	309	279
Net investment income	46	49
Net investment (losses) gains (realized gains of $50 and $5)	(43)	67
	2,034	2,026
Expenses
Personnel costs	602	535
Premiums retained by agents	758	671
Other operating expenses	337	296
Provision for policy losses and other claims	122	140
Depreciation and amortization	41	38
Premium taxes	24	23
Interest	20	17
	1,904	1,720
Income before income taxes	130	306
Income taxes	32	72
Net income	$98	$234
Net income per share (Note 10):
Basic	$0.89	$2.10
Diluted	$0.88	$2.10
Cash dividends declared per share	$0.51	$0.46
Weighted-average common shares outstanding (Note 10):
Basic	110.4	111.1
Diluted	110.8	111.4

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$98	$234
Other comprehensive income (loss), net of tax:
Unrealized losses on debt securities	(371)	(100)
Foreign currency translation adjustment	1	3
Pension benefit adjustment	1	1
Total other comprehensive loss, net of tax	(369)	(96)
Comprehensive (loss) income	$(271)	$138

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2021	109.7	$—	$2,179	$3,680	$(92)	$5,767	$16	$5,783
Net income	—	—	—	98	—	98	—	98
Dividends on common shares	—	—	—	(56)	—	(56)	—	(56)
Repurchases of Company shares	(1.6)	—	(108)	—	—	(108)	—	(108)
Shares issued in connection with share-based compensation	0.6	—	(11)	(1)	—	(12)	—	(12)
Share-based compensation	—	—	43	—	—	43	—	43
Other comprehensive loss	—	—	—	—	(369)	(369)	—	(369)
Balance at March 31, 2022	108.7	$—	$2,103	$3,721	$(461)	$5,363	$16	$5,379

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity – (Continued)

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2020	110.4	$—	$2,215	$2,655	$40	$4,910	$12	$4,922
Net income	—	—	—	234	—	234	—	234
Dividends on common shares	—	—	—	(51)	—	(51)	—	(51)
Repurchases of Company shares	(1.2)	—	(65)	—	—	(65)	—	(65)
Shares issued in connection with share-based compensation	0.5	—	(7)	(1)	—	(8)	—	(8)
Share-based compensation	—	—	31	—	—	31	—	31
Net activity related to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	(96)	(96)	—	(96)
Balance at March 31, 2021	109.7	$—	$2,174	$2,837	$(56)	$4,955	$11	$4,966

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$98	$234
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	122	140
Depreciation and amortization	41	38
Amortization of premiums and accretion of discounts on debt securities, net	11	11
Net investment losses (gains)	43	(67)
Share-based compensation	43	31
Equity in earnings of affiliates, net	(4)	(1)
Dividends from equity method investments	2	3
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(101)	(118)
Net change in income tax accounts	25	64
Decrease (increase) in accounts and accrued income receivable	6	(8)
Decrease in accounts payable and accrued liabilities	(246)	(82)
Decrease in deferred revenue	(24)	(19)
Other, net	24	(2)
Cash provided by operating activities	40	224
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(9)	—
Net decrease in deposits with banks	2	—
Purchases of debt securities	(742)	(1,408)
Proceeds from sales of debt securities	296	191
Proceeds from maturities of debt securities	368	432
Purchases of equity securities	(22)	(19)
Proceeds from sales of equity securities	83	68
Net change in other investments	1	(19)
Advances under secured financing agreements	(5,381)	(6,282)
Collections of secured financings receivable	5,339	6,285
Capital expenditures	(43)	(29)
Proceeds from sales of property and equipment	—	1
Proceeds from insurance settlement	1	1
Cash used for investing activities	(107)	(779)
Cash flows from financing activities:
Net change in deposits	704	1,304
Borrowings under secured financing agreements	5,369	5,235
Repayments of secured financings payable	(5,351)	(5,106)
Repayments of other notes and contracts payable	(2)	(2)
Net activity related to noncontrolling interests	(1)	(2)
Net payments in connection with share-based compensation	(12)	(8)
Repurchases of Company shares	(108)	(65)
Payments of cash dividends	(56)	(51)
Cash provided by financing activities	543	1,305
Effect of exchange rate changes on cash	—	1
Net increase in cash and cash equivalents	476	751
Cash and cash equivalents—Beginning of period	1,228	1,275
Cash and cash equivalents—End of period	$1,704	$2,026
Supplemental information:
Cash paid during the period for:
Interest	$18	$11
Premium taxes	$44	$29
Income taxes	$7	$7

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial information included in this report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X.  The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements.  Therefore, these financial statements should be read in conjunction with the First American Financial Corporation (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2021.  The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods.  All material intercompany transactions and balances have been eliminated upon consolidation.

Note 2 –Trust Assets, Escrow and Other Deposits

The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $15.2 billion and $10.8 billion at March 31, 2022 and December 31, 2021, respectively, of which $5.4 billion and $4.9 billion, respectively, were held at First American Trust, FSB (“FA Trust”).  The escrow deposits held at FA Trust are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by FA Trust totaled $4.4 billion and $4.6 billion at March 31, 2022 and December 31, 2021, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds administered by the Company totaled $5.7 billion and $6.0 billion at March 31, 2022 and December 31, 2021, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

In conducting its residential mortgage loan servicing, subservicing, originations and sales operations, the Company administers cash deposits on behalf of investors, mortgagors and subservicing clients.  Cash deposits, which are held at third-party financial institutions, totaled $526 million and $433 million at March 31, 2022 and December 31, 2021, respectively.  These cash deposits are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.  In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

Note 3 – Debt Securities

Investments in debt securities, classified as available-for-sale, are as follows:

(in millions)	Amortized cost	Gross unrealized		Estimated fair value
		Gains	Losses
March 31, 2022
U.S. Treasury bonds	$94	$—	$(6)	$88
Municipal bonds	1,596	12	(87)	1,521
Foreign government bonds	235	—	(12)	223
Governmental agency bonds	153	—	(6)	147
Governmental agency mortgage-backed securities	5,668	11	(298)	5,381
U.S. corporate debt securities	1,141	4	(49)	1,096
Foreign corporate debt securities	501	2	(22)	481
	$9,388	$29	$(480)	$8,937
December 31, 2021
U.S. Treasury bonds	$123	$1	$(1)	$123
Municipal bonds	1,607	59	(17)	1,649
Foreign government bonds	228	2	(3)	227
Governmental agency bonds	175	3	(1)	177
Governmental agency mortgage-backed securities	5,620	34	(47)	5,607
U.S. corporate debt securities	1,071	19	(9)	1,081
Foreign corporate debt securities	493	9	(4)	498
	$9,317	$127	$(82)	$9,362

Sales of debt securities resulted in realized gains of $3 million and $5 million and proceeds of $296 million and $191 million for the three months ended March 31, 2022 and 2021, respectively, and realized losses of $4 million for the three months ended March 31, 2022.  Realized losses from the sales of debt securities were not material for the three months ended March 31, 2021.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities in an unrealized loss position, based on length of time in such position, are as follows:

	Less than 12 months		12 months or longer		Total
(in millions)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2022
U.S. Treasury bonds	$76	$(5)	$11	$(1)	$87	$(6)
Municipal bonds	961	(78)	63	(9)	1,024	(87)
Foreign government bonds	174	(7)	39	(5)	213	(12)
Governmental agency bonds	97	(5)	4	(1)	101	(6)
Governmental agency mortgage-backed securities	4,071	(248)	469	(50)	4,540	(298)
U.S. corporate debt securities	818	(46)	33	(3)	851	(49)
Foreign corporate debt securities	375	(20)	19	(2)	394	(22)
	$6,572	$(409)	$638	$(71)	$7,210	$(480)
December 31, 2021
U.S. Treasury bonds	$76	$(1)	$—	$—	$76	$(1)
Municipal bonds	684	(17)	—	—	684	(17)
Foreign government bonds	103	(1)	33	(2)	136	(3)
Governmental agency bonds	73	(1)	—	—	73	(1)
Governmental agency mortgage-backed securities	4,036	(47)	—	—	4,036	(47)
U.S. corporate debt securities	533	(9)	—	—	533	(9)
Foreign corporate debt securities	234	(4)	—	—	234	(4)
	$5,739	$(80)	$33	$(2)	$5,772	$(82)

Based on the Company’s review of its debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, it determined that the losses were due to non-credit factors.  As such, the Company does not consider these securities to be credit impaired at March 31, 2022.

In determining credit losses on its debt securities in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, profitability and stock performance.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at March 31, 2022, by contractual maturities, are as follows:

(in millions)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$2	$58	$25	$9	$94
Estimated fair value	$2	$55	$23	$8	$88
Municipal bonds
Amortized cost	23	114	817	642	1,596
Estimated fair value	23	113	777	608	1,521
Foreign government bonds
Amortized cost	36	111	76	12	235
Estimated fair value	36	108	68	11	223
Governmental agency bonds
Amortized cost	10	75	7	61	153
Estimated fair value	11	72	7	57	147
U.S. corporate debt securities
Amortized cost	46	628	372	95	1,141
Estimated fair value	46	609	352	89	1,096
Foreign corporate debt securities
Amortized cost	24	286	135	56	501
Estimated fair value	24	277	127	53	481
Total debt securities excluding mortgage-backed securities
Amortized cost	$141	$1,272	$1,432	$875	$3,720
Estimated fair value	$142	$1,234	$1,354	$826	$3,556
Total mortgage-backed securities
Amortized cost					5,668
Estimated fair value					5,381
Total debt securities
Amortized cost					$9,388
Estimated fair value					$8,937

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio at March 31, 2022, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
Debt securities:
U.S. Treasury bonds	$88	100.0	$—	—	$—	—	$88
Municipal bonds	1,473	96.8	47	3.1	1	0.1	1,521
Foreign government bonds	211	94.7	9	4.0	3	1.3	223
Governmental agency bonds	147	100.0	—	—	—	—	147
Governmental agency mortgage-backed securities	5,381	100.0	—	—	—	—	5,381
U.S. corporate debt securities	455	41.5	448	40.9	193	17.6	1,096
Foreign corporate debt securities	194	40.3	244	50.8	43	8.9	481
	$7,949	88.9	$748	8.4	$240	2.7	$8,937

Included in debt securities at March 31, 2022, were bank loans totaling $162 million, of which $157 million were non-investment grade; high yield corporate debt securities totaling $70 million, all of which were non-investment grade; and emerging market debt securities totaling $80 million, of which $12 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at March 31, 2022, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
Debt securities:
U.S. Treasury bonds	$87	100.0	$—	—	$—	—	$87
Municipal bonds	988	96.5	35	3.4	1	0.1	1,024
Foreign government bonds	204	95.8	7	3.3	2	0.9	213
Governmental agency bonds	101	100.0	—	—	—	—	101
Governmental agency mortgage-backed securities	4,540	100.0	—	—	—	—	4,540
U.S. corporate debt securities	344	40.4	334	39.3	173	20.3	851
Foreign corporate debt securities	172	43.6	182	46.2	40	10.2	394
	$6,436	89.3	$558	7.7	$216	3.0	$7,210

Debt securities in an unrealized loss position at March 31, 2022, included bank loans totaling $142 million, of which $138 million were non-investment grade; high yield corporate debt securities totaling $67 million, all of which were non-investment grade; and emerging market debt securities totaling $61 million, of which $10 million were non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 4 – Equity Securities

Investments in equity securities, by classification, are summarized as follows:

(in millions)	March 31, 2022	December 31, 2021
Marketable equity securities	$573	$657
Non-marketable equity securities	456	441
Equity method investments	65	78
	$1,094	$1,176

Investments in marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized gains (losses)	Estimated fair value
March 31, 2022
Common stocks	$399	$158	$557
Preferred stocks	17	(1)	16
	$416	$157	$573
December 31, 2021
Common stocks	$418	222	640
Preferred stocks	17	$—	$17
	$435	$222	$657

Net losses of $65 million and net gains of $19 million resulting from changes in the fair values of marketable equity securities were recognized for the three months ended March 31, 2022 and 2021, respectively, which included net unrealized losses of $65 million and net unrealized gains of $18 million on securities still held at March 31, 2022 and 2021, respectively. Included in net investment losses during the three months ended March 31, 2022, was an unrealized loss of $44 million related to the Company’s investment in Offerpad Solutions Inc., a tech-enabled real estate company.  Net gains and losses resulting from changes in the fair values of marketable equity securities are recognized in net investment gains/losses on the condensed consolidated statements of income.

Investments in non-marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized gains	Carrying amount
March 31, 2022	$241	$215	$456
December 31, 2021	$215	$226	$441

Net unrealized losses of $11 million and net unrealized gains of $42 million were recognized during the three months ended March 31, 2022 and 2021, respectively, related to investments in private venture-stage companies. All such unrealized losses and gains related to securities still held at March 31, 2022 and 2021. Included in unrealized losses during the three months ended March 31, 2022, was an unrealized loss of $11 million related to the Company’s investment in a tech-enabled real estate company.

During the three months ended March 31, 2022, the Company realized a gain of $51 million and cash proceeds of $63 million related to the sale of an investment in a title insurance business.

Net gains and losses on non-marketable equity securities are recognized in net investment gains/losses on the condensed consolidated statements of income.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 5 – Allowance for Credit Losses – Accounts Receivable

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Balance at beginning of period	$14	$14
Provision for expected credit losses	2	—
Write-offs/recoveries	(2)	(1)
Balance at end of period	$14	$13

Note 6 – Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the three months ended March 31, 2022, is as follows:

(in millions)	Title Insurance and Services	Specialty Insurance	Total
Balance at beginning of period	$1,575	$13	$1,588
Acquisitions	10	—	10
Balance at end of period	$1,585	$13	$1,598
Accumulated impairment losses	$—	$(34)	$(34)

The Company did not record any goodwill impairment losses during the three months ended March 31, 2022.

Note 7 – Other Intangible Assets

Other intangible assets are summarized as follows:

(in millions)	March 31, 2022	December 31, 2021
Finite-lived intangible assets:
Customer relationships	$203	$203
Noncompete agreements	49	49
Trademarks	32	32
Internal-use software licenses	24	21
Patents	3	3
	311	308
Accumulated amortization	(120)	(107)
	191	201
Indefinite-lived intangible assets:
Licenses	17	17
	$208	$218

Amortization expense for finite-lived intangible assets was $15 million and $12 million for the three months ended March 31, 2022 and 2021, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in millions)
Remainder of 2022	$43
2023	$46
2024	$36
2025	$28
2026	$23
2027	$7

Note 8 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Three Months Ended March 31,
(in millions)	2022	2021
Balance at beginning of period	$1,284	$1,178
Provision related to:
Current year	115	135
Prior years	7	5
	122	140
Payments, net of recoveries, related to:
Current year	33	38
Prior years	68	80
	101	118
Other	(4)	3
Balance at end of period	$1,301	$1,203

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the three months ended March 31, 2022 and 2021.  The 4.0% loss rate reflects the ultimate loss rate for both the 2022 and 2021 policy years and no change in the loss reserve estimates for prior policy years.

A summary of the Company’s loss reserves is as follows:

(dollars in millions)	March 31, 2022		December 31, 2021
Known title claims	$77	5.9%	$67	5.2%
Incurred but not reported claims	1,154	88.7%	1,143	89.0%
Total title claims	1,231	94.6%	1,210	94.2%
Non-title claims	70	5.4%	74	5.8%
Total loss reserves	$1,301	100.0%	$1,284	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 24.4% and 23.4% for the three months ended March 31, 2022 and 2021, respectively.  The effective tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense.  The effective income tax rate for 2021 also reflected benefits related to foreign tax law changes.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary.  The factors used in assessing the likelihood of realization include forecasts of future taxable income and available tax planning strategies that could be implemented.  The Company’s ability or inability to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets.  Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

As of March 31, 2022 and December 31, 2021, the liability for income taxes associated with uncertain tax positions was $8 million.  The liability as of March 31, 2022 and December 31, 2021 could be reduced by $3 million due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments, and state income taxes.  The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense.  Accrued interest and penalties, net of tax benefits, related to uncertain tax positions were not material as of March 31, 2022 and December 31, 2021.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may increase or decrease within the next 12 months.  Any such change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions.  The primary non-federal jurisdictions are California, Canada, India and the United Kingdom.  As of March 31, 2022, the Company is generally no longer subject to income tax examinations for U.S. federal, state and non-U.S. jurisdictions for years prior to 2018, 2016, and 2014, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2022	2021
Numerator
Net income	$98	$234
Denominator
Basic weighted-average shares	110.4	111.1
Effect of dilutive restricted stock units (“RSUs”)	0.4	0.3
Diluted weighted-average shares	110.8	111.4
Net income per share (1)
Basic	$0.89	$2.10
Diluted	$0.88	$2.10

(1)	Net income per share may not recalculate due to rounding.

For the three months ended March 31, 2022 and 2021, 12 thousand and 219 thousand RSUs, respectively, were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect.

Note 11 – Employee Benefit Plans

Net periodic costs related to the Company’s unfunded supplemental benefit plans included the following components:

	Three Months Ended March 31,
(in millions)	2022	2021
Expense:
Interest costs	$1	$1
Amortization of net actuarial loss	2	2
	$3	$3

The Company contributed $4 million to its unfunded supplemental benefit plans during the three months ended March 31, 2022 and expects to contribute an additional $12 million during the remainder of 2022.

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

The following tables present the fair values of the Company’s assets and liabilities, measured on a recurring basis, as of March 31, 2022 and December 31, 2021:

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2022
Assets:
Debt securities:
U.S. Treasury bonds	$88	$—	$88	$—
Municipal bonds	1,521	—	1,521	—
Foreign government bonds	223	—	223	—
Governmental agency bonds	147	—	147	—
Governmental agency mortgage-backed securities	5,381	—	5,381	—
U.S. corporate debt securities	1,096	—	1,096	—
Foreign corporate debt securities	481	—	481	—
	8,937	—	8,937	—
Equity securities:
Preferred stocks	16	16	—	—
Common stocks	557	557	—	—
	573	573	—	—
Servicing related assets	19	—	2	17
Total assets	$9,529	$573	$8,939	$17
Liabilities:
Servicing related liabilities	$11	$—	$—	$11
Total liabilities	$11	$—	$—	$11

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of March 31, 2022 and December 31, 2021:

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1		Level 2	Level 3
March 31, 2022
Assets:
Cash and cash equivalents	$1,704	$1,704		$1,704	$—	$—
Deposits with banks	$56	$56		$9	$47	$—
Notes receivable, net	$11	$11		$—	$—	$11
Secured financings receivable	$606	$606		$—	$606	$—
Loans eligible for repurchase	$36	$36		$—	$36	$—
Liabilities:
Secured financings payable (1)	$547	$547		$—	$547	$—
Liability for loans eligible for repurchase	$36	$36	$		$36	$—
Notes and contracts payable	$1,647	$1,595		$—	$1,591	$4

(1)	Excludes servicing related liabilities, which are measured at fair value on a recurring basis.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1		Level 2	Level 3
December 31, 2021
Assets:
Cash and cash equivalents	$1,228	$1,228		$1,228	$—	$—
Deposits with banks	$58	$58		$13	$45	$—
Notes receivable, net	$32	$32		$—	$—	$32
Secured financings receivable	$565	$565		$—	$565	$—
Loans eligible for repurchase	$47	$47		$—	$47	$—
Liabilities:
Secured financings payable (1)	$529	$529		$—	$529	$—
Liability for loans eligible for repurchase	$47	$47	$		$47	$—
Notes and contracts payable	$1,648	$1,724		$—	$1,720	$4

(1)	Excludes servicing related liabilities, which are measured at fair value on a recurring basis.

Note 13 – Share-Based Compensation

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Three Months Ended March 31,
(in millions)	2022	2021
Expense:
RSUs	$41	$29
Employee stock purchase plan	2	2
	$43	$31

The following table summarizes RSU activity for the three months ended March 31, 2022:

(in millions, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2021	0.9	$58.11
Granted during 2022	0.9	$68.94
Vested during 2022	(0.9)	$64.23
Unvested at March 31, 2022	0.9	$63.12

In March 2022, the Company’s board of directors amended the First American Financial Corporation 2010 Employee Stock Purchase Plan (the “Amended ESPP”), effective July 1, 2022.  The Amended ESPP, which is subject to stockholder approval, increases the maximum number of shares of Company common stock that will be made available for sale from 5.0 million to 14.0 million.  In addition, the Amended ESPP extends the term of the plan from July 1, 2023 to July 1, 2032.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 14 – Stockholders’ Equity

The Company maintains a stock repurchase plan with authorization up to $600 million, of which $335 million remained as of March 31, 2022.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  During the three months ended March 31, 2022, the Company repurchased and retired 1.6 million shares of its common stock for a total purchase price of $108 million and, as of March 31, 2022, had repurchased and retired 4.4 million shares of its common stock under the current authorization for a total purchase price of $265 million.

Note 15 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the three months ended March 31, 2022:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2021	$29	$(39)	$(82)	$(92)
Change in unrealized gains (losses) on debt securities	(496)	—	—	(496)
Change in foreign currency translation adjustment	—	1	—	1
Amortization of net actuarial loss	—	—	2	2
Tax effect	125	—	(1)	124
Balance at March 31, 2022	$(342)	$(38)	$(81)	$(461)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2022 and 2021:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended March 31, 2022
Pretax change before reclassifications	$(497)	$1	$—	$(496)
Reclassifications out of AOCI	1	—	2	3
Tax effect	125	—	(1)	124
Total other comprehensive income (loss), net of tax	$(371)	$1	$1	$(369)
Three Months Ended March 31, 2021
Pretax change before reclassifications	$(127)	$4	$—	$(123)
Reclassifications out of AOCI	(5)	—	2	(3)
Tax effect	32	(1)	(1)	30
Total other comprehensive income (loss), net of tax	$(100)	$3	$1	$(96)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

(in millions)	Three Months Ended March 31,		Affected line items
	2022	2021
Unrealized gains (losses) on debt securities:
Net realized (losses) gains on sales of debt securities	$(1)	$5	Net investment (losses) gains
Tax effect	$—	$(1)
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(2)	$(2)	Other operating expenses
Tax effect	$1	$1

(1)	Amounts are components of net periodic cost. See Note 11 Employee Benefit Plans for additional details.

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

With respect to the Company’s outstanding ordinary course lawsuits and proceedings, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Our ordinary course lawsuits include putative or purported class action lawsuits, which challenge practices in the Company’s title insurance and services business.

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

In addition, the Company and certain members of its board of directors and certain executives are parties to a shareholder derivative action, Hollett vs. Gilmore, et al., filed on November 25, 2020 and currently pending in the United States District Court for the Central District of California.  The allegations arise out of the information security incident that occurred during the second quarter of 2019 and the resulting legal proceedings and disclosures made at the time of the incident.  While the ultimate disposition is not yet determinable, the Company does not believe it will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

Note 17 – Segment Information

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

•

The Company’s specialty insurance segment sells home warranty products and issues property and casualty insurance policies.  The home warranty business provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period.  This business currently operates in 35 states and the District of Columbia.  The property and casualty insurance business provides insurance coverage to residential homeowners and renters for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage.  The Company is continuing its wind-down of the property and casualty insurance business through the transfer and non-renewal of policies and expects the transfers to be completed by the end of the third quarter of 2022.

•

The Company’s corporate segment, which was expanded in 2021 to include its investments in venture-stage companies, also includes certain financing facilities and corporate services that support the Company’s business operations.  In connection with the expansion, the Company reclassified $42 million in net investment gains previously reported in the title insurance and services segment in the first quarter of 2021 to the corporate segment.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended March 31, 2022:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,998	$220	$40	$49
Specialty Insurance	115	12	1	1
Corporate	(79)	(102)	—	—
	$2,034	$130	$41	$50

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$666	$948	$302	$53	$29	$1,998
Specialty Insurance	108	—	7	1	(1)	115
Corporate	—	—	—	(8)	(71)	(79)
	$774	$948	$309	$46	$(43)	$2,034

For the three months ended March 31, 2021:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,844	$280	$36	$30
Specialty Insurance	136	6	2	1
Corporate	47	20	—	—
Eliminations	(1)	—	—	—
	$2,026	$306	$38	$31

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$658	$845	$276	$43	$22	$1,844
Specialty Insurance	128	—	3	2	3	136
Corporate	—	—	—	5	42	47
	$786	$845	$279	$50	$67	$2,027

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

CRITICAL ACCOUNTING ESTIMATES

A summary of the Company’s significant accounting policies that it considers to be the most dependent on the application of estimates and assumptions can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Summary of First Quarter

	Three Months Ended March 31,
(dollars in millions)	2022	2021	$ Change	% Change
Revenues by Segment
Title insurance and services	$1,998	$1,844	$154	8.4%
Specialty insurance	115	136	(21)	(15.4)
Corporate and eliminations	(79)	46	(125)	(271.7)
	$2,034	$2,026	$8	0.4%

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

The Company’s total revenues increased $8 million, or 0.4%, in the first quarter of 2022 when compared with the first quarter of 2021.  This increase was primarily attributable to increases in agent premiums of $103 million, or 12.2%, and an increase in information and other revenue of $30 million, or 10.8%, offset by a decrease in net investment gains/losses of $110 million.  Direct premiums and escrow fees in the title insurance and services segment from domestic commercial and residential purchase transactions increased $79 million, or 48.3%, and $26 million, or 10.1%, respectively, while direct premiums and escrow fees from domestic residential refinance transactions decreased $110 million, or 58.7%, in the first quarter of 2022 when compared to the first quarter of 2021.

According to the Mortgage Bankers Association’s April 13, 2022 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 37% in the first quarter of 2022 when compared with the first quarter of 2021.  According to the MBA Forecast, the dollar amount of purchase originations increased 19.1% and refinance originations decreased 60.2%.  This volume of domestic residential mortgage origination activity contributed an increase in direct premiums and escrow fees for the Company’s direct title operations of 10.1% from domestic residential purchase transactions and a decrease of 58.7% from domestic refinance transactions in the first quarter of 2022 when compared with the first quarter of 2021.

During the first quarter of 2022, the level of domestic title orders opened per day by the Company’s direct title operations decreased 24.4% when compared with the first quarter of 2021.  Residential purchase and refinance opened orders per day decreased 7.7% and 60.0%, respectively, partially offset by an increase of 6.6% in commercial opened orders when compared to the first quarter of 2021.

The Company recorded net investment losses of $43 million in the first quarter of 2022, which included unrealized losses totaling $71 million related to the Company’s venture investment portfolio, partially offset by a realized gain of $51 million related to the sale of an investment in a title insurance business.  Included in unrealized losses in the venture investment portfolio were losses of $44 million related to the Company’s investment in Offerpad Solutions Inc. and losses of $31 million related to the Company’s investment in a tech-enabled real estate company.  Investments within the Company’s venture portfolio are expected from time to time to cause material fluctuations in the Company’s results of operations due to the recognition of gains or losses in connection with observable price changes, such as from liquidity events, subsequent equity sales, or price changes in investments that trade publicly, which changes can be volatile.

Title Insurance and Services

	Three Months Ended March 31,
(dollars in millions)	2022	2021	$ Change	% Change
Revenues
Direct premiums and escrow fees	$666	$658	$8	1.2%
Agent premiums	948	845	103	12.2
Information and other	302	276	26	9.4
Net investment income	53	43	10	23.3
Net investment gains	29	22	7	31.8
	1,998	1,844	154	8.4
Expenses
Personnel costs	583	504	79	15.7
Premiums retained by agents	758	671	87	13.0
Other operating expenses	305	265	40	15.1
Provision for policy losses and other claims	64	60	4	6.7
Depreciation and amortization	40	36	4	11.1
Premium taxes	23	21	2	9.5
Interest	5	7	(2)	(28.6)
	1,778	1,564	214	13.7
Income before income taxes	$220	$280	$(60)	(21.4)%
Pretax margins	11.0%	15.2%	(4.2)%	(27.6)%

Direct premiums and escrow fees were $666 million for the three months ended March 31, 2022, an increase of $8 million, or 1.2%, when compared with the same period of the prior year.  The increase was primarily due to an increase in premiums in the Canadian operations.  The increase in the average domestic revenues per order, offset by a reduction in the number of domestic title orders closed by the Company’s direct title operations, resulted in flat domestic direct premium and escrow fees when compared to the prior year.  The domestic average revenues per order closed was $2,969 for the three months ended March 31, 2022, an increase of 40.2% when compared with $2,118 for the three months ended March 31, 2021 due to higher average revenues per order from commercial transactions, higher average revenues per order from residential purchase transactions due to higher real estate values, an increase in residential purchase escrow revenue attributed to recent acquisitions, and, to a lesser extent, a shift in mix to higher premium commercial and purchase transactions.  The Company’s direct title operations closed 205,100 domestic title orders during the three months ended March 31, 2022, a decrease of 28.7% when compared with 287,600 domestic title orders closed during the same period of the prior year, which was generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast.  Domestic residential refinance orders closed per day decreased by 62.6% and domestic residential purchase orders closed per day decreased by 7.0%.

Agent premiums were $948 million for the three months ended March 31, 2022, an increase of $103 million, or 12.2%, when compared with the same period of the prior year.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.  As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums.  Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity.  The increase in agent premiums for the three months ended March 31, 2022 is generally consistent with the 10.9% increase in the Company’s direct premiums and escrow fees in the fourth quarter of 2021 as compared with the fourth quarter of 2020.

Information and other revenues primarily consist of revenues generated from fees associated with title search and related reports, title and other real property records and images, other non-insured settlement services, and risk mitigation products and services.  These revenues generally trend with direct premiums and escrow fees but are typically less volatile since a portion of the revenues are subscription based and do not fluctuate with transaction volumes

Information and other revenues were $302 million for the three months ended March 31, 2022, an increase of $26 million, or 9.4%, when compared with the same period of the prior year.  The increase was primarily attributable to the impact of recent acquisitions, which was $25 million in the current quarter.

Net investment income totaled $53 million for the three months ended March 31, 2022, an increase of $10 million, or 23.3%, when compared with the same period of the prior year.  The increase was primarily attributable to an increase in interest income from the Company’s investment portfolio due to higher balances.

Net investment gains of $29 million for the three months ended March 31, 2022 were primarily attributable to a gain realized on the sale of an investment in a title insurance business, partially offset by changes in the fair values of marketable equity securities.  Net investment gains of $22 million for the three months ended March 31, 2021 were primarily attributable to changes in the fair values of marketable equity securities.  Net investment gains of $42 million for the three months ended March 31, 2021 related to certain non-marketable investments previously reported in the first quarter of 2021 have been reclassified to the corporate segment.

Personnel costs were $583 million for the three months ended March 31, 2022, an increase of $79 million, or 15.7%, when compared with the same period of the prior year.  The increase was primarily attributable to the impact of recent acquisitions, which was $39 million, and higher salaries and incentive compensation expense.  The increase in salary expense was due to higher headcount and higher average salaries.  The increase in incentive compensation expense was due to higher revenue and profitability in our commercial business and an increase in share-based compensation related to restricted stock awards.

Agents retained $758 million of title premiums generated by agency operations for the three months ended March 31, 2022, which compares with $671 million for the same period of the prior year.  The percentage of title premiums retained by agents was 80.0% and 79.4% for the three months ended March 31, 2022 and 2021, respectively.

Other operating expenses for the title insurance and services segment were $305 million for the three months ended March 31, 2022, an increase of $40 million, or 15.1%, when compared with the same period of the prior year.  The increase was primarily attributable to the impact of recent acquisitions, which was $17 million, and higher professional services and software expense.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 4.0% for the three months ended March 31, 2022 and 2021.  The 4.0% loss rate reflects the ultimate loss rate for both the 2022 and 2021 policy years and no change in the loss reserve estimates for prior policy years.

Depreciation and amortization expense was $40 million for the three months ended March 31, 2022, an increase of $4 million, or 11.1%, when compared with the same period of the prior year.  The increase was primarily due to higher amortization of software and intangible assets related to recent acquisitions.

Premium taxes were $23 million and $21 million for the three months ended March 31, 2022 and 2021, respectively.  Premium taxes as a percentage of title insurance premiums and escrow fees was 1.4% for the three months ended March 31, 2022 and 2021.

Interest expense was $5 million for the three months ended March 31, 2022, a decrease of $2 million, or 28.6%, when compared with the same period of the prior year. The decrease was primarily attributable to lower interest paid on secured financings payable due to lower average balances outstanding.

Pretax margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to the relatively high proportion of fixed costs in the title insurance business, pretax margins generally improve as closed order volumes increase.  Pretax margins for the segment are also impacted by (1) net investment income and net investment gains or losses, which may not move in the same direction as closed order volumes, (2) the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity and (3) by the percentage of title insurance premiums generated by agency operations as margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  The title insurance and services segment recorded pretax margins of 11.0% and 15.2% for the three months ended March 31, 2022 and 2021, respectively.

Specialty Insurance

	Three Months Ended March 31,
(dollars in millions)	2022	2021	$ Change	% Change
Revenues
Direct premiums	$108	$128	$(20)	(15.6)%
Information and other	7	3	4	133.3
Net investment income	1	2	(1)	(50.0)
Net investment (losses) gains	(1)	3	(4)	(133.3)
	115	136	(21)	(15.4)
Expenses
Personnel costs	22	24	(2)	(8.3)
Other operating expenses	21	22	(1)	(4.5)
Provision for policy losses and other claims	58	80	(22)	(27.5)
Depreciation and amortization	1	2	(1)	(50.0)
Premium taxes	1	2	(1)	(50.0)
	103	130	(27)	(20.8)
Income before income taxes	$12	$6	$6	100.0%
Pretax margins	10.4%	4.4%	6.0%	136.4%

Direct premiums were $108 million for the three months ended March 31, 2022, a decrease of $20 million, or 15.6%, when compared with the same period of the prior year.  The decrease was primarily attributable to a $24 million decline in in direct premiums in the property and casualty business due to lower policy volumes resulting from the decision in 2020 to exit the business, partially offset by a $4 million increase in premiums in the home warranty business driven by an increase in the average price charged per contract.

Net investment (losses) gains for the specialty insurance segment totaled losses of $1 million and gains of $3 million for the three months ended March 31, 2022 and 2021, respectively, and were primarily from changes in the fair values of marketable equity securities.

Personnel costs and other operating expenses were $43 million and $46 million for the three months ended March 31, 2022 and 2021, respectively, a decrease of $3 million, or 6.5%.  The decrease was primarily attributable to a decrease in agent commissions, incentive compensation, and salaries expense in the property and casualty business, partially offset by higher professional services expense in the home warranty business.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 46.5% and 53.6% for the three months ended March 31, 2022 and 2021, respectively.  The decrease in the claims rate was primarily attributable to lower claims frequency.

The Company is continuing its wind-down of the property and casualty insurance business through the transfer and non-renewal of policies.  The Company’s policies in force have declined by approximately 87% from prior year as of March 31, 2022 and it expects the transfers to be completed by the end of the third quarter of 2022.

The property and casualty insurance business recorded revenues of $12 million and $35 million for the three months ended March 31, 2022 and 2021, respectively.  Losses before income taxes for the three months ended March 31, 2022 and 2021 were $4 million and $7 million, respectively.

Premium taxes were $1 million and $2 million for the three months ended March 31, 2022 and 2021, respectively.  Premium taxes as a percentage of specialty insurance segment premiums were 0.9% and 1.6% for the three months ended March 31, 2022 and 2021, respectively.

A large part of the revenues for the specialty insurance businesses are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate consistent with revenue fluctuations.  Accordingly, pretax margins for this segment (before loss expense) are relatively constant, although as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase.  Specialty insurance pretax margins are also impacted by the segment’s net investment income and net investment gains or losses, which may not move in the same direction as premium revenues.  The specialty insurance segment recorded pretax margins of 10.4% and 4.4% for the three months ended March 31, 2022 and 2021, respectively.

Corporate

	Three Months Ended March 31,
(dollars in millions)	2022	2021	$ Change	% Change
Revenues
Net investment (losses) income	$(8)	$5	$(13)	(260.0)%
Net investment (losses) gains	(71)	42	(113)	(269.0)
	(79)	47	(126)	(268.1)
Expenses
Personnel costs	(3)	7	(10)	(142.9)
Other operating expenses	11	9	2	22.2
Interest	15	11	4	36.4
	23	27	(4)	(14.8)
(Loss) income before income taxes	$(102)	$20	$(122)	NM	[1]%

(1)	Not meaningful

Net investment (losses) income totaled losses of $8 million and income of $5 million for the three months ended March 31, 2022 and 2021, respectively.  The decrease in net investment (losses) income for the three months ended March 31, 2022 was primarily attributable to lower earnings on investments associated with the Company’s deferred compensation plan when compared to the same period of 2021.

Net investment (losses) gains totaling losses of $71 million and gains of $42 million for the three months ended March 31, 2022 and 2021, respectively, were recognized on certain non-marketable equity investments, which were classified within the title insurance and services segment in the prior year.

Corporate personnel costs and other operating expenses were $8 million and $16 million for the three months ended March 31, 2022 and 2021, respectively.  The decrease was primarily attributable to lower expense related to the Company’s deferred compensation plan, partially offset by higher legal expense.

Interest expense was $15 million for the three months ended March 31, 2022, an increase of $4 million, or 36.4%, when compared with the prior year.  The increase was due to the additional interest accrued on the $650 million of 2.4% senior unsecured notes issued by the Company in August 2021.

Eliminations

The Company’s inter-segment eliminations were not material for the three months ended March 31, 2022 and 2021.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 24.4% and 23.4% for the three months ended March 31, 2022 and 2021, respectively.  The difference in the effective tax rates is primarily due to additional state income taxes related to non-insurance income in the current year and benefits related to foreign tax law changes in the prior year.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary.  The factors used in assessing the likelihood of realization include forecasts of future taxable income and available tax planning strategies that could be implemented.  The Company’s ability or inability to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets.  Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

NET INCOME

Net income for the three months ended March 31, 2022 and 2021 was $98 million and $234 million, or $0.88 and $2.10 per diluted share, respectively.

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

Cash provided by operating activities totaled $40 million and $224 million for the three months ended March 31, 2022 and 2021, respectively, after claim payments, net of recoveries, of $101 million and $118 million, respectively.  The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2022 and 2021 were advances and repayments related to secured financing transactions, purchases of debt and equity securities, repurchases of Company shares and dividends to common stockholders.  The principal nonoperating sources of cash and cash equivalents for the three months ended March 31, 2022 and 2021 were borrowings and collections related to secured financing transactions, proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations.  The net effect of all activities on cash and cash equivalents were increases of $476 million and $751 million for the three months ended March 31, 2022 and 2021, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In March 2022, the Company paid a first quarter cash dividend of 51 cents per common share.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $600 million, of which $335 million remained as of March 31, 2022.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  During the three months ended March 31, 2022, the Company repurchased and retired 1.6 million shares of its common stock for a total purchase price of $108 million and, as of March 31, 2022, had repurchased and retired 4.4 million shares of its common stock under the current authorization for a total purchase price of $265 million.

Holding Company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries.  The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses.  The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements.  The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements.  At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received.  Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders.  As of March 31, 2022, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2022, without prior approval from applicable regulators, was dividends of $681.7 million and loans and advances of $125.8 million.  However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies.  Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of March 31, 2022, the holding company’s sources of liquidity included $813 million of cash and cash equivalents and $700 million available on the Company’s revolving credit facility.  Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto.  The credit agreement, which is comprised of a $700 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350 million.  Unless terminated earlier, the credit agreement will terminate on April 30, 2024.  The obligations of the Company under the credit agreement are neither secured nor guaranteed.  Proceeds under the credit agreement may be used for general corporate purposes.  At March 31, 2022, the Company had no outstanding borrowings under the facility.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements.  The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•

FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions.  At March 31, 2022, outstanding borrowings under these facilities totaled $545 million.

•

ServiceMac, LLC, a residential mortgage subservicer, maintains secured warehouse lending facilities with several banking institutions.  At March 31, 2022, outstanding borrowings under these facilities totaled $2 million.

•

First American Trust, FSB (“FA Trust”), a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with certain correspondent institutions.  In addition, FA Trust is a party to master repurchase agreements under which securities may be loaned or sold.  At March 31, 2022, no amounts were outstanding under any of these facilities.

•

First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At March 31, 2022, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 29.1% and 27.4% at March 31, 2022 and December 31, 2021, respectively.  The Company’s adjusted debt to capitalization ratios, excluding secured financings payable of $558 million and $538 million at March 31, 2022 and December 31, 2021, were 23.4% and 22.2%, respectively.

Investment Portfolio.    The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries.  As of March 31, 2022, 94% of the Company’s investment portfolio consisted of debt securities, of which 67% were either United States government-backed or rated AAA and 97% were either rated or classified as investment grade.  Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.  For further information on the credit quality of the Company’s debt securities portfolio at March 31, 2022, see Note 3 Debt Securities to the condensed consolidated financial statements.

In addition to its debt and marketable equity securities portfolio, the Company maintains investments in non-marketable equity securities and securities accounted for under the equity method.  For further information on the Company’s equity securities, see Note 4 Equity Securities to the condensed consolidated financial statements.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its customers.  Escrow deposits totaled $15.2 billion and $10.8 billion at March 31, 2022 and December 31, 2021, respectively, of which $5.4 billion and $4.9 billion, respectively, were held at FA Trust.  The escrow deposits held at FA Trust are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by FA Trust totaled $4.4 billion and $4.6 billion at March 31, 2022 and December 31, 2021, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds administered by the Company totaled $5.7 billion and $6.0 billion at March 31, 2022 and December 31, 2021, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan servicing, subservicing, originations and sales operations, the Company administers cash deposits on behalf of investors, mortgagors and subservicing clients.  Cash deposits, which are held at third-party financial institutions, totaled $526 million and $433 million at March 31, 2022 and December 31, 2021, respectively.  These cash deposits are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.  In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary exposure to market risk relates to interest rate risk associated with certain financial instruments.  Although the Company monitors its risk associated with fluctuations in interest rates, it does not currently use derivative financial instruments on any significant scale to hedge these risks.

There have been no material changes in the Company’s market risks since the filing of its Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of March 31, 2022, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 16 Litigation and Regulatory Contingencies to the condensed consolidated financial statements included in “Item 1.  Financial Statements (unaudited)” of Part I of this report, which is incorporated by reference into this Item 1 of Part II.

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

OPERATIONAL RISK FACTORS

4.Conditions in the real estate market generally impact the demand for a substantial portion of the Company’s products and services

Demand for a substantial portion of the Company’s products and services generally decreases as the number of real estate transactions in which its products and services are purchased decreases.  The number of real estate transactions in which the Company’s products and services are purchased typically decreases in the following situations, among others:

•	when mortgage interest rates are high or rising;
•	when the availability of credit, including commercial and residential mortgage funding, is limited;
•	when real estate affordability is declining;
•	when real estate inventory levels are insufficient; and
•	when economic conditions are unfavorable, including during periods of high unemployment.

Certain of these circumstances, particularly when combined with declining real estate values and the increase in foreclosures that often results therefrom, also tend to adversely impact the Company’s title claims experience.  Inventory levels for the residential market have been declining over the past several years and are below historical average levels.  Constraints in residential inventory levels have had and are likely to continue to have an adverse impact on the number of residential purchase transactions in which the Company’s products and services are purchased.  Residential refinance activity is strongly correlated with changes in mortgage interest rates and rising mortgage rates during 2021 and 2022 had an adverse impact on the Company’s refinance business that is expected to continue for so long as mortgage rates continue to rise or if they subsequently remain high relative to the interest rates of outstanding mortgages.

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

The Company may not be able to accurately predict the effects of periods or expectations of high or rapidly rising inflation rates, and governmental responses thereto, and may not respond in a timely or adequate manner to mitigate the negative effects of such inflation, such as decreases in the demand for the Company’s products and services, higher labor and other expenses, and, as experienced during 2021 due to inflation and supply shortages, higher home warranty claims severity.

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

The frequency, severity, duration, and geographic location and scope of such health crises, catastrophe and severe weather events are inherently unpredictable, and, therefore, the Company is unable to predict the ultimate impact climate change, catastrophe events and responses to them will have on its businesses.  The impacts of catastrophe events and responses to them may also exacerbate the risks discussed elsewhere in Part II, Item 1A of this Quarterly Report.

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

21.Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment.  Finite-lived intangible assets are subject to impairment tests on a periodic basis.  Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends.  These and other factors could lead to a conclusion that goodwill or other intangible assets are impaired, in which case the Company would be required to write off the portion believed to be impaired.  Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of March 31, 2022 are $1.8 billion.  Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

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

23.The Company’s venture investment portfolio is volatile and subject to certain risks and could experience losses

Investments in non-marketable equity securities reflected on the Company’s condensed consolidated balance sheet as of March 31, 2022 totaled $456 million, a substantial majority of which makes up the Company’s venture investment portfolio.  This venture investment portfolio is primarily comprised of investments in the equity of private venture-stage companies that operate in the real-estate industry and related industries (many of which offer technology-enabled products and services), investments in funds that typically invest in these same types of companies, and a similar investment that has begun trading publicly.  The venture investment portfolio is managed independent of the Company’s portfolio of debt securities and marketable equity securities, which is overseen by the Company’s investment department and an investment committee.  The Company is likely to continue to make similar venture investments.  These positions are concentrated in a small number of holdings and are high-risk, illiquid investments.  In certain circumstances, such as when one of these companies raises capital, merges with another company or sells itself at a valuation that is less than the valuation at which the Company made its investment or when one of these companies fails and/or liquidates itself, the Company could be required to impair all or part of its investment in that company and the Company has impaired certain venture investments.  The prospects of these companies depend on a number of factors, including the condition of the general economy, the general availability of capital, the performance of and volatility in the public markets, the regulatory and political environments, the condition of the real estate industry, the competitive environment for such companies and the operational and financial performance of such companies.  Even if one of these companies is successful, the Company’s ability to realize the value of its investment may take a significant amount of time and may be dependent on the occurrence of a liquidity event, such as an initial public offering or the sale of the company.  Even when a liquidity event occurs, the Company may be subject to restrictions on resale or may choose to continue to hold the investment for strategic or other reasons and, as a result, the Company may not monetize the value of its investment during periods in which it could be financially advantageous to sell the investment.  These investments have caused, and are expected from time to time to cause, material fluctuations in the Company’s quarterly results of operations due to the recognition of gains or losses in connection with observable price changes, such as from liquidity events, subsequent equity sales, or price changes in investments that begin trading publicly, which changes can be volatile.  These impairments and fluctuations may have a material adverse effect on the Company’s results of operations.

Offerpad Solutions Inc., one of the Company’s investments, began trading publicly during the third quarter of 2021 and, subsequently, the fair value of Offerpad’s equity securities recognized in the Company’s earnings has and will fluctuate as Offerpad’s trading price changes.  The Company holds a large position in Offerpad, which shares are no longer subject to restrictions on resale, and significant fluctuations in the fair value of Offerpad’s securities have been and could be material to the Company’s earnings in any given quarter.

24.Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years.  Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  In uncertain economic times, an even larger change is more likely.  As examples, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $152 million, and if expected ultimate losses for those same years were to fluctuate by 100 basis points, the resulting impact would be $304 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

25.As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds.  If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders.  Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited.  As of March 31, 2022, under such regulations, the maximum amount available in 2022 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $681.7 million and loans and advances of $125.8 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2022, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by the Company on November 4, 2020, which program has no expiration date, the Company may repurchase up to $600 million of the Company’s issued and outstanding common stock.  The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table.  Prices in column (b) include commissions.  Cumulatively, as of March 31, 2022, the Company had repurchased $265 million (including commissions) of its shares authorized under the program and had the authority to repurchase an additional $335 million (including commissions) under that program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	241,643	$76.75	241,643	$424,490,105
February 1, 2022 to February 28, 2022	448,513	69.52	448,513	393,307,593
March 1, 2022 to March 31, 2022	877,847	66.68	877,847	334,777,043
Total	1,568,003	$69.04	1,568,003	$334,777,043

Item 6.	Exhibits.

Each management contract or compensatory plan or arrangement in which any director or named executive officer of First American Financial Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. §229.402(a)(3)), participates that is included among the exhibits listed on the Exhibit Index is identified on the Exhibit Index by an asterisk (*).

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed June 1, 2010.

3.2	Bylaws of First American Financial Corporation, effective as of January 19, 2022.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed January 21, 2022.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	N/A.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	N/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: April 28, 2022	By	/s/ Kenneth D. DeGiorgio
Kenneth D. DeGiorgio
Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2022	By	/s/ Mark E. Seaton
Mark E. Seaton
Executive Vice President, Chief Financial Officer (Principal Financial Officer)