Form 10-Q
period 2022-06-30
First American Financial Corp
filed 2022-07-28
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

On July 25, 2022 there were 104,161,735 shares of common stock outstanding.

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, WITHOUT LIMITATION:

•	INTEREST RATE FLUCTUATIONS;
•	CHANGES IN CONDITIONS OF THE REAL ESTATE MARKETS;
•	VOLATILITY IN THE CAPITAL MARKETS;
•	UNFAVORABLE ECONOMIC CONDITIONS;
•	IMPAIRMENTS IN THE COMPANY’S GOODWILL OR OTHER INTANGIBLE ASSETS;
•	FAILURES AT FINANCIAL INSTITUTIONS WHERE THE COMPANY DEPOSITS FUNDS;
•	REGULATORY OVERSIGHT AND CHANGES IN APPLICABLE LAWS AND GOVERNMENT REGULATIONS, INCLUDING PRIVACY AND DATA PROTECTION LAWS;
•	HEIGHTENED SCRUTINY BY LEGISLATORS AND REGULATORS OF THE COMPANY’S TITLE INSURANCE AND SERVICES SEGMENT AND CERTAIN OTHER OF THE COMPANY’S BUSINESSES;
•	REGULATION OF TITLE INSURANCE RATES;
•	LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•	CLIMATE CHANGE, HEALTH CRISES, SEVERE WEATHER CONDITIONS AND OTHER CATASTROPHE EVENTS;
•	CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•	CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•	LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO OR VENTURE INVESTMENT PORTFOLIO;
•	MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•	DEFALCATIONS, INCREASED CLAIMS OR OTHER COSTS AND EXPENSES ATTRIBUTABLE TO THE COMPANY’S USE OF TITLE AGENTS;
•	ANY INADEQUACY IN THE COMPANY’S RISK MANAGEMENT FRAMEWORK OR USE OF MODELS;
•	SYSTEMS DAMAGE, FAILURES, INTERRUPTIONS, CYBERATTACKS AND INTRUSIONS, OR UNAUTHORIZED DATA DISCLOSURES;
•	INNOVATION EFFORTS OF THE COMPANY AND OTHER INDUSTRY PARTICIPANTS AND ANY RELATED MARKET DISRUPTION;
•	ERRORS AND FRAUD INVOLVING THE TRANSFER OF FUNDS;
•	FAILURES TO RECRUIT AND RETAIN QUALIFIED PERSONNEL;

•	THE COMPANY’S USE OF A GLOBAL WORKFORCE;
•	INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS;
•	INABILITY TO REALIZE ANTICIPATED SYNERGIES OR PRODUCE RETURNS THAT JUSTIFY INVESTMENT IN ACQUIRED BUSINESSES; AND
•	OTHER FACTORS DESCRIBED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN ITEM 1A OF PART II.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE.  THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1.Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in millions, except par values)

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$1,745	$1,228
Accounts and accrued income receivable, less allowances of $16 and $14	418	441
Income taxes receivable	248	11
Investments:
Deposits with banks	67	58
Debt securities, includes pledged securities of $76 and $91 (amortized cost of $9,257 and $9,317)	8,450	9,362
Equity securities	969	1,176
	9,486	10,596
Secured financings receivable	505	565
Property and equipment, net	562	506
Operating lease assets	262	249
Title plants and other indexes	608	587
Deferred income taxes	14	14
Goodwill	1,802	1,588
Other intangible assets, net	221	218
Other assets	391	448
	$16,262	$16,451
Liabilities and Equity
Deposits	$6,127	$5,069
Accounts payable and accrued liabilities	1,015	1,262
Deferred revenue	202	224
Reserve for known and incurred but not reported claims	1,308	1,284
Income taxes payable	4	24
Deferred income taxes	314	345
Operating lease liabilities	284	274
Secured financings payable	429	538
Notes and contracts payable	1,646	1,648
	11,329	10,668
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares; Outstanding—105.0 shares and 109.7 shares	—	—
Additional paid-in capital	1,891	2,179
Retained earnings	3,775	3,680
Accumulated other comprehensive loss	(750)	(92)
Total stockholders’ equity	4,916	5,767
Noncontrolling interests	17	16
Total equity	4,933	5,783
	$16,262	$16,451

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Direct premiums and escrow fees	$897	$917	$1,671	$1,703
Agent premiums	937	905	1,885	1,750
Information and other	308	302	617	581
Net investment income	53	56	99	105
Net investment (losses) gains (realized (losses) gains of $(7), $6, $43, $11)	(133)	86	(176)	153
	2,062	2,266	4,096	4,292
Expenses
Personnel costs	618	588	1,220	1,123
Premiums retained by agents	748	719	1,506	1,390
Other operating expenses	344	331	681	627
Provision for policy losses and other claims	127	150	249	290
Depreciation and amortization	42	41	83	79
Premium taxes	23	22	47	45
Interest	19	16	39	33
	1,921	1,867	3,825	3,587
Income before income taxes	141	399	271	705
Income taxes	31	95	63	167
Net income	110	304	208	538
Less: Net income attributable to noncontrolling interests	1	2	1	2
Net income attributable to the Company	$109	$302	$207	$536
Net income per share attributable to the Company's stockholders (Note 10):
Basic	$1.01	$2.73	$1.89	$4.83
Diluted	$1.01	$2.72	$1.89	$4.81
Cash dividends declared per share	$0.51	$0.46	$1.02	$0.92
Weighted-average common shares outstanding (Note 10):
Basic	107.9	110.9	109.1	111.0
Diluted	108.1	111.2	109.4	111.3

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$110	$304	$208	$538
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on debt securities	(267)	37	(638)	(63)
Foreign currency translation adjustment	(23)	7	(22)	9
Pension benefit adjustment	1	—	2	2
Total other comprehensive (loss) income, net of tax	(289)	44	(658)	(52)
Comprehensive (loss) income	(179)	348	(450)	486
Less: Comprehensive income attributable to noncontrolling interests	1	2	1	2
Comprehensive (loss) income attributable to the Company	$(180)	$346	$(451)	$484

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2021	109.7	$—	$2,179	$3,680	$(92)	$5,767	$16	$5,783
Net income for three months ended March 31, 2022	—	—	—	98	—	98	—	98
Dividends on common shares	—	—	—	(56)	—	(56)	—	(56)
Repurchases of Company shares	(1.6)	—	(108)	—	—	(108)	—	(108)
Shares issued in connection with share-based compensation	0.6	—	(11)	(1)	—	(12)	—	(12)
Share-based compensation	—	—	43	—	—	43	—	43
Other comprehensive loss	—	—	—	—	(369)	(369)	—	(369)
Balance at March 31, 2022	108.7	$—	$2,103	$3,721	$(461)	$5,363	$16	$5,379
Net income for three months ended June 30, 2022	—	—	—	109	—	109	1	110
Dividends on common shares	—	—	—	(54)	—	(54)	—	(54)
Repurchases of Company shares	(3.9)	—	(227)	—	—	(227)	—	(227)
Shares issued in connection with share-based compensation	0.2	—	6	(1)	—	5	—	5
Share-based compensation	—	—	9	—	—	9	—	9
Other comprehensive loss	—	—	—	—	(289)	(289)	—	(289)
Balance at June 30, 2022	105.0	$—	$1,891	$3,775	$(750)	$4,916	$17	$4,933

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity – (Continued)

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2020	110.4	$—	$2,215	$2,655	$40	$4,910	$12	$4,922
Net income for three months ended March 31, 2021	—	—	—	234	—	234	—	234
Dividends on common shares	—	—	—	(51)	—	(51)	—	(51)
Repurchases of Company shares	(1.2)	—	(65)	—	—	(65)	—	(65)
Shares issued in connection with share-based compensation	0.5	—	(7)	(1)	—	(8)	—	(8)
Share-based compensation	—	—	31	—	—	31	—	31
Net activity related to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	(96)	(96)	—	(96)
Balance at March 31, 2021	109.7	$—	$2,174	$2,837	$(56)	$4,955	$11	$4,966
Net income for three months ended June 30, 2021	—	—	—	302	—	302	2	304
Dividends on common shares	—	—	—	(50)	—	(50)	—	(50)
Shares issued in connection with share-based compensation	0.2	—	4	—	—	4	—	4
Share-based compensation	—	—	9	—	—	9	—	9
Net activity related to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive income	—	—	—	—	44	44	—	44
Balance at June 30, 2021	109.9	$—	$2,187	$3,089	$(12)	$5,264	$11	$5,275

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Six Months Ended June,
	2022	2021
Cash flows from operating activities:
Net income	$208	$538
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	249	290
Depreciation and amortization	83	79
Amortization of premiums and accretion of discounts on debt securities, net	17	22
Net investment losses (gains)	176	(153)
Share-based compensation	52	40
Equity in earnings of affiliates, net	(7)	(4)
Dividends from equity method investments	6	6
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(223)	(231)
Net change in income tax accounts	(43)	1
Decrease (increase) in accounts and accrued income receivable	28	(31)
Decrease in accounts payable and accrued liabilities	(324)	(52)
Decrease in deferred revenue	(23)	(22)
Other, net	30	(6)
Cash provided by operating activities	229	477
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(203)	(4)
Net decrease in deposits with banks	(11)	(4)
Purchases of debt securities	(1,143)	(3,036)
Proceeds from sales of debt securities	457	680
Proceeds from maturities of debt securities	704	891
Purchases of equity securities	(99)	(72)
Proceeds from sales of equity securities	157	73
Net change in other investments	1	(49)
Advances under secured financing agreements	(9,730)	(12,426)
Collections of secured financings receivable	9,790	12,463
Capital expenditures	(118)	(68)
Proceeds from sales of property and equipment	—	13
Proceeds from insurance settlement	2	7
Cash used for investing activities	(193)	(1,532)
Cash flows from financing activities:
Net change in deposits	1,058	2,080
Borrowings under secured financing agreements	9,599	11,079
Repayments of secured financings payable	(9,712)	(10,983)
Repayments of other notes and contracts payable	(3)	(3)
Net activity related to noncontrolling interests	(1)	(3)
Net payments in connection with share-based compensation	(7)	(4)
Repurchases of Company shares	(335)	(65)
Payments of cash dividends	(110)	(101)
Cash provided by financing activities	489	2,000
Effect of exchange rate changes on cash	(8)	3
Net increase in cash and cash equivalents	517	948
Cash and cash equivalents—Beginning of period	1,228	1,275
Cash and cash equivalents—End of period	$1,745	$2,223
Supplemental information:
Cash paid during the period for:
Interest	$38	$32
Premium taxes	$72	$49
Income taxes	$105	$167

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

Pending Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued updated guidance intended to increase the comparability of financial information across reporting entities that have investments in equity securities measured at fair value that are subject to contractual restrictions preventing the sale of those securities.  The updated guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, as a result, should not be considered in measuring fair value.  In addition, new disclosures are required about the nature of the restrictions and their remaining duration.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2023, with early adoption permitted.  The Company does not expect the adoption of this guidance to impact its condensed consolidated financial statements.

Note 2 –Trust Assets, Escrow and Other Deposits

The Company administers escrow deposits and trust assets as a service to its direct customers.  Escrow deposits totaled $14.0 billion and $10.8 billion at June 30, 2022 and December 31, 2021, respectively, of which $5.8 billion and $4.8 billion, respectively, were held at First American Trust, FSB (“FA Trust”).  The escrow deposits held at FA Trust are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by FA Trust totaled $4.1 billion and $4.6 billion at June 30, 2022 and December 31, 2021, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds administered by the Company totaled $5.2 billion and $6.0 billion at June 30, 2022 and December 31, 2021, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan servicing, subservicing, originations and sales operations, the Company administers cash deposits on behalf of investors, mortgagors and subservicing clients.  Cash deposits, which are held at third-party financial institutions, totaled $865 million and $433 million at June 30, 2022 and December 31, 2021, respectively.  These cash deposits are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.  In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

Note 3 – Debt Securities

Investments in debt securities, classified as available-for-sale, are as follows:

(in millions)	Amortized cost	Gross unrealized		Estimated fair value
		Gains	Losses
June 30, 2022
U.S. Treasury bonds	$155	$—	$(8)	$147
Municipal bonds	1,609	2	(149)	1,462
Foreign government bonds	217	—	(17)	200
Governmental agency bonds	141	—	(12)	129
Governmental agency mortgage-backed securities	5,539	3	(492)	5,050
U.S. corporate debt securities	1,096	—	(93)	1,003
Foreign corporate debt securities	500	—	(41)	459
	$9,257	$5	$(812)	$8,450
December 31, 2021
U.S. Treasury bonds	$123	$1	$(1)	$123
Municipal bonds	1,607	59	(17)	1,649
Foreign government bonds	228	2	(3)	227
Governmental agency bonds	175	3	(1)	177
Governmental agency mortgage-backed securities	5,620	34	(47)	5,607
U.S. corporate debt securities	1,071	19	(9)	1,081
Foreign corporate debt securities	493	9	(4)	498
	$9,317	$127	$(82)	$9,362

Sales of debt securities resulted in realized gains of $1 million and $4 million, realized losses of $8 million and $12 million, and proceeds of $161 million and $457 million for the three and six months ended June 30, 2022, respectively.  Sales of debt securities resulted in realized gains of $13 million and $18 million, realized losses of $7 million, and proceeds of $489 million and $680 million for the three and six months ended June 30, 2021, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities in an unrealized loss position, based on length of time in such position, are as follows:

	Less than 12 months		12 months or longer		Total
(in millions)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2022
U.S. Treasury bonds	$114	$(7)	$10	$(1)	$124	$(8)
Municipal bonds	1,213	(136)	58	(13)	1,271	(149)
Foreign government bonds	136	(10)	33	(7)	169	(17)
Governmental agency bonds	125	(11)	4	(1)	129	(12)
Governmental agency mortgage-backed securities	4,304	(414)	477	(78)	4,781	(492)
U.S. corporate debt securities	887	(88)	30	(5)	917	(93)
Foreign corporate debt securities	420	(38)	21	(3)	441	(41)
	$7,199	$(704)	$633	$(108)	$7,832	$(812)
December 31, 2021
U.S. Treasury bonds	$76	$(1)	$—	$—	$76	$(1)
Municipal bonds	684	(17)	—	—	684	(17)
Foreign government bonds	103	(1)	33	(2)	136	(3)
Governmental agency bonds	73	(1)	—	—	73	(1)
Governmental agency mortgage-backed securities	4,036	(47)	—	—	4,036	(47)
U.S. corporate debt securities	533	(9)	—	—	533	(9)
Foreign corporate debt securities	234	(4)	—	—	234	(4)
	$5,739	$(80)	$33	$(2)	$5,772	$(82)

Based on the Company’s review of its debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, it determined that the losses were due to non-credit factors.  As such, the Company does not consider these securities to be credit impaired at June 30, 2022.  As of June 30, 2022, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

In determining credit losses on its debt securities in an unrealized loss position, the Company considers certain factors which may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, profitability and stock performance.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at June 30, 2022, by contractual maturities, are as follows:

(in millions)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$60	$59	$25	$11	$155
Estimated fair value	$60	$55	$22	$10	$147
Municipal bonds
Amortized cost	21	146	813	629	1,609
Estimated fair value	21	141	744	556	1,462
Foreign government bonds
Amortized cost	26	108	71	12	217
Estimated fair value	26	105	60	9	200
Governmental agency bonds
Amortized cost	1	74	7	59	141
Estimated fair value	1	69	7	52	129
U.S. corporate debt securities
Amortized cost	47	648	310	91	1,096
Estimated fair value	47	603	278	75	1,003
Foreign corporate debt securities
Amortized cost	35	297	116	52	500
Estimated fair value	35	278	103	43	459
Total debt securities excluding mortgage-backed securities
Amortized cost	$190	$1,332	$1,342	$854	$3,718
Estimated fair value	$190	$1,251	$1,214	$745	$3,400
Total mortgage-backed securities
Amortized cost					5,539
Estimated fair value					5,050
Total debt securities
Amortized cost					$9,257
Estimated fair value					$8,450

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio at June 30, 2022, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$147	100.0	$—	—	$—	—	$147
Municipal bonds	1,417	96.9	45	3.1	—	—	1,462
Foreign government bonds	192	96.0	5	2.5	3	1.5	200
Governmental agency bonds	129	100.0	—	—	—	—	129
Governmental agency mortgage-backed securities	5,050	100.0	—	—	—	—	5,050
U.S. corporate debt securities	434	43.3	390	38.9	179	17.8	1,003
Foreign corporate debt securities	187	40.7	235	51.2	37	8.1	459
	$7,556	89.4	$675	8.0	$219	2.6	$8,450

Included in debt securities at June 30, 2022, were bank loans totaling $152 million, of which $148 million were non-investment grade; high yield corporate debt securities totaling $62 million, all of which were non-investment grade; and emerging market debt securities totaling $68 million, of which $9 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at June 30, 2022, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$124	100.0	$—	—	$—	—	$124
Municipal bonds	1,231	96.9	40	3.1	—	—	1,271
Foreign government bonds	161	95.2	5	3.0	3	1.8	169
Governmental agency bonds	129	100.0	—	—	—	—	129
Governmental agency mortgage-backed securities	4,781	100.0	—	—	—	—	4,781
U.S. corporate debt securities	380	41.4	359	39.2	178	19.4	917
Foreign corporate debt securities	180	40.8	224	50.8	37	8.4	441
	$6,986	89.2	$628	8.0	$218	2.8	$7,832

Debt securities in an unrealized loss position at June 30, 2022, included bank loans totaling $151 million, of which $147 million were non-investment grade; high yield corporate debt securities totaling $62 million, all of which were non-investment grade; and emerging market debt securities totaling $66 million, of which $9 million were non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 4 – Equity Securities

Investments in equity securities, by accounting classification, are summarized as follows:

(in millions)	June 30, 2022	December 31, 2021
Marketable equity securities	$392	$657
Non-marketable equity securities	511	441
Equity method investments	66	78
	$969	$1,176

Investments in marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized gains (losses)	Estimated fair value
June 30, 2022
Common stocks	$374	$4	$378
Preferred stocks	16	(2)	14
	$390	$2	$392
December 31, 2021
Common stocks	$418	222	640
Preferred stocks	17	$—	$17
	$435	$222	$657

Net losses of $141 million and $206 million resulting from changes in the fair values of marketable equity securities were recognized for the three and six months ended June 30, 2022, respectively, which included net unrealized losses of $133 million and $198 million on securities still held at June 30, 2022, respectively. Included in net investment losses during the three and six months ended June 30, 2022, were unrealized losses of $92 million and $136 million, respectively, related to the Company’s investment in Offerpad Solutions Inc., a tech-enabled real estate company.  Net gains of $24 million and $43 million resulting from changes in the fair values of marketable equity securities were recognized for the three and six months ended June 30, 2021, respectively, which included net unrealized gains of $24 million and $42 million on securities still held at June 30, 2021, respectively. Net gains and losses resulting from changes in the fair values of marketable equity securities are recognized in net investment gains/losses on the condensed consolidated statements of income.

Investments in non-marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized gains	Carrying amount
June 30, 2022	$281	$230	$511
December 31, 2021	$215	$226	$441

The Company recognized net unrealized gains of $15 million and $4 million during the three and six months ended June 30, 2022, respectively, and net unrealized gains of $44 million and $86 million during the three and six months ended June 30, 2021, respectively, related to its investments in private venture-stage companies.  All such unrealized gains related to securities still held at June 30, 2022 and 2021. Net gains and losses on non-marketable equity securities are recognized in net investment gains/losses on the condensed consolidated statements of income.

During the six months ended June 30, 2022, the Company realized a gain of $51 million and cash proceeds of $63 million related to the sale of an investment in a title insurance business.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 5 – Allowance for Credit Losses – Accounts Receivable

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$14	$13	$14	$14
Provision for expected credit losses	3	1	5	1
Write-offs/recoveries	(1)	(2)	(3)	(3)
Balance at end of period	$16	$12	$16	$12

Note 6 – Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2022, is as follows:

(in millions)	Title Insurance and Services	Specialty Insurance	Total
Balance at beginning of period	$1,575	$13	$1,588
Acquisitions	218	—	218
Foreign currency translation	(4)	—	(4)
Balance at end of period	$1,789	$13	$1,802
Accumulated impairment losses	$—	$(34)	$(34)

The Company did not record any goodwill impairment losses during the six months ended June 30, 2022.  For discussion about the Company’s acquisitions in 2022, see Note 17 Business Combinations.

Note 7 – Other Intangible Assets

Other intangible assets are summarized as follows:

(in millions)	June 30, 2022	December 31, 2021
Finite-lived intangible assets:
Customer relationships	$201	$203
Noncompete agreements	50	49
Trademarks	56	32
Internal-use software licenses	24	21
Patents	3	3
	334	308
Accumulated amortization	(130)	(107)
	204	201
Indefinite-lived intangible assets:
Licenses	17	17
	$221	$218

Amortization expense for finite-lived intangible assets was $14 million and $29 million for the three and six months ended June 30, 2022, respectively, and $12 million and $24 million for the three and six months ended June 30, 2021, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in millions)
Remainder of 2022	$30
2023	$49
2024	$40
2025	$32
2026	$25
2027	$9

Note 8 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Six Months Ended June 30,
(in millions)	2022	2021
Balance at beginning of period	$1,284	$1,178
Provision related to:
Current year	240	267
Prior years	9	23
	249	290
Payments, net of recoveries, related to:
Current year	94	107
Prior years	129	124
	223	231
Other	(2)	6
Balance at end of period	$1,308	$1,243

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the three and six months ended June 30, 2022 and 2021.  The 4.0% loss rate reflects the ultimate loss rate for both the 2022 and 2021 policy years and no change in the loss reserve estimates for prior policy years.

A summary of the Company’s loss reserves is as follows:

(dollars in millions)	June 30, 2022		December 31, 2021
Known title claims	$65	5.0%	$67	5.2%
Incurred but not reported claims	1,178	90.0%	1,143	89.0%
Total title claims	1,243	95.0%	1,210	94.2%
Non-title claims	65	5.0%	74	5.8%
Total loss reserves	$1,308	100.0%	$1,284	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 22.1% and 23.2% for the three and six months ended June 30, 2022, respectively, and 24.0% and 23.8% for the three and six months ended June 30, 2021, respectively.  The effective tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense.  The effective income tax rate for 2021 also reflected benefits related to foreign tax law changes.

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

As of June 30, 2022 and December 31, 2021, the liability for income taxes associated with uncertain tax positions was $8 million.  The liability as of June 30, 2022 and December 31, 2021 could be reduced by $3 million due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments, and state income taxes.  The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense.  Accrued interest and penalties, net of tax benefits, related to uncertain tax positions were not material as of June 30, 2022 and December 31, 2021.

It is reasonably possible that the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may increase or decrease within the next 12 months.  Any such change may be the result of either ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions.  The primary non-federal jurisdictions are California, Canada, India and the United Kingdom.  As of June 30, 2022, the Company is generally no longer subject to income tax examinations for U.S. federal, state and non-U.S. jurisdictions for years prior to 2018, 2016, and 2014, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Numerator
Net income attributable to the Company	$109	$302	$207	$536
Denominator
Basic weighted-average shares	107.9	110.9	109.1	111.0
Effect of dilutive restricted stock units (“RSUs”)	0.2	0.3	0.3	0.3
Diluted weighted-average shares	108.1	111.2	109.4	111.3
Net income per share attributable to the Company’s stockholders (1)
Basic	$1.01	$2.73	$1.89	$4.83
Diluted	$1.01	$2.72	$1.89	$4.81

(1)	Net income per share may not recalculate due to rounding.

For the three and six months ended June 30, 2022, 339 thousand and 12 thousand RSUs, respectively, were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect.  For the three and six months ended June 30, 2021 either no RSUs or an immaterial amount of RSUs were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect.

Note 11 – Employee Benefit Plans

Net periodic costs related to the Company’s unfunded supplemental benefit plans are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Expense:
Interest costs	$2	$2	$3	$3
Amortization of net actuarial loss	1	1	3	3
Amortization of prior service credit	—	(1)	—	(1)
	$3	$2	$6	$5

The Company contributed $7 million to its unfunded supplemental benefit plans during the six months ended June 30, 2022 and expects to contribute an additional $9 million during the remainder of 2022.

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

The following tables present the fair values of the Company’s assets and liabilities, measured on a recurring basis, as of June 30, 2022 and December 31, 2021:

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2022
Assets:
Debt securities:
U.S. Treasury bonds	$147	$—	$147	$—
Municipal bonds	1,462	—	1,462	—
Foreign government bonds	200	—	200	—
Governmental agency bonds	129	—	129	—
Governmental agency mortgage-backed securities	5,050	—	5,050	—
U.S. corporate debt securities	1,003	—	1,003	—
Foreign corporate debt securities	459	—	459	—
	8,450	—	8,450	—
Equity securities:
Preferred stocks	14	14	—	—
Common stocks	378	378	—	—
	392	392	—	—
Servicing related assets	21	—	1	20
Total assets	$8,863	$392	$8,451	$20
Liabilities:
Servicing related liabilities	$12	$—	$—	$12

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of June 30, 2022 and December 31, 2021:

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1		Level 2	Level 3
June 30, 2022
Assets:
Cash and cash equivalents	$1,745	$1,745		$1,745	$—	$—
Deposits with banks	$67	$67		$21	$46	$—
Notes receivable, net	$11	$10		$—	$—	$10
Secured financings receivable	$505	$505		$—	$505	$—
Loans eligible for repurchase	$28	$28		$—	$28	$—
Liabilities:
Secured financings payable (1)	$417	$417		$—	$417	$—
Liability for loans eligible for repurchase	$28	$28	$		$28	$—
Notes and contracts payable	$1,646	$1,464		$—	$1,461	$3

(1)	Excludes servicing related liabilities, which are measured at fair value on a recurring basis.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1		Level 2	Level 3
December 31, 2021
Assets:
Cash and cash equivalents	$1,228	$1,228		$1,228	$—	$—
Deposits with banks	$58	$58		$13	$45	$—
Notes receivable, net	$32	$32		$—	$—	$32
Secured financings receivable	$565	$565		$—	$565	$—
Loans eligible for repurchase	$47	$47		$—	$47	$—
Liabilities:
Secured financings payable (1)	$529	$529		$—	$529	$—
Liability for loans eligible for repurchase	$47	$47	$		$47	$—
Notes and contracts payable	$1,648	$1,724		$—	$1,720	$4

(1)	Excludes servicing related liabilities, which are measured at fair value on a recurring basis.

Note 13 – Share-Based Compensation

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Expense:
RSUs	$7	$7	$48	$36
Employee stock purchase plan	2	2	4	4
	$9	$9	$52	$40

The following table summarizes RSU activity for the six months ended June 30, 2022:

(in millions, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2021	0.9	$58.11
Granted during 2022	1.0	$68.32
Vested during 2022	(0.9)	$63.94
Unvested at June 30, 2022	1.0	$63.01

In March 2022, the Company’s board of directors amended the First American Financial Corporation 2010 Employee Stock Purchase Plan (the “Amended ESPP”), effective July 1, 2022.  The Amended ESPP increases the maximum number of shares of Company common stock available for sale from 5 million to 14 million.  In addition, the Amended ESPP extends the term of the plan from July 1, 2023 to July 1, 2032.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 14 – Stockholders’ Equity

In June 2022, the Company’s board of directors approved a new share repurchase plan and terminated its prior share repurchase plan.  The Company’s new share repurchase plan authorizes the repurchase of up to $400 million of the Company’s common stock, of which $392 million remained as of June 30, 2022.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  Cumulatively, during the six months ended June 30, 2022, the Company repurchased and retired, under both the current and prior authorizations, 5.5 million shares of its common stock for a total purchase price of $335 million.

Note 15 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the six months ended June 30, 2022:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2021	$29	$(39)	$(82)	$(92)
Change in unrealized gains (losses) on debt securities	(852)	—	—	(852)
Change in foreign currency translation adjustment	—	(23)	—	(23)
Amortization of net actuarial loss	—	—	3	3
Tax effect	214	1	(1)	214
Balance at June 30, 2022	$(609)	$(61)	$(80)	$(750)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended June 30, 2022 and 2021:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended June 30, 2022
Pretax change before reclassifications	$(363)	$(24)	$—	$(387)
Reclassifications out of AOCI	7	—	1	8
Tax effect	89	1	—	90
Total other comprehensive income (loss), net of tax	$(267)	$(23)	$1	$(289)
Three Months Ended June 30, 2021
Pretax change before reclassifications	$56	$5	$—	$61
Reclassifications out of AOCI	(6)	—	—	(6)
Tax effect	(13)	2	—	(11)
Total other comprehensive income (loss), net of tax	$37	$7	$—	$44

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2022 and 2021:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Six Months Ended June 30, 2022
Pretax change before reclassifications	$(860)	$(23)	$—	$(883)
Reclassifications out of AOCI	8	—	3	11
Tax effect	214	1	(1)	214
Total other comprehensive income (loss), net of tax	$(638)	$(22)	$2	$(658)
Six Months Ended June 30, 2021
Pretax change before reclassifications	$(71)	$9	$—	$(62)
Reclassifications out of AOCI	(11)	—	2	(9)
Tax effect	19	—	—	19
Total other comprehensive income (loss), net of tax	$(63)	$9	$2	$(52)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items
(in millions)	2022	2021	2022	2021
Unrealized gains (losses) on debt securities:
Net realized (losses) gains on sales of debt securities	$(7)	$6	$(8)	$11	Net realized investment (losses) gains
Tax effect	$2	$(2)	$2	$(3)
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(1)	$(1)	$(3)	$(3)	Other operating expenses
Amortization of prior service credit	—	1	—	1	Other operating expenses
Pretax total	$(1)	$—	$(3)	$(2)
Tax effect	$—	$—	$1	$—

(1)	Amounts are components of net periodic cost. See Note 11 Employee Benefit Plans for additional details.

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

With respect to the Company’s outstanding ordinary course lawsuits and proceedings, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.  Our ordinary course lawsuits include putative or purported class action lawsuits, which challenge practices in the Company’s title insurance and services and home warranty businesses.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company and/or its subsidiaries are also parties to consumer class actions in connection with the information security incident that occurred during the second quarter of 2019.  All of these lawsuits are putative class actions for which a class has not been certified.  Due to the complexity and uncertainty involved with these class action lawsuits, including the requirements for the certification of a class, the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss of these lawsuits.  While these lawsuits could be material to the Company’s financial results in any particular period if an unfavorable outcome results, the Company does not believe that any of these lawsuits will have a material adverse effect on the Company’s overall financial condition, results of operations or cash flows.

In addition, the Company and certain members of its board of directors and certain executives were parties to a shareholder derivative action, Hollett v. Gilmore, et al., filed on November 25, 2020 in the United States District Court for the Central District of California.  The allegations arose out of the information security incident that occurred during the second quarter of 2019 and the resulting legal proceedings and disclosures made at the time of the incident.  The action was dismissed on June 7, 2022.

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

Note 17 – Business Combinations

In May 2022, the Company completed the previously announced acquisition of a California-based provider of title insurance, underwriting and escrow services for residential and commercial real estate transactions for a purchase price of $300 million in cash.  In connection with the purchase, the Company recorded preliminary fair value estimates for goodwill, other intangible assets and other assets of $203 million, $37 million and $10 million, respectively.  The Company recognized revenues of $36 million and pre-tax income of $6 million since the acquisition date, related to the acquiree, during the three months ended June 30, 2022.

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

•

The Company’s specialty insurance segment sells home warranty products including residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period.  This business currently operates in 35 states and the District of Columbia.

The Company is continuing its wind-down of the property and casualty insurance business through the transfer and non-renewal of policies and expects the transfers to be completed by the end of the third quarter of 2022.

•

The Company’s corporate segment, which was expanded in 2021 to include its investments in venture-stage companies, also includes certain financing facilities and corporate services that support the Company’s business operations.  In connection with the expansion, the Company reclassified $44 million and $86 million in net investment gains during the three and six months ended June 30, 2021, respectively, previously reported in the title insurance and services segment to the corporate segment.

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended June 30, 2022:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,053	$240	$41	$74
Specialty Insurance	104	4	1	—
Corporate	(95)	(103)	—	—
	$2,062	$141	$42	$74

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$793	$937	$305	$70	$(52)	$2,053
Specialty Insurance	104	—	3	1	(4)	104
Corporate	—	—	—	(18)	(77)	(95)
	$897	$937	$308	$53	$(133)	$2,062

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the three months ended June 30, 2021:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,064	$358	$40	$37
Specialty Insurance	152	20	1	1
Corporate	51	21	—	—
Eliminations	(1)	—	—	—
	$2,266	$399	$41	$38

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$787	$905	$299	$47	$26	$2,064
Specialty Insurance	130	—	4	2	16	152
Corporate	—	—	—	7	44	51
	$917	$905	$303	$56	$86	$2,267

For the six months ended June 30, 2022:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$4,051	$461	$81	$123
Specialty Insurance	219	16	2	1
Corporate	(174)	(206)	—	—
	$4,096	$271	$83	$124

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$1,459	$1,885	$607	$122	$(22)	$4,051
Specialty Insurance	212	—	10	3	(6)	219
Corporate	—	—	—	(26)	(148)	(174)
	$1,671	$1,885	$617	$99	$(176)	$4,096

For the six months ended June 30, 2021:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$3,908	$638	$76	$67
Specialty Insurance	288	26	3	2
Corporate	98	41	—	—
Eliminations	(2)	—	—	—
	$4,292	$705	$79	$69

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$1,445	$1,750	$575	$90	$48	$3,908
Specialty Insurance	258	—	7	4	19	288
Corporate	—	—	—	12	86	98
	$1,703	$1,750	$582	$106	$153	$4,294

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This Management’s Discussion and Analysis contains certain financial measures that are not presented in accordance with generally accepted accounting principles (“GAAP”), including adjusted information and other revenues, adjusted personnel costs, and adjusted other operating expenses, in each case excluding the effects of recent acquisitions, and adjusted debt to capitalization ratio as it excludes the effect of secured financings payable.  The Company is presenting these non-GAAP financial measures because they provide the Company’s management and readers of this Quarterly Report on Form 10-Q with additional insight into the operational performance of the Company relative to earlier periods and additional insight into the financial leverage of the Company.  The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information.  In this Quarterly Report on Form 10-Q, these non-GAAP financial measures have been presented with, and reconciled to, the most directly comparable GAAP financial measures.  Readers of this Quarterly Report on Form 10-Q should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures.  Because not all companies use identical calculations, the presentation of adjusted debt to capitalization ratio may not be comparable to other similarly titled measures of other companies.

CRITICAL ACCOUNTING ESTIMATES

A summary of the Company’s significant accounting policies that it considers to be the most dependent on the application of estimates and assumptions can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Pending Accounting Pronouncements

See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements.

Results of Operations

Summary

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues by Segment
Title insurance and services	$2,053	$2,064	$(11)	(0.5)%	$4,051	$3,908	$143	3.7%
Specialty insurance	104	152	(48)	(31.6)	219	288	(69)	(24.0)
Corporate and eliminations	(95)	50	(145)	(290.0)	(174)	96	(270)	(281.3)
	$2,062	$2,266	$(204)	(9.0)%	$4,096	$4,292	$(196)	(4.6)%
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

The Company’s total revenues decreased $204 million, or 9.0%, in the second quarter of 2022 when compared with the second quarter of 2021.  This decrease was primarily attributable to a decrease in net investment gains/losses of $219 million, or 254.7%, and a decrease in direct premiums of $28 million, or 93.3%, resulting from the wind-down of the property and casualty insurance business, partially offset by an increase in agent premiums in the title insurance business of $32 million, or 3.5%.  Direct premiums and escrow fees in the title insurance and services segment from domestic commercial and residential purchase transactions increased $66 million, or 29.6%, and $7 million, or 2.1%, respectively, in the second quarter of 2022 when compared to the second quarter of 2021, while direct premiums and escrow fees from domestic residential refinance transactions decreased $77 million, or 58.3%, when compared to the second quarter of 2021.

According to the Mortgage Bankers Association’s July 18, 2022 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 35.4% in the second quarter of 2022 when compared with the second quarter of 2021.  According to the MBA Forecast, the dollar amount of purchase originations increased 3.7% and refinance originations decreased 65.9%.  This volume of domestic residential mortgage origination activity contributed to an increase in direct premiums and escrow fees for the Company’s direct title operations of 2.1% from domestic residential purchase transactions and a decrease of 58.3% from domestic refinance transactions in the second quarter of 2022 when compared with the second quarter of 2021.

During the second quarter of 2022, the level of domestic title orders opened per day by the Company’s direct title operations decreased 21.9% when compared with the second quarter of 2021.  Residential purchase, refinance and commercial opened orders per day decreased 12.1%, 62.1%, and 3.9%, respectively, when compared with the second quarter of 2021.

The Company recorded net investment losses of $133 million in the second quarter of 2022, which included unrealized losses totaling $77 million related to the Company’s venture investment portfolio.  Included in unrealized losses in the venture investment portfolio were losses of $92 million related to the Company’s investment in Offerpad Solutions Inc., offset by gains of $15 million related to other venture investments.  Investments within the Company’s venture portfolio are expected from time to time to cause material fluctuations in the Company’s results of operations due to the recognition of gains or losses in connection with observable price changes, such as from liquidity events, subsequent equity sales, or price changes in investments that trade publicly, which changes can be volatile.

Title Insurance and Services

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues
Direct premiums and escrow fees	$793	$787	$6	0.8%	$1,459	$1,445	$14	1.0%
Agent premiums	937	905	32	3.5	1,885	1,750	135	7.7
Information and other	305	299	6	2.0	607	575	32	5.6
Net investment income	70	47	23	48.9	122	90	32	35.6
Net investment (losses) gains	(52)	26	(78)	(300.0)	(22)	48	(70)	(145.8)
	2,053	2,064	(11)	(0.5)	4,051	3,908	143	3.7
Expenses
Personnel costs	613	556	57	10.3	1,196	1,060	136	12.8
Premiums retained by agents	748	719	29	4.0	1,506	1,390	116	8.3
Other operating expenses	316	300	16	5.3	620	565	55	9.7
Provision for policy losses and other claims	69	67	2	3.0	134	127	7	5.5
Depreciation and amortization	41	40	1	2.5	81	76	5	6.6
Premium taxes	22	20	2	10.0	45	41	4	9.8
Interest	4	4	—	—	8	11	(3)	(27.3)
	1,813	1,706	107	6.3	3,590	3,270	320	9.8
Income before income taxes	$240	$358	$(118)	(33.0)%	$461	$638	$(177)	(27.7)%
Pretax margins	11.7%	17.3%	(5.6)%	(32.4)%	11.4%	16.3%	(4.9)%	(30.1)%

Direct premiums and escrow fees were $793 million and $1.5 billion for the three and six months ended June 30, 2022, respectively, increases of $6 million, or 0.8%, and $14 million, or 1.0%, when compared with the respective periods of the prior year.  The increases for the three and six months ended June 30, 2022 were due to increases in domestic average revenues per order and increases in premiums in the Canadian operations, partially offset by a reduction in the number of domestic title orders closed by the Company’s direct title operations.  Domestic average revenues per order closed were $3,523 and $3,246 for the three and six months ended June 30, 2022, respectively, increases of 32.9% and 36.6% when compared with $2,651 and $2,376 for the respective periods of the prior year, which were due to higher average revenues per order from commercial transactions, higher average revenues per order from residential purchase transactions due to higher real estate values, and, to a lesser extent, a shift in mix from lower premium residential refinance transactions to higher premium commercial transactions.  The increases were also due to recent acquisitions of escrow companies, which have contributed escrow revenue to the numerator when determining average revenues per order without a corresponding title order included in the denominator.  The Company’s direct title operations closed 205,000 and 410,100 domestic title orders during the three and six months ended June 30, 2022, respectively, decreases of 24.4% and 26.6% when compared with 271,100 and 558,700 domestic title orders closed during the respective periods of the prior year, which was generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast.  Domestic residential refinance orders closed per day decreased by 60.2% and 61.6%, respectively, and domestic residential purchase orders closed per day decreased by 11.0% and 9.3%, respectively, for the three and six months ended June 30, 2022, when compared to the respective periods of the prior year.

Agent premiums were $937 million and $1.9 billion for the three and six months ended June 30, 2022, respectively, an increase of $32 million, or 3.5%, and $135 million, or 7.7%, when compared with the respective periods of the prior year.  Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company.  As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums.  Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity.  The increase in agent premiums for the three months ended June 30, 2022 is generally consistent with the 1.2% increase in the Company’s direct premiums and escrow fees in the first quarter of 2022 as compared with the first quarter of 2021.

Information and other revenues primarily consist of revenues generated from fees associated with title search and related reports, title and other real property records and images, other non-insured settlement services and risk mitigation products and services.  These revenues generally trend with direct premiums and escrow fees but are typically less volatile since a portion of the revenues are subscription based and do not fluctuate with transaction volumes.

Information and other revenues were $305 million and $607 million for the three and six months ended June 30, 2022, respectively, increases of $6 million, or 2.0%, and $32 million, or 5.6%, when compared with the respective periods of the prior year.  The increases were primarily attributable to the impact of recent acquisitions, which were $47 million and $72 million for the three and six months ended June 30, 2022, respectively.  Excluding the impact of recent acquisitions, information and other revenues decreased $41 million, or 13.7%, and $40 million, or 7.0%, respectively, for the three and six months ended June 30, 2022, when compared with the respective periods of the prior year.  The decreases in information and other revenues for the three and six months ended June 30, 2022, adjusted for the impact of acquisitions, were primarily due to decreases in the demand for the Company’s information products, post-close services and document generation services.

Net investment income totaled $70 million and $122 million for the three and six months ended June 30, 2022, respectively, increases of $23 million, or 48.9% and $32 million, or 35.6%, when compared with the respective periods of the prior year.  The increases in investment income were primarily driven by higher short-term interest rates and higher average balances in the Company’s investment portfolio and escrow and like-kind exchange deposits.

Net investment losses of $52 million and $22 million for the three and six months ended June 30, 2022, respectively, were primarily attributable to changes in the fair values of marketable equity securities.  Net investment losses for the six months ended June 30, 2022 were partially offset by a $51 million gain realized on the sale of an investment in a title insurance business.  Net investment gains of $26 million and $48 million for the three and six months ended June 30, 2021, respectively, were primarily attributable to changes in the fair values of marketable equity securities.  Net investment gains of $44 million and $86 million for the three and six months ended June 30, 2021, respectively, related to certain non-marketable investments previously reported in the second quarter of 2021 have been reclassified to the corporate segment.

Personnel costs were $613 million and $1.2 billion for the three and six months ended June 30, 2022, respectively, increases of $57 million, or 10.3%, and $136 million, or 12.8%, when compared with the respective periods of the prior year.  Excluding the $60 million and $99 million impact from recent acquisitions for the three and six months ended June 30, 2022, respectively, personnel expenses decreased $3 million, or 0.5%, and increased $37 million, or 3.5%, when compared with the same periods of the prior year.  The decrease for the three months ended June 30, 2022, adjusted for the impact of recent acquisitions, was due to lower incentive compensation resulting from lower revenue and profitability, lower expense related to the Company’s 401(k) savings plan match and lower overtime expense, partially offset by higher salary expense due to higher headcount, higher average salaries and higher severance expense.  The increase in personnel costs for the six months ended June 30, 2022, adjusted for the impact of recent acquisitions, was due to higher headcount, higher average salaries and an increase in share-based compensation related to restricted stock awards, partially offset by lower overtime expense and lower expense related to the Company’s 401(k) savings plan match.

Agents retained $748 million and $1.5 billion of title premiums generated by agency operations for the three and six months ended June 30, 2022, respectively, which compares with $719 million and $1.4 billion for the respective periods of the prior year.  The percentage of title premiums retained by agents was 79.8% and 79.9% for the three and six months ended June 30, 2022, respectively, compared to 79.4% for the respective periods of the prior year.

Other operating expenses for the title insurance and services segment were $316 million and $620 million for the three and six months ended June 30, 2022, respectively, increases of $16 million, or 5.3%, and $55 million, or 9.7%, when compared with the respective periods of the prior year.  Excluding the $27 million and $44 million impact from recent acquisitions for the three and six months ended June 30, 2022, respectively, other operating expenses decreased $11 million, or 3.7%, and increased $11 million, or 1.9%, when compared with the same periods of the prior year.  The decrease for the three months ended June 30, 2022, adjusted for the impact of recent acquisitions, was primarily attributable to lower production expense due to lower transaction volumes and lower computer hardware expense, partially offset by higher software expense.  The increase for the six months ended June 30, 2022, adjusted for the impact of recent acquisitions, was due to higher software, higher professional services and travel expense, partially offset by lower production related expense due to lower transaction volumes and lower computer hardware expense.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 4.0% for the three and six months ended June 30, 2022 and 2021.  The 4.0% loss rate reflects the ultimate loss rate for both the 2022 and 2021 policy years and no change in the loss reserve estimates for prior policy years.

Depreciation and amortization expense was $41 million and $81 million for the three and six months ended June 30, 2022, respectively, increases of $1 million, or 2.5%, and $5 million, or 6.6%, when compared with the respective periods of the prior year.  The increase was primarily due to higher amortization of software and intangible assets related to recent acquisitions.

Premium taxes were $22 million and $45 million for the three and six months ended June 30, 2022, respectively, increases of $2 million, or 10.0%, and $4 million, or 9.8%, respectively, compared to $20 million and $41 million for the same periods of the prior year.  Premium taxes as a percentage of title insurance premiums and escrow fees was 1.3% for the three and six months ended June 30, 2022, and were 1.2% and 1.3% for the three and six months ended June 30, 2021, respectively.

Interest expense was $4 million and $8 million for the three and six months ended June 30, 2022, respectively, which was flat and a decrease of $3 million, or 27.3%, when compared with the respective periods of the prior year. The decrease for the six months ended June 30, 2022 was primarily attributable to lower interest paid on secured financings payable due to lower average balances outstanding.

Pretax margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints.  Due to the relatively high proportion of fixed costs in the title insurance business, pretax margins generally improve as closed order volumes increase.  Pretax margins for the segment are also impacted by (1) net investment income and net investment gains or losses, which may not move in the same direction as closed order volumes, (2) the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity and (3) by the percentage of title insurance premiums generated by agency operations as margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent.  The title insurance and services segment recorded pretax margins of 11.7% and 11.4% for the three and six months ended June 30, 2022, respectively, compared with 17.3% and 16.3% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues
Direct premiums	$104	$130	$(26)	(20.0)%	$212	$258	$(46)	(17.8)%
Information and other	3	4	(1)	(25.0)	10	7	3	42.9
Net investment income	1	2	(1)	(50.0)	3	4	(1)	(25.0)
Net investment (losses) gains	(4)	16	(20)	(125.0)	(6)	19	(25)	(131.6)
	104	152	(48)	(31.6)	219	288	(69)	(24.0)
Expenses
Personnel costs	20	23	(3)	(13.0)	42	47	(5)	(10.6)
Other operating expenses	20	23	(3)	(13.0)	42	45	(3)	(6.7)
Provision for policy losses and other claims	58	83	(25)	(30.1)	115	163	(48)	(29.4)
Depreciation and amortization	1	1	—	—	2	3	(1)	(33.3)
Premium taxes	1	2	(1)	(50.0)	2	4	(2)	(50.0)
	100	132	(32)	(24.2)	203	262	(59)	(22.5)
Income before income taxes	$4	$20	$(16)	(80.0)%	$16	$26	$(10)	(38.5)%
Pretax margins	3.8%	13.2%	(9.4)%	(71.2)%	7.3%	9.0%	(1.7)%	(18.9)%

Direct premiums were $104 million and $212 million for the three and six months ended June 30, 2022, respectively, decreases of $26 million, or 20.0%, and $46 million, or 17.8%, when compared with the respective periods of the prior year.  The decreases were primarily attributable to declines in direct premiums in the property and casualty insurance business of $28 million and $52 million for the three and six months ended June 30, 2022, respectively, reflecting the Company’s continued wind-down of the business, which was partially offset by increases in direct premiums in the home warranty business of $2 million and $6 million for the three and six months ended June 30, 2022, respectively, due to increases in the average price charged per contract.

Net investment (losses) gains totaled losses of $4 million and $6 million for the three and six months ended June 30, 2022, respectively, and were primarily from changes in the fair values of marketable equity securities. Net investment gains totaled $16 million and $19 million for the three and six months ended June 30, 2021, respectively, and were primarily from the sale of the Company’s property and casualty insurance agency operations and, to a lesser extent, an increase in the fair values of equity securities.

Personnel costs and other operating expenses were $40 million and $84 million for the three and six months ended June 30, 2022, respectively, decreases of $6 million, or 13.0%, and $8 million, or 8.7%, when compared with the respective periods of the prior year.  The decreases were primarily attributable to decreases in deferred policy costs, agent commissions, incentive compensation and salaries expense in the property and casualty insurance business, partially offset by higher advertising expense in the home warranty business.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 52.4% and 49.4% for the three and six months ended June 30, 2022, respectively, compared with 55.5% and 54.7% for the respective periods of the prior year.  The decreases in the claims rates were primarily attributable to lower claims frequency, partially offset by higher claims severity.

The Company is continuing its wind-down of the property and casualty insurance business through the transfer and non-renewal of policies.  The Company’s policies in force have declined by approximately 99.5% from prior year, as of June 30, 2022, and it expects the transfers to be completed by the end of the third quarter of 2022.

The property and casualty insurance business recorded revenues of $1 million and $13 million for the three and six months ended June 30, 2022, respectively, compared with $44 million and $79 million for the respective periods of the prior year.  Losses before income taxes for the three and six months ended June 30, 2022 were $5 million and $9 million, respectively, compared with income before income taxes of $6 million and a loss before income taxes of $1 million for the respective periods of the prior year.

Premium taxes were $1 million and $2 million for the three and six months ended June 30, 2022, respectively, compared with $2 million and $4 million for the respective periods of the prior year.  Premium taxes as a percentage premiums were 1.0% and 0.9% for the three and six months ended June 30, 2022, respectively, and 1.5% and 1.6% for the three and six months ended June 30, 2021, respectively.

A large part of the revenues for the specialty insurance segment are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of policy losses, the majority of the expenses for this segment are variable in nature and, therefore, generally fluctuate consistent with revenue fluctuations.  Accordingly, pretax margins for this segment (before policy losses) are relatively constant, although as a result of some fixed expenses, profit margins (before policy losses) should nominally improve as premium revenues increase.  Specialty insurance pretax margins are also impacted by the segment’s net investment income and net investment gains or losses, which may not move in the same direction as premium revenues.  The specialty insurance segment recorded pretax margins of 3.8% and 7.3% for the three and six months ended June 30, 2022, respectively, compared with 13.2% and 9.0% in the respective periods of the prior year.

Corporate

	Three Months Ended June 30,					Six Months Ended June 30,
(dollars in millions)	2022	2021	$ Change	% Change		2022	2021	$ Change	% Change
Revenues
Net investment (losses) income	$(18)	$7	$(25)	(357.1)%		$(26)	$12	$(38)	(316.7)%
Net investment (losses) gains	(77)	44	(121)	(275.0)		(148)	86	(234)	(272.1)
	(95)	51	(146)	(286.3)		(174)	98	(272)	(277.6)
Expenses
Personnel costs	(15)	9	(24)	(266.7)		(18)	16	(34)	(212.5)
Other operating expenses	8	9	(1)	(11.1)		19	18	1	5.6
Interest	15	12	3	25.0		31	23	8	34.8
	8	30	(22)	(73.3)		32	57	(25)	(43.9)
Loss before income taxes	$(103)	$21	$(124)	NM	[1]%	$(206)	$41	$(247)	NM	[1]%

(1)	Not meaningful

Net investment (losses) income totaled losses of $18 million and $26 million for the three and six months ended June 30, 2022, respectively, compared with net investment income of $7 million and $12 million for the respective periods of the prior year.  The decrease in net investment (losses) income for the three months and six months ended June 30, 2022 was primarily attributable to lower earnings on investments associated with the Company’s deferred compensation plan when compared to the same period of 2021.

Net investment (losses) gains totaled losses of $77 million and $148 million for the three and six months ended June 30, 2022, respectively, compared with net investment gains of $44 million and $86 million for the respective periods of the prior year. Net investment losses for the three and six months ended June 30, 2022 were primarily related to pricing changes on equity investments within the Company’s venture portfolio.  The prior year gains were previously classified within the title insurance and services segment.

Corporate personnel costs and other operating expenses were ($7) million and $1 million for the three and six months ended June 30, 2022, respectively, compared with $18 million and $34 million for the respective periods of the prior year.  The decreases were primarily attributable to lower expenses related to the Company’s deferred compensation plan

Interest expense was $15 million and $31 million for the three and six months ended June 30, 2022, respectively, increases of $3 million, or 25.0%, and $8 million, or 34.8%, when compared with the respective periods of the prior year.  The increases were due to additional interest accrued on the $650 million of 2.4% senior unsecured notes issued by the Company in August 2021.

Eliminations

The Company’s inter-segment eliminations were not material for the three and six months ended June 30, 2022 and 2021.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 22.1% and 23.2% for the three and six months ended June 30, 2022, respectively, compared with 24.0% and 23.8% for the respective periods of the prior year.  The differences in the effective tax rates are primarily due to additional state income taxes related to non-insurance income and benefits related to foreign tax law changes in the prior year.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and six months ended June 30, 2022 was $110 million and $208 million, respectively, compared with $304 million and $538 million for the respective periods of the prior year. Net income attributable to the Company for the three and six months ended June 30, 2022 was $109 million, or $1.01 per diluted share, and $207 million, or $1.89 per diluted share, respectively, compared with $302 million, or $2.72 per diluted share, and $536 million, or $4.81 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities totaled $229 million and $477 million for the six months ended June 30, 2022 and 2021, respectively, after claim payments, net of recoveries, of $223 million and $231 million, respectively.  The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2022 and 2021 were advances and repayments related to secured financing transactions, purchases of debt and equity securities, repurchases of Company shares, dividends to common stockholders and for the six months ended June 30, 2022, acquisitions.  The principal nonoperating sources of cash and cash equivalents for the six months ended June 30, 2022 and 2021 were borrowings and collections related to secured financing transactions, proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations.  The net effect of all activities on cash and cash equivalents were increases of $517 million and $948 million for the six months ended June 30, 2022 and 2021, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In June 2022, the Company paid a second quarter cash dividend of 51 cents per common share.  Management expects that the Company will continue to pay quarterly cash dividends at or above the current level.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In June 2022, the Company’s board of directors approved a new share repurchase plan and terminated its prior share repurchase plan.  The Company’s new share repurchase plan authorizes the repurchase of up to $400 million of the Company’s common stock, of which $392 million remained as of June 30, 2022.  Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions.  Cumulatively, during the six months ended June 30, 2022, the Company repurchased and retired, under both the current and prior authorizations, 5.5 million shares of its common stock for a total purchase price of $335 million.

During the six months ended June 30 2022, the Company completed acquisitions for an aggregate purchase price of $308 million in cash.

Holding Company.    First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries.  The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses.  The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements.  The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements.  At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received.  Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders.  As of June 30, 2022, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2022, without prior approval from applicable regulators, was dividends of $474 million and loans and advances of $126 million.  However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies.  Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of June 30, 2022, the holding company’s sources of liquidity included $349 million of cash and cash equivalents and $700 million available on the Company’s revolving credit facility.  Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing.    The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto.  The credit agreement, which is comprised of a $700 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350 million.  Unless terminated earlier, the credit agreement will terminate on April 30, 2024.  The obligations of the Company under the credit agreement are neither secured nor guaranteed.  Proceeds under the credit agreement may be used for general corporate purposes.  At June 30, 2022, the Company had no outstanding borrowings under the facility.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements.  The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•

FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions.  At June 30, 2022, outstanding borrowings under these facilities totaled $417 million.

•

ServiceMac, LLC, a residential mortgage subservicer, maintains secured warehouse lending facilities with several banking institutions.  At June 30, 2022, outstanding borrowings under these facilities were not material.

•

First American Trust, FSB (“FA Trust”), a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with certain correspondent institutions.  In addition, FA Trust is a party to master repurchase agreements under which securities may be loaned or sold.  At June 30, 2022, no amounts were outstanding under any of these facilities.

•

First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At June 30, 2022, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 29.6% and 27.4% at June 30, 2022 and December 31, 2021, respectively.  The Company’s adjusted debt to capitalization ratios, excluding secured financings payable of $429 million and $538 million at June 30, 2022 and December 31, 2021, were 25.0% and 22.2%, respectively.

Investment Portfolio.    The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries.  As of June 30, 2022, 96% of the Company’s investment portfolio consisted of debt securities, of which 67% were either United States government-backed or rated AAA and 97% were either rated or classified as investment grade.  Percentages are based on the estimated fair values of the securities.  Credit ratings reflect published ratings obtained from globally recognized securities rating agencies.  If a security was rated differently among the rating agencies, the lowest rating was selected.  For further information on the credit quality of the Company’s debt securities portfolio at June 30, 2022, see Note 3 Debt Securities to the condensed consolidated financial statements.

In addition to its debt and marketable equity securities portfolio, the Company maintains investments in non-marketable equity securities and securities accounted for under the equity method.  For further information on the Company’s equity securities, see Note 4 Equity Securities to the condensed consolidated financial statements.

Off-balance sheet arrangements.    The Company administers escrow deposits and trust assets as a service to its direct customers.  Escrow deposits totaled $14.0 billion and $10.8 billion at June 30, 2022 and December 31, 2021, respectively, of which $5.8 billion and $4.8 billion, respectively, were held at FA Trust.  The escrow deposits held at FA Trust are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.  The remaining escrow deposits were held at third-party financial institutions.

Trust assets held or managed by FA Trust totaled $4.1 billion and $4.6 billion at June 30, 2022 and December 31, 2021, respectively.  Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37.  As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds.  Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer.  Like-kind exchange funds administered by the Company totaled $5.2 billion and $6.0 billion at June 30, 2022 and December 31, 2021, respectively.  The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan servicing, subservicing, originations and sales operations, the Company administers cash deposits on behalf of investors, mortgagors and subservicing clients.  Cash deposits, which are held at third-party financial institutions, totaled $865 million and $433 million at June 30, 2022 and December 31, 2021, respectively.  These cash deposits are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets.  All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation.  The Company could be held contingently liable for the disposition of these assets.  In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

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

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of June 30, 2022, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain of these circumstances, particularly when combined with declining real estate values and the increase in foreclosures that often results therefrom, also tend to adversely impact the Company’s title claims experience.  Inventory levels for the residential market have been declining over the past several years and are below historical average levels.  Constraints in residential inventory levels, when combined with decreased demand, have had and are likely to continue to have an adverse impact on the number of residential purchase transactions in which the Company’s products and services are purchased.  Residential refinance activity is strongly correlated with changes in mortgage interest rates and rising mortgage rates during 2021 and 2022 had an adverse impact on the Company’s refinance business that is expected to continue for so long as mortgage rates continue to rise or if they subsequently remain high relative to the interest rates of outstanding mortgages.

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

The Company’s home warranty business has been and may be impacted by increases in the frequency of severe weather events.  Home warranty claims, including those pertaining to climate control units, tend to rise as temperatures become extreme, especially in geographies where extreme temperatures are infrequent, and as people spend more time at home, such as during the coronavirus pandemic.  In response to the coronavirus pandemic, the Company made changes to the way it conducted business, including by altering certain underwriting practices, production processes, employee working arrangements and employee engagement efforts.  Some of these changes have altered employee, client and other expectations and are expected to alter the way the Company conducts business and engages with its employees over an extended period of time, and, in some cases, permanently.  Certain of these changes could result in increased claims and expose the Company to other risks.  In addition, the Company manages its financial exposure for losses in its title insurance business with third-party reinsurance.  Catastrophe events could adversely affect the cost and availability of that reinsurance.  Moreover, to the extent climate change, health crises, severe weather conditions and other catastrophe events impact companies or municipalities whose securities the Company invests in, the value of its investments may also decrease due to these factors.

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

14.The Company’s failure to recruit and retain qualified personnel may adversely affect the business.

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

16.Acquisitions may have an adverse effect on our business

The Company has in the past acquired, and is expected to acquire in the future, other businesses, including its recent acquisition of Mother Lode Holding Company.  When businesses are acquired, the Company may not be able to integrate or manage these businesses in such a manner as to realize the anticipated synergies or otherwise produce returns that justify the investment.  Acquired businesses, such as the Company’s recent acquisition of ServiceMac, LLC, may subject the Company to increased regulatory or compliance requirements.  The Company’s acquisitions have involved, and are likely to continue to involve, the entry into businesses in which the Company’s management has limited prior experience, making the Company reliant on the management team of the acquired business.  The Company may not be able to successfully retain employees of acquired businesses or integrate them, and could lose customers, suppliers or other partners as a result of the acquisitions.  For these and other reasons, including changes in market conditions, the projections used to value the acquired businesses may prove inaccurate.  In addition, the Company might incur unanticipated liabilities from acquisitions.  These and other factors related to acquisitions could have a material adverse effect on the Company’s results of operations, financial condition and liquidity.  The Company’s management also will continue to be required to dedicate substantial time and effort to the integration of its acquisitions.  These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

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

In addition, changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes; reform of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac); enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit its future operations or make it more costly or burdensome to conduct such operations or result in decreased demand for the Company’s products and services or a change in its competitive position.  The impact of these changes would be more significant if they involve jurisdictions in which the Company generates a greater portion of its title premiums, such as the states of Arizona, California, Florida, New York, and Texas.  These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

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

21.Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment.  Finite-lived intangible assets are subject to impairment tests on a periodic basis.  Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends.  These and other factors could lead to a conclusion that goodwill or other intangible assets are impaired, in which case the Company would be required to write off the portion believed to be impaired.  Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of June 30, 2022 are $2.0 billion.  Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

22.The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income debt securities.  The investment portfolio also includes adjustable-rate debt securities, common and preferred stock, as well as money-market and other short-term investments.  Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk.  The risk of loss associated with the portfolio is increased during periods of instability in credit markets and economic conditions, such as during the coronavirus pandemic.  Debt and equity securities are carried at fair value on the Company’s balance sheet.  Changes in the fair values of debt securities are recorded as a component of accumulated other comprehensive income/loss on the balance sheet.  For debt securities in an unrealized loss position, where the loss is determined to be due to credit-related factors, the Company records the loss in earnings.  Changes in the fair values of marketable equity securities are recognized in earnings.  Changes in the fair values of securities in the Company’s investment portfolio have had an adverse impact on the Company and could have a material adverse effect on the Company’s results of operations, statutory surplus, financial condition and cash flow.

23.The Company’s venture investment portfolio is volatile and subject to certain risks and could experience losses

Investments in non-marketable equity securities reflected on the Company’s condensed consolidated balance sheet as of June 30, 2022 totaled $511 million, a substantial majority of which makes up the Company’s venture investment portfolio.  This venture investment portfolio is primarily comprised of investments in the equity of private venture-stage companies that operate in the real-estate industry and related industries (many of which offer technology-enabled products and services), investments in funds that typically invest in these same types of companies, and a similar investment that is trading publicly.  The venture investment portfolio is managed independent of the Company’s portfolio of debt securities and marketable equity securities, which is overseen by the Company’s investment department and an investment committee.  The Company is likely to continue to make similar venture investments.  These positions are concentrated in a limited number of holdings and are high-risk, illiquid investments.  In certain circumstances, such as when one of these companies raises capital, merges with another company or sells itself at a valuation that is less than the valuation at which the Company made its investment or when one of these companies fails and/or liquidates itself, the Company could be required to impair all or part of its investment in that company and the Company has impaired certain venture investments.  The prospects of these companies depend on a number of factors, including the condition of the general economy, the general availability of capital, the performance of and volatility in the public markets, the regulatory and political environments, the condition of the real estate industry, the competitive environment for such companies and the operational and financial performance of such companies.  Even if one of these companies is successful, the Company’s ability to realize the value of its investment may take a significant amount of time and may be dependent on the occurrence of a liquidity event, such as an initial public offering or the sale of the company.  Even when a liquidity event occurs, the Company may be subject to restrictions on resale or may choose to continue to hold the investment for strategic or other reasons and, as a result, the Company may not monetize the value of its investment during periods in which it could be financially advantageous to sell the investment.  These investments have caused, and are expected from time to time to cause, material fluctuations in the Company’s quarterly results of operations due to the recognition of gains or losses in connection with observable price changes, such as from liquidity events, subsequent equity sales, or price changes in investments that begin trading publicly, which changes can be volatile.  These impairments and fluctuations may have a material adverse effect on the Company’s results of operations.

Offerpad Solutions Inc., one of the Company’s investments, trades publicly and the fair value of Offerpad’s equity securities recognized in the Company’s earnings has and will fluctuate as Offerpad’s trading price changes.  The Company holds a large position in Offerpad and significant fluctuations in the fair value of Offerpad’s securities have been and could be material to the Company’s earnings in any given quarter.

24.Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products.  The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy.  Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves.  Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy.  In uncertain economic times, an even larger change is more likely.  As examples, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $155 million, and if expected ultimate losses for those same years were to fluctuate by 100 basis points, the resulting impact would be $311 million.  A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms.  The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

25.As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries.  The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds.  If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders.  Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited.  As of June 30, 2022, under such regulations, the maximum amount available for the remainder of 2022 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $474 million and loans and advances of $126 million.

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

While the Company believes that they are appropriate, these provisions may only be amended by the affirmative vote of the holders of approximately 67% of the Company’s issued voting shares.  In addition, federal banking laws and regulations and state insurance laws and regulations require third parties to obtain prior approval to acquire control of the Company due to its status as a savings and loan holding company and an insurance holding company.  These provisions and regulatory requirements could have the effect of discouraging an unsolicited acquisition proposal or delaying, deferring or preventing a change of control transaction that might involve a premium price or otherwise be considered favorably by the Company’s stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2022, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program initially announced by the Company on November 4, 2020 and expanded on August 24, 2021, which program was terminated on June 28, 2022, the Company was authorized to repurchase up to $600 million of the Company’s issued and outstanding common stock.  Pursuant to the share repurchase program initially announced by the Company on July 28, 2022, which program has no expiration date and is effective from June 28, 2022, the Company may repurchase up to $400 million of the Company’s issued and outstanding common stock.  The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table.  Prices in column (b) include commissions.  Cumulatively, as of June 28, 2022, the termination date of the previous program, the Company had repurchased $484 million (including commissions) of its shares under the program.  Cumulatively, as of June 30, 2022, the Company had repurchased $8 million (including commissions) of its shares authorized under the June 2022 program announced on July 28, 2022 and had the authority to repurchase an additional $392 million (including commissions) under that program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 to April 30, 2022	1,683,642	$60.54	1,683,642	$232,857,187
May 1, 2022 to May 31, 2022	1,056,432	59.57	1,056,432	169,930,348
June 1, 2022 to June 30, 2022	1,174,518	52.74	1,174,518	392,484,904
Total	3,914,592	$57.93	3,914,592	$392,484,904

Item 6.	Exhibits.

Each management contract or compensatory plan or arrangement in which any director or named executive officer of First American Financial Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. §229.402(a)(3)), participates that is included among the exhibits listed on the Exhibit Index is identified on the Exhibit Index by an asterisk (*).

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed June 1, 2010.

3.2	Bylaws of First American Financial Corporation, effective as of January 19, 2022.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed January 21, 2022.

*10.1	Employment Agreement, dated May 3, 2022, between Mother Lode Holding Company and Marsha A. Spence.	Attached.

10.2	Employment Agreement, dated June 29, 2022, between First American Financial Corporation and Lisa W. Cornehl.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	N/A.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	N/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: July 28, 2022	By	/s/ Kenneth D. DeGiorgio
Kenneth D. DeGiorgio
Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2022	By	/s/ Mark E. Seaton
Mark E. Seaton
Executive Vice President, Chief Financial Officer (Principal Financial Officer)