Form 10-Q
period 2022-09-30
First American Financial Corp
filed 2022-10-28
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

On October 25, 2022 there were 103,541,714 shares of common stock outstanding.

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
•
Changes in the composition of deposits at the Company’s federal savings bank subsidiary; and
•
OTHER FACTORS DESCRIBED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN ITEM 1A OF PART II.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in millions, except par values)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$2,361	$1,228
Accounts and accrued income receivable, less allowances of $19 and $14	397	441
Income taxes receivable	411	11
Investments:
Deposits with banks	61	58
Debt securities, includes pledged securities of $84 and $91 (amortized costs of $9,314 and $9,317)	8,153	9,362
Equity securities	764	1,176
	8,978	10,596
Secured financings receivable	448	565
Property and equipment, net	593	506
Operating lease assets	258	249
Title plants and other indexes	612	587
Deferred income taxes	14	14
Goodwill	1,811	1,588
Other intangible assets, net	205	218
Other assets	398	448
	$16,486	$16,451
Liabilities and Equity
Deposits	$6,728	$5,069
Accounts payable and accrued liabilities	1,115	1,262
Deferred revenue	214	224
Reserve for known and incurred but not reported claims	1,314	1,284
Income taxes payable	4	24
Deferred income taxes	314	345
Operating lease liabilities	278	274
Secured financings payable	341	538
Notes and contracts payable	1,647	1,648
	11,955	10,668
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares; Outstanding—103.8 shares and 109.7 shares	—	—
Additional paid-in capital	1,834	2,179
Retained earnings	3,722	3,680
Accumulated other comprehensive loss	(1,048)	(92)
Total stockholders’ equity	4,508	5,767
Noncontrolling interests	23	16
Total equity	4,531	5,783
	$16,486	$16,451

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Direct premiums and escrow fees	$758	$921	$2,429	$2,624
Agent premiums	910	999	2,795	2,749
Information and other	282	309	899	890
Net investment income	100	51	199	156
Net investment (losses) gains (realized (losses) gains of $(50), $7, $(7), $18)	(226)	276	(402)	429
	1,824	2,556	5,920	6,848
Expenses
Personnel costs	570	585	1,790	1,708
Premiums retained by agents	725	794	2,231	2,184
Other operating expenses	312	332	993	959
Provision for policy losses and other claims	131	156	380	446
Depreciation and amortization	41	39	124	118
Premium taxes	24	27	71	72
Interest	24	19	63	52
	1,827	1,952	5,652	5,539
(Loss) income before income taxes	(3)	604	268	1,309
Income tax (benefit) expense	(6)	154	57	321
Net income	3	450	211	988
Less: Net income attributable to noncontrolling interests	1	5	2	7
Net income attributable to the Company	$2	$445	$209	$981
Net income per share attributable to the Company's stockholders (Note 10):
Basic	$0.02	$4.01	$1.94	$8.84
Diluted	$0.02	$4.00	$1.93	$8.81
Cash dividends per share	$0.52	$0.51	$1.54	$1.43
Weighted-average common shares outstanding (Note 10):
Basic	105.3	111.0	107.8	111.0
Diluted	105.5	111.4	108.1	111.3

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES Ava

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$3	$450	$211	$988
Other comprehensive income (loss), net of tax:
Unrealized losses on debt securities	(264)	(42)	(902)	(105)
Foreign currency translation adjustment	(35)	(13)	(58)	(4)
Pension benefit adjustment	1	1	4	3
Total other comprehensive loss, net of tax	(298)	(54)	(956)	(106)
Comprehensive (loss) income	(295)	396	(745)	882
Less: Comprehensive income attributable to noncontrolling interests	1	5	2	7
Comprehensive (loss) income attributable to the Company	$(296)	$391	$(747)	$875

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2021	109.7	$—	$2,179	$3,680	$(92)	$5,767	$16	$5,783
Net income for three months ended March 31, 2022	—	—	—	98	—	98	—	98
Dividends on common shares	—	—	—	(56)	—	(56)	—	(56)
Repurchases of Company shares	(1.6)	—	(108)	—	—	(108)	—	(108)
Shares issued in connection with share-based compensation	0.6	—	(11)	(1)	—	(12)	—	(12)
Share-based compensation	—	—	43	—	—	43	—	43
Other comprehensive loss	—	—	—	—	(369)	(369)	—	(369)
Balance at March 31, 2022	108.7	—	2,103	3,721	(461)	5,363	16	5,379
Net income for three months ended June 30, 2022	—	—	—	109	—	109	1	110
Dividends on common shares	—	—	—	(54)	—	(54)	—	(54)
Repurchases of Company shares	(3.9)	—	(227)	—	—	(227)	—	(227)
Shares issued in connection with share-based compensation	0.2	—	6	(1)	—	5	—	5
Share-based compensation	—	—	9	—	—	9	—	9
Other comprehensive loss	—	—	—	—	(289)	(289)	—	(289)
Balance at June 30, 2022	105.0	—	1,891	3,775	(750)	4,916	17	4,933
Net income for three months ended September 30, 2022	—	—	—	2	—	2	1	3
Dividends on common shares	—	—	—	(54)	—	(54)	—	(54)
Repurchases of Company shares	(1.3)	—	(72)	—	—	(72)	—	(72)
Shares issued in connection with share-based compensation	0.1	—	7	(1)	—	6	—	6
Share-based compensation	—	—	8	—	—	8	—	8
Net activity related to noncontrolling interests	—	—	—	—	—	—	5	5
Other comprehensive loss	—	—	—	—	(298)	(298)	—	(298)
Balance at September 30, 2022	103.8	$—	$1,834	$3,722	$(1,048)	$4,508	$23	$4,531

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity – (Continued)

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2020	110.4	$—	$2,215	$2,655	$40	$4,910	$12	$4,922
Net income for three months ended March 31, 2021	—	—	—	234	—	234	—	234
Dividends on common shares	—	—	—	(51)	—	(51)	—	(51)
Repurchases of Company shares	(1.2)	—	(65)	—	—	(65)	—	(65)
Shares issued in connection with share-based compensation	0.5	—	(7)	(1)	—	(8)	—	(8)
Share-based compensation	—	—	31	—	—	31	—	31
Net activity related to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Other comprehensive loss	—	—	—	—	(96)	(96)	—	(96)
Balance at March 31, 2021	109.7	—	2,174	2,837	(56)	4,955	11	4,966
Net income for three months ended June 30, 2021	—	—	—	302	—	302	2	304
Dividends on common shares	—	—	—	(50)	—	(50)	—	(50)
Shares issued in connection with share-based compensation	0.2	—	4	—	—	4	—	4
Share-based compensation	—	—	9	—	—	9	—	9
Net activity related to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Other comprehensive income	—	—	—	—	44	44	—	44
Balance at June 30, 2021	109.9	—	2,187	3,089	(12)	5,264	11	5,275
Net income for three months ended September 30, 2021	—	—	—	445	—	445	5	450
Dividends on common shares	—	—	—	(56)	—	(56)	—	(56)
Repurchases of Company shares	(0.2)	—	(14)	—	—	(14)	—	(14)
Shares issued in connection with share-based compensation	0.1	—	6	(1)	—	5	—	5
Share-based compensation	—	—	7	—	—	7	—	7
Other comprehensive income	—	—	—	—	(54)	(54)	—	(54)
Balance at September 30, 2021	109.8	$—	$2,186	$3,477	$(66)	$5,597	$16	$5,613

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$211	$988
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	380	446
Depreciation and amortization	124	118
Amortization of premiums and accretion of discounts on debt securities, net	18	33
Net investment losses (gains)	402	(429)
Share-based compensation	60	47
Equity in earnings of affiliates, net	(10)	(6)
Dividends from equity method investments	9	9
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(338)	(356)
Net change in income tax accounts	(114)	59
Decrease (increase) in accounts and accrued income receivable	46	(54)
(Decrease) increase in accounts payable and accrued liabilities	(274)	70
Decrease in deferred revenue	(10)	(28)
Other, net	29	(21)
Cash provided by operating activities	533	876
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(278)	(61)
Net decrease in deposits with banks	(8)	(8)
Purchases of debt securities	(1,989)	(4,974)
Proceeds from sales of debt securities	1,063	869
Proceeds from maturities of debt securities	951	1,404
Purchases of equity securities	(137)	(136)
Proceeds from sales of equity securities	231	79
Net change in other investments	(4)	(13)
Advances under secured financing agreements	(13,052)	(19,292)
Collections of secured financings receivable	13,147	19,389
Capital expenditures	(189)	(111)
Proceeds from sales of property and equipment	7	13
Proceeds from insurance settlement	3	12
Cash used for investing activities	(255)	(2,829)
Cash flows from financing activities:
Net change in deposits	1,659	2,157
Borrowings under secured financing agreements	12,859	17,939
Repayments of secured financings payable	(13,065)	(17,861)
Net proceeds from issuance of unsecured senior notes	—	642
Repayments of other notes and contracts payable	(5)	(5)
Net activity related to noncontrolling interests	(2)	(3)
Net (payments) proceeds in connection with share-based compensation	(1)	1
Repurchases of Company shares	(407)	(79)
Payments of cash dividends	(164)	(157)
Cash provided by financing activities	874	2,634
Effect of exchange rate changes on cash	(19)	(3)
Net increase in cash and cash equivalents	1,133	678
Cash and cash equivalents—Beginning of period	1,228	1,275
Cash and cash equivalents—End of period	$2,361	$1,953
Supplemental information:
Cash paid during the period for:
Interest	$59	$42
Premium taxes	$97	$70
Income taxes	$171	$261

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

Note 2 –Trust Assets, Escrow and Other Deposits

The Company administers escrow deposits and trust assets as a service to its direct customers. Escrow deposits totaled $11.7 billion and $10.8 billion at September 30, 2022 and December 31, 2021, respectively, of which $5.5 billion and $4.8 billion, respectively, were held at First American Trust, FSB (“FA Trust”). The remaining deposits were held at third-party financial institutions.

Trust assets held or managed by FA Trust totaled $3.9 billion and $4.6 billion at September 30, 2022 and December 31, 2021, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $4.1 billion and $6.0 billion at September 30, 2022 and December 31, 2021, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan servicing, subservicing, originations and sales operations, the Company administers cash deposits on behalf of investors, mortgagors and subservicing clients. Cash deposits totaled $1.7 billion at September 30, 2022, of which $0.9 billion were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits totaled $0.4 billion at December 31, 2021, all of which were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

Deposit balances held at FA Trust are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.

Note 3 – Debt Securities

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated
(in millions)	cost	Gains	Losses	fair value
September 30, 2022
U.S. Treasury bonds	$196	$—	$(10)	$186
Municipal bonds	1,664	—	(221)	1,443
Foreign government bonds	224	—	(17)	207
Governmental agency bonds	256	—	(19)	237
Governmental agency mortgage-backed securities	5,355	1	(714)	4,642
U.S. corporate debt securities	1,115	—	(124)	991
Foreign corporate debt securities	504	—	(57)	447
	$9,314	$1	$(1,162)	$8,153
December 31, 2021
U.S. Treasury bonds	$123	$1	$(1)	$123
Municipal bonds	1,607	59	(17)	1,649
Foreign government bonds	228	2	(3)	227
Governmental agency bonds	175	3	(1)	177
Governmental agency mortgage-backed securities	5,620	34	(47)	5,607
U.S. corporate debt securities	1,071	19	(9)	1,081
Foreign corporate debt securities	493	9	(4)	498
	$9,317	$127	$(82)	$9,362

Sales of debt securities resulted in realized losses of $50 million and $62 million and proceeds of $606 million and $1.1 billion for the three and nine months ended September 30, 2022, respectively, and realized gains of $4 million for the nine months ended September 30, 2022. Sales of debt securities resulted in realized gains of $7 million and $25 million and proceeds of

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

$189 million and $869 million for the three and nine months ended September 30, 2021, respectively, and realized losses of $7 million for the nine months ended September 30, 2021.

Investments in debt securities in an unrealized loss position, based on length of time in such position, are as follows:

	Less than 12 months		12 months or longer		Total
(in millions)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2022
U.S. Treasury bonds	$156	$(7)	$30	$(3)	$186	$(10)
Municipal bonds	1,085	(129)	345	(92)	1,430	(221)
Foreign government bonds	159	(9)	44	(8)	203	(17)
Governmental agency bonds	139	(15)	22	(4)	161	(19)
Governmental agency mortgage-backed securities	2,924	(370)	1,608	(344)	4,532	(714)
U.S. corporate debt securities	739	(81)	247	(43)	986	(124)
Foreign corporate debt securities	340	(39)	106	(18)	446	(57)
	$5,542	$(650)	$2,402	$(512)	$7,944	$(1,162)
December 31, 2021
U.S. Treasury bonds	$76	$(1)	$—	$—	$76	$(1)
Municipal bonds	684	(17)	—	—	684	(17)
Foreign government bonds	103	(1)	33	(2)	136	(3)
Governmental agency bonds	73	(1)	—	—	73	(1)
Governmental agency mortgage-backed securities	4,036	(47)	—	—	4,036	(47)
U.S. corporate debt securities	533	(9)	—	—	533	(9)
Foreign corporate debt securities	234	(4)	—	—	234	(4)
	$5,739	$(80)	$33	$(2)	$5,772	$(82)

Based on the Company’s review of its debt securities in an unrealized loss position for which an allowance for credit losses has not been recorded, it determined that the losses were due to non-credit factors. As such, the Company does not consider these securities to be credit impaired at September 30, 2022. As of September 30, 2022, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

In determining credit losses on its debt securities in an unrealized loss position, the Company considers certain factors which may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, profitability and stock performance.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at September 30, 2022, by contractual maturities, are as follows:

(in millions)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$117	$56	$10	$13	$196
Estimated fair value	$117	$50	$8	$11	$186
Municipal bonds
Amortized cost	21	229	805	609	1,664
Estimated fair value	21	214	699	509	1,443
Foreign government bonds
Amortized cost	28	111	73	12	224
Estimated fair value	28	108	63	8	207
Governmental agency bonds
Amortized cost	1	189	7	59	256
Estimated fair value	1	182	6	48	237
U.S. corporate debt securities
Amortized cost	60	694	275	86	1,115
Estimated fair value	60	627	240	64	991
Foreign corporate debt securities
Amortized cost	36	306	111	51	504
Estimated fair value	35	278	95	39	447
Total debt securities (excluding mortgage-backed securities)
Amortized cost	$263	$1,585	$1,281	$830	$3,959
Estimated fair value	$262	$1,459	$1,111	$679	$3,511
Total mortgage-backed securities
Amortized cost					5,355
Estimated fair value					4,642
Total debt securities
Amortized cost					$9,314
Estimated fair value					$8,153

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

The composition of the debt securities portfolio at September 30, 2022, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$186	100.0%	$—	—%	$—	—%	$186
Municipal bonds	1,404	97.3	39	2.7	—	—	1,443
Foreign government bonds	204	98.5	1	0.5	2	1.0	207
Governmental agency bonds	237	100.0	—	—	—	—	237
Governmental agency mortgage- backed securities	4,642	100.0	—	—	—	—	4,642
U.S. corporate debt securities	442	44.6	375	37.8	174	17.6	991
Foreign corporate debt securities	187	41.8	223	49.9	37	8.3	447
	$7,302	89.6%	$638	7.8%	$213	2.6%	$8,153

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Included in debt securities at September 30, 2022, were bank loans totaling $151 million, of which $147 million were non-investment grade; high yield corporate debt securities totaling $57 million, all of which were non-investment grade; and emerging market debt securities totaling $64 million, of which $9 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at September 30, 2022, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$186	100.0%	$—	—%	$—	—%	$186
Municipal bonds	1,392	97.3	38	2.7	—	—	1,430
Foreign government bonds	199	98.0	1	0.5	3	1.5	203
Governmental agency bonds	161	100.0	—	—	—	—	161
Governmental agency mortgage- backed securities	4,532	100.0	—	—	—	—	4,532
U.S. corporate debt securities	442	44.8	375	38.1	169	17.1	986
Foreign corporate debt securities	187	41.9	223	50.0	36	8.1	446
	$7,099	89.4%	$637	8.0%	$208	2.6%	$7,944

Debt securities in an unrealized loss position at September 30, 2022, included bank loans totaling $146 million, of which $142 million were non-investment grade; high yield corporate debt securities totaling $57 million, all of which were non-investment grade; and emerging market debt securities totaling $64 million, of which $9 million were non-investment grade.

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

Note 4 – Equity Securities

Investments in equity securities, by accounting classification, are summarized as follows:

(in millions)	September 30, 2022	December 31, 2021
Marketable equity securities	$292	$657
Non-marketable equity securities	406	441
Equity method investments	66	78
	$764	$1,176

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized gains (losses)	Estimated fair value
September 30, 2022
Common stocks	$328	$(48)	$280
Preferred stocks	15	(3)	12
	$343	$(51)	$292
December 31, 2021
Common stocks	$418	222	$640
Preferred stocks	17	—	17
	$435	$222	$657

Net losses of $49 million and $255 million resulting from changes in the fair values of marketable equity securities were recognized for the three and nine months ended September 30, 2022, respectively, which included net unrealized losses of $33 million and $231 million on securities still held at September 30, 2022, respectively. Included in net investment losses during the three and nine months ended September 30, 2022, were unrealized losses of $31 million and $167 million, respectively, related to the Company’s investment in Offerpad Solutions Inc., a tech-enabled real estate company ("Offerpad"). Net losses of $16 million and net gains of $27 million resulting from changes in the fair values of marketable equity securities were recognized for the three and nine months ended September 30, 2021, respectively, which included net unrealized losses of $17 million and net unrealized gains of $26 million on securities still held at September 30, 2021, respectively. The Company recognized unrealized gains of $195 million for the three and nine months ended September 30, 2021 related to its investment in Offerpad. Net gains and losses resulting from changes in the fair values of marketable equity securities are recognized in net investment gains/losses on the condensed consolidated statements of income.

Investments in non-marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized gains	Carrying amount
September 30, 2022	$244	$162	$406
December 31, 2021	$215	$226	$441

The Company recognized net unrealized losses of $120 million and $116 million during the three and nine months ended September 30, 2022, respectively, which included impairment charges of $118 million related to investments in private venture-stage companies. The Company recognized net unrealized gains of $79 million and $165 million during the three and nine months ended September 30, 2021, respectively, related to its investments in private venture-stage companies. All such unrealized losses and gains related to securities still held at September 30, 2022 and 2021. Net gains and losses on non-marketable equity securities are recognized in net investment gains/losses on the condensed consolidated statements of income.
Also, during the nine months ended September 30, 2022, the Company realized a gain of $51 million and cash proceeds of $63 million related to the sale of an investment in a title insurance business.

Note 5 – Allowance for Credit Losses – Accounts Receivable

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Balance at beginning of period	$16	$12	$14	$14
Provision for expected credit losses	3	2	8	2
Write-offs/recoveries	—	(1)	(3)	(3)
Balance at end of period	$19	$13	$19	$13

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 6 – Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2022, is as follows:

(in millions)	Title Insurance and Services	Specialty Insurance	Total
Balance at beginning of period	$1,575	$13	$1,588
Acquisitions	233	—	233
Foreign currency translation	(10)	—	(10)
Balance at end of period	$1,798	$13	$1,811
Accumulated impairment losses	$—	$(34)	$(34)

The Company did not record any goodwill impairment losses during the nine months ended September 30, 2022. For discussion about the Company’s acquisitions in 2022, see Note 17 Business Combinations.

Note 7 – Other Intangible Assets

Other intangible assets are summarized as follows:

(in millions)	September 30, 2022	December 31, 2021
Finite-lived intangible assets:
Customer relationships	$190	$203
Noncompete agreements	45	49
Trademarks	65	32
Internal-use software licenses	25	21
Patents	3	3
	328	308
Accumulated amortization	(140)	(107)
	188	201
Indefinite-lived intangible assets:
Licenses	17	17
	$205	$218

Amortization expense for finite-lived intangible assets was $12 million and $41 million for the three and nine months ended September 30, 2022, respectively, and $13 million and $37 million for the three and nine months ended September 30, 2021, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in millions)
Remainder of 2022	$14
2023	$46
2024	$36
2025	$29
2026	$27
2027	$12

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 8 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Nine Months Ended September 30,
(in millions)	2022	2021
Balance at beginning of period	$1,284	$1,178
Provision related to:
Current year	364	429
Prior years	16	17
	380	446
Payments, net of recoveries, related to:
Current year	168	204
Prior years	170	152
	338	356
Other	(12)	(6)
Balance at end of period	$1,314	$1,262

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the three and nine months ended September 30, 2022 and 2021. The 4.0% loss rate reflects the ultimate loss rate for both the 2022 and 2021 policy years and no change in the loss reserve estimates for prior policy years.

A summary of the Company’s loss reserves is as follows:

(dollars in millions)	September 30, 2022		December 31, 2021
Known title claims	$61	4.6%	$67	5.2%
Incurred but not reported claims	1,191	90.7%	1,143	89.0%
Total title claims	1,252	95.3%	1,210	94.2%
Non-title claims	62	4.7%	74	5.8%
Total loss reserves	$1,314	100.0%	$1,284	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 174.2% and 21.4% for the three and nine months ended September 30, 2022, respectively, and 25.3% and 24.5% for the three and nine months ended September 30, 2021, respectively. The effective income tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense. The effective income tax rates for 2022 also reflect the impact on pretax earnings from losses and impairments on equity investments, benefits from the resolution of state tax matters from prior years and benefits associated with foreign currency exchange rate fluctuations. The effective income tax rates for 2021 also reflect benefits related to foreign tax law changes.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary. The factors used in assessing the likelihood of realization include forecasts of future taxable income and available tax planning strategies that could be implemented. The Company’s ability, or inability, to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets. Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

As of September 30, 2022 and December 31, 2021, the liabilities for income taxes associated with uncertain tax positions were $3 million and $8 million, respectively. The decrease in the liability during 2022 was primarily the result of the resolution of state tax matters from prior years. The liabilities as of September 30, 2022 and December 31, 2021 could be reduced by $2 million and $3 million, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments, and state income taxes. The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties, net of tax benefits, related to uncertain tax positions were not material as of September 30, 2022 and December 31, 2021.

It is reasonably possible that the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may increase or decrease within the next 12 months. Any such change may be the result of either ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. As of September 30, 2022, the Company is, generally, no longer subject to U.S. federal and state income tax examinations for the years prior to 2019, and, for non-U.S. jurisdictions, income tax examinations for the years prior to 2014.

On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for tax years beginning on or after January 1, 2023. While the Company is still evaluating these tax law changes, it does not expect them to have a material impact on its condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2022	2021	2022	2021
Numerator
Net income attributable to the Company	$2	$445	$209	$981
Denominator
Basic weighted-average shares	105.3	111.0	107.8	111.0
Effect of dilutive restricted stock units (“RSUs”)	0.2	0.4	0.3	0.3
Diluted weighted-average shares	105.5	111.4	108.1	111.3
Net income per share attributable to the Company’s stockholders (1)
Basic	$0.02	$4.01	$1.94	$8.84
Diluted	$0.02	$4.00	$1.93	$8.81

(1)
Net income per share may not recalculate due to rounding.

For the three and nine months ended September 30, 2022, 272 thousand and 24 thousand RSUs, respectively, were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect. For the three and nine months ended September 30, 2021 an immaterial amount of RSUs were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect.

Note 11 – Employee Benefit Plans

Net periodic costs related to the Company’s unfunded supplemental benefit plans are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Expense:
Interest costs	$2	$1	$5	$4
Amortization of net actuarial loss	1	2	4	5
Amortization of prior service credit	—	—	—	(1)
	$3	$3	$9	$8

The Company contributed $11 million to its unfunded supplemental benefit plans during the nine months ended September 30, 2022 and expects to contribute an additional $5 million during the remainder of 2022.

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

The following tables present the fair values of the Company’s assets and liabilities, measured on a recurring basis, as of September 30, 2022 and December 31, 2021:

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2022
Assets:
Debt securities:
U.S. Treasury bonds	$186	$—	$186	$—
Municipal bonds	1,443	—	1,443	—
Foreign government bonds	207	—	207	—
Governmental agency bonds	237	—	237	—
Governmental agency mortgage-backed securities	4,642	—	4,642	—
U.S. corporate debt securities	991	—	991	—
Foreign corporate debt securities	447	—	447	—
	8,153	—	8,153	—
Equity securities:
Preferred stocks	12	12	—	—
Common stocks	280	280	—	—
	292	292	—	—
Servicing related assets	38	—	19	19
Total assets	$8,483	$292	$8,172	$19
Liabilities:
Servicing related liabilities	$18	$—	$—	$18

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of September 30, 2022 and December 31, 2021:

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
September 30, 2022
Assets:
Cash and cash equivalents	$2,361	$2,361	$2,361	$—	$—
Deposits with banks	$61	$61	$9	$52	$—
Notes receivable, net	$9	$8	$—	$—	$8
Secured financings receivable	$448	$448	$—	$448	$—
Loans eligible for repurchase	$30	$30	$—	$30	$—
Liabilities:
Secured financings payable (1)	$323	$323	$—	$323	$—
Liability for loans eligible for repurchase	$30	$30	$—	$30	$—
Notes and contracts payable	$1,647	$1,392	$—	$1,388	$4

(1)
Excludes servicing related liabilities, which are measured at fair value on a recurring basis.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2021
Assets:
Cash and cash equivalents	$1,228	$1,228	$1,228	$—	$—
Deposits with banks	$58	$58	$13	$45	$—
Notes receivable, net	$32	$32	$—	$—	$32
Secured financings receivable	$565	$565	$—	$565	$—
Loans eligible for repurchase	$47	$47	$—	$47	$—
Liabilities:
Secured financings payable (1)	$529	$529	$—	$529	$—
Liability for loans eligible for repurchase	$47	$47		$47	$—
Notes and contracts payable	$1,648	$1,724	$—	$1,720	$4

(1)
Excludes servicing related liabilities, which are measured at fair value on a recurring basis.

Note 13 – Share-Based Compensation

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Expense:
RSUs	$7	$6	$55	$42
Employee stock purchase plan	1	1	5	5
	$8	$7	$60	$47

The following table summarizes RSU activity for the nine months ended September 30, 2022:

(in millions, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2021	0.9	$58.11
Granted during 2022	1.0	$68.01
Vested during 2022	(1.0)	$63.71
Unvested at September 30, 2022	0.9	$63.02

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 14 – Stockholders’ Equity

The Company maintains a stock repurchase plan with authorization up to $400 million, of which $321 million remained as of September 30, 2022. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. Cumulatively, during the nine months ended September 30, 2022, the Company repurchased and retired, under both the Company’s prior authorization that terminated in June 2022 and current authorization, 6.8 million shares of its common stock for a total purchase price of $407 million.

Note 15 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the nine months ended September 30, 2022:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2021	$29	$(39)	$(82)	$(92)
Change in unrealized gains (losses) on debt securities	(1,206)	—	—	(1,206)
Change in foreign currency translation adjustment	—	(59)	—	(59)
Amortization of net actuarial loss	—	—	4	4
Tax effect	304	1	—	305
Balance at September 30, 2022	$(873)	$(97)	$(78)	$(1,048)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended September 30, 2022 and 2021:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended September 30, 2022
Pretax change before reclassifications	$(404)	$(36)	$—	$(440)
Reclassifications out of AOCI	50	—	1	51
Tax effect	90	1	—	91
Total other comprehensive income (loss), net of tax	$(264)	$(35)	$1	$(298)
Three Months Ended September 30, 2021
Pretax change before reclassifications	$(50)	$(13)	$—	$(63)
Reclassifications out of AOCI	(7)	—	2	(5)
Tax effect	15	—	(1)	14
Total other comprehensive income (loss), net of tax	$(42)	$(13)	$1	$(54)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the nine months ended September 30, 2022 and 2021:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Nine Months Ended September 30, 2022
Pretax change before reclassifications	$(1,264)	$(59)	$—	$(1,323)
Reclassifications out of AOCI	58	—	4	62
Tax effect	304	1	—	305
Total other comprehensive income (loss), net of tax	$(902)	$(58)	$4	$(956)
Nine Months Ended September 30, 2021
Pretax change before reclassifications	$(121)	$(4)	$—	$(125)
Reclassifications out of AOCI	(18)	—	4	(14)
Tax effect	34	—	(1)	33
Total other comprehensive income (loss), net of tax	$(105)	$(4)	$3	$(106)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021	Affected line items
Unrealized gains (losses) on debt securities:
Net realized (losses) gains on sales of debt securities	$(50)	$7	$(58)	$18	Net realized investment (losses) gains
Tax effect	$13	$(2)	$15	$(4)
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(1)	$(2)	$(4)	$(5)	Other operating expenses
Amortization of prior service credit	—	—	—	1	Other operating expenses
Pretax total	$(1)	$(2)	$(4)	$(4)
Tax effect	$—	$1	$—	$1

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

With respect to the Company’s outstanding ordinary course lawsuits and proceedings, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company's ordinary course lawsuits include putative or purported class action lawsuits, which challenge practices in the Company’s title insurance and services and home warranty businesses.

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

Note 17 – Business Combinations

In May 2022, the Company acquired a California-based provider of title insurance, underwriting and escrow services for residential and commercial real estate transactions for a purchase price of $300 million in cash. In connection with the purchase, the Company recorded preliminary fair value estimates for goodwill, other intangible assets and other assets of $236 million, $37 million and $12 million, respectively. The Company recognized revenues of $79 million and pre-tax income of $11 million since the acquisition date, related to the acquiree, during the nine months ended September 30, 2022.

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

The Company's wind-down of the property and casualty insurance business was substantially completed in the third quarter of 2022.

•
The Company’s corporate segment, which was expanded in 2021 to include its investments in venture-stage companies, also includes certain financing facilities and corporate services that support the Company’s business operations.

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended September 30, 2022:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,883	$186	$40	$69
Specialty Insurance	105	(6)	1	1
Corporate and eliminations	(164)	(183)	—	—
	$1,824	$(3)	$41	$70

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$656	$910	$279	$105	$(67)	$1,883
Specialty Insurance	102	—	3	2	(2)	105
Corporate and eliminations	—	—	—	(7)	(157)	(164)
	$758	$910	$282	$100	$(226)	$1,824

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the three months ended September 30, 2021:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,145	$351	$37	$45
Specialty Insurance	133	(1)	2	—
Corporate and eliminations	278	254	—	—
	$2,556	$604	$39	$45

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$793	$999	$306	$49	$(2)	$2,145
Specialty Insurance	128	—	3	2	—	133
Corporate and eliminations	—	—	—	—	278	278
	$921	$999	$309	$51	$276	$2,556

For the nine months ended September 30, 2022:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$5,933	$644	$120	$192
Specialty Insurance	324	11	4	2
Corporate and eliminations	(337)	(387)	—	—
	$5,920	$268	$124	$194

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$2,115	$2,795	$886	$227	$(90)	$5,933
Specialty Insurance	314	—	13	4	(7)	324
Corporate and eliminations	—	—	—	(32)	(305)	(337)
	$2,429	$2,795	$899	$199	$(402)	$5,920

For the nine months ended September 30, 2021:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$6,053	$989	$113	$112
Specialty Insurance	421	25	5	2
Corporate and eliminations	374	295	—	—
	$6,848	$1,309	$118	$114

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$2,238	$2,749	$881	$139	$46	$6,053
Specialty Insurance	386	—	10	6	19	421
Corporate and eliminations	—	—	(1)	11	364	374
	$2,624	$2,749	$890	$156	$429	$6,848

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

Pending Accounting Pronouncements

See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements.

Results of Operations

Summary

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues by Segment
Title insurance and services	$1,883	$2,145	$(262)	(12.2)%	$5,933	$6,053	$(120)	(2.0)%
Specialty insurance	105	133	(28)	(21.1)	324	421	(97)	(23.0)
Corporate and eliminations	(164)	278	(442)	(159.0)	(337)	374	(711)	(190.1)
	$1,824	$2,556	$(732)	(28.6)%	$5,920	$6,848	$(928)	(13.6)%

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

The Company’s total revenues decreased $732 million, or 28.6%, in the third quarter of 2022 when compared with the third quarter of 2021. This decrease was primarily attributable to a decrease in net investment gains/losses of $502 million, or 181.9%, a decrease in direct premiums and escrow fees in the title insurance business of $137 million, or 17.3%, and a decline in agent premiums in the title insurance business of $89 million, or 8.9%. In the title insurance and services segment, direct premiums and escrow fees from domestic commercial, residential purchase and residential refinance transactions decreased $2 million, or 0.8%, $52 million, or 14.9%, and $78 million, or 68.2%, respectively, in the third quarter of 2022 when compared to the third quarter of 2021.

According to the Mortgage Bankers Association’s October 23, 2022 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 54.8% in the third quarter of 2022 when compared with the third quarter of 2021. According to the MBA Forecast, the dollar amount of purchase originations decreased 22.4% and refinance originations decreased 83.6%. This volume of domestic residential mortgage origination activity contributed to a decrease in direct premiums and escrow fees for the Company’s direct title operations of 14.9% from domestic residential purchase transactions and a decrease of 68.2% from domestic refinance transactions in the third quarter of 2022 when compared with the third quarter of 2021.

During the third quarter of 2022, the level of domestic title orders opened per day by the Company’s direct title operations decreased 35.3% when compared with the third quarter of 2021. Residential purchase, refinance and commercial opened orders per day decreased 23.1%, 70.8%, and 10.7%, respectively, when compared with the third quarter of 2021.

The Company recorded net investment losses of $226 million in the third quarter of 2022, which included unrealized losses totaling $151 million related to the Company’s venture investment portfolio. Investments within the Company’s venture portfolio are expected from time to time to cause material fluctuations in the Company’s results of operations due to the recognition of gains or losses in connection with observable price changes, such as from liquidity events, subsequent equity sales, price changes in investments that trade publicly, or from impairment charges, which changes can be volatile.

Title Insurance and Services

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues
Direct premiums and escrow fees	$656	$793	$(137)	(17.3)%	$2,115	$2,238	$(123)	(5.5)%
Agent premiums	910	999	(89)	(8.9)	2,795	2,749	46	1.7
Information and other	279	306	(27)	(8.8)	886	881	5	0.6
Net investment income	105	49	56	114.3	227	139	88	63.3
Net investment (losses) gains	(67)	(2)	(65)	NM1	(90)	46	(136)	(295.7)
	1,883	2,145	(262)	(12.2)	5,933	6,053	(120)	(2.0)
Expenses
Personnel costs	554	563	(9)	(1.6)	1,751	1,623	128	7.9
Premiums retained by agents	725	794	(69)	(8.7)	2,231	2,184	47	2.2
Other operating expenses	284	296	(12)	(4.1)	905	861	44	5.1
Provision for policy losses and other claims	61	73	(12)	(16.4)	196	200	(4)	(2.0)
Depreciation and amortization	40	37	3	8.1	120	113	7	6.2
Premium taxes	23	26	(3)	(11.5)	68	67	1	1.5
Interest	10	5	5	100.0	18	16	2	12.5
	1,697	1,794	(97)	(5.4)	5,289	5,064	225	4.4
Income before income taxes	$186	$351	$(165)	(47.0)%	$644	$989	$(345)	(34.9)%
Pretax margins	9.9%	16.4%	(6.5)%	(39.6)%	10.9%	16.3%	(5.4)%	(33.1)%

(1)
Not meaningful

Direct premiums and escrow fees were $656 million and $2.1 billion for the three and nine months ended September 30, 2022, respectively, decreases of $137 million, or 17.3%, and $123 million, or 5.5%, when compared with the respective periods of the prior year. The decreases for the three months and nine months ended September 30, 2022 were due to reductions in the number of domestic title orders closed by the Company’s direct title operations, partially offset increases in domestic average revenues per order. Domestic average revenues per order closed were $3,734 and $3,383 for the three and nine months ended September 30, 2022, respectively, increases of 29.5% and 33.5% when compared with $2,884 and $2,535 for the respective periods of the prior year, which were due to a shift in mix from lower premium residential refinance transactions to higher premium commercial transactions and, to a lesser extent, higher average revenues per order from residential purchase transactions due primarily to recent acquisitions of escrow companies, which have contributed escrow revenue to the numerator when determining average revenues per order without a corresponding title order included in the denominator. The increase for the nine months ending September 30, 2022, was also due to higher average revenues per order from commercial transactions. The Company’s direct title operations closed 160,500 and 570,600 domestic title orders during the three and nine months ended September 30, 2022, respectively, decreases of 36.5% and 29.7% when compared with 252,700 and 811,400 domestic title orders closed during the respective periods of the prior year, which were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast. Domestic residential refinance orders closed per day decreased by 67.7% and 63.1%, respectively, and domestic residential purchase orders closed per day decreased by 23.0% and 14.1%, respectively, for the three and nine months ended September 30, 2022, when compared to the respective periods of the prior year.

Agent premiums were $910 million and $2.8 billion for the three and nine months ended September 30, 2022, respectively, a decrease of $89 million, or 8.9%, and an increase of $46 million, or 1.7%, when compared with the respective periods of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity. The decrease in agent premiums for the three months ended September 30, 2022 is generally consistent with the 0.7% increase in the Company’s direct premiums and escrow fees in the second quarter of 2022 as compared with the second quarter of 2021.

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

Information and other revenues were $279 million and $886 million for the three and nine months ended September 30, 2022, respectively, a decrease of $27 million, or 8.8%, and an increase of $5 million, or 0.6%, when compared with the respective periods of the prior year. The added revenues from recent acquisitions were $51 million and $123 million for the three and nine months ended September 30, 2022, respectively. Excluding the revenues from recent acquisitions, information and other revenues decreased $78 million, or 25.5%, and $118 million, or 13.4%, respectively, when compared with the respective periods of the prior year. The decreases in information and other revenues for the three and nine months ended September 30, 2022, adjusted for the impact of acquisitions, were primarily due to decreases in the demand for the Company’s information products, post-close services and document generation services.

Net investment income totaled $105 million and $227 million for the three and nine months ended September 30, 2022, respectively, increases of $56 million, or 114.3% and $88 million, or 63.3%, when compared with the respective periods of the prior year. The increases in investment income were primarily driven by higher short-term interest rates in the Company’s investment portfolio and escrow and like-kind exchange deposits.

Net investment losses of $67 million and $90 million for the three and nine months ended September 30, 2022, respectively, were primarily attributable to changes in the fair values of marketable equity securities and losses recognized on sales of debt securities. Net investment losses for the nine months ended September 30, 2022 were partially offset by a $51 million gain realized on the sale of an investment in a title insurance business. Net investment losses totaled $2 million for the three months ended September 30, 2021 and were primarily from decreases in the fair values of equity securities. Net investment gains totaled $46 million for the nine months ended September 30, 2021 and were primarily attributable to increases in the fair values of equity securities and gains on sales of debt securities.

Personnel costs were $554 million and $1.8 billion for the three and nine months ended September 30, 2022, respectively, a decrease of $9 million, or 1.6%, and an increase of $128 million, or 7.9%, when compared with the respective periods of the prior year. Excluding the $65 million and $163 million impact from recent acquisitions for the three and nine months ended September 30, 2022, respectively, personnel expenses decreased $74 million, or 13.1%, and $35 million, or 2.2%, when compared with the respective periods of the prior year. The decreases for the three months and nine months ended September 30, 2022, adjusted for the impact of recent acquisitions, were due to lower incentive compensation resulting from lower revenue and profitability, lower expense related to the Company’s 401(k) savings plan match and lower overtime expense. The decrease in personnel costs for the nine months ended September 30, 2022, adjusted for the impact of recent acquisitions, was partially offset by higher salaries expense due to higher headcount and higher average salaries, higher severance expense and higher medical claims expense.

Agents retained $725 million and $2.2 billion of title premiums generated by agency operations for the three and nine months ended September 30, 2022, respectively, which compares with $794 million and $2.2 billion for the respective periods of the prior year. The percentage of title premiums retained by agents was 79.7% and 79.8% for the three and nine months ended September 30, 2022, respectively, compared to 79.5% for the respective periods of the prior year.

Other operating expenses for the title insurance and services segment were $284 million and $905 million for the three and nine months ended September 30, 2022, respectively, a decrease of $12 million, or 4.1%, and an increase of $44 million, or 5.1%, when compared with the respective periods of the prior year. Excluding the $24 million and $68 million impact from recent acquisitions for the three and nine months ended September 30, 2022, respectively, other operating expenses decreased $36 million, or 12.2%, and $24 million, or 2.8%, when compared with the respective periods of the prior year. The decreases for the three months and nine months ended September 30, 2022, adjusted for the impact of recent acquisitions, were primarily attributable to lower production expense due to lower transaction volumes, partially offset by higher software expense.

The provision for policy losses and other claims, expressed as a percentage of title premiums and escrow fees, was 4.0% for the three and nine months ended September 30, 2022 and 2021. The 4.0% loss rate reflects the ultimate loss rate for both the 2022 and 2021 policy years and no change in the loss reserve estimates for prior policy years.

Depreciation and amortization expense was $40 million and $120 million for the three and nine months ended September 30, 2022, respectively, increases of $3 million, or 8.1%, and $7 million, or 6.2%, when compared with the respective periods of the prior year. The increases for the three and nine months ended September 30, 2022 were primarily due to higher amortization of software and intangible assets related to recent acquisitions.

Premium taxes were $23 million and $68 million for the three and nine months ended September 30, 2022, respectively, a decrease of $3 million, or 11.5%, and an increase of $1 million, or 1.5%, respectively, when compared with the respective periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for the three and nine months ended September 30, 2022, and were 1.4% and 1.3% for the three and nine months ended September 30, 2021, respectively.

Interest expense was $10 million and $18 million for the three and nine months ended September 30, 2022, respectively, increases of $5 million, or 100.0%, and $2 million, or 12.5%, respectively, when compared with the respective periods of the prior year. The increases for the three and nine months ended September 30, 2022 were primarily attributable to higher deposit balances at the Company's banking operations.

Pretax margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to the relatively high proportion of fixed costs in the title insurance business, pretax margins generally improve as closed order volumes increase. Pretax margins for the segment are also impacted by (1) net investment income and net investment gains and losses, which may not move in the same direction as closed order volumes, (2) the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity and (3) by the percentage of title insurance premiums generated by agency operations as margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The title insurance and services segment recorded pretax margins of 9.9% and 10.9% for the three and nine months ended September 30, 2022, respectively, compared with 16.4% and 16.3% in the respective periods of the prior year.

Specialty Insurance

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues
Direct premiums	$102	$128	$(26)	(20.3)%	$314	$386	$(72)	(18.7)%
Information and other	3	3	—	—	13	10	3	30.0
Net investment income	2	2	—	—	4	6	(2)	(33.3)
Net investment (losses) gains	(2)	—	(2)	—	(7)	19	(26)	(136.8)
	105	133	(28)	(21.1)	324	421	(97)	(23.0)
Expenses
Personnel costs	20	22	(2)	(9.1)	61	69	(8)	(11.6)
Other operating expenses	19	26	(7)	(26.9)	61	71	(10)	(14.1)
Provision for policy losses and other claims	70	83	(13)	(15.7)	184	246	(62)	(25.2)
Depreciation and amortization	1	2	(1)	(50.0)	4	5	(1)	(20.0)
Premium taxes	1	1	—	—	3	5	(2)	(40.0)
	111	134	(23)	(17.2)	313	396	(83)	(21.0)
Income before income taxes	$(6)	$(1)	$(5)	NM1%	$11	$25	$(14)	(56.0)%
Pretax margins	(5.7)%	(0.8)%	(4.9)%	NM1%	3.4%	5.9%	(2.5)%	(42.4)%

(1)
Not meaningful

Direct premiums were $102 million and $314 million for the three and nine months ended September 30, 2022, respectively, decreases of $26 million, or 20.3%, and $72 million, or 18.7%, when compared with the respective periods of the prior year. The decreases were primarily attributable to declines in direct premiums in the property and casualty insurance business of $24 million and $76 million for the three and nine months ended September 30, 2022, respectively, reflecting the Company’s wind-down of the business. Direct premiums in the home warranty business decreased $2 million and increased $4 million for the three and nine months ended September 30, 2022, respectively. The decline for the three months ended September 30, 2022 was due to lower unit sales in the real estate channel. The increase for the nine months ended September 30, 2022 was due to an increase in the average price charged per contract.

Net investment losses totaled $2 million and $7 million for the three and nine months ended September 30, 2022, respectively, and were primarily from changes in the fair values of marketable equity securities. Net investment gains totaled $19 million for the nine months ended September 30, 2021 and were primarily from the sale of the Company's property and casualty insurance agency operations and, to a lesser extent, sales of debt securities.

Personnel costs and other operating expenses were $39 million and $122 million for the three and nine months ended September 30, 2022, respectively, decreases of $9 million, or 18.8%, and $18 million, or 12.9%, when compared with the respective periods of the prior year. The decreases were primarily attributable to decreases in deferred policy costs, software expense, incentive compensation, lower expense related to the Company’s 401(k) savings plan match and salary expense, partially offset by higher advertising expense in the home warranty business. The decrease for the nine months ended September 30, 2022 was also due to lower agent commission expense in the property and casualty insurance business.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 58.9% and 52.6% for the three and nine months ended September 30, 2022, respectively, compared with 56.8% and 55.4% for the respective periods of the prior year. The increase in the claims rate for the three months ended September 30, 2022 was primarily attributable to higher claims severity, partially offset by lower claims frequency. The decrease in the claims rate for the nine months ended September 30, 2022 was primarily attributable to lower claims frequency, partially offset by higher claims severity.

The Company's wind-down of the property and casualty insurance business was substantially completed in the third quarter of 2022.

The property and casualty insurance business recorded no revenue in the three months ended September 30, 2022 and revenues of $13 million for the nine months ended September 30, 2022, compared with revenues of $25 million and $104 million for the respective periods of the prior year. Losses before income taxes for the three and nine months ended September 30, 2022 were $10 million and $18 million, respectively, compared with losses before income taxes of $10 million for the three and nine months ended September 30, 2021.

Premium taxes were $1 million and $3 million for the three and nine months ended September 30, 2022, respectively, compared with $1 million and $5 million for the respective periods of the prior year. Premium taxes as a percentage of premiums were 1.2% and 1.1% for the three and nine months ended September 30, 2022, respectively, and 1.0% and 1.3% for the three and nine months ended September 30, 2021, respectively.

A large part of the revenues for the specialty insurance segment are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of policy losses, the majority of the expenses for this segment are variable in nature and, therefore, generally fluctuate consistent with revenue fluctuations. Accordingly, pretax margins for this segment (before policy losses) are relatively constant, although as a result of some fixed expenses, profit margins (before policy losses) should nominally improve as premium revenues increase. Specialty insurance pretax margins are also impacted by the segment’s net investment income and net investment gains and losses, which may not move in the same direction as premium revenues. The specialty insurance segment recorded pretax margin loss of (5.7%) and a pretax margin of 3.4% for the three and nine months ended September 30, 2022, respectively, compared with a pretax margin loss of (0.8%) and a pretax margin of 5.9% in the respective periods of the prior year.

Corporate

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues
Net investment (losses) income	$(6)	$—	$(6)	—%	$(31)	$12	$(43)	(358.3)%
Net investment (losses) gains	(157)	278	(435)	(156.5)	(305)	364	(669)	(183.8)
	(163)	278	(441)	(158.6)	(336)	376	(712)	(189.4)
Expenses
Personnel costs	(4)	—	(4)	—	(22)	16	(38)	(237.5)
Other operating expenses	9	10	(1)	(10.0)	27	28	(1)	(3.6)
Interest	15	14	1	7.1	46	37	9	24.3
	20	24	(4)	(16.7)	51	81	(30)	(37.0)
Loss before income taxes	$(183)	$254	$(437)	(172.0)%	$(387)	$295	$(682)	(231.2)%

Net investment (losses) income totaled losses of $6 million and $31 million for the three and nine months ended September 30, 2022, respectively, compared with net investment income of $12 million for the nine months ended September 30, 2021. The decreases in net investment (losses) income for the three and nine months ended September 30, 2022 were primarily attributable to lower earnings on investments associated with the Company’s deferred compensation plan when compared to the same periods of 2021.

Net investment (losses) gains totaled losses of $157 million and $305 million for the three and nine months ended September 30, 2022, respectively, compared with net investment gains of $278 million and $364 million for the respective periods of the prior year. Net investment losses for the three and nine months ended September 30, 2022 included impairment charges of $118 million related to venture portfolio investments. Net investment gains and losses are primarily related to pricing changes and impairment charges on equity investments within the Company’s venture portfolio.

Corporate personnel costs and other operating expenses were $5 million for the three and nine months ended September 30, 2022, compared with $10 million and $44 million for the respective periods of the prior year. The decreases were primarily attributable to lower expenses related to the Company’s deferred compensation plan

Interest expense was $15 million and $46 million for the three and nine months ended September 30, 2022, respectively, increases of $1 million, or 7.1%, and $9 million, or 24.3%, when compared with the respective periods of the prior year. The increases were due to additional interest accrued on the $650 million of 2.4% senior unsecured notes issued by the Company in August 2021.

Eliminations

The Company’s inter-segment eliminations were not material for the three and nine months ended September 30, 2022 and 2021.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 174.2% and 21.4% for the three and nine months ended September 30, 2022, respectively, compared with 25.3% and 24.5% for the respective periods of the prior year. The differences in the effective tax rates are primarily due to the recognition, in 2022, of losses and impairments on equity securities, benefits from the resolution of state tax matters from prior years and the benefits associated with foreign currency exchange rate fluctuations and, in 2021, additional state income taxes related to non-insurance income and benefits related to foreign tax law changes.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and nine months ended September 30, 2022 was $3 million and $211 million, respectively, compared with $450 million and $988 million for the respective periods of the prior year. Net income attributable to the Company for the three and nine months ended September 30, 2022 was $2 million, or $0.02 per diluted share, and $209 million, or $1.93 per diluted share, respectively, compared with $445 million, or $4.00 per diluted share, and $981 million, or $8.81 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities totaled $533 million and $876 million for the nine months ended September 30, 2022 and 2021, respectively, after claim payments, net of recoveries, of $338 million and $356 million, respectively. The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2022 and 2021 were advances and repayments related to secured financing transactions, purchases of debt and equity securities, repurchases of Company shares, dividends to common stockholders and acquisitions. The principal nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2022 and 2021 were borrowings and collections related to secured financing transactions, proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The net effect of all activities on cash and cash equivalents were increases of $1.1 billion and $678 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In August 2022, the quarterly cash dividend was increased to 52 cents per common share, representing an 2% increase. The dividend increase was effective beginning with the September 2022 dividend. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $400 million, of which $321 million remained as of September 30, 2022. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. Cumulatively, during the nine months ended September 30, 2022, the Company repurchased and retired, under both the Company’s prior authorization that terminated in June 2022 and current authorization, 6.8 million shares of its common stock for a total purchase price of $407 million.

During the nine months ended September 30 2022, the Company completed acquisitions for an aggregate purchase price of $311 million in cash.

Holding Company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of September 30, 2022, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2022, without prior approval from applicable regulators, was dividends of $475 million and loans and advances of $126 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of September 30, 2022, the holding company’s sources of liquidity included $121 million of cash and cash equivalents and $700 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing. The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement, which is comprised of a $700 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350 million. Unless terminated earlier, the credit agreement will terminate on April 30, 2024. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes. At September 30, 2022, the Company had no outstanding borrowings under the facility.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements. The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•
FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions. At September 30, 2022, outstanding borrowings under these facilities totaled $323 million.
•
First American Trust, FSB (“FA Trust”), a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with certain correspondent institutions. In addition, FA Trust is a party to master repurchase agreements under which securities may be loaned or sold. At September 30, 2022, no amounts were outstanding under any of these facilities.
•
First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At September 30, 2022, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 30.5% and 27.4% at September 30, 2022 and December 31, 2021, respectively. The Company’s adjusted debt to capitalization ratios, excluding secured financings payable of $341 million and $538 million and accumulated other comprehensive loss of $1.0 billion and $92 million at September 30, 2022 and December 31, 2021, were 22.8% and 21.9%, respectively.

Investment Portfolio. The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of September 30, 2022, 97% of the Company’s investment portfolio consisted of debt securities, of which 67% were either United States government-backed or rated AAA and 97% were either rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s debt securities portfolio at September 30, 2022, see Note 3 Debt Securities to the condensed consolidated financial statements.

In addition to its debt and marketable equity securities portfolio, the Company maintains investments in non-marketable equity securities and securities accounted for under the equity method. For further information on the Company’s equity securities, see Note 4 Equity Securities to the condensed consolidated financial statements.

Off-balance sheet arrangements. The Company administers escrow deposits and trust assets as a service to its direct customers. Escrow deposits totaled $11.7 billion and $10.8 billion at September 30, 2022 and December 31, 2021, respectively, of which $5.5 billion and $4.8 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions.

Trust assets held or managed by FA Trust totaled $3.9 billion and $4.6 billion at September 30, 2022 and December 31, 2021, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $4.1 billion and $6.0 billion at September 30, 2022 and December 31, 2021, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan servicing, subservicing, originations and sales operations, the Company administers cash deposits on behalf of investors, mortgagors and subservicing clients. Cash deposits totaled $1.7 billion at September 30, 2022, of which $0.9 billion were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits totaled $0.4 billion at December 31, 2021, all of which were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

Deposit balances held at FA Trust are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of September 30, 2022, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

1.
The Company’s risk management framework could prove inadequate, which could adversely affect the Company

The Company’s risk management framework is designed to identify, monitor and mitigate risks that could have a negative impact on the Company’s financial condition or reputation. This framework includes departments or groups dedicated to enterprise risk management, information security, disaster recovery and other information technology-related risks, business continuity, legal and compliance, compensation structures and other human resources matters, vendor management and internal audit, among others. Many of the processes overseen by these departments function at the enterprise level, but many also function through, or rely to a certain degree upon, risk mitigation efforts in local operating groups. This is especially the case with respect to the Company’s operations outside of the United States and recently acquired businesses, which may not be fully integrated into the Company’s risk management framework. Similarly, with respect to the risks the Company assumes in the ordinary course of its business through the issuance of title insurance policies and the provision of related products and services, the Company employs localized, as well as centralized risk mitigation efforts. These efforts include the implementation of underwriting policies and procedures, automated underwriting and other risk-decisioning tools and other mechanisms for assessing and managing risk. Underwriting title insurance policies and making other risk-assumption decisions frequently involves a substantial degree of individual judgment and, accordingly, underwriters are maintained at the state, regional, divisional, and corporate levels with varying degrees of underwriting authority. These individuals may be encouraged by customers or others to assume risks or to expeditiously make risk determinations. If the Company’s risk mitigation efforts prove inadequate, the Company could be adversely affected.

2.
The Company is pursuing various innovative initiatives, which could result in increased title claims or otherwise adversely affect the Company

In an effort to speed the delivery of its products, increase efficiency, improve quality, improve the customer experience and decrease risk, the Company is increasingly utilizing innovative technologies, processes and techniques in the creation and automation of its products and services. These efforts include converting certain manual processes into automated ones to streamline searches, examinations, and other underwriting functions in connection with the issuance of title insurance policies, the building, maintaining and updating of title plants and other data assets. The Company believes these innovations will improve the customer experience by simplifying and reducing the time it takes to close a transaction, reducing risk and improving communication. Risks from these and other innovative initiatives include those associated with potential defects in the design and development of the technologies used to automate processes; misapplication of technologies; the reliance on data, rules or assumptions that may prove inadequate; information security vulnerabilities; and failure to meet customer expectations, among others. As a result of these risks, the Company could experience increased claims, reputational damage or other adverse effects, which could be material to the Company.

3.
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

4.
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

Certain of these circumstances, particularly when combined with declining real estate values and the increase in foreclosures that often results therefrom, also tend to adversely impact the Company’s title claims experience. National inventory levels for the residential market have been declining over the past several years and remain below historical average levels. Combined with the rapidly rising mortgage interest rates in 2022 that have decreased demand, the number of residential purchase transactions have and are likely to continue to decline. Residential refinance activity is also strongly correlated with changes in mortgage interest rates and rising mortgage rates during 2021 and 2022 have had an adverse impact on the Company’s refinance business that is expected to continue for so long as mortgage rates continue to rise or if they subsequently remain high relative to the interest rates of outstanding mortgages.

5.
Unfavorable economic conditions adversely affect the Company

Historically, uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, have created a difficult operating environment for the Company. These conditions also tend to negatively impact the amount of funds the Company receives from third parties held in trust pending the closing of commercial and residential real estate transactions. The Company deposits a substantial portion of these funds, as well as its own funds, with the federal savings bank it owns. The Company’s bank invests those funds and any realized losses incurred on those investments will be reflected in the Company’s consolidated results. The likelihood of such losses, which generally would not occur if the Company were to deposit these funds in an unaffiliated entity, increases when economic conditions are unfavorable. Moreover, during periods of unfavorable economic conditions, the return on these funds deposited at the Company’s bank, as well as funds the Company deposits with third party financial institutions, tends to decline. In addition, the Company holds investments in entities, such as title agencies, settlement service providers and venture-stage companies, some of which have been negatively impacted by these conditions, as well as other securities in its investment portfolio, which also may be, and recently have been, negatively impacted by these conditions.
The Company may not be able to accurately predict the effects of periods or expectations of high or rapidly rising inflation rates, and governmental responses thereto, and may not respond in a timely or adequate manner to mitigate the negative effects of such inflation, such as decreases in the demand for the Company’s products and services, higher labor and other expenses, and, as experienced during 2021 and 2022 due to inflation and supply shortages, higher home warranty claims severity.

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

6.
The Company’s use of models involves risks and uncertainties that could adversely affect the Company

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

9.
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

10.
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

11.
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

12.
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

13.
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

15.
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

16.
Acquisitions may have an adverse effect on our business

The Company has in the past acquired, and is expected to acquire in the future, other businesses. When businesses are acquired, the Company may not be able to integrate or manage these businesses in such a manner as to realize the anticipated synergies or otherwise produce returns that justify the investment. Acquired businesses, such as the Company’s acquisition of ServiceMac, LLC, may subject the Company to increased regulatory or compliance requirements. The Company’s acquisitions have involved, and are likely to continue to involve, the entry into businesses in which the Company’s management has limited prior experience, making the Company reliant on the management team of the acquired business. The Company may not be able to successfully retain employees of acquired businesses or integrate them, and could lose customers, suppliers or other partners as a result of the acquisitions. For these and other reasons, including changes in market conditions, the projections used to value the acquired businesses may prove inaccurate. In addition, the Company might incur unanticipated liabilities from acquisitions. These and other factors related to acquisitions could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. The Company’s management also will continue to be required to dedicate substantial time and effort to the integration of its acquisitions. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

LEGAL AND COMPLIANCE RISK FACTORS

17.
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

An increasing number of federal, state, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. The effects of these privacy and data protection laws, including the cost of compliance and required changes in the manner in which the Company conducts its business, are not fully known and are potentially significant, and the failure to comply could adversely affect the Company. The Company has incurred costs to comply with these laws and to respond to inquiries about its compliance with them.

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

18.
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

19.
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

21.
Unfavorable economic or other conditions could cause the Company to write off a portion of its goodwill and other intangible assets

The Company performs an impairment test of the carrying value of goodwill and other indefinite-lived intangible assets annually in the fourth quarter, or sooner if circumstances indicate a possible impairment. Finite-lived intangible assets are subject to impairment tests on a periodic basis. Factors that may be considered in connection with this review include, without limitation, underperformance relative to historical or projected future operating results, reductions in the Company’s stock price and market capitalization, increased cost of capital and negative macroeconomic, industry and company-specific trends. These and other factors could lead to a conclusion that goodwill or other intangible assets are impaired, in which case the Company would be required to write off the portion believed to be impaired. Total goodwill and other intangible assets reflected on the Company’s condensed consolidated balance sheet as of September 30, 2022 are $2.0 billion. Any substantial goodwill and other intangible asset impairments that may be required could have a material adverse effect on the Company’s results of operations and financial condition.

22.
The Company’s investment portfolio is subject to certain risks and could experience losses

The Company maintains a substantial investment portfolio, primarily consisting of fixed income debt securities. The investment portfolio also includes adjustable-rate debt securities, common and preferred stock, as well as money-market and other short-term investments. Securities in the Company’s investment portfolio are subject to certain economic and financial market risks, such as credit risk, interest rate (including call, prepayment and extension) risk and/or liquidity risk. The risk of loss associated with the portfolio is increased during periods of instability in credit markets and economic conditions, such as during the current environment precipitated by rapidly rising interest rates. Debt and equity securities are carried at fair value on the Company’s balance sheet. Changes in the fair values of debt securities are recorded as a component of accumulated other comprehensive income/loss on the balance sheet. For debt securities in an unrealized loss position, where the loss is determined to be due to credit-related factors, the Company records the loss in earnings. Changes in the fair values of marketable equity securities are recognized in earnings. Changes in the fair values of securities in the Company’s investment portfolio have had an adverse impact on the Company and could have a material adverse effect on the Company’s results of operations, statutory surplus, financial condition and cash flow.

23.
The Company’s venture investment portfolio is volatile and subject to certain risks and could experience losses

Investments in non-marketable equity securities reflected on the Company’s condensed consolidated balance sheet as of September 30, 2022 totaled $406 million, a substantial majority of which makes up the Company’s venture investment portfolio. This venture investment portfolio is primarily comprised of investments in the equity of private venture-stage companies that operate in the real-estate industry and related industries (many of which offer technology-enabled products and services), investments in funds that typically invest in these same types of companies, and a similar investment that is trading publicly. The venture investment portfolio is managed independent of the Company’s portfolio of debt securities and marketable equity securities, which is overseen by the Company’s investment department and an investment committee. The Company is likely to continue to make similar venture investments. These positions are concentrated in a limited number of holdings and are high-risk, illiquid investments. In certain circumstances, such as when one of these companies raises capital, merges with another company or sells itself at a valuation that is less than the valuation at which the Company made its investment or when one of these companies fails and/or liquidates itself, the Company could be required to impair all or part of its investment in that company and the Company has impaired certain venture investments, including an impairment charge of $118 million during the quarter ended September 30, 2022 related to a number of these investments. The prospects of these companies depend on a number of factors, including the condition of the general economy, the general availability of capital, the performance of and volatility in the public markets, the regulatory and political environments, the condition of the real estate industry, the competitive environment for such companies and the operational and financial performance of such companies. Even if one of these companies is successful, the Company’s ability to realize the value of its investment may take a significant amount of time and may be dependent on the occurrence of a liquidity event, such as an initial public offering or the sale of the company. Even when a liquidity event occurs, the Company may be subject to restrictions on resale or may choose to continue to hold the investment for strategic or other reasons and, as a result, the Company may not monetize the value of its investment during periods in which it could be financially advantageous to sell the investment. These investments have caused, and are expected from time to time to cause, material fluctuations in the Company’s quarterly results of operations due to the recognition of gains or losses in connection with observable price changes, such as from liquidity events, subsequent equity sales, or price changes in investments that begin trading publicly, which changes can be volatile. These impairments and fluctuations may have a material adverse effect on the Company’s results of operations.

Offerpad Solutions Inc., one of the Company’s investments, trades publicly and the fair value of Offerpad’s equity securities recognized in the Company’s earnings has and will fluctuate as Offerpad’s trading price changes. The Company holds a large position in Offerpad and significant fluctuations in the fair value of Offerpad’s securities have been and could be material to the Company’s earnings in any given quarter. The Company recognized unrealized losses of $167 million and unrealized gains of $195 million for the nine months ended September 30, 2022 and 2021, respectively.

24.
Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. In uncertain economic times, an even larger change is more likely. As examples, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $157 million, and if expected ultimate losses for those same years were to fluctuate by 100 basis points, the resulting impact would be $315 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

25.
As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. As of September 30, 2022, under such regulations, the maximum amount available for the remainder of 2022 from these insurance subsidiaries, without prior approval from applicable regulators, was dividends of $475 million and loans and advances of $126 million.

26.
Changes in the composition of deposits at the Company’s federal savings bank subsidiary could require the Company to borrow funds to maintain liquidity

The deposits of the Company’s federal savings bank subsidiary consist almost entirely of funds deposited by its affiliates, the majority of which are from third parties to be held in trust pending the closing of real estate transactions. Following the Company’s acquisition of ServiceMac, LLC, a residential mortgage subservicer, an increasing proportion of the bank’s deposits are custodial funds held on behalf of clients of ServiceMac that are owners of loans or mortgage servicing rights (MSRs), and a substantial portion of such deposits are currently associated with a single client of ServiceMac. This client and others may cause their custodial funds to be moved out of the Company’s bank subsidiary in connection with the transfer of ownership of MSRs or loans, termination of subservicing contracts or otherwise. The likelihood of clients causing funds to be moved increases as interest rates rise, which could result in a marked decline in the bank’s deposits. When the bank’s deposits decline, the Company may be required to borrow funds to maintain liquidity.

GENERAL RISK FACTORS

27.
Certain provisions of the Company’s bylaws and certificate of incorporation, as well as regulatory hurdles, may reduce the likelihood of any unsolicited acquisition proposal or potential change of control that the Company’s stockholders might consider favorable

The Company’s bylaws and certificate of incorporation contain provisions that could be considered “anti-takeover” provisions because they make it harder for a third-party to acquire the Company without the consent of the Company’s incumbent board of directors. Under these provisions:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2022, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program approved by the Company’s board of directors in June 2022, which program has no expiration date, the Company may repurchase up to $400 million of the Company’s issued and outstanding common stock. The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table. Prices in column (b) include commissions. Cumulatively, as of September 30, 2022, the Company had repurchased $79 million (including commissions) of its shares authorized under the share repurchase program and had the authority to repurchase an additional $321 million (including commissions) under that program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 to July 31, 2022	963,105	$54.20	963,105	$340,279,959
August 1, 2022 to August 31, 2022	56,437	57.55	56,437	337,031,831
September 1, 2022 to September 30, 2022	328,730	49.96	328,730	320,607,473
Total	1,348,272	$53.31	1,348,272	$320,607,473

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

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: October 27, 2022	By	/s/ Kenneth D. DeGiorgio
Kenneth D. DeGiorgio
Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2022	By	/s/ Mark E. Seaton
Mark E. Seaton
Executive Vice President, Chief Financial Officer (Principal Financial Officer)