Form 10-K
period 2022-12-31
First American Financial Corp
filed 2023-02-15
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was $5,358,609,470.

On February 8, 2023, there were 103,133,334 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2023 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

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

General

The Company, through its subsidiaries, is engaged in the business of providing title insurance, settlement services and other financial services and risk solutions through its title insurance and services segment and its specialty insurance segment. The title insurance and services segment provides title insurance, closing and/or escrow services and similar or related services domestically and internationally in connection with residential and commercial real estate transactions. The segment also provides products, services and solutions that are designed to mitigate risk in, or otherwise facilitate, real estate transactions. Many of these products, services and solutions involve the use of real property-related data, including data derived from the Company’s proprietary databases. In addition, the segment provides banking, trust, warehouse lending, mortgage subservicing and wealth management services. The specialty insurance segment sells home warranty products and contains the remaining operations of our property and casualty insurance business, which is in the final stages of its wind-down. In addition, our corporate segment consists of certain financing facilities, our venture investment portfolio and the corporate services that support our business operations. The substantial majority of our business is dependent upon activity in the real estate and mortgage markets.

Our strategy is to profitably grow our core title insurance and settlement services business, expand our data advantage to strengthen our core business and pursue growth opportunities, and manage and actively invest in complementary businesses where the Company has a strategic advantage. We are focused on continued improvement of our customers’ experiences with our products, services and solutions, including through digital transformations, and on enhancing our services offered to our customers. In an effort to speed the delivery of our products, increase efficiency, improve quality, improve the customer experience and decrease risk, we are utilizing innovative technologies, processes and techniques in the production and delivery of our products and services. These efforts include streamlining the title and closing processes by converting certain manual processes into automated ones. Part of our growth strategy involves acquiring companies that expand our market share, enhance our data capabilities, provide us with technological capabilities or complement our businesses. Our growth strategy also involves making venture investments in companies within the real-estate industry and related industries, many of which offer technology-enabled products and services. In addition to potential financial benefits, these venture investments are typically made to give us insight into potentially high-growth, innovative companies and to facilitate strategic partnerships. We remain committed to efficiently managing our business to market conditions throughout business cycles and to deploying our capital to maximize stockholder returns.

Title Insurance and Services Segment

Our title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant data and records; provides appraisals and other valuation-related products and services; provides lien release, document custodial and default-related products and services; provides warehouse lending services; subservices mortgage loans; and provides banking, trust and wealth management services. In 2022, 2021 and 2020, the Company derived 99.2%, 90.2% and 92.2%, of its consolidated revenues, respectively, from this segment.

Overview of Title Insurance Industry

In most instances in the United States, and in certain instances internationally, mortgage lenders and purchasers of real estate desire to be protected from loss or damage in the event of defects in the title of the subject property. Title insurance is a means of providing such protection.

Title Policies. Title insurance policies insure the interests of owners or lenders against defects in the title to real property, and the policies typically include the duty to defend against claimed title defects. These defects include adverse ownership claims, liens, encumbrances or other matters affecting title. Title insurance policies generally are issued on the basis of a preliminary title report or commitment, which is typically prepared after a search of one or more of public records, maps, documents and prior title policies to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. In certain limited instances, a visual inspection of the property is also made. To facilitate the preparation of preliminary title reports and commitments, copies and/or abstracts of public records, maps, documents and prior title policies may be compiled and indexed to specific properties in an area. This compilation is known as a “title plant.”

The beneficiaries of title insurance policies generally are real estate owners and mortgage lenders. A title insurance policy indemnifies the named insured and certain successors in interest against certain title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions. The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the owner in the amount of the purchase price of the property. In some cases, the policy might provide insurance in a greater amount, or for automatic increases in coverage over time. The potential for claims under a title insurance policy issued to a mortgage lender generally ceases upon repayment of the mortgage loan. The potential for claims under a title insurance policy issued to an owner generally ceases upon the sale or transfer of the insured property.

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

The Closing Process. In the United States, title insurance is essential to the real estate closing process in most transactions involving real property mortgage lenders. In a typical residential real estate sale transaction where title insurance is issued, a third party, such as a real estate broker or agent, lawyer or closer, orders the title insurance on behalf of an insured or in certain instances, such as with respect to a lender, the insured orders on its own behalf. Once the order has been placed and a title insurance company or an agent has determined the current status of the title to the property to its satisfaction, the title insurer or agent prepares, issues and circulates a commitment or preliminary report. The commitment or preliminary report identifies the conditions, exceptions and/or limitations that the title insurer intends to attach to the policy and identifies items appearing on the title that, in certain circumstances, must be eliminated prior to closing.

In the United States, the closing or settlement function, sometimes called an escrow in the western states, is, depending on the local custom in the region, performed by a lawyer, an escrow company or a title insurance company or agent, generally referred to as a “closer.” Once documentation has been prepared and signed, and any required mortgage lender payoff demands are obtained, the transaction closes. The closer typically records the appropriate title documents and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued, typically insuring the priority of the mortgage of the real property mortgage lender in the amount of its mortgage loan and the owner in the amount of the purchase price. Before a closing takes place, however, the title insurer or agent typically provides an update to the commitment to discover any adverse matters affecting title and, if any are found, works to eliminate them so that the title insurer or agent issues the title policy subject only to those exceptions to coverage which are acceptable to the title insurer, the owner and the owner’s lender.

Issuing the Policy: Direct vs. Agency. A title insurance policy can be issued directly by a title insurer or indirectly on behalf of a title insurer through agents, which usually operate independently of the title insurer and typically issue policies for more than one insurer. Where the policy is issued by a title insurer, the search is performed by or on behalf of the title insurer, and the premium is collected and retained by the title insurer. Where the policy is issued by an agent, the search is typically performed by or on behalf of the agent, and the agent collects, and retains a portion of, the premium. The agent remits the remainder of the premium to the title insurer as compensation for the insurer bearing the risk of loss in the event a claim is made under the policy and for other services the insurer may provide. The percentage of the premium retained by an agent varies by geography and from agent to agent. Generally, a title insurer is obligated to pay title claims in accordance with the terms of its policies, regardless of whether it issues its policy directly or indirectly through an agent. In addition, when a title insurer has issued a commitment to insure a particular transaction, it may be requested to issue a closing protection letter that protects a lender or borrower, or in some states also a seller, from a loss of funds, under certain conditions, caused by the actions of the title insurer or its agent. When a loss to the title insurer occurs under a policy issued through an agent or a closing protection letter, under certain circumstances the title insurer may seek recovery of all or a portion of the loss from the agent or the agent’s errors and omissions insurance carrier.

Premiums. The premium for title insurance is typically due and earned in full when the real estate transaction is closed. Premiums generally are calculated with reference to the policy amount. The premium charged by a title insurer or an agent is subject to regulation in most areas. Such regulations vary from jurisdiction to jurisdiction.

Our Title Insurance Operations

Overview. We conduct our title insurance and closing business through a network of direct operations and agents. Through this network, we issue policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories. We also offer title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, New Zealand, South Korea and various other established and emerging markets as described in the “International Operations” section below.

The substantial majority of our title insurance and closing business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal. Residential purchase activity is typically slower in the winter months with increased volumes in the spring and summer months and is sensitive to interest rates. Residential refinance activity is not seasonal, but is generally correlated with changes in interest rates. Commercial real estate volumes are less sensitive to changes in interest rates, but fluctuate based on local supply and demand conditions and financing availability and we typically see elevated activity towards the end of the year. However, changes in general economic conditions in the United States and abroad can cause fluctuations in these traditional patterns of real estate activity, and changes in the general economic conditions in a particular geography can cause fluctuations in these traditional patterns of real estate activity in that geography.

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

Within the direct channel, our sales and marketing efforts are focused on the primary sources of business referrals. For residential business, we generally market to real estate agents and brokers, mortgage brokers, real estate attorneys, mortgage originators, homebuilders and escrow service providers. We also market directly to firms that purchase and sell residential real estate on a large-scale basis. For refinance and default-related business for customers with centrally managed platforms, we market to mortgage originators, servicers and government-sponsored enterprises. For the commercial business, we market primarily to principals, developers, and investors; real estate investment trusts; law firms; commercial lenders; life insurance companies; commercial brokers and mortgage brokers. Our marketing efforts emphasize our product offerings, the quality and timeliness of our services, our financial strength, process and product innovation and our national presence. We also provide educational information on our website and through other means to help consumers and others better understand our services, the homebuying/settlement process in general, and real estate market economic trends.

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

International Operations. We provide products and services in a number of countries outside of the United States, and our international operations accounted for approximately 5.5% of our title insurance and services segment revenues in 2022. Today we have direct operations and a physical presence in several countries, including Canada, the United Kingdom, South Korea, Australia and New Zealand. While reliable data are not available, we believe that we have the largest market share for title insurance outside of the United States. Our range of international products and services is designed to lower our clients’ risk profiles and reduce their operating costs through enhanced operational efficiencies. In certain established markets, primarily British Commonwealth countries, we have combined title insurance with customized processing offerings to enhance the speed and efficiency of the mortgage and conveyancing processes. In these markets we also offer products designed to mitigate risk and otherwise facilitate real estate transactions.

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

Competition. The business of providing title insurance and related products and services is highly competitive. The number of competing companies and the size of such companies vary in the different areas in which we conduct business. Generally, in areas of major real estate activity, such as metropolitan and suburban localities, we compete with many other title insurers and agents. Our major nationwide competitors in our principal markets include Fidelity National Financial, Inc., Old Republic International Corporation, Stewart Title Guaranty Company, and their affiliates. In addition to these national competitors, other nationwide, regional and local competitors aggressively compete. Numerous agency operations throughout the country also provide aggressive competition. We are currently the second largest provider of title insurance in the United States, based on the most recent American Land Title Association market share data.

We believe that competition for title insurance, closing services and related products and services is based primarily on service, quality, price, relationships and the ease of access and use of our products. Customer service is an important competitive factor because parties to real estate transactions are usually concerned with time schedules and costs associated with delays in closing transactions. In certain transactions, such as those involving commercial properties, financial strength and scope of coverage are also important. In addition, we regularly evaluate our pricing and agent splits, and based on competitive, market and regulatory conditions and claims history, among other factors, adjust our prices and agent splits as and where appropriate.

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

Trust, Wealth Management and Banking Services. Our federal savings bank subsidiary offers trust, wealth management and deposit products and related services, including fund transfer services. The bank does not originate loans. As of December 31, 2022, the bank administered fiduciary and custody assets having a market value of $4.1 billion, which includes managed assets of $2.0 billion. The bank’s balance sheet had assets of $6.7 billion, with deposits of $6.6 billion and stockholder’s equity of $28 million. The bank’s deposits consist almost entirely of funds deposited by its affiliates, the majority of which are from third parties to be held in trust pending the closing of real estate transactions, but an increasing proportion of which are custodial funds held on behalf of clients of our mortgage loan subservicer subsidiary. The bank also maintains other deposits, including operating funds deposited by its affiliates.

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

Property and Casualty Insurance. Our property and casualty insurance business provided automobile, homeowners and renters coverage for liability losses and typical hazards such as fire, theft, vandalism and other types of property damage. This business was substantially wound down in the third quarter of 2022. Four renters policies remained in force as of December 31, 2022.

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

Innovation and Intellectual Property

In an effort to speed the delivery of our products, increase efficiency, improve quality, improve the customer experience and decrease risk, we are utilizing innovative technologies, processes and techniques in the production and delivery of our products and services. These efforts include streamlining and enhancing the closing process, which we believe improves the customer experience by simplifying and reducing the time it takes to close a transaction, reducing risk and improving communication. We are also deploying innovation solutions leveraging our bank to make the closing process more flexible. We increasingly are employing advanced technologies to automate various internal processes, including processes related to the building and maintaining of title plants and other data assets, as well as the search and examination of information in connection with the issuance of title insurance policies.

We strive to align our intellectual property strategy with our business strategy and our technology development efforts. We rely on a combination of patents, trademarks, copyright and trade secret laws, non-disclosure agreements, contractual provisions and a system of internal safeguards to protect our intellectual property rights and proprietary information. We have a number of issued patents and additional patent applications pending in the United States and internationally, including patents for title automation, loan risk assessment, online platforms, optical character recognition and data extraction. We also believe that many of our brands have accumulated substantial goodwill in the marketplace. In addition, we have developed a number of proprietary trade secrets that we believe provide us with a competitive advantage.

Human Capital Resources

As of December 31, 2022, the Company employed 21,153 employees, with 13,821 of them located in the United States and 7,332 outside of the U.S. We strive to have a positive, collaborative culture that engages employees, as we believe engaged employees serve our customers well. We believe this combination, along with the efficient operation of our business, ultimately benefits our stockholders. As part of this effort, we participate in competitions that recognize the quality of our workplace, which competitions we believe provide a framework for improving, and insights for evaluating, our employee engagement efforts. Moreover, receipt of awards in connection with those competitions facilitates our efforts to attract and retain desired talent. The success of our efforts is demonstrated through our inclusion on the Fortune 100 Best Companies to Work For® list in the United States for the last seven years, the Best Workplaces™ in Canada list for the last eight years, as well as a number of similar lists in local or specialized areas. In addition, we have been recognized on the Fortune® Best Workplaces for Women™ and Great Place to Work® list for Best Workplaces for Women for the seventh year in a row and we earned a top score of 100 on the Human Rights Campaign Foundation’s 2023 Corporate Equality Index for the fifth consecutive year. We have implemented many professional development programs to build and strengthen the skill sets of our employees. Reflecting our perspective on the benefits of a diverse workforce, we have a Diversity, Equity and Inclusion (DEI) Council, which is focused on the development of employee-centered actions to enhance the recruitment, engagement, development, and retention of diverse employees. The DEI Council has also formed and continues to form employee resource groups that are organized around particular interests, affiliations or affinities.

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

In addition, our insurers are subject to the laws of other jurisdictions in which they transact business, which laws typically establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business; regulating trade practices; licensing agents; approving policy forms, accounting practices and financial practices; establishing requirements pertaining to reserves and capital and surplus as regards policyholders; requiring the deferral of a portion of all premiums in a reserve for the protection of policyholders and the segregation of investments in a corresponding amount; establishing parameters regarding suitable investments for reserves, capital and surplus; and approving rate schedules. The manner in which rates are established or changed ranges from states which promulgate rates, to states where individual companies or associations of companies prepare rate filings which are submitted for approval, to a few states in which rate changes do not need to be filed for approval. Each of our insurers is also subject to periodic examination by regulatory authorities both within its jurisdiction of organization as well as the other jurisdictions where it is licensed to conduct business.

Our foreign insurance subsidiaries and branches of First American Title Insurance Company that operate in Canada, Australia, New Zealand, the United Kingdom, Malta, South Korea and Hong Kong are regulated primarily by regulatory authorities in the regions, provinces and/or countries in which they operate and may secondarily be regulated by the domestic regulator of First American Title Insurance Company as a part of the First American insurance holding company system. Each of these regions, provinces and countries has established a regulatory framework with respect to the oversight of compliance with its laws and regulations. Therefore, our foreign insurance subsidiaries generally are subject to regulatory review, examination, investigation and enforcement in a similar manner as our domestic insurance subsidiaries, subject to local variations.

Our underwritten title companies, agencies and property and casualty insurance agencies are also subject to certain regulation by insurance regulatory or banking authorities, including, but not limited to, minimum net worth requirements, licensing requirements, statistical reporting requirements, rate filing requirements and marketing restrictions.

Certain laws and regulations require the Company to maintain certain information security standards and practices. Other laws and regulations regulate the manner in which the Company collects, uses, retains, protects, discloses, transfers, and processes personal data.

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

Our federal savings bank is regulated and supervised by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The Board of Governors of the Federal Reserve System regulates and supervises the Company, as a savings and loan holding company, including its non-banking subsidiaries that are part of the holding company system. Federal banking laws and regulations require third parties to obtain prior approval to acquire control of our federal savings bank or our Company, which may make such an acquisition of our Company by a third party more difficult or prohibitive.

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

As of December 31, 2022, 97% of our investment portfolio consisted of debt securities. As of that date, 67% of our debt securities portfolio was either United States government-backed or rated AAA, and 98% was either rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected.

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

2.
The Company is pursuing various innovative initiatives, which could result in increased title claims or otherwise adversely affect the Company

In an effort to speed the delivery of its products, increase efficiency, improve quality, improve the customer experience and decrease risk, the Company is utilizing innovative technologies, processes and techniques in the production and delivery of its products and services. These efforts include converting certain manual processes into automated ones to streamline searches, examinations and other underwriting functions in connection with the issuance of title insurance policies, building and maintaining title plants and other data assets, and digitizing and automating components of the settlement process. The Company believes these innovations will improve the customer experience by simplifying and reducing the time it takes to close a transaction, reducing risk and improving communication, and expects to continue expanding its use of these technologies. Risks from these and other innovative initiatives include those associated with potential defects in the design and development of the technologies used to automate processes; misapplication of technologies; the reliance on data, rules or assumptions that may prove inadequate; information security vulnerabilities; and failure to meet customer expectations, among others. As a result of these risks, the Company could experience increased claims, reputational damage or other adverse effects, which could be material to the Company.

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
•
when real estate inventory levels are insufficient or declining; and
•
when economic conditions are unfavorable, including during periods of high unemployment.

Certain of these circumstances, particularly when combined with declining real estate values and the increase in foreclosures that often results therefrom, also tend to adversely impact the Company’s title claims experience. National inventory levels for residential have been declining over the past several years and remain below historical average levels. Combined with the rapidly rising mortgage interest rates in 2022 that have decreased demand, the number of residential purchase transactions have declined. Residential refinance activity is also strongly correlated with changes in mortgage interest rates and rising mortgage rates during 2022 have, expectedly, had an adverse impact on the Company’s refinance business that is expected to continue for so long as mortgage rates continue to rise or if they subsequently remain high relative to the interest rates of outstanding mortgages. Higher interest rates also negatively impacted commercial transactions in the latter half of 2022 and will likely continue to impact our volumes in 2023.

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

6.
The Company’s use of models involves risks and uncertainties that could adversely affect the Company

The Company utilizes models to support decisions related to risk management, capital and liquidity planning, financial accounting, data extraction and other business purposes. Models are, by their nature, inherently limited due to their reliance on statistical, economic, financial or mathematical theories, techniques, data and assumptions that may be erroneous or inappropriate for the intended or actual use. Flawed models or uses of models may result in, among other consequences, erroneous or misleading outputs, inappropriate business decisions, inadequate risk management or enhanced regulatory supervision, which could have a material adverse effect on the Company’s results of operations, financial condition and reputation.

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

12.
Systems damage, failures, interruptions, cyberattacks and intrusions, and unauthorized data disclosures by the Company or its service providers may disrupt the Company’s business, harm the Company’s reputation, result in material claims for damages or otherwise adversely affect the Company

The Company uses computer software applications, systems and other technologies (collectively referred to as “systems”), some of which it owns and manages and some of which are owned and/or managed by third parties, including providers of distributed computing infrastructure platforms commonly known as the “cloud.” The Company and its agents, suppliers, service providers, and customers use systems to receive, process, store and transmit business information, including non-public personal information as well as data from suppliers and other information upon which the Company’s business relies. The Company also uses these systems to manage substantial cash, investment assets, bank deposits, trust assets, escrow account balances and custodial balances on behalf of itself and its customers, among other activities. Many of the Company’s products, services and solutions involving the use of real property related data are fully reliant on these systems and are only available electronically. Accordingly, for a variety of reasons, the integrity of these systems and the protection of the information that resides thereon are critically important to the Company’s successful operation.

These systems have been subject to, and are likely to continue to be the target of, computer viruses, cyberattacks, ransomware attacks, phishing attacks and other malicious activity. These attacks continue to increase in frequency and sophistication. Moreover, the Company’s employees working remotely are more susceptible to social engineering attacks, intrusions and other malicious activity, and this risk has increased given that a substantial number of the Company’s employees are working from home following the onset of the coronavirus pandemic. These systems also have known and unknown vulnerabilities. Once identified, the Company’s information technology and information security personnel seek to remediate these vulnerabilities based on the level of risk presented. For a number of reasons, including the introduction of new vulnerabilities, resource constraints, competing business demands and dependence on third parties, a number of unremediated vulnerabilities will always exist. Remediation of some vulnerabilities are outside of the control of the Company and third-party remediation efforts may not be timely provided or implemented or otherwise adequate, even when the level of risk is critical or high. Further, certain other potential causes of system damage or other negative system-related events are wholly or partially beyond the Company’s control, such as natural disasters, vendor failures to satisfy service level requirements and power or telecommunications failures. These circumstances could expose the Company to system-related damages, failures, interruptions, cyberattacks and other negative events or could otherwise disrupt the Company’s business and could also result in the loss or unauthorized release, gathering, monitoring or destruction of confidential, proprietary and other information pertaining to the Company, its customers, employees, agents or suppliers. The Company had an information security incident that occurred during the second quarter of 2019 involving unauthorized access to non-public personal information as a result of a vulnerability in one of the Company’s applications. The risk associated with any subsequent incidents, particularly the risk of damage to the Company’s reputation, is heightened as a result of the 2019 incident.

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

13.
Errors and fraud involving the transfer of funds may adversely affect the Company

The Company relies on its systems, employees and domestic and international banks to transfer its own funds and the funds of third parties. In addition to relying on third-party banks to transfer these funds, the Company’s federal savings bank subsidiary transfers funds on behalf of the Company as well as title agents that are not affiliates of the Company. These transfers are susceptible to user input error, fraud, system interruptions, incorrect processing and similar errors that from time to time result in lost funds or delayed transactions. The Company’s email and computer systems and systems used by its agents, customers and other parties involved in a transaction have been subject to, and are likely to continue to be the target of, fraudulent attacks, including attempts to cause the Company or its agents to improperly transfer funds. These attacks continue to increase in frequency and sophistication. Funds transferred to a fraudulent recipient are often not recoverable. In certain instances the Company may be liable for those unrecovered funds. The controls and procedures used by the Company to prevent transfer errors and fraud may prove inadequate, resulting in financial losses, reputational harm, loss of customers or other adverse consequences which could be material to the Company.

14.
The Company’s failure to recruit and retain qualified personnel may adversely affect the business

The Company’s continued success depends, in large part, on its ability to hire and retain qualified people. Competition for highly qualified people is intense, and there is no assurance that the Company will be successful in attracting, training or retaining people. Policies adopted during the coronavirus pandemic may allow Company employees to work remotely or in hybrid situations. Over the long-term, the Company may not successfully adapt to this new work environment in a manner that maintains a healthy and vibrant Company culture or that results in the Company being viewed as an employer of choice. If the Company is unable to attract and retain qualified people, its business and operations may be impaired or disrupted.

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

23.
The Company’s venture investment portfolio is volatile and subject to certain risks and could experience losses

The Company’s venture investment portfolio is primarily comprised of investments in the equity of private venture-stage companies that operate in the real-estate industry and related industries (many of which offer technology-enabled products and services), investments in funds that typically invest in these same types of companies, and a similar investment that is trading publicly. The venture investment portfolio is managed independent of the Company’s portfolio of debt securities and marketable equity securities, which is overseen by the Company’s investment department and an investment committee. The Company may continue to make similar venture investments. These positions are concentrated in a limited number of holdings and are high-risk, illiquid investments. In certain circumstances, such as when one of these companies raises capital, merges with another company or sells itself at a valuation that is less than the valuation at which the Company made its investment or when one of these companies fails and/or liquidates itself, the Company has been and could be required to impair all or part of its investment in that company or write down the value of an investment if future growth prospects deteriorate. The prospects of these companies depend on a number of factors, including the condition of the general economy, the general availability of capital, the performance of and volatility in the public markets, the regulatory and political environments, the condition of the real estate industry, the competitive environment for such companies and the operational and financial performance of such companies. Even if one of these companies is successful, the Company’s ability to realize the value of its investment may take a significant amount of time and may be dependent on the occurrence of a liquidity event, such as an initial public offering or the sale of the company. Even when a liquidity event occurs, the Company may be subject to restrictions on resale or may choose to continue to hold the investment for strategic or other reasons and, as a result, the Company may not monetize the value of its investment during periods in which it could be financially advantageous to sell the investment. These investments have caused, and are expected from time to time to cause, material fluctuations in the Company’s quarterly results of operations due to the recognition of gains or losses in connection with observable price changes, such as from liquidity events, subsequent equity sales, or price changes in investments that begin trading publicly, which changes can be volatile. These impairments and fluctuations may have a material adverse effect on the Company’s results of operations.

24.
Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. In uncertain economic times, an even larger change is more likely. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

25.
As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. See Note 2 Statutory Restrictions on Investments and Stockholders' Equity to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report and Item 7 – MD&A – Liquidity and Capital Resources for details on dividend restrictions.

26.
Changes in the composition of deposits at the Company’s federal savings bank subsidiary could require the Company to borrow funds to maintain liquidity

The deposits of the Company’s federal savings bank subsidiary consist almost entirely of funds deposited by its affiliates, the majority of which are from third parties to be held in trust pending the closing of real estate transactions. Following the Company’s acquisition of ServiceMac, LLC, a residential mortgage subservicer, an increasing proportion of the bank’s deposits are custodial funds held on behalf of clients of ServiceMac that are owners of loans or mortgage servicing rights (MSRs), and a substantial portion of such deposits are currently associated with a single client of ServiceMac. This client and others may cause their custodial funds to be moved out of the Company’s bank subsidiary in connection with the transfer of ownership of MSRs or loans, termination of subservicing contracts or otherwise. The likelihood of clients causing funds to be moved increases as interest rates rise, which could result in a marked decline in the bank’s deposits. When the bank’s deposits decline, the Company may be required to borrow funds to maintain the bank’s liquidity.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Each of our business segments uses our executive offices in Santa Ana, California. This office campus consists of five office buildings, a technology center and a two-story parking structure, totaling approximately 490,000 square feet. Three office buildings, totaling approximately 210,000 square feet, and the fixtures thereto and underlying land, are subject to a deed of trust and security agreement securing payment of a promissory note evidencing a loan made in October 2003, to our principal title insurance subsidiary in the original sum of $55 million. This loan is payable in monthly installments of principal and interest, is fully amortizing and matures November 1, 2023. The outstanding principal balance of this loan was $4 million as of December 31, 2022.

The office facilities we occupy are, in all material respects, in good condition and adequate for their intended use.

Item 3. Legal Proceedings

See Note 21 Litigation and Regulatory Contingencies to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report, which is incorporated by reference into this Item 3 of Part I.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 8, 2023, was 1,946.

In January 2023, the Company’s board of directors declared a cash dividend of $0.52 per share. We expect that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time. In addition, the ability to pay dividends also is potentially affected by the restrictions described in Note 2 Statutory Restrictions on Investments and Stockholders’ Equity to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program approved by the Company’s board of directors in June 2022, which program has no expiration date, the Company may repurchase up to $400 million of the Company’s issued and outstanding common stock. The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table. Prices in column (b) include commissions. Cumulatively, as of December 31, 2022, the Company had repurchased $113 million (including commissions) of its shares authorized under the share repurchase program and had the authority to repurchase an additional $287 million (including commissions) under that program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 to October 31, 2022	380,308	$46.75	380,308	$302,829,367
November 1, 2022 to November 30, 2022	71,888	53.55	71,888	298,979,806
December 1, 2022 to December 31, 2022	235,654	52.62	235,654	286,578,830
Total	687,850	$49.47	687,850	$286,578,830

Unregistered Sales of Equity Securities

During the year ended December 31, 2022, the Company did not issue any unregistered common stock.

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

The following graph compares the cumulative total stockholder return on the Company’s common stock with the corresponding cumulative total returns of the S&P 400 Mid Cap Index and an industry peer group for the period from December 31, 2017 through December 31, 2022. The comparison assumes an investment of $100 on December 31, 2017 and reinvestment of dividends. This historical performance is not indicative of future performance.

Comparison of Cumulative Total Returns
Among First American Financial Corporation, Custom Peer Group, and S&P 400 MidCap Index
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
$70
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
First American Financial Corp (FAF)
Custom Peer Group
S&P 400 MidCap Index (MID)

Comparison of Cumulative Total Return

	First American Financial Corporation (FAF) (1)	Custom Peer Group (1)(2)	S&P 400 Mid Cap Index (1)
December 31, 2017	$100	$100	$100
December 31, 2018	$82	$99	$89
December 31, 2019	$111	$131	$112
December 31, 2020	$101	$120	$127
December 31, 2021	$158	$120	$159
December 31, 2022	$110	$120	$138

(1)
As calculated by Bloomberg Financial Services including reinvestment of dividends.
(2)
The custom peer group consists of the following companies: American Financial Group, Inc.; Assurant, Inc.; Axis Capital Holdings Limited; Cincinnati Financial Corporation; Everest Re Group, Ltd.; Fidelity National Financial, Inc.; Genworth Financial, Inc.; The Hanover Insurance Group, Inc.; Kemper Corporation; Mercury General Corporation; Old Republic International Corp.; and W.R. Berkley Corporation, each of which are in the insurance industry. The compensation committee of the Company utilizes the compensation practices of these companies as benchmarks in setting the compensation of its executive officers.

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

RISKS AND UNCERTAINTIES EXIST THAT MAY CAUSE RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE THE ANTICIPATED RESULTS TO DIFFER FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS INCLUDE THE FACTORS SET FORTH ON PAGES 4-5 OF THIS ANNUAL REPORT. THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

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

Reportable Segments

The Company consists of the following reportable segments:

•
The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant data and records; provides appraisals and other valuation-related products and services; provides lien release, document custodial and default-related products and services; provides warehouse lending services; subservices mortgage loans; and provides banking, trust and wealth management services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories. The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, New Zealand, South Korea and various other established and emerging markets.
•
The Company’s specialty insurance segment sells home warranty products including residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period. This business currently operates in 35 states and the District of Columbia.

The Company's property and casualty insurance business, which is in the final stages of its wind-down.

•
The Company’s corporate segment includes its investments in venture-stage companies, certain financing facilities and corporate services that support the Company’s business operations.

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

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 70% to 80% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. In uncertain economic times an even larger change is more likely. As examples, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $158 million, and if expected ultimate losses for those same years were to fluctuate by 100 basis points, the resulting impact would be $316 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

The Company provides for claims losses relating to its home warranty business based on the average cost per claim and historical loss experience as applied to the total of current claims incurred. The average cost per home warranty claim is calculated using the average of the most recent 12 months of claims experience adjusted for estimated future increases in costs.

A summary of the Company’s loss reserves is as follows:

	December 31,
	2022		2021
	(dollars in millions)
Known title claims	$62	4.7%	$67	5.2%
IBNR title claims	1,207	91.1%	1,143	89.0%
Total title claims	1,269	95.8%	1,210	94.2%
Non-title claims	56	4.2%	74	5.8%
Total loss reserves	$1,325	100.0%	$1,284	100.0%

Activity in the reserve for known title claims is summarized as follows:

	December 31,
	2022	2021	2020
	(in millions)
Balance at beginning of year	$67	$64	$83
Provision transferred from IBNR title claims related to:
Current year	29	31	20
Prior years	144	126	125
	173	157	145
Payments, net of recoveries, related to:
Current year	26	28	18
Prior years	151	126	146
	177	154	164
Other	(1)	—	—
Balance at end of year	$62	$67	$64

Activity in the reserve for IBNR title claims is summarized as follows:

	December 31,
	2022	2021	2020
	(in millions)
Balance at beginning of year	$1,143	$1,026	$904
Provision related to:
Current year	248	275	237
Prior years	—	—	26
	248	275	263
Provision transferred to known title claims related to:
Current year	29	31	20
Prior years	144	126	125
	173	157	145
Other	(11)	(1)	4
Balance at end of year	$1,207	$1,143	$1,026

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for 2022 and 2021, and 5.0% for 2020. The current year loss rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.

The provision in 2022 related to current year decreased by $27 million, or 9.8%, from 2021 as a result of decreases in title premiums and escrow fees in 2022 from 2021. The provision in 2021 related to current year increased by $38 million, or 16.0%, from 2020 as a result of increases in title premiums and escrow fees in 2021 from 2020.

For further discussion of title provision recorded in 2022, 2021 and 2020, see Results of Operations, page 34.

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

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2022, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

The Company chose to perform qualitative assessments for its title insurance and home warranty reporting units for 2022 and 2021, and performed quantitative impairment tests for 2020. The results of the Company’s qualitative assessments in 2022 and 2021 supported the conclusion that the reporting unit fair values were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary. Based on the results of the quantitative tests in 2020, the Company determined that the fair values for both reporting units exceeded their carrying amounts and no additional analysis was required. As a result of the Company’s annual goodwill impairment assessments for the title insurance and home warranty reporting units, the Company did not record any goodwill impairment losses related to either reporting unit for 2022, 2021 or 2020.

Income taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance is established when it is considered more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes the effect of income tax positions only if sustaining those positions is considered more likely than not. Changes in recognition or measurement of uncertain tax positions are reflected in the period in which a change in judgment occurs. The Company recognizes interest and penalties, related to uncertain tax positions in income tax expense.

Pending Accounting Pronouncements

See Note 1 Basis of Presentation and Significant Accounting Policies to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of Part II of this report.

Results of Operations

Overview

	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
				$ Change	% Change	$ Change	% Change
	(dollars in millions)
Revenues by Segment
Title insurance and services	$7,547	$8,320	$6,535	$(773)	(9.3)	$1,785	27.3
Specialty insurance	437	541	532	(104)	(19.2)	9	1.7
Corporate and eliminations	(379)	360	19	(739)	(205.3)	341	NM1
	$7,605	$9,221	$7,086	$(1,616)	(17.5)	$2,135	30.1

(1)
Not meaningful

A substantial portion of the revenues for the Company’s title insurance and services segment result from sales of, and refinancings of loans on, residential and commercial real estate. In the Company’s specialty insurance segment, revenues associated with the initial year of coverage in the home warranty operations are impacted by volatility in residential purchase transactions. Traditionally, the greatest volume of real estate activity, particularly residential purchase activity, has occurred in the spring and summer months. However, changes in interest rates, as well as other changes in general economic conditions in the United States and abroad, can cause fluctuations in the traditional pattern of real estate activity.

The Company’s total revenues for 2022 were $7.6 billion, which reflected a decrease of $1.6 billion, or 17.5%, when compared with $9.2 billion for 2021. This decrease was primarily attributable to decreases in direct premiums and escrow fees of $513 million, or 14.3%, agent premiums of $209 million, or 5.6%, and information and other revenue of $67 million, or 5.5%. The Company’s total revenues for 2022 also included $516 million of net investment losses compared to $436 million of net investment gains for the prior year. The decrease in direct premiums and escrow fees attributable to the title insurance and services segment was $437 million, or 14.1%. Direct premiums and escrow fees in the title insurance and services segment from domestic residential refinance transactions and residential purchase transactions decreased $340 million, or 63.6% and $115 million, or 9.0%, respectively, in 2022 when compared to 2021. Direct premiums and escrow fees from domestic commercial transactions in the title insurance and services segment increased $16 million, or 1.6%, in 2022 when compared to 2021. Direct premiums and escrow fees in the title insurance and services segment from domestic commercial and residential purchase transactions increased $388 million, or 60.8%, and $235 million, or 22.5%, respectively, in 2021 when compared to 2020. Direct premiums and escrow fees in the title insurance and services segment from residential refinance transactions decreased $107 million, or 16.7%, in 2021 when compared to 2020.

According to the Mortgage Bankers Association’s January 19, 2023 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 49.4% in 2022 when compared with 2021. According to the MBA Forecast, the dollar amount of purchase originations decreased 15.3% and refinance originations decreased 74.1%. This volume of domestic residential mortgage origination activity contributed to decreases in direct premiums and escrow fees for the Company’s direct title operations of 9.0% from domestic residential purchase transactions and 63.6% from domestic refinance transactions in 2022 when compared to 2021.

During 2022, the level of domestic title orders opened per day by the Company’s direct title operations decreased by 30.0% when compared to 2021. Also, during 2022, residential refinance opened orders per day, residential purchase opened orders per day and commercial opened orders per day decreased by 65.3%, 18.9%, and 8.8% when compared to 2021.

The Company recorded net investment losses of $516 million in 2022, which included unrealized losses of $329 million related to the Company’s venture investment portfolio. Investments within the Company’s venture portfolio are expected from time to time to cause material fluctuations in the Company’s results of operations due to the recognition of gains or losses in connection with observable price changes, such as from liquidity events, equity sales, price changes in investments that trade publicly, or from impairment charges, which changes can be volatile.

Title Insurance and Services

	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
				$ Change	% Change	$ Change	% Change
	(dollars in millions)
Revenues
Direct premiums and escrow fees	$2,663	$3,100	$2,490	$(437)	(14.1)	$610	24.5
Agent premiums	3,548	3,757	2,759	(209)	(5.6)	998	36.2
Information and other	1,127	1,203	1,001	(76)	(6.3)	202	20.2
Net investment income	359	188	199	171	91.0	(11)	(5.5)
Net investment (losses) gains	(150)	72	86	(222)	(308.3)	(14)	(16.3)
	7,547	8,320	6,535	(773)	(9.3)	1,785	27.3
Expenses
Personnel costs	2,273	2,235	1,834	38	1.7	401	21.9
Premiums retained by agents	2,830	2,987	2,184	(157)	(5.3)	803	36.8
Other operating expenses	1,155	1,198	1,000	(43)	(3.6)	198	19.8
Provision for policy losses and other claims	248	275	263	(27)	(9.8)	12	4.6
Depreciation and amortization	162	152	141	10	6.6	11	7.8
Premium taxes	87	94	70	(7)	(7.4)	24	34.3
Interest	34	21	17	13	61.9	4	23.5
	6,789	6,962	5,509	(173)	(2.5)	1,453	26.4
Income before income taxes	$758	$1,358	$1,026	$(600)	(44.2)	$332	32.4
Pretax margin	10.0%	16.3%	15.7%	(6.3)%	(38.7)	0.6%	3.8

Direct premiums and escrow fees decreased $437 million, or 14.1%, in 2022 from 2021 and increased $610 million, or 24.5%, in 2021 from 2020. The decrease in direct premiums and escrow fees in 2022 from 2021 was primarily due to reductions in the number of domestic title orders closed by the Company’s direct title operations, partially offset increases in domestic average revenues per order. The increase in direct premiums and escrow fees in 2021 from 2020 was primarily due to an increase in the average domestic revenues per order closed. The domestic average revenues per order closed were $3,498, $2,718 and $2,232 for 2022, 2021 and 2020, respectively. The 28.7% increase in average revenues per order closed in 2022 from 2021 was primarily due to a shift in mix from lower premium residential refinance transactions to higher premium commercial transactions, home price appreciation and, to a lesser extent, higher average revenues per order from residential purchase transactions due primarily to recent acquisitions of escrow companies, which have contributed escrow revenue to the numerator when determining average revenues per order without a corresponding title order included in the denominator. The 21.8% increase in average revenues per order closed in 2021 from 2020 was primarily due to higher average revenues per order from commercial transactions, higher average revenues per order from residential purchase products due to higher residential real estate values and, to a lesser extent, a shift in the mix of direct revenues generated from higher premium commercial products from lower premium residential refinance products. The Company’s direct title operations closed 695,900, 1,050,700 and 1,043,800 domestic title orders during 2022, 2021 and 2020, respectively. The 33.8% decrease in orders closed in 2022 from 2021 and the 0.7% increase in orders closed in 2021 from 2020 were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums decreased $209 million, or 5.6%, in 2022 from 2021 and increased $998 million, or 36.2%, in 2021 from 2020. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, full year agent premiums typically reflect mortgage origination activity from the fourth quarter of the prior year through the third quarter of the current year. The decrease in agent premiums in 2022 from 2021 was generally consistent with the 1.3% decrease in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2022 as compared with the twelve months ended September 30, 2021. The increase in agent premiums in 2021 from 2020 was generally consistent with the 28.9% increase in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2021 as compared with the twelve months ended September 30, 2020.

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

Information and other revenues decreased $76 million, or 6.3%, in 2022 from 2021 and increased $202 million, or 20.2%, in 2021 from 2020. Excluding the $142 million impact from recent acquisitions for the year ended December 31, 2022, information and other revenues decreased $218 million, or 18.2% in 2022 compared to 2021. The decrease in information and other revenues in 2022 from 2021, adjusted for the impact of recent acquisitions, was primarily due to decreased demand for the Company’s information products, post-close services and document generation services. The increase in information and other revenues in 2021 from 2020 was primarily attributable to strength in the purchase and commercial markets that led to higher demand for the Company’s information products, the impact of acquisitions totaling $35 million for 2021, an increase in demand for the Company’s post-close services and an increase in demand for the Company’s default information products as a result of an increase in loss mitigation activities.

Net investment income increased $171 million, or 91.0%, in 2022 from 2021 and decreased $11 million, or 5.5%, in 2021 from 2020. The increase in 2022 from 2021 was primarily attributable to higher short-term interest rates in the Company’s investment portfolio and escrow, like-kind exchange and subservicing deposits. The decrease in 2021 from 2020 was primarily attributable to lower short-term interest rates which drove lower income from the Company’s cash balances, escrow balances, and tax-deferred property exchange business, partially offset by increases in interest income from the Company’s warehouse lending business and investment portfolio due to higher balances.

Net investment losses of $150 million for 2022 were primarily attributable to losses recognized on sales of debt securities and changes in the fair values of marketable equity securities, partially offset by a $52 million gain realized on the sale of an investment in a title insurance business. Net investment gains were $72 million for 2021 and were primarily from increases in the fair values of marketable equity securities totaling $57 million and from sales of debt securities totaling $15 million. Net investment gains totaled $86 million for 2020 and were primarily from increases in the fair values of marketable equity securities of $39 million and gains from the sales of debt securities. Net investment gains for 2020 also included gains recognized on certain non-marketable equity securities.

Direct operations in the title insurance and services segment are labor intensive; accordingly, a major expense component is personnel costs. Labor costs are driven by two primary considerations: the need to optimize staffing levels to match the level of corresponding or anticipated new orders and the need to provide quality service. The Company continues to closely monitor order volumes and related staffing levels and adjusts staffing levels as considered necessary. The Company’s direct title operations opened 895,500, 1,275,000 and 1,470,900 domestic title orders in 2022, 2021 and 2020, respectively, representing a decrease of 29.8% in 2022 from 2021 and 13.3% in 2021 from 2020.

Personnel costs increased $38 million, or 1.7%, in 2022 from 2021 and $401 million, or 21.9%, in 2021 from 2020. Excluding the $205 million impact from recent acquisitions for year ended December 31, 2022, personnel expenses decreased $167 million, or 7.5% in 2022 compared to 2021. The decrease in 2022, adjusted for the impact of recent acquisitions, was due to lower incentive compensation resulting from lower revenue and profitability, lower expense related to the Company’s 401(k) savings plan match and lower overtime expense, partially offset by higher severance expense. The increase in personnel costs in 2021 from 2020 was primarily attributable to higher incentive compensation, salaries, employee benefits including 401(k) savings plan match, and payroll taxes resulting from the higher headcount and costs associated with the increase in revenues and profitability. Personnel costs included severance expenses of $35 million, $5 million, and $6 million for 2022, 2021, and 2020, respectively.

A summary of premiums retained by agents and agent premiums is as follows:

	2022	2021	2020
	(dollars in millions)
Premiums retained by agents	$2,830	$2,987	$2,184
Agent premiums	$3,548	$3,757	$2,759
% retained by agents	79.8%	79.5%	79.2%

The premium split between underwriter and agents is in accordance with the respective agency contracts and can vary from region to region due to divergences in real estate closing practices and state regulations. As a result, the percentage of title premiums retained by agents can vary due to the geographic mix of revenues from agency operations. The changes in the percentage of title premiums retained by agents in 2022 from 2021 and in 2021 from 2020 were primarily due to changes in the geographic mix of agency revenues.

Other operating expenses decreased $43 million, or 3.6%, in 2022 from 2021 and increased $198 million, or 19.8%, in 2021 from 2020. Excluding the $80 million impact from recent acquisitions for the year ended December 31, 2022, other operating expenses decreased $123 million, or 10.3% in 2022 compared to 2021. The decrease in 2022, adjusted for the impact of recent acquisitions, was due to lower production expense due to lower transaction volumes, partially offset by higher software expense. The increase in 2021 from 2020 was primarily attributable to higher production related costs due to higher transaction volumes in the Company’s commercial, default and international businesses, higher software expense and higher professional services.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for 2022 and 2021, and 5.0% for 2020.

The current year rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in loss reserve estimates for prior policy years.

As of December 31, 2022, the IBNR claims reserve for the title insurance and services segment was $1.2 billion, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $995 million to $1.2 billion. The range limits are $212 million below and $36 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

The 2021 rate of 4.0% reflected the ultimate loss rate for policy year 2021 and no change in loss reserve estimates for prior policy years.

The 2020 rate of 5.0% reflected the ultimate loss rate of 4.5% for policy year 2020 and a net increase in loss reserve estimates for prior policy years of 0.5%, or $26 million.

Depreciation and amortization expense increased $10 million, or 6.6%, in 2022 from 2021 and $11 million, or 7.8%, in 2021 from 2020. The increase in depreciation and amortization expense in 2022 from 2021 was primarily attributable to higher amortization of software and intangible assets related to recent acquisitions. The increase in depreciation and amortization expense in 2021 from 2020 was primarily attributable to higher amortization of software and other intangible assets related to acquisitions.

Insurers generally are not subject to state income or franchise taxes. However, in lieu thereof, a premium tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. The Company’s noninsurance subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company’s total tax burden at the state level for the title insurance and services segment is composed of a combination of premium taxes and state income taxes. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4%, 1.4% and 1.3% for 2022, 2021 and 2020, respectively.

Interest expense increased $13 million, or 61.9%, in 2022 from 2021 and $4 million, or 23.5%, in 2021 from 2020. The increase in 2022 from 2021 was primarily attributable to higher deposit balances at the Company's banking operations. The increase in 2021 from 2020 was primarily attributable to an increase in interest paid on secured financings payable due to higher average balances outstanding.

Pretax margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to the relatively high proportion of fixed costs in the title insurance business, pretax margins generally improve as closed order volumes increase. Pretax margins are also impacted by (1) net investment income and net investment gains and losses, which may not move in the same direction as closed order volumes, (2) the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity and (3) the percentage of title insurance premiums generated by agency operations as margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The title insurance and services segment recorded pretax margins of 10.0%, 16.3% and 15.7% for 2022, 2021 and 2020, respectively.

Specialty Insurance

	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
				$ Change	% Change	$ Change	% Change
	(dollars in millions)
Revenues
Direct premiums	$422	$498	$498	$(76)	(15.3)	$—	—
Information and other	22	13	13	9	69.2	—	—
Net investment income	6	7	9	(1)	(14.3)	(2)	(22.2)
Net investment (losses) gains	(13)	23	12	(36)	(156.5)	11	91.7
	437	541	532	(104)	(19.2)	9	1.7
Expenses
Personnel costs	81	90	86	(9)	(10.0)	4	4.7
Other operating expenses	82	89	83	(7)	(7.9)	6	7.2
Provision for policy losses and other claims	238	314	317	(76)	(24.2)	(3)	(0.9)
Depreciation and amortization	5	6	8	(1)	(16.7)	(2)	(25.0)
Impairment losses on exit of business	—	—	55	—	—	(55)	(100.0)
Premium taxes	4	6	8	(2)	(33.3)	(2)	(25.0)
	410	505	557	(95)	(18.8)	(52)	(9.3)
Income (loss) before income taxes	$27	$36	$(25)	$(9)	(25.0)	$61	244.0
Pretax margin	6.2%	6.7%	(4.7)%	(0.5)%	(7.5)	11.4%	242.6

Direct premiums decreased $76 million, or 15.3% in 2022 compared to 2021 and were flat in 2021 compared to 2020. The decrease in 2022 from 2021 was primarily due to a reduction in direct premiums in the property and casualty insurance business of $89 million, reflecting the Company’s wind-down of the business. Direct premiums in the home warranty business increased $13 million in 2022 from 2021 and was primarily driven by an increase in the average price charged per contract, increases in renewals within the direct-to-consumer channel and from a shift in expected claims experience resulting from a return to pre-pandemic levels. Direct premiums in the home warranty business increased by $29 million, or 7.7%, in 2021 from 2020 driven by an increase in the number of home warranty residential service contracts issued and an increase in the average price charged per contract, which was offset by a $29 million decline in direct premiums in the property and casualty insurance business.

Net investment losses were $13 million for 2022 primarily due to losses recognized on sales of debt securities and from decreases in the fair values of marketable equity securities. Net investment gains were $23 million for 2021 and were primarily from the sale of the Company’s property and casualty insurance agency operations and from sales of debt and equity securities. Net investment gains were $12 million for 2020 and were primarily from increases in the fair values of marketable equity securities of $7 million and also from the sale of real estate.

Personnel costs and other operating expenses decreased $16 million, or 8.9%, in 2022 from 2021 and increased $10 million, or 5.9%, in 2021 from 2020. The decrease in 2022 from 2021 was primarily attributable to decreases in deferred policy costs and lower agent commission expense in the property and casualty insurance business, incentive compensation, software expense, lower expense related to the Company’s 401(k) savings plan match and salary expense, partially offset by higher advertising expense in the home warranty business. The increase in 2021 from 2020 was primarily attributable to an increase in deferred policy acquisition costs in the property and casualty insurance business, higher offshore vendor expense due to higher volumes in the home warranty business, higher incentive compensation, higher employee benefits expense due to an increase in the Company’s 401(k) saving plan match and higher advertising expense, offset by lower agent commissions.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 51.3% in 2022, 54.5% in 2021 and 53.0% in 2020. The decrease in the claims rate in 2022 from 2021 was primarily attributable to lower claims frequency, partially offset by higher claims severity. The increase in the claims rate in 2021 from 2020 was primarily attributable to higher claims severity driven by increases in the costs of equipment, parts and the use of out of network contractors.

The Company's property and casualty business was in the final stages of its wind-down in 2022.

The property and casualty insurance business recorded revenues of $18 million, $119 million and $138 million for 2022, 2021, and 2020, respectively. Losses before income taxes for 2022 and 2020 were $18 million and $86 million, respectively. Loss before income taxes for 2021, which was partially offset by a gain of $12 million from the sale of the agency operations during 2021, was $17 million.

Premium taxes, expressed as a percentage of specialty insurance direct premiums, were 0.9% in 2022, 1.2% in 2021 and 1.6% in 2020.

A large part of the revenues for the specialty insurance segment are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of policy losses, the majority of the expenses for this segment are variable in nature and, therefore, generally fluctuate with revenue. Accordingly, pretax margins (before policy losses) are relatively constant, although as a result of some fixed expenses, profit margins (before policy losses) should nominally improve as premium revenues increase. Pretax margins are also impacted by net investment income and net investment gains and losses, which may not move in the same direction as premium revenues. The specialty insurance segment recorded pretax margins for 2022 and 2021 of 6.2% and 6.7%, respectively, and, for 2020, recorded a pretax margin loss of (4.7)%.

Corporate

	2022	2021	2020	2022 vs. 2021		2021 vs. 2020
				$ Change	% Change	$ Change	% Change
	(dollars in millions)
Revenues
Net investment (losses) income	$(23)	$21	$14	$(44)	(209.5)	$7	50.0
Net investment (losses) gains	(353)	341	7	(694)	(203.5)	334	NM1
	(376)	362	21	(738)	(203.9)	341	NM1
Expenses
Personnel costs	(14)	25	21	(39)	(156.0)	4	19.0
Other operating expenses	36	37	37	(1)	(2.7)	—	—
Interest	61	52	41	9	17.3	11	26.8
	83	114	99	(31)	(27.2)	15	15.2
(Loss) income before income taxes	$(459)	$248	$(78)	$(707)	(285.1)	$326	417.9

(1)
Not meaningful

Net investment losses totaled $23 million in 2022, and net investment income totaled $21 million and $14 million in 2021 and 2020, respectively. The changes in net investment income for all three years were primarily attributable to fluctuations in earnings and losses on investments associated with the Company’s deferred compensation plan.

Net investment losses of $353 million for 2022 were primarily attributable to impairment charges of $140 million related to venture portfolio investments and $191 million in unrealized losses related to the Company’s investment in Offerpad Solutions Inc. (“Offerpad”). Net investment gains of $341 million for 2021 included unrealized gains of $210 million related to venture portfolio investments and unrealized gains of $121 million resulting from an increase in fair value of the company’s investment in Offerpad. Net investment gains totaled $7 million for 2020 and were primarily from the sale of real estate.

Personnel costs and other operating expenses were $22 million, $62 million and $58 million in 2022, 2021 and 2020, respectively. The decrease in 2022 when compared to 2021 was primarily attributable to lower expenses, which reflects lower returns on participant investments within the Company’s deferred compensation plan. The increase in 2021 when compared to 2020 was primarily attributable to higher expenses reflecting higher returns on participant investments within the Company’s deferred compensation plans.

Interest expense increased $9 million, or 17.3%, in 2022 from 2021 and $11 million, or 26.8%, in 2021 from 2020. The increases in 2022 and 2021 were due to the additional interest accrued on the $650 million of 2.4% senior unsecured notes issued by the Company in August 2021 and the increase in 2021 was also due to the $450 million of 4.00% senior unsecured notes issued by the Company in May 2020.

Eliminations

The Company’s inter-segment eliminations were not material for 2022, 2021 and 2020.

Income Taxes

The Company's actual income tax expense differs from the expense computed by applying the federal income tax rate of 21% for 2022, 2021 and 2020. A reconciliation of these differences is as follows:

	Year ended December 31,
	2022		2021		2020
	(dollars in millions)
Taxes calculated at federal rate	$68	21.0%	$345	21.0%	$194	21.0%
State taxes, net of federal benefit	(5)	(1.5)	48	2.9	22	2.4
Change in liability for tax positions	(1)	(0.3)	—	—	—	—
Foreign income taxed at different rates	2	0.6	1	0.1	5	0.6
Unremitted foreign earnings	—	—	1	0.1	(2)	(0.2)
Other items, net	(3)	(1.1)	(2)	(0.2)	4	0.3
	$61	18.7%	$393	23.9%	$223	24.1%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 18.7% for 2022, 23.9% for 2021 and 24.1% for 2020. The differences in the effective tax rates year over year are typically due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contributions to pretax income and changes in the ratio of permanent differences to income before income taxes. The effective tax rate for 2022 also reflects the recognition of losses and impairments on equity securities and benefits from the resolution of state tax matters from prior years. The effective tax rates for 2021 and 2020 also reflect benefits related to foreign tax law changes and, for 2020, also reflects the impairment of nondeductible goodwill related to the Company’s wind-down of its property and casualty insurance business.

Net Income and Net Income Attributable to the Company

Net income and per share information are summarized as follows:

	Year ended December 31,
	2022	2021	2020
	(in millions, except per share amounts)
Net income attributable to the Company	$263	$1,241	$696
Net income per share attributable to the Company’s stockholders (1):
Basic	$2.46	$11.18	$6.18
Diluted	$2.45	$11.14	$6.16
Weighted-average common shares outstanding:
Basic	107.0	111.0	112.7
Diluted	107.3	111.4	113.0

(1)
Net income per share may not recalculate due to rounding.

See Note 15 Earnings Per Share to the consolidated financial statements for further discussion of earnings per share.

Liquidity and Capital Resources

Cash requirements. The Company generates cash primarily from sales of its products and services and from investment income. The Company’s current cash requirements include operating expenses, taxes, payments of principal and interest on its debt, capital expenditures, dividends on its common stock, and may include business acquisitions, investments in private companies (primarily those in the venture-stage) and repurchases of its common stock. Management forecasts the cash needs of the holding company and its primary subsidiaries and regularly reviews their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts. Based on the Company’s ability to generate cash flows from operations, its liquid-asset position and amounts available on its revolving credit facility, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and obligations for at least the next twelve months.

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

Cash provided by operating activities totaled $780 million, $1.2 billion and $1.1 billion for 2022, 2021 and 2020, respectively, after claim payments, net of recoveries, of $434 million, $482 million and $471 million, respectively. The principal nonoperating uses of cash and cash equivalents for 2022, 2021 and 2020 were advances and repayments under secured financing agreements, purchases of debt and equity securities, repurchases of company shares, acquisitions, capital expenditures and dividends to common stockholders. The most significant nonoperating sources of cash and cash equivalents for 2022, 2021 and 2020 were borrowings and collections under secured financing agreements, proceeds from the sales and maturities of debt and equity securities, and for 2021 and 2020, proceeds from issuance of unsecured senior notes. In addition, the increase in deposits at the Company’s banking operations for 2022 and 2021 also reflected a nonoperating source of cash and cash equivalents. The net effect of all activities on total cash and cash equivalents were decreases of $4 million, $47 million and $211 million for 2022, 2021 and 2020, respectively.

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

In June 2022, the Company’s board of directors approved a new share repurchase plan and terminated its prior share repurchase plan. The Company’s new share repurchase plan authorizes the repurchase of up to $400 million of the Company’s common stock, of which $287 million remained as of December 31, 2022. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2022, the Company repurchased and retired, under both the Company’s prior authorization and the current authorization, 7.5 million shares of its common stock for a total purchase price of $441 million and, as of December 31, 2022, had cumulatively repurchased and retired 10.4 million shares of its common stock for a total purchase price of $598 million.

During the year ended December 31, 2022, the Company completed acquisitions for an aggregate purchase price of $311 million in cash.

Holding company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amounts of dividends, loans and advances available to the holding company are limited, principally for the protection of policyholders. As of December 31, 2022, under such regulations, the maximum amounts available to the holding company from its insurance subsidiaries in 2023, without prior approval from applicable regulators, were dividends of $689 million and loans and advances of $113 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of December 31, 2022, the holding company’s sources of liquidity included $597 million of cash and cash equivalents and $700 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

On February 1, 2023, the Company repaid its $250 million 4.30% senior unsecured notes, upon maturity, through available cash at the holding company.

Financing. The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement, which is comprised of a $700 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350 million. Unless terminated earlier, the credit agreement will terminate on April 30, 2024. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes. At December 31, 2022, the Company had no outstanding borrowings under the facility.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2022, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements. The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•
FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions. At December 31, 2022, outstanding borrowings under these facilities totaled $366 million.
•
First American Trust, FSB (“FA Trust”), a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and federal funds lines of credit with certain correspondent institutions. In addition, FA Trust is a party to master repurchase agreements under which securities may be loaned or sold. At December 31, 2022, no amounts were outstanding under any of these facilities.

•
First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At December 31, 2022, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 30.0% and 27.4% at December 31, 2022 and 2021, respectively. The Company’s adjusted debt to capitalization ratios, excluding secured financings payable of $366 million and $538 million and accumulated other comprehensive loss of $868 million and $92 million at December 31, 2022 and 2021, were 22.9% and 21.9%, respectively.

Investment portfolio. The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of December 31, 2022, 97% of the Company’s investment portfolio consisted of debt securities, of which 67% were either United States government-backed or rated AAA and 98% were either rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s debt securities portfolio at December 31, 2022, see Note 3 Debt Securities to the consolidated financial statements.

In addition to its debt and marketable equity securities portfolio, the Company maintains investments in non-marketable equity securities and securities accounted for under the equity method. For further information on the Company’s equity securities, see Note 4 Equity Securities to the consolidated financial statements.

Capital expenditures. Capital expenditures, which are primarily related to software development costs and purchases of property and equipment and software licenses, totaled $275 million, $172 million and $121 million for 2022, 2021 and 2020, respectively.

Off-balance sheet arrangements. The Company administers escrow deposits and trust assets as a service to its direct customers. Escrow deposits totaled $10.0 billion and $10.8 billion at December 31, 2022 and 2021, respectively, of which $4.6 billion and $4.8 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions.

Trust assets held or managed by FA Trust totaled $4.1 billion and $4.6 billion at December 31, 2022 and 2021, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.8 billion and $6.0 billion at December 31, 2022 and 2021, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $1.1 billion at December 31, 2022, of which $0.7 billion were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits totaled $0.4 billion at December 31, 2021, all of which were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

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

The Company’s exposure to interest rate changes primarily results from the Company’s significant portfolio of debt securities, which includes a high proportion of fixed-income securities, and from its financing activities. In general, the fair value of a fixed-income security increases or decreases inversely with a change in market interest rates. The Company also considers its investments in preferred stock to be exposed to interest rate risk. The fair values of the Company’s debt securities portfolio at December 31, 2022 and 2021 were $8.2 billion and $9.4 billion, respectively. One means of assessing the exposure of the Company’s debt securities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical parallel and instantaneous shift in interest rates across all maturities. Under this model, with all other factors held constant, the Company estimates that increases in interest rates of 100 and 200 basis points could cause the fair value of its debt securities portfolio (including investments in preferred stock) at December 31, 2022 to decrease by approximately $392 million, or 4.8%, and $782 million, or 9.6%, respectively, and at December 31, 2021 to decrease by approximately $387 million, or 4.1%, and $817 million, or 8.7%.

With respect to adjustable-rate debt, the Company is primarily exposed to the effects of changes in prevailing interest rates through its variable-rate credit facility and its interest bearing escrow deposit liabilities. As of December 31, 2022 and 2021, the Company had no outstanding borrowings under the facility. Assuming the full utilization of available funds under the facility of $700 million at December 31, 2021 and 2020, and assuming that the borrowings were outstanding for the entire year, increases of 50 and 100 basis points in the prevailing interest rate on the Company’s credit facility would result in increases in interest expense of $4 million and $7 million for 2022 and 2021.

The Company’s interest bearing escrow and mortgage subservicing deposit liabilities totaled $3.3 billion and $2.8 billion at December 31, 2022 and 2021, respectively. These variable-rate customer savings accounts are subject to market rate fluctuations. The weighted-average interest rates were 0.50% and 0.10% for 2022 and 2021, respectively. Assuming increases in interest rates of 25 and 50 basis points and that the deposit amounts at December 31, 2022 and 2021 were held constant for the entire year, interest expense for 2022 would be higher by $8 million and $16 million, respectively, and 2021 would be higher by $7 million and $14 million, respectively.

Equity Price Risk

The Company is also subject to equity price risk related to its marketable equity securities portfolio. The fair value of the Company’s marketable equity securities portfolio (excluding preferred stock of $11 million and $17 million) was $269 million and $640 million as of December 31, 2022 and 2021, respectively. Assuming broad-based declines in equity market prices of 10% and 20%, with all other factors held constant, the fair value of the Company’s marketable equity securities portfolio at December 31, 2022 could decrease by $27 million and $54 million, respectively, and at December 31, 2021 could decrease by $64 million and $128 million, respectively.

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

The Company’s debt securities portfolio maintains an average credit quality rating of AA. For further information on the credit quality of the Company’s debt securities portfolio at December 31, 2022, see Note 3 Debt Securities to the consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First American Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First American Financial Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of the Incurred But Not Reported Loss Reserve - Title Claims

As described in Notes 1 and 11 to the consolidated financial statements, as of December 31, 2022, approximately $1.207 billion of the Company’s reserve for known and incurred but not reported claims represented the incurred but not reported (“IBNR”) loss reserve balance for the title insurance and services segment. Management provides for title insurance losses through a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a loss provision rate to total title insurance premiums and escrow fees. Management estimates the loss provision rate at the beginning of each year and reassesses the rate quarterly, which involves an evaluation of the results of an in-house actuarial review. The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and loss development factors. For recent policy years at early stages of development (generally the last three years), IBNR is generally estimated using a combination of expected loss rate and multiplicative loss development factor calculations. For more mature policy years, IBNR generally is estimated using multiplicative loss development factor calculations. Current economic and business trends are also reviewed and used in the reserve analysis. These include conditions in the real estate and mortgage markets, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience.

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

February 14, 2023

We have served as the Company’s auditor since 2009.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in millions, except for par values)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$1,224	$1,228
Accounts and accrued income receivable, less allowances of $21 and $14	367	441
Income taxes receivable	22	11
Investments:
Deposits with banks	63	58
Debt securities (amortized cost of $9,170 and $9,317; pledged of $86 and $91)	8,170	9,362
Equity securities	754	1,176
	8,987	10,596
Secured financings receivable	423	565
Property and equipment, net	637	506
Operating lease assets	248	249
Title plants and other indexes	640	587
Deferred income taxes	54	14
Goodwill	1,798	1,588
Other intangible assets, net	194	218
Other assets	361	448
	$14,955	$16,451
LIABILITIES AND EQUITY
Deposits	$5,520	$5,069
Accounts payable and accrued liabilities:
Accounts payable	51	87
Personnel costs	299	376
Pension costs and other retirement plans	381	494
Other	184	305
	915	1,262
Deferred revenue	197	224
Reserve for known and incurred but not reported claims	1,325	1,284
Income taxes payable	10	24
Deferred income taxes	19	345
Operating lease liabilities	269	274
Secured financings payable	366	538
Notes and contracts payable	1,646	1,648
	10,267	10,668
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares;
Outstanding—103.2 shares and 109.7 shares	—	—
Additional paid-in capital	1,812	2,179
Retained earnings	3,721	3,680
Accumulated other comprehensive loss	(868)	(92)
Total stockholders’ equity	4,665	5,767
Noncontrolling interests	23	16
Total equity	4,688	5,783
	$14,955	$16,451

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Direct premiums and escrow fees	$3,085	$3,598	$2,988
Agent premiums	3,548	3,757	2,759
Information and other	1,148	1,215	1,013
Net investment income	340	215	221
Net investment (losses) gains (realized of $(85), $20, $15)	(516)	436	105
	7,605	9,221	7,086
Expenses:
Personnel costs	2,340	2,350	1,941
Premiums retained by agents	2,830	2,987	2,184
Other operating expenses	1,272	1,323	1,119
Provision for policy losses and other claims	486	589	580
Depreciation and amortization	167	158	149
Impairment losses on exit of business	—	—	55
Premium taxes	91	100	78
Interest	93	72	57
	7,279	7,579	6,163
Income before income taxes	326	1,642	923
Income taxes	61	393	223
Net income	265	1,249	700
Less: Net income attributable to noncontrolling interests	2	8	4
Net income attributable to the Company	$263	$1,241	$696
Net income per share attributable to the Company’s stockholders:
Basic	$2.46	$11.18	$6.18
Diluted	$2.45	$11.14	$6.16
Cash dividends per share	$2.06	$1.94	$1.78
Weighted-average common shares outstanding:
Basic	107.0	111.0	112.7
Diluted	107.3	111.4	113.0

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2022		2021		2020
Net income	$265		$1,249		$700
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	(781)		(143)		88
Foreign currency translation adjustment	(42)		(1)		14
Pension benefit adjustment	47		12		(21)
Total other comprehensive (loss) income, net of tax	(776)	_	(132)	_	81
Comprehensive (loss) income	(511)		1,117		781
Less: Comprehensive income attributable to noncontrolling interests	2		8		4
Comprehensive (loss) income attributable to the Company	$(513)		$1,109		$777

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2019	112.5	$—	$2,300	$2,161	$(41)	$4,420	$5	$4,425
Net income	—	—	—	696	—	696	4	700
Dividends on common shares	—	—	—	(199)	—	(199)	—	(199)
Repurchases of Company shares	(3.2)	—	(139)	—	—	(139)	—	(139)
Shares issued in connection with share-based compensation	1.1	—	2	(3)	—	(1)	—	(1)
Share-based compensation	—	—	52	—	—	52	—	52
Net activity related to noncontrolling interests	—	—	—	—	—	—	3	3
Other comprehensive income	—	—	—	—	81	81	—	81
Balance at December 31, 2020	110.4	—	2,215	2,655	40	4,910	12	4,922
Net income	—	—	—	1,241	—	1,241	8	1,249
Dividends on common shares	—	—	—	(213)	—	(213)	—	(213)
Repurchases of Company shares	(1.7)	—	(99)	—	—	(99)	—	(99)
Shares issued in connection with share-based compensation	1.0	—	9	(3)	—	6	—	6
Share-based compensation	—	—	54	—	—	54	—	54
Net activity related to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	(132)	(132)	—	(132)
Balance at December 31, 2021	109.7	—	2,179	3,680	(92)	5,767	16	5,783
Net income	—	—	—	263	—	263	2	265
Dividends on common shares	—	—	—	(217)	—	(217)	—	(217)
Repurchases of Company shares	(7.5)	—	(441)	—	—	(441)	—	(441)
Shares issued in connection with share-based compensation	1.0	—	7	(5)	—	2	—	2
Share-based compensation	—	—	67	—	—	67	—	67
Net activity related to noncontrolling interests	—	—	—	—	—	—	5	5
Other comprehensive loss	—	—	—	—	(776)	(776)	—	(776)
Balance at December 31, 2022	103.2	$—	$1,812	$3,721	$(868)	$4,665	$23	$4,688

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$265	$1,249	$700
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	486	589	580
Depreciation and amortization	167	158	149
Impairment losses on exit of business	—	—	55
Amortization of premiums and accretion of discounts on debt securities, net	19	47	39
Net investment losses (gains)	516	(436)	(105)
Share-based compensation	67	54	52
Equity in earnings of affiliates, net	(11)	(7)	(6)
Dividends from equity method investments	11	12	7
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(434)	(482)	(471)
Net change in income tax accounts	(130)	53	29
Decrease (increase) in accounts and accrued income receivable	83	(48)	(53)
(Decrease) increase in accounts payable and accrued liabilities	(266)	115	130
(Decrease) increase in deferred revenue	(28)	(47)	19
Other, net	35	(37)	(40)
Cash provided by operating activities	780	1,220	1,085
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash effect of acquisitions/dispositions	(278)	(187)	(393)
Net (increase) decrease in deposits with banks	(8)	(15)	1
Purchases of debt securities	(2,980)	(6,138)	(2,749)
Proceeds from sales of debt securities	1,753	1,071	759
Proceeds from maturities of debt securities	1,171	1,864	1,630
Purchases of equity securities	(157)	(198)	(194)
Proceeds from sales of equity securities	241	172	103
Net change in other investments	(7)	(12)	(11)
Advances under secured financing agreements	(15,658)	(25,926)	(17,584)
Collections of secured financings receivable	15,778	26,109	17,123
Capital expenditures	(260)	(161)	(114)
Proceeds from sales of property and equipment	7	18	14
Proceeds from insurance settlement	3	10	—
Cash used for investing activities	(395)	(3,393)	(1,415)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	451	1,792	(60)
Borrowings under secured financing agreements	15,533	24,602	15,442
Repayments of secured financings payable	(15,695)	(24,594)	(15,205)
Net proceeds from issuance of unsecured senior notes	—	642	444
Borrowings under unsecured credit facility	—	—	120
Repayments of borrowings under unsecured credit facility	—	—	(280)
Repayments of other notes and contracts payable	(7)	(6)	(6)
Net activity related to noncontrolling interests	(2)	(4)	(3)
Net proceeds (payments) in connection with share-based compensation	2	6	(1)
Repurchases of Company shares	(441)	(99)	(139)
Payments of cash dividends	(217)	(213)	(199)
Cash (used for) provided by financing activities	(376)	2,126	113
Effect of exchange rate changes on cash	(13)	—	6
Net decrease in cash and cash equivalents	(4)	(47)	(211)
Cash and cash equivalents—Beginning of year	1,228	1,275	1,486
Cash and cash equivalents—End of year	$1,224	$1,228	$1,275
SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$87	$64	$54
Premium taxes	$113	$86	$72
Income taxes, less refunds of $2 and $3 in 2022 and 2020, respectively	$189	$339	$193

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation and Significant Accounting Policies:

First American Financial Corporation (the “Company”), through its subsidiaries, is engaged in the business of providing financial services. The Company consists of the following reportable segments:

•
The Company’s title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant data and records; provides appraisals and other valuation-related products and services; provides lien release, document custodial and default-related products and services; provides warehouse lending services; subservices mortgage loans; and provides banking, trust and wealth management services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories. The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, New Zealand, South Korea and various other established and emerging markets.
•
The Company’s specialty insurance segment sells home warranty products including residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period. This business currently operates in 35 states and the District of Columbia.

The Company's property and casualty business was in the final stages of its wind-down in 2022.

•
The Company’s corporate segment includes its investments in venture-stage companies, certain financing facilities and corporate services that support the Company’s business operations.

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

The Company’s policy is to present accrued interest receivable on financial assets measured at amortized cost within accounts and accrued income receivable on the balance sheet. Accrued interest receivable at December 31, 2022 and 2021 totaled $17 million and $2 million, respectively. The Company has elected to not measure an allowance for credit losses for accrued interest receivable and maintains a policy that all receivables ninety days past due are written off to credit loss expense. Accounts are placed on non-accrual status, and accrual of interest is discontinued, when management determines that collectibility of contractual amounts is not reasonably assured. Payments of interest for accounts in non-accrual status are applied under the cost recovery method.

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

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2022, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Expected future cash flows for debt securities are based on qualitative and quantitative factors specific to each security, including the probability of default and the estimated timing and amount of recovery. The detailed inputs used to project expected future cash flows may be different depending on the nature of the individual debt security.

The Company’s policy is to present accrued interest receivable on debt securities within accounts and accrued income receivable on the balance sheet. Accrued interest receivable on debt securities at December 31, 2022 and 2021 totaled $38 million and $34 million, respectively. The Company has elected to not measure an allowance for accrued interest receivable on debt securities and maintains a policy that all receivables ninety days past due are written off to credit loss expense. Debt securities are placed on non-accrual status, and accrual of interest is discontinued, when management determines that collectibility of contractual amounts is not reasonably assured. Interest income is recognized on a cash basis for interest payments received on debt securities in non-accrual status.

The Company maintains investments in debt securities in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits. At December 31, 2022 and 2021, the fair values of such investments totaled $86 million and $91 million, respectively. See Note 2 Statutory Restrictions on Investments and Stockholders’ Equity for additional discussion of the Company’s statutory restrictions.

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

Notes Receivable

Notes receivable are carried at cost, less allowance for credit losses. An allowance for credit losses is established on an individual note based on the Company’s estimate of the net amount expected to be collected. The allowance for credit losses is based upon the Company’s assessment of the borrower’s overall financial condition, resources and payment record; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including the expected future cash flows, estimated fair value of collateral on secured notes, general economic conditions and trends, and other relevant factors, as appropriate. Notes are placed on non-accrual status when management determines that the collectibility of contractual amounts is not reasonably assured. For the year ended December 31, 2022, the Company recorded $28 million in credit losses on notes receivable related to its venture investment portfolio. Notes receivable are included in other assets on the consolidated balance sheets.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Secured financings receivable and payable

The Company’s secured financings receivable are collateralized by mortgage loans on residential real estate. Collections of the receivable balance occur upon sale of the underlying mortgage loan to investors in the secondary market, generally within 30 days and more typically in less than 10 days. No allowance for credit losses has been recorded due to, among other factors, the Company typically identifying investors in the underlying mortgage loans prior to making advances, the short-term nature of these receivables, the majority of the underlying mortgage loans are Qualified Mortgages (QM) and due to the receivable having no history of significant prior credit losses. Interest income is recorded on an accrual basis during the period the principal balance remains outstanding.

Secured financings payable reflect borrowings under secured warehouse lending facilities with several banking institutions. Repayment of the warehouse borrowing occurs upon sale of the mortgage loan to investors as noted above. Interest expense is recorded during the period the borrowing remains outstanding.

Property and equipment

Buildings and furniture and equipment are initially recorded at cost and are generally depreciated using the straight-line method over estimated useful lives ranging from 3 to 40 years and from 3 to 15 years, respectively. Leasehold improvements are initially recorded at cost and are amortized over the lesser of the remaining term of the respective lease or the estimated useful life, using the straight-line method. Computer software developed for internal use and for use with the Company’s products is amortized over estimated useful lives ranging from 1 to 15 years using the straight-line method. Software development and implementation costs, which include certain payroll-related costs of employees directly associated with developing or implementing software and payments to third parties directly associated with developing or implementing software are capitalized during the application development or implementation stage until the software is ready for its intended use.

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

Impairment losses on property and equipment for the years ended December 31, 2022 and 2021 were $1 million and $5 million, respectively. In connection with the Company’s decision in 2020 to exit its property and casualty insurance business, it recognized impairment losses on its capitalized software of $18 million for the year ended December 31, 2020.

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

Management recognizes an impairment loss when the carrying amount of a lease asset is not recoverable and exceeds its fair value. The carrying amount is considered not recoverable if it exceeds the sum of the undiscounted future cash flows that are directly associated with, and that are expected to arise as a result of, the use and eventual disposition of the lease asset. An impairment loss is measured as the amount by which the carrying amount of a lease asset exceeds its fair value. Impairment losses related to the Company’s commercial real estate may occur if the Company ceased use of all, or a portion, of a leased property while a contractual obligation remains. Impairment losses related to commercial real estate leases were $2.6 million and $1.0 million for the years ended December 31, 2022 and 2020, respectively, and were immaterial for the year ended December 31, 2021.

For further information on the Company’s leasing arrangements see Note 7 Leases.

Title plants and other indexes

Title plants are carried at cost, with the costs of daily maintenance (updating) charged to expense as incurred. Because properly maintained title plants have indefinite lives and do not diminish in value with the passage of time, no provision has been made for depreciation or amortization. The Company analyzes its title plants at least annually for impairment. This analysis includes, but is not limited to, the effects of obsolescence, duplication, demand and other economic factors. Capitalized real estate data is initially recorded at cost and is amortized using the straight-line method over a 15 year estimated useful life.

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

The Company chose to perform qualitative assessments for its title insurance and home warranty reporting units for 2022 and 2021, and performed quantitative impairment tests for 2020. The results of the Company’s qualitative assessments in 2022 and 2021 supported the conclusion that the reporting unit fair values were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary. Based on the results of the quantitative tests in 2020, the Company determined that the fair values for both reporting units exceeded their carrying amounts and no additional analysis was required. As a result of the Company’s annual goodwill impairment assessments for the title insurance and home warranty reporting units, the Company did not record any goodwill impairment losses related to either reporting unit for 2022, 2021 or 2020.

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

Premiums on home warranty contracts are generally recognized ratably in proportion to expected claims experience over the duration of the policy or contract, which is typically 12 months.

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

The Company records a contract asset, and recognizes revenue, upon delivery of certain products related to the closing of a real estate transaction where the Company’s right to payment is subject to the closing of the transaction. The Company records a contract liability for payments received in advance of revenue recognition for certain products or services. Contract assets and liabilities were not material at December 31, 2022 and 2021. Revenues recognized during the years ended December 31, 2022, 2021 and 2020 that were included in contract liabilities at the beginning of the respective period were not material.

For information about the Company’s revenues disaggregated by reportable segment see Note 23 Segment Financial Information.

Premium taxes

Title insurance and home warranty companies, like other types of insurers, are generally not subject to state income or franchise taxes. However, in lieu thereof, most states impose a tax based primarily on insurance premiums written. This premium tax is reported as a separate line item in the consolidated statements of income in order to provide a more meaningful disclosure of the taxation of the Company.

Income taxes

The Company accounts for income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company evaluates the need to establish a valuation allowance for deferred tax assets based upon the amount of existing temporary differences, the period in which they are expected to be recovered and expected levels of taxable income. A valuation allowance is established when it is considered more likely than not that some or all of the deferred tax assets will not be realized.

The Company recognizes the effect of income tax positions only if sustaining those positions is considered more likely than not. Changes in recognition or measurement of uncertain tax positions are reflected in the period in which a change in judgment occurs. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense.

Share-based compensation

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized in the Company’s financial statements over the requisite service period of the award using the straight-line method for awards that contain only a service condition and the graded vesting method for awards that contain a performance or market condition. For awards with retirement eligibility provisions, the cost is recognized through the date the employee becomes eligible to retire and is no longer required to provide service to earn the award. The Company accounts for forfeitures as they occur. The Company utilizes a Monte Carlo valuation model to estimate the fair value of its market-based equity-settled performance awards.

The Company’s primary means of providing share-based compensation is through the granting of restricted stock units (“RSUs”). RSUs granted generally have graded vesting features and include a service condition; and for certain key employees and executives, may also include either a performance or market condition. In 2022, the Company began granting performance restricted stock units (“PRSUs”) to certain key employees and executives, which generally contain service and market conditions. RSUs and PRSUs receive dividend equivalents in the form of RSUs/PRSUs having the same vesting requirements as the initial grant.

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

Earnings per share

Basic earnings per share is computed by dividing net income available to the Company’s stockholders by the weighted-average number of common shares outstanding. The computation of diluted earnings per share is similar to the computation of basic earnings per share, except that the weighted-average number of common shares outstanding is increased to include the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Potential dilutive common shares include RSUs and PRSUs.

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

The Company informally funds its nonqualified deferred compensation plan through tax-advantaged investments known as variable universal life insurance. The Company’s deferred compensation plan assets are included as a component of other assets and the Company’s deferred compensation plan liability is included as a component of pension costs and other retirement plans on the consolidated balance sheets. The income or loss earned on the Company’s plan assets is included as a component

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of net investment income and the income or loss earned by the plan participants is included as a component of personnel costs on the consolidated statements of income.

Foreign currency

The Company operates in other countries, including Canada, the United Kingdom, Australia, New Zealand and South Korea. The functional currencies of the Company’s foreign subsidiaries are generally their respective local currencies. The financial statements of foreign subsidiaries with local currencies that were determined to be the functional currency are translated into U.S. dollars as follows: assets and liabilities at the exchange rate as of the balance sheet date, equity at the historical rates of exchange, and income and expense amounts at average rates prevailing during the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in accumulated other comprehensive income/loss as a separate component of stockholders’ equity. For those foreign subsidiaries where the U.S. dollar has been determined to be the functional currency, non-monetary assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with remeasurement gains and losses included in other operating expenses. Gains and losses resulting from foreign currency transactions are included within other operating expenses.

Reinsurance

The Company’s title insurance business assumes and cedes large title insurance risks through reinsurance. Additionally, the Company has limited reinsurance arrangements related to certain products offered through its international operations. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer. The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss. The primary insurer generally remains liable to its insured for the total risk but is reinsured under the terms of the reinsurance agreement. The amount of premiums assumed and ceded is recorded as a component of direct premiums and escrow fees on the Company’s consolidated statements of income. The total amount of premiums assumed and ceded in connection with reinsurance was less than 1.0% of consolidated premium and escrow fees for each of the three years in the period ended December 31, 2022. Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the years ended December 31, 2022, 2021 and 2020.

Escrow deposits and trust assets

The Company administers escrow deposits and trust assets as a service to its direct customers. Escrow deposits totaled $10.0 billion and $10.8 billion at December 31, 2022 and 2021, respectively, of which $4.6 billion and $4.8 billion, respectively, were held at First American Trust, FSB (“FA Trust”). The remaining deposits were held at third-party financial institutions.

Trust assets held or managed by FA Trust totaled $4.1 billion and $4.6 billion at December 31, 2022 and 2021, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Like-kind exchanges

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.8 billion and $6.0 billion at December 31, 2022 and 2021, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Subservicing deposits

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $1.1 billion at December 31, 2022, of which $0.7 billion were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits totaled $0.4 billion at December 31, 2021, all of which were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

Deposit balances held at FA Trust are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying consolidated balance sheets.

The Company regularly reviews the financial strength of third-party financial institutions where deposits are held and, based on this review and the fact that all amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation, does not expect any credit losses; therefore the Company has not recorded a liability for credit losses.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2. Statutory Restrictions on Investments and Stockholders’ Equity:

Investments totaling $102 million and $108 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2022 and 2021, respectively.

Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. As of December 31, 2022, under such regulations, the maximum amount available to the Company from its insurance subsidiaries in 2023, without prior approval from applicable regulators, was dividends of $689 million and loans and advances of $113 million.

The Company’s principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), maintained total statutory capital and surplus of $1.5 billion and $1.7 billion as of December 31, 2022 and 2021, respectively. Statutory net income for the years ended December 31, 2022, 2021 and 2020 was $436 million, $654 million and $502 million, respectively. FATICO was in compliance with the minimum statutory capital and surplus requirements as of December 31, 2022.

FATICO is domiciled in Nebraska and its statutory-based financial statements are prepared in accordance with accounting practices prescribed or permitted by the Nebraska Department of Insurance. The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures Manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the state of Nebraska. The state of Nebraska has adopted certain prescribed accounting practices that differ from those found in the NAIC SAP. Specifically, the timing of amounts released from the statutory premium reserve under Nebraska’s required practice differs from NAIC SAP resulting in total statutory capital and surplus that was lower than if reported in accordance with NAIC SAP by $325 million and $293 million at December 31, 2022 and 2021, respectively.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. Debt Securities:

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated
(in millions)	cost	gains	losses	fair value
December 31, 2022
U.S. Treasury bonds	$309	$1	$(7)	$303
Municipal bonds	1,671	3	(195)	1,479
Foreign government bonds	208	—	(14)	194
Governmental agency bonds	248	—	(19)	229
Governmental agency mortgage-backed securities	5,253	1	(653)	4,601
U.S. corporate debt securities	1,004	2	(85)	921
Foreign corporate debt securities	477	2	(36)	443
	$9,170	$9	$(1,009)	$8,170
December 31, 2021
U.S. Treasury bonds	$123	$1	$(1)	$123
Municipal bonds	1,607	59	(17)	1,649
Foreign government bonds	228	2	(3)	227
Governmental agency bonds	175	3	(1)	177
Governmental agency mortgage-backed securities	5,620	34	(47)	5,607
U.S. corporate debt securities	1,071	19	(9)	1,081
Foreign corporate debt securities	493	9	(4)	498
	$9,317	$127	$(82)	$9,362

Sales of debt securities resulted in realized gains of $5 million, $29 million and $18 million, realized losses of $142 million, $9 million and $3 million, and proceeds of $1.8 billion, $1.1 billion and $759 million for the years ended December 31, 2022, 2021 and 2020, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in debt securities in an unrealized loss position, based on length of time, are as follows:

	Less than 12 months		12 months or longer		Total
(in millions)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2022
U.S. Treasury bonds	$108	$(1)	$50	$(6)	$158	$(7)
Municipal bonds	813	(56)	540	(139)	1,353	(195)
Foreign government bonds	142	(6)	46	(8)	188	(14)
Governmental agency bonds	173	(8)	56	(11)	229	(19)
Governmental agency mortgage-backed securities	1,860	(141)	2,627	(512)	4,487	(653)
U.S. corporate debt securities	528	(38)	325	(47)	853	(85)
Foreign corporate debt securities	241	(17)	137	(19)	378	(36)
	$3,865	$(267)	$3,781	$(742)	$7,646	$(1,009)
December 31, 2021
U.S. Treasury bonds	$76	$(1)	$—	$—	$76	$(1)
Municipal bonds	684	(17)	—	—	684	(17)
Foreign government bonds	103	(1)	33	(2)	136	(3)
Governmental agency bonds	73	(1)	—	—	73	(1)
Governmental agency mortgage-backed securities	4,036	(47)	—	—	4,036	(47)
U.S. corporate debt securities	533	(9)	—	—	533	(9)
Foreign corporate debt securities	234	(4)	—	—	234	(4)
	$5,739	$(80)	$33	$(2)	$5,772	$(82)

Based on the Company’s review of its debt securities in an unrealized loss position it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at December 31, 2022. As of December 31, 2022, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

In determining credit losses on its debt securities in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, yield to maturity, profitability and stock performance.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in debt securities at December 31, 2022, by contractual maturities, are as follows:

(in millions)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$143	$141	$6	$19	$309
Estimated fair value	$143	$137	$5	$18	$303
Municipal bonds
Amortized cost	21	288	758	604	1,671
Estimated fair value	21	268	669	521	1,479
Foreign government bonds
Amortized cost	36	95	71	6	208
Estimated fair value	36	93	60	5	194
Governmental agency bonds
Amortized cost	26	157	7	58	248
Estimated fair value	25	151	6	47	229
U.S. corporate debt securities
Amortized cost	55	687	199	63	1,004
Estimated fair value	54	629	186	52	921
Foreign corporate debt securities
Amortized cost	20	300	116	41	477
Estimated fair value	20	280	107	36	443
Total debt securities, excluding mortgage-backed securities
Amortized cost	$301	$1,668	$1,157	$791	$3,917
Estimated fair value	$299	$1,558	$1,033	$679	$3,569
Total mortgage-backed securities
Amortized cost					5,253
Estimated fair value					4,601
Total debt securities
Amortized cost					$9,170
Estimated fair value					$8,170

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The composition of the debt securities portfolio at December 31, 2022, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$303	100.0	$—	—	$—	—	$303
Municipal bonds	1,432	96.8	47	3.2	—	—	1,479
Foreign government bonds	190	98.0	2	1.0	2	1.0	194
Governmental agency bonds	229	100.0	—	—	—	—	229
Governmental agency mortgage- backed securities	4,601	100.0	—	—	—	—	4,601
U.S. corporate debt securities	429	46.6	362	39.3	130	14.1	921
Foreign corporate debt securities	193	43.6	211	47.6	39	8.8	443
	$7,377	90.3	$622	7.6	$171	2.1	$8,170

Included in debt securities at December 31, 2022, were bank loans totaling $126 million, of which $121 million were non-investment grade; high yield corporate debt securities totaling $44 million, all of which were non-investment grade; and emerging market debt securities totaling $54 million, of which $6 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at December 31, 2022, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$158	100.0	$—	—	$—	—	$158
Municipal bonds	1,315	97.2	38	2.8	—	—	1,353
Foreign government bonds	184	97.9	1	0.5	3	1.6	188
Governmental agency bonds	229	100.0	—	—	—	—	229
Governmental agency mortgage- backed securities	4,487	100.0	—	—	—	—	4,487
U.S. corporate debt securities	411	48.2	327	38.3	115	13.5	853
Foreign corporate debt securities	169	44.7	175	46.3	34	9.0	378
	$6,953	90.9	$541	7.1	$152	2.0	$7,646

Debt securities in an unrealized loss position at December 31, 2022, included bank loans totaling $107 million, of which $102 million were non-investment grade; high yield corporate debt securities totaling $44 million, all of which were non-investment grade; and emerging market debt securities totaling $53 million, of which $6 million were non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. Equity Securities:

Investments in equity securities, by classification, are summarized as follows:

	December 31,
(in millions)	2022	2021
Marketable equity securities	$280	$657
Non-marketable equity securities	396	441
Equity method investments	78	78
	$754	$1,176

Investments in marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized gains (losses)	Estimated fair value
December 31, 2022
Common stocks	$324	$(55)	$269
Preferred stocks	15	(4)	11
	$339	$(59)	$280
December 31, 2021
Common stocks	$418	$222	$640
Preferred stocks	17	—	17
	$435	$222	$657

Net losses of $263 million and net gains of $184 million resulting from changes in the fair values of marketable equity securities were recognized for the years ended December 31, 2022 and 2021, respectively, which included net unrealized losses of $237 million and net unrealized gains of $172 million on securities still held at December 31, 2022 and 2021, respectively. Included in net losses during the year ended December 31, 2022 and net gains during the year ended December 31, 2021 were unrealized losses of $191 million and unrealized gains of $121 million, respectively, related to changes in the fair value of the Company’s investment in Offerpad Solutions Inc., a tech-enabled real estate company, which began trading publicly in September 2021. Net gains and losses resulting from changes in the fair values of marketable equity securities are recognized in net investment gains/losses on the consolidated statements of income.

Investments in non-marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized gains	Carrying amount
December 31, 2022	$307	$89	$396
December 31, 2021	$215	$226	$441

The Company recognized unrealized losses of $153 million, which included impairment charges of $140 million and recognized unrealized gains of $16 million for the year ended December 31, 2022, all related to its investments in private venture-stage companies. For the year ended December 31, 2021, the Company recognized unrealized gains of $210 million related to its investments in private venture-stage companies. All such unrealized losses and gains related to securities still held at December 31, 2022 and 2021. Net gains and losses on non-marketable equity securities are recognized in net investment gains/losses on the consolidated statements of income.

Also, during the year ended December 31, 2022, the Company realized a gain of $52 million and cash proceeds of $63 million related to the sale of an investment in a title insurance business.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. Allowance for Credit Losses – Accounts Receivable:

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Year Ended December 31,
(in millions)	2022	2021
Balance at beginning of period	$14	$14
Provision for expected credit losses	11	4
Write-offs/recoveries	(4)	(4)
Balance at end of period	$21	$14

NOTE 6. Property and Equipment:

Property and equipment is summarized as follows:

	December 31,
(in millions)	2022	2021
Land	$27	$24
Buildings	189	185
Leasehold improvements	72	70
Furniture and equipment	230	215
Capitalized software	1,059	884
	1,577	1,378
Accumulated depreciation and amortization	(940)	(872)
	$637	$506

NOTE 7. Leases:

Lease assets and liabilities are summarized as follows:

	December 31.
(in millions)	2022	2021	Classification
Assets
Operating lease assets	$248	$249	Operating lease assets
Finance lease assets	3	2	Other assets
Total lease assets	$251	$251

Liabilities
Operating lease liabilities	$269	$274	Operating lease liabilities
Finance lease liabilities	3	3	Notes and contracts payable
Total lease liabilities	$272	$277

The components of lease expense are summarized as follows:

	Year ended December 31.
(in millions)	2022	2021	2020	Classification
Operating lease cost	$93	$86	$89	Other operating expenses
Finance lease cost:
Amortization of lease assets	2	2	2	Depreciation and amortization
Variable lease cost	34	31	32	Other operating expenses
Short-term lease cost	3	2	1	Other operating expenses
Sublease income	(1)	(3)	(3)	Information and other
Net lease cost	$131	$118	$121

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum lease payments under operating and finance leases with noncancelable lease terms, as of December 31, 2022, are summarized as follows:

(in millions)	Operating Leases	Finance Leases	Total
2023	$86	$1	$87
2024	71	1	72
2025	55	1	56
2026	38	—	38
2027	21	—	21
Thereafter	17	—	17
Total lease payments	288	3	291
Interest	(19)	—	(19)
Present value of lease liabilities	$269	$3	$272

Information related to lease terms and discount rates is summarized as follows:

	December 31,
	2022	2021
Weighted-average remaining lease terms (years):
Operating leases	4	4
Finance leases	2	2
Weighted-average discount rates:
Operating leases	3.34%	3.40%
Finance leases	3.23%	3.96%

Cash flow information related to lease liabilities is summarized as follows:

	Year ended December 31,
(in millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$96	$90	$93
Financing cash flows from finance leases	$2	$2	$2
Operating lease assets obtained in exchange for new operating lease liabilities	$66	$59	$54
Finance lease assets obtained in exchange for new finance lease liabilities	$3	$—	$1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8. Goodwill:

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the years ended December 31, 2022 and 2021, is as follows:

(in millions)	Title Insurance and Services	Specialty Insurance	Total
Balance as of December 31, 2020	$1,366	$13	$1,379
Acquisitions	209	—	209
Balance as of December 31, 2021	1,575	13	1,588
Acquisitions	217	—	217
Transfers	(28)	28	—
Foreign currency translation	(7)	—	(7)
Balance as of December 31, 2022	$1,757	$41	$1,798
Accumulated impairment losses	$—	$(34)	$(34)

For discussion about the Company’s acquisitions in 2022, see Note 22 Business Combinations.

NOTE 9. Other Intangible Assets:

Other intangible assets are summarized as follows:

	December 31,
(in millions)	2022	2021
Finite-lived intangible assets:
Customer relationships	$191	$203
Noncompete agreements	34	49
Trademarks	70	32
Internal-use software licenses	24	21
Patents	3	3
	322	308
Accumulated amortization	(145)	(107)
	177	201
Indefinite-lived intangible assets:
Licenses	17	17
	$194	$218

Amortization expense for finite-lived intangible assets was $54 million, $51 million and $43 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is summarized as follows:

Year	(in millions)
2023	$46
2024	$33
2025	$26
2026	$26
2027	$11

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10. Deposits:

Deposit accounts are summarized as follows:

	December 31,
(dollars in millions)	2022	2021
Escrow deposits:
Interest bearing	$2,542	$2,792
Non-interest bearing	2,077	2,083
	4,619	4,875
Mortgage subservicing deposits:
Interest bearing	713	—
Business checking and other deposits (1)	188	194
	$5,520	$5,069
Weighted-average interest rate:
Interest bearing deposit accounts	0.50%	0.10%

(1)
Accounts are primarily non-interest bearing.

NOTE 11. Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31,
(in millions)	2022	2021	2020
Balance at beginning of year	$1,284	$1,178	$1,063
Provision related to:
Current year	468	570	532
Prior years	18	19	48
	486	589	580
Payments, net of recoveries, related to:
Current year	227	292	268
Prior years	207	190	203
	434	482	471
Other	(11)	(1)	6
Balance at end of year	$1,325	$1,284	$1,178

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 4.0% for the years ended December 31, 2022 and 2021, and 5.0% for the year ended December 31, 2020.

The current year loss rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.

The 2021 loss rate of 4.0% reflects the ultimate loss rate for the current policy year and no change in the loss reserve estimates for prior policy years.

The 2020 loss rate of 5.0% reflected an ultimate loss rate of 4.5% for policy year 2020 and a net increase in the loss reserve estimates for prior policy years of 0.5%, or $26 million.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s loss reserves is as follows:

	December 31,
(dollars in millions)	2022		2021
Known title claims	$62	4.7%	$67	5.2%
IBNR title claims	1,207	91.1%	1,143	89.0%
Total title claims	1,269	95.8%	1,210	94.2%
Non-title claims	56	4.2%	74	5.8%
Total loss reserves	$1,325	100.0%	$1,284	100.0%

Short-Duration Insurance Contracts

Home Warranty

The following reflects information as of December 31, 2022 about incurred and paid claims development as well as cumulative claims frequency by claims event, and the total of incurred but not reported claims plus expected development on reported claims included with the net incurred claims amounts.

The information below about incurred and paid claims development for the years ended December 31, 2013 to 2021, is presented as supplementary information.

	Incurred claims and allocated claim adjustment expenses										December 31, 2022
Accident	Years ended December 31,										Cumulative number of reported
Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022	claims
	(in millions)
2013	$124	124	124	124	124	124	124	124	124	$124	0.7
2014		124	124	124	124	124	124	124	124	124	0.8
2015			144	144	144	144	144	144	144	144	0.9
2016				173	173	173	173	173	173	173	1.0
2017					167	167	167	167	167	167	1.0
2018						180	180	180	180	180	1.1
2019							174	174	174	174	1.1
2020								197	197	197	1.2
2021									218	218	1.2
2022										211	1.1
									Total	$1,712

*Amounts unaudited.

	Cumulative paid claims and allocated claim adjustment expenses
Accident	Years ended December 31,
Year	2013*	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022
	(in millions)
2013	$111	124	124	124	124	124	124	124	124	$124
2014		111	124	124	124	124	124	124	124	124
2015			129	144	144	144	144	144	144	144
2016				155	173	173	173	173	173	173
2017					151	167	167	167	167	167
2018						163	180	180	180	180
2019							159	174	174	174
2020								178	197	197
2021									199	218
2022										192
									Total	$1,693
		All outstanding liabilities before 2013								—
		Liabilities for claims and claims adjustment expenses								$19

*Amounts unaudited.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense at December 31, 2022, is as follows:

December 31, 2022
(in millions)
Liability for unpaid claims and claim adjustment expenses — short-duration:
Home warranty	$19
Property and casualty insurance	37
56
Insurance lines other than short-duration:
Title insurance	1,269
Total liability for unpaid claims and claims adjustment expenses	$1,325

Supplementary information about average historical claims duration for the Company’s home warranty business as of December 31, 2022, is as follows:

Average annual percentage payout of incurred claims by age (unaudited)
Years	1	2	3	4	5	6	7	8	9	10
Annual payout	90.3%	9.7%	—	—	—	—	—	—	—	—

NOTE 12. Notes and Contracts Payable:

	December 31,
	2022	2021
	(dollars in millions)
2.40% senior unsecured notes due August 15, 2031, effective interest rate of 2.44%	$650	$650
4.00% senior unsecured notes due May 15, 2030, effective interest rate of 4.05%	450	450
4.60% senior unsecured notes due November 15, 2024, effective interest rate of 4.60%	300	300
4.30% senior unsecured notes due February 1, 2023, effective interest rate of 4.35%	250	250
Trust deed note due November 1, 2023, collateralized by land and buildings with net book values of $36 and $37 at December 31, 2022 and 2021, respectively, fixed interest rate of 5.26%	4	8
Other notes and contracts payable with maturities through 2027, weighted -average interest rates of 3.30% and 4.21% at December 31, 2022 and 2021, respectively	4	4
	1,658	1,662
Unamortized discounts and debt issuance costs	(12)	(14)
	$1,646	$1,648

In April 2019, the Company entered into a senior unsecured credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement, which is comprised of a $700 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350 million. Unless terminated earlier, the credit agreement will terminate on April 30, 2024. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes. At December 31, 2022, the Company had no outstanding borrowings under the facility.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2022, the Company was in compliance with the financial covenants under the credit agreement.

The aggregate annual maturities for notes and contracts payable for the next five years and thereafter are summarized as follows:

Year	Annual maturities
(in millions)
2023	$256
2024	301
2025	1
2026	—
2027	—
Thereafter	1,100
$1,658

On February 1, 2023, the Company repaid its $250 million 4.30% senior unsecured notes, upon maturity, through available cash.

NOTE 13. Net Investment Income:

The components of net investment income are summarized as follows:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Interest on:
Debt securities	$206	$133	$126
Deposits and other investments	135	47	69
Dividends on equity securities	9	11	11
Deferred compensation plan assets	(25)	19	13
Equity in earnings of affiliates, net	11	7	6
Other	7	1	—
Total investment income	343	218	225
Investment expenses	(3)	(3)	(4)
Net investment income	$340	$215	$221

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. Income Taxes:

For the years ended December 31, 2022, 2021 and 2020, domestic and foreign pretax income, before noncontrolling interests, were $268 million and $58 million, $1.5 billion and $93 million, and $850 million and $73 million, respectively.

Income taxes are summarized as follows:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Current:
Federal	$132	$244	$191
State	19	37	27
Foreign	18	20	12
	169	301	230
Deferred:
Federal	(80)	65	(18)
State	(25)	24	1
Foreign	(3)	3	10
	(108)	92	(7)
	$61	$393	$223

The Company’s actual income tax expense differs from the expense computed by applying the federal income tax rate of 21% for the years ended December 31, 2022, 2021 and 2020. A reconciliation of these differences is as follows:

	Year ended December 31,
	2022		2021		2020
	(dollars in millions)
Taxes calculated at federal rate	$68	21.0%	$345	21.0%	$194	21.0%
State taxes, net of federal benefit	(5)	(1.5)	48	2.9	22	2.4
Change in liability for tax positions	(1)	(0.3)	—	—	—	—
Foreign income taxed at different rates	2	0.6	1	0.1	5	0.6
Unremitted foreign earnings	—	—	1	0.1	(2)	(0.2)
Other items, net	(3)	(1.1)	(2)	(0.2)	4	0.3
	$61	18.7%	$393	23.9%	$223	24.1%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 18.7%, 23.9%, and 24.1% for the years ended December 31, 2022, 2021, and 2020, respectively. The effective income tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense. The effective income tax rate for 2022 also reflects the impact on pretax earnings from losses and impairments on equity investments and benefits from the resolution of state tax matters from prior years. The effective tax rates for 2021 and 2020 also reflect benefits related to foreign tax law changes and, for 2020, also reflects the impairment of nondeductible goodwill relating to the wind-down of the Company’s property and casualty insurance business.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax liability are as follows:

	December 31,
	2022	2021
	(in millions)
Deferred tax assets:
Deferred revenue	$8	$11
Employee benefits	97	102
Bad debt reserves	12	7
Pension	13	30
Net operating loss carryforward	29	10
Foreign tax credit	5	4
Operating lease liabilities	59	58
Payroll taxes	—	5
Securities	264	—
Other	10	6
	497	233
Valuation allowance	(7)	(8)
	490	225
Deferred tax liabilities:
Depreciable and amortizable assets	282	274
Claims and related salvage	82	89
Investments in affiliates	26	63
Securities	—	65
Operating lease assets	53	52
Unremitted foreign earnings	12	13
	455	556
Net deferred tax asset (liability)	$35	$(331)

On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for tax years beginning on or after January 1, 2023. While the Company is still evaluating these tax law changes, it does not expect them to have a material impact on its consolidated financial statements.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law in 2020, allowed employers to defer payment of a portion of payroll taxes otherwise due on wages paid between the enactment date and December 31, 2020 and remit the deferred payroll taxes on December 31, 2021 and December 31, 2022. Under this provision of the CARES Act, the Company deferred $49 million in payroll taxes for 2020 and recorded the tax impact of $12 million as a deferred tax asset. As of December 31, 2022, the Company has remitted all of its deferred payroll taxes and has no remaining deferred tax asset.

The vesting of RSUs represents a tax benefit that has been reflected as a reduction to income taxes payable and income tax expense for the years ended December 31, 2022, 2021 and 2020. The benefits recorded were $2 million, $2 million and $4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

At December 31, 2022, the Company had available a $4 million foreign tax credit carryover, net of a valuation allowance, and expects to utilize this credit within the carryover period.

At December 31, 2022, the Company had available net operating loss carryforwards for income tax purposes totaling $196 million, consisting of federal, state and foreign losses of $85 million, $86 million and $25 million, respectively. Of the aggregate net operating losses, $107 million has an indefinite expiration.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary. The factors used by the Company in assessing the likelihood of realization of its deferred tax assets include forecasts of future taxable income and available tax planning strategies that could be implemented. The Company’s ability to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets. At December 31, 2022 and 2021, the Company carried a valuation allowance of $7 million and $8 million, respectively, of which $6 million and $7 million, respectively, related to net operating losses and the remaining $1 million related to other deferred tax assets. The decrease in the overall valuation allowance during 2022 was primarily due to the reversal of the allowance previously provided against certain foreign net operating losses and other deferred tax assets. Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

As of December 31, 2022, 2021 and 2020, the liability for income taxes associated with uncertain tax positions was $3 million, $8 million and $7 million, respectively. The net decrease in the liability in 2022 from 2021 was primarily attributable to the resolution of state tax matters from prior years and the net increase in the liability in 2021 from 2020 was primarily attributable to positions taken on the Company’s tax returns for prior years. The liabilities could be reduced by $2 million, $3 million and $2 million as of December 31, 2022, 2021 and 2020, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes. The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Unrecognized tax benefits—beginning balance	$8	$7	$1
Gross increases (decreases)—prior period tax positions	—	—	5
Gross increases—current period tax positions	1	1	1
Settlements with taxing authorities	(6)	—	—
Unrecognized tax benefits—ending balance	$3	$8	$7

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties, net of tax benefits, related to uncertain tax positions were not material as of December 31, 2022, 2021 and 2020.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. As of December 31, 2022, the Company is, generally, no longer subject to U.S. federal and state income tax examinations for years prior to 2019, and, for non-U.S. jurisdictions, income tax examinations for years prior to 2014.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may increase or decrease within the next 12 months. Any such change may be the result of ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company records a liability for potential tax assessments based on its estimate of the potential exposure. New tax laws and new interpretations of laws and rulings by taxing authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent that the Company’s estimates differ from actual payments or assessments, income tax expense is adjusted. The Company’s income tax returns in several jurisdictions are being examined by various taxing authorities. The Company believes that adequate amounts of tax and related interest from any adjustments that may result from these examinations have been provided for.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15. Earnings Per Share:

The computation of basic and diluted earnings per share is as follows:

	Year ended December 31,
	2022	2021	2020
	(in millions, except per share data)
Numerator
Net income attributable to the Company	$263	$1,241	$696
Denominator
Basic weighted-average common shares	107.0	111.0	112.7
Effect of dilutive RSUs	0.3	0.4	0.3
Diluted weighted-average common shares	107.3	111.4	113.0
Net income per share attributable to the Company’s stockholders (1)
Basic	$2.46	$11.18	$6.18
Diluted	$2.45	$11.14	$6.16

(1)
Net income per share may not recalculate due to rounding.

For the years ended December 31, 2022 and 2020, 19 thousand and 203 thousand RSUs were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect. For the year ended December 31, 2021, RSUs excluded from diluted weighted-average common shares outstanding due to their antidilutive effect were not material.

NOTE 16. Employee Benefit Plans:

The First American Financial Corporation 401(k) Savings Plan (the “Savings Plan”) allows for employee-elective contributions up to the maximum amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability, as well as the contributions of participants. The Savings Plan held 1.6 million shares and 1.7 million shares of the Company’s common stock, representing 1.5% and 1.6% of the Company’s total common shares outstanding at December 31, 2022 and 2021, respectively. Effective July 1, 2015, additional investments in common stock of the Company are no longer allowed.

The Company maintains a deferred compensation plan for certain employees that allows participants to defer up to 100% of their salary, commissions and certain bonuses. Participants can allocate their deferrals among a variety of investment crediting options (known as “deemed investments”). The term deemed investments means that the participant has no ownership interest in the funds they select; the funds are only used to measure the gains or losses that will be attributed to each participant’s deferral account over time. Participants can elect to have their deferral balance paid out while they are still employed or after their employment ends. The deferred compensation plan is exempt from most provisions of the Employee Retirement Income Security Act because it is only available to a select group of management and highly compensated employees and is not a qualified employee benefit plan. To preserve the tax-deferred savings advantages of a nonqualified deferred compensation plan, federal law requires that it be unfunded or informally funded. Participant deferrals, and any earnings on those deferrals, are general unsecured obligations of the Company. The Company informally funds the deferred compensation plan through a tax-advantaged investment known as variable universal life insurance. Deferred compensation plan assets are held as an asset of the Company within a special trust, known as a “Rabbi Trust.” At December 31, 2022 and 2021, the value of the assets held in the Rabbi Trust of $110 million and $134 million, respectively, and the unfunded liabilities of $136 million and $153 million, respectively, were included in the consolidated balance sheets in other assets and pension costs and other retirement plans, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has nonqualified, unfunded supplemental benefit plans covering certain management personnel, which are comprised primarily of the Executive and Management Supplemental Benefit Plans and the smaller Pension Restoration Plan (collectively, the “unfunded supplemental benefit plans”). The Executive and Management Supplemental Benefit Plans, subject to certain limitations, provide participants with maximum annual benefits of 30% and 15%, respectively, of average annual compensation over a fixed five-year period. Effective January 1, 2011, the plans were closed to new participants.

Certain of the Company’s subsidiaries have separate savings and employee benefit plans. Expenses related to these plans and the Company’s deferred compensation plan are included below under other plans, net.

The principal components of employee benefit costs are summarized as follows:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Expense:
Savings plan	$37	$74	$32
Unfunded supplemental benefit plans	12	11	9
Other plans, net (1)	(14)	24	19
	$35	$109	$60

(1)
For the year ended December 31, 2022, participant investments included in the deferred compensation plan realized losses in excess of expenses recorded by the Company.

The following table summarizes the benefit obligations and funded status associated with the Company’s unfunded supplemental benefit plans:

	December 31,
	2022	2021
	(in millions)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$262	$283
Interest costs	6	5
Actuarial gains	(57)	(11)
Benefits paid	(15)	(15)
Projected benefit obligation at end of year	196	262
Change in plan assets:
Contributions	15	14
Benefits paid	(15)	(14)
Fair value of plan assets at end of year	—	—
Reconciliation of funded status:
Unfunded status of the plans	$196	$262
Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$196	$262
Amounts recognized in accumulated other comprehensive income/loss:
Unrecognized net actuarial loss	$48	$111
	$48	$111
Accumulated benefit obligation at end of year	$196	$262

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic benefit costs related to the Company’s unfunded supplemental benefit pension plans are summarized as follows:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Expense:
Interest costs	$6	$5	$7
Amortization of net actuarial loss	6	7	5
Amortization of prior service credit	—	(1)	(3)
	$12	$11	$9

Net actuarial loss for the unfunded supplemental benefit plans expected to be amortized from accumulated other comprehensive income/loss into net periodic benefit cost during 2023 is $2 million.

The weighted-average discount rate assumptions used to determine net periodic benefit costs for the Executive and Management Supplemental Benefit Plans for the years ended December 31, 2022, 2021 and 2020, are as follows:

	Year ended December 31,
	2022	2021	2020
Discount rates:
Projected benefit obligation	2.89%	2.49%	3.27%
Service cost	3.29%	3.14%	3.71%
Interest cost	2.37%	1.83%	2.86%

The weighted-average discount rate assumptions used to determine the projected benefit obligations for the Executive and Management Supplemental Benefit Plans at December 31, 2022 and 2021, are as follows:

	December 31,
	2022	2021
Discount rate	5.56%	2.89%

The discount rate assumptions used reflect the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The Company expects to make cash contributions of $16 million to its unfunded supplemental benefit plans during 2023.

Benefit payments, which reflect expected future service, as appropriate, are expected to be made as follows:

Year	(in millions)
2023	$16
2024	$17
2025	$17
2026	$17
2027	$16
Five years thereafter	$77

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of December 31, 2022 and 2021:

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2022
Debt securities:
U.S. Treasury bonds	$303	$—	$303	$—
Municipal bonds	1,479	—	1,479	—
Foreign government bonds	194	—	194	—
Governmental agency bonds	229	—	229	—
Governmental agency mortgage-backed securities	4,601	—	4,601	—
U.S. corporate debt securities	921	—	921	—
Foreign corporate debt securities	443	—	443	—
	8,170	—	8,170	—
Marketable equity securities:
Common stocks	269	269	—	—
Preferred stocks	11	11	—	—
	280	280	—	—
Mortgage loans held for sale	16	—	14	2
Total	$8,466	$280	$8,184	$2

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2021
Debt securities:
U.S. Treasury bonds	$123	$—	$123	$—
Municipal bonds	1,649	—	1,649	—
Foreign government bonds	227	—	227	—
Governmental agency bonds	177	—	177	—
Governmental agency mortgage-backed securities	5,607	—	5,607	—
U.S. corporate debt securities	1,081	—	1,081	—
Foreign corporate debt securities	498	—	498	—
	9,362	—	9,362	—
Marketable equity securities:
Common stocks	640	640	—	—
Preferred stocks	17	17	—	—
	657	657	—	—
Mortgage loans held for sale	12	—	11	1
Total	$10,031	$657	$9,373	$1

There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2022 and 2021. Transfers into or out of the Level 3 category occur when unobservable inputs become either more, or less, significant to the fair value measurement. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2022 and 2021:

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Cash and cash equivalents	$1,224	$1,224	$1,224	$—	$—
Deposits with banks	$63	$62	$8	$54	$—
Notes receivable, net	$11	$11	$—	$—	$11
Secured financings receivable	$423	$423	$—	$423	$—
Liabilities:
Secured financings payable	$366	$366	$—	$366	$—
Notes and contracts payable	$1,646	$1,405	$—	$1,401	$4

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2021
Assets:
Cash and cash equivalents	$1,228	$1,228	$1,228	$—	$—
Deposits with banks	$58	$58	$13	$45	$—
Notes receivable, net	$32	$32	$—	$—	$32
Secured financings receivable	$565	$565	$—	$565	$—
Liabilities:
Secured financings payable	$529	$529	$—	$529	$—
Notes and contracts payable	$1,648	$1,724	$—	$1,720	$4

Assets measured at fair value on a non-recurring basis

The Company measures the fair value of certain assets on a non-recurring basis when events or changes in circumstances indicate that the carrying amount may not be recoverable. These assets generally include goodwill, title plants and other indexes, other intangible assets, property and equipment and equity-method investments.

NOTE 18. Share-Based Compensation Plans:

The First American Financial Corporation 2020 Incentive Compensation Plan (the “Incentive Compensation Plan”), effective January 22, 2020, permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, PRSUs, performance shares and other stock-based awards. Eligible participants, which include the Company’s directors and officers, as well as other employees, may elect to defer the distribution of their RSUs to a future date beyond the scheduled vesting date. At December 31, 2022, 1.6 million shares of common stock remain available to be issued by the Company, subject to certain annual limits based on the type of award granted. The Company settles its equity awards with authorized but unissued shares of its common stock. The Incentive Compensation Plan terminates 10 years from its effective date unless canceled earlier by the Company’s board of directors.

The First American Financial Corporation 2010 Employee Stock Purchase Plan (the “ESPP”) allows eligible employees the option to purchase common stock of the Company at 85% of the lower of the closing price on either the first or last day of each quarterly offering period. There were 0.6 million shares issued in connection with this plan for the year ended December 31, 2022 and 0.5 million for the years ended December 31, 2021 and 2020.

In March 2022, the Company’s board of directors amended the First American Financial Corporation 2010 Employee Stock Purchase Plan (the “Amended ESPP”), effective July 1, 2022. The Amended ESPP increases the maximum number of shares of Company common stock available for sale from 5 million to 14 million. In addition, the Amended ESPP extends the term of the plan from July 1, 2023 to July 1, 2032. At December 31, 2022, there were 9.0 million shares reserved for future issuances.

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Year ended December 31,
	2022	2021	2020
	(in millions)
Expense:
RSUs	$58	$48	$47
PRSUs	3	—	—
Employee stock purchase plan	6	6	5
	$67	$54	$52

The following table summarizes RSU and PRSU activity for the year ended December 31, 2022:

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in millions, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2021	0.9	$58.11
Granted during 2022	1.0	67.65
Vested during 2022	(1.0)	63.47
Unvested at December 31, 2022	0.9	$63.01

As of December 31, 2022, there was $29 million of total unrecognized compensation cost related to unvested RSUs and PRSUs that is expected to be recognized over a weighted-average period of 2.0 years. The fair values of RSUs and PRSUs is generally based on the market value of the Company’s shares on the date of grant. The weighted-average grant-date fair values of RSUs and PRSUs for the year ended December 31, 2022 was $67.65 and, for the years ended December 31, 2021 and 2020, the weighted-average grant-date fair values of RSUs were $56.65 and $63.14 for the years ended December 31, 2022, 2021 and 2020, respectively. The total fair values of shares distributed for the years ended December 31, 2022, 2021 and 2020 were $57 million, $49 million and $56 million, respectively. At December 31, 2022, 1.2 million shares were vested but not distributed.

NOTE 19. Stockholders’ Equity:

In June 2022, the Company’s board of directors approved a new share repurchase plan and terminated its prior share repurchase plan. The Company’s new share repurchase plan authorizes the repurchase of up to $400 million of the Company's common stock, of which $287 million remained as of December 31, 2022. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2022, the Company repurchased and retired, under both the Company’s prior authorization and the current authorization, 7.5 million shares of its common stock for a total purchase price of $441 million and, as of December 31, 2022, had cumulatively repurchased and retired 10.4 million shares of its common stock for a total purchase price of $598 million.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20. Accumulated Other Comprehensive Income (Loss) (“AOCI”):

The following table presents a summary of the changes in each component of AOCI for the years ended December 31, 2022, 2021 and 2020:

	First American Financial Corporation
(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2019	$84	$(52)	$(73)	$(41)
Change in unrealized gains (losses) on debt securities	116	—	—	116
Change in unrealized gains (losses) on debt securities for which credit-related portion was recognized in earnings	1	—	—	1
Change in foreign currency translation adjustment	—	14	—	14
Net actuarial loss	—	—	(31)	(31)
Amortization of net actuarial loss	—	—	5	5
Amortization of prior service credit	—	—	(3)	(3)
Tax effect	(29)	—	8	(21)
Balance at December 31, 2020	172	(38)	(94)	40
Change in unrealized gains (losses) on debt securities	(189)	—	—	(189)
Change in foreign currency translation adjustment	—	(2)	—	(2)
Net actuarial gain	—	—	11	11
Amortization of net actuarial loss	—	—	7	7
Amortization of prior service credit	—	—	(1)	(1)
Tax effect	46	1	(5)	42
Balance at December 31, 2021	29	(39)	(82)	(92)
Change in unrealized gains (losses) on debt securities	(1,045)	—	—	(1,045)
Change in foreign currency translation adjustment	—	(43)	—	(43)
Net actuarial gain	—	—	57	57
Amortization of net actuarial loss	—	—	6	6
Tax effect	264	1	(16)	249
Balance at December 31, 2022	$(752)	$(81)	$(35)	$(868)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2022, 2021 and 2020:

	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
	(in millions)
Year ended December 31, 2022
Pretax change before reclassifications	$(1,182)	$(43)	$57	$(1,168)
Reclassifications out of AOCI	137	—	6	143
Tax effect	264	1	(16)	249
Total other comprehensive income (loss), net of tax	$(781)	$(42)	$47	$(776)
Year ended December 31, 2021
Pretax change before reclassifications	$(169)	$(2)	$11	$(160)
Reclassifications out of AOCI	(20)	—	6	(14)
Tax effect	46	1	(5)	42
Total other comprehensive income (loss), net of tax	$(143)	$(1)	$12	$(132)
Year ended December 31, 2020
Pretax change before reclassifications	$125	$14	$(31)	$108
Reclassifications out of AOCI	(8)	—	2	(6)
Tax effect	(29)	—	8	(21)
Total other comprehensive income (loss), net of tax	$88	$14	$(21)	$81

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the consolidated statements of income:

	Year ended December 31,
(in millions)	2022	2021	2020	Affected line items
Unrealized gains (losses) on debt securities:
Net realized (losses) gains on sales of debt securities	$(137)	$20	$15	Net investment (losses) gains
Credit losses recognized on debt securities	—	—	(7)	Net investment (losses) gains
Pretax total	$(137)	$20	$8
Tax effect	$35	$(5)	$(2)
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(6)	$(7)	$(5)	Other operating expenses
Amortization of prior service credit	—	1	3	Other operating expenses
Pretax total	$(6)	$(6)	$(2)
Tax effect	$2	$2	$1

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With respect to the Company’s outstanding ordinary course lawsuits and proceedings, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s ordinary course lawsuits include putative or purported class action lawsuits, which challenge practices in the Company’s title insurance and services and home warranty businesses.

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

NOTE 22. Business Combinations:

During the year ended December 31, 2022, the Company completed acquisitions for an aggregate purchase price of $311 million in cash. These acquisitions have been included in the Company’s title insurance and services segment.

In May 2022, the Company acquired a California-based provider of title insurance, underwriting and escrow services for residential and commercial real estate transactions for a purchase price of $300 million in cash. In connection with the purchase, the Company recorded fair value estimates for goodwill, other intangible assets and title plants of $203 million, $34 million and $29 million, respectively. The Company recognized revenues of $110 million and pre-tax income of $12 million since the acquisition date, related to the acquiree, during the year ended December 31, 2022.

NOTE 23. Segment Financial Information:

Selected financial information about the Company’s operations, by segment, for the years ended December 31, 2022, 2021 and 2020, is as follows:

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Revenues	Depreciation and amortization	Income (loss) before income taxes	Assets	Capital expenditures
	(in millions)
2022
Title Insurance and Services	$7,547	$162	$758	$13,911	$271
Specialty Insurance	437	5	27	461	4
Corporate and Eliminations	(379)	—	(459)	583	—
	$7,605	$167	$326	$14,955	$275
2021
Title Insurance and Services	$8,320	$152	$1,358	$15,058	$168
Specialty Insurance	541	6	36	557	4
Corporate and Eliminations	360	—	248	836	—
	$9,221	$158	$1,642	$16,451	$172
2020
Title Insurance and Services	$6,535	$141	$1,026	$11,922	$117
Specialty Insurance	532	8	(25)	645	4
Corporate and Eliminations	19	—	(78)	229	—
	$7,086	$149	$923	$12,796	$121

	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
	(in millions)
2022
Title Insurance and Services	$2,663	$3,548	$1,127	$359	$(150)	$7,547
Specialty Insurance	422	—	22	6	(13)	437
Corporate and Eliminations	—	—	(1)	(25)	(353)	(379)
	$3,085	$3,548	$1,148	$340	$(516)	$7,605
2021
Title Insurance and Services	$3,100	$3,757	$1,203	$188	$72	$8,320
Specialty Insurance	498	—	13	7	23	541
Corporate and Eliminations	—	—	(1)	20	341	360
	$3,598	$3,757	$1,215	$215	$436	$9,221
2020
Title Insurance and Services	$2,490	$2,759	$1,001	$199	$86	$6,535
Specialty Insurance	498	—	13	9	12	532
Corporate and Eliminations	—	—	(1)	13	7	19
	$2,988	$2,759	$1,013	$221	$105	$7,086

The Company’s title insurance and services segment offers title insurance, closing services and similar or related products and services both domestically and internationally. The operations of the Company’s specialty insurance and corporate segments are entirely domestic.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Domestic and foreign revenues from external customers for the title insurance and services segment are as follows:

	Year Ended December 31,
	2022		2021		2020
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in millions)
Revenues	$7,131	$416	$7,872	$448	$6,193	$342

Domestic and foreign long-lived assets for the title insurance and services segment are as follows:

	December 31,
	2022		2021		2020
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in millions)
Long-lived assets	$1,001	$51	$945	$51	$957	$60

SCHEDULE I

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

December 31, 2022

Column A	Column B	Column C		Column D
Type of investment	Cost	Market value		Amount at which shown in the balance sheet
Deposits with banks:
Consolidated	$63	$62		$63
Debt securities:
U.S. Treasury bonds
Consolidated	$309	$303		$303
Municipal bonds
Consolidated	$1,671	$1,479		$1,479
Foreign government bonds
Consolidated	$208	$194		$194
Governmental agency bonds
Consolidated	$248	$229		$229
Governmental agency mortgage-backed securities
Consolidated	$5,253	$4,601		$4,601
U.S. corporate debt securities
Consolidated	$1,004	$921		$921
Foreign corporate debt securities
Consolidated	$477	$443		$443
Total debt securities:
Consolidated	$9,170	$8,170		$8,170
Equity securities:
Consolidated	$724	$754	(1)	$754
Notes receivable, net:
Consolidated	$11	$11		$11
Total investments:
Consolidated	$9,968	$8,997		$8,998

(1)
Included in equity securities are non-marketable equity securities and equity method investments. Estimates of fair value for these investments could not be made without incurring excessive costs.

SCHEDULE II

1 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED BALANCE SHEETS

(in millions, except par values)

	December 31,
	2022	2021
Assets
Cash and cash equivalents	$597	$925
Due from subsidiaries, net	10	79
Income taxes receivable	22	11
Investment in subsidiaries	5,908	6,862
Equity securities	15	206
Deferred income taxes	54	14
Other assets	118	137
	$6,724	$8,234
Liabilities and Equity
Accounts payable and other accrued liabilities	$36	$30
Pension costs and other retirement plans	333	416
Income taxes payable	10	24
Deferred income taxes	19	345
Notes and contracts payable	1,638	1,636
	2,036	2,451
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares;
Outstanding—103.2 shares and 109.7 shares	—	—
Additional paid-in capital	1,812	2,179
Retained earnings	3,721	3,680
Accumulated other comprehensive loss	(868)	(92)
Total stockholders’ equity	4,665	5,767
Noncontrolling interests	23	16
Total equity	4,688	5,783
	$6,724	$8,234

See Notes to Condensed Financial Statements

SCHEDULE II

2 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF INCOME

(in millions)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Dividends from subsidiaries	$733	$622	$604
Other (losses) income	(23)	19	14
Net investment (losses) gains	(192)	121	7
	518	762	625
Expenses:
Other expenses	55	84	69
Income before income taxes and equity in undistributed earnings of subsidiaries	463	678	556
Income taxes	86	162	134
Equity in undistributed (losses) earnings of subsidiaries	(112)	733	278
Net income	265	1,249	700
Less: Net income attributable to noncontrolling interests	2	8	4
Net income attributable to the Company	$263	$1,241	$696

See Notes to Condensed Financial Statements

SCHEDULE II

3 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income	$265	$1,249	$700
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on securities	(781)	(143)	88
Foreign currency translation adjustment	(42)	(1)	14
Pension benefit adjustment	47	12	(21)
Total other comprehensive (loss) income, net of tax	(776)	(132)	81
Comprehensive (loss) income	(511)	1,117	781
Less: Comprehensive income attributable to noncontrolling interests	2	8	4
Comprehensive (loss) income attributable to the Company	$(513)	$1,109	$777

See Notes to Condensed Financial Statements

SCHEDULE II

4 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Cash provided by operating activities	$779	$641	$600
Cash flows from investing activities:
Net cash effect of acquisitions	(296)	—	—
Net payments to subsidiaries	(155)	(259)	(668)
Purchases of equity securities	—	—	(19)
Proceeds from sales of property and equipment	—	—	7
Cash used for investing activities	(451)	(259)	(680)
Cash flows from financing activities:
Net proceeds from issuance of unsecured senior notes	—	642	444
Borrowings under unsecured credit facility	—	—	120
Repayments of borrowings under unsecured credit facility	—	—	(280)
Net proceeds (payments) in connection with share-based compensation	2	6	(1)
Repurchases of Company shares	(441)	(99)	(139)
Payments of cash dividends	(217)	(213)	(199)
Cash (used for) provided by financing activities	(656)	336	(55)
Net (decrease) increase in cash and cash equivalents	(328)	718	(135)
Cash and cash equivalents—Beginning of period	925	207	342
Cash and cash equivalents—End of period	$597	$925	$207

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

NOTE 2. Dividends Received:

The holding company received cash dividends from subsidiaries of $731 million, $624 million and $574 million for the years ended December 31, 2022, 2021 and 2020, respectively.

SCHEDULE III

1 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2022
Title Insurance and Services	$—	$1,269	$7
Specialty Insurance	20	56	190
Total	$20	$1,325	$197
2021
Title Insurance and Services	$—	$1,210	$6
Specialty Insurance	24	74	218
Total	$24	$1,284	$224

SCHEDULE III

2 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Premiums and escrow fees	Net investment income (1)	Loss provision	Amortization of deferred policy acquisition costs (credits)	Other operating expenses	Premiums written
2022
Title Insurance and Services	$6,211	$209	$248	$—	$1,155	$—
Specialty Insurance	422	(7)	238	4	82	394
Corporate and Eliminations	—	(378)	—	—	35	—
Total	$6,633	$(176)	$486	$4	$1,272	$394
2021
Title Insurance and Services	$6,857	$260	$275	$—	$1,198	$—
Specialty Insurance	498	30	314	11	89	450
Corporate and Eliminations	—	361	—	—	36	—
Total	$7,355	$651	$589	$11	$1,323	$450
2020
Title Insurance and Services	$5,249	$285	$263	$—	$1,000	$—
Specialty Insurance	498	21	317	(2)	83	520
Corporate and Eliminations	—	20	—	—	36	—
Total	$5,747	$326	$580	$(2)	$1,119	$520

(1) Includes net investment income and net investment gains (losses).

SCHEDULE IV

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(dollars in millions)

Segment	Premiums and escrow fees before reinsurance	Ceded to other companies	Assumed from other companies	Premiums and escrow fees	Percentage of amount assumed to premiums and escrow fees
Title Insurance and Services
2022	$6,229	$19	$1	$6,211	0.0%
2021	$6,879	$22	$—	$6,857	0.0%
2020	$5,265	$16	$—	$5,249	0.0%
Specialty Insurance
2022	$423	$1	$—	$422	0.0%
2021	$504	$6	$—	$498	0.0%
2020	$508	$10	$—	$498	0.0%

SCHEDULE V

1 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Year Ended December 31, 2022

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$14	$11	$—	$4	(1)	$21
Reserve for known and incurred but not reported claims:
Consolidated	$1,284	$486	$(11)	$434	(2)	$1,325
Reserve deducted from notes receivable:
Consolidated	$—	$28	$—	$21		$7
Reserve deducted from deferred income taxes:
Consolidated	$8	$—	$—	$1		$7

(1)
Amount represents accounts written off, net of recoveries.
(2)
Amount represents claim payments, net of recoveries.

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

(1)
Amount represents accounts written off, net of recoveries.
(2)
Amount represents claim payments, net of recoveries.

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

(1)
Amount represents accounts written off, net of recoveries.
(2)
Amount represents claim payments, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of December 31, 2022, the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that assessment under the framework in Internal Control—Integrated Framework (2013), management determined that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements provided in Item 8, above, has issued a report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On February 14, 2023, the Company entered into amended and restated employment agreements with Kenneth D. DeGiorgio, Mark E. Seaton and Lisa W. Cornehl. Pursuant to the amendments, the term of each of the revised agreements was extended by one year and now expires on December 31, 2025. Each of the revised agreements incorporates the executive’s base salary at the time of the approval of the extension. The description of the amended and restated employment agreements provided herein is qualified in its entirety by reference to the employment agreements, which are attached hereto as Exhibits 10.6 to 10.8.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Items 10 through 14 of this report is expected to be set forth in the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2022 for the Company’s upcoming 2023 meeting of stockholders (the “2023 Proxy Statement”). If the 2023 Proxy Statement is not filed within 120 days after the fiscal year ended December 31, 2022, the Company will file an amendment to this Annual Report on Form 10-K to include the information required by Items 10 through 14.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth under the captions “Information Regarding the Nominees for Election,” “Information Regarding the Other Incumbent Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” if any, “Code of Ethics” and “Board and Committee Meetings” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Pay Versus Performance,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans,” “Who are the largest principal stockholders outside of management?” and “Security Ownership of Management” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth under the captions “Independence of Directors” and “Transactions and Litigation with Management and Others” in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-approval of Audit and Permissible Nonaudit Services of Independent Auditor” in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a	)	1. & 2.	Financial Statements and Financial Statement Schedules
The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 43 in Item 8 of Part II of this report.
3.

Exhibits. Each management contract or compensatory plan or arrangement in which any director or named executive officer of First American Financial Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. §229.402(a)(3)), participates that is included among the exhibits listed on the Exhibit Index is identified on the Exhibit Index by an asterisk (*).

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed June 1, 2010.

3.2	Bylaws of First American Financial Corporation, amended and restated effective as of January 19, 2022.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed January 21, 2022.

4.1	Description of the Registrant’s Securities.	Attached.

4.2	Indenture, dated as of January 24, 2013, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.1 to the Form S-3ASR filed January 24, 2013.

4.3	First Supplemental Indenture, dated as of January 29, 2013, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed January 29, 2013.

4.4	Second Supplemental Indenture, dated as of November 10, 2014, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed November 10, 2014.

4.5	Third Supplemental Indenture, dated as of May 15, 2020, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed May 15, 2020.

4.6	Fourth Supplemental Indenture, dated as of August 3, 2020, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed August 3, 2021.

4.7	Form of 4.60% Senior Notes due 2024.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K filed November 10, 2014.

4.8	Form of 4.00% Senior Notes due 2030.	Incorporated by reference herein to Exhibit A to Exhibit 4.2 to the Current Report on Form 8-K filed May 15, 2020.

4.9	Form of 2.40% Senior Notes due 2031.	Incorporated by reference herein to Exhibit A to Exhibit 4.2 to the Current Report on Form 8-K filed August 3, 2021.

10.1	Credit Agreement dated as of April 30, 2019, among First American Financial Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.

Exhibit No.	Description	Location
*10.2	First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Incorporated by reference herein to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.2.1	Amendment No. 1, dated January 21, 2015, to First American Financial Corporation Executive Supplemental Benefit Plan.	Incorporated by reference herein to Exhibit 10.5.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*10.3	First American Financial Corporation Deferred Compensation Plan, amended and restated effective as of January 1, 2012.	Incorporated by reference herein to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2011.

*10.3.1	First Amendment, effective July 1, 2015, to the First American Financial Corporation Deferred Compensation Plan.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

*10.3.2	Second Amendment, effective July 1, 2017, to the First American Financial Corporation Deferred Compensation Plan.	Incorporated by reference herein to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

*10.4	First American Financial Corporation 2010 Incentive Compensation Plan, amended and restated effective as of February 4, 2019.	Incorporated by reference herein to Exhibit 10.6 to the 10-K for the fiscal year ended December 31, 2018.

*10.4.1	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 4, 2019.	Incorporated by reference herein to Exhibit 10.6.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

*10.4.2	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 21, 2020.	Incorporated by reference herein to Exhibit 10.6.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

*10.5	First American Financial Corporation 2020 Incentive Compensation Plan, approved May 5, 2020.	Incorporated by reference herein to Appendix B to the Proxy Statement on Schedule 14A filed March 31, 2020.

*10.5.1

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

*10.5.3

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved February 2, 2022.

Incorporated by reference herein to Exhibit 10.6.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

*10.5.4	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 2, 2022.	Incorporated by reference herein to Exhibit 10.6.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

*10.5.5	Form of Performance Restricted Stock Unit Grant (Employee) and Performance Restricted Stock Unit Award Agreement (Employee), approved February 2, 2022.	Incorporated by reference herein to Exhibit 10.6.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Exhibit No.	Description	Location
*10.5.6

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 17, 2023.

Attached.

*10.5.7	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 17, 2023.	Attached.

*10.5.8	Form of Performance Restricted Stock Unit Grant (Employee) and Performance Restricted Stock Unit Award Agreement (Employee), approved January 17, 2023.	Attached.

*10.6	Employment Agreement, dated February 14, 2023, between First American Financial Corporation and Kenneth D. DeGiorgio.	Attached.

*10.7	Employment Agreement, dated February 14, 2023, between First American Financial Corporation and Mark E. Seaton.	Attached.

*10.8	Employment Agreement, dated February 14, 2023, between First American Financial Corporation and Lisa W. Cornehl.	Attached.

*10.9	Employment Agreement, dated May 3, 2022, between Mother Lode Holding Company and Marsha A. Spence.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

*10.10	Amendment to Employment Agreement between Mother Lode Holding Company and Marsha A. Spence.	Attached.

*10.11	First American Financial Corporation Form of Amended and Restated Change in Control Agreement as of December 31, 2010.	Incorporated by reference herein to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

21	Subsidiaries of the registrant.	Attached.

23	Consent of Independent Registered Public Accounting Firm.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	N/A.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Attached.

Exhibit No.	Description	Location
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	N/A.

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

Date: February 14, 2023

By	/S/ MARK E. SEATON
Mark E. Seaton
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: February 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Kenneth D. DeGiorgio Kenneth D. DeGiorgio	Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2023

/S/ Mark E. Seaton Mark E. Seaton	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 14, 2023

/S/ Steven A. Adams Steven A. Adams	Chief Accounting Officer (Principal Accounting Officer)	February 14, 2023

/S/ Dennis J. Gilmore Dennis J. Gilmore	Chairman of the Board of Directors	February 14, 2023

/S/ JAMES L. DOTI James L. Doti	Director	February 14, 2023

/S/ REGINALD H. GILYARD Reginald H. Gilyard	Director	February 14, 2023

/S/ Parker S. Kennedy Parker S. Kennedy	Director	February 14, 2023

/S/ MARGARET M. MCCARTHY Margaret M. McCarthy	Director	February 14, 2023

/S/ MICHAEL D. MCKEE Michael D. McKee	Director	February 14, 2023

/S/ THOMAS V. MCKERNAN Thomas V. McKernan	Director	February 14, 2023

Signature	Title	Date
/S/ Mark C. Oman Mark C. Oman	Director	February 14, 2023

/S/ Marsha A. Spence Marsha A Spence	Director	February 14, 2023

/S/ MARTHA B. WYRSCH Martha B. Wyrsch	Director	February 14, 2023