Form 10-Q
period 2023-03-31
First American Financial Corp
filed 2023-04-28
CIK 1472787

n

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

On April 24, 2023 there were 103,214,582 shares of common stock outstanding.

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
•
REGULATION OF TITLE INSURANCE RATES;
•
LIMITATIONS ON ACCESS TO PUBLIC RECORDS AND OTHER DATA;
•
CLIMATE CHANGE, HEALTH CRISES, TERRORIST ATTACKS, SEVERE WEATHER CONDITIONS AND OTHER CATASTROPHE EVENTS;
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
•
FAILURES TO RECRUIT AND RETAIN QUALIFIED EMPLOYEES;
•
THE COMPANY’S USE OF A GLOBAL WORKFORCE;

•
INABILITY OF THE COMPANY’S SUBSIDIARIES TO PAY DIVIDENDS OR REPAY FUNDS;
•
INABILITY TO REALIZE ANTICIPATED SYNERGIES OR PRODUCE RETURNS THAT JUSTIFY INVESTMENT IN ACQUIRED BUSINESSES;
•
Changes in the composition of deposits at the Company’s federal savings bank subsidiary;
•
CLAIMS OF INFRINGEMENT or INABILITY TO ADEQUATELY PROTECT THE COMPANY’S INTELLECTUAL PROPERTY; and
•
OTHER FACTORS DESCRIBED IN THIS QUARTERLY REPORT ON FORM 10-Q, INCLUDING UNDER THE CAPTION “RISK FACTORS” IN ITEM 1A OF PART II.

THE FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE THEY ARE MADE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT CIRCUMSTANCES OR EVENTS THAT OCCUR AFTER THE DATE THE FORWARD-LOOKING STATEMENTS ARE MADE.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in millions, except par values)

(unaudited)

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,983.4	$1,223.5
Accounts and accrued income receivable, less allowances of $20.6 and $21.3	366.8	367.1
Income taxes receivable	18.2	22.0
Investments:
Deposits with banks	53.5	63.4
Debt securities (amortized cost of $8,478.2 and $9,169.6; pledged of $91.0 and $86.0)	7,624.7	8,169.6
Equity securities	773.9	754.2
	$8,452.1	$8,987.2
Secured financings receivable	595.3	422.7
Property and equipment, net	663.2	636.9
Operating lease assets	243.8	248.0
Title plants and other indexes	643.9	639.8
Deferred income taxes	54.5	54.5
Goodwill	1,805.2	1,798.2
Other intangible assets, net	185.1	193.8
Other assets	372.0	361.6
	$15,383.5	$14,955.3
Liabilities and Equity
Deposits	6,149.9	5,519.7
Accounts payable and accrued liabilities	720.5	915.0
Deferred revenue	184.1	196.9
Reserve for known and incurred but not reported claims	1,314.5	1,325.3
Income taxes payable	54.8	10.0
Deferred income taxes	18.8	18.8
Operating lease liabilities	264.6	269.3
Secured financings payable	502.9	366.3
Notes and contracts payable	1,394.5	1,645.8
	$10,604.6	$10,267.1
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares; Outstanding—103.3 shares and 103.2 shares	—	—
Additional paid-in capital	1,800.1	1,812.4
Retained earnings	3,712.3	3,721.3
Accumulated other comprehensive loss	(755.9)	(868.9)
Total stockholders’ equity	$4,756.5	$4,664.8
Noncontrolling interests	22.4	23.4
Total equity	$4,778.9	$4,688.2
	$15,383.5	$14,955.3

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues
Direct premiums and escrow fees	$502.2	$774.2
Agent premiums	590.4	947.8
Information and other	226.9	308.1
Net investment income	134.0	46.2
Net investment losses (realized (losses) gains of $(4.5) and $50.3)	(7.4)	(42.6)
	1,446.1	2,033.7
Expenses
Personnel costs	487.6	601.7
Premiums retained by agents	469.0	757.8
Other operating expenses	258.5	337.4
Provision for policy losses and other claims	82.3	122.4
Depreciation and amortization	45.5	41.0
Premium taxes	14.5	23.9
Interest	29.1	19.7
	1,386.5	1,903.9
Income before income taxes	59.6	129.8
Income taxes	13.6	31.7
Net income	46.0	98.1
Less: Net income attributable to noncontrolling interests	0.1	0.2
Net income attributable to the Company	$45.9	$97.9
Net income per share attributable to the Company's stockholders (Note 10):
Basic	$0.44	$0.89
Diluted	$0.44	$0.88
Cash dividends per share	$0.52	$0.51
Weighted-average common shares outstanding (Note 10):
Basic	104.5	110.4
Diluted	104.8	110.8

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$46.0	$98.1
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on debt securities	110.1	(371.6)
Foreign currency translation adjustment	2.6	2.3
Pension benefit adjustment	0.3	1.1
Total other comprehensive income (loss), net of tax	113.0	(368.2)
Comprehensive income (loss)	159.0	(270.1)
Less: Comprehensive income attributable to noncontrolling interests	0.1	0.2
Comprehensive income (loss) attributable to the Company	$158.9	$(270.3)

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2022	103.2	$—	$1,812.4	$3,721.3	$(868.9)	$4,664.8	$23.4	$4,688.2
Net income for three months ended March 31, 2023	—	—	—	45.9	—	45.9	0.1	46.0
Dividends on common shares	—	—	—	(53.8)	—	(53.8)	—	(53.8)
Repurchases of Company shares	(0.6)	—	(30.4)	—	—	(30.4)	—	(30.4)
Shares issued in connection with share-based compensation	0.7	—	(4.9)	(1.1)	—	(6.0)	—	(6.0)
Share-based compensation	—	—	23.0	—	—	23.0	—	23.0
Net activity related to noncontrolling interests	—	—	—	—	—	—	(1.1)	(1.1)
Other comprehensive income	—	—	—	—	113.0	113.0	—	113.0
Balance at March 31, 2023	103.3	$—	$1,800.1	$3,712.3	$(755.9)	$4,756.5	$22.4	$4,778.9

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity – (Continued)

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2021	109.7	$—	$2,179.2	$3,679.9	$(92.4)	$5,766.7	$16.1	$5,782.8
Net income for three months ended March 31, 2022	—	—	—	97.9	—	97.9	0.2	98.1
Dividends on common shares	—	—	—	(55.7)	—	(55.7)	—	(55.7)
Repurchases of Company shares	(1.6)	—	(108.0)	—	—	(108.0)	—	(108.0)
Shares issued in connection with share-based compensation	0.6	—	(11.6)	(0.9)	—	(12.5)	—	(12.5)
Share-based compensation	—	—	43.3	—	—	43.3	—	43.3
Net activity related to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Other comprehensive loss	—	—	—	—	(368.2)	(368.2)	—	(368.2)
Balance at March 31, 2022	108.7	$—	$2,102.9	$3,721.2	$(460.6)	$5,363.5	$15.7	$5,379.2

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$46.0	$98.1
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	82.3	122.4
Depreciation and amortization	45.5	41.0
Amortization of premiums and accretion of discounts on debt securities, net	1.6	11.2
Net investment losses	7.4	42.6
Share-based compensation	23.0	43.3
Equity in earnings of affiliates, net	(0.5)	(3.6)
Dividends from equity method investments	1.6	2.4
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(95.2)	(100.8)
Net change in income tax accounts	11.7	24.7
Decrease in accounts and accrued income receivable	12.7	6.1
Decrease in accounts payable and accrued liabilities	(202.9)	(246.0)
Decrease in deferred revenue	(12.8)	(23.6)
Other, net	(12.7)	20.5
Cash (used for) provided by operating activities	(92.3)	38.3
Cash flows from investing activities:
Net cash effect of acquisitions/dispositions	(4.9)	(9.2)
Net decrease in deposits with banks	9.3	2.3
Purchases of debt securities	(246.3)	(743.2)
Proceeds from sales of debt securities	715.5	296.2
Proceeds from maturities of debt securities	210.5	368.5
Purchases of equity securities	(34.2)	(22.2)
Proceeds from sales of equity securities	11.1	83.2
Net change in other investments	(0.8)	0.9
Advances under secured financing agreements	(2,778.4)	(5,380.7)
Collections of secured financings receivable	2,606.0	5,339.5
Capital expenditures	(63.1)	(43.1)
Proceeds from sales of property and equipment	0.1	0.1
Proceeds from insurance settlement	2.1	1.1
Cash provided by (used for) investing activities	426.9	(106.6)
Cash flows from financing activities:
Net change in deposits	630.2	704.4
Borrowings under secured financing agreements	2,749.4	5,369.1
Repayments of secured financings payable	(2,612.8)	(5,351.0)
Repayment of senior unsecured notes	(250.0)	—
Repayments of other notes and contracts payable	(1.8)	(1.6)
Net activity related to noncontrolling interests	(1.1)	(0.6)
Net payments in connection with share-based compensation	(6.0)	(12.5)
Repurchases of Company shares	(30.4)	(108.0)
Payments of cash dividends	(53.8)	(55.7)
Cash provided by financing activities	423.7	544.1
Effect of exchange rate changes on cash	1.6	0.3
Net increase in cash and cash equivalents	759.9	476.1
Cash and cash equivalents—Beginning of period	1,223.5	1,228.0
Cash and cash equivalents—End of period	$1,983.4	$1,704.1
Supplemental information:
Cash paid during the period for:
Interest	$25.9	$18.0
Premium taxes	$30.6	$44.3
Income taxes	$1.9	$6.7

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial information included in this report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Securities and Exchange Commission Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the First American Financial Corporation (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2022. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. All material intercompany transactions and balances have been eliminated upon consolidation.

Pending Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued updated guidance intended to increase the comparability of financial information across reporting entities that have investments in equity securities measured at fair value that are subject to contractual restrictions preventing the sale of those securities. The updated guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, as a result, should not be considered in measuring fair value. In addition, new disclosures are required about the nature of the restrictions and their remaining duration. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2023. The Company does not expect the adoption of this guidance to impact its condensed consolidated financial statements.

Note 2 –Trust Assets, Escrow and Other Deposits

The Company administers escrow deposits and trust assets as a service to its direct customers. Escrow deposits totaled $9.8 billion and $10.0 billion at March 31, 2023 and December 31, 2022, respectively, of which $4.9 billion and $4.6 billion, respectively, were held at First American Trust, FSB (“FA Trust”). The remaining deposits were held at third-party financial institutions.

Trust assets held or managed by FA Trust totaled $4.1 billion at March 31, 2023 and December 31, 2022. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.2 billion and $2.8 billion at March 31, 2023 and December 31, 2022, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $1.3 billion and $1.1 billion at March 31, 2023 and December 31, 2022, respectively, of which $0.9 billion and $0.7 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

Deposit balances held at FA Trust are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.

Note 3 – Debt Securities

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated
(in millions)	cost	Gains	Losses	fair value
March 31, 2023
U.S. Treasury bonds	$226.1	$0.5	$(5.4)	$221.2
Municipal bonds	1,397.1	5.8	(153.8)	1,249.1
Foreign government bonds	206.6	0.7	(11.2)	196.1
Governmental agency bonds	246.8	—	(16.3)	230.5
Governmental agency mortgage-backed securities	5,023.0	3.8	(581.9)	4,444.9
U.S. corporate debt securities	906.3	3.0	(71.0)	838.3
Foreign corporate debt securities	472.3	2.5	(30.2)	444.6
	$8,478.2	$16.3	$(869.8)	$7,624.7
December 31, 2022
U.S. Treasury bonds	$308.5	$1.4	$(7.1)	$302.8
Municipal bonds	1,670.6	3.2	(195.1)	1,478.7
Foreign government bonds	208.0	0.1	(14.4)	193.7
Governmental agency bonds	247.9	—	(19.3)	228.6
Governmental agency mortgage-backed securities	5,253.4	1.7	(652.7)	4,602.4
U.S. corporate debt securities	1,004.4	1.5	(84.5)	921.4
Foreign corporate debt securities	476.8	1.6	(36.4)	442.0
	$9,169.6	$9.5	$(1,009.5)	$8,169.6

Sales of debt securities resulted in realized gains of $5.5 million and $3.5 million, realized losses of $10.0 million and $4.3 million and proceeds of $715.5 million and $296.2 million for the three months ended March 31, 2023 and 2022, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities in an unrealized loss position, and their respective length of time in such position, are as follows:

	Less than 12 months		12 months or longer		Total
(in millions)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2023
U.S. Treasury bonds	$40.1	$(0.1)	$55.5	$(5.3)	$95.6	$(5.4)
Municipal bonds	299.8	(5.9)	794.6	(147.9)	1,094.4	(153.8)
Foreign government bonds	45.3	(0.4)	96.8	(10.8)	142.1	(11.2)
Governmental agency bonds	146.2	(3.3)	84.1	(13.0)	230.3	(16.3)
Governmental agency mortgage-backed securities	1,004.1	(53.3)	3,230.9	(528.6)	4,235.0	(581.9)
U.S. corporate debt securities	142.4	(4.3)	582.4	(66.7)	724.8	(71.0)
Foreign corporate debt securities	85.3	(2.6)	268.2	(27.6)	353.5	(30.2)
	$1,763.2	$(69.9)	$5,112.5	$(799.9)	$6,875.7	$(869.8)
December 31, 2022
U.S. Treasury bonds	$108.0	$(1.4)	$49.5	$(5.7)	$157.5	$(7.1)
Municipal bonds	813.4	(55.8)	540.0	(139.3)	1,353.4	(195.1)
Foreign government bonds	142.1	(5.9)	45.7	(8.5)	187.8	(14.4)
Governmental agency bonds	172.7	(8.2)	55.8	(11.1)	228.5	(19.3)
Governmental agency mortgage-backed securities	1,859.6	(141.4)	2,626.8	(511.3)	4,486.4	(652.7)
U.S. corporate debt securities	528.3	(38.2)	325.2	(46.3)	853.5	(84.5)
Foreign corporate debt securities	241.6	(17.5)	137.1	(18.9)	378.7	(36.4)
	$3,865.7	$(268.4)	$3,780.1	$(741.1)	$7,645.8	$(1,009.5)

Based on the Company’s review of its debt securities in an unrealized loss position it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at March 31, 2023. As of March 31, 2023, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

In determining credit losses on its debt securities in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, yield to maturity, profitability and stock performance.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at March 31, 2023, by contractual maturities, are as follows:

(in millions)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$144.4	$70.8	$4.5	$6.4	$226.1
Estimated fair value	$144.3	$66.6	$4.0	$6.3	$221.2
Municipal bonds
Amortized cost	10.7	257.0	564.4	565.0	1,397.1
Estimated fair value	10.7	237.2	494.2	507.0	1,249.1
Foreign government bonds
Amortized cost	30.8	97.8	68.7	9.3	206.6
Estimated fair value	30.6	96.7	60.6	8.2	196.1
Governmental agency bonds
Amortized cost	25.8	157.6	6.7	56.7	246.8
Estimated fair value	25.4	152.1	6.0	47.0	230.5
U.S. corporate debt securities
Amortized cost	9.3	646.1	191.0	59.9	906.3
Estimated fair value	9.2	596.6	182.1	50.4	838.3
Foreign corporate debt securities
Amortized cost	18.5	313.6	101.3	38.9	472.3
Estimated fair value	18.2	295.4	96.5	34.5	444.6
Total debt securities (excluding mortgage-backed securities)
Amortized cost	$239.5	$1,542.9	$936.6	$736.2	$3,455.2
Estimated fair value	$238.4	$1,444.6	$843.4	$653.4	$3,179.8
Total mortgage-backed securities
Amortized cost					5,023.0
Estimated fair value					4,444.9
Total debt securities
Amortized cost					$8,478.2
Estimated fair value					$7,624.7

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio at March 31, 2023, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$221.2	100.0%	$—	—%	$—	—%	$221.2
Municipal bonds	1,200.0	96.1	48.8	3.9	0.3	—	1,249.1
Foreign government bonds	190.5	97.1	4.9	2.5	0.7	0.4	196.1
Governmental agency bonds	230.5	100.0	—	—	—	—	230.5
Governmental agency mortgage- backed securities	4,444.9	100.0	—	—	—	—	4,444.9
U.S. corporate debt securities	386.2	46.1	316.8	37.8	135.3	16.1	838.3
Foreign corporate debt securities	196.9	44.3	211.4	47.5	36.3	8.2	444.6
	$6,870.2	90.1%	$581.9	7.6%	$172.6	2.3%	$7,624.7

Included in debt securities at March 31, 2023, were bank loans totaling $129.9 million, of which $124.9 million were non-investment grade; high yield corporate debt securities totaling $44.8 million, all of which were non-investment grade; and emerging market debt securities totaling $45.5 million, of which $2.6 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at March 31, 2023, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$95.6	100.0%	$—	—%	$—	—%	$95.6
Municipal bonds	1,056.8	96.6	37.3	3.4	0.3	—	1,094.4
Foreign government bonds	140.1	98.6	1.3	0.9	0.7	0.5	142.1
Governmental agency bonds	230.3	100.0	—	—	—	—	230.3
Governmental agency mortgage- backed securities	4,235.0	100.0	—	—	—	—	4,235.0
U.S. corporate debt securities	356.2	49.1	265.4	36.6	103.2	14.3	724.8
Foreign corporate debt securities	164.5	46.5	160.0	45.3	29.0	8.2	353.5
	$6,278.5	91.3%	$464.0	6.7%	$133.2	2.0%	$6,875.7

Debt securities in an unrealized loss position at March 31, 2023, included bank loans totaling $89.0 million, of which $86.9 million were non-investment grade; high yield corporate debt securities totaling $43.8 million, all of which were non-investment grade; and emerging market debt securities totaling $38.9 million, of which $2.2 million were non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 4 – Equity Securities

Investments in equity securities, by classification, are summarized as follows:

(in millions)	March 31, 2023	December 31, 2022
Marketable equity securities	$315.2	$279.5
Non-marketable equity securities	384.7	395.8
Equity method investments	74.0	78.9
	$773.9	$754.2

Investments in marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized losses	Estimated fair value
March 31, 2023
Common stocks	$348.8	$(44.9)	$303.9
Preferred stocks	15.3	(4.0)	11.3
	$364.1	$(48.9)	$315.2
December 31, 2022
Common stocks	$323.7	$(55.6)	$268.1
Preferred stocks	15.3	(3.9)	11.4
	$339.0	$(59.5)	$279.5

Net gains of $12.4 million and net losses of $65.0 million resulting from changes in the fair values of marketable equity securities were recognized for the three months ended March 31, 2023 and 2022, respectively, which included net unrealized gains of $11.7 million and net unrealized losses of $64.7 million on securities still held at March 31, 2023 and 2022, respectively. Included in net losses during the three months ended March 31, 2022 were unrealized losses of $44.0 million related to changes in the fair value of the Company’s investment in Offerpad Solutions Inc. (“Offerpad”), a tech-enabled real estate company.

During the three months ended March 31, 2023, the Company paid $25.0 million for warrants to purchase additional shares of Offerpad common stock and, on March 28, 2023, the Company exercised its warrants to purchase 44.7 million shares of Offerpad common stock. The carrying amount of the Company’s investment in Offerpad at March 31, 2023 and December 31, 2022, totaled $40.5 million and $14.8 million, respectively.

Investments in non-marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized gains	Carrying amount
March 31, 2023	$313.3	$71.4	$384.7
December 31, 2022	$307.2	$88.6	$395.8

The Company recognized unrealized losses of $17.2 million, which included impairment charges of $12.9 million for the three months ended March 31, 2023, all related to its investments in private venture-stage companies. For the three months ended March 31, 2022, the Company recognized $11.1 million of unrealized losses related to its investments in private venture-stage companies. All such unrealized losses and gains related to securities still held at March 31, 2023 and 2022.

Also, during the three months ended March 31, 2022, the Company realized a gain of $51.1 million and cash proceeds of $63.0 million related to the sale of an investment in a title insurance business.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 5 – Allowance for Credit Losses – Accounts Receivable

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Balance at beginning of period	$21.3	$14.0
Provision for expected credit losses	0.7	2.3
Write-offs/recoveries	(1.4)	(2.0)
Balance at end of period	$20.6	$14.3

Note 6 – Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the three months ended March 31, 2023, is as follows:

(in millions)	Title Insurance and Services	Home Warranty	Total
Balance at beginning of period	$1,757.3	$40.9	$1,798.2
Acquisitions	6.3	—	6.3
Foreign currency translation	0.7	—	0.7
Balance at end of period	$1,764.3	$40.9	$1,805.2

The Company did not record any goodwill impairment losses during the three months ended March 31, 2023.

Note 7 – Other Intangible Assets

Other intangible assets are summarized as follows:

(in millions)	March 31, 2023	December 31, 2022
Finite-lived intangible assets:
Customer relationships	$191.1	$191.0
Noncompete agreements	29.6	33.8
Trademarks	70.6	70.6
Internal-use software licenses	22.4	24.0
Patents	2.8	2.8
	316.5	322.2
Accumulated amortization	(148.3)	(145.3)
	168.2	176.9
Indefinite-lived intangible assets:
Licenses	16.9	16.9
	$185.1	$193.8

Amortization expense for finite-lived intangible assets was $13.5 million and $14.9 million for the three months ended March 31, 2023 and 2022, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in millions)
Remainder of 2023	$36.4
2024	$33.8
2025	$26.5
2026	$25.8
2027	$11.5
2028	$7.1

Note 8 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Balance at beginning of period	$1,325.3	$1,283.8
Provision related to:
Current year	83.1	115.2
Prior years	(0.8)	7.2
	82.3	122.4
Payments, net of recoveries, related to:
Current year	31.1	32.5
Prior years	64.1	68.3
	95.2	100.8
Other	2.1	(4.7)
Balance at end of period	$1,314.5	$1,300.7

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 3.5% and 4.0% for the three months ended March 31, 2023 and 2022, respectively. The current year rate of 3.5% reflects an ultimate loss rate of 3.75% for the current policy year and a net decrease in loss reserve estimates for prior policy years of 0.25%, or $2.5 million. The 4.0% rate for the first quarter of 2022 reflected the ultimate loss rate for the 2022 policy year and no change in loss reserve estimates for prior policy years.

A summary of the Company’s loss reserves is as follows:

(dollars in millions)	March 31, 2023		December 31, 2022
Known title claims	$61.2	4.6%	$62.1	4.7%
Incurred but not reported claims	1,202.2	91.5%	1,207.2	91.1%
Total title claims	1,263.4	96.1%	1,269.3	95.8%
Non-title claims	51.1	3.9%	56.0	4.2%
Total loss reserves	$1,314.5	100.0%	$1,325.3	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 22.8% and 24.4% for the three months ended March 31, 2023 and 2022, respectively. The effective income tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense.

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

As of March 31, 2023 and December 31, 2022, the liability for income taxes associated with uncertain tax positions was $3.5 million and $3.2 million, respectively. The increase in the liability during 2023 was primarily attributable to positions taken on the Company’s tax returns for prior years. The liability as of March 31, 2023 and December 31, 2022 could be reduced by $2.4 million and $2.2 million, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments, and state income taxes. The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties, net of tax benefits, related to uncertain tax positions were not material as of March 31, 2023 and December 31, 2022.

It is reasonably possible that the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may increase or decrease within the next 12 months. Any such change may be the result of either ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. As of March 31, 2023, the Company is, generally, no longer subject to U.S. federal or state income tax examinations for the years prior to 2019, and, for non-U.S. jurisdictions, income tax examinations for years prior to 2014.

On August 16, 2022, the Inflation Reduction Act was signed into law. The Inflation Reduction Act includes various tax provisions, which are effective for tax years beginning on or after January 1, 2023, including a 15% minimum income tax on certain large corporations and a 1% excise tax on corporate stock repurchases. These tax law changes did not have a material impact on the Company’s condensed consolidated financial statements as of March 31, 2023.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2023	2022
Numerator
Net income attributable to the Company	$45.9	$97.9
Denominator
Basic weighted-average shares	104.5	110.4
Effect of dilutive restricted stock units (“RSUs”)	0.3	0.4
Diluted weighted-average shares	104.8	110.8
Net income per share attributable to the Company’s stockholders
Basic	$0.44	$0.89
Diluted	$0.44	$0.88

For the three months ended March 31, 2023, 333 thousand RSUs and 37 thousand performance restricted stock units (“PRSUs”) were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect. For the three months ended March 31, 2022, 12 thousand RSUs were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect.

Note 11 – Employee Benefit Plans

Net periodic benefit costs related to the Company’s unfunded supplemental benefit pension plans are summarized as follows:

	Three Months Ended March 31,
(in millions)	2023	2022
Expense:
Interest costs	$2.5	$1.5
Amortization of net actuarial loss	0.5	1.5
Amortization of prior service cost	—	0.1
	$3.0	$3.1

The Company contributed $3.7 million to its unfunded supplemental benefit pension plans during the three months ended March 31, 2023 and expects to contribute an additional $12.0 million during the remainder of 2023.

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of March 31, 2023 and December 31, 2022:

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2023
Assets:
Debt securities:
U.S. Treasury bonds	$221.2	$—	$221.2	$—
Municipal bonds	1,249.1	—	1,249.1	—
Foreign government bonds	196.1	—	196.1	—
Governmental agency bonds	230.5	—	230.5	—
Governmental agency mortgage-backed securities	4,444.9	—	4,444.9	—
U.S. corporate debt securities	838.3	—	838.3	—
Foreign corporate debt securities	444.6	—	444.6	—
	7,624.7	—	7,624.7	—
Equity securities:
Common stocks	303.9	303.9	—	—
Preferred stocks	11.3	11.3	—	—
	315.2	315.2	—	—
Mortgage loans held for sale	13.9	—	12.6	1.3
Total	$7,953.8	$315.2	$7,637.3	$1.3

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Debt securities:
U.S. Treasury bonds	$302.8	$—	$302.8	$—
Municipal bonds	1,478.7	—	1,478.7	—
Foreign government bonds	193.7	—	193.7	—
Governmental agency bonds	228.6	—	228.6	—
Governmental agency mortgage-backed securities	4,602.4	—	4,602.4	—
U.S. corporate debt securities	921.4	—	921.4	—
Foreign corporate debt securities	442.0	—	442.0	—
	8,169.6	—	8,169.6	—
Equity securities:
Common stocks	268.1	268.1	—	—
Preferred stocks	11.4	11.4	—	—
	279.5	279.5	—	—
Mortgage loans held for sale	15.9	—	13.9	2.0
Total	$8,465.0	$279.5	$8,183.5	$2.0

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of March 31, 2023 and December 31, 2022:

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
March 31, 2023
Assets:
Cash and cash equivalents	$1,983.4	$1,983.4	$1,983.4	$—	$—
Deposits with banks	$53.5	$53.0	$4.6	$48.4	$—
Notes receivable, net	$11.5	$11.0	$—	$—	$11.0
Secured financings receivable	$595.3	$595.3	$—	$595.3	$—
Liabilities:
Secured financings payable	$502.9	$502.9	$—	$502.9	$—
Notes and contracts payable	$1,394.5	$1,210.7	$—	$1,207.6	$3.1

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Cash and cash equivalents	$1,223.5	$1,223.5	$1,223.5	$—	$—
Deposits with banks	$63.4	$62.7	$8.5	$54.2	$—
Notes receivable, net	$10.7	$10.6	$—	$—	$10.6
Secured financings receivable	$422.7	$422.7	$—	$422.7	$—
Liabilities:
Secured financings payable	$366.3	$366.3	$—	$366.3	$—
Notes and contracts payable	$1,645.8	$1,404.4	$—	$1,400.6	$3.8

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 13 – Share-Based Compensation

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Three Months Ended March 31,
(in millions)	2023	2022
Expense:
RSUs	$19.0	$39.1
PRSUs	1.8	2.0
Employee stock purchase plan	2.2	2.2
	$23.0	$43.3

The following table summarizes RSU and PRSU activity for the three months ended March 31, 2023:

(in millions, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2022	0.9	$63.01
Granted during 2023	0.6	$64.18
Vested during 2023	(0.6)	$62.66
Unvested at March 31, 2023	0.9	$64.09

In March 2023, the Company’s board of directors approved an amendment and restatement of the Company's 2020 Incentive Compensation Plan (the “Incentive Compensation Plan”), effective May 9, 2023. The Incentive Compensation Plan, which is subject to stockholder approval, increases the maximum number of shares of Company common stock available for grant from 4.3 million to 6.5 million.

Note 14 – Stockholders’ Equity

The Company maintains a stock repurchase plan with authorization up to $400.0 million, of which $256.2 million remained as of March 31, 2023. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the three months ended March 31, 2023, the Company repurchased and retired 0.6 million shares of its common stock for a total purchase price of $30.4 million and, as of March 31, 2023, had repurchased and retired 2.7 million shares of its common stock under the current authorization for a total purchase price of $143.8 million.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 15 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the three months ended March 31, 2023:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(751.6)	$(82.1)	$(35.2)	$(868.9)
Change in unrealized gains (losses) on debt securities	146.5	—	—	146.5
Change in foreign currency translation adjustment	—	2.6	—	2.6
Amortization of net actuarial loss	—	—	0.5	0.5
Tax effect	(36.4)	—	(0.2)	(36.6)
Balance at March 31, 2023	$(641.5)	$(79.5)	$(34.9)	$(755.9)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2023 and 2022:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended March 31, 2023
Pretax change before reclassifications	$142.0	$2.6	$—	$144.6
Reclassifications out of AOCI	4.5	—	0.5	5.0
Tax effect	(36.4)	—	(0.2)	(36.6)
Total other comprehensive income (loss), net of tax	$110.1	$2.6	$0.3	$113.0
Three Months Ended March 31, 2022
Pretax change before reclassifications	$(497.1)	$2.3	$—	$(494.8)
Reclassifications out of AOCI	0.7	—	1.6	2.3
Tax effect	124.8	—	(0.5)	124.3
Total other comprehensive income (loss), net of tax	$(371.6)	$2.3	$1.1	$(368.2)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Three Months Ended March 31,
(in millions)	2023	2022	Affected line items
Unrealized gains (losses) on debt securities:
Net realized (losses) gains on sales of debt securities	$(4.5)	$(0.7)	Net investment losses
Tax effect	$1.1	$0.2
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(0.5)	$(1.5)	Other operating expenses
Amortization of prior service cost	—	(0.1)	Other operating expenses
Pretax total	$(0.5)	$(1.6)
Tax effect	$0.2	$0.5

___________________________________________________________________________________________________________________________________

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
•
During the first quarter of 2023, the Company changed the name of its specialty insurance segment to the home warranty segment. In connection with this change, the Company reclassified all current year and prior year operating results related to the Company’s property and casualty insurance business, which no longer has policies in force, to the corporate segment. The home warranty segment sells products including residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period. This business currently operates in 35 states and the District of Columbia.
•
The Company’s corporate segment includes its investments in venture-stage companies, operating results of the property and casualty insurance business (as noted above), certain financing facilities and corporate services that support the Company’s business operations.

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended March 31, 2023:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,348.6	$88.2	$44.2	$66.3
Home Warranty	103.7	15.9	1.3	1.2
Corporate and Eliminations	(6.2)	(44.5)	—	—
	$1,446.1	$59.6	$45.5	$67.5

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$405.6	$590.4	$221.5	$124.6	$6.5	$1,348.6
Home Warranty	96.6	—	5.5	1.4	0.2	103.7
Corporate and Eliminations	—	—	(0.1)	8.0	(14.1)	(6.2)
	$502.2	$590.4	$226.9	$134.0	$(7.4)	$1,446.1

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the three months ended March 31, 2022:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,997.3	$219.5	$39.7	$48.8
Home Warranty	103.4	15.9	1.3	0.8
Corporate and Eliminations	(67.0)	(105.6)	—	—
	$2,033.7	$129.8	$41.0	$49.6

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income (losses)	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$665.9	$947.8	$301.2	$52.7	$29.7	$1,997.3
Home Warranty	101.1	—	2.8	1.0	(1.5)	103.4
Corporate and Eliminations	7.2	—	4.1	(7.5)	(70.8)	(67.0)
	$774.2	$947.8	$308.1	$46.2	$(42.6)	$2,033.7

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

CRITICAL ACCOUNTING ESTIMATES

A summary of the Company’s significant accounting policies that it considers to be the most dependent on the application of estimates and assumptions can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Pending Accounting Pronouncements

See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements.

Results of Operations

Summary

	Three Months Ended March 31,
(dollars in millions)	2023	2022	$ Change	% Change
Revenues by Segment
Title Insurance and Services	$1,348.6	$1,997.3	$(648.7)	(32.5)%
Home Warranty	103.7	103.4	0.3	0.3
Corporate and Eliminations	(6.2)	(67.0)	60.8	90.7
	$1,446.1	$2,033.7	$(587.6)	(28.9)%

A substantial portion of the revenues for the Company’s title insurance and services segment result from sales of, and refinancings of loans on, residential and commercial real estate. In the home warranty segment, revenues associated with the initial year of coverage are impacted by volatility in residential purchase transactions. Traditionally, the greatest volume of real estate activity, particularly residential purchase activity, has occurred in the spring and summer months. However, changes in interest rates, as well as other changes in general economic conditions in the United States and abroad, can cause fluctuations in the traditional pattern of real estate activity.

The Company’s total revenues decreased $587.6 million, or 28.9%, in the first quarter of 2023 when compared with the first quarter of 2022. This decrease was primarily attributable to a decline in agent premiums in the title insurance business of $357.4 million, or 37.7%, and a decrease in direct premiums and escrow fees in the title insurance business of $260.3 million, or 39.1%. In the title insurance and services segment, direct premiums and escrow fees from domestic commercial, residential purchase and residential refinance transactions decreased $93.7 million, or 38.7%, $88.9 million, or 31.7%, and $57.8 million, or 74.5%, respectively, in the first quarter of 2023 when compared to the first quarter of 2022.

According to the Mortgage Bankers Association’s April 17, 2023 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 51.7% in the first quarter of 2023 when compared with the first quarter of 2022. According to the MBA Forecast, the dollar amount of purchase originations decreased 29.9% and refinance originations decreased 78.6%. This volume of domestic residential mortgage origination activity contributed to a decrease in direct premiums and escrow fees for the Company’s direct title operations of 31.7% from domestic residential purchase transactions and a decrease of 74.5% from domestic refinance transactions in the first quarter of 2023 when compared with the first quarter of 2022.

During the first quarter of 2023, the level of domestic title orders opened per day by the Company’s direct title operations decreased 38.1% when compared with the first quarter of 2022. Residential purchase, refinance and commercial opened orders per day decreased 30.5%, 67.1%, and 27.9%, respectively, when compared with the first quarter of 2022.

The Company recorded net investment losses of $7.4 million in the first quarter of 2023, which included unrealized losses totaling $16.4 million related to the Company’s venture investment portfolio. Investments within the Company’s venture portfolio are expected from time to time to cause material fluctuations in the Company’s results of operations due to the recognition of gains or losses in connection with observable price changes, such as from liquidity events, subsequent equity sales, price changes in investments that trade publicly, or from impairment charges, which changes can be volatile.

During the first quarter of 2023, the Company changed the name of its specialty insurance segment to the home warranty segment. In connection with this change, the Company reclassified all current year and prior year operating results related to the Company’s property and casualty insurance business, which no longer has policies in force, to the corporate segment.

Title Insurance and Services

	Three Months Ended March 31,
(dollars in millions)	2023	2022	$ Change	% Change
Revenues
Direct premiums and escrow fees	$405.6	$665.9	$(260.3)	(39.1)%
Agent premiums	590.4	947.8	(357.4)	(37.7)
Information and other	221.5	301.2	(79.7)	(26.5)
Net investment income	124.6	52.7	71.9	136.4
Net investment gains	6.5	29.7	(23.2)	(78.1)
	1,348.6	1,997.3	(648.7)	(32.5)
Expenses
Personnel costs	458.8	583.1	(124.3)	(21.3)
Premiums retained by agents	469.0	757.8	(288.8)	(38.1)
Other operating expenses	224.1	305.3	(81.2)	(26.6)
Provision for policy losses and other claims	34.9	64.5	(29.6)	(45.9)
Depreciation and amortization	44.2	39.7	4.5	11.3
Premium taxes	13.5	22.9	(9.4)	(41.0)
Interest	15.9	4.5	11.4	253.3
	1,260.4	1,777.8	(517.4)	(29.1)
Income before income taxes	$88.2	$219.5	$(131.3)	(59.8)%
Pretax margins	6.5%	11.0%	(4.5)%	(40.9)%

Direct premiums and escrow fees were $405.6 million for the three months ended March 31, 2023, a decrease of $260.3 million, or 39.1%, when compared with the same period of the prior year. The decrease was due to reductions in the number of domestic title orders closed by the Company’s direct title operations, partially offset increases in domestic average revenues per order. Domestic average revenues per order closed was $3,428 for the three months ended March 31, 2023, an increase of 15.5% when compared with $2,969 for the three months ended March 31, 2022, which was due to a shift in mix from lower premium residential refinance and default transactions to higher premium commercial transactions, partially offset by a decrease in the average revenues per order from commercial transactions. The Company’s direct title operations closed 106,600 domestic title orders during the three months ended March 31, 2023, a decrease of 48.0% when compared with 205,100 domestic title orders closed during the same period of the prior year, which were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast. Domestic residential refinance and purchase orders closed per day decreased by 73.5% and 32.7%, respectively, for the three months ended March 31, 2023 when compared to the same period of the prior year.

Agent premiums were $590.4 million for the three months ended March 31, 2023, a decrease of $357.4 million, or 37.7%, when compared with the same period of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity. The decrease in agent premiums for the three months ended March 31, 2023 is generally consistent with the 36.4% decrease in the Company’s direct premiums and escrow fees in the fourth quarter of 2022 as compared with the fourth quarter of 2021.

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

Information and other revenues were $221.5 million for the three months ended March 31, 2023, a decrease of $79.7 million, or 26.5%, when compared with the same period of the prior year. The decrease was primarily due to decreases in the demand for the Company’s information products, post-close services and document generation services.

Net investment income totaled $124.6 million for the three months ended March 31, 2023, an increase of $71.9 million, or 136.4%, when compared with the same period of the prior year. The increase in investment income was primarily driven by higher short-term interest rates in the Company’s cash and investment portfolio and higher escrow and tax-deferred property exchange balances.

Net investment gains of $6.5 million for the three months ended March 31, 2023, were primarily attributable to changes in the fair values of marketable equity securities, partially offset by losses recognized on sales of debt securities. Net investment gains of $29.7 million for the three months ended March 31, 2022 were primarily attributable to a gain realized on the sale of an investment in a title insurance business, partially offset by changes in the fair values of marketable equity securities.

Personnel costs were $458.8 million for the three months ended March 31, 2023, a decrease of $124.3 million, or 21.3%, when compared with the same period of the prior year. The decrease was primarily attributable to lower incentive compensation resulting from lower revenue and profitability, lower share-based compensation related to restricted stock awards and a decline in salary and benefit expense driven by lower headcount.

Agents retained $469.0 million of title premiums generated by agency operations for the three months ended March 31, 2023, which compares with $757.8 million for the same period of the prior year. The percentage of title premiums retained by agents was 79.4% for the three months ended March 31, 2023, compared to 80.0% for the same period of the prior year.

Other operating expenses were $224.1 million for the three months ended March 31, 2023, a decrease of $81.2 million, or 26.6%, when compared with the same period of the prior year. The decrease was primarily attributable to lower production expense due to lower transaction volumes and a decline in professional services expense.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 3.5% and 4.0% for the three months ended March 31, 2023 and 2022, respectively. The current year rate of 3.5% reflects an ultimate loss rate of 3.75% for the current policy year and a net decrease in loss reserve estimates for prior policy years of 0.25%, or $2.5 million. The 4.0% rate for the first quarter of 2022 reflected the ultimate loss rate for the 2022 policy year and no change in loss reserve estimates for prior policy years.

Depreciation and amortization expense was $44.2 million for the three months ended March 31, 2023, an increase of $4.5 million, or 11.3%, when compared with the same period of the prior year. The increase was primarily due to higher amortization of software.

Premium taxes were $13.5 million for the three months ended March 31, 2023, a decrease of $9.4 million, or 41.0%, when compared with the same period of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees was 1.4% for the three months ended March 31, 2023 and 2022.

Interest expense was $15.9 million for the three months ended March 31, 2023, an increase of $11.4 million, or 253.3%, when compared with the same period of the prior year. The increase was primarily attributable to higher deposit balances at the Company's banking operations.

Pretax margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to the relatively high proportion of fixed costs in the title insurance business, pretax margins generally improve as closed order volumes increase. Pretax margins for the segment are also impacted by (1) net investment income and net investment gains or losses, which may not move in the same direction as closed order volumes, (2) the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity and (3) the percentage of title insurance premiums generated by agency operations as margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The title insurance and services segment recorded pretax margins of 6.5% and 11.0% for the three months ended March 31, 2023 and 2022, respectively.

Home Warranty

	Three Months Ended March 31,
(dollars in millions)	2023	2022	$ Change	% Change
Revenues
Direct premiums	$96.6	$101.1	$(4.5)	(4.5)%
Information and other	5.5	2.8	2.7	96.4
Net investment income	1.4	1.0	0.4	40.0
Net investment gains (losses)	0.2	(1.5)	1.7	113.3
	103.7	103.4	0.3	0.3
Expenses
Personnel costs	19.2	20.2	(1.0)	(5.0)
Other operating expenses	20.6	18.0	2.6	14.4
Provision for policy losses and other claims	45.7	46.9	(1.2)	(2.6)
Depreciation and amortization	1.3	1.3	—	—
Premium taxes	1.0	1.1	(0.1)	(9.1)
	87.8	87.5	0.3	0.3
Income before income taxes	$15.9	$15.9	$—	—%
Pretax margins	15.3%	15.4%	(0.1)%	(0.6)%

Direct premiums were $96.6 million for the three months ended March 31, 2023, a decrease of $4.5 million, or 4.5%, when compared with the same period of the prior year. The decrease was primarily attributable to lower unit sales in the real estate channel.

Information and other revenues were $5.5 million for the three months ended March 31, 2023, an increase of $2.7 million, or 96.4%, when compared with the same period of the prior year. The increase was primarily attributable to the addition of current year revenues from the Company’s real estate disclosure business previously reported in the title insurance and services segment.

Net investment gains were $0.2 million for the three months ended March 31, 2023 primarily due to increases in the fair values of marketable equity securities, partially offset by losses recognized on sales of debt securities. Net investment losses were $1.5 million for the three months ended March 31, 2022 and were primarily from changes in the fair values of marketable equity securities.

Personnel costs and other operating expenses was $39.8 million for the three months ended March 31, 2023, an increase of $1.6 million, or 4.2%, when compared with the same period of the prior year. The increase was primarily attributable to higher advertising expense, partially offset by lower share-based compensation related to restricted stock awards.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 47.3% and 46.4% for the three months ended March 31, 2023 and 2022, respectively. The increase in the claims rate was primarily attributable to higher claims severity, partially offset by lower claims frequency.

Premium taxes were $1.0 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively. Premium taxes as a percentage of premiums were 1.0% and 1.1% for the three months ended March 31, 2023 and 2022, respectively.

A large part of the revenues for the home warranty segment are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and therefore generally fluctuate with revenue. Accordingly, pretax margins (before loss expense) are relatively constant, although, as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pretax margins are also impacted by net investment income and net investment gains or losses, which may not move in the same direction as premium revenues. The home warranty segment recorded pretax margins of 15.3% and 15.4% for the three months ended March 31, 2023 and 2022, respectively.

Corporate

	Three Months Ended March 31,
(dollars in millions)	2023	2022	$ Change	% Change
Revenues
Direct premiums and escrow fees	$—	$7.2	$(7.2)	(100.0)%
Information and other	0.1	4.3	(4.2)	(97.7)
Net investment income (losses)	8.2	(7.5)	15.7	209.3
Net investment losses	(14.2)	(70.8)	56.6	79.9
	(5.9)	(66.8)	60.9	91.2
Expenses
Personnel costs	9.6	(1.6)	11.2	NM1
Other operating expenses	13.8	14.2	(0.4)	(2.8)
Provision for policy losses and other claims	1.8	10.9	(9.1)	(83.5)
Interest	13.4	15.3	(1.9)	(12.4)
	38.6	38.8	(0.2)	(0.5)%
Loss before income taxes	$(44.5)	$(105.6)	$61.1	(57.9)%

(1)
Not meaningful

As previously mentioned, all current year and prior year operating results for the Company’s property and casualty insurance business, which no longer has policies in force, have been reclassified to the corporate segment. As a result, for the three months ended March 31, 2023 direct premiums and escrow fees, information and other revenues and provision for policy losses and other claims decreased by $7.2 million, $4.2 million and $9.1 million, respectively, compared with the same period of the prior year.

Net investment income (losses) totaled gains of $8.2 million and losses of $7.5 million for the three months ended March 31, 2023 and 2022, respectively. The increase in net investment income for the three months ended March 31, 2023 was primarily attributable to higher earnings on investments associated with the Company’s deferred compensation plan when compared to the same periods of 2022.

Net investment losses totaled $14.2 million and $70.8 million for the three months ended March 31, 2023 and 2022, respectively, which related to fluctuations in the fair value of the Company’s venture investment portfolio.

Corporate personnel costs and other operating expenses were $23.4 million and $12.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase was primarily attributable to higher expenses reflecting higher returns on participant investments within the Company’s deferred compensation plan.

Interest expense totaled $13.4 million and $15.3 for the three months ended March 31, 2023 and 2022, respectively. The decrease was primarily attributable to the repayment of the Company's $250 million 4.30% senior unsecured notes, upon maturity, in February 2023.

Eliminations

The Company’s inter-segment eliminations were not material for the three months ended March 31, 2023 and 2022.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 22.8% and 24.4% for the three months ended March 31, 2023 and 2022, respectively. The difference in the effective tax rates is primarily due to the impact on state income taxes resulting from the relative proportion of income derived from the Company’s insurance and non-insurance businesses.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three months ended March 31, 2023 and 2022 was $46.0 million and $98.1 million, respectively. Net income attributable to the Company for the three months ended March 31, 2023 and 2022 was $45.9 million, or $0.44 per diluted share, and $97.9 million, or $0.88 per diluted share, respectively.

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

Cash used for operating activities totaled $92.3 million and cash provided by operating activities totaled $38.3 million for the three months ended March, 31, 2023 and 2022, respectively, after claim payments, net of recoveries, of $95.2 million and $100.8 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2023 and 2022 were advances and repayments related to secured financing transactions, purchases of debt and equity securities, dividends to common stockholders, repurchases of Company shares, capital expenditures, and for the three months ended March 31, 2023, repayment of senior unsecured notes. The principal nonoperating sources of cash and cash equivalents for the three months ended March 31, 2023 and 2022 were borrowings and collections related to secured financing transactions, proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The net effect of all activities on cash and cash equivalents were increases of $759.9 million and $476.1 million for the three months ended March 31, 2023 and 2022, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In March 2023, the Company paid a first quarter cash dividend of 52 cents per common share. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $400.0 million, of which $256.2 million remained as of March 31, 2023. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the three months ended March 31, 2023, the Company repurchased and retired 0.6 million shares of its common stock for a total purchase price of $30.4 million and, as of March 31, 2023, had repurchased and retired 2.7 million shares of its common stock under the current authorization for a total purchase price of $143.8 million.

Holding Company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of March 31, 2023, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2023, without prior approval from applicable regulators, was dividends of $700.0 million and loans and advances of $112.8 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of March 31, 2023, the holding company’s sources of liquidity included $166.7 million of cash and cash equivalents and $700 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

On February 1, 2023, the Company repaid its $250 million 4.30% senior unsecured notes, upon maturity, through available cash at the holding company.

Financing. The Company maintains a credit agreement with JPMorgan Chase Bank, N.A. in its capacity as administrative agent and the lenders party thereto. The credit agreement, which is comprised of a $700 million revolving credit facility, includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $350 million. Unless terminated earlier, the credit agreement will terminate on April 30, 2024. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds under the credit agreement may be used for general corporate purposes. At March 31, 2023, the Company had no outstanding borrowings under the facility.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements. The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•
FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions. At March 31, 2023, outstanding borrowings under these facilities totaled $502.9 million.
•
First American Trust, FSB (“FA Trust”), a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank, maintains access to the Federal Reserve's Discount Window and Bank Term Funding Program and has federal funds lines of credit with certain correspondent institutions. At March 31, 2023, no amounts were outstanding under any of these facilities.
•
First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At March 31, 2023, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 28.4% and 30.0% at March 31, 2023 and December 31, 2022, respectively. The Company’s adjusted debt to capitalization ratios, excluding secured financings payable of $502.9 million and $366.3 million and accumulated other comprehensive loss of $755.9 million and $868.9 million at March 31, 2023 and December 31, 2022, were 20.1% and 22.9%, respectively.

Investment Portfolio. The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of March 31, 2023, 96% of the Company’s investment portfolio consisted of debt securities, of which 68% were either United States government-backed or rated AAA and 98% were either rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s debt securities portfolio at March 31, 2023, see Note 3 Debt Securities to the condensed consolidated financial statements.

In addition to its debt and marketable equity securities portfolio, the Company maintains investments in non-marketable equity securities and securities accounted for under the equity method. For further information on the Company’s equity securities, see Note 4 Equity Securities to the condensed consolidated financial statements.

Off-balance sheet arrangements. The Company administers escrow deposits and trust assets as a service to its direct customers. Escrow deposits totaled $9.8 billion and $10.0 billion at March 31, 2023 and December 31, 2022, respectively, of which $4.9 billion and $4.6 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions.

Trust assets held or managed by FA Trust totaled $4.1 billion at March 31, 2023 and December 31, 2022. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.2 billion and $2.8 billion at March 31, 2023 and December 31, 2022, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $1.3 billion and $1.1 billion at March 31, 2023 and December 31, 2022, respectively, of which $0.9 billion and $0.7 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

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

There have been no material changes in the Company’s market risks since the filing of its Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of March 31, 2023, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

STRATEGIC RISK FACTORS

1.
The Company’s risk management framework could prove inadequate, which could adversely affect the Company

The Company’s risk management framework is designed to identify, monitor and mitigate risks that could have a negative impact on the Company’s financial condition or reputation. This framework includes departments or groups dedicated to enterprise risk management, treasury management, information security, disaster recovery and other information technology-related risks, business continuity, legal and compliance, compensation structures and other human resources matters, vendor management and internal audit, among others. Many of the processes overseen by these departments function at the enterprise level, but many also function through, or rely to a certain degree upon, risk mitigation efforts in local operating groups. This is especially the case with respect to the Company’s operations outside of the United States and recently acquired businesses, which may not be fully integrated into the Company’s risk management framework. Similarly, with respect to the risks the Company assumes in the ordinary course of its business through the issuance of title insurance policies and the provision of related products and services, the Company employs localized, as well as centralized risk mitigation efforts. These efforts include the implementation of underwriting policies and procedures, automated underwriting and other risk-decisioning tools and other mechanisms for assessing and managing risk. Underwriting title insurance policies and making other risk-assumption decisions frequently involves a substantial degree of individual judgment and, accordingly, underwriters are maintained at the state, regional, divisional, and corporate levels with varying degrees of underwriting authority. These individuals may be encouraged by customers or others to assume risks or to expeditiously make risk determinations. If the Company’s risk mitigation efforts prove inadequate, the Company could be adversely affected.

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

Certain of these circumstances, particularly when combined with declining real estate values and the increase in foreclosures that often results therefrom, also tend to adversely impact the Company’s title claims experience. National inventory levels for residential have been declining over the past several years and remain below historical average levels. Combined with the rapidly rising mortgage interest rates in 2022 that decreased demand, the number of residential purchase transactions declined year over year. Residential refinance activity is also strongly correlated with changes in mortgage interest rates and rising mortgage rates during 2022, expectedly, had an adverse impact on the Company’s refinance business that is expected to continue for so long as mortgage rates continue to rise or if they subsequently remain high relative to the interest rates of outstanding mortgages. Higher interest rates also negatively impacted commercial transactions in the latter half of 2022 and the first quarter of 2023 and will likely continue to impact our volumes in 2023.

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

7.
Climate change, severe weather conditions, health crises, terrorist attacks and other catastrophe events could adversely affect the Company

Climate change, global or extensive health crises, severe weather, terrorist attacks and other catastrophe events and responses to these events could adversely affect the Company. The extent to which these catastrophe events and responses to them impact the Company’s business, operations and financial results will depend on numerous factors that the Company may not be able to accurately predict, including: the duration and scope of the catastrophe event and restrictions and responses to it; the impact of the catastrophe event on economic activity and actions taken in response, including the efficacy of governmental and other relief efforts or countermeasures; the effect on participants in real estate transactions and the demand for the Company’s products and services.

The Company’s home warranty business has been and may be impacted by increases in the frequency of severe weather events. Home warranty claims, including those pertaining to climate control units, tend to rise as temperatures become extreme, especially in geographies where extreme temperatures are infrequent. In response to the coronavirus pandemic, the Company made changes to the way it conducted business, including by altering certain underwriting practices, production processes, employee working arrangements and employee engagement efforts. Some of these changes have altered employee, client and other expectations and are expected to alter the way the Company conducts business and engages with its employees over an extended period of time, and, in some cases, permanently. Certain of these changes could result in increased claims and expose the Company to other risks. In addition, the Company manages its financial exposure for losses in its title insurance business with third-party reinsurance. Catastrophe events could adversely affect the cost and availability of that reinsurance. Moreover, to the extent climate change, health crises, terrorist attacks, severe weather conditions and other catastrophe events impact companies or municipalities whose securities the Company invests in, the value of its investments may also decrease due to these factors.

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

11.
The issuance of the Company’s title insurance policies and related activities by independent title agents could adversely affect the Company

The Company’s title insurance subsidiaries issue a significant portion of their policies through title agents that usually operate with substantial independence from the Company. There is no guarantee that these title agents will fulfill their contractual obligations to the Company, which contracts include limitations that are designed to limit the Company’s risk with respect to their activities. In addition, regulators are increasingly seeking to hold the Company responsible for the actions of these title agents and, under certain circumstances, the Company may be held liable directly to third parties for actions (including defalcations) or omissions of these agents. Case law in certain states also suggests that the Company is liable for the actions or omissions of its agents in those states, regardless of contractual limitations. As a result, the Company’s use of title agents could result in increased claims on the Company’s policies issued through agents and an increase in other costs and expenses.

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

These systems have been subject to, and are likely to continue to be the target of, malware, cyberattacks and cyberterrorism, ransomware attacks, phishing attacks, unauthorized access, online and offline fraud and other malicious activity. These attacks are prevalent, continue to increase in frequency and sophistication, and are increasingly difficult to detect. Moreover, the Company’s employees working remotely are more susceptible to social engineering attacks, intrusions and other malicious activity, and this risk has increased given that a substantial number of the Company’s employees are working remotely or in hybrid work arrangements following the onset of the coronavirus pandemic. These systems also have known and unknown vulnerabilities. Once identified, the Company’s information technology and information security personnel seek to remediate these vulnerabilities based on the level of risk presented. For a number of reasons, including the introduction of new vulnerabilities, resource constraints, competing business demands and dependence on third parties, a number of unremediated vulnerabilities will always exist. Remediation of some vulnerabilities are outside of the control of the Company and third-party remediation efforts may not be timely provided or implemented or otherwise adequate, even when the level of risk is critical or high. Further, certain other potential causes of system damage or other negative system-related events are wholly or partially beyond the Company’s control, such as natural disasters, vendor failures to satisfy service level requirements and power or telecommunications failures. These circumstances could expose the Company to system-related damages, failures, interruptions, cyberattacks and other negative events or could otherwise disrupt the Company’s business and could also result in the loss or unauthorized release, gathering, monitoring or destruction of confidential, proprietary and other information pertaining to the Company, its customers, employees, agents or suppliers. The Company had an information security incident that occurred during the second quarter of 2019 involving unauthorized access to non-public personal information as a result of a vulnerability in one of the Company’s applications. The risk associated with any subsequent incidents, particularly the risk of damage to the Company’s reputation, is heightened as a result of the 2019 incident.

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

14.
The Company’s failure to recruit and retain qualified employees may adversely affect the business

The Company’s continued success depends, in large part, on its ability to hire and retain qualified people. Competition for highly qualified people is significant, and there is no assurance that the Company will be successful in attracting, training or retaining people. In many areas of the Company, employees may work remotely or in hybrid situations. Over the long-term, the Company may not successfully adapt to this varied work environment in a manner that maintains a healthy and vibrant Company culture or that results in the Company being viewed as an employer of choice. If the Company is unable to attract and retain qualified people, its business and operations may be impaired or disrupted.

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

FINANCIAL RISK FACTORS

20.
Failures at financial institutions at which the Company deposits funds could adversely affect the Company

The Company deposits substantial funds in financial institutions. These funds include amounts owned by third parties, such as escrow deposits, like-kind exchange deposits and investor, mortgagor and subservicer deposits. Should one or more of the financial institutions at which deposits are maintained fail, there is no guarantee that the Company would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise. In the event of any such failure, the Company also could be held liable for the funds owned by third parties. Volatility in the banking sector, resulting in part from the recent failures of financial institutions, may lead to a heightened risk of failures of other financial institutions at which the Company maintains deposits. Such failures may be difficult to predict and the Company may not be able to react in a sufficiently timely manner to avoid adverse effects on the Company.

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

25.
As a holding company, the Company depends on distributions from its subsidiaries, and if distributions from its subsidiaries are materially impaired, the Company’s ability to declare and pay dividends may be adversely affected; in addition, insurance and other regulations limit the amount of dividends, loans and advances available from the Company’s insurance subsidiaries

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends to its stockholders. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. See Item 2 – MD&A – Liquidity and Capital Resources for details on dividend restrictions.

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

28.
The Company may be susceptible to claims of infringement and may not be able to adequately protect its intellectual property

The Company relies on a combination of patents, trademarks, copyrights, trade secret laws, non-disclosure agreements, contractual provisions and systems of internal safeguards to protect its intellectual property. As the Company expands its utilization of innovative technologies, processes and techniques in the production and delivery of its products and services, the Company may increasingly have to litigate to enforce and protect its intellectual property rights, which may divert Company resources, cause reputational harm to the Company or result in other adverse consequences, including a loss of competitive advantage, and there is no guarantee that such protection and enforcement efforts would be successful. In addition, third parties may allege that the Company’s operations or activities infringe on their intellectual property rights, including through the Company’s use of software containing open source code, which may expose the Company to third-party claims of ownership of, or demands for the release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. Many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, adversely affect the Company’s business. Infringement claims may give rise to litigation, which could result in damages, injunctions prohibiting the Company from providing certain products or services, entry into costly licensing arrangements or other adverse consequences.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2023, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program approved by the Company’s board of directors in June 2022, which program has no expiration date, the Company may repurchase up to $400.0 million of the Company’s issued and outstanding common stock. The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table. Prices in column (b) include commissions. Cumulatively, as of March 31, 2023, the Company had repurchased $143.8 million (including commissions) of its shares authorized under the share repurchase program and had the authority to repurchase an additional $256.2 million (including commissions) under that program.

(dollars in millions, except average price paid per share)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2023	109,134	$56.34	109,134	$280.4
February 1, 2023 to February 28, 2023	54,586	57.93	54,586	277.3
March 1, 2023 to March 31, 2023	391,804	53.87	391,804	256.2
Total	555,524	$54.75	555,524	$256.2

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

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: April 27, 2023	By	/s/ Kenneth D. DeGiorgio
Kenneth D. DeGiorgio
Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2023	By	/s/ Mark E. Seaton
Mark E. Seaton
Executive Vice President, Chief Financial Officer (Principal Financial Officer)