Form 10-Q
period 2023-06-30
First American Financial Corp
filed 2023-07-28
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On July 24, 2023 there were 103,086,440 shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in millions, except par values)

(unaudited)

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$2,245.9	$1,223.5
Accounts and accrued income receivable, less allowance for credit losses of $20.9 and $21.3	385.0	367.1
Income taxes receivable	27.5	22.0
Investments:
Deposits with banks	55.9	63.4
Debt securities (amortized cost of $8,413.5 and $9,169.6; pledged of $96.8 and $86.0)	7,454.5	8,169.6
Equity securities	867.1	754.2
	$8,377.5	$8,987.2
Secured financings receivable	694.4	422.7
Property and equipment, net	699.7	636.9
Operating lease assets	243.9	248.0
Title plants and other indexes	644.0	639.8
Deferred income taxes	54.5	54.5
Goodwill	1,802.3	1,798.2
Other intangible assets, net	174.4	193.8
Other assets	381.8	361.6
	$15,730.9	$14,955.3
Liabilities and Equity
Deposits	6,309.4	5,519.7
Accounts payable and accrued liabilities	789.7	915.0
Deferred revenue	193.2	196.9
Reserve for known and incurred but not reported claims	1,322.2	1,325.3
Income taxes payable	68.5	10.0
Deferred income taxes	18.8	18.8
Operating lease liabilities	263.2	269.3
Secured financings payable	585.7	366.3
Notes and contracts payable	1,393.3	1,645.8
	$10,944.0	$10,267.1
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares; Outstanding—103.2 shares and 103.2 shares	—	—
Additional paid-in capital	1,800.2	1,812.4
Retained earnings	3,796.2	3,721.3
Accumulated other comprehensive loss	(824.0)	(868.9)
Total stockholders’ equity	$4,772.4	$4,664.8
Noncontrolling interests	14.5	23.4
Total equity	$4,786.9	$4,688.2
	$15,730.9	$14,955.3

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Direct premiums and escrow fees	$615.3	$896.5	$1,117.5	$1,670.7
Agent premiums	624.7	937.2	1,215.1	1,885.0
Information and other	250.3	310.1	477.2	618.2
Net investment income	150.3	52.4	284.3	98.6
Net investment gains (losses) (realized of $(2.8), $44.3, $(7.3), $43.6)	6.3	(133.7)	(1.1)	(176.3)
	1,646.9	2,062.5	3,093.0	4,096.2
Expenses
Personnel costs	514.5	618.3	1,002.1	1,220.0
Premiums retained by agents	496.4	748.2	965.4	1,506.0
Other operating expenses	272.5	343.3	531.0	680.7
Provision for policy losses and other claims	89.5	126.5	171.8	248.9
Depreciation and amortization	46.1	41.6	91.6	82.6
Premium taxes	15.5	23.5	30.0	47.4
Interest	34.3	19.7	63.4	39.4
	1,468.8	1,921.1	2,855.3	3,825.0
Income before income taxes	178.1	141.4	237.7	271.2
Income taxes	41.7	31.2	55.3	62.9
Net income	136.4	110.2	182.4	208.3
Less: Net (loss) income attributable to noncontrolling interests	(2.1)	1.4	(2.0)	1.6
Net income attributable to the Company	$138.5	$108.8	$184.4	$206.7
Net income per share attributable to the Company's stockholders (Note 11):
Basic	$1.33	$1.01	$1.77	$1.89
Diluted	$1.33	$1.01	$1.76	$1.89
Cash dividends per share	$0.52	$0.51	$1.04	$1.02
Weighted-average common shares outstanding (Note 11):
Basic	104.3	107.9	104.4	109.1
Diluted	104.5	108.1	104.6	109.4

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$136.4	$110.2	$182.4	$208.3
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on debt securities	(79.7)	(266.8)	30.4	(638.4)
Foreign currency translation adjustment	11.2	(24.5)	13.8	(22.2)
Pension benefit adjustment	0.4	1.1	0.7	2.2
Total other comprehensive (loss) income, net of tax	(68.1)	(290.2)	44.9	(658.4)
Comprehensive income (loss)	68.3	(180.0)	227.3	(450.1)
Less: Comprehensive (loss) income attributable to noncontrolling interests	(2.1)	1.4	(2.0)	1.6
Comprehensive income (loss) attributable to the Company	$70.4	$(181.4)	$229.3	$(451.7)

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2022	103.2	$—	$1,812.4	$3,721.3	$(868.9)	$4,664.8	$23.4	$4,688.2
Net income for three months ended March 31, 2023	—	—	—	45.9	—	45.9	0.1	46.0
Dividends on common shares	—	—	—	(53.8)	—	(53.8)	—	(53.8)
Repurchases of Company shares	(0.6)	—	(30.4)	—	—	(30.4)	—	(30.4)
Shares issued in connection with share-based compensation	0.7	—	(4.9)	(1.1)	—	(6.0)	—	(6.0)
Share-based compensation	—	—	23.0	—	—	23.0	—	23.0
Net activity related to noncontrolling interests	—	—	—	—	—	—	(1.1)	(1.1)
Other comprehensive income	—	—	—	—	113.0	113.0	—	113.0
Balance at March 31, 2023	103.3	$—	$1,800.1	$3,712.3	$(755.9)	$4,756.5	$22.4	$4,778.9
Net income for three months ended June 30, 2023	—	—	—	138.5	—	138.5	(2.1)	136.4
Dividends on common shares	—	—	—	(53.6)	—	(53.6)	—	(53.6)
Repurchases of Company shares	(0.2)	—	(15.3)	—	—	(15.3)	—	(15.3)
Shares issued in connection with share-based compensation	0.1	—	6.0	(1.0)	—	5.0	—	5.0
Share-based compensation	—	—	9.0	—	—	9.0	—	9.0
Net activity related to noncontrolling interests	—	—	0.4	—	—	0.4	(5.8)	(5.4)
Other comprehensive loss	—	—	—	—	(68.1)	(68.1)	—	(68.1)
Balance at June 30, 2023	103.2	$—	$1,800.2	$3,796.2	$(824.0)	$4,772.4	$14.5	$4,786.9

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity – (Continued)

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2021	109.7	$—	$2,179.2	$3,679.9	$(92.4)	$5,766.7	$16.1	$5,782.8
Net income for three months ended March 31, 2022	—	—	—	97.9	—	97.9	0.2	98.1
Dividends on common shares	—	—	—	(55.7)	—	(55.7)	—	(55.7)
Repurchases of Company shares	(1.6)	—	(108.0)	—	—	(108.0)	—	(108.0)
Shares issued in connection with share-based compensation	0.6	—	(11.6)	(0.9)	—	(12.5)	—	(12.5)
Share-based compensation	—	—	43.3	—	—	43.3	—	43.3
Net activity related to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Other comprehensive loss	—	—	—	—	(368.2)	(368.2)	—	(368.2)
Balance at March 31, 2022	108.7	$—	$2,102.9	$3,721.2	$(460.6)	$5,363.5	$15.7	$5,379.2
Net income for three months ended June 30, 2022	—	—	—	108.8	—	108.8	1.4	110.2
Dividends on common shares	—	—	—	(54.0)	—	(54.0)	—	(54.0)
Repurchases of Company shares	(3.9)	—	(226.8)	—	—	(226.8)	—	(226.8)
Shares issued in connection with share-based compensation	0.2	—	6.7	(1.1)	—	5.6	—	5.6
Share-based compensation	—	—	8.7	—	—	8.7	—	8.7
Net activity related to noncontrolling interests	—	—	—	—	—	—	0.3	0.3
Other comprehensive loss	—	—	—	—	(290.2)	(290.2)	—	(290.2)
Balance at June 30, 2022	105.0	$—	$1,891.5	$3,774.9	$(750.8)	$4,915.6	$17.4	$4,933.0

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$182.4	$208.3
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	171.8	248.9
Depreciation and amortization	91.6	82.6
Amortization of premiums and accretion of discounts on debt securities, net	2.9	17.3
Net investment losses	1.1	176.3
Share-based compensation	32.0	52.0
Equity in earnings of affiliates, net	(1.8)	(6.7)
Dividends from equity method investments	3.8	6.1
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(179.5)	(222.5)
Net change in income tax accounts	41.5	(43.3)
(Increase) decrease in accounts and accrued income receivable	(22.4)	28.1
Decrease in accounts payable and accrued liabilities	(124.1)	(323.8)
Decrease in deferred revenue	(3.7)	(23.1)
Other, net	(18.9)	29.4
Cash provided by operating activities	176.7	229.6
Cash flows from investing activities:
Acquisitions/dispositions, net of cash acquired/divested	(18.0)	(203.3)
Net decrease (increase) in deposits with banks	6.7	(11.2)
Purchases of debt securities	(640.6)	(1,144.1)
Proceeds from sales of debt securities	903.0	457.4
Proceeds from maturities of debt securities	505.0	703.8
Purchases of equity securities	(133.6)	(98.9)
Proceeds from sales of equity securities	32.4	156.8
Net change in other investments	(0.6)	1.0
Advances under secured financing agreements	(6,407.2)	(9,729.7)
Collections of secured financings receivable	6,136.1	9,789.3
Capital expenditures	(139.5)	(117.8)
Proceeds from sales of property and equipment	0.1	0.2
Proceeds from insurance settlement	2.1	1.7
Cash provided by (used for) investing activities	245.9	(194.8)
Cash flows from financing activities:
Net change in deposits	789.7	1,058.1
Borrowings under secured financing agreements	6,376.3	9,599.5
Repayments of secured financings payable	(6,156.9)	(9,711.7)
Repayment of senior unsecured notes	(250.0)	—
Repayments of other notes and contracts payable	(3.5)	(3.3)
Net activity related to noncontrolling interests	(6.4)	(1.1)
Net payments in connection with share-based compensation	(1.0)	(6.9)
Repurchases of Company shares	(45.7)	(334.8)
Payments of cash dividends	(107.4)	(109.7)
Cash provided by financing activities	595.1	490.1
Effect of exchange rate changes on cash	4.7	(8.3)
Net increase in cash and cash equivalents	1,022.4	516.6
Cash and cash equivalents—Beginning of period	1,223.5	1,228.0
Cash and cash equivalents—End of period	$2,245.9	$1,744.6
Supplemental information:
Cash paid during the period for:
Interest	$59.8	$38.2
Premium taxes	$49.3	$72.2
Income taxes	$13.3	$106.0

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

Note 2 –Trust Assets, Escrow and Other Deposits

The Company administers escrow deposits and trust assets as a service to its direct customers. Escrow deposits totaled $9.8 billion and $10.0 billion at June 30, 2023 and December 31, 2022, respectively, of which $4.9 billion and $4.6 billion, respectively, were held at First American Trust, FSB (“FA Trust”). The remaining deposits were held at third-party financial institutions.

Trust assets held or managed by FA Trust totaled $4.2 billion and $4.1 billion at June 30, 2023 and December 31, 2022, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.7 billion and $2.8 billion at June 30, 2023 and December 31, 2022, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $1.5 billion and $1.1 billion at June 30, 2023 and December 31, 2022, respectively, of which $1.0 billion and $0.7 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

Deposit balances held at FA Trust are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.

Note 3 – Debt Securities

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated
(in millions)	cost	Gains	Losses	fair value
June 30, 2023
U.S. Treasury bonds	$130.9	$—	$(6.5)	$124.4
Municipal bonds	1,399.1	4.5	(163.6)	1,240.0
Foreign government bonds	229.5	0.3	(13.9)	215.9
Governmental agency bonds	242.3	—	(17.8)	224.5
Governmental agency mortgage-backed securities	4,968.1	1.4	(658.1)	4,311.4
U.S. corporate debt securities	972.7	1.9	(76.9)	897.7
Foreign corporate debt securities	470.9	1.8	(32.1)	440.6
	$8,413.5	$9.9	$(968.9)	$7,454.5
December 31, 2022
U.S. Treasury bonds	$308.5	$1.4	$(7.1)	$302.8
Municipal bonds	1,670.6	3.2	(195.1)	1,478.7
Foreign government bonds	208.0	0.1	(14.4)	193.7
Governmental agency bonds	247.9	—	(19.3)	228.6
Governmental agency mortgage-backed securities	5,253.4	1.7	(652.7)	4,602.4
U.S. corporate debt securities	1,004.4	1.5	(84.5)	921.4
Foreign corporate debt securities	476.8	1.6	(36.4)	442.0
	$9,169.6	$9.5	$(1,009.5)	$8,169.6

Sales of debt securities resulted in realized gains of $0.7 million and $6.2 million, realized losses of $3.5 million and $13.5 million and proceeds of $187.5 million and $903.0 million for the three and six months ended June 30, 2023, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Sales of debt securities resulted in realized gains of $0.5 million and $4.0 million, realized losses of $7.3 million and $11.5 million and proceeds of $161.2 million and $457.4 million for the three and six months ended June 30, 2022, respectively.

Investments in debt securities in an unrealized loss position, and their respective length of time in such position, are as follows:

	Less than 12 months		12 months or longer		Total
(in millions)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2023
U.S. Treasury bonds	$58.9	$(0.6)	$54.7	$(5.9)	$113.6	$(6.5)
Municipal bonds	315.3	(6.6)	822.1	(157.0)	1,137.4	(163.6)
Foreign government bonds	88.6	(1.0)	88.0	(12.9)	176.6	(13.9)
Governmental agency bonds	113.7	(2.9)	110.7	(14.9)	224.4	(17.8)
Governmental agency mortgage-backed securities	884.3	(40.7)	3,304.5	(617.4)	4,188.8	(658.1)
U.S. corporate debt securities	174.3	(3.6)	604.1	(73.3)	778.4	(76.9)
Foreign corporate debt securities	93.6	(2.3)	277.5	(29.8)	371.1	(32.1)
	$1,728.7	$(57.7)	$5,261.6	$(911.2)	$6,990.3	$(968.9)
December 31, 2022
U.S. Treasury bonds	$108.0	$(1.4)	$49.5	$(5.7)	$157.5	$(7.1)
Municipal bonds	813.4	(55.8)	540.0	(139.3)	1,353.4	(195.1)
Foreign government bonds	142.1	(5.9)	45.7	(8.5)	187.8	(14.4)
Governmental agency bonds	172.7	(8.2)	55.8	(11.1)	228.5	(19.3)
Governmental agency mortgage-backed securities	1,859.6	(141.4)	2,626.8	(511.3)	4,486.4	(652.7)
U.S. corporate debt securities	528.3	(38.2)	325.2	(46.3)	853.5	(84.5)
Foreign corporate debt securities	241.6	(17.5)	137.1	(18.9)	378.7	(36.4)
	$3,865.7	$(268.4)	$3,780.1	$(741.1)	$7,645.8	$(1,009.5)

Based on the Company’s review of its debt securities in an unrealized loss position it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at June 30, 2023. As of June 30, 2023, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

In determining credit losses on its debt securities in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, yield to maturity, profitability and stock performance.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at June 30, 2023, by contractual maturities, are as follows:

(in millions)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$13.9	$109.3	$3.1	$4.6	$130.9
Estimated fair value	$13.7	$103.6	$2.7	$4.4	$124.4
Municipal bonds
Amortized cost	11.3	282.2	547.2	558.4	1,399.1
Estimated fair value	11.2	257.0	471.3	500.5	1,240.0
Foreign government bonds
Amortized cost	40.6	105.5	74.1	9.3	229.5
Estimated fair value	40.2	103.4	64.2	8.1	215.9
Governmental agency bonds
Amortized cost	25.0	158.3	6.5	52.5	242.3
Estimated fair value	24.7	151.5	5.8	42.5	224.5
U.S. corporate debt securities
Amortized cost	7.0	709.2	194.4	62.1	972.7
Estimated fair value	6.9	655.1	183.9	51.8	897.7
Foreign corporate debt securities
Amortized cost	16.9	317.3	100.0	36.7	470.9
Estimated fair value	16.6	297.4	94.2	32.4	440.6
Total debt securities (excluding mortgage-backed securities)
Amortized cost	$114.7	$1,681.8	$925.3	$723.6	$3,445.4
Estimated fair value	$113.3	$1,568.0	$822.1	$639.7	$3,143.1
Total mortgage-backed securities
Amortized cost					4,968.1
Estimated fair value					4,311.4
Total debt securities
Amortized cost					$8,413.5
Estimated fair value					$7,454.5

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

The composition of the debt securities portfolio at June 30, 2023, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$124.4	100.0%	$—	—%	$—	—%	$124.4
Municipal bonds	1,192.3	96.2	47.4	3.8	0.3	—	1,240.0
Foreign government bonds	210.4	97.5	4.8	2.2	0.7	0.3	215.9
Governmental agency bonds	224.5	100.0	—	—	—	—	224.5
Governmental agency mortgage- backed securities	4,311.4	100.0	—	—	—	—	4,311.4
U.S. corporate debt securities	433.5	48.3	324.7	36.2	139.5	15.5	897.7
Foreign corporate debt securities	210.2	47.7	195.0	44.3	35.4	8.0	440.6
	$6,706.7	89.9%	$571.9	7.7%	$175.9	2.4%	$7,454.5

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Included in debt securities at June 30, 2023, were bank loans totaling $138.2 million, of which $132.3 million were non-investment grade; high yield corporate debt securities totaling $40.8 million, all of which were non-investment grade; and emerging market debt securities totaling $45.1 million, of which $2.5 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at June 30, 2023, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$113.6	100.0%	$—	—%	$—	—%	$113.6
Municipal bonds	1,099.2	96.7	37.9	3.3	0.3	—	1,137.4
Foreign government bonds	174.6	98.9	1.3	0.7	0.7	0.4	176.6
Governmental agency bonds	224.4	100.0	—	—	—	—	224.4
Governmental agency mortgage- backed securities	4,188.8	100.0	—	—	—	—	4,188.8
U.S. corporate debt securities	410.7	52.8	286.0	36.7	81.7	10.5	778.4
Foreign corporate debt securities	190.2	51.3	156.3	42.1	24.6	6.6	371.1
	$6,401.5	91.6%	$481.5	6.9%	$107.3	1.5%	$6,990.3

Debt securities in an unrealized loss position at June 30, 2023, included bank loans totaling $66.3 million, of which $64.5 million were non-investment grade; high yield corporate debt securities totaling $40.3 million, all of which were non-investment grade; and emerging market debt securities totaling $39.9 million, of which $2.2 million were non-investment grade.

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

Note 4 – Equity Securities

Investments in equity securities, by classification, are summarized as follows:

(in millions)	June 30, 2023	December 31, 2022
Marketable equity securities	$430.9	$279.5
Non-marketable equity securities	362.9	395.8
Equity method investments	73.3	78.9
	$867.1	$754.2

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized losses	Estimated fair value
June 30, 2023
Common stocks	$423.1	$(3.7)	$419.4
Preferred stocks	15.6	(4.1)	11.5
	$438.7	$(7.8)	$430.9
December 31, 2022
Common stocks	$323.7	$(55.6)	$268.1
Preferred stocks	15.3	(3.9)	11.4
	$339.0	$(59.5)	$279.5

Net gains of $37.5 million and $49.9 million resulting from changes in the fair values of marketable equity securities were recognized for the three and six months ended June 30, 2023, respectively, which included net unrealized gains of $39.5 million and $51.2 million on securities still held at June 30, 2023, respectively. Included in net gains during the three and six months ended June 30, 2023, were unrealized gains of $25.9 million and $26.5 million, respectively, related to the Company's investment in Offerpad Solutions Inc. ("Offerpad"), a tech-enabled real estate company. Net losses of $140.5 million and $205.6 million resulting from changes in the fair values of marketable equity securities were recognized for the three and six months ended June 30, 2022, respectively, which included net unrealized losses of $133.4 million and $198.2 million on securities still held at June 30, 2022, respectively. Included in net investment losses during the three and six months ended June 30, 2022, were unrealized losses of $91.6 million and $135.6 million, respectively, related to the Company’s investment in Offerpad.

During the six months ended June 30, 2023, the Company paid $25.0 million to purchase additional shares of Offerpad common stock. The carrying amount of the Company’s investment in Offerpad at June 30, 2023 and December 31, 2022, totaled $66.3 million and $14.8 million, respectively.

Investments in non-marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized gains	Carrying amount
June 30, 2023	$314.2	$48.7	$362.9
December 31, 2022	$307.2	$88.6	$395.8

The Company recognized unrealized losses of $22.6 million and $39.7 million, which included impairment charges of $22.6 million and $35.5 million for the three and six months ended June 30, 2023, respectively; unrealized gains of $15.0 million during the three months ended June 30, 2022; and unrealized losses of $11.1 million during the six months ended June 30, 2022, all related to its investments in private venture-stage companies. All such unrealized losses and gains related to securities still held at June 30, 2023 and 2022.

Also, during the six months ended June 30, 2022, the Company realized a gain of $51.1 million and cash proceeds of $63.0 million related to the sale of an investment in a title insurance business.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 5 – Allowance for Credit Losses – Accounts Receivable

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Balance at beginning of period	$20.6	$14.3	$21.3	$14.0
Provision for expected credit losses	2.1	3.2	2.8	5.4
Write-offs/recoveries	(1.8)	(1.4)	(3.2)	(3.3)
Balance at end of period	$20.9	$16.1	$20.9	$16.1

Note 6 – Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2023, is as follows:

(in millions)	Title Insurance and Services	Home Warranty	Total
Balance at beginning of period	$1,757.3	$40.9	$1,798.2
Acquisitions/dispositions	1.7	—	1.7
Foreign currency translation	2.4	—	2.4
Balance at end of period	$1,761.4	$40.9	$1,802.3

The Company did not record any goodwill impairment losses during the six months ended June 30, 2023.

Note 7 – Other Intangible Assets

Other intangible assets are summarized as follows:

(in millions)	June 30, 2023	December 31, 2022
Finite-lived intangible assets:
Customer relationships	$191.3	$191.0
Noncompete agreements	28.8	33.8
Trademarks	70.6	70.6
Internal-use software licenses	21.8	24.0
Patents	2.8	2.8
	315.3	322.2
Accumulated amortization	(157.8)	(145.3)
	157.5	176.9
Indefinite-lived intangible assets:
Licenses	16.9	16.9
	$174.4	$193.8

Amortization expense for finite-lived intangible assets was $12.6 million and $26.1 million for the three and six months ended June 30, 2023, respectively, and $13.9 million and $28.8 million for the three and six months ended June 30, 2022, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in millions)
Remainder of 2023	$24.4
2024	$34.7
2025	$26.7
2026	$25.9
2027	$11.5
2028	$7.1

Note 8 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Six Months Ended June 30,
(in millions)	2023	2022
Balance at beginning of period	$1,325.3	$1,283.8
Provision related to:
Current year	174.4	239.7
Prior years	(2.6)	9.2
	171.8	248.9
Payments, net of recoveries, related to:
Current year	78.6	92.8
Prior years	100.9	129.7
	179.5	222.5
Other	4.6	(2.1)
Balance at end of period	$1,322.2	$1,308.1

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 3.5% and 4.0% for the three and six months ended June 30, 2023 and 2022, respectively. The current year rate of 3.5% reflects an ultimate loss rate of 3.75% for the current policy year and a net decrease in loss reserve estimates for prior policy years of 0.25%, or $2.9 million and $5.4 million, respectively, for the three and six months ended June 30, 2023. The 4.0% rate for the respective periods of the prior year reflected the ultimate loss rate for the 2022 policy year and no change in loss reserve estimates for prior policy years.

A summary of the Company’s loss reserves is as follows:

(dollars in millions)	June 30, 2023		December 31, 2022
Known title claims	$60.1	4.5%	$62.1	4.7%
Incurred but not reported claims	1,210.8	91.6%	1,207.2	91.1%
Total title claims	1,270.9	96.1%	1,269.3	95.8%
Non-title claims	51.3	3.9%	56.0	4.2%
Total loss reserves	$1,322.2	100.0%	$1,325.3	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Notes and Contracts Payable

In May 2023, the Company entered into a senior unsecured credit agreement with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, and the lenders party thereto that provides for a $900.0 million revolving credit facility. The credit agreement includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $450.0 million. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds from borrowings made from time to time under the credit agreement may be used for general corporate purposes. Unless terminated earlier, the credit agreement will terminate on May 17, 2028. Upon entry into the credit agreement, the previous $700.0 million senior unsecured credit agreement was terminated. At June 30, 2023, the Company had no outstanding borrowings under the facility.

At the Company’s election, borrowings of revolving loans under the credit agreement bear interest at (a) the Alternate Base Rate plus the applicable spread, (b) the Adjusted Term SOFR Rate plus the applicable spread, or (c) the Adjusted Daily Simple SOFR plus the applicable spread (in each case as defined in the credit agreement). The Company may select interest periods of one, three or six months for Adjusted Term SOFR Rate borrowings of loans. The applicable spread varies depending upon the Debt Rating assigned by Moody’s Investor Service, Inc., Standard & Poor's Rating Services and/or Fitch Ratings Inc. The minimum applicable spread for Alternate Base Rate borrowings is 0.125% and the maximum is 0.75%. The minimum applicable spread for Adjusted Term SOFR Rate and Adjusted Daily Simple SOFR borrowings is 1.125% and the maximum is 1.75%. The Alternate Base Rate is subject to a floor of 1.00% and the Adjusted Term SOFR Rate and the Adjusted Daily Simple SOFR are each subject to a floor of 0.00%. The rate of interest on any term loans incurred in connection with the expansion option will be established at or about the time such loans are made and may differ from the rate of interest on revolving loans.

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of June 30, 2023, the Company was in compliance with the financial covenants under the credit agreement.

On February 1, 2023, the Company repaid its $250.0 million 4.30% senior unsecured notes, upon maturity, through available cash at the holding company.

Note 10 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 23.4% and 23.3% for the three and six months ended June 30, 2023, respectively, and 22.1% and 23.2% for the three and six months ended June 30, 2022, respectively. The effective income tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense.

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

As of June 30, 2023 and December 31, 2022, the liability for income taxes associated with uncertain tax positions were $4.8 million and $3.2 million, respectively. The increase in the liability during 2023 was primarily attributable to positions taken on the Company’s tax returns for prior years. The liability as of June 30, 2023 and December 31, 2022 could be reduced by $2.8 million and $2.2 million, respectively, due to offsetting tax benefits associated with the correlative effects of potential

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

adjustments, including timing adjustments, and state income taxes. The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties, net of tax benefits, related to uncertain tax positions totaled $1.6 million as of June 30, 2023 and, as of December 31, 2022, were not material.

It is reasonably possible that the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may increase or decrease within the next 12 months. Any such change may be the result of either ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. As of June 30, 2023, the Company is, generally, no longer subject to U.S. federal or state income tax examinations for the years prior to 2019, and, for non-U.S. jurisdictions, income tax examinations for years prior to 2014.

The Inflation Reduction Act, which was signed into law on August 16, 2022, included various tax provisions that were effective for tax years beginning on or after January 1, 2023, including a 15% minimum income tax on certain large corporations and a 1% excise tax on corporate stock repurchases. These tax law changes did not have a material impact on the Company’s condensed consolidated financial statements as of June 30, 2023.

Note 11 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Numerator
Net income attributable to the Company	$138.5	$108.8	$184.4	$206.7
Denominator
Basic weighted-average shares	104.3	107.9	104.4	109.1
Effect of dilutive restricted stock units (“RSUs”)	0.2	0.2	0.2	0.3
Diluted weighted-average shares	104.5	108.1	104.6	109.4
Net income per share attributable to the Company’s stockholders
Basic	$1.33	$1.01	$1.77	$1.89
Diluted	$1.33	$1.01	$1.76	$1.89

For the three and six months ended June 30, 2023, 171 thousand and 172 thousand RSUs and 19 thousand and 11 thousand performance restricted stock units (“PRSUs”), respectively, were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect. For the three and six months ended June 30, 2022, 339 thousand and 12 thousand RSUs, respectively, were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 12 – Employee Benefit Plans

Net periodic benefit costs related to the Company’s unfunded supplemental benefit pension plans are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Expense:
Interest costs	$2.6	$1.5	$5.1	$3.0
Amortization of net actuarial loss	0.6	1.4	1.1	2.9
Amortization of prior service cost	—	0.1	—	0.2
	$3.2	$3.0	$6.2	$6.1

The Company contributed $7.7 million to its unfunded supplemental benefit pension plans during the six months ended June 30, 2023 and expects to contribute an additional $8.0 million during the remainder of 2023.

Note 13 – Fair Value Measurements

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of June 30, 2023 and December 31, 2022:

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2023
Assets:
Debt securities:
U.S. Treasury bonds	$124.4	$—	$124.4	$—
Municipal bonds	1,240.0	—	1,240.0	—
Foreign government bonds	215.9	—	215.9	—
Governmental agency bonds	224.5	—	224.5	—
Governmental agency mortgage-backed securities	4,311.4	—	4,311.4	—
U.S. corporate debt securities	897.7	—	897.7	—
Foreign corporate debt securities	440.6	—	440.6	—
	7,454.5	—	7,454.5	—
Equity securities:
Common stocks	419.4	419.4	—	—
Preferred stocks	11.5	11.5	—	—
	430.9	430.9	—	—
Mortgage loans held for sale	13.7	—	12.5	1.2
Total	$7,899.1	$430.9	$7,467.0	$1.2

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Debt securities:
U.S. Treasury bonds	$302.8	$—	$302.8	$—
Municipal bonds	1,478.7	—	1,478.7	—
Foreign government bonds	193.7	—	193.7	—
Governmental agency bonds	228.6	—	228.6	—
Governmental agency mortgage-backed securities	4,602.4	—	4,602.4	—
U.S. corporate debt securities	921.4	—	921.4	—
Foreign corporate debt securities	442.0	—	442.0	—
	8,169.6	—	8,169.6	—
Equity securities:
Common stocks	268.1	268.1	—	—
Preferred stocks	11.4	11.4	—	—
	279.5	279.5	—	—
Mortgage loans held for sale	15.9	—	13.9	2.0
Total	$8,465.0	$279.5	$8,183.5	$2.0

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of June 30, 2023 and December 31, 2022:

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
June 30, 2023
Assets:
Cash and cash equivalents	$2,245.9	$2,245.9	$2,245.9	$—	$—
Deposits with banks	$55.9	$55.3	$4.3	$51.0	$—
Notes receivable, net	$11.2	$10.8	$—	$—	$10.8
Secured financings receivable	$694.4	$694.4	$—	$694.4	$—
Liabilities:
Secured financings payable	$585.7	$585.7	$—	$585.7	$—
Notes and contracts payable	$1,393.3	$1,185.4	$—	$1,182.7	$2.7

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Cash and cash equivalents	$1,223.5	$1,223.5	$1,223.5	$—	$—
Deposits with banks	$63.4	$62.7	$8.5	$54.2	$—
Notes receivable, net	$10.7	$10.6	$—	$—	$10.6
Secured financings receivable	$422.7	$422.7	$—	$422.7	$—
Liabilities:
Secured financings payable	$366.3	$366.3	$—	$366.3	$—
Notes and contracts payable	$1,645.8	$1,404.4	$—	$1,400.6	$3.8

Note 14 – Share-Based Compensation

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Expense:
RSUs	$6.8	$6.6	$25.8	$45.7
PRSUs	0.7	0.5	2.5	2.5
Employee stock purchase plan	1.5	1.6	3.7	3.8
	$9.0	$8.7	$32.0	$52.0

The following table summarizes RSU and PRSU activity for the six months ended June 30, 2023:

(in millions, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2022	0.9	$63.01
Granted during 2023	0.7	$63.36
Vested during 2023	(0.6)	$62.44
Unvested at June 30, 2023	1.0	$63.68

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

In March 2023, the Company’s board of directors approved an amendment and restatement of the Company's 2020 Incentive Compensation Plan (the “Incentive Compensation Plan”), effective May 9, 2023. The Incentive Compensation Plan, increases the maximum number of shares of Company common stock available for grant from 4.3 million to 6.5 million.

Note 15 – Stockholders’ Equity

The Company maintains a stock repurchase plan with authorization up to $400.0 million, of which $240.9 million remained as of June 30, 2023. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the six months ended June 30, 2023, the Company repurchased and retired 0.8 million shares of its common stock for a total purchase price of $45.7 million and, as of June 30, 2023, repurchased and retired 3.0 million shares of its common stock under the current authorization for a total purchase price of $159.1 million.

Note 16 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the six months ended June 30, 2023:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(751.6)	$(82.1)	$(35.2)	$(868.9)
Change in unrealized gains (losses) on debt securities	41.0	—	—	41.0
Change in foreign currency translation adjustment	—	14.1	—	14.1
Amortization of net actuarial loss	—	—	1.1	1.1
Tax effect	(10.6)	(0.3)	(0.4)	(11.3)
Balance at June 30, 2023	$(721.2)	$(68.3)	$(34.5)	$(824.0)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended June 30, 2023 and 2022:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended June 30, 2023
Pretax change before reclassifications	$(108.3)	$11.5	$—	$(96.8)
Reclassifications out of AOCI	2.8	—	0.6	3.4
Tax effect	25.8	(0.3)	(0.2)	25.3
Total other comprehensive income (loss), net of tax	$(79.7)	$11.2	$0.4	$(68.1)
Three Months Ended June 30, 2022
Pretax change before reclassifications	$(362.3)	$(25.1)	$—	$(387.4)
Reclassifications out of AOCI	6.9	—	1.5	8.4
Tax effect	88.6	0.6	(0.4)	88.8
Total other comprehensive income (loss), net of tax	$(266.8)	$(24.5)	$1.1	$(290.2)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2023 and 2022:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Six Months Ended June 30, 2023
Pretax change before reclassifications	$33.7	$14.1	$—	$47.8
Reclassifications out of AOCI	7.3	—	1.1	8.4
Tax effect	(10.6)	(0.3)	(0.4)	(11.3)
Total other comprehensive income (loss), net of tax	$30.4	$13.8	$0.7	$44.9
Six Months Ended June 30, 2022
Pretax change before reclassifications	$(859.4)	$(22.8)	$—	$(882.2)
Reclassifications out of AOCI	7.6	—	3.1	10.7
Tax effect	213.4	0.6	(0.9)	213.1
Total other comprehensive income (loss), net of tax	$(638.4)	$(22.2)	$2.2	$(658.4)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022	Affected line items
Unrealized gains (losses) on debt securities:
Net realized losses on sales of debt securities	$(2.8)	$(6.9)	$(7.3)	$(7.6)	Net investment gains (losses)
Tax effect	$0.8	$1.7	$1.9	$1.9
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(0.6)	$(1.4)	$(1.1)	$(2.9)	Other operating expenses
Amortization of prior service cost	—	(0.1)	—	(0.2)	Other operating expenses
Pretax total	$(0.6)	$(1.5)	$(1.1)	$(3.1)
Tax effect	$0.2	$0.4	$0.4	$0.9

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
•
During 2023, the Company changed the name of its specialty insurance segment to the home warranty segment. In connection with this change, the Company reclassified all current year and prior year operating results related to the Company’s property and casualty insurance business, which no longer has policies in force, to the corporate segment. The home warranty segment sells products including residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period. This business currently operates in 35 states and the District of Columbia.
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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended June 30, 2023:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,530.7	$185.7	$44.8	$74.9
Home Warranty	106.5	14.3	1.1	2.3
Corporate and Eliminations	9.7	(21.9)	0.2	—
	$1,646.9	$178.1	$46.1	$77.2

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains	Total Revenues
Title Insurance and Services	$516.8	$624.7	$244.4	$141.9	$2.9	$1,530.7
Home Warranty	98.5	—	5.9	1.4	0.7	106.5
Corporate and Eliminations	—	—	—	7.0	2.7	9.7
	$615.3	$624.7	$250.3	$150.3	$6.3	$1,646.9

For the three months ended June 30, 2022:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,053.8	$240.7	$40.3	$73.8
Home Warranty	102.4	8.9	1.1	0.9
Corporate and Eliminations	(93.7)	(108.2)	0.2	—
	$2,062.5	$141.4	$41.6	$74.7

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income (losses)	Net investment losses	Total Revenues
Title Insurance and Services	$792.8	$937.2	$307.2	$69.3	$(52.7)	$2,053.8
Home Warranty	102.1	—	2.7	1.2	(3.6)	102.4
Corporate and Eliminations	1.6	—	0.2	(18.1)	(77.4)	(93.7)
	$896.5	$937.2	$310.1	$52.4	$(133.7)	$2,062.5

For the six months ended June 30, 2023:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,879.3	$273.9	$89.0	$141.2
Home Warranty	210.2	30.2	2.4	3.5
Corporate and Eliminations	3.5	(66.4)	0.2	—
	$3,093.0	$237.7	$91.6	$144.7

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$922.4	$1,215.1	$465.9	$266.5	$9.4	$2,879.3
Home Warranty	195.1	—	11.4	2.8	0.9	210.2
Corporate and Eliminations	—	—	(0.1)	15.0	(11.4)	3.5
	$1,117.5	$1,215.1	$477.2	$284.3	$(1.1)	$3,093.0

For the six months ended June 30, 2022:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$4,051.1	$460.2	$80.0	$122.6
Home Warranty	205.8	24.8	2.4	1.7
Corporate and Eliminations	(160.7)	(213.8)	0.2	—
	$4,096.2	$271.2	$82.6	$124.3

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income (losses)	Net investment losses	Total Revenues
Title Insurance and Services	$1,458.7	$1,885.0	$608.4	$122.0	$(23.0)	$4,051.1
Home Warranty	203.2	—	5.5	2.2	(5.1)	205.8
Corporate and Eliminations	8.8	—	4.3	(25.6)	(148.2)	(160.7)
	$1,670.7	$1,885.0	$618.2	$98.6	$(176.3)	$4,096.2

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

This Management’s Discussion and Analysis contains the financial measure adjusted debt to capitalization ratio that is not presented in accordance with generally accepted accounting principles (“GAAP”), as it excludes the effects of secured financings payable and accumulated other comprehensive loss. The Company is presenting this non-GAAP financial measure because it provides the Company’s management and readers of this Quarterly Report on Form 10-Q with additional insight into the financial leverage of the Company. The Company does not intend for this non-GAAP financial measure to be a substitute for any GAAP financial information. In this Quarterly Report on Form 10-Q, this non-GAAP financial measure has been presented with, and reconciled to, the most directly comparable GAAP financial measure. Readers of this Quarterly Report on Form 10-Q should use this non-GAAP financial measure only in conjunction with the comparable GAAP financial measure. Because not all companies use identical calculations, the presentation of adjusted debt to capitalization ratio may not be comparable to other similarly titled measures of other companies.

CRITICAL ACCOUNTING ESTIMATES

A summary of the Company’s significant accounting policies that it considers to be the most dependent on the application of estimates and assumptions can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Pending Accounting Pronouncements

See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements.

Results of Operations

Summary

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues by Segment
Title Insurance and Services	$1,530.7	$2,053.8	$(523.1)	(25.5)%	$2,879.3	$4,051.1	$(1,171.8)	(28.9)%
Home Warranty	106.5	102.4	4.1	4.0	210.2	205.8	4.4	2.1
Corporate and Eliminations	9.7	(93.7)	103.4	110.4	3.5	(160.7)	164.2	102.2
	$1,646.9	$2,062.5	$(415.6)	(20.2)%	$3,093.0	$4,096.2	$(1,003.2)	(24.5)%

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

The Company’s total revenues decreased $415.6 million, or 20.2%, in the second quarter of 2023 when compared with the second quarter of 2022. This decrease was primarily attributable to a decline in agent premiums in the title insurance business of $312.5 million, or 33.3%, a decline in direct premiums and escrow fees in the title insurance business of $276.0 million, or 34.8%, partially offset by an increase in net investment gains/losses of $140.0 million, or 104.7%, and an increase in net investment income of $97.9 million, or 186.8%. In the title insurance and services segment, direct premiums and escrow fees from domestic commercial, residential purchase and residential refinance transactions decreased $111.6 million, or 38.5%, $106.8 million, or 29.1%, and $32.3 million, or 59.0%, respectively, in the second quarter of 2023 when compared to the second quarter of 2022.

According to the Mortgage Bankers Association’s July 20, 2023 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 31.7% in the second quarter of 2023 when compared with the second quarter of 2022. According to the MBA Forecast, the dollar amount of purchase originations decreased 22.2% and refinance originations decreased 54.2%. This volume of domestic residential mortgage origination activity contributed to a decrease of 29.1% in direct premiums and escrow fees for the Company’s direct title operations from domestic residential purchase transactions and a decrease of 59.0% from domestic refinance transactions in the second quarter of 2023 when compared with the second quarter of 2022.

During the second quarter of 2023, the level of domestic title orders opened per day by the Company’s direct title operations decreased 32.1% when compared with the second quarter of 2022. Residential purchase, refinance and commercial opened orders per day decreased 24.3%, 46.4% and 27.8%, respectively, when compared with the second quarter of 2022.

The Company recorded net investment gains of $6.3 million in the second quarter of 2023, which included unrealized gains totaling $3.3 million related to the Company’s venture investment portfolio. Investments within the Company’s venture portfolio are expected from time to time to cause material fluctuations in the Company’s results of operations due to the recognition of gains or losses in connection with observable price changes, such as from liquidity events, subsequent equity sales, price changes in investments that trade publicly, or from impairment charges, which changes can be volatile.

During 2023, the Company changed the name of its specialty insurance segment to the home warranty segment. In connection with this change, the Company reclassified all current year and prior year operating results related to the Company’s property and casualty insurance business, which no longer has policies in force, to the corporate segment.

Title Insurance and Services

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues
Direct premiums and escrow fees	$516.8	$792.8	$(276.0)	(34.8)%	$922.4	$1,458.7	$(536.3)	(36.8)%
Agent premiums	624.7	937.2	(312.5)	(33.3)	1,215.1	1,885.0	(669.9)	(35.5)
Information and other	244.4	307.2	(62.8)	(20.4)	465.9	608.4	(142.5)	(23.4)
Net investment income	141.9	69.3	72.6	104.8	266.5	122.0	144.5	118.4
Net investment gains (losses)	2.9	(52.7)	55.6	105.5	9.4	(23.0)	32.4	140.9
	1,530.7	2,053.8	(523.1)	(25.5)	2,879.3	4,051.1	(1,171.8)	(28.9)
Expenses
Personnel costs	485.0	613.2	(128.2)	(20.9)	943.8	1,196.3	(252.5)	(21.1)
Premiums retained by agents	496.4	748.2	(251.8)	(33.7)	965.4	1,506.0	(540.6)	(35.9)
Other operating expenses	243.1	315.1	(72.0)	(22.8)	467.2	620.4	(153.2)	(24.7)
Provision for policy losses and other claims	39.9	69.2	(29.3)	(42.3)	74.8	133.7	(58.9)	(44.1)
Depreciation and amortization	44.8	40.3	4.5	11.2	89.0	80.0	9.0	11.3
Premium taxes	14.3	22.3	(8.0)	(35.9)	27.8	45.2	(17.4)	(38.5)
Interest	21.5	4.8	16.7	347.9	37.4	9.3	28.1	302.2
	1,345.0	1,813.1	(468.1)	(25.8)	2,605.4	3,590.9	(985.5)	(27.4)
Income before income taxes	$185.7	$240.7	$(55.0)	(22.9)%	$273.9	$460.2	$(186.3)	(40.5)%
Pretax margins	12.1%	11.7%	0.4%	3.4%	9.5%	11.4%	(1.9)%	(16.7)%

Direct premiums and escrow fees were $516.8 million and $922.4 million for the three and six months ended June 30, 2023, respectively, decreases of $276.0 million, or 34.8%, and $536.3 million, or 36.8%, when compared with the respective periods of the prior year. The decreases for the three months and six months ended June 30, 2023 were due to reductions in the number of domestic title orders closed by the Company’s direct title operations, partially offset increases in domestic average revenues per order. Domestic average revenues per order closed were $3,640 and $3,544 for the three and six months ended June 30, 2023, respectively, increases of 3.3% and 9.2% when compared with $3,523 and $3,246 for the respective periods of the prior year, which was due to a shift in mix from lower premium residential refinance and default transactions to higher premium commercial transactions, partially offset by a decrease in the average revenues per order from commercial transactions. The Company’s direct title operations closed 128,300 and 234,900 domestic title orders during the three and six months ended June 30, 2023, respectively, decreases of 37.4% and 42.7% when compared with 205,000 and 410,100 domestic title orders closed during the respective periods of the prior year, which were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast. Domestic residential refinance orders closed per day decreased by 56.9% and 66.6%, respectively, and domestic residential purchase orders closed per day decreased by 29.7% and 31.1%, respectively, for the three and six months ended June 30, 2023, when compared to the respective periods of the prior year.

Agent premiums were $624.7 million and $1.2 billion for the three and six months ended June 30, 2023, respectively, decreases of $312.5 million, or 33.3%, and $669.9 million, or 35.5%, when compared with the respective periods of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity. The decrease in agent premiums for the three months ended June 30, 2023 is generally consistent with the 39.1% decrease in the Company’s direct premiums and escrow fees in the first quarter of 2023 as compared with the first quarter of 2022.

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

Information and other revenues were $244.4 million and $465.9 million for the three and six months ended June 30, 2023, respectively, decreases of $62.8 million, or 20.4%, and $142.5 million, or 23.4%, when compared with the respective periods of the prior year. The decreases were primarily due to decreases in the demand for the Company’s information products, post-close services and document generation services.

Net investment income totaled $141.9 million and $266.5 million for the three and six months ended June 30, 2023, respectively, increases of $72.6 million, or 104.8% and $144.5 million, or 118.4%, when compared with the respective periods of the prior year. The increases in net investment income were primarily driven by the positive impact of higher short-term interest rates on the Company’s cash, tax-deferred property exchange and escrow balances and investment portfolio.

Net investment gains of $2.9 million and $9.4 million for the three and six months ended June 30, 2023, respectively, were primarily attributable to changes in the fair values of marketable equity securities, partially offset by losses recognized on sales of debt securities and losses recognized on the sale of a title plant. Net investment losses of $52.7 million and $23.0 million for the three and six months ended June 30, 2022, respectively, were primarily attributable to changes in the fair values of marketable equity securities. Net investment losses for the six months ended June 30, 2022 were partially offset by a $51.1 million gain realized on the sale of an investment in a title insurance business.

Personnel costs were $485.0 million and $943.8 million for the three and six months ended June 30, 2023, respectively, decreases of $128.2 million, or 20.9%, and $252.5 million, or 21.1%, when compared with the respective periods of the prior year. The decreases were primarily attributable to lower incentive compensation as a result of lower revenue and profitability, a decline in salary, payroll taxes and employee benefit expense driven by lower headcount, lower overtime and temporary labor expense on lower volumes and lower severance expense.

Agents retained $496.4 million and $965.4 million of title premiums generated by agency operations for the three and six months ended June 30, 2023, respectively, which compares with $748.2 million and $1.5 billion for the respective periods of the prior year. The percentage of title premiums retained by agents was 79.5% for the three and six months ended June 30, 2023, compared to 79.8% and 79.9% for the respective periods of the prior year.

Other operating expenses were $243.1 million and $467.2 million for the three and six months ended June 30, 2023, respectively, decreases of $72.0 million, or 22.8%, and $153.2 million, or 24.7%, when compared with the respective periods of the prior year. The decreases were primarily attributable to lower production expense due to lower transaction volumes, a decline in professional services expense and an increase in bank credits.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 3.5% and 4.0% for the three and six months ended June 30, 2023 and 2022, respectively. The current year rate of 3.5% reflects an ultimate loss rate of 3.75% for the current policy year and a net decrease in loss reserve estimates for prior policy years of 0.25%, or $2.9 million and $5.4 million, respectively, for the three and six months ended June 30, 2023. The 4.0% rate for the respective periods of the prior year reflected the ultimate loss rate for the 2022 policy year and no change in loss reserve estimates for prior policy years.

Depreciation and amortization expense was $44.8 million and $89.0 million for the three and six months ended June 30, 2023, respectively, increases of $4.5 million, or 11.2%, and $9.0 million, or 11.3%, when compared with the respective periods of the prior year. The increases for the three and six months ended June 30, 2023 were primarily due to higher amortization of capitalized software.

Premium taxes were $14.3 million and $27.8 million for the three and six months ended June 30, 2023, respectively, decreases of $8.0 million, or 35.9%, and $17.4 million, or 38.5%, respectively, when compared with the respective periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.3% for the three and six months ended June 30, 2023, and 1.3% and 1.4% for the three and six months ended June 30, 2022, respectively.

Interest expense was $21.5 million and $37.4 million for the three and six months ended June 30, 2023, respectively, increases of $16.7 million, or 347.9%, and $28.1 million, or 302.2%, respectively, when compared with the respective periods of the prior year. The increases for the three and six months ended June 30, 2023 were primarily attributable to higher deposit balances at the Company's banking operations.

Pretax margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to the relatively high proportion of fixed costs in the title insurance business, pretax margins generally improve as closed order volumes increase. Pretax margins for the segment are also impacted by (1) net investment income and net investment gains or losses, which may not move in the same direction as closed order volumes, (2) the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity and (3) the percentage of title insurance premiums generated by agency operations as margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The title insurance and services segment recorded pretax margins of 12.1% and 9.5% for the three and six months ended June 30, 2023, respectively, compared with 11.7% and 11.4% in the respective periods of the prior year.

Home Warranty

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues
Direct premiums	$98.5	$102.1	$(3.6)	(3.5)%	$195.1	$203.2	$(8.1)	(4.0)%
Information and other	5.9	2.7	3.2	118.5	11.4	5.5	5.9	107.3
Net investment income	1.4	1.2	0.2	16.7	2.8	2.2	0.6	27.3
Net investment gains (losses)	0.7	(3.6)	4.3	119.4	0.9	(5.1)	6.0	117.6
	106.5	102.4	4.1	4.0	210.2	205.8	4.4	2.1
Expenses
Personnel costs	20.5	19.1	1.4	7.3	39.7	39.3	0.4	1.0
Other operating expenses	20.9	18.6	2.3	12.4	41.5	36.6	4.9	13.4
Provision for policy losses and other claims	48.5	53.6	(5.1)	(9.5)	94.2	100.5	(6.3)	(6.3)
Depreciation and amortization	1.1	1.1	—	—	2.4	2.4	—	—
Premium taxes	1.2	1.1	0.1	9.1	2.2	2.2	—	—
	92.2	93.5	(1.3)	(1.4)	180.0	181.0	(1.0)	(0.6)
Income before income taxes	$14.3	$8.9	$5.4	60.7%	$30.2	$24.8	$5.4	21.8%
Pretax margins	13.4%	8.7%	4.7%	54.0%	14.4%	12.1%	2.3%	19.0%

Direct premiums were $98.5 million and $195.1 million for the three and six months ended June 30, 2023, respectively, decreases of $3.6 million, or 3.5%, and $8.1 million, or 4.0%, when compared with the respective periods of the prior year. The decreases were primarily attributable to lower unit sales in the real estate channel.

Information and other revenues were $5.9 million and $11.4 million for the three and six months ended June 30, 2023, respectively, increases of $3.2 million, or 118.5%, and $5.9 million, or 107.3%, when compared with the respective periods of the prior year. The increases were primarily attributable to the addition of current year revenues from the Company’s real estate disclosure business previously reported in the title insurance and services segment.

Net investment gains were $0.7 million and $0.9 million for the three and six months ended June 30, 2023, respectively, and were primarily due to increases in the fair values of marketable equity securities, partially offset by losses recognized on sales of debt securities. Net investment losses were $3.6 million and $5.1 million for the three and six months ended June 30, 2022, respectively, and were primarily from changes in the fair values of marketable equity securities.

Personnel costs and other operating expenses totaled $41.4 million and $81.2 million for the three and six months ended June 30, 2023, respectively, increases of $3.7 million, or 9.8%, and $5.3 million, or 7.0%, when compared with the respective periods of the prior year. The increases were primarily attributable to higher advertising expense and incentive compensation expense.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 49.2% and 48.3% for the three and six months ended June 30, 2023, respectively, compared with 52.5% and 49.5% for the respective periods of the prior year. The decreases in the claims rates were primarily attributable to lower claims frequency, partially offset by higher claims severity.

A large part of the revenues for the home warranty segment are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and, therefore, generally fluctuate with revenue. Accordingly, pretax margins (before loss expense) are relatively constant, although, as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pretax margins are also impacted by net investment income and net investment gains or losses, which may not move in the same direction as premium revenues. The home warranty segment recorded pretax margins of 13.4% and 14.4% for the three and six months ended June 30, 2023, respectively, compared with 8.7% and 12.1% in the respective periods of the prior year.

Corporate

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues
Direct premiums and escrow fees	$—	$1.6	$(1.6)	(100.0)%	$—	$8.8	$(8.8)	(100.0)%
Information and other	(0.1)	(0.1)	—	—	—	4.2	(4.2)	(100.0)
Net investment income (losses)	7.3	(17.6)	24.9	141.5	15.5	(25.1)	40.6	161.8
Net investment gains (losses)	2.8	(77.4)	80.2	103.6	(11.4)	(148.2)	136.8	92.3
	10.0	(93.5)	103.5	110.7	4.1	(160.3)	164.4	102.6
Expenses
Personnel costs	9.0	(14.0)	23.0	164.3	18.6	(15.6)	34.2	219.2
Other operating expenses	8.7	9.3	(0.6)	(6.5)	22.5	23.5	(1.0)	(4.3)
Provision for policy losses and other claims	1.0	3.9	(2.9)	(74.4)	2.8	14.8	(12.0)	(81.1)
Depreciation and amortization	0.1	0.1	—	—	0.1	0.1	—	—
Interest	13.1	15.3	(2.2)	(14.4)	26.5	30.6	(4.1)	(13.4)
	31.9	14.6	17.3	118.5%	70.5	53.4	17.1	32.0%
Loss before income taxes	$(21.9)	$(108.1)	$86.2	79.7%	$(66.4)	$(213.7)	$147.3	68.9%

As previously disclosed, all current year and prior year operating results for the Company’s property and casualty insurance business, which no longer has policies in force, are now included in the corporate segment. As a result, for the three and six months ended June 30, 2023 direct premiums and escrow fees decreased $1.6 million and $8.8 million, information and other revenues were flat and decreased by $4.2 million and provision for policy losses and other claims decreased $2.9 million and $12.0 million, respectively, compared with the respective periods of the prior year.

Net investment income (losses) totaled income of $7.3 million and $15.5 million for the three and six months ended June 30, 2023, respectively, compared with losses of $17.6 million and $25.1 million in the respective periods of the prior year. The increases in net investment income were primarily attributable to higher earnings on investments associated with the Company’s deferred compensation plan when compared to the same periods of 2022.

Net investment gains (losses) totaled gains of $2.8 million and losses of $11.4 million for the three and six months ended June 30, 2023, respectively, compared with net investment losses of $77.4 million and $148.2 million for the respective periods of the prior year, which related to fluctuations in the fair value of the Company’s venture investment portfolio.

Personnel costs and other operating expenses totaled $17.7 million and $41.1 million for the three and six months ended June 30, 2023, respectively, compared with $(4.7) million and $7.9 million for the respective periods of the prior year. The increases were primarily attributable to higher returns on participant investments within the Company’s deferred compensation plan.

Interest expense totaled $13.1 million and $26.5 million for the three and six months ended June 30, 2023, respectively, decreases of $2.2 million, or 14.4%, and $4.1 million, or 13.4%, when compared with the respective periods of the prior year. The decrease was primarily attributable to the repayment of the Company's $250 million 4.30% senior unsecured notes, upon maturity, in February 2023.

Eliminations

The Company’s inter-segment eliminations were not material for the three and six months ended June 30, 2023 and 2022.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 23.4% and 23.3% for the three and six months ended June 30, 2023, respectively, compared with 22.1% and 23.2% for the respective periods of the prior year. The difference in the effective tax rates is primarily due to the impact on state income taxes resulting from the relative proportion of income derived from the Company’s insurance and non-insurance businesses.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and six months ended June 30, 2023 was $136.4 million and $182.4 million, respectively, compared with $110.2 million and $208.3 million for the respective periods of the prior year. Net income attributable to the Company for the three and six months ended June 30, 2023 was $138.5 million, or $1.33 per diluted share, and $184.4 million, or $1.76 per diluted share, respectively, compared with $108.8 million, or $1.01 per diluted share, and $206.7 million, or $1.89 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities totaled $176.7 million and $229.6 million for the six months ended June 30, 2023 and 2022, respectively, after claim payments, net of recoveries, of $179.5 million and $222.5 million, respectively. The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2023 and 2022 were advances and repayments related to secured financing transactions, purchases of debt and equity securities, capital expenditures, repurchases of Company shares and dividends to common stockholders. Principal nonoperating uses of cash and cash equivalents also included repayment of senior unsecured notes for the six months ended June 30, 2023, and acquisitions for the six months ended June 2022. The principal nonoperating sources of cash and cash equivalents for the six months ended June 30, 2023 and 2022 were borrowings and collections related to secured financing transactions, proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The net effect of all activities on cash and cash equivalents were increases of $1.0 billion and $516.6 million for the six months ended June 30, 2023 and 2022, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In June 2023, the Company paid a first quarter cash dividend of 52 cents per common share. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $400.0 million, of which $240.9 million remained as of June 30, 2023. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the six months ended June 30, 2023, the Company repurchased and retired 0.8 million shares of its common stock for a total purchase price of $45.7 million and, as of June 30, 2023, repurchased and retired 3.0 million shares of its common stock under the current authorization for a total purchase price of $159.1 million.

Holding Company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of June 30, 2023, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2023, without prior approval from applicable regulators, was dividends of $712.6 million and loans and advances of $112.8 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of June 30, 2023, the holding company’s sources of liquidity included $67.6 million of cash and cash equivalents and $900.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

On February 1, 2023, the Company repaid its $250.0 million 4.30% senior unsecured notes, upon maturity, through available cash at the holding company.

Financing. In May 2023, the Company entered into a senior unsecured credit agreement with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, and the lenders party thereto that provides for a $900.0 million revolving credit facility. The credit agreement includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $450.0 million. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds from borrowings made from time to time under the credit agreement may be used for general corporate purposes. Unless terminated earlier, the credit agreement will terminate on May 17, 2028. Upon entry into the credit agreement, the previous $700.0 million senior unsecured credit agreement was terminated. At June 30, 2023, the Company had no outstanding borrowings under the facility.

At the Company’s election, borrowings of revolving loans under the credit agreement bear interest at (a) the Alternate Base Rate plus the applicable spread, (b) the Adjusted Term SOFR Rate plus the applicable spread, or (c) the Adjusted Daily Simple SOFR plus the applicable spread (in each case as defined in the credit agreement). The Company may select interest periods of one, three or six months for Adjusted Term SOFR Rate borrowings of loans. The applicable spread varies depending upon the Debt Rating assigned by Moody’s Investor Service, Inc., Standard & Poor's Rating Services and/or Fitch Ratings Inc. The minimum applicable spread for Alternate Base Rate borrowings is 0.125% and the maximum is 0.75%. The minimum applicable spread for Adjusted Term SOFR Rate and Adjusted Daily Simple SOFR borrowings is 1.125% and the maximum is 1.75%. The Alternate Base Rate is subject to a floor of 1.00% and the Adjusted Term SOFR Rate and the Adjusted Daily Simple SOFR are each subject to a floor of 0.00%. The rate of interest on any term loans incurred in connection with the expansion option will be established at or about the time such loans are made and may differ from the rate of interest on revolving loans.

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of June 30, 2023, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements. The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•
FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions. At June 30, 2023, outstanding borrowings under these facilities totaled $585.7 million.
•
First American Trust, FSB (“FA Trust”), a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and maintains access to the Federal Reserve's Discount Window and Bank Term Funding Program. At June 30, 2023, no amounts were outstanding under any of these facilities.
•
First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At June 30, 2023, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 29.2% and 30.0% at June 30, 2023 and December 31, 2022, respectively. The Company’s adjusted debt to capitalization ratios, excluding secured financings payable of $585.7 million and $366.3 million and accumulated other comprehensive loss of $824.0 million and $868.9 million at June 30, 2023 and December 31, 2022, were 19.9% and 22.9%, respectively.

Investment Portfolio. The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of June 30, 2023, 95% of the Company’s investment portfolio consisted of debt securities, of which 66% were either United States government-backed or rated AAA and 98% were either rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s debt securities portfolio at June 30, 2023, see Note 3 Debt Securities to the condensed consolidated financial statements.

In addition to its debt and marketable equity securities portfolio, the Company maintains investments in non-marketable equity securities and securities accounted for under the equity method. For further information on the Company’s equity securities, see Note 4 Equity Securities to the condensed consolidated financial statements.

Off-balance sheet arrangements. The Company administers escrow deposits and trust assets as a service to its direct customers. Escrow deposits totaled $9.8 billion and $10.0 billion at June 30, 2023 and December 31, 2022, respectively, of which $4.9 billion and $4.6 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions.

Trust assets held or managed by FA Trust totaled $4.2 billion and $4.1 billion at June 30, 2023 and December 31, 2022, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.7 billion and $2.8 billion at June 30, 2023 and December 31, 2022, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $1.5 billion and $1.1 billion at June 30, 2023 and December 31, 2022, respectively, of which $1.0 billion and $0.7 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of June 30, 2023, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 17 Litigation and Regulatory Contingencies to the condensed consolidated financial statements included in “Item 1. Financial Statements (unaudited)” of Part I of this report, which is incorporated by reference into this Item 1 of Part II.

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

2.
The Company is pursuing various innovative initiatives, which could result in increased title claims or otherwise adversely affect the Company

In an effort to speed the delivery of its products, increase efficiency, improve quality, improve the customer experience and decrease risk, the Company is utilizing innovative technologies, processes and techniques, including artificial intelligence, in the production and delivery of its products and services. These efforts include converting certain manual processes into automated ones to streamline searches, examinations and other underwriting functions in connection with the issuance of title insurance policies, building and maintaining title plants and other data assets, and digitizing and automating components of the settlement process. The Company believes these innovations will improve the customer experience by simplifying and reducing the time it takes to close a transaction, reducing risk and improving communication, and expects to continue expanding its use of these technologies. Risks from these and other innovative initiatives include those associated with potential defects in the design and development of the technologies used to automate processes; misapplication of technologies; the reliance on data, rules or assumptions that may prove inadequate; information security vulnerabilities; and failure to meet customer expectations, among others. As a result of these risks, the Company could experience increased claims, reputational damage or other adverse effects, which could be material to the Company.

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

Certain of these circumstances, particularly when combined with declining real estate values and the increase in foreclosures that often results therefrom, also tend to adversely impact the Company’s title claims experience. National inventory levels for residential homes for sale have been declining over the past several years and remain below historical average levels. Combined with the rapidly rising mortgage interest rates in 2022 that decreased demand, the number of residential purchase transactions declined year over year. Residential refinance activity is also strongly correlated with changes in mortgage interest rates and rising mortgage rates during 2022, expectedly, had an adverse impact on the Company’s refinance business that is expected to continue for so long as mortgage rates continue to rise or if they subsequently remain high relative to the interest rates of outstanding mortgages. Higher interest rates also negatively impacted commercial transactions beginning in the latter half of 2022 and will likely continue to impact our volumes.

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

The Company’s home warranty business has been and may be impacted by increases in the frequency and severity of weather events. Home warranty claims, including those pertaining to climate control units, tend to rise as temperatures become extreme, especially in geographies where extreme temperatures are infrequent.

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

26.
Changes in the composition of deposits at the Company’s federal savings bank subsidiary could require the Company to borrow funds to maintain liquidity

The deposits of the Company’s federal savings bank subsidiary consist almost entirely of funds deposited by its affiliates, the majority of which are from third parties to be held in trust pending the closing of real estate transactions. Following the Company’s acquisition of ServiceMac, LLC, a residential mortgage subservicer, an increasing proportion of the bank’s deposits are custodial funds held on behalf of clients of ServiceMac that are owners of loans or mortgage servicing rights (MSRs). Such clients may cause their custodial funds to be moved out of the Company’s bank subsidiary in connection with the transfer of ownership of MSRs or loans, termination of subservicing contracts or otherwise. The likelihood of clients causing funds to be moved increases as interest rates rise, which could result in a marked decline in the bank’s deposits. When the bank’s deposits decline, the Company may be required to borrow funds to maintain the bank’s liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2023, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program approved by the Company’s board of directors in June 2022, which program has no expiration date, the Company may repurchase up to $400.0 million of the Company’s issued and outstanding common stock. The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table. Prices in column (b) include commissions. Cumulatively, as of June 30, 2023, the Company had repurchased $159.1 million (including commissions) of its shares authorized under the share repurchase program and had the authority to repurchase an additional $240.9 million (including commissions) under that program.

(dollars in millions, except average price paid per share)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 to April 30, 2023	124,987	$56.06	124,987	$249.2
May 1, 2023 to May 31, 2023	33,291	54.76	33,291	247.3
June 1, 2023 to June 30, 2023	114,414	56.38	114,414	240.9
Total	272,692	$56.04	272,692	$240.9

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
Not applicable.
(c)
During the quarter ended June 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Each management contract or compensatory plan or arrangement in which any director or named executive officer of First American Financial Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. §229.402(a)(3)), participates that is included among the exhibits listed on the Exhibit Index is identified on the Exhibit Index by an asterisk (*).

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed June 1, 2010.

3.2	Bylaws of First American Financial Corporation, amended and restated effective as of January 19, 2022.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed January 21, 2022.

10.1	Credit Agreement dated as of May 17, 2023, among First American Financial Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	N/A.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Attached.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	Attached.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Attached.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	Attached.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	N/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: July 27, 2023	By	/s/ Kenneth D. DeGiorgio
Kenneth D. DeGiorgio
Chief Executive Officer (Principal Executive Officer)

Date: July 27, 2023	By	/s/ Mark E. Seaton
Mark E. Seaton
Executive Vice President, Chief Financial Officer (Principal Financial Officer)