Form 10-Q
period 2023-09-30
First American Financial Corp
filed 2023-10-27
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-34580

FIRST AMERICAN FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	26-1911571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 First American Way, Santa Ana, California	92707-5913
(Address of principal executive offices)	(Zip Code)

(714) 250-3000

(Registrant’s telephone number, including area code)

Not Applicable

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

On October 23, 2023 there were 103,181,278 shares of common stock outstanding.

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
•
INABILITY OF THE COMPANY TO FULFILL PARENT COMPANY OBLIGATIONS AND/OR PAY DIVIDENDS;
•
INABILITY TO REALIZE ANTICIPATED SYNERGIES OR PRODUCE RETURNS THAT JUSTIFY INVESTMENT IN ACQUIRED BUSINESSES;
•
a reduction in the deposits at the Company’s federal savings bank subsidiary;
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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in millions, except par values)

(unaudited)

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1,579.1	$1,223.5
Accounts and accrued income receivable, less allowance for credit losses of $20.5 and $21.3	389.3	367.1
Income taxes receivable	32.8	22.0
Investments:
Deposits with banks	55.3	63.4
Debt securities (amortized cost of $8,414.7 and $9,169.6; pledged of $98.8 and $86.0)	7,227.2	8,169.6
Equity securities	708.7	754.2
	$7,991.2	$8,987.2
Secured financings receivable	655.5	422.7
Property and equipment, net	730.9	636.9
Operating lease assets	237.0	248.0
Title plants and other indexes	647.8	639.8
Deferred income taxes	54.5	54.5
Goodwill	1,800.1	1,798.2
Other intangible assets, net	162.4	193.8
Other assets	397.0	361.6
	$14,677.6	$14,955.3
Liabilities and Equity
Deposits	5,613.1	5,519.7
Accounts payable and accrued liabilities	810.9	915.0
Deferred revenue	207.7	196.9
Reserve for known and incurred but not reported claims	1,299.5	1,325.3
Income taxes payable	8.2	10.0
Deferred income taxes	18.8	18.8
Operating lease liabilities	254.8	269.3
Secured financings payable	530.4	366.3
Notes and contracts payable	1,392.2	1,645.8
	$10,135.6	$10,267.1
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares; Outstanding—103.3 shares and 103.2 shares	—	—
Additional paid-in capital	1,797.8	1,812.4
Retained earnings	3,739.0	3,721.3
Accumulated other comprehensive loss	(1,009.6)	(868.9)
Total stockholders’ equity	$4,527.2	$4,664.8
Noncontrolling interests	14.8	23.4
Total equity	$4,542.0	$4,688.2
	$14,677.6	$14,955.3

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Direct premiums and escrow fees	$595.5	$757.8	$1,713.0	$2,428.5
Agent premiums	664.5	909.7	1,879.6	2,794.7
Information and other	245.7	282.3	722.9	900.5
Net investment income	139.1	100.6	423.4	199.2
Net investment gains (losses) (realized of $(5.1), $(50.1), $(12.4), $(6.6))	(163.6)	(226.1)	(164.7)	(402.4)
	1,481.2	1,824.3	4,574.2	5,920.5
Expenses
Personnel costs	485.8	569.8	1,487.9	1,789.8
Premiums retained by agents	531.4	724.8	1,496.8	2,230.8
Other operating expenses	273.8	312.1	804.8	992.8
Provision for policy losses and other claims	91.1	131.5	262.9	380.4
Depreciation and amortization	47.3	41.4	138.9	124.0
Premium taxes	17.7	23.9	47.7	71.3
Interest	35.8	24.0	99.2	63.4
	1,482.9	1,827.5	4,338.2	5,652.5
(Loss) income before income taxes	(1.7)	(3.2)	236.0	268.0
Income tax (benefit) expense	(0.5)	(5.6)	54.8	57.3
Net (loss) income	(1.2)	2.4	181.2	210.7
Less: Net income (loss) attributable to noncontrolling interests	0.5	0.4	(1.5)	2.0
Net (loss) income attributable to the Company	$(1.7)	$2.0	$182.7	$208.7
Net (loss) income per share attributable to the Company's stockholders (Note 11):
Basic	$(0.02)	$0.02	$1.75	$1.94
Diluted	$(0.02)	$0.02	$1.75	$1.93
Cash dividends per share	$0.53	$0.52	$1.57	$1.54
Weighted-average common shares outstanding (Note 11):
Basic	104.2	105.3	104.4	107.8
Diluted	104.2	105.5	104.7	108.1

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(1.2)	$2.4	$181.2	$210.7
Other comprehensive income (loss), net of tax:
Unrealized losses on debt securities	(171.6)	(262.7)	(141.2)	(901.1)
Foreign currency translation adjustment	(14.4)	(35.8)	(0.6)	(58.0)
Pension benefit adjustment	0.4	1.1	1.1	3.3
Total other comprehensive loss, net of tax	(185.6)	(297.4)	(140.7)	(955.8)
Comprehensive (loss) income	(186.8)	(295.0)	40.5	(745.1)
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.5	0.4	(1.5)	2.0
Comprehensive (loss) income attributable to the Company	$(187.3)	$(295.4)	$42.0	$(747.1)

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2022	103.2	$—	$1,812.4	$3,721.3	$(868.9)	$4,664.8	$23.4	$4,688.2
Net income for three months ended March 31, 2023	—	—	—	45.9	—	45.9	0.1	46.0
Dividends on common shares	—	—	—	(53.8)	—	(53.8)	—	(53.8)
Repurchases of Company shares	(0.6)	—	(30.4)	—	—	(30.4)	—	(30.4)
Shares issued in connection with share-based compensation	0.7	—	(4.9)	(1.1)	—	(6.0)	—	(6.0)
Share-based compensation	—	—	23.0	—	—	23.0	—	23.0
Net activity related to noncontrolling interests	—	—	—	—	—	—	(1.1)	(1.1)
Other comprehensive income	—	—	—	—	113.0	113.0	—	113.0
Balance at March 31, 2023	103.3	—	1,800.1	3,712.3	(755.9)	4,756.5	22.4	4,778.9
Net income (loss) for three months ended June 30, 2023	—	—	—	138.5	—	138.5	(2.1)	136.4
Dividends on common shares	—	—	—	(53.6)	—	(53.6)	—	(53.6)
Repurchases of Company shares	(0.2)	—	(15.3)	—	—	(15.3)	—	(15.3)
Shares issued in connection with share-based compensation	0.1	—	6.0	(1.0)	—	5.0	—	5.0
Share-based compensation	—	—	9.0	—	—	9.0	—	9.0
Net activity related to noncontrolling interests	—	—	0.4	—	—	0.4	(5.8)	(5.4)
Other comprehensive loss	—	—	—	—	(68.1)	(68.1)	—	(68.1)
Balance at June 30, 2023	103.2	—	1,800.2	3,796.2	(824.0)	4,772.4	14.5	4,786.9
Net (loss) income for three months ended September 30, 2023	—	—	—	(1.7)	—	(1.7)	0.5	(1.2)
Dividends on common shares	—	—	—	(54.7)	—	(54.7)	—	(54.7)
Repurchases of Company shares	(0.2)	—	(9.3)	—	—	(9.3)	—	(9.3)
Shares issued in connection with share-based compensation	0.3	—	(2.0)	(0.8)	—	(2.8)	—	(2.8)
Share-based compensation	—	—	8.9	—	—	8.9	—	8.9
Net activity related to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	—	(185.6)	(185.6)	—	(185.6)
Balance at September 30, 2023	103.3	$—	$1,797.8	$3,739.0	$(1,009.6)	$4,527.2	$14.8	$4,542.0

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity – (Continued)

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2021	109.7	$—	$2,179.2	$3,679.9	$(92.4)	$5,766.7	$16.1	$5,782.8
Net income for three months ended March 31, 2022	—	—	—	97.9	—	97.9	0.2	98.1
Dividends on common shares	—	—	—	(55.7)	—	(55.7)	—	(55.7)
Repurchases of Company shares	(1.6)	—	(108.0)	—	—	(108.0)	—	(108.0)
Shares issued in connection with share-based compensation	0.6	—	(11.6)	(0.9)	—	(12.5)	—	(12.5)
Share-based compensation	—	—	43.3	—	—	43.3	—	43.3
Net activity related to noncontrolling interests	—	—	—	—	—	—	(0.6)	(0.6)
Other comprehensive loss	—	—	—	—	(368.2)	(368.2)	—	(368.2)
Balance at March 31, 2022	108.7	—	2,102.9	3,721.2	(460.6)	5,363.5	15.7	5,379.2
Net income for three months ended June 30, 2022	—	—	—	108.8	—	108.8	1.4	110.2
Dividends on common shares	—	—	—	(54.0)	—	(54.0)	—	(54.0)
Repurchases of Company shares	(3.9)	—	(226.8)	—	—	(226.8)	—	(226.8)
Shares issued in connection with share-based compensation	0.2	—	6.7	(1.1)	—	5.6	—	5.6
Share-based compensation	—	—	8.7	—	—	8.7	—	8.7
Net activity related to noncontrolling interests	—	—	—	—	—	—	0.3	0.3
Other comprehensive loss	—	—	—	—	(290.2)	(290.2)	—	(290.2)
Balance at June 30, 2022	105.0	—	1,891.5	3,774.9	(750.8)	4,915.6	17.4	4,933.0
Net income for three months ended September 30, 2022	—	—	—	2.0	—	2.0	0.4	2.4
Dividends on common shares	—	—	—	(54.0)	—	(54.0)	—	(54.0)
Repurchases of Company shares	(1.3)	—	(71.9)	—	—	(71.9)	—	(71.9)
Shares issued in connection with share-based compensation	0.1	—	6.4	(1.1)	—	5.3	—	5.3
Share-based compensation	—	—	8.2	—	—	8.2	—	8.2
Net activity related to noncontrolling interests	—	—	—	—	—	—	5.3	5.3
Other comprehensive loss	—	—	—	—	(297.4)	(297.4)	—	(297.4)
Balance at September 30, 2022	103.8	$—	$1,834.2	$3,721.8	$(1,048.2)	$4,507.8	$23.1	$4,530.9

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$181.2	$210.7
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	262.9	380.4
Depreciation and amortization	138.9	124.0
Amortization of premiums and accretion of discounts on debt securities, net	5.6	18.3
Net investment losses	164.7	402.4
Share-based compensation	40.9	60.2
Equity in earnings of affiliates, net	(4.0)	(10.0)
Dividends from equity method investments	5.0	9.1
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(289.1)	(337.7)
Net change in income tax accounts	33.0	(114.4)
(Increase) decrease in accounts and accrued income receivable	(16.7)	45.5
Decrease in accounts payable and accrued liabilities	(113.2)	(274.4)
Increase (decrease) in deferred revenue	10.9	(10.4)
Other, net	(24.1)	28.5
Cash provided by operating activities	396.0	532.2
Cash flows from investing activities:
Acquisitions/dispositions, net of cash acquired/divested	(19.1)	(277.5)
Net decrease (increase) in deposits with banks	6.1	(8.4)
Purchases of debt securities	(994.4)	(1,989.4)
Proceeds from sales of debt securities	1,081.7	1,062.8
Proceeds from maturities of debt securities	659.3	951.2
Purchases of equity securities	(164.0)	(136.8)
Proceeds from sales of equity securities	61.1	230.8
Net change in other investments	(10.8)	(3.6)
Advances under secured financing agreements	(10,109.3)	(13,051.4)
Collections of secured financings receivable	9,877.3	13,146.8
Capital expenditures	(205.3)	(189.3)
Proceeds from sales of property and equipment	0.1	6.8
Proceeds from insurance settlement	2.1	2.9
Cash provided by (used for) investing activities	184.8	(255.1)
Cash flows from financing activities:
Net change in deposits	93.4	1,659.8
Borrowings under secured financing agreements	10,069.4	12,858.9
Repayments of secured financings payable	(9,905.3)	(13,065.1)
Repayment of senior unsecured notes	(250.0)	—
Repayments of other notes and contracts payable	(4.9)	(5.1)
Net activity related to noncontrolling interests	(6.6)	(1.5)
Net payments in connection with share-based compensation	(3.8)	(1.6)
Repurchases of Company shares	(55.0)	(406.7)
Payments of cash dividends	(162.1)	(163.7)
Cash (used for) provided by financing activities	(224.9)	875.0
Effect of exchange rate changes on cash	(0.3)	(18.9)
Net increase in cash and cash equivalents	355.6	1,133.2
Cash and cash equivalents—Beginning of period	1,223.5	1,228.0
Cash and cash equivalents—End of period	$1,579.1	$2,361.2
Supplemental information:
Cash paid during the period for:
Interest	$88.9	$58.6
Premium taxes	$71.0	$96.8
Income taxes	$22.1	$171.0

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

Pending Accounting Pronouncements

In August 2023, the Financial Accounting Standards Board (“FASB”) issued updated guidance that is intended to provide decision-useful information to investors and reduce diversity in practice in accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The updated guidance will require joint ventures to recognize and initially measure their assets and liabilities at fair value, with certain exceptions to fair value measurement consistent with business combination guidance. The updated guidance is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

In September 2022, the FASB issued updated guidance intended to increase the comparability of financial information across reporting entities that have investments in equity securities measured at fair value that are subject to contractual restrictions preventing the sale of those securities. The updated guidance clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, as a result, should not be considered in measuring fair value. In addition, new disclosures are required about the nature of the restrictions and their remaining duration. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2023. The Company does not expect the adoption of this guidance to impact its condensed consolidated financial statements.

Note 2 –Trust Assets, Escrow and Other Deposits

The Company administers escrow deposits and trust assets as a service to its direct customers. Escrow deposits totaled $9.2 billion and $10.0 billion at September 30, 2023 and December 31, 2022, respectively, of which $4.5 billion and $4.6 billion, respectively, were held at First American Trust, FSB (“FA Trust”). The remaining deposits were held at third-party financial institutions.

Trust assets held or managed by FA Trust totaled $4.3 billion and $4.1 billion at September 30, 2023 and December 31, 2022, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.4 billion and $2.8 billion at September 30, 2023 and December 31, 2022, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $1.3 billion and $1.1 billion at September 30, 2023 and December 31, 2022, respectively, of which $0.8 billion and $0.7 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

Deposit balances held at FA Trust are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.

Note 3 – Debt Securities

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated
(in millions)	cost	Gains	Losses	fair value
September 30, 2023
U.S. Treasury bonds	$136.1	$—	$(8.0)	$128.1
Municipal bonds	1,403.0	0.9	(207.8)	1,196.1
Foreign government bonds	224.0	—	(17.1)	206.9
Governmental agency bonds	237.7	—	(20.2)	217.5
Governmental agency mortgage-backed securities	4,987.1	0.1	(816.8)	4,170.4
U.S. corporate debt securities	965.0	0.6	(85.5)	880.1
Foreign corporate debt securities	461.8	0.8	(34.5)	428.1
	$8,414.7	$2.4	$(1,189.9)	$7,227.2
December 31, 2022
U.S. Treasury bonds	$308.5	$1.4	$(7.1)	$302.8
Municipal bonds	1,670.6	3.2	(195.1)	1,478.7
Foreign government bonds	208.0	0.1	(14.4)	193.7
Governmental agency bonds	247.9	—	(19.3)	228.6
Governmental agency mortgage-backed securities	5,253.4	1.7	(652.7)	4,602.4
U.S. corporate debt securities	1,004.4	1.5	(84.5)	921.4
Foreign corporate debt securities	476.8	1.6	(36.4)	442.0
	$9,169.6	$9.5	$(1,009.5)	$8,169.6

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Sales of debt securities resulted in realized gains of $0.1 million and $6.4 million, realized losses of $5.2 million and $18.8 million and proceeds of $178.7 million and $1.1 billion for the three and nine months ended September 30, 2023, respectively. Sales of debt securities resulted in realized gains of $0.3 million and $4.3 million, realized losses of $50.4 million and $62.0 million and proceeds of $605.4 million and $1.1 billion for the three and nine months ended September 30, 2022, respectively.

Investments in debt securities in an unrealized loss position, and their respective length of time in such position, are as follows:

	Less than 12 months		12 months or longer		Total
(in millions)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2023
U.S. Treasury bonds	$72.5	$(2.0)	$55.5	$(6.0)	$128.0	$(8.0)
Municipal bonds	237.3	(11.8)	926.5	(196.0)	1,163.8	(207.8)
Foreign government bonds	103.7	(1.3)	97.3	(15.8)	201.0	(17.1)
Governmental agency bonds	74.6	(1.7)	142.9	(18.5)	217.5	(20.2)
Governmental agency mortgage-backed securities	641.3	(37.5)	3,516.5	(779.3)	4,157.8	(816.8)
U.S. corporate debt securities	196.7	(6.5)	593.0	(79.0)	789.7	(85.5)
Foreign corporate debt securities	107.4	(3.5)	263.9	(31.0)	371.3	(34.5)
	$1,433.5	$(64.3)	$5,595.6	$(1,125.6)	$7,029.1	$(1,189.9)
December 31, 2022
U.S. Treasury bonds	$108.0	$(1.4)	$49.5	$(5.7)	$157.5	$(7.1)
Municipal bonds	813.4	(55.8)	540.0	(139.3)	1,353.4	(195.1)
Foreign government bonds	142.1	(5.9)	45.7	(8.5)	187.8	(14.4)
Governmental agency bonds	172.7	(8.2)	55.8	(11.1)	228.5	(19.3)
Governmental agency mortgage-backed securities	1,859.6	(141.4)	2,626.8	(511.3)	4,486.4	(652.7)
U.S. corporate debt securities	528.3	(38.2)	325.2	(46.3)	853.5	(84.5)
Foreign corporate debt securities	241.6	(17.5)	137.1	(18.9)	378.7	(36.4)
	$3,865.7	$(268.4)	$3,780.1	$(741.1)	$7,645.8	$(1,009.5)

Based on the Company’s review of its debt securities in an unrealized loss position it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at September 30, 2023. As of September 30, 2023, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

In determining credit losses on its debt securities in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, yield to maturity, profitability and stock performance.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at September 30, 2023, by contractual maturities, are as follows:

(in millions)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$6.4	$124.7	$0.4	$4.6	$136.1
Estimated fair value	$6.3	$117.7	$0.3	$3.8	$128.1
Municipal bonds
Amortized cost	9.9	325.9	527.4	539.8	1,403.0
Estimated fair value	9.8	291.6	435.4	459.3	1,196.1
Foreign government bonds
Amortized cost	41.6	105.5	67.6	9.3	224.0
Estimated fair value	41.3	102.8	55.4	7.4	206.9
Governmental agency bonds
Amortized cost	25.0	154.4	6.7	51.6	237.7
Estimated fair value	24.9	147.0	5.9	39.7	217.5
U.S. corporate debt securities
Amortized cost	10.6	690.9	199.2	64.3	965.0
Estimated fair value	10.3	634.5	185.4	49.9	880.1
Foreign corporate debt securities
Amortized cost	13.2	297.9	115.8	34.9	461.8
Estimated fair value	12.9	278.2	107.8	29.2	428.1
Total debt securities (excluding mortgage-backed securities)
Amortized cost	$106.7	$1,699.3	$917.1	$704.5	$3,427.6
Estimated fair value	$105.5	$1,571.8	$790.2	$589.3	$3,056.8
Total mortgage-backed securities
Amortized cost					4,987.1
Estimated fair value					4,170.4
Total debt securities
Amortized cost					$8,414.7
Estimated fair value					$7,227.2

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio at September 30, 2023, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$128.1	100.0%	$—	—%	$—	—%	$128.1
Municipal bonds	1,164.9	97.4	30.9	2.6	0.3	—	1,196.1
Foreign government bonds	201.8	97.6	4.4	2.1	0.7	0.3	206.9
Governmental agency bonds	217.5	100.0	—	—	—	—	217.5
Governmental agency mortgage- backed securities	4,170.4	100.0	—	—	—	—	4,170.4
U.S. corporate debt securities	422.5	48.0	317.3	36.1	140.3	15.9	880.1
Foreign corporate debt securities	214.2	50.0	177.7	41.5	36.2	8.5	428.1
	$6,519.4	90.2%	$530.3	7.3%	$177.5	2.5%	$7,227.2

Included in debt securities at September 30, 2023, were bank loans totaling $132.9 million, of which $124.2 million were non-investment grade; high yield corporate debt securities totaling $50.5 million, all of which were non-investment grade; and emerging market debt securities totaling $39.1 million, of which $2.5 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at September 30, 2023, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$128.0	100.0%	$—	—%	$—	—%	$128.0
Municipal bonds	1,135.1	97.6	28.4	2.4	0.3	—	1,163.8
Foreign government bonds	195.9	97.5	4.4	2.2	0.7	0.3	201.0
Governmental agency bonds	217.5	100.0	—	—	—	—	217.5
Governmental agency mortgage- backed securities	4,157.8	100.0	—	—	—	—	4,157.8
U.S. corporate debt securities	413.5	52.4	302.5	38.3	73.7	9.3	789.7
Foreign corporate debt securities	197.8	53.3	150.3	40.5	23.2	6.2	371.3
	$6,445.6	91.7%	$485.6	6.9%	$97.9	1.4%	$7,029.1

Debt securities in an unrealized loss position at September 30, 2023, included bank loans totaling $50.3 million, of which $48.7 million were non-investment grade; high yield corporate debt securities totaling $46.7 million, all of which were non-investment grade; and emerging market debt securities totaling $38.8 million, of which $2.2 million were non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 4 – Equity Securities

Investments in equity securities, by classification, are summarized as follows:

(in millions)	September 30, 2023	December 31, 2022
Marketable equity securities	$407.3	$279.5
Non-marketable equity securities	226.7	395.8
Equity method investments	74.7	78.9
	$708.7	$754.2

Investments in marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized losses	Estimated fair value
September 30, 2023
Common stocks	$432.0	$(36.0)	$396.0
Preferred stocks	15.3	(4.0)	11.3
	$447.3	$(40.0)	$407.3
December 31, 2022
Common stocks	$323.7	$(55.6)	$268.1
Preferred stocks	15.3	(3.9)	11.4
	$339.0	$(59.5)	$279.5

Net losses of $29.4 million and net gains of $20.5 million resulting from changes in the fair values of marketable equity securities were recognized for the three and nine months ended September 30, 2023, respectively, which included net unrealized losses of $32.2 million and net unrealized gains of $19.0 million on securities still held at September 30, 2023, respectively. Included in net losses/gains during the three and nine months ended September 30, 2023, were unrealized losses of $16.4 million and unrealized gains of $10.2 million, respectively, related to the Company's investment in Offerpad Solutions Inc. ("Offerpad"), a tech-enabled real estate company. Net losses of $49.8 million and $255.4 million resulting from changes in the fair values of marketable equity securities were recognized for the three and nine months ended September 30, 2022, respectively, which included net unrealized losses of $33.2 million and $231.4 million on securities still held at September 30, 2022, respectively. Included in net investment losses during the three and nine months ended September 30, 2022, were unrealized losses of $31.2 million and $166.8 million, respectively, related to the Company’s investment in Offerpad.

During the nine months ended September 30, 2023, the Company paid $25.0 million to purchase additional shares of Offerpad common stock. The cost and fair values of the Company’s investment in Offerpad at September 30, 2023 and December 31, 2022, totaled $110.0 million and $50.0 million and $85.0 million and $14.8 million, respectively.

Investments in non-marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized (losses) gains	Carrying amount
September 30, 2023	$300.1	$(73.4)	$226.7
December 31, 2022	$307.2	$88.6	$395.8

The Company recognized unrealized losses and impairment charges totaling $122.4 million and $162.0 million for the three and nine months ended September 30, 2023, respectively, and unrealized losses and impairment charges totaling $119.9 million and $116.4 million during the three and nine months ended September 30, 2022, respectively, related to its investments in private venture-stage companies. All such unrealized losses related to securities still held at September 30, 2023 and 2022. Cumulative unrealized losses and impairment charges and cumulative unrealized gains related to the Company's non-marketable equity securities totaled $315.2 million and $241.8 million, respectively, at September 30, 2023, and $153.2 million and $241.8 million, respectively, at December 31, 2022.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Also, during the nine months ended September 30, 2022, the Company realized a gain of $51.1 million and cash proceeds of $63.0 million related to the sale of an investment in a title insurance business.

Note 5 – Allowance for Credit Losses – Accounts Receivable

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Balance at beginning of period	$20.9	$16.1	$21.3	$14.0
Provision for expected credit losses	1.6	3.0	4.4	8.4
Write-offs/recoveries	(2.0)	0.1	(5.2)	(3.2)
Balance at end of period	$20.5	$19.2	$20.5	$19.2

Note 6 – Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2023, is as follows:

(in millions)	Title Insurance and Services	Home Warranty	Total
Balance at beginning of period	$1,757.3	$40.9	$1,798.2
Acquisitions	2.6	—	2.6
Dispositions	(0.9)	—	(0.9)
Foreign currency translation	0.2	—	0.2
Balance at end of period	$1,759.2	$40.9	$1,800.1

The Company did not record any goodwill impairment losses during the nine months ended September 30, 2023.

Note 7 – Other Intangible Assets

Other intangible assets are summarized as follows:

(in millions)	September 30, 2023	December 31, 2022
Finite-lived intangible assets:
Customer relationships	$190.9	$191.0
Noncompete agreements	28.7	33.8
Trademarks	70.6	70.6
Internal-use software licenses	17.1	24.0
Patents	2.8	2.8
	310.1	322.2
Accumulated amortization	(164.6)	(145.3)
	145.5	176.9
Indefinite-lived intangible assets:
Licenses	16.9	16.9
	$162.4	$193.8

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Amortization expense for finite-lived intangible assets was $12.9 million and $39.0 million for the three and nine months ended September 30, 2023, respectively, and $11.7 million and $40.5 million for the three and nine months ended September 30, 2022, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in millions)
Remainder of 2023	$11.9
2024	$35.4
2025	$26.7
2026	$25.9
2027	$11.4
2028	$7.1

Note 8 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Nine Months Ended September 30,
(in millions)	2023	2022
Balance at beginning of period	$1,325.3	$1,283.8
Provision related to:
Current year	273.7	364.6
Prior years	(10.8)	15.8
	262.9	380.4
Payments, net of recoveries, related to:
Current year	142.1	166.2
Prior years	147.0	171.5
	289.1	337.7
Other	0.4	(12.5)
Balance at end of period	$1,299.5	$1,314.0

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 3.0% and 3.33% for the three and nine months ended September 30, 2023, respectively, and 4.0% for the three and nine months ended September 30, 2022. The 3.0% and 3.33% loss rates in the current year reflect an ultimate loss rate of 3.75% for the current policy year and reserve releases of 0.75%, or $8.6 million and 0.42%, or $14.0 million for prior policy years, all based on current year title insurance premiums and escrow fees for the three and nine months ended September 30, 2023, respectively. The 4.0% rate for the respective periods of the prior year reflected the ultimate loss rate for the 2022 policy year and no change in loss reserve estimates for prior policy years.

A summary of the Company’s loss reserves is as follows:

(dollars in millions)	September 30, 2023		December 31, 2022
Known title claims	$60.8	4.7%	$62.1	4.7%
Incurred but not reported claims	1,193.2	91.8%	1,207.2	91.1%
Total title claims	1,254.0	96.5%	1,269.3	95.8%
Non-title claims	45.5	3.5%	56.0	4.2%
Total loss reserves	$1,299.5	100.0%	$1,325.3	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Notes and Contracts Payable

In May 2023, the Company entered into a senior unsecured credit agreement with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, and the lenders party thereto that provides for a $900.0 million revolving credit facility. The credit agreement includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $450.0 million. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds from borrowings made from time to time under the credit agreement may be used for general corporate purposes. Unless terminated earlier, the credit agreement will terminate on May 17, 2028. Upon entry into the credit agreement, the previous $700.0 million senior unsecured credit agreement was terminated. At September 30, 2023, the Company had no outstanding borrowings under the facility.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of September 30, 2023, the Company was in compliance with the financial covenants under the credit agreement.

On February 1, 2023, the Company repaid its $250.0 million 4.30% senior unsecured notes, upon maturity, through available cash at the holding company.

Note 10 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 29.4% and 23.2% for the three and nine months ended September 30, 2023, respectively, and 174.2% and 21.4% for the three and nine months ended September 30, 2022, respectively. The effective income tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense. The effective income tax rates also reflect the impact on pretax earnings from losses and impairments on equity investments.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

As of September 30, 2023 and December 31, 2022, the liabilities for income taxes associated with uncertain tax positions were $1.0 million and $3.2 million, respectively. The net decrease in the liability during 2023 was primarily attributable to the settlement of a foreign tax matter for prior years. The liabilities as of September 30, 2023 and December 31, 2022 could be reduced by $0.2 million and $2.2 million, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments, and state income taxes. The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties, net of tax benefits, related to uncertain tax positions were not material as of September 30, 2023 and, as of December 31, 2022.

It is reasonably possible that the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may increase or decrease within the next 12 months. Any such change may be the result of either ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. As of September 30, 2023, the Company is generally no longer subject to income tax examinations for U.S. federal, state and non-U.S. jurisdictions for years prior to 2020, 2019 and 2014, respectively.

The Inflation Reduction Act, which was signed into law on August 16, 2022, included various tax provisions that were effective for tax years beginning on or after January 1, 2023, including a 15% minimum income tax on certain large corporations and a 1% excise tax on corporate stock repurchases. These tax law changes did not have a material impact on the Company’s condensed consolidated financial statements as of September 30, 2023.

Note 11 – Earnings (Losses) Per Share

The computation of basic and diluted earnings (losses) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2023	2022	2023	2022
Numerator
Net (loss) income attributable to the Company	$(1.7)	$2.0	$182.7	$208.7
Denominator
Basic weighted-average shares	104.2	105.3	104.4	107.8
Effect of dilutive restricted stock units (“RSUs”)	—	0.2	0.3	0.3
Diluted weighted-average shares	104.2	105.5	104.7	108.1
Net (loss) income per share attributable to the Company’s stockholders (1)
Basic	$(0.02)	$0.02	$1.75	$1.94
Diluted	$(0.02)	$0.02	$1.75	$1.93

(1)
Net income (loss) per share may not recalculate due to rounding.

For the three and nine months ended September 30, 2023, 288 thousand and 15 thousand RSUs and 39 thousand and 14 thousand performance restricted stock units (“PRSUs”), respectively, were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect. For the three and nine months ended September 30, 2022, 272 thousand and 24 thousand RSUs, respectively, were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 12 – Employee Benefit Plans

Net periodic benefit costs related to the Company’s unfunded supplemental benefit pension plans are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Expense:
Service costs	$0.1	$0.1	$0.1	$0.1
Interest costs	2.5	1.5	7.6	4.5
Amortization of net actuarial loss	0.4	1.4	1.5	4.3
Amortization of prior service cost	—	—	—	0.2
	$3.0	$3.0	$9.2	$9.1

The Company contributed $11.7 million to its unfunded supplemental benefit pension plans during the nine months ended September 30, 2023 and expects to contribute an additional $4.0 million during the remainder of 2023.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of September 30, 2023 and December 31, 2022:

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2023
Debt securities:
U.S. Treasury bonds	$128.1	$—	$128.1	$—
Municipal bonds	1,196.1	—	1,196.1	—
Foreign government bonds	206.9	—	206.9	—
Governmental agency bonds	217.5	—	217.5	—
Governmental agency mortgage-backed securities	4,170.4	—	4,170.4	—
U.S. corporate debt securities	880.1	—	880.1	—
Foreign corporate debt securities	428.1	—	428.1	—
	7,227.2	—	7,227.2	—
Equity securities:
Common stocks	396.0	396.0	—	—
Preferred stocks	11.3	11.3	—	—
	407.3	407.3	—	—
Mortgage loans held for sale	13.1	—	11.9	1.2
Total	$7,647.6	$407.3	$7,239.1	$1.2

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2022
Debt securities:
U.S. Treasury bonds	$302.8	$—	$302.8	$—
Municipal bonds	1,478.7	—	1,478.7	—
Foreign government bonds	193.7	—	193.7	—
Governmental agency bonds	228.6	—	228.6	—
Governmental agency mortgage-backed securities	4,602.4	—	4,602.4	—
U.S. corporate debt securities	921.4	—	921.4	—
Foreign corporate debt securities	442.0	—	442.0	—
	8,169.6	—	8,169.6	—
Equity securities:
Common stocks	268.1	268.1	—	—
Preferred stocks	11.4	11.4	—	—
	279.5	279.5	—	—
Mortgage loans held for sale	15.9	—	13.9	2.0
Total	$8,465.0	$279.5	$8,183.5	$2.0

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of September 30, 2023 and December 31, 2022:

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
September 30, 2023
Assets:
Cash and cash equivalents	$1,579.1	$1,579.1	$1,579.1	$—	$—
Deposits with banks	$55.3	$55.0	$2.5	$52.5	$—
Notes receivable, net	$21.4	$21.8	$—	$—	$21.8
Secured financings receivable	$655.5	$655.5	$—	$655.5	$—
Liabilities:
Secured financings payable	$530.4	$530.4	$—	$530.4	$—
Notes and contracts payable	$1,392.2	$1,160.2	$—	$1,158.2	$2.0

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Cash and cash equivalents	$1,223.5	$1,223.5	$1,223.5	$—	$—
Deposits with banks	$63.4	$62.7	$8.5	$54.2	$—
Notes receivable, net	$10.7	$10.6	$—	$—	$10.6
Secured financings receivable	$422.7	$422.7	$—	$422.7	$—
Liabilities:
Secured financings payable	$366.3	$366.3	$—	$366.3	$—
Notes and contracts payable	$1,645.8	$1,404.4	$—	$1,400.6	$3.8

Assets measured at fair value on a non-recurring basis

During the nine months ended September 30, 2023, the Company recognized impairment charges totaling $157.9 million related to its non-marketable equity securities, all of which related to investments in private venture-stage companies. The impairment charges reflect declines in fair value below carrying amount for certain investments based on either Level 2 observable price changes or Level 3 unobservable inputs such as market data for comparable companies and revenue and cash flow estimates, among others. At September 30, 2023, the fair values of the Company's non-marketable equity securities remeasured during the nine months ended September 30, 2023 based on Level 2 observable price changes totaled $44.7 million and using Level 3 unobservable inputs totaled $35.1 million. See Note 4 Equity Securities for further information on the Company’s non-marketable equity securities.

Note 14 – Share-Based Compensation

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Expense:
RSUs	$6.5	$6.3	$32.3	$52.0
PRSUs	1.0	0.2	3.5	2.7
Employee stock purchase plan	1.4	1.7	5.1	5.5
	$8.9	$8.2	$40.9	$60.2

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table summarizes RSU and PRSU activity for the nine months ended September 30, 2023:

(in millions, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2022	0.9	$63.01
Granted during 2023	0.8	$63.23
Vested during 2023	(0.7)	$62.44
Unvested at September 30, 2023	1.0	$63.62

In March 2023, the Company’s board of directors approved an amendment and restatement of the Company's 2020 Incentive Compensation Plan (the “Incentive Compensation Plan”), effective May 9, 2023. The Incentive Compensation Plan, increases the maximum number of shares of Company common stock available for grant from 4.3 million to 6.5 million.

Note 15 – Stockholders’ Equity

The Company maintains a stock repurchase plan with authorization up to $400.0 million, of which $231.5 million remained as of September 30, 2023. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the nine months ended September 30, 2023, the Company repurchased and retired 1.0 million shares of its common stock for a total purchase price of $55.0 million and, as of September 30, 2023, repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $168.5 million.

Note 16 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the nine months ended September 30, 2023:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(751.6)	$(82.1)	$(35.2)	$(868.9)
Change in unrealized losses on debt securities	(187.5)	—	—	(187.5)
Change in foreign currency translation adjustment	—	(0.6)	—	(0.6)
Amortization of net actuarial loss	—	—	1.5	1.5
Tax effect	46.3	—	(0.4)	45.9
Balance at September 30, 2023	$(892.8)	$(82.7)	$(34.1)	$(1,009.6)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended September 30, 2023 and 2022:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended September 30, 2023
Pretax change before reclassifications	$(233.6)	$(14.7)	$—	$(248.3)
Reclassifications out of AOCI	5.1	—	0.4	5.5
Tax effect	56.9	0.3	—	57.2
Total other comprehensive (loss) income, net of tax	$(171.6)	$(14.4)	$0.4	$(185.6)
Three Months Ended September 30, 2022
Pretax change before reclassifications	$(403.6)	$(36.6)	$—	$(440.2)
Reclassifications out of AOCI	50.1	—	1.4	51.5
Tax effect	90.8	0.8	(0.3)	91.3
Total other comprehensive (loss) income, net of tax	$(262.7)	$(35.8)	$1.1	$(297.4)

The following table presents the other comprehensive income (loss) reclassification adjustments for the nine months ended September 30, 2023 and 2022:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Nine Months Ended September 30, 2023
Pretax change before reclassifications	$(199.9)	$(0.6)	$—	$(200.5)
Reclassifications out of AOCI	12.4	—	1.5	13.9
Tax effect	46.3	—	(0.4)	45.9
Total other comprehensive (loss) income, net of tax	$(141.2)	$(0.6)	$1.1	$(140.7)
Nine Months Ended September 30, 2022
Pretax change before reclassifications	$(1,263.0)	$(59.4)	$—	$(1,322.4)
Reclassifications out of AOCI	57.7	—	4.5	62.2
Tax effect	304.2	1.4	(1.2)	304.4
Total other comprehensive (loss) income, net of tax	$(901.1)	$(58.0)	$3.3	$(955.8)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022	Affected line items
Unrealized gains (losses) on debt securities:
Net realized losses on sales of debt securities	$(5.1)	$(50.1)	$(12.4)	$(57.7)	Net investment losses
Tax effect	$1.2	$12.9	$3.1	$14.6
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(0.4)	$(1.4)	$(1.5)	$(4.3)	Other operating expenses
Amortization of prior service cost	—	—	—	(0.2)	Other operating expenses
Pretax total	$(0.4)	$(1.4)	$(1.5)	$(4.5)
Tax effect	$—	$0.4	$0.4	$1.2

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

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended September 30, 2023:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,524.4	$160.3	$46.2	$69.5
Home Warranty	108.2	9.4	1.2	2.1
Corporate and Eliminations	(151.4)	(171.4)	(0.1)	—
	$1,481.2	$(1.7)	$47.3	$71.6

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income (loss)	Net investment losses	Total Revenues
Title Insurance and Services	$493.7	$664.5	$240.1	$141.7	$(15.6)	$1,524.4
Home Warranty	101.8	—	5.5	1.6	(0.7)	108.2
Corporate and Eliminations	—	—	0.1	(4.2)	(147.3)	(151.4)
	$595.5	$664.5	$245.7	$139.1	$(163.6)	$1,481.2

For the three months ended September 30, 2022:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,883.0	$184.6	$40.2	$69.0
Home Warranty	104.9	4.2	1.4	0.9
Corporate and Eliminations	(163.6)	(192.0)	(0.2)	—
	$1,824.3	$(3.2)	$41.4	$69.9

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income (loss)	Net investment losses	Total Revenues
Title Insurance and Services	$655.7	$909.7	$279.4	$105.2	$(67.0)	$1,883.0
Home Warranty	102.2	—	2.9	1.4	(1.6)	104.9
Corporate and Eliminations	(0.1)	—	—	(6.0)	(157.5)	(163.6)
	$757.8	$909.7	$282.3	$100.6	$(226.1)	$1,824.3

For the nine months ended September 30, 2023:

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$4,403.7	$434.2	$135.2	$210.7
Home Warranty	318.4	39.6	3.6	5.6
Corporate and Eliminations	(147.9)	(237.8)	0.1	—
	$4,574.2	$236.0	$138.9	$216.3

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment (losses) gains	Total Revenues
Title Insurance and Services	$1,416.1	$1,879.6	$706.0	$408.2	$(6.2)	$4,403.7
Home Warranty	296.9	—	16.9	4.4	0.2	318.4
Corporate and Eliminations	—	—	—	10.8	(158.7)	(147.9)
	$1,713.0	$1,879.6	$722.9	$423.4	$(164.7)	$4,574.2

For the nine months ended September 30, 2022:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$5,934.1	$644.8	$120.2	$191.6
Home Warranty	310.7	29.0	3.8	2.6
Corporate and Eliminations	(324.3)	(405.8)	—	—
	$5,920.5	$268.0	$124.0	$194.2

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income (loss)	Net investment losses	Total Revenues
Title Insurance and Services	$2,114.4	$2,794.7	$887.8	$227.2	$(90.0)	$5,934.1
Home Warranty	305.4	—	8.4	3.6	(6.7)	310.7
Corporate and Eliminations	8.7	—	4.3	(31.6)	(305.7)	(324.3)
	$2,428.5	$2,794.7	$900.5	$199.2	$(402.4)	$5,920.5

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

Pending Accounting Pronouncements

See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements.

Results of Operations

Summary

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues by Segment
Title Insurance and Services	$1,524.4	$1,883.0	$(358.6)	(19.0)%	$4,403.7	$5,934.1	$(1,530.4)	(25.8)%
Home Warranty	108.2	104.9	3.3	3.1	318.4	310.7	7.7	2.5
Corporate and Eliminations	(151.4)	(163.6)	12.2	7.5	(147.9)	(324.3)	176.4	54.4
	$1,481.2	$1,824.3	$(343.1)	(18.8)%	$4,574.2	$5,920.5	$(1,346.3)	(22.7)%

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

The Company’s total revenues decreased $343.1 million, or 18.8%, in the third quarter of 2023 when compared with the third quarter of 2022. This decrease was primarily attributable to a decline in agent premiums in the title insurance business of $245.2 million, or 27.0%, and a decline in direct premiums and escrow fees in the title insurance business of $162.0 million, or 24.7%, partially offset by a decrease in net investment losses of $62.5 million, or 27.6%, and an increase in net investment income of $38.5 million, or 38.3%. In the title insurance and services segment, direct premiums and escrow fees from domestic commercial, residential purchase and residential refinance transactions decreased $100.4 million, or 38.6%, $45.7 million, or 15.5%, and $14.7 million, or 40.5%, respectively, in the third quarter of 2023 when compared to the third quarter of 2022.

According to the Mortgage Bankers Association’s October 15, 2023 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 9.9% in the third quarter of 2023 when compared with the third quarter of 2022. According to the MBA Forecast, the dollar amount of purchase originations decreased 8.8% and refinance originations decreased 14.7%. This volume of domestic residential mortgage origination activity contributed to a decrease of 15.5% in direct premiums and escrow fees for the Company’s direct title operations from domestic residential purchase transactions and a decrease of 40.5% from domestic refinance transactions in the third quarter of 2023 when compared with the third quarter of 2022.

During the third quarter of 2023, the level of domestic title orders opened per day by the Company’s direct title operations decreased 22.5% when compared with the third quarter of 2022. Residential purchase, refinance and commercial opened orders per day decreased 13.3%, 31.2% and 17.2%, respectively, when compared with the third quarter of 2022.

The Company recorded net investment losses of $163.6 million in the third quarter of 2023, which included unrealized losses totaling $138.8 million related to the Company’s venture investment portfolio. Investments within the Company’s venture portfolio are expected from time to time to cause material fluctuations in the Company’s results of operations due to the recognition of gains or losses in connection with observable price changes, such as from liquidity events, subsequent equity sales, price changes in investments that trade publicly, or from impairment charges, which changes can be volatile.

During 2023, the Company changed the name of its specialty insurance segment to the home warranty segment. In connection with this change, the Company reclassified all current year and prior year operating results related to the Company’s property and casualty insurance business, which no longer has policies in force, to the corporate segment.

Title Insurance and Services

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues
Direct premiums and escrow fees	$493.7	$655.7	$(162.0)	(24.7)%	$1,416.1	$2,114.4	$(698.3)	(33.0)%
Agent premiums	664.5	909.7	(245.2)	(27.0)	1,879.6	2,794.7	(915.1)	(32.7)
Information and other	240.1	279.4	(39.3)	(14.1)	706.0	887.8	(181.8)	(20.5)
Net investment income	141.7	105.2	36.5	34.7	408.2	227.2	181.0	79.7
Net investment gains (losses)	(15.6)	(67.0)	51.4	76.7	(6.2)	(90.0)	83.8	93.1
	1,524.4	1,883.0	(358.6)	(19.0)	4,403.7	5,934.1	(1,530.4)	(25.8)
Expenses
Personnel costs	468.5	554.4	(85.9)	(15.5)	1,412.3	1,750.7	(338.4)	(19.3)
Premiums retained by agents	531.4	724.8	(193.4)	(26.7)	1,496.8	2,230.8	(734.0)	(32.9)
Other operating expenses	243.2	284.3	(41.1)	(14.5)	710.4	904.7	(194.3)	(21.5)
Provision for policy losses and other claims	34.8	62.7	(27.9)	(44.5)	109.6	196.4	(86.8)	(44.2)
Depreciation and amortization	46.2	40.2	6.0	14.9	135.2	120.2	15.0	12.5
Premium taxes	16.4	22.6	(6.2)	(27.4)	44.2	67.8	(23.6)	(34.8)
Interest	23.6	9.4	14.2	151.1	61.0	18.7	42.3	226.2
	1,364.1	1,698.4	(334.3)	(19.7)	3,969.5	5,289.3	(1,319.8)	(25.0)
Income before income taxes	$160.3	$184.6	$(24.3)	(13.2)%	$434.2	$644.8	$(210.6)	(32.7)%
Pretax margins	10.5%	9.8%	0.7%	7.1%	9.9%	10.9%	(1.0)%	(9.2)%

Direct premiums and escrow fees were $493.7 million and $1.4 billion for the three and nine months ended September 30, 2023, respectively, decreases of $162.0 million, or 24.7%, and $698.3 million, or 33.0%, when compared with the respective periods of the prior year. The decrease for the three months ended September 30, 2023 was due to reductions in the number of domestic title orders closed by the Company’s direct title operations and, to a lesser extent, a decrease in domestic average revenues per order. The decrease for the nine months ended September 30, 2023 was due to reductions in the number of domestic title orders closed by the Company’s direct title operations, partially offset by an increase in domestic average revenues per order. Domestic average revenues per order closed were $3,653 and $3,581 for the three and nine months ended September 30, 2023, respectively, a decrease of 2.2% and an increase of 5.9% when compared with $3,734 and $3,383 for the respective periods of the prior year. The decrease in domestic average revenues per order for the three months ended September 30, 2023 was due to the impact of lower average revenues per order from commercial transactions. The increase in domestic average revenues per order for the nine months ended September 30, 2023 was due to a shift in mix from lower premium residential refinance and default transactions to higher premium commercial transactions, partially offset by a decrease in the average revenues per order from commercial transactions. The Company’s direct title operations closed 120,000 and 354,900 domestic title orders during the three and nine months ended September 30, 2023, respectively, decreases of 25.2% and 37.8% when compared with 160,500 and 570,600 domestic title orders closed during the respective periods of the prior year, which were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast. Domestic residential refinance orders closed per day decreased by 39.5% and 60.4% and domestic residential purchase orders closed per day decreased by 16.8% and 26.6% for the three and nine months ended September 30, 2023, respectively, when compared to the respective periods of the prior year.

Agent premiums were $664.5 million and $1.9 billion for the three and nine months ended September 30, 2023, respectively, decreases of $245.2 million, or 27.0%, and $915.1 million, or 32.7%, when compared with the respective periods of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity. The decrease in agent premiums for the three months ended September 30, 2023 is generally consistent with the 34.8% decrease in the Company’s direct premiums and escrow fees in the second quarter of 2023 as compared with the second quarter of 2022.

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

Information and other revenues were $240.1 million and $706.0 million for the three and nine months ended September 30, 2023, respectively, decreases of $39.3 million, or 14.1%, and $181.8 million, or 20.5%, when compared with the respective periods of the prior year. The decreases were primarily due to decreases in the demand for the Company’s information products, post-close services and document generation services.

Net investment income totaled $141.7 million and $408.2 million for the three and nine months ended September 30, 2023, respectively, increases of $36.5 million, or 34.7% and $181.0 million, or 79.7%, when compared with the respective periods of the prior year. The increases in net investment income were primarily driven by the positive impact of higher interest rates on the Company’s cash, tax-deferred property exchange and escrow balances and investment portfolio.

Net investment gains/losses totaled losses of $15.6 million and $6.2 million for the three and nine months ended September 30, 2023, respectively, were primarily attributable to changes in the fair values of marketable equity securities and losses recognized on sales of debt securities. Net investment losses for the nine months ended September 30, 2023 were also due to a loss recognized on the sale of a title plant. Net investment losses of $67.0 million and $90.0 million for the three and nine months ended September 30, 2022, respectively, were primarily attributable to changes in the fair values of marketable equity securities and losses recognized on sales of debt securities. Net investment losses for the nine months ended September 30, 2022 were partially offset by a $51.1 million gain realized on the sale of an investment in a title insurance business.

Personnel costs were $468.5 million and $1.4 billion for the three and nine months ended September 30, 2023, respectively, decreases of $85.9 million, or 15.5%, and $338.4 million, or 19.3%, when compared with the respective periods of the prior year. The decreases were primarily attributable to lower incentive compensation as a result of lower revenue and profitability, a decline in salary, payroll tax and employee benefit expense driven by lower headcount, overtime and temporary labor expense on lower volumes and lower severance expense.

Agents retained $531.4 million and $1.5 billion of title premiums generated by agency operations for the three and nine months ended September 30, 2023, respectively, which compares with $724.8 million and $2.2 billion for the respective periods of the prior year. The percentage of title premiums retained by agents was 80.0% and 79.6% for the three and nine months ended September 30, 2023, respectively, compared to 79.7% and 79.8% for the respective periods of the prior year.

Other operating expenses were $243.2 million and $710.4 million for the three and nine months ended September 30, 2023, respectively, decreases of $41.1 million, or 14.5%, and $194.3 million, or 21.5%, when compared with the respective periods of the prior year. The decreases were primarily attributable to lower production expense due to lower transaction volumes, a decline in professional services expense, lower bad debt expense and an increase in bank credits, partially offset by an increase in software expense.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 3.0% and 3.33% for the three and nine months ended September 30, 2023, respectively, and 4.0% for the three and nine months ended September 30, 2022. The 3.0% and 3.33% loss rates in the current year reflect an ultimate loss rate of 3.75% for the current policy year and reserve releases of 0.75%, or $8.6 million and 0.42%, or $14.0 million for prior policy years, all based on current year title insurance premiums and escrow fees for the three and nine months ended September 30, 2023, respectively. The 4.0% rate for the respective periods of the prior year reflected the ultimate loss rate for the 2022 policy year and no change in loss reserve estimates for prior policy years.

Depreciation and amortization expense was $46.2 million and $135.2 million for the three and nine months ended September 30, 2023, respectively, increases of $6.0 million, or 14.9%, and $15.0 million, or 12.5%, when compared with the respective periods of the prior year. The increases for the three and nine months ended September 30, 2023 were primarily due to higher amortization of capitalized software.

Premium taxes were $16.4 million and $44.2 million for the three and nine months ended September 30, 2023, respectively, decreases of $6.2 million, or 27.4%, and $23.6 million, or 34.8%, respectively, when compared with the respective periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% and 1.3% for the three and nine months ended September 30, 2023, respectively, and 1.4% for the three and nine months ended September 30, 2022.

Interest expense was $23.6 million and $61.0 million for the three and nine months ended September 30, 2023, respectively, increases of $14.2 million, or 151.1%, and $42.3 million, or 226.2%, respectively, when compared with the respective periods of the prior year. The increases for the three and nine months ended September 30, 2023 were primarily attributable to higher deposit balances at the Company's banking operations.

Pretax margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to the relatively high proportion of fixed costs in the title insurance business, pretax margins generally improve as closed order volumes increase. Pretax margins for the segment are also impacted by (1) net investment income and net investment gains or losses, which may not move in the same direction as closed order volumes, (2) the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity and (3) the percentage of title insurance premiums generated by agency operations as margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The title insurance and services segment recorded pretax margins of 10.5% and 9.9% for the three and nine months ended September 30, 2023, respectively, compared with 9.8% and 10.9% in the respective periods of the prior year.

Home Warranty

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues
Direct premiums	$101.8	$102.2	$(0.4)	(0.4)%	$296.9	$305.4	$(8.5)	(2.8)%
Information and other	5.5	2.9	2.6	89.7	16.9	8.4	8.5	101.2
Net investment income	1.6	1.4	0.2	14.3	4.4	3.6	0.8	22.2
Net investment gains (losses)	(0.7)	(1.6)	0.9	56.3	0.2	(6.7)	6.9	103.0
	108.2	104.9	3.3	3.1	318.4	310.7	7.7	2.5
Expenses
Personnel costs	19.6	19.0	0.6	3.2	59.3	58.3	1.0	1.7
Other operating expenses	20.9	18.9	2.0	10.6	62.4	55.5	6.9	12.4
Provision for policy losses and other claims	55.9	60.2	(4.3)	(7.1)	150.1	160.7	(10.6)	(6.6)
Depreciation and amortization	1.2	1.4	(0.2)	(14.3)	3.6	3.8	(0.2)	(5.3)
Premium taxes	1.2	1.2	—	—	3.4	3.4	—	—
	98.8	100.7	(1.9)	(1.9)	278.8	281.7	(2.9)	(1.0)
Income before income taxes	$9.4	$4.2	$5.2	123.8%	$39.6	$29.0	$10.6	36.6%
Pretax margins	8.7%	4.0%	4.7%	117.5%	12.4%	9.3%	3.1%	33.3%

Direct premiums were $101.8 million and $296.9 million for the three and nine months ended September 30, 2023, respectively, decreases of $0.4 million, or 0.4%, and $8.5 million, or 2.8%, when compared with the respective periods of the prior year. The decreases were primarily attributable to a decline in real estate transactions.

Information and other revenues were $5.5 million and $16.9 million for the three and nine months ended September 30, 2023, respectively, increases of $2.6 million, or 89.7%, and $8.5 million, or 101.2%, when compared with the respective periods of the prior year. The increases were primarily attributable to the addition of current year revenues from the Company’s real estate disclosure business previously reported in the title insurance and services segment.

Net investment gains/losses totaled losses of $0.7 million and net investment gains of $0.2 million for the three and nine months ended September 30, 2023, respectively, compared with net investment losses of $1.6 million and $6.7 million for the respective periods of the prior year, which primarily related to changes in the fair values of marketable equity securities.

Personnel costs and other operating expenses totaled $40.5 million and $121.7 million for the three and nine months ended September 30, 2023, respectively, increases of $2.6 million, or 6.9%, and $7.9 million, or 6.9%, when compared with the respective periods of the prior year. The increases for the three and nine months ended September 30, 2023 were primarily attributable to higher advertising, legal and salary expense. The increase for the nine months ended September 30, 2023 was also due to higher incentive compensation expense.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 54.9% and 50.6% for the three and nine months ended September 30, 2023, respectively, compared with 58.9% and 52.6% for the respective periods of the prior year. The decrease in the claims rate for the three months ended September 30, 2023 was primarily attributable to lower claims volume and severity. The decrease for the nine months ended September 30, 2023 was due to lower claims volume, partially offset by higher severity.

A large part of the revenues for the home warranty segment are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and, therefore, generally fluctuate with revenue. Accordingly, pretax margins (before loss expense) are relatively constant, although, as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pretax margins are also impacted by net investment income and net investment gains or losses, which may not move in the same direction as premium revenues. The home warranty segment recorded pretax margins of 8.7% and 12.4% for the three and nine months ended September 30, 2023, respectively, compared with 4.0% and 9.3% in the respective periods of the prior year.

Corporate

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues
Direct premiums and escrow fees	$—	$—	$—	—	$—	$8.8	$(8.8)	(100.0)%
Information and other	—	0.1	(0.1)	(100.0)	—	4.3	(4.3)	(100.0)
Net investment (loss) income	(3.8)	(5.3)	1.5	28.3	11.7	(30.4)	42.1	138.5
Net investment gains (losses)	(147.3)	(157.5)	10.2	6.5	(158.7)	(305.7)	147.0	48.1
	(151.1)	(162.7)	11.6	7.1	(147.0)	(323.0)	176.0	54.5
Expenses
Personnel costs	(2.3)	(3.6)	1.3	36.1	16.3	(19.2)	35.5	184.9
Other operating expenses	9.7	9.3	0.4	4.3	32.2	32.8	(0.6)	(1.8)
Provision for policy losses and other claims	0.4	8.5	(8.1)	(95.3)	3.2	23.3	(20.1)	(86.3)
Depreciation and amortization	—	—	—	—	0.1	0.1	—	—
Interest	12.5	15.3	(2.8)	(18.3)	39.0	45.9	(6.9)	(15.0)
	20.3	29.5	(9.2)	(31.2)%	90.8	82.9	7.9	9.5%
Loss before income taxes	$(171.4)	$(192.2)	$20.8	10.8%	$(237.8)	$(405.9)	$168.1	41.4%

As previously disclosed, all current year and prior year operating results for the Company’s property and casualty insurance business, which no longer has policies in force, are now included in the corporate segment. As a result, for the nine months ended September 30, 2023 direct premiums and escrow fees decreased $8.8 million, information and other revenues decreased $4.3 million and for the three and nine months ended September 30, 2023 provision for policy losses and other claims decreased $8.1 million and $20.1 million, respectively, compared with the respective periods of the prior year.

Net investment income/loss totaled losses of $3.8 million and income of $11.7 million for the three and nine months ended September 30, 2023, respectively, compared with losses of $5.3 million and $30.4 million in the respective periods of the prior year. The increases in net investment income were primarily attributable to higher earnings on investments associated with the Company’s deferred compensation plan when compared to the same periods of 2022.

Net investment gains/losses totaled losses of $147.3 million and $158.7 million for the three and nine months ended September 30, 2023, respectively, compared with net investment losses of $157.5 million and $305.7 million for the respective periods of the prior year, all of which losses resulted from impairment charges and observable pricing fluctuations on investments within the Company’s venture investment portfolio.

Personnel costs and other operating expenses totaled $7.4 million and $48.5 million for the three and nine months ended September 30, 2023, respectively, compared with $5.7 million and $13.6 million for the respective periods of the prior year. The increases were primarily attributable to higher returns on participant investments within the Company’s deferred compensation plan.

Interest expense totaled $12.5 million and $39.0 million for the three and nine months ended September 30, 2023, respectively, decreases of $2.8 million, or 18.3%, and $6.9 million, or 15.0%, when compared with the respective periods of the prior year. The decrease was primarily attributable to the repayment of the Company's $250 million 4.30% senior unsecured notes, upon maturity, in February 2023.

Eliminations

The Company’s inter-segment eliminations were not material for the three and nine months ended September 30, 2023 and 2022.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 29.4% and 23.2% for the three and nine months ended September 30, 2023, respectively, compared with 174.2% and 21.4% for the respective periods of the prior year. The differences in the effective tax rates are primarily due to the impact on pretax earnings from losses and impairments on equity securities and the impact on state income taxes resulting from the relative proportion of income derived from the Company’s insurance and non-insurance businesses.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net (loss) income for the three and nine months ended September 30, 2023 was $(1.2) million and $181.2 million, respectively, compared with $2.4 million and $210.7 million for the respective periods of the prior year. Net (loss) income attributable to the Company for the three and nine months ended September 30, 2023 was $(1.7) million, or $0.02 per diluted share, and $182.7 million, or $1.75 per diluted share, respectively, compared with $2.0 million, or $0.02 per diluted share, and $208.7 million, or $1.93 per diluted share, for the respective periods of the prior year.

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

The substantial majority of the Company’s business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal. Periods of increasing interest rates and reduced affordability, supply and mortgage financing availability generally have an adverse effect on residential real estate activity and, therefore, typically decrease the Company’s revenues. In contrast, periods of declining interest rates and increased affordability, supply and mortgage financing availability generally have a positive effect on residential real estate activity, which typically increases the Company’s revenues. Residential purchase activity is typically slower in the winter months with increased volumes in the spring and summer months. Residential refinance activity is typically more volatile than purchase activity and is highly impacted by changes in interest rates. Commercial real estate volumes are less sensitive to changes in interest rates but fluctuate based on local supply and demand conditions for space and financing availability.

Cash provided by operating activities totaled $396.0 million and $532.2 million for the nine months ended September 30, 2023 and 2022, respectively, after claim payments, net of recoveries, of $289.1 million and $337.7 million, respectively. The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2023 and 2022 were advances and repayments related to secured financing transactions, purchases of debt and equity securities, capital expenditures, repurchases of Company shares and dividends to common stockholders. Principal nonoperating uses of cash and cash equivalents also included repayment of senior unsecured notes for the nine months ended September 30, 2023, and acquisitions for the nine months ended September 2022. The principal nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2023 and 2022 were borrowings and collections related to secured financing transactions, proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The net effect of all activities on cash and cash equivalents were increases of $355.6 million and $1.1 billion for the nine months ended September 30, 2023 and 2022, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In August 2023, the quarterly cash dividend was increased to 53 cents per common share, representing a 2% increase. The dividend increase was effective beginning with the September 2023 dividend. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $400.0 million, of which $231.5 million remained as of September 30, 2023. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the nine months ended September 30, 2023, the Company repurchased and retired 1.0 million shares of its common stock for a total purchase price of $55.0 million and, as of September 30, 2023, repurchased and retired 3.2 million shares of its common stock under the current authorization for a total purchase price of $168.5 million.

Holding Company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of September 30, 2023, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2023, without prior approval from applicable regulators, was dividends of $628.2 million and loans and advances of $112.8 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of September 30, 2023, the holding company’s sources of liquidity included $86.8 million of cash and cash equivalents and $900.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

On February 1, 2023, the Company repaid its $250.0 million 4.30% senior unsecured notes, upon maturity, through available cash at the holding company.

Financing. In May 2023, the Company entered into a senior unsecured credit agreement with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, and the lenders party thereto that provides for a $900.0 million revolving credit facility. The credit agreement includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $450.0 million. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds from borrowings made from time to time under the credit agreement may be used for general corporate purposes. Unless terminated earlier, the credit agreement will terminate on May 17, 2028. Upon entry into the credit agreement, the previous $700.0 million senior unsecured credit agreement was terminated. At September 30, 2023, the Company had no outstanding borrowings under the facility.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of September 30, 2023, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements. The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•
FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions. At September 30, 2023, outstanding borrowings under these facilities totaled $530.4 million.
•
First American Trust, FSB (“FA Trust”), a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and maintains access to the Federal Reserve's Discount Window and Bank Term Funding Program. At September 30, 2023, no amounts were outstanding under any of these facilities.
•
First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At September 30, 2023, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 29.7% and 30.0% at September 30, 2023 and December 31, 2022, respectively. The Company’s adjusted debt to capitalization ratios, excluding secured financings payable of $530.4 million and $366.3 million and accumulated other comprehensive loss of $1.0 billion and $868.9 million at September 30, 2023 and December 31, 2022, were 20.0% and 22.9%, respectively.

Investment Portfolio. The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of September 30, 2023, 95% of the Company’s investment portfolio consisted of debt securities, of which 68% were either United States government-backed or rated AAA and 98% were either rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s debt securities portfolio at September 30, 2023, see Note 3 Debt Securities to the condensed consolidated financial statements.

In addition to its debt and marketable equity securities portfolio, the Company maintains investments in non-marketable equity securities and securities accounted for under the equity method. For further information on the Company’s equity securities, see Note 4 Equity Securities to the condensed consolidated financial statements.

Off-balance sheet arrangements. The Company administers escrow deposits and trust assets as a service to its direct customers. Escrow deposits totaled $9.2 billion and $10.0 billion at September 30, 2023 and December 31, 2022, respectively, of which $4.5 billion and $4.6 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions.

Trust assets held or managed by FA Trust totaled $4.3 billion and $4.1 billion at September 30, 2023 and December 31, 2022, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.4 billion and $2.8 billion at September 30, 2023 and December 31, 2022, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $1.3 billion and $1.1 billion at September 30, 2023 and December 31, 2022, respectively, of which $0.8 billion and $0.7 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of September 30, 2023, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain of these circumstances, particularly when combined with declining real estate values and the increase in foreclosures that often results therefrom, also tend to adversely impact the Company’s title claims experience. National inventory levels for residential homes for sale have been declining over the past several years and remain below historical average levels. Combined with the rapidly rising mortgage interest rates, beginning in 2022, that decreased demand, the number of residential purchase transactions declined year over year. Residential refinance activity is also strongly correlated with changes in mortgage interest rates and rising mortgage rates, beginning in 2022, expectedly, had an adverse impact on the Company’s refinance business that is expected to continue for so long as mortgage rates continue to rise or if they subsequently remain high relative to the interest rates of outstanding mortgages. Higher interest rates also negatively impacted commercial transactions beginning in the latter half of 2022 and will likely continue to impact our volumes.

5.
Unfavorable economic conditions adversely affect the Company

Historically, uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and a general decline in the value of real property, have created a difficult operating environment for the Company. These conditions also tend to negatively impact, and recently have impacted, the amount of funds the Company receives from third parties held in trust pending the closing of commercial and residential real estate transactions. The Company deposits a substantial portion of these funds, as well as its own funds, with the federal savings bank it owns. The Company’s bank invests those funds and any realized and unrealized losses on those investments will be reflected in the Company’s consolidated financial statements. The likelihood of such losses, which generally would not occur if the Company were to deposit these funds in an unaffiliated entity, increases when economic conditions are unfavorable. Moreover, during periods of unfavorable economic conditions, the return on these funds deposited at the Company’s bank, as well as funds the Company deposits with third party financial institutions, tends to decline. In addition, the Company holds investments in entities, such as title agencies, settlement service providers and venture-stage companies, some of which have been negatively impacted by these conditions, as well as other securities in its investment portfolio, which also may be, and recently have been, negatively impacted by these conditions.

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

6.
The Company’s use of models involves risks and uncertainties that could adversely affect the Company

The Company utilizes models to support decisions related to risk management, capital and liquidity planning, financial accounting, data extraction and other business purposes. Models are, by their nature, inherently limited due to their reliance on statistical, economic, financial or mathematical theories, techniques, including artificial intelligence, data and assumptions that may be erroneous or inappropriate for the intended or actual use. Flawed models or uses of models may result in, among other consequences, erroneous, biased or misleading outputs, inappropriate business decisions, inadequate risk management or enhanced regulatory supervision, which could have a material adverse effect on the Company’s results of operations, financial condition and reputation.

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

The Company’s home warranty business has been and may be impacted by increases in the frequency and severity of weather events. Home warranty claims, including those pertaining to HVAC systems, tend to rise as temperatures become extreme, especially in geographies where extreme temperatures are infrequent.

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

13.
Errors and fraud involving the transfer of funds may adversely affect the Company

The Company relies on its systems, employees and domestic and international banks to transfer its own funds and the funds of third parties. In addition to relying on third-party banks to transfer these funds, the Company’s federal savings bank subsidiary transfers funds on behalf of the Company as well as title agents that are not affiliates of the Company. These transfers are susceptible to user input error, fraud, system interruptions, incorrect processing and similar errors that from time to time result in lost funds or delayed transactions. The Company’s email and computer systems and systems used by its agents, customers and other parties involved in a transaction have been subject to, and are likely to continue to be the target of, fraudulent attacks, including attempts to cause the Company or its agents to improperly transfer funds. These attacks continue to increase in frequency and sophistication. Funds transferred to a fraudulent recipient may not be recoverable. In certain instances the Company may be liable for those unrecovered funds. The controls and procedures used by the Company to prevent transfer errors and fraud may prove inadequate, resulting in financial losses, reputational harm, loss of customers or other adverse consequences which could be material to the Company.

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

FINANCIAL RISK FACTORS

20.
Failures at financial institutions at which the Company deposits funds could adversely affect the Company

The Company deposits substantial funds in financial institutions. These funds include amounts owned by third parties, such as escrow deposits, like-kind exchange deposits and investor, mortgagor and subservicer deposits. Should one or more of the financial institutions at which deposits are maintained fail, there is no guarantee that the Company would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise. In the event of any such failure, the Company also could be held liable for the funds owned by third parties. Unfavorable economic conditions, like those experienced in 2023, may lead to a heightened risk of failures of financial institutions at which the Company maintains deposits. Such failures may be difficult to predict and the Company may not be able to react in a sufficiently timely manner to avoid adverse effects on the Company.

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

23.
The Company’s venture investment portfolio is volatile and subject to certain risks and could experience losses

The Company’s venture investment portfolio is primarily comprised of investments in the equity of private venture-stage companies that operate in the real-estate industry and related industries (many of which offer technology-enabled products and services), investments in funds that typically invest in these same types of companies, and a similar investment that is trading publicly. The venture investment portfolio is managed independent of the Company’s portfolio of debt securities and marketable equity securities, which is overseen by the Company’s investment department and an investment committee. The Company may continue to make similar venture investments. These positions are concentrated in a limited number of holdings and are high-risk, illiquid investments. In certain circumstances, such as when one of these companies raises capital, merges with another company or sells itself at a valuation that is less than the valuation at which the Company made its investment or when one of these companies fails and/or liquidates itself, the Company has been and could be required to impair all or part of its investment in that company or write down the value of an investment if future growth prospects deteriorate. The prospects of these companies depend on a number of factors, including the condition of the general economy, the general availability of capital, the performance of and volatility in the public markets, the regulatory and political environments, the condition of the real estate industry, the competitive environment for such companies and the operational and financial performance of such companies. Even if one of these companies is successful, the Company’s ability to realize the value of its investment may take a significant amount of time and may be dependent on the occurrence of a liquidity event, such as an initial public offering or the sale of the company. Even when a liquidity event occurs, the Company may be subject to restrictions on resale or may choose to continue to hold the investment for strategic or other reasons and, as a result, the Company may not monetize the value of its investment during periods in which it could be financially advantageous to sell the investment. These investments are causing, and may, from time to time, cause material fluctuations in the Company’s quarterly results of operations due to the recognition of gains or losses in connection with observable price changes, such as from liquidity events, impairments, subsequent equity sales, or price changes in investments that begin trading publicly, which changes can be volatile.

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

25.
The Company's ability to fulfill parent company obligations and/or pay dividends may be limited

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to fulfill parent company obligations and/or declare and pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. See Item 2 – MD&A – Liquidity and Capital Resources for details on dividend restrictions. The Company may also be required to invest capital in its subsidiaries which could further limit its ability to fulfill parent company obligations and/or declare and pay dividends.

26.
A reduction in the deposits at the Company’s federal savings bank subsidiary could require the Company to borrow funds to maintain liquidity

The deposits of the Company’s federal savings bank subsidiary consist almost entirely of funds deposited by its affiliates, the majority of which are from third parties to be held in trust pending the closing of real estate transactions. When real estate transactions decline, aggregate deposits held in trust at the Company’s bank tend to decline. There is also a portion of the bank’s deposits that are custodial funds held on behalf of clients of the Company’s residential mortgage subservicer subsidiary. Such clients may cause their custodial funds to be moved out of the Company’s bank subsidiary in connection with the transfer of ownership of mortgage servicing rights or loans, termination of subservicing contracts or otherwise. The likelihood of these clients causing funds to be moved increases as interest rates rise, which could result in a marked decline in the bank’s deposits. When there is a reduction in the bank’s deposits, the Company could be required to borrow funds to maintain the bank’s liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2023, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program approved by the Company’s board of directors in June 2022, which program has no expiration date, the Company may repurchase up to $400.0 million of the Company’s issued and outstanding common stock. The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table. Prices in column (b) include commissions. Cumulatively, as of September 30, 2023, the Company had repurchased $168.5 million (including commissions) of its shares authorized under the share repurchase program and had the authority to repurchase an additional $231.5 million (including commissions) under that program.

(dollars in millions, except average price paid per share)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 to July 31, 2023	125,955	$57.63	125,955	$233.6
August 1, 2023 to August 31, 2023	7,100	59.50	7,100	233.2
September 1, 2023 to September 30, 2023	28,258	58.52	28,258	231.5
Total	161,313	$57.87	161,313	$231.5

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
Not applicable.
(c)
During the quarter ended September 30, 2023, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: October 26, 2023	By	/s/ Kenneth D. DeGiorgio
Kenneth D. DeGiorgio
Chief Executive Officer (Principal Executive Officer)

Date: October 26, 2023	By	/s/ Mark E. Seaton
Mark E. Seaton
Executive Vice President, Chief Financial Officer (Principal Financial Officer)