Form 10-K
period 2023-12-31
First American Financial Corp
filed 2024-02-21
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was $5,676,971,916.

On February 14, 2024, there were 103.1 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2024 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

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
•
A REDUCTION IN THE DEPOSITS AT THE COMPANY’S FEDERAL SAVINGS BANK SUBSIDIARY;
•
CLAIMS OF INFRINGEMENT OR INABILITY TO ADEQUATELY PROTECT THE COMPANY’S INTELLECTUAL PROPERTY; and
•
OTHER FACTORS DESCRIBED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING UNDER THE CAPTION RISK FACTORS IN ITEM 1A OF PART I.

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

General

The Company, through its subsidiaries, is engaged in the business of providing title insurance, settlement services and other financial services and risk solutions through its title insurance and services segment and its home warranty segment. The title insurance and services segment provides title insurance, closing and/or escrow services and similar or related services domestically and internationally in connection with residential and commercial real estate transactions. The segment also provides products, services and solutions that are designed to mitigate risk in, or otherwise facilitate, real estate transactions. Many of these products, services and solutions involve the use of real property-related data, including data derived from the Company’s proprietary databases. In addition, the segment provides banking, trust, warehouse lending, mortgage subservicing and wealth management services. The home warranty segment sells home warranty products. Our corporate segment consists of certain financing facilities, our venture investment portfolio, operating results related to our property and casualty insurance business, which no longer sells policies or has policies in force, and certain corporate services that support our business operations. The substantial majority of our business is dependent upon activity in the real estate and mortgage markets.

Our strategy is to profitably grow our core title insurance and settlement services business, expand our data advantage to strengthen our core business and pursue growth opportunities, and manage and actively invest in complementary businesses where the Company has a strategic advantage. We are focused on continued improvement of our customers’ experience with our products, services and solutions, including through the digital transformation of our offerings, and on enhancing our services offered to our customers. In an effort to speed the delivery of our products, increase efficiency, improve quality, improve the customer experience and decrease risk, we are utilizing innovative technologies, processes and techniques in the production and delivery of our products and services. These efforts include streamlining the title and closing processes by converting certain manual processes into automated ones. Part of our growth strategy involves acquiring companies that expand our market share, enhance our data capabilities, provide us with technological capabilities or complement our businesses. We remain committed to efficiently managing our business to market conditions throughout business cycles and to deploying our capital to maximize stockholder returns.

Title Insurance and Services Segment

Our title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant data and records; provides appraisals and other valuation-related products and services; provides lien release, document custodial and default-related products and services; provides document generation services; provides warehouse lending services; subservices mortgage loans; and provides banking, trust and wealth management services. In 2023, 2022 and 2021, the Company derived 95.4%, 99.2% and 90.2%, of its consolidated revenues, respectively, from this segment.

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

Within the direct channel, our sales and marketing efforts are focused on the primary sources of business referrals. For residential business, we generally market to real estate agents and brokers, mortgage brokers, real estate attorneys, mortgage originators, homebuilders and escrow service providers. We also market directly to firms that purchase and sell residential real estate on a large-scale basis. For refinance and default-related business, we market directly to mortgage originators and servicers with centrally managed platforms and government-sponsored enterprises. For the commercial business, we market primarily to principals, developers, and investors; real estate investment trusts; law firms; commercial lenders; life insurance companies; commercial brokers and mortgage brokers. Our marketing efforts emphasize our product and service offerings, the quality and timeliness of our services, our financial strength, process and product innovation and our national presence. We also provide educational information on our website and through other means to help consumers and others better understand our products, services, the title and settlement process in general, and real estate market economic trends.

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

International Operations. We provide products and services in a number of countries outside of the United States, and our international operations accounted for approximately 6.5% of our title insurance and services segment revenues in 2023. Today we have direct operations and a physical presence in several countries, including Canada, the United Kingdom, South Korea, Australia and New Zealand. While reliable data are not available, we believe that we have the largest market share for title insurance outside of the United States. Our range of international products and services is designed to lower our clients’ risk profiles and reduce their operating costs through enhanced operational efficiencies. In certain established markets, primarily British Commonwealth countries, we have combined title insurance with customized processing offerings to enhance the speed and efficiency of the mortgage and conveyancing processes. In these markets we also offer products designed to mitigate risk and otherwise facilitate real estate transactions.

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

Data and Analytics. Our data and analytics business offers property information and analytic solutions for title underwriting automation, fraud risk management, identity verification, compliance and valuation that are powered by our extensive collection of real estate property data, ownership data and recorded documents. These solutions enable our title insurance operations, lenders, other title companies and other real estate industry participants to make informed, and increasingly automated, decisions to manage workflow and auditing and compliance operations.

Trust, Wealth Management and Banking Services. Our federal savings bank subsidiary offers trust, wealth management and deposit products and related services, including fund transfer services. The bank does not originate loans. As of December 31, 2023, the bank administered fiduciary and custody assets having a market value of $4.4 billion, which includes managed assets of $2.2 billion. The bank’s balance sheet had assets of $8.1 billion, with deposits of $7.9 billion and stockholder’s equity of $196.5 million. The bank’s deposits consist primarily of funds deposited by its affiliates and, in some instances, by non-affiliated title agents. The majority of such deposits are from third parties to be held in trust pending the closing of real estate transactions, but there is also a portion of which are custodial funds held on behalf of clients of our residential mortgage subservicer subsidiary. The bank also maintains other deposits, including operating funds deposited by its affiliates.

Home Warranty Segment

Our home warranty segment provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period. Coverage is typically for one year and is renewable annually at the option of the contract holder and upon our approval. Coverage and pricing typically vary by geographic region. Fees for the warranties generally are paid at the closing of the home purchase or directly by the consumer. In addition, under the contract, the holder is responsible for a service fee for each trade call. First year warranties are marketed through real estate brokers and agents, and we also market directly to consumers. We generally sell renewals directly to consumers. Revenues associated with home warranties sold at the time of a home purchase are dependent upon activity in the residential purchase market, which is cyclical and seasonal. Residential purchase activity is typically slower in the winter months with increased volumes in the spring and summer months and is sensitive to interest rate fluctuations. However, changes in general economic conditions in the United States and abroad, can cause fluctuations in this traditional pattern of activity, and changes in the general economic conditions in a geography can cause fluctuations in the traditional patterns of activity in that geography. Our home warranty business currently operates in 36 states and the District of Columbia.

Corporate Segment

Our corporate segment consists primarily of certain financing facilities, our venture investment portfolio, operating results related to our property and casualty insurance business, which no longer sells policies or has policies in force, and the corporate services that support our business operations. Our venture investment portfolio consists primarily of investments in the equity of private venture-stage companies that operate in the real-estate industry and related industries (many of which offer technology-enabled products and services), investments in funds that typically invest in these same types of companies, and a similar investment that is trading publicly. While we hope to realize financial benefits from these venture investments, we make and hold these investments primarily for strategic reasons.

Innovation and Intellectual Property

In an effort to speed the delivery of our products, increase efficiency, improve quality, improve the customer experience and decrease risk, we are utilizing innovative technologies, processes and techniques, including artificial intelligence, in the production and delivery of our products and services. These efforts include streamlining and enhancing the closing process, which we believe improves the customer experience by simplifying and reducing the time it takes to close a transaction, reducing risk and improving communication. We are also deploying innovation solutions leveraging our bank to make the closing process more flexible. We increasingly are employing advanced technologies to automate various internal processes, including processes related to the building and maintaining of title plants and other data assets, as well as the search and examination of information in connection with the issuance of title insurance policies.

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

Human Capital Resources

As of December 31, 2023, the Company employed 19,210 employees, with 12,244 of them located in the United States and 6,966 outside of the U.S. We strive to have a positive, collaborative culture that engages employees, as we believe engaged employees serve our customers well. We believe this combination, along with the efficient operation of our business, ultimately benefits our stockholders. As part of this effort, we participate in competitions that recognize the quality of our workplace, which competitions we believe provide a framework for improving, and insights for evaluating, our employee engagement efforts. Moreover, receipt of awards in connection with those competitions facilitates our efforts to attract and retain desired talent. The success of our efforts is demonstrated through our inclusion on the Fortune 100 Best Companies to Work For® list in the United States for the last eight years, the Best Workplaces™ in Canada list for the last nine years, as well as a number of similar lists in local or specialized areas. In addition, we have been recognized on the Fortune® Best Workplaces for Women™ (United States) and Great Place to Work® list for Best Workplaces for Women (Canada) for the eighth year in a row and we earned a top score of 100 on the Human Rights Campaign Foundation’s 2024 Corporate Equality Index for the fifth consecutive year. We have implemented many professional development programs to build and strengthen the skill sets of our employees. Reflecting our perspective on the benefits of a diverse workforce, we have a Diversity, Equity and Inclusion (DE&I) Council, which is focused on the development of employee-centered actions to enhance the recruitment, engagement, development, and retention of diverse employees. The DE&I Council has also formed and continues to form employee resource groups that are organized around particular interests, affiliations or affinities.

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

In addition, our insurers are subject to the laws of other jurisdictions in which they transact business, which laws typically establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business; regulating trade practices; licensing agents; approving policy forms, accounting practices and financial practices; establishing requirements pertaining to reserves and capital and surplus as regards policyholders; requiring the deferral of a portion of all premiums in a reserve for the protection of policyholders and the segregation of investments in a corresponding amount; establishing parameters regarding suitable investments for reserves, capital and surplus; and approving rate schedules. The manner in which rates are established or changed ranges from states that promulgate rates, to states in which individual companies or associations of companies prepare rate filings that are submitted for approval, to a few states in which rate changes do not need to be filed for approval. Each of our insurers is also subject to periodic examination by regulatory authorities both within such insurer’s jurisdiction of organization as well as by the other jurisdictions where it is licensed to conduct business.

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

Our underwritten title companies and agencies are also subject to certain regulation by insurance regulatory or banking authorities, including, but not limited to, minimum net worth requirements, licensing requirements, statistical reporting requirements, rate filing requirements and marketing restrictions.

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

Our home warranty and settlement services businesses are also subject to regulation in some states by insurance authorities or other applicable regulatory entities.

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

Cybersecurity and Data Protection

The Company dedicates significant resources to securing its systems and to protecting non-public personal information and other confidential information. These include resources dedicated to intrusion prevention such as firewalls, endpoint protection and behavior analysis tools, among others. They also include resources dedicated toward vulnerability identification through the performance of vulnerability scans and penetration tests, among other methods. See Item 1C. Cybersecurity for additional details regarding cybersecurity and data protection.

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

As of December 31, 2023, our debt and marketable equity securities portfolio consisted of approximately 94% of debt securities. As of that date, over 65% of our debt securities were held in securities that are United States government-backed or rated AAA/Aaa and approximately 97% of the debt securities portfolio was rated or classified as investment grade or better. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected.

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

These systems have been subject to, and are likely to continue to be the target of, malware, cyberattacks and cyberterrorism, ransomware attacks, phishing attacks, unauthorized access, online and offline fraud and other malicious activity. These attacks are prevalent, continue to increase in frequency and sophistication, and are increasingly difficult to detect. These systems also have known and unknown vulnerabilities. Once identified, the Company’s information technology and information security personnel seek to remediate these vulnerabilities based on the level of risk presented. For a number of reasons, including the introduction of new vulnerabilities, resource constraints, competing business demands and dependence on third parties, a number of unremediated vulnerabilities will always exist. Remediation of some vulnerabilities are outside of the control of the Company and third-party remediation efforts may not be timely provided or implemented or otherwise adequate, even when the level of risk is critical or high. Further, certain other potential causes of system damage or other negative system-related events are wholly or partially beyond the Company’s control, such as natural disasters, vendor failures to satisfy service level requirements, third party negligence or intentional acts, and power or telecommunications failures. These circumstances could expose the Company to system-related damages, failures, interruptions, cyberattacks, as the Company experienced in December 2023 (as described further in Item 1C. Cybersecurity), and other negative events or could otherwise disrupt the Company’s business and could also result in the loss or unauthorized release, gathering, monitoring or destruction of confidential, proprietary and other information pertaining to the Company, its customers, employees, agents or suppliers.

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

24.
Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 65% to 75% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. In uncertain economic times, an even larger change is more likely. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We recognize the critical importance of maintaining the safety and security of our systems and data and take a holistic approach to overseeing and managing cybersecurity, which is supported by both management and our Board of Directors. The Company’s Board, the Audit Committee of the Board and management devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Our approach to cybersecurity risk management is multi-layered and includes governance and risk, monitoring and incidence response, data security, application security, endpoint security, network security and perimeter security.

The Company’s Chief Information Security Officer (“CISO”) is responsible for developing and implementing our information security program and manages a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. Our CISO has been with the Company for 13 years in various information security roles and has over 20 years of experience in the cybersecurity field.

The Company’s Board of Directors has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee of the Board. The Audit Committee receives quarterly reports from our CISO regarding cybersecurity matters. The CISO also briefs the full Board of Directors on cybersecurity matters semi-annually.

The Company maintains an extensive and structured enterprise risk management (ERM) program encompassing senior executive leaders from all facets of its business, including operations, human resources, finance, accounting, treasury, information security, information technology, legal/regulatory, internal audit, compliance, underwriting, and real estate. As part of our ERM program, the Company maintains an Information Security Oversight Committee (“ISO Committee”) that oversees the Company’s cybersecurity program from a management perspective. The ISO Committee meets quarterly and is chaired by the Company’s Chief Risk Officer and is comprised of the Company’s Chief Executive Officer, Chief Financial Officer, Chief Legal Officer, Chief Privacy Officer and top leaders of each of the Company’s operating units. The Company’s CISO, Chief Information Officer and Chief Technology Officer are also participants on the ISO Committee and the Chief Audit Executive, who reports to the Company’s Audit Committee, is an observer. The CISO provides regular reports to the ISO Committee which are shared with the Company’s Board of Directors.

As part of our risk management process, the Company maintains an overall risk management program that encompasses cybersecurity, conducts security audits, annual System and Organization Controls (SOC 2) testing, and ongoing risk assessments using a company-wide risk framework. We also require employees with access to information systems to undertake data protection and cybersecurity training and compliance programs. Compliance with cybersecurity training is tracked and reported to the Company’s Compliance Executive Steering Committee and the Audit Committee of the Board. In addition, the Company conducts quarterly employee phishing tests and our CISO provides those results to the Company’s executives. The Company has processes in place for assessing, identifying, and managing material risks from potential cybersecurity incidents, including vulnerability identification, intrusion prevention, encryption, endpoint protection, behavior analysis, mitigation and the processes and protocols set forth in the Company’s incident response plans. Certain of our subsidiaries manage their own cybersecurity functions and coordinate with the Company’s CISO. The Company also employs systems and processes designed to oversee and identify cybersecurity threats associated with third-party vendors, including a risk assessment and rigorous evaluation of each vendor that may access, process or store highly sensitive or proprietary data or that is systematically integrated with the Company’s systems or network. In addition to our in-house cybersecurity capabilities, we engage assessors, consultants, auditors, and other third parties to assist with assessing, identifying, mitigating and managing cybersecurity risks, including the maintenance of a Security Operations Center that is co-managed between the Company and a managed security service provider (MSSP), which continuously reviews the Company’s network using threat intelligence from a variety of sources and reports potential incidents from users.

While the Company has experienced cybersecurity threats to its data and systems, such threats have not materially affected the Company, including our business strategy, results of operations or financial condition, with the exception of an incident in the fourth quarter of 2023, as disclosed in a Current Report filed by the Company on Form 8-K on December 22, as amended on December 29, 2023 and January 12, 2024. Prior to the Company’s systems being taken offline in connection with this incident, we produced an internal forecast estimating our adjusted earnings per share to be $1.00. Our actual adjusted earnings per share was 69 cents, including a 5 cent tax benefit, implying a 36 cent shortfall relative to our internal estimate. Although the Company believes that most of this difference is related to the incident, the exact impact the incident had on our fourth quarter results is unknowable. Included in this 36 cent shortfall was $11 million of direct expenses related to the incident in our corporate segment including our $5 million insurance retention. We do not believe the incident will have a material impact on the Company’s overall financial condition or its ongoing results of operations. For additional information on cybersecurity risks we face, see Item 1A. Risk Factors of this Annual Report, which should be read in conjunction with the foregoing information.

Item 2. Properties

Each of our business segments uses our executive offices in Santa Ana, California. This office campus consists of five office buildings, a technology center and a two-story parking structure, totaling approximately 490,000 square feet. The office facilities we occupy are, in all material respects, in good condition and adequate for their intended use.

Item 3. Legal Proceedings

See Note 21 Litigation and Regulatory Contingencies to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of Part II of this report, which is incorporated by reference into this Item 3 of Part I.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 14, 2024, was 1,842.

In January 2024, the Company’s board of directors declared a cash dividend of $0.53 per share. We expect that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time. In addition, the ability to pay dividends also is potentially affected by the restrictions described in Note 2 Statutory Restrictions on Investments and Stockholders’ Equity to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of Part II of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program approved by the Company’s board of directors in June 2022, which program has no expiration date, the Company may repurchase up to $400.0 million of the Company’s issued and outstanding common stock. The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table. Prices in column (b) include commissions. Cumulatively, as of December 31, 2023, the Company had repurchased $186.2 million (including commissions) of its shares authorized under the share repurchase program and had the authority to repurchase an additional $213.8 million (including commissions) under that program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 to October 31, 2023	168,406	$52.90	168,406	$222,636,293
November 1, 2023 to November 30, 2023	151,657	54.59	151,657	214,357,955
December 1, 2023 to December 31, 2023	8,800	59.45	8,800	213,834,761
Total	328,863	$53.85	328,863	213,834,761

Unregistered Sales of Equity Securities

During the year ended December 31, 2023, the Company did not issue any unregistered common stock.

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

The following graph compares the cumulative total stockholder return on the Company’s common stock with the corresponding cumulative total returns of the S&P 400 Mid Cap Index and an industry peer group for the period from December 31, 2018 through December 31, 2023. The comparison assumes an investment of $100 on December 31, 2018 and reinvestment of dividends. This historical performance is not indicative of future performance.

Comparison of Cumulative Total Returns
Among First American Financial Corporation, Custom Peer Group, and S&P 400 MidCap Index
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
Dec-18
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
First American Financial Corp (FAF)
Custom Peer Group
S&P 400 MidCap Index (MID)

Comparison of Cumulative Total Return

	First American Financial Corporation (FAF) (1)	Custom Peer Group (1)(2)	S&P 400 Mid Cap Index (1)
December 31, 2018	$100	$100	$100
December 31, 2019	$135	$132	$126
December 31, 2020	$123	$120	$143
December 31, 2021	$192	$156	$179
December 31, 2022	$133	$160	$155
December 31, 2023	$170	$176	$181

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

Item 6. [Reserved]

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

This Management’s Discussion and Analysis contains certain financial measures that are not presented in accordance with generally accepted accounting principles (“GAAP”), including adjusted information and other revenues, adjusted personnel costs and adjusted other operating expenses, in each case excluding the effects of recent acquisitions, and adjusted debt to capitalization ratio as it excludes the effects of secured financings payable and accumulated other comprehensive loss. The Company is presenting these non-GAAP financial measures because they provide the Company’s management and readers of this Annual Report on Form 10-K with additional insight into the operational performance of the Company relative to earlier periods and additional insight into the financial leverage of the Company. The Company does not intend for these non-GAAP financial measures to be a substitute for any GAAP financial information. In this Annual Report on Form 10-K, these non-GAAP financial measures have been presented with, and reconciled to, the most directly comparable GAAP financial measures. Readers of this Annual Report on Form 10-K should use these non-GAAP financial measures only in conjunction with the comparable GAAP financial measures. Because not all companies use identical calculations, the presentation of adjusted debt to capitalization ratio may not be comparable to other similarly titled measures of other companies.

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

Reportable Segments

The Company consists of the following reportable segments:

•
The title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant data and records; provides appraisals and other valuation-related products and services; provides lien release, document custodial and default-related products and services; provides document generation services; provides warehouse lending services; subservices mortgage loans; and provides banking, trust and wealth management services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories. The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, New Zealand, South Korea and various other established and emerging markets.
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
•
The corporate segment includes investments in venture-stage companies, operating results of the property and casualty insurance business (as noted above), certain financing facilities and corporate services that support the Company’s business operations.

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

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 65% to 75% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. In uncertain economic times an even larger change is more likely. As examples, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $157.6 million, and if expected ultimate losses for those same years were to fluctuate by 100 basis points, the resulting impact would be $315.2 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

The Company provides for claims losses relating to its home warranty business based on the average cost per claim and historical loss experience as applied to the total of current claims incurred. The average cost per home warranty claim is calculated using the average of the most recent 12 months of claims experience adjusted for estimated future increases in costs.

A summary of the Company’s loss reserves is as follows:

	December 31,
	2023		2022
	(dollars in millions)
Known title claims	$55.5	4.3%	$62.1	4.7%
IBNR title claims	1,186.5	92.5%	1,207.2	91.1%
Total title claims	1,242.0	96.8%	1,269.3	95.8%
Non-title claims	40.4	3.2%	56.0	4.2%
Total loss reserves	$1,282.4	100.0%	$1,325.3	100.0%

Activity in the reserve for known title claims is summarized as follows:

	December 31,
	2023	2022	2021
	(in millions)
Balance at beginning of year	$62.1	$66.3	$64.6
Provision transferred from IBNR title claims related to:
Current year	24.6	28.4	30.6
Prior years	138.9	144.0	126.0
	163.5	172.4	156.6
Payments, net of recoveries, related to:
Current year	21.9	25.0	28.4
Prior years	147.6	152.0	126.1
	169.5	177.0	154.5
Other	(0.6)	0.4	(0.4)
Balance at end of year	$55.5	$62.1	$66.3

Activity in the reserve for IBNR title claims is summarized as follows:

	December 31,
	2023	2022	2021
	(in millions)
Balance at beginning of year	$1,207.2	$1,143.5	$1,025.8
Provision related to:
Current year	161.5	248.4	274.4
Prior years	(21.6)	—	—
	139.9	248.4	274.4
Provision transferred to known title claims related to:
Current year	24.6	28.4	30.6
Prior years	138.9	144.0	126.0
	163.5	172.4	156.6
Other	2.9	(12.3)	(0.1)
Balance at end of year	$1,186.5	$1,207.2	$1,143.5

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 3.25% for 2023, and 4.0% for 2022 and 2021. The 3.25% loss rate in the current year reflects an ultimate loss rate of 3.75% for the current policy year and a reserve release of 0.5%, or $21.6 million for prior policy years, all based on current year title insurance premiums and escrow fees for the year ended December 31, 2023.

The provision in 2023 related to current year decreased by $86.9 million, or 35.0%, from 2022 as a result of decreases in title premiums and escrow fees in 2023 from 2022. The provision in 2022 related to current year decreased by $26.0 million, or 9.5%, from 2021 as a result of decreases in title premiums and escrow fees in 2022 from 2021.

For further discussion of title provision recorded in 2023, 2022 and 2021, see Results of Operations, page 37.

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

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2023, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

In 2023, the Company chose to perform a quantitative impairment test for its title insurance reporting unit and a qualitative assessment for its home warranty reporting unit. The Company performed qualitative assessments for both reporting units in 2022 and 2021. Based on the results of the quantitative test in 2023, the Company determined that the fair value for the title insurance reporting unit exceeded its carrying amount and no additional analysis was required. The results of the Company’s qualitative assessment in 2023 for the home warranty reporting unit and the results of the qualitative assessments in 2022 and 2021 for both reporting units supported the conclusion that the reporting unit fair values were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary. As a result of the Company’s annual goodwill impairment assessments, the Company did not record any goodwill impairment losses for 2023, 2022 or 2021.

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

Pending Accounting Pronouncements

See Note 1 Basis of Presentation and Significant Accounting Policies to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of Part II of this report.

Results of Operations

Overview

	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
				$ Change	% Change	$ Change	% Change
	(dollars in millions)
Revenues by Segment
Title insurance and services	$5,724.8	$7,546.9	$8,321.0	$(1,822.1)	(24.1)	$(774.1)	(9.3)
Home warranty	417.2	419.0	421.9	(1.8)	(0.4)	(2.9)	(0.7)
Corporate and eliminations	(138.5)	(360.7)	477.9	222.2	61.6	(838.6)	(175.5)
	$6,003.5	$7,605.2	$9,220.8	$(1,601.7)	(21.1)	$(1,615.6)	(17.5)

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

The Company’s total revenues for 2023 were $6.0 billion, which reflected a decrease of $1.6 billion, or 21.1%, when compared with $7.6 billion for 2022. This decrease was primarily attributable to decreases in direct premiums and escrow fees of $832.7 million, or 27.0%, agent premiums of $1.1 billion, or 31.0%, and information and other revenue of $210.0 million, or 18.3%. The Company’s total revenues for 2023 also included $206.4 million of net investment losses compared to $515.8 million of net investment losses for the prior year. The decrease in direct premiums and escrow fees attributable to the title insurance and services segment was $806.5 million, or 30.3%. Direct premiums and escrow fees in the title insurance and services segment from domestic residential refinance transactions and from residential purchase transactions decreased $113.2 million, or 58.1% and $264.7 million, or 22.8%, respectively, in 2023 when compared to 2022. Direct premiums and escrow fees from domestic commercial transactions in the title insurance and services segment decreased $384.7 million, or 36.9%, in 2023 when compared to 2022.

According to the Mortgage Bankers Association’s January 19, 2024 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) decreased 28.9% in 2023 when compared with 2022. According to the MBA Forecast, the dollar amount of purchase originations decreased 18.2% and refinance originations decreased 54.2%. This volume of domestic residential mortgage origination activity contributed to a decrease in direct premiums and escrow fees for the Company’s direct title operations of 22.8% from domestic residential purchase transactions and a decrease of 58.1% from domestic refinance transactions in 2023 when compared to 2022.

During 2023, the level of domestic title orders opened per day by the Company’s direct title operations decreased by 29.5% when compared to 2022. Also, during 2023, residential refinance opened orders per day, residential purchase opened orders per day and commercial opened orders per day decreased by 46.7%, 20.4%, and 22.0%, respectively, when compared to 2022.

The Company recorded net investment losses of $206.4 million in 2023, which included net unrealized losses and impairment charges of $155.0 million related to the Company’s venture investment portfolio. Investments within the Company’s venture portfolio are expected from time to time to cause material fluctuations in the Company’s results of operations due to the recognition of gains or losses in connection with observable price changes resulting from liquidity events, subsequent equity sales, price fluctuations for investments that trade publicly, or from impairment charges, which changes can be volatile.

During 2023, the Company changed the name of its specialty insurance segment to the home warranty segment. In connection with this change, the Company reclassified all current year and prior year operating results related to the Company’s property and casualty insurance business, which no longer has policies in force, to the corporate segment.

Title Insurance and Services

	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
				$ Change	% Change	$ Change	% Change
	(dollars in millions)
Revenues
Direct premiums and escrow fees	$1,856.4	$2,662.9	$3,100.9	$(806.5)	(30.3)	$(438.0)	(14.1)
Agent premiums	2,449.3	3,547.6	3,757.1	(1,098.3)	(31.0)	(209.5)	(5.6)
Information and other	917.1	1,127.1	1,203.1	(210.0)	(18.6)	(76.0)	(6.3)
Net investment income	540.2	359.1	188.3	181.1	50.4	170.8	90.7
Net investment (losses) gains	(38.2)	(149.8)	71.6	111.6	74.5	(221.4)	(309.2)
	5,724.8	7,546.9	8,321.0	(1,822.1)	(24.1)	(774.1)	(9.3)
Expenses
Personnel costs	1,876.0	2,272.9	2,235.1	(396.9)	(17.5)	37.8	1.7
Premiums retained by agents	1,952.2	2,829.7	2,986.6	(877.5)	(31.0)	(156.9)	(5.3)
Other operating expenses	937.7	1,155.4	1,197.7	(217.7)	(18.8)	(42.3)	(3.5)
Provision for policy losses and other claims	139.9	248.4	274.4	(108.5)	(43.7)	(26.0)	(9.5)
Depreciation and amortization	183.6	162.3	152.5	21.3	13.1	9.8	6.4
Premium taxes	59.1	86.6	94.2	(27.5)	(31.8)	(7.6)	(8.1)
Interest	82.3	34.2	21.8	48.1	140.6	12.4	56.9
	5,230.8	6,789.5	6,962.3	(1,558.7)	(23.0)	(172.8)	(2.5)
Income before income taxes	$494.0	$757.4	$1,358.7	$(263.4)	(34.8)	$(601.3)	(44.3)
Pretax margin	8.6%	10.0%	16.3%	(1.4)%	(14.0)	(6.3)%	(38.7)

Direct premiums and escrow fees decreased $806.5 million, or 30.3%, in 2023 from 2022 and $438.0 million, or 14.1%, in 2022 from 2021. The decreases in direct premiums and escrow fees in 2023 from 2022 and 2022 from 2021 were primarily due to reductions in the number of domestic title orders closed by the Company’s direct title operations, partially offset by increases in domestic average revenues per order. The domestic average revenues per order closed were $3,651, $3,498 and $2,718 for 2023, 2022 and 2021, respectively. The 4.4% increase in average revenues per order closed in 2023 from 2022 was due to a shift in mix from lower premium residential refinance and default transactions to higher premium commercial transactions, partially offset by a decrease in the average revenues per order from commercial transactions. The 28.7% increase in average revenues per order closed in 2022 from 2021 was primarily due to a shift in mix from lower premium residential refinance transactions to higher premium commercial transactions, home price appreciation and, to a lesser extent, higher average revenues per order from residential purchase transactions due primarily to recent acquisitions of escrow companies, which contributed escrow revenue to the numerator when determining average revenues per order without a corresponding title order included in the denominator. The Company’s direct title operations closed 455,500, 695,900 and 1,050,700 domestic title orders during 2023, 2022 and 2021, respectively. The 34.5% decrease in orders closed in 2023 from 2022 and the 33.8% decrease in orders closed in 2022 from 2021 were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums decreased $1.1 billion, or 31.0%, in 2023 from 2022 and $209.5 million, or 5.6%, in 2022 from 2021. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, full year agent premiums typically reflect mortgage origination activity from the fourth quarter of the prior year through the third quarter of the current year. The decrease in agent premiums in 2023 from 2022 was generally consistent with the 34.0% decrease in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2023 as compared with the twelve months ended September 30, 2022. The decrease in agent premiums in 2022 from 2021 was generally consistent with the 1.3% decrease in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2022 as compared with the twelve months ended September 30, 2021.

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

Information and other revenues decreased $210.0 million, or 18.6%, in 2023 from 2022 and $76.0 million, or 6.3%, in 2022 from 2021. The decrease in information and other revenues in 2023 from 2022 was primarily attributable to decreases in the demand for the Company’s information products, post-close services and document generation services. Excluding the $142.4 million impact from recent acquisitions for the year ended December 31, 2022, information and other revenues decreased $218.4 million, or 18.2% in 2022 compared to 2021. The decrease in information and other revenues in 2022 from 2021, adjusted for the impact of acquisitions, was primarily due to decreased demand for the Company’s information products, post-close services and document generation services.

Net investment income increased $181.1 million, or 50.4%, in 2023 from 2022 and $170.8 million, or 90.7%, in 2022 from 2021. The increase in 2023 from 2022 was primarily attributable to the positive impact of higher interest rates on the Company’s cash balances, tax-deferred property exchange and escrow balances and investment portfolio. The increase was also driven by an increase in interest income from the company’s warehouse lending business. The increase in 2022 from 2021 was primarily attributable to higher short-term interest rates in the Company’s investment portfolio and escrow, like-kind exchange and subservicing deposits.

Net investment gains/losses totaled losses of $38.2 million for 2023 and were primarily attributable to losses recognized on sales of debt securities, partially offset by changes in the fair values of marketable equity securities. Net investment losses of $149.8 million for 2022 were primarily attributable to losses recognized on sales of debt securities and changes in the fair values of marketable equity securities, partially offset by a $51.1 million gain realized on the sale of an investment in a title insurance business. Net investment gains of $71.6 million for 2021 and were primarily from increases in the fair values of marketable equity securities and from sales of debt securities.

Direct operations in the title insurance and services segment are labor intensive; accordingly, a major expense component is personnel costs. Labor costs are driven by two primary considerations: the need to optimize staffing levels to match the level of corresponding or anticipated new orders and the need to provide quality service. The Company continues to closely monitor order volumes and related staffing levels and adjusts staffing levels as considered necessary. The Company’s direct title operations opened 629,100, 895,500 and 1,275,000 domestic title orders in 2023, 2022 and 2021, respectively, representing decreases of 29.7% in 2023 from 2022 and 29.8% in 2022 from 2021.

Personnel costs decreased $396.9 million, or 17.5%, in 2023 from 2022 and increased $37.8 million, or 1.7%, in 2022 from 2021. The decrease in personnel costs in 2023 from 2022 was primarily attributable to lower incentive compensation as a result of lower revenue and profitability, declines in salary, payroll tax and employee benefit expense driven by lower headcount, lower overtime and temporary labor expense on lower volumes and lower severance expense. Excluding the $205.2 million impact from recent acquisitions for the year ended December 31, 2022, personnel expenses decreased $167.4 million, or 7.5% in 2022 compared to 2021. The decrease in 2022, adjusted for the impact of recent acquisitions, was due to lower incentive compensation resulting from lower revenue and profitability, lower expense related to the Company’s 401(k) savings plan match and lower overtime expense, partially offset by higher severance expense. Personnel costs included severance expenses of $12.6 million, $34.7 million, and $4.6 million for 2023, 2022, and 2021, respectively.

A summary of premiums retained by agents and agent premiums is as follows:

	2023	2022	2021
	(dollars in millions)
Premiums retained by agents	$1,952.2	$2,829.7	$2,986.6
Agent premiums	$2,449.3	$3,547.6	$3,757.1
% retained by agents	79.7%	79.8%	79.5%

The premium split between underwriter and agents is in accordance with the respective agency contracts and can vary from region to region due to divergences in real estate closing practices and state regulations. As a result, the percentage of title premiums retained by agents can vary due to the geographic mix of revenues from agency operations. The changes in the percentage of title premiums retained by agents in 2023 from 2022 and in 2022 from 2021 were primarily due to changes in the geographic mix of agency revenues.

Other operating expenses decreased $217.7 million, or 18.8%, in 2023 from 2022 and $42.3 million, or 3.5%, in 2022 from 2021. The decrease in 2023 from 2022 was primarily attributable to lower production expense due to lower transaction volumes, a decline in professional services expense and an increase in bank credits, partially offset by an increase in software expense. Excluding the $80.7 million impact from recent acquisitions for the year ended December 31, 2022, other operating expenses decreased $123.0 million, or 10.3% in 2022 compared to 2021. The decrease in 2022, adjusted for the impact of recent acquisitions, was due to lower production expense due to lower transaction volumes, partially offset by higher software expense.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 3.25% for 2023, and 4.0% for 2022 and 2021.

The 3.25% loss provision rate in the current year reflects an ultimate loss rate of 3.75% for the current policy year and a reserve release of 0.5%, or $21.6 million and for prior policy years, all based on current year title insurance premiums and escrow fees for 2023.

As of December 31, 2023, the IBNR claims reserve for the title insurance and services segment was $1.2 billion, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $926.5 million to $1.2 billion. The range limits are $260.0 million below and $43.2 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

The 2022 and 2021 loss provision rates of 4.0% reflected the ultimate loss rates for policy years 2022 and 2021 and no change in loss reserve estimates for prior policy years.

Depreciation and amortization expense increased $21.3 million, or 13.1%, in 2023 from 2022 and $9.8 million, or 6.4%, in 2022 from 2021. The increase in depreciation and amortization expense in 2023 from 2022 was primarily attributable to higher amortization of capitalized software. The increase in depreciation and amortization expense in 2022 from 2021 was primarily attributable to higher amortization of capitalized software and intangible assets related to recent acquisitions.

Insurers generally are not subject to state income or franchise taxes. However, in lieu thereof, a premium tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. The Company’s noninsurance subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company’s total tax burden at the state level for the title insurance and services segment is composed of a combination of premium taxes and state income taxes. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for 2023, 2022 and 2021.

Interest expense increased $48.1 million, or 140.6%, in 2023 from 2022 and $12.4 million, or 56.9%, in 2022 from 2021. The increases in 2023 from 2022 and 2022 from 2021 were primarily attributable to higher deposit balances at the Company's banking operations. The increase in 2023 from 2022 was also attributable to higher interest expense in the company’s warehouse lending business.

Pretax margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to the relatively high proportion of fixed costs in the title insurance business, pretax margins generally improve as closed order volumes increase. Pretax margins for the segment are also impacted by (1) net investment income and net investment gains or losses, which may not move in the same direction as closed order volumes, (2) the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity and (3) the percentage of title insurance premiums generated by agency operations as margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The title insurance and services segment recorded pretax margins of 8.6%, 10.0% and 16.3% for 2023, 2022 and 2021, respectively.

Home Warranty

	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
				$ Change	% Change	$ Change	% Change
	(dollars in millions)
Revenues
Direct premiums	$395.6	$413.1	$399.8	$(17.5)	(4.2)	$13.3	3.3
Information and other	21.7	13.3	10.9	8.4	63.2	2.4	22.0
Net investment income	5.9	5.1	4.1	0.8	15.7	1.0	24.4
Net investment (losses) gains	(6.0)	(12.5)	7.1	6.5	52.0	(19.6)	(276.1)
	417.2	419.0	421.9	(1.8)	(0.4)	(2.9)	(0.7)
Expenses
Personnel costs	77.8	77.3	79.1	0.5	0.6	(1.8)	(2.3)
Other operating expenses	82.8	75.7	61.5	7.1	9.4	14.2	23.1
Provision for policy losses and other claims	193.1	211.8	218.2	(18.7)	(8.8)	(6.4)	(2.9)
Depreciation and amortization	4.8	5.1	5.8	(0.3)	(5.9)	(0.7)	(12.1)
Premium taxes	4.4	4.5	4.7	(0.1)	(2.2)	(0.2)	(4.3)
	362.9	374.4	369.3	(11.5)	(3.1)	5.1	1.4
Income before income taxes	$54.3	$44.6	$52.6	$9.7	21.7	$(8.0)	(15.2)
Pretax margin	13.0%	10.6%	12.5%	2.4%	22.6	(1.9)%	(15.2)

Direct premiums decreased $17.5 million, or 4.2% in 2023 from 2022 and increased $13.3 million, or 3.3% in 2022 from 2021. The decrease in direct premiums in 2023 from 2022 was primarily attributable to a decline in real estate transactions. The increase in direct premiums in 2022 from 2021 was primarily attributable to an increase in the average price charged per contract, increases in renewals and from a shift in expected claims experience resulting from a return to pre-pandemic levels.

Information and other revenues increased of $8.4 million, or 63.2% in 2023 from 2022, and $2.4 million, or 22.0% in 2022 from 2021. The increases were primarily attributable to the addition of current year revenues from the Company’s real estate disclosure business previously reported in the title insurance and services segment.

Net investment gains/losses totaled losses of $6.0 million for 2023 and were primarily due to losses recognized on sales of debt securities. Net investment gains/losses totaled losses of $12.5 million for 2022 and were primarily due to losses recognized on sales of debt securities and from decreases in the fair values of marketable equity securities. Net investment gains were $7.1 million for 2021 and were primarily from sales of debt securities and increases in the fair values of marketable equity securities.

Personnel costs and other operating expenses increased $7.6 million, or 5.0%, in 2023 from 2022 and $12.4 million, or 8.8%, in 2022 from 2021. The increase in 2023 from 2022 was primarily attributable to higher advertising expense. The increase in 2022 from 2021 was primarily attributable to higher deferred policy acquisition expense, advertising expense, professional services and salary expense, partially offset by lower incentive compensation.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 48.8% in 2023, 51.3% in 2022 and 54.6% in 2021. The decreases in the claims rate in 2023 from 2022 and 2022 from 2021 were primarily attributable to lower claims volume, partially offset by higher claims severity.

A large part of the revenues for the home warranty segment are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of loss expense, the majority of the expenses for this segment are variable in nature and, therefore, generally fluctuate with revenue. Accordingly, pretax margins (before loss expense) are relatively constant, although, as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pretax margins are also impacted by net investment income and net investment gains or losses, which may not move in the same direction as premium revenues. The home warranty segment recorded pretax margins of 13.0%, 10.6% and 12.5% for 2023, 2022 and 2021, respectively.

Corporate

	2023	2022	2021	2023 vs. 2022		2022 vs. 2021
				$ Change	% Change	$ Change	% Change
	(dollars in millions)
Revenues
Direct premiums and escrow fees	$—	$8.8	$97.7	$(8.8)	(100.0)	$(88.9)	(91.0)
Information and other	—	8.1	2.0	(8.1)	(100.0)	6.1	305.0
Net investment income (loss)	25.1	(21.7)	23.5	46.8	215.7	(45.2)	(192.3)
Net investment (losses) gains	(162.3)	(353.4)	356.9	191.1	54.1	(710.3)	(199.0)
	(137.2)	(358.2)	480.1	221.0	61.7	(838.3)	(174.6)
Expenses
Personnel costs	35.3	(10.6)	36.0	45.9	433.0	(46.6)	(129.4)
Other operating expenses	46.5	41.2	64.8	5.3	12.9	(23.6)	(36.4)
Provision for policy losses and other claims	3.3	26.1	96.0	(22.8)	(87.4)	(69.9)	(72.8)
Depreciation and amortization	0.1	0.1	0.1	—	—	—	—
Premium taxes	—	—	1.3	—	—	(1.3)	(100.0)
Interest	51.4	61.2	51.8	(9.8)	(16.0)	9.4	18.1
	136.6	118.0	250.0	18.6	15.8	(132.0)	(52.8)
(Loss) income before income taxes	$(273.8)	$(476.2)	$230.1	$202.4	42.5	$(706.3)	(307.0)

As previously disclosed, all current year and prior year operating results for the Company’s property and casualty insurance business, which no longer has policies in force, are now included in the corporate segment. As a result, direct premiums and escrow fees decreased $8.8 million and $88.9 million, information and other revenues decreased $8.1 million and increased $6.1 million, and provision for policy losses and other claims decreased $22.8 million and $69.9 million in 2023 from 2022 and 2022 from 2021, respectively.

Net investment income/loss totaled income of $25.1 million in 2023, loss of $21.7 million in 2022, and income of $23.5 million in 2021, respectively. The changes in net investment income/loss for all years were primarily attributable to fluctuations in earnings and losses on investments associated with the Company’s deferred compensation plan.

Net investment gains/losses totaled losses of $162.3 million and $353.4 million for 2023 and 2022, respectively, resulting from impairment charges and observable pricing changes on non-marketable equity investments within the Company’s venture investment portfolio and, for 2022, also included unrealized losses totaling $190.9 million resulting from fluctuations in the fair value of the Company’s investment in Offerpad Solutions Inc. (“Offerpad”). Net investment gains of $356.9 million for 2021, which related to venture portfolio investments also included unrealized gains of $120.7 million resulting from an increase in the fair value of the company’s investment in Offerpad.

Personnel costs and other operating expenses totaled $81.8 million, $30.6 million and $100.8 million in 2023, 2022 and 2021, respectively. The increase in 2023 when compared to 2022 was primarily attributable to higher returns on participant investments within the Company’s deferred compensation plan. The decrease in 2022 when compared to 2021 was primarily attributable to lower returns on participant investments within the Company’s deferred compensation plan.

Interest expense decreased $9.8 million, or 16.0%, in 2022 from 2021 and increased $9.4 million, or 18.1%, in 2022 from 2021. The decrease in 2023 from 2022 was primarily attributable to the repayment of the Company's $250 million 4.30% senior unsecured notes, upon maturity, in February 2023. The increases in 2022 and 2021 were due to the additional interest accrued on the $650 million of 2.4% senior unsecured notes issued by the Company in August 2021.

Eliminations

The Company’s inter-segment eliminations were not material for 2023, 2022 and 2021.

Income Taxes

The Company's actual income tax expense differs from the expense computed by applying the federal income tax rate of 21% for 2023, 2022 and 2021. A reconciliation of these differences is as follows:

	Year ended December 31,
	2023		2022		2021
	(dollars in millions)
Taxes calculated at federal rate	$57.6	21.0%	$68.4	21.0%	$344.7	21.0%
State taxes, net of federal benefit	(6.4)	(2.3)	(5.3)	(1.5)	48.0	2.9
Change in liability for tax positions	10.7	3.9	(0.8)	(0.3)	—	—
Foreign income taxed at different rates	9.5	3.5	2.1	0.6	1.8	0.1
Unremitted foreign earnings	1.2	0.4	—	—	1.0	0.1
Federal tax credits	(17.3)	(6.3)	—	—	—	—
Valuation allowance	7.7	2.8	—	—	—	—
Other items, net	(4.1)	(1.5)	(4.0)	(1.1)	(3.3)	(0.2)
	$58.9	21.5%	$60.4	18.7%	$392.2	23.9%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 21.5% for 2023, 18.7% for 2022 and 23.9% for 2021. The differences in the effective tax rates year over year are typically due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contributions to pretax income and changes in the ratio of permanent differences to income before income taxes. In addition, the 2023 rate reflects tax credits claimed in current and prior years and a valuation allowance recorded against losses on certain equity investments. The effective tax rate for 2022 also reflects the recognition of losses and impairments on certain equity investments and benefits from the resolution of state tax matters from prior years. The effective tax rate for 2021 also reflects benefits related to foreign tax law changes.

Net Income and Net Income Attributable to the Company

Net income and per share information are summarized as follows:

	Year ended December 31,
	2023	2022	2021
	(in millions, except per share amounts)
Net income attributable to the Company	$216.8	$263.0	$1,241.1
Net income per share attributable to the Company’s stockholders:
Basic	$2.08	$2.46	$11.18
Diluted	$2.07	$2.45	$11.14
Weighted-average common shares outstanding:
Basic	104.3	107.0	111.0
Diluted	104.6	107.3	111.4

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

Cash provided by operating activities totaled $354.3 million, $777.6 million and $1.2 billion for 2023, 2022 and 2021, respectively, after claim payments, net of recoveries, of $381.8 million, $434.3 million and $482.3 million, respectively. The principal nonoperating uses of cash and cash equivalents for 2023, 2022 and 2021 were advances and repayments under secured financing agreements, purchases of debt and equity securities, capital expenditures, dividends to common stockholders and repurchases of company shares. Principal nonoperating uses of cash and cash equivalents also included repayment of senior unsecured notes for 2023, and acquisitions for 2022 and 2021. The most significant nonoperating sources of cash and cash equivalents for 2023, 2022 and 2021 were borrowings and collections under secured financing agreements, proceeds from the sales and maturities of debt and equity securities, increases in deposits at the Company’s banking operations, and for 2021, proceeds from issuance of unsecured senior notes. The net effect of all activities on total cash and cash equivalents was an increase of $2.4 billion for 2023, and decreases of $4.5 million and $47.5 million for 2022 and 2021, respectively. The increases to cash and cash equivalents and deposits in 2023 related to the cybersecurity incident are further discussed below.

As disclosed in Item 1C. Cybersecurity, the Company experienced a cybersecurity incident in late December 2023. The Company’s actions to contain and remediate the incident, which included, among others, isolating certain systems from the internet, resulted in delaying numerous customer transactions from closing until January 2024. Also, as discussed below, the Company manages escrow deposits at both its federal savings bank subsidiary and at third-party financial institutions. Because of the incident, the Company maintained a higher proportion of total escrow deposits at its federal savings bank than would have happened had the Company followed its normal allocation process. The delay in closing transactions and the maintenance of a higher proportion of escrow balances at the Company’s federal savings bank, resulted in higher cash and deposit liability balances remaining at the Company’s federal savings bank subsidiary at December 31, 2023.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In August 2023, the quarterly cash dividend was increased to 53 cents per common share, representing a 2% increase. The dividend increase was effective beginning with the September 2023 dividend. In January 2024, the Company's board of directors approved a first quarter cash dividend of 53 cents per common share. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $400.0 million, of which $213.8 million remained as of December 31, 2023. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2023, the Company repurchased and retired 1.3 million shares of its common stock for a total purchase price of $72.7 million and, as of December 31, 2023, had cumulatively repurchased and retired 3.5 million shares of its common stock for a total purchase price of $186.2 million.

Holding company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of December 31, 2023, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for 2024, without prior approval from applicable regulators, was dividends of $614.7 million and loans and advances of $108.3 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of December 31, 2023, the holding company’s sources of liquidity included $179.3 million of cash and cash equivalents and $900.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

On February 1, 2023, the Company repaid its $250 million 4.30% senior unsecured notes, upon maturity, through available cash at the holding company.

The Company expects to repay its $300.0 million 4.60% senior unsecured notes due November 15, 2024, upon maturity, through available cash at the holding company or through borrowings under its credit facility.

Financing. In May 2023, the Company entered into a senior unsecured credit agreement with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, and the lenders party thereto that provides for a $900.0 million revolving credit facility. The credit agreement includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $450.0 million. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds from borrowings made from time to time under the credit agreement may be used for general corporate purposes. Unless terminated earlier, the credit agreement will terminate on May 17, 2028. Upon entry into the credit agreement, the previous $700.0 million senior unsecured credit agreement was terminated. At December 31, 2023, the Company had no outstanding borrowings under the facility.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2023, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements. The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•
FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions. At December 31, 2023, outstanding borrowings under these facilities totaled $553.3 million.
•
First American Trust, FSB (“FA Trust”), a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and maintains access to the Federal Reserve's Discount Window and Bank Term Funding Program. At December 31, 2023, no amounts were outstanding under any of these facilities.
•
First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At December 31, 2023, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 28.6% and 30.0% at December 31, 2023 and 2022, respectively. The Company’s adjusted debt to capitalization ratios, excluding secured financings payable of $553.3 million and $366.3 million and accumulated other comprehensive loss of $655.8 million and $868.9 million at December 31, 2023 and 2022, were 20.2% and 22.9%, respectively.

Investment portfolio. The Company maintains a high quality, liquid portfolio of debt and marketable equity securities that is primarily held at its insurance and banking subsidiaries. As of December 31, 2023, 94% of the Company’s investment portfolio consisted of debt securities, of which 65% were either United States government-backed or rated AAA/Aaa and 97% were either rated or classified as investment grade or better. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s debt securities portfolio at December 31, 2023, see Note 3 Debt Securities to the consolidated financial statements.

In addition to its debt and marketable equity securities portfolio, the Company maintains investments in non-marketable equity securities and securities accounted for under the equity method. For further information on the Company’s equity securities, see Note 4 Equity Securities to the consolidated financial statements.

Capital expenditures. Capital expenditures, which are primarily related to software development costs and purchases of property and equipment and software licenses, totaled $278.7 million, $274.9 million and $172.1 million for 2023, 2022 and 2021, respectively.

Off-balance sheet arrangements. The Company administers escrow deposits and trust assets as a service to customers in its direct title operations. Escrow deposits totaled $10.6 billion and $10.0 billion at December 31, 2023 and 2022, respectively, of which $6.3 billion and $4.6 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions.

Trust assets held or managed by FA Trust totaled $4.4 billion and $4.1 billion at December 31, 2023 and 2022, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $1.8 billion and $2.8 billion at December 31, 2023 and 2022, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $0.8 billion and $1.1 billion at December 31, 2023 and 2022, respectively, of which $0.5 billion and $0.7 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

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

The Company’s exposure to interest rate changes primarily results from the Company’s significant portfolio of debt securities, which includes a high proportion of fixed-income securities, and from its financing activities. In general, the fair value of a fixed-income security increases or decreases inversely with a change in market interest rates. The Company also considers its investments in preferred stock to be exposed to interest rate risk. The fair values of the Company’s debt securities portfolio at December 31, 2023 and 2022 were $7.2 billion and $8.2 billion, respectively. One means of assessing the exposure of the Company’s debt securities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical parallel and instantaneous shift in interest rates across all maturities. Under this model, with all other factors held constant, the Company estimates that increases in interest rates of 100 and 200 basis points could cause the fair value of its debt securities portfolio (including investments in preferred stock) at December 31, 2023 to decrease by approximately $337.1 million, or 4.7%, and $675.0 million, or 9.4%, respectively, and at December 31, 2022 to decrease by approximately $391.9 million, or 4.8%, and $782.1 million, or 9.6%, respectively.

With respect to adjustable-rate debt, the Company is primarily exposed to the effects of changes in prevailing interest rates through its variable-rate credit facility and its interest bearing escrow deposit liabilities. As of December 31, 2023 and 2022, the Company had no outstanding borrowings under its credit facility. Assuming the full utilization of available funds under the facility of $900.0 million and $700.0 million at December 31, 2023 and 2022, respectively, and assuming that the borrowings were outstanding for the entire year, increases of 50 and 100 basis points in the prevailing interest rate on the Company’s credit facility would result in increases in interest expense of $4.5 million and $9.0 million, respectively, for 2023 and increases of $3.5 million and $7.0 million, respectively, for 2022.

The Company’s interest bearing escrow and mortgage loan subservicing deposit liabilities totaled $2.5 billion and $3.3 billion at December 31, 2023 and 2022, respectively. These variable-rate customer savings accounts are subject to market rate fluctuations. The weighted-average interest rates were 2.08% and 0.50% for 2023 and 2022, respectively. Assuming increases in interest rates of 25 and 50 basis points and that the deposit amounts at December 31, 2023 and 2022 were held constant for the entire year, interest expense for 2023 would be higher by $6.4 million and $12.7 million, respectively, and 2022 would be higher by $8.1 million and $16.3 million, respectively.

Equity Price Risk

The Company is also subject to equity price risk related to its marketable equity securities portfolio. The fair value of the Company’s marketable equity securities portfolio (excluding preferred stock of $12.4 million and $11.4 million) was $424.5 million and $268.1 million as of December 31, 2023 and 2022, respectively. Assuming broad-based declines in equity market prices of 10% and 20%, with all other factors held constant, the fair value of the Company’s marketable equity securities portfolio at December 31, 2023 could decrease by $42.5 million and $84.9 million, respectively, and at December 31, 2022 could decrease by $26.8 million and $53.6 million, respectively.

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

The Company’s debt securities portfolio maintains an average credit quality rating of AA. For further information on the credit quality of the Company’s debt securities portfolio at December 31, 2023, see Note 3 Debt Securities to the consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First American Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First American Financial Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of the Incurred But Not Reported Loss Reserve - Title Claims

As described in Notes 1 and 11 to the consolidated financial statements, as of December 31, 2023, approximately $1.187 billion of the Company’s reserve for known and incurred but not reported claims represented the incurred but not reported (“IBNR”) loss reserve balance for the title insurance and services segment. Management provides for title insurance losses through a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a loss provision rate to total title insurance premiums and escrow fees. Management estimates the loss provision rate at the beginning of each year and reassesses the rate quarterly, which involves an evaluation of the results of an in-house actuarial review.

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

February 20, 2024

We have served as the Company’s auditor since 2009.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in millions, except for par values)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$3,605.3	$1,223.5
Accounts and accrued income receivable, less allowances for credit losses of $21.8 and $21.3	509.4	367.1
Income taxes receivable	75.7	22.0
Investments:
Deposits with banks	55.8	63.4
Debt securities (amortized cost of $7,895.2 and $9,169.6; pledged of $107.0 and $86.0)	7,157.5	8,169.6
Equity securities	735.6	754.2
	7,948.9	8,987.2
Secured financings receivable	636.5	422.7
Property and equipment, net	749.6	636.9
Operating lease assets	229.3	248.0
Title plants and other indexes	652.4	639.8
Deferred income taxes	50.1	54.5
Goodwill	1,807.5	1,798.2
Other intangible assets, net	153.8	193.8
Other assets	384.3	361.6
	$16,802.8	$14,955.3
LIABILITIES AND EQUITY
Deposits	$7,308.0	$5,519.7
Accounts payable and accrued liabilities:
Accounts payable	63.3	51.0
Personnel costs	256.6	298.8
Pension costs and other retirement plans	399.2	390.8
Other	160.4	183.9
	879.5	924.5
Deferred revenue	196.8	196.9
Reserve for known and incurred but not reported claims	1,282.4	1,325.3
Income taxes payable	15.9	10.0
Deferred income taxes	63.6	16.3
Operating lease liabilities	246.6	269.3
Secured financings payable	553.3	366.3
Notes and contracts payable	1,393.9	1,645.8
	11,940.0	10,274.1
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares;
Outstanding—103.1 shares and 103.2 shares	—	—
Additional paid-in capital	1,793.3	1,812.4
Retained earnings	3,710.6	3,714.3
Accumulated other comprehensive loss	(655.8)	(868.9)
Total stockholders’ equity	4,848.1	4,657.8
Noncontrolling interests	14.7	23.4
Total equity	4,862.8	4,681.2
	$16,802.8	$14,955.3

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Direct premiums and escrow fees	$2,252.1	$3,084.8	$3,598.4
Agent premiums	2,449.3	3,547.6	3,757.1
Information and other	938.5	1,148.5	1,214.9
Net investment income	570.0	340.1	214.8
Net investment (losses) gains (realized of $(80.9), $(85.4), $20.3)	(206.4)	(515.8)	435.6
	6,003.5	7,605.2	9,220.8
Expenses:
Personnel costs	1,989.1	2,339.6	2,350.3
Premiums retained by agents	1,952.2	2,829.7	2,986.6
Other operating expenses	1,067.0	1,272.3	1,322.9
Provision for policy losses and other claims	336.3	486.3	588.7
Depreciation and amortization	188.5	167.5	158.4
Premium taxes	63.5	91.1	100.2
Interest	132.5	93.0	72.4
	5,729.1	7,279.5	7,579.5
Income before income taxes	274.4	325.7	1,641.3
Income taxes	58.9	60.4	392.2
Net income	215.5	265.3	1,249.1
Less: Net (loss) income attributable to noncontrolling interests	(1.3)	2.3	8.0
Net income attributable to the Company	$216.8	$263.0	$1,241.1
Net income per share attributable to the Company’s stockholders:
Basic	$2.08	$2.46	$11.18
Diluted	$2.07	$2.45	$11.14
Cash dividends per share	$2.10	$2.06	$1.94
Weighted-average common shares outstanding:
Basic	104.3	107.0	111.0
Diluted	104.6	107.3	111.4

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$215.5	$265.3	$1,249.1
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	198.0	(780.9)	(142.1)
Unrealized losses on debt securities for which credit-related portion was recognized in earnings	—	—	(0.4)
Foreign currency translation adjustment	17.2	(42.2)	(1.9)
Pension benefit adjustment	(2.1)	46.6	12.4
Total other comprehensive income (loss), net of tax	213.1	(776.5)	(132.0)
Comprehensive income (loss)	428.6	(511.2)	1,117.1
Less: Comprehensive (loss) income attributable to noncontrolling interests	(1.3)	2.3	8.0
Comprehensive income (loss) attributable to the Company	$429.9	$(513.5)	$1,109.1

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2020	110.4	$—	$2,214.9	$2,648.5	$39.6	$4,903.0	$11.6	$4,914.6
Net income	—	—	—	1,241.1	—	1,241.1	8.0	1,249.1
Dividends on common shares	—	—	—	(213.0)	—	(213.0)	—	(213.0)
Repurchases of Company shares	(1.7)	—	(99.2)	—	—	(99.2)	—	(99.2)
Shares issued in connection with share-based compensation	1.0	—	10.0	(3.7)	—	6.3	—	6.3
Share-based compensation	—	—	53.6	—	—	53.6	—	53.6
Net activity related to noncontrolling interests	—	—	(0.1)	—	—	(0.1)	(3.5)	(3.6)
Other comprehensive loss	—	—	—	—	(132.0)	(132.0)	—	(132.0)
Balance at December 31, 2021	109.7	—	2,179.2	3,672.9	(92.4)	5,759.7	16.1	5,775.8
Net income	—	—	—	263.0	—	263.0	2.3	265.3
Dividends on common shares	—	—	—	(217.5)	—	(217.5)	—	(217.5)
Repurchases of Company shares	(7.5)	—	(440.7)	—	—	(440.7)	—	(440.7)
Shares issued in connection with share-based compensation	1.0	—	6.6	(4.1)	—	2.5	—	2.5
Share-based compensation	—	—	67.3	—	—	67.3	—	67.3
Net activity related to noncontrolling interests	—	—	—	—	—	—	5.0	5.0
Other comprehensive loss	—	—	—	—	(776.5)	(776.5)	—	(776.5)
Balance at December 31, 2022	103.2	—	1,812.4	3,714.3	(868.9)	4,657.8	23.4	4,681.2
Net income	—	—	—	216.8	—	216.8	(1.3)	215.5
Dividends on common shares	—	—	—	(216.6)	—	(216.6)	—	(216.6)
Repurchases of Company shares	(1.3)	—	(72.8)	—	—	(72.8)	—	(72.8)
Shares issued in connection with share-based compensation	1.2	—	4.3	(3.9)	—	0.4	—	0.4
Share-based compensation	—	—	49.1	—	—	49.1	—	49.1
Net activity related to noncontrolling interests	—	—	0.3	—	—	0.3	(7.4)	(7.1)
Other comprehensive income	—	—	—	—	213.1	213.1	—	213.1
Balance at December 31, 2023	103.1	$—	$1,793.3	$3,710.6	$(655.8)	$4,848.1	$14.7	$4,862.8

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$215.5	$265.3	$1,249.1
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	336.3	486.3	588.7
Depreciation and amortization	188.5	167.5	158.4
Amortization of premiums and accretion of discounts on debt securities, net	8.6	18.8	46.7
Net investment losses (gains)	206.4	515.8	(435.6)
Share-based compensation	49.1	67.3	53.6
Equity in earnings of affiliates, net	(5.4)	(11.0)	(6.9)
Dividends from equity method investments	6.5	11.2	12.2
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(381.8)	(434.3)	(482.3)
Net change in income tax accounts	(60.8)	(130.0)	53.0
(Increase) decrease in accounts and accrued income receivable	(159.1)	82.7	(48.2)
(Decrease) increase in accounts payable and accrued liabilities	(51.9)	(265.9)	115.0
Decrease in deferred revenue	(0.1)	(27.9)	(47.1)
Other, net	2.5	31.8	(36.7)
Cash provided by operating activities	354.3	777.6	1,219.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions/dispositions, net of cash acquired/divested	(24.7)	(277.5)	(186.8)
Net decrease (increase) in deposits with banks	7.9	(7.7)	(15.0)
Purchases of debt securities	(1,287.8)	(2,980.0)	(6,138.2)
Proceeds from sales of debt securities	1,676.9	1,753.3	1,070.7
Proceeds from maturities of debt securities	812.3	1,171.0	1,864.0
Purchases of equity securities	(170.7)	(157.1)	(198.4)
Proceeds from sales of equity securities	71.0	241.4	171.8
Net change in other investments	(11.6)	(6.8)	(11.7)
Advances under secured financing agreements	(13,309.9)	(15,657.8)	(25,926.2)
Collections of secured financings receivable	13,097.2	15,778.2	26,109.4
Capital expenditures	(263.4)	(259.8)	(160.5)
Proceeds from sales of property and equipment	0.1	6.8	17.8
Proceeds from insurance settlement	2.2	3.0	10.0
Cash provided by (used for) investing activities	599.5	(393.0)	(3,393.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	1,788.3	451.1	1,791.7
Borrowings under secured financing agreements	13,383.7	15,532.6	24,602.1
Repayments of secured financings payable	(13,196.7)	(15,695.3)	(24,593.0)
Net proceeds from issuance of unsecured senior notes	—	—	641.9
Repayment of senior unsecured notes	(250.0)	—	—
Repayments of other notes and contracts payable	(6.2)	(6.9)	(6.4)
Net activity related to noncontrolling interests	(7.1)	(2.2)	(4.3)
Net proceeds in connection with share-based compensation	0.4	2.5	6.3
Repurchases of Company shares	(72.7)	(440.7)	(99.2)
Payments of cash dividends	(216.6)	(217.5)	(213.0)
Cash provided by (used for) financing activities	1,423.1	(376.4)	2,126.1
Effect of exchange rate changes on cash	4.9	(12.7)	(0.4)
Net increase (decrease) in cash and cash equivalents	2,381.8	(4.5)	(47.5)
Cash and cash equivalents—Beginning of year	1,223.5	1,228.0	1,275.5
Cash and cash equivalents—End of year	$3,605.3	$1,223.5	$1,228.0
SUPPLEMENTAL INFORMATION:
Cash paid during the year for:
Interest	$124.2	$86.5	$63.5
Premium taxes	$84.2	$112.6	$86.1
Income taxes	$121.0	$191.1	$339.7

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation and Significant Accounting Policies:

First American Financial Corporation (the “Company”), through its subsidiaries, is engaged in the business of providing financial services. The Company consists of the following reportable segments:

•
The title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant data and records; provides appraisals and other valuation-related products and services; provides lien release, document custodial and default-related products and services; provides document generation services; provides warehouse lending services; subservices mortgage loans; and provides banking, trust and wealth management services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories. The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, Australia, New Zealand, South Korea and various other established and emerging markets.
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
•
The corporate segment includes investments in venture-stage companies, operating results of the property and casualty insurance business (as noted above), certain financing facilities and corporate services that support the Company’s business operations.

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

Revisions and out-of-period adjustments

During the fourth quarter of 2023, the Company identified deferred compensation agreements with certain former employees who have been receiving benefit payments from the Company for which it has understated its obligation to make future benefit payments. As this error primarily related to reporting periods prior to 2020, the Company corrected for this error by revising retained earnings at December 31, 2020, 2021 and 2022 in the consolidated statements of equity, and by revising pension costs and other retirement plans liability, deferred income tax liabilities and retained earnings in the consolidated balance sheet at December 31, 2022. The impact of this revision, which has been consistently applied to all periods presented, included decreases to retained earnings and deferred income tax liabilities of $7.0 million and $2.5 million, respectively, and an increase to pension costs and other retirement plans liability of $9.5 million.

The Company does not consider this adjustment to be material to any previously issued consolidated financial statements.

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

The Company’s policy is to present accrued interest receivable on financial assets measured at amortized cost within accounts and accrued income receivable on the balance sheet. Accrued interest receivable at December 31, 2023 and 2022 totaled $24.5 million and $17.1 million, respectively. The Company has elected to not measure an allowance for credit losses for accrued interest receivable and maintains a policy that all receivables ninety days past due are written off to credit loss expense. Accounts are placed on non-accrual status, and accrual of interest is discontinued, when management determines that collectibility of contractual amounts is not reasonably assured. Payments of interest for accounts in non-accrual status are applied under the cost recovery method.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2023, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

The Company’s policy is to present accrued interest receivable on debt securities within accounts and accrued income receivable on the balance sheet. Accrued interest receivable on debt securities at December 31, 2023 and 2022 totaled $35.1 million and $37.9 million, respectively. The Company has elected to not measure an allowance for accrued interest receivable on debt securities and maintains a policy that all receivables ninety days past due are written off to credit loss expense. Debt securities are placed on non-accrual status, and accrual of interest is discontinued, when management determines that collectibility of contractual amounts is not reasonably assured. Interest income is recognized on a cash basis for interest payments received on debt securities in non-accrual status.

The Company maintains investments in debt securities in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits. At December 31, 2023 and 2022, the fair values of such investments totaled $107.0 million and $86.0 million, respectively. See Note 2 Statutory Restrictions on Investments and Stockholders’ Equity for additional discussion of the Company’s statutory restrictions.

Equity securities

Marketable equity securities are carried at fair value and consist primarily of investments in exchange traded funds, mutual funds and preferred stocks of corporate entities. Changes in the fair values of the Company’s equity securities are recognized in net investment gains/losses on the consolidated statements of income.

Equity investments in which the Company exercises significant influence but does not control, and is not the primary beneficiary, are accounted for under the equity method of accounting. These investments are initially measured at cost and are generally adjusted by the Company’s share of equity in the income or losses of the investee. The carrying values of these investments are written down, or impaired, to fair value when a decline in value is considered to be other-than-temporary. In making the determination as to whether an individual investment is impaired, the Company assesses the current and expected financial condition of each relevant entity, including, but not limited to, the results of valuation work performed with respect to the entity, the entity’s anticipated ability to generate sufficient cash flows and the market conditions in the industry in which the entity is operating.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes Receivable

Notes receivable are carried at cost, less allowance for credit losses. An allowance for credit losses is established on an individual note based on the Company’s estimate of the net amount expected to be collected. The allowance for credit losses is based upon the Company’s assessment of the borrower’s overall financial condition, resources and payment record; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including the expected future cash flows, estimated fair value of collateral on secured notes, general economic conditions and trends, and other relevant factors, as appropriate. Notes are placed on non-accrual status when management determines that the collectibility of contractual amounts is not reasonably assured. Notes receivable at December 31, 2023 and 2022 totaled $22.4 million and $10.7 million, respectively. For the year ended December 31, 2022, the Company recorded $27.7 million in credit losses on notes receivable related to its venture investment portfolio. Notes receivable are included in other assets on the consolidated balance sheets.

Secured financings receivable and payable

Secured financings receivable, which are generated through the Company’s warehouse lending operations, are collateralized by mortgage loans on residential real estate. The receivable balance at December 31, 2023, included two notes receivable from an investment company, further discussed below, and included amounts due to the Company from various mortgage loan originators. Collections of amounts due from mortgage loan originators occur upon sale of the underlying mortgage loans to investors in the secondary market, generally within 30 days and more typically in less than 10 days. No allowance for credit losses has been recorded on these receivables due to, among other factors, the Company typically identifying investors in the underlying mortgage loans prior to making advances, the short-term nature of these receivables and the lack of significant historical credit losses experienced by the Company. Interest income is recorded on an accrual basis during the period the principal balance remains outstanding.

As noted above, secured financings receivable includes is a promissory note receivable with an original principal balance of $202.6 million, dated September 30, 2022, and a promissory note receivable with an original principal balance of $153.1 million, dated February 28, 2023, both of which notes were received in exchange for the sale or transfer of mortgage loans to an investment company. The notes, which are collateralized by the underlying mortgage loans, have maturity dates of March 29, 2024 and August 31, 2024, respectively, and have extended maturity dates, at the option of the borrower, of September 30, 2024 and February 28, 2025, respectively. Interest accrues on the notes at the one month SOFR rate plus 1.90% per annum or, plus 2.10% per annum, during the extension period. At December 31, 2023, the net carrying amounts of each note totaled $170.3 million and $148.8 million, respectively, and, at December 31, 2022, totaled $186.9 million. Principal repayments on the notes are due as payments or prepayments on the underlying mortgage loans are collected by the borrower, upon meeting certain other terms as specified in the agreements, or upon maturity. No allowance for credit losses has been recorded on these notes as management does not expect to incur future credit losses.

Secured financings payable reflect borrowings under secured warehouse lending facilities with several banking institutions. Repayment of the warehouse borrowing occurs upon sale of the mortgage loan to investors as noted above. Interest expense is recorded during the period the borrowing remains outstanding.

Property and equipment

Buildings and furniture and equipment are initially recorded at cost and are generally depreciated using the straight-line method over estimated useful lives ranging from 3 to 40 years and from 3 to 15 years, respectively. Leasehold improvements are initially recorded at cost and are amortized over the lesser of the remaining term of the respective lease or the estimated useful life, using the straight-line method. Computer software developed for internal use and for use with the Company’s products is amortized over estimated useful lives ranging from 2 to 15 years using the straight-line method. Software development and implementation costs, which include certain payroll-related costs of employees directly associated with developing or implementing software and payments to third parties directly associated with developing or implementing software are capitalized during the application development or implementation stage until the software is ready for its intended use.

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

Impairment losses on property and equipment for the years ended December 31, 2023, 2022 and 2021 were $1.1 million, $0.6 million and $4.8 million, respectively.

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

Management recognizes an impairment loss when the carrying amount of a lease asset is not recoverable and exceeds its fair value. The carrying amount is considered not recoverable if it exceeds the sum of the undiscounted future cash flows that are directly associated with, and that are expected to arise as a result of, the use and eventual disposition of the lease asset. An impairment loss is measured as the amount by which the carrying amount of a lease asset exceeds its fair value. Impairment losses related to the Company’s commercial real estate may occur if the Company ceased use of all, or a portion, of a leased property while a contractual obligation remains. Impairment losses related to commercial real estate leases were immaterial for the years ended December 31, 2023 and 2021, and totaled $2.6 million for the year ended December 31, 2022.

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

In 2023, the Company chose to perform a quantitative impairment test for its title insurance reporting unit and a qualitative assessment for its home warranty reporting unit. The Company performed qualitative assessments for both reporting units in 2022 and 2021. Based on the results of the quantitative test in 2023, the Company determined that the fair value for the title insurance reporting unit exceeded its carrying amount and no additional analysis was required. The results of the Company’s qualitative assessment in 2023 for the home warranty reporting unit and the results of the qualitative assessments in 2022 and 2021 for both reporting units supported the conclusion that the reporting unit fair values were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary. As a result of the Company’s annual goodwill impairment assessments, the Company did not record any goodwill impairment losses for 2023, 2022 or 2021.

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

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 65% to 75% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss rates exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

The Company records a contract asset, and recognizes revenue, upon delivery of certain products related to the closing of a real estate transaction where the Company’s right to payment is subject to the closing of the transaction. The Company records a contract liability for payments received in advance of revenue recognition for certain products or services. Contract assets and liabilities were not material at December 31, 2023 and 2022. Revenues recognized during the years ended December 31, 2023, 2022 and 2021 that were included in contract liabilities at the beginning of the respective period were not material.

For information about the Company’s revenues disaggregated by reportable segment see Note 22 Segment Financial Information.

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

The Company’s primary means of providing share-based compensation is through the granting of restricted stock units (“RSUs”). RSUs granted generally have graded vesting features and include a service condition; and, for certain employees and executives, may also include either a performance or market condition. In 2022, the Company began granting performance restricted stock units (“PRSUs”) to certain employees and executives, which generally contain service and either performance or market conditions. RSUs and PRSUs receive dividend equivalents in the form of RSUs/PRSUs having the same vesting requirements as the initial grant.

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

The Company informally funds its nonqualified deferred compensation plan through tax-advantaged investments known as variable universal life insurance. The Company’s deferred compensation plan assets are included as a component of other assets and the Company’s deferred compensation plan liability is included as a component of pension costs and other retirement plans on the consolidated balance sheets. The income or loss earned on the Company’s plan assets is included as a component of net investment income and the income or loss earned by the plan participants is included as a component of personnel costs on the consolidated statements of income.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency

The Company operates in other countries, including Canada, the United Kingdom, South Korea, Australia and New Zealand. The functional currencies of the Company’s foreign subsidiaries are generally their respective local currencies. The financial statements of foreign subsidiaries with local currencies that were determined to be the functional currency are translated into U.S. dollars as follows: assets and liabilities at the exchange rate as of the balance sheet date, equity at the historical rates of exchange, and income and expense amounts at average rates prevailing during the period. Translation adjustments resulting from the translation of the subsidiaries’ accounts are included in accumulated other comprehensive income/loss as a separate component of stockholders’ equity. For those foreign subsidiaries where the U.S. dollar has been determined to be the functional currency, non-monetary assets and liabilities are translated using historical rates, while monetary assets and liabilities are translated at current rates, with remeasurement gains and losses included in other operating expenses. Gains and losses resulting from foreign currency transactions are included within other operating expenses.

Reinsurance

The Company’s title insurance business assumes and cedes large title insurance risks through reinsurance. Additionally, the Company has limited reinsurance arrangements related to certain products offered through its international operations. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer. The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss. The primary insurer generally remains liable to its insured for the total risk but is reinsured under the terms of the reinsurance agreement. The amount of premiums assumed and ceded is recorded as a component of direct premiums and escrow fees on the Company’s consolidated statements of income. The total amount of premiums assumed and ceded in connection with reinsurance was less than 1.0% of consolidated premium and escrow fees for the years ended December 31, 2023, 2022 and 2021. Payments and recoveries on reinsured losses for the Company’s title insurance business were immaterial during the years ended December 31, 2023, 2022 and 2021.

Escrow deposits and trust assets

The Company administers escrow deposits and trust assets as a service to customers in its direct title operations. Escrow deposits totaled $10.6 billion and $10.0 billion at December 31, 2023 and 2022, respectively, of which $6.3 billion and $4.6 billion, respectively, were held at First American Trust, FSB (“FA Trust”). The remaining deposits were held at third-party financial institutions.

Trust assets held or managed by FA Trust totaled $4.4 billion and $4.1 billion at December 31, 2023 and 2022, respectively. Escrow deposits held at third-party financial institutions and trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Like-kind exchanges

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $1.8 billion and $2.8 billion at December 31, 2023 and 2022, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Subservicing deposits

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $0.8 billion and $1.1 billion at December 31, 2023 and 2022, respectively, of which $0.5 billion and $0.7 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

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

Pending Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued updated guidance intended to enhance the transparency and decision usefulness of income tax disclosures. The updated guidance requires disclosure of specific categories and greater disaggregation of information included in the rate reconciliation and related to income taxes paid. The updated guidance is effective for annual reporting periods beginning after December 15, 2024. Except for the disclosure requirements, the Company does not expect the adoption of this guidance to have a material impact its consolidated financial statements.

In August 2023, the FASB issued updated guidance that is intended to provide decision-useful information to investors and reduce diversity in practice in accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The updated guidance will require joint ventures to recognize and initially measure their assets and liabilities at fair value, with certain exceptions to fair value measurement consistent with business combination guidance. The updated guidance is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

NOTE 2. Statutory Restrictions on Investments and Stockholders’ Equity:

Investments totaling $124.1 million and $101.6 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2023 and 2022, respectively.

Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. As of December 31, 2023, under such regulations, the maximum amount available to the Company from its insurance subsidiaries in 2024, without prior approval from applicable regulators, was dividends of $614.7 million and loans and advances of $108.3 million.

The Company’s principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), maintained total statutory capital and surplus of $1.5 billion as of December 31, 2023 and 2022. Statutory net income for the years ended December 31, 2023, 2022 and 2021 was $198.3 million, $436.3 million and $654.9 million, respectively. FATICO was in compliance with the minimum statutory capital and surplus requirements as of December 31, 2023.

FATICO is domiciled in Nebraska and its statutory-based financial statements are prepared in accordance with accounting practices prescribed or permitted by the Nebraska Department of Insurance. The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures Manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the state of Nebraska. The state of Nebraska has adopted certain prescribed accounting practices that differ from those found in the NAIC SAP. Specifically, the timing of amounts released from the statutory premium reserve under Nebraska’s required practice differs from NAIC SAP resulting in total statutory capital and surplus that was lower than if reported in accordance with NAIC SAP by $347.1 million and $325.2 million at December 31, 2023 and 2022, respectively.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. Debt Securities:

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated
(in millions)	cost	gains	losses	fair value
December 31, 2023
U.S. Treasury bonds	$203.3	$0.5	$(4.5)	$199.3
Municipal bonds	1,373.7	8.8	(136.7)	1,245.8
Foreign government bonds	228.4	1.4	(10.5)	219.3
Governmental agency bonds	207.7	0.2	(12.5)	195.4
Governmental agency mortgage-backed securities	4,396.2	6.3	(526.8)	3,875.7
U.S. corporate debt securities	1,007.0	6.6	(55.2)	958.4
Foreign corporate debt securities	478.9	5.8	(21.1)	463.6
	$7,895.2	$29.6	$(767.3)	$7,157.5
December 31, 2022
U.S. Treasury bonds	$308.5	$1.4	$(7.1)	$302.8
Municipal bonds	1,670.6	3.2	(195.1)	1,478.7
Foreign government bonds	208.0	0.1	(14.4)	193.7
Governmental agency bonds	247.9	—	(19.3)	228.6
Governmental agency mortgage-backed securities	5,253.4	1.7	(652.7)	4,602.4
U.S. corporate debt securities	1,004.4	1.5	(84.5)	921.4
Foreign corporate debt securities	476.8	1.6	(36.4)	442.0
	$9,169.6	$9.5	$(1,009.5)	$8,169.6

Sales of debt securities resulted in realized gains of $7.2 million, $4.9 million and $29.0 million, realized losses of $88.1 million, $141.4 million and $8.7 million, and proceeds of $1.7 billion, $1.8 billion and $1.1 billion for the years ended December 31, 2023, 2022 and 2021, respectively.

Investments in debt securities in an unrealized loss position, and their respective length of time in such position, are as follows:

	Less than 12 months		12 months or longer		Total
(in millions)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2023
U.S. Treasury bonds	$8.2	$(0.1)	$55.4	$(4.4)	$63.6	$(4.5)
Municipal bonds	107.4	(0.9)	956.8	(135.8)	1,064.2	(136.7)
Foreign government bonds	33.3	(0.1)	101.4	(10.4)	134.7	(10.5)
Governmental agency bonds	0.4	—	118.9	(12.5)	119.3	(12.5)
Governmental agency mortgage-backed securities	338.3	(6.6)	3,225.3	(520.2)	3,563.6	(526.8)
U.S. corporate debt securities	45.1	(0.4)	602.5	(54.8)	647.6	(55.2)
Foreign corporate debt securities	19.3	(0.1)	267.3	(21.0)	286.6	(21.1)
	$552.0	$(8.2)	$5,327.6	$(759.1)	$5,879.6	$(767.3)
December 31, 2022
U.S. Treasury bonds	$108.0	$(1.4)	$49.5	$(5.7)	$157.5	$(7.1)
Municipal bonds	813.4	(55.8)	540.0	(139.3)	1,353.4	(195.1)
Foreign government bonds	142.1	(5.9)	45.7	(8.5)	187.8	(14.4)
Governmental agency bonds	172.7	(8.2)	55.8	(11.1)	228.5	(19.3)
Governmental agency mortgage-backed securities	1,859.6	(141.4)	2,626.8	(511.3)	4,486.4	(652.7)
U.S. corporate debt securities	528.3	(38.2)	325.2	(46.3)	853.5	(84.5)
Foreign corporate debt securities	241.6	(17.5)	137.1	(18.9)	378.7	(36.4)
	$3,865.7	$(268.4)	$3,780.1	$(741.1)	$7,645.8	$(1,009.5)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the Company’s review of its debt securities in an unrealized loss position it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at December 31, 2023. As of December 31, 2023, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

In determining credit losses on its debt securities in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, yield to maturity, profitability and stock performance.

Investments in debt securities at December 31, 2023, by contractual maturities, are as follows:

(in millions)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$39.1	$147.0	$0.4	$16.8	$203.3
Estimated fair value	$39.1	$143.3	$0.4	$16.5	$199.3
Municipal bonds
Amortized cost	9.8	361.8	509.9	492.2	1,373.7
Estimated fair value	9.7	333.5	444.2	458.4	1,245.8
Foreign government bonds
Amortized cost	51.5	97.8	70.5	8.6	228.4
Estimated fair value	51.3	98.1	62.4	7.5	219.3
Governmental agency bonds
Amortized cost	—	154.4	6.6	46.7	207.7
Estimated fair value	—	150.8	6.1	38.5	195.4
U.S. corporate debt securities
Amortized cost	10.5	696.3	224.7	75.5	1,007.0
Estimated fair value	10.4	659.5	220.6	67.9	958.4
Foreign corporate debt securities
Amortized cost	21.7	302.3	117.8	37.1	478.9
Estimated fair value	21.3	291.7	116.4	34.2	463.6
Total debt securities, excluding mortgage-backed securities
Amortized cost	$132.6	$1,759.6	$929.9	$676.9	$3,499.0
Estimated fair value	$131.8	$1,676.9	$850.1	$623.0	$3,281.8
Total mortgage-backed securities
Amortized cost					4,396.2
Estimated fair value					3,875.7
Total debt securities
Amortized cost					$7,895.2
Estimated fair value					$7,157.5

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The composition of the debt securities portfolio at December 31, 2023, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$199.3	100.0%	$—	—%	$—	—%	$199.3
Municipal bonds	1,218.3	97.8	25.8	2.1	1.7	0.1	1,245.8
Foreign government bonds	213.7	97.4	4.8	2.2	0.8	0.4	219.3
Governmental agency bonds	195.4	100.0	—	—	—	—	195.4
Governmental agency mortgage-backed securities	3,875.7	100.0	—	—	—	—	3,875.7
U.S. corporate debt securities	467.3	48.7	347.6	36.3	143.5	15.0	958.4
Foreign corporate debt securities	242.9	52.4	187.5	40.4	33.2	7.2	463.6
	$6,412.6	89.6%	$565.7	7.9%	$179.2	2.5%	$7,157.5

Included in debt securities at December 31, 2023, were bank loans totaling $130.5 million, of which $120.3 million were non-investment grade; high yield corporate debt securities totaling $53.6 million, all of which were non-investment grade; and emerging market debt securities totaling $38.8 million, of which $3.6 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at December 31, 2023, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$63.6	100.0%	$—	—%	$—	—%	$63.6
Municipal bonds	1,046.8	98.4	17.1	1.6	0.3	—	1,064.2
Foreign government bonds	132.6	98.4	1.3	1.0	0.8	0.6	134.7
Governmental agency bonds	119.3	100.0	—	—	—	—	119.3
Governmental agency mortgage-backed securities	3,563.6	100.0	—	—	—	—	3,563.6
U.S. corporate debt securities	364.4	56.3	229.4	35.4	53.8	8.3	647.6
Foreign corporate debt securities	168.0	58.7	104.7	36.5	13.9	4.8	286.6
	$5,458.3	92.8%	$352.5	6.0%	$68.8	1.2%	$5,879.6

Debt securities in an unrealized loss position at December 31, 2023, included bank loans totaling $24.6 million, of which $24.2 million were non-investment grade; high yield corporate debt securities totaling $41.1 million, all of which were non-investment grade; and emerging market debt securities totaling $34.0 million, of which $3.2 million were non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. Equity Securities:

Investments in equity securities, by accounting classification, are summarized as follows:

	December 31,
(in millions)	2023	2022
Marketable equity securities	$436.9	$279.5
Non-marketable equity securities	224.1	395.8
Equity method investments	74.6	78.9
	$735.6	$754.2

Investments in marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized losses	Estimated fair value
December 31, 2023
Common stocks	$429.4	$(4.9)	$424.5
Preferred stocks	15.7	(3.3)	12.4
	$445.1	$(8.2)	$436.9
December 31, 2022
Common stocks	$323.7	$(55.6)	$268.1
Preferred stocks	15.3	(3.9)	11.4
	$339.0	$(59.5)	$279.5

Net gains of $54.9 million and net losses of $262.5 million resulting from changes in the fair values of marketable equity securities were recognized for the years ended December 31, 2023 and 2022, respectively, which included net unrealized gains of $51.2 million and net unrealized losses of $237.2 million on securities still held at December 31, 2023 and 2022, respectively. Included in net losses/gains during the years ended December 31, 2023 and 2022 were unrealized gains of $12.7 million and unrealized losses of $190.9 million, respectively, related to the Company's investment in Offerpad Solutions Inc. ("Offerpad"), a tech-enabled real estate company.

During the year ended December 31, 2023, the Company paid $25.0 million to purchase additional shares of Offerpad common stock. The cost and fair values of the Company’s investment in Offerpad at December 31, 2023 totaled $110.0 million and $52.5 million, respectively, and, at December 31, 2022, totaled $85.0 million and $14.8 million, respectively.

A summary of the changes in the carrying amount of non-marketable equity securities for the years ended December 31, 2023 and 2022, is as follows:

	Year ended December 31,
(in millions)	2023	2022
Carrying amount, beginning of period	$395.8	$441.3
Net (sales) additions	(4.0)	91.8
Gross unrealized gains	1.5	16.1
Gross unrealized losses and impairments	(169.2)	(153.4)
Carrying amount, end of period	$224.1	$395.8

Cumulative unrealized losses and impairment charges and cumulative unrealized gains related to the Company's non-marketable equity securities totaled $322.4 million and $243.3 million, respectively, at December 31, 2023, and $153.2 million and $241.8 million, respectively, at December 31, 2022.

Also, during the year ended December 31, 2022, the Company realized a gain of $51.1 million and cash proceeds of $63.0 million related to the sale of an investment in a title insurance business.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. Allowance for Credit Losses – Accounts Receivable:

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Year Ended December 31,
(in millions)	2023	2022
Balance at beginning of period	$21.3	$14.0
Provision for expected credit losses	8.1	11.4
Write-offs/recoveries	(7.6)	(4.1)
Balance at end of period	$21.8	$21.3

NOTE 6. Property and Equipment:

Property and equipment is summarized as follows:

	December 31,
(in millions)	2023	2022
Land	$26.6	$26.6
Buildings	193.4	189.1
Leasehold improvements	71.3	72.3
Furniture and equipment	184.8	230.0
Capitalized software	1,268.8	1,059.1
	1,744.9	1,577.1
Accumulated depreciation and amortization	(995.3)	(940.2)
	$749.6	$636.9

NOTE 7. Leases:

Lease assets and liabilities are summarized as follows:

	December 31,
(in millions)	2023	2022	Classification
Assets
Operating lease assets	$229.3	$248.0	Operating lease assets
Finance lease assets	3.2	3.4	Other assets
Total lease assets	$232.5	$251.4

Liabilities
Operating lease liabilities	$246.6	$269.3	Operating lease liabilities
Finance lease liabilities	3.1	3.3	Notes and contracts payable
Total lease liabilities	$249.7	$272.6

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of lease expense are summarized as follows:

	Year ended December 31,
(in millions)	2023	2022	2021	Classification
Operating lease cost	$89.0	$93.1	$86.4	Other operating expenses
Finance lease cost:
Amortization of lease assets	1.7	1.7	1.6	Depreciation and amortization
Interest of lease liabilities	0.1	0.1	0.1	Interest
Variable lease cost	31.8	34.2	30.6	Other operating expenses
Short-term lease cost	2.1	2.6	1.6	Other operating expenses
Sublease income	(2.7)	(1.2)	(2.9)	Information and other
Net lease cost	$122.0	$130.5	$117.4

Future minimum lease payments under operating and finance leases with noncancelable lease terms, as of December 31, 2023, are summarized as follows:

(in millions)	Operating Leases	Finance Leases	Total
2024	$83.9	$1.6	$85.5
2025	68.0	1.0	69.0
2026	50.4	0.5	50.9
2027	32.3	0.1	32.4
2028	16.8	—	16.8
Thereafter	17.3	—	17.3
Total lease payments	268.7	3.2	271.9
Interest	(22.1)	(0.1)	(22.2)
Present value of lease liabilities	$246.6	$3.1	$249.7

Information related to lease terms and discount rates is summarized as follows:

	December 31,
	2023	2022
Weighted-average remaining lease terms (years):
Operating leases	4.0	4.1
Finance leases	2.6	2.4
Weighted-average discount rates:
Operating leases	4.06%	3.34%
Finance leases	3.01%	3.23%

Cash flow information related to lease liabilities is summarized as follows:

	Year ended December 31,
(in millions)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$91.5	$95.9	$90.3
Operating cash flows from finance leases	$0.1	$0.1	$0.1
Financing cash flows from finance leases	$1.8	$1.9	$1.6
Operating lease assets obtained in exchange for new operating lease liabilities	$58.9	$66.2	$59.2
Finance lease assets obtained in exchange for new finance lease liabilities	$1.5	$2.8	$—

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8. Goodwill:

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the years ended December 31, 2023 and 2022, is as follows:

(in millions)	Title Insurance and Services	Home Warranty	Total
Balance as of December 31, 2021	$1,575.0	$12.6	$1,587.6
Acquisitions	217.3	—	217.3
Transfers	(28.3)	28.3	—
Foreign currency translation	(6.7)	—	(6.7)
Balance as of December 31, 2022	$1,757.3	$40.9	$1,798.2
Acquisitions	7.5	—	7.5
Dispositions	(0.9)	—	(0.9)
Foreign currency translation	2.7	—	2.7
Balance as of December 31, 2023	$1,766.6	$40.9	$1,807.5

NOTE 9. Other Intangible Assets:

Other intangible assets are summarized as follows:

	December 31,
(in millions)	2023	2022
Finite-lived intangible assets:
Customer relationships	$191.4	$191.0
Noncompete agreements	28.2	33.8
Trademarks	70.6	70.6
Internal-use software licenses	16.5	24.0
Patents	2.8	2.8
	309.5	322.2
Accumulated amortization	(172.6)	(145.3)
	136.9	176.9
Indefinite-lived intangible assets:
Licenses	16.9	16.9
	$153.8	$193.8

Amortization expense for finite-lived intangible assets was $51.5 million, $53.2 million and $50.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in millions)
2024	$38.2
2025	$27.3
2026	$26.1
2027	$11.6
2028	$7.2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10. Deposits:

Deposit accounts are summarized as follows:

	December 31,
(dollars in millions)	2023	2022
Escrow deposits:
Interest bearing	$2,063.0	$2,542.1
Non-interest bearing	4,531.3	2,077.3
	6,594.3	4,619.4
Mortgage subservicing deposits:
Interest bearing	485.7	712.9
Other deposits	228.0	187.4
	$7,308.0	$5,519.7
Weighted-average interest rate:
Interest bearing deposit accounts	1.52%	0.50%

NOTE 11. Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31,
(in millions)	2023	2022	2021
Balance at beginning of year	$1,325.3	$1,283.8	$1,178.0
Provision related to:
Current year	354.6	468.3	569.3
Prior years	(18.3)	18.0	19.4
	336.3	486.3	588.7
Payments, net of recoveries, related to:
Current year	199.6	225.8	292.5
Prior years	182.2	208.5	189.8
	381.8	434.3	482.3
Other	2.6	(10.5)	(0.6)
Balance at end of year	$1,282.4	$1,325.3	$1,283.8

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 3.25% for the year ended December 31, 2023 and 4.0% for the years ended December 31, 2022 and 2021.

The 3.25% loss provision rate in the current year reflects an ultimate loss rate of 3.75% for the current policy year and a reserve release of 0.5%, or $21.6 million and for prior policy years, all based on current year title insurance premiums and escrow fees for the year ended December 31, 2023.

The 2022 and 2021 loss provision rates of 4.0% reflected the ultimate loss rates for policy years 2022 and 2021 and no change in loss reserve estimates for prior policy years.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s loss reserves is as follows:

	December 31,
(dollars in millions)	2023		2022
Known title claims	$55.5	4.3%	$62.1	4.7%
IBNR title claims	1,186.5	92.5%	1,207.2	91.1%
Total title claims	1,242.0	96.8%	1,269.3	95.8%
Non-title claims	40.4	3.2%	56.0	4.2%
Total loss reserves	$1,282.4	100.0%	$1,325.3	100.0%

Short-Duration Insurance Contracts

Home Warranty

The following reflects information as of December 31, 2023 about incurred and paid claims development as well as cumulative claims frequency by claims event, and the total of incurred but not reported claims plus expected development on reported claims included with the net incurred claims amounts.

The information below about incurred and paid claims development for the years ended December 31, 2014 to 2022, is presented as supplementary information.

	Incurred claims and allocated claim adjustment expenses										December 31, 2023
Accident	Years ended December 31,										Cumulative number of reported
Year	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023	claims
	(in millions)
2014	123.8	123.8	123.8	123.8	123.8	123.8	123.8	123.8	123.8	$123.8	0.8
2015		143.7	143.7	143.7	143.7	143.7	143.7	143.7	143.7	143.7	0.9
2016			172.7	172.7	172.7	172.7	172.7	172.7	172.7	172.7	1.0
2017				167.2	167.2	167.2	167.2	167.2	167.2	167.2	1.0
2018					179.8	179.8	179.8	179.8	179.8	179.8	1.1
2019						174.1	174.1	174.1	174.1	174.1	1.1
2020							197.4	197.4	197.4	197.4	1.2
2021								218.2	218.2	218.2	1.2
2022									211.8	211.8	1.1
2023										193.2	1.0
									Total	$1,781.9

*Amounts unaudited.

	Cumulative paid claims and allocated claim adjustment expenses
Accident	Years ended December 31,
Year	2014*	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023
	(in millions)
2014	111.2	123.8	123.8	123.8	123.8	123.8	123.8	123.8	123.8	$123.8
2015		129.5	143.7	143.7	143.7	143.7	143.7	143.7	143.7	143.7
2016			155.4	172.7	172.7	172.7	172.7	172.7	172.7	172.7
2017				151.1	167.2	167.2	167.2	167.2	167.2	167.2
2018					163.0	179.8	179.8	179.8	179.8	179.8
2019						159.2	174.1	174.1	174.1	174.1
2020							177.8	197.4	197.4	197.4
2021								198.7	218.2	218.2
2022									192.3	211.8
2023										177.5
									Total	$1,766.2
		All outstanding liabilities before 2014								—
		Liabilities for claims and claims adjustment expenses								$15.7

*Amounts unaudited.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense at December 31, 2023, is as follows:

December 31, 2023
(in millions)
Liability for unpaid claims and claim adjustment expenses — short-duration:
Home warranty	$15.7
Property and casualty insurance	24.7
40.4
Insurance lines other than short-duration:
Title insurance	1,242.0
Total liability for unpaid claims and claims adjustment expenses	$1,282.4

Supplementary information about average historical claims duration for the Company’s home warranty business as of December 31, 2023, is as follows:

Average annual percentage payout of incurred claims by age (unaudited)
Years	1	2
Annual payout	90.5%	9.5%

NOTE 12. Notes and Contracts Payable:

	December 31,
	2023	2022
	(dollars in millions)
2.40% senior unsecured notes due August 15, 2031, effective interest rate of 2.44%	$650.0	$650.0
4.00% senior unsecured notes due May 15, 2030, effective interest rate of 4.05%	450.0	450.0
4.60% senior unsecured notes due November 15, 2024, effective interest rate of 4.60%	300.0	300.0
4.30% senior unsecured notes due February 1, 2023, effective interest rate of 4.35%	—	250.0
Trust deed note due November 1, 2023, interest rate of 5.26%	—	4.0
Other notes and contracts payable with maturities through 2028, weighted -average interest rates of 3.41% and 3.30% at December 31, 2023 and 2022, respectively	4.2	3.8
	1,404.2	1,657.8
Unamortized discounts and debt issuance costs	(10.3)	(12.0)
	$1,393.9	$1,645.8

In May 2023, the Company entered into a senior unsecured credit agreement with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, and the lenders party thereto that provides for a $900.0 million revolving credit facility. The credit agreement includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $450.0 million. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds from borrowings made from time to time under the credit agreement may be used for general corporate purposes. Unless terminated earlier, the credit agreement will terminate on May 17, 2028. Upon entry into the credit agreement, the previous $700.0 million senior unsecured credit agreement was terminated. At December 31, 2023, the Company had no outstanding borrowings under the facility.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2023, the Company was in compliance with the financial covenants under the credit agreement.

The aggregate annual maturities for notes and contracts payable for the next five years and thereafter are summarized as follows:

Year	Annual maturities
(in millions)
2024	$301.7
2025	1.3
2026	0.8
2027	0.3
2028	0.1
Thereafter	1,100.0
$1,404.2

On February 1, 2023, the Company repaid its $250 million 4.30% senior unsecured notes, upon maturity, through available cash. Also, on November 1, 2023, the fully amortizing trust deed note, which is secured by the Company's office campus in Santa Ana, California, matured.

NOTE 13. Net Investment Income:

The components of net investment income are summarized as follows:

	Year ended December 31,
	2023	2022	2021
	(in millions)
Interest on:
Debt securities	$231.7	$206.1	$133.0
Deposits and other investments	303.3	135.1	47.4
Dividends on equity securities	10.5	9.0	10.9
Deferred compensation plan assets	21.9	(25.3)	18.7
Equity in earnings of affiliates, net	5.4	11.0	6.9
Other	0.2	7.2	0.8
Total investment income	573.0	343.1	217.7
Investment expenses	(3.0)	(3.0)	(2.9)
Net investment income	$570.0	$340.1	$214.8

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. Income Taxes:

For the years ended December 31, 2023, 2022 and 2021, domestic and foreign pretax income, before noncontrolling interests, were $193.4 million and $81.0 million, $268.0 million and $57.7 million, and $1.5 billion and $93.1 million, respectively.

Income taxes are summarized as follows:

	Year ended December 31,
	2023	2022	2021
	(in millions)
Current:
Federal	$55.4	$132.3	$244.3
State	2.8	18.5	36.8
Foreign	11.6	18.3	19.6
	69.8	169.1	300.7
Deferred:
Federal	(8.6)	(80.3)	64.8
State	(10.9)	(25.2)	24.0
Foreign	8.6	(3.2)	2.7
	(10.9)	(108.7)	91.5
	$58.9	$60.4	$392.2

The Company’s actual income tax expense differs from the expense computed by applying the federal income tax rate of 21% for the years ended December 31, 2023, 2022 and 2021. A reconciliation of these differences is as follows:

	Year ended December 31,
	2023		2022		2021
	(dollars in millions)
Taxes calculated at federal rate	$57.6	21.0%	$68.4	21.0%	$344.7	21.0%
State taxes, net of federal benefit	(6.4)	(2.3)	(5.3)	(1.5)	48.0	2.9
Change in liability for tax positions	10.7	3.9	(0.8)	(0.3)	—	—
Foreign income taxed at different rates	9.5	3.5	2.1	0.6	1.8	0.1
Unremitted foreign earnings	1.2	0.4	—	—	1.0	0.1
Federal tax credits	(17.3)	(6.3)	—	—	—	—
Valuation allowance	7.7	2.8	—	—	—	—
Other items, net	(4.1)	(1.5)	(4.0)	(1.1)	(3.3)	(0.2)
	$58.9	21.5%	$60.4	18.7%	$392.2	23.9%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 21.5%, 18.7%, and 23.9% for the years ended December 31, 2023, 2022, and 2021, respectively. The effective income tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense. In addition, the 2023 rate reflects tax credits claimed in current and prior years and a valuation allowance recorded against losses on certain equity investments. The effective income tax rate for 2022 also reflects the impact on pretax earnings from losses and impairments on certain equity investments and benefits from the resolution of state tax matters from prior years. The effective tax rate for 2021 also reflects benefits related to foreign tax law changes.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax liability are as follows:

	December 31,
	2023	2022
	(in millions)
Deferred tax assets:
Deferred revenue	$8.6	$8.3
Employee benefits	101.1	99.8
Bad debt reserves	8.7	11.8
Pension	13.3	12.6
Net operating loss carryforward	21.8	28.6
Foreign tax credit	3.8	4.7
Operating lease liabilities	52.3	58.6
Investments in affiliates	13.9	—
Securities	189.7	264.1
Other	12.2	11.2
	425.4	499.7
Valuation allowance	(13.7)	(7.4)
	411.7	492.3
Deferred tax liabilities:
Depreciable and amortizable assets	275.8	282.2
Claims and related salvage	88.5	81.6
Investments in affiliates	—	25.8
Operating lease assets	47.7	52.8
Unremitted foreign earnings	13.2	11.7
	425.2	454.1
Net deferred tax (liability) asset	$(13.5)	$38.2

The Inflation Reduction Act, which was signed into law in 2022, included various tax provisions that were effective for tax years beginning on or after January 1, 2023, including a 15% minimum income tax on certain large corporations and a 1% excise tax on corporate stock repurchases. These tax law changes did not have a material impact on the Company’s consolidated financial statements as of December 31, 2023.

The vesting of RSUs represents a tax benefit that has been reflected as a reduction to income taxes payable and income tax expense for the years ended December 31, 2023, 2022 and 2021. The benefits recorded were $0.7 million, $2.4 million and $1.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

At December 31, 2023, the Company had available a $2.8 million foreign tax credit carryover, net of a valuation allowance, and expects to utilize this credit within the carryover period.

At December 31, 2023, the Company had available net operating loss carryforwards for income tax purposes totaling $180.5 million, consisting of federal, state and foreign losses of $69.5 million, $100.6 million and $10.4 million, respectively. Of the aggregate net operating losses, $95.5 million has an indefinite expiration and $85.0 million will begin to expire in various years starting in 2028.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary. The factors used by the Company in assessing the likelihood of realization of its deferred tax assets include forecasts of future taxable income and available tax planning strategies that could be implemented. The Company’s ability to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets At December 31, 2023 and 2022, the Company carried a valuation allowance of $13.7 million and $7.4 million, respectively. The balance for 2023 includes $9.6 million related to capital losses, $3.0 million related to net operating losses, and $1.1 million related to other deferred tax assets. The balance for 2022 includes $5.7 million related to net operating losses and $1.7 million related to other deferred tax assets. The increase in the overall valuation allowance during 2023 was primarily due to the Company’s assessment of its ability to realize tax benefits related to capital losses on certain equity investments. Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

As of December 31, 2023, 2022 and 2021, the liability for income taxes associated with uncertain tax positions was $12.4 million, $3.2 million and $7.9 million, respectively. The net increase in the liability during 2023 from 2022 was primarily attributable to positions taken on the Company’s tax returns for current and prior years and the settlement of a foreign tax matter for prior years. The net decrease in the liability in 2022 from 2021 was primarily attributable to the resolution of state tax matters from prior years. The liabilities could be reduced by $0.8 million, $2.2 million and $2.9 million as of December 31, 2023, 2022 and 2021, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments, and state income taxes. The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year ended December 31,
	2023	2022	2021
	(in millions)
Unrecognized tax benefits—beginning balance	$3.2	$7.9	$7.2
Gross increases (decreases)—prior period tax positions	8.4	(0.2)	—
Gross increases—current period tax positions	5.2	0.8	0.7
Settlements with taxing authorities	(4.4)	(5.3)	—
Unrecognized tax benefits—ending balance	$12.4	$3.2	$7.9

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties, net of tax benefits, related to uncertain tax positions totaled $0.8 million as of December 31, 2023 and, as of December 31, 2022 and 2021, were not material.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. As of December 31, 2023, the Company is generally no longer subject to income tax examinations for U.S. federal, state and non-U.S. jurisdictions for years prior to 2020, 2019 and 2014, respectively.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15. Earnings Per Share:

The computation of basic and diluted earnings per share is as follows:

	Year ended December 31,
	2023	2022	2021
	(in millions, except per share data)
Numerator
Net income attributable to the Company	$216.8	$263.0	$1,241.1
Denominator
Basic weighted-average shares	104.3	107.0	111.0
Effect of dilutive RSUs (1)	0.3	0.3	0.4
Diluted weighted-average shares	104.6	107.3	111.4
Net income per share attributable to the Company’s stockholders
Basic	$2.08	$2.46	$11.18
Diluted	$2.07	$2.45	$11.14

(1)
Includes 32 thousand dilutive PRSUs for the year ended December 31, 2023.

For the years ended December 31, 2023 and 2022, 8 thousand and 19 thousand RSUs, respectively, and for the year ended December 31, 2023, 13 thousand PRSUs were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect. For the year ended December 31, 2021, RSUs excluded from diluted weighted-average common shares outstanding due to their antidilutive effect were not material.

NOTE 16. Employee Benefit Plans:

The First American Financial Corporation 401(k) Savings Plan (the “Savings Plan”) allows for employee-elective contributions up to the maximum amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability as well as on the contributions of participants. The Savings Plan held 1.4 million shares and 1.6 million shares of the Company’s common stock, representing 1.4% and 1.5% of the Company’s total common shares outstanding at December 31, 2023 and 2022, respectively. Effective July 1, 2015, additional investments in common stock of the Company are no longer allowed.

The Company maintains a deferred compensation plan for certain employees that allows participants to defer up to 100% of their salary, commissions and certain bonuses. Participants can allocate their deferrals among a variety of investment crediting options (known as “deemed investments”). The term deemed investments means that the participant has no ownership interest in the funds they select; the funds are only used to measure the gains or losses that will be attributed to each participant’s deferral account over time. Participants can elect to have their deferral balance paid out while they are still employed or after their employment ends. The deferred compensation plan is exempt from most provisions of the Employee Retirement Income Security Act because it is only available to a select group of management and highly compensated employees and is not a qualified employee benefit plan. To preserve the tax-deferred savings advantages of a nonqualified deferred compensation plan, federal law requires that it be unfunded or informally funded. Participant deferrals, and any earnings on those deferrals, are general unsecured obligations of the Company. The Company informally funds the deferred compensation plan through a tax-advantaged investment known as variable universal life insurance. Deferred compensation plan assets are held as an asset of the Company within a special trust, known as a “Rabbi Trust.” At December 31, 2023 and 2022, the value of the assets held in the Rabbi Trust of $130.9 million and $109.7 million, respectively, and the unfunded liabilities of $151.6 million and $136.3 million, respectively, were included in the consolidated balance sheets in other assets and pension costs and other retirement plans, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2023, the Company identified additional unfunded deferred compensation agreements with certain former employees who have been receiving benefit payments from the Company for which it has understated its obligation to make future benefit payments. As a result, the Company recorded a liability at December 31, 2023 of $7.5 million and revised the consolidated balance sheet at December 31, 2022 to record a liability $9.5 million. See revisions and out-of-period adjustments in Note 1 Basis of Presentation and Significant Accounting Policies for further information on this correction.

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

Certain of the Company’s subsidiaries have separate savings and employee benefit plans. Expenses related to these plans and the Company’s deferred compensation plans are included below under “other plans, net.”

The principal components of employee benefit costs are summarized as follows:

	Year ended December 31,
	2023	2022	2021
	(in millions)
Expense:
Savings plan	$34.5	$37.3	$73.7
Unfunded supplemental benefit plans	12.3	12.2	10.6
Other plans, net (1)	26.8	(14.7)	24.4
	$73.6	$34.8	$108.7

(1)
For the year ended December 31, 2022, participant investments included in the deferred compensation plan realized losses in excess of expenses recorded by the Company.

The following table summarizes the benefit obligations and funded status associated with the Company’s unfunded supplemental benefit plans:

	December 31,
	2023	2022
	(in millions)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$196.4	$262.1
Service costs	0.1	0.2
Interest costs	10.2	6.0
Actuarial loss (gain)	4.8	(57.4)
Benefits paid	(15.5)	(14.5)
Projected benefit obligation at end of year	196.0	196.4
Change in plan assets:
Contributions	15.5	14.5
Benefits paid	(15.5)	(14.5)
Fair value of plan assets at end of year	—	—
Reconciliation of funded status:
Unfunded status of the plans	$196.0	$196.4
Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$196.0	$196.4
Amounts recognized in accumulated other comprehensive income/loss:
Unrecognized net actuarial loss	$50.9	$48.1
	$50.9	$48.1
Accumulated benefit obligation at end of year	$196.0	$196.4

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic benefit costs related to the Company’s unfunded supplemental benefit pension plans are summarized as follows:

	Year ended December 31,
	2023	2022	2021
	(in millions)
Expense:
Service costs	$0.1	$0.2	$0.2
Interest costs	10.2	6.0	4.9
Amortization of net actuarial loss	2.0	5.8	6.8
Amortization of prior service cost (credit)	—	0.2	(1.3)
	$12.3	$12.2	$10.6

Net actuarial loss for the unfunded supplemental benefit plans expected to be amortized from accumulated other comprehensive income/loss into net periodic benefit cost during 2024 is $2.3 million.

The weighted-average discount rate assumptions used to determine net periodic benefit costs for the Executive and Management Supplemental Benefit Plans for the years ended December 31, 2023, 2022 and 2021, are as follows:

	Year ended December 31,
	2023	2022	2021
Discount rates:
Projected benefit obligation	5.56%	2.89%	2.49%
Service cost	5.75%	3.29%	3.14%
Interest cost	5.45%	2.37%	1.83%

The weighted-average discount rate assumptions used to determine the projected benefit obligations for the Executive and Management Supplemental Benefit Plans at December 31, 2023 and 2022, are as follows:

	December 31,
	2023	2022
Discount rate	5.21%	5.56%

The discount rate assumptions used reflect the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The Company expects to make cash contributions of $16.2 million to its unfunded supplemental benefit plans during 2024.

Benefit payments, which reflect expected future service, as appropriate, are expected to be made as follows:

Year	(in millions)
2024	$16.2
2025	$17.0
2026	$16.7
2027	$16.5
2028	$16.2
Five years thereafter	$74.8

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of December 31, 2023 and 2022:

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2023
Debt securities:
U.S. Treasury bonds	$199.3	$—	$199.3	$—
Municipal bonds	1,245.8	—	1,245.8	—
Foreign government bonds	219.3	—	219.3	—
Governmental agency bonds	195.4	—	195.4	—
Governmental agency mortgage-backed securities	3,875.7	—	3,875.7	—
U.S. corporate debt securities	958.4	—	958.4	—
Foreign corporate debt securities	463.6	—	463.6	—
	7,157.5	—	7,157.5	—
Equity securities:
Common stocks	424.5	424.5	—	—
Preferred stocks	12.4	12.4	—	—
	436.9	436.9	—	—
Mortgage loans held for sale	13.1	—	11.8	1.3
Total	$7,607.5	$436.9	$7,169.3	$1.3

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2022
Debt securities:
U.S. Treasury bonds	$302.8	$—	$302.8	$—
Municipal bonds	1,478.7	—	1,478.7	—
Foreign government bonds	193.7	—	193.7	—
Governmental agency bonds	228.6	—	228.6	—
Governmental agency mortgage-backed securities	4,602.4	—	4,602.4	—
U.S. corporate debt securities	921.4	—	921.4	—
Foreign corporate debt securities	442.0	—	442.0	—
	8,169.6	—	8,169.6	—
Equity securities:
Common stocks	268.1	268.1	—	—
Preferred stocks	11.4	11.4	—	—
	279.5	279.5	—	—
Mortgage loans held for sale	15.9	—	13.9	2.0
Total	$8,465.0	$279.5	$8,183.5	$2.0

There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2023 and 2022. Transfers into or out of the Level 3 category occur when unobservable inputs become either more, or less, significant to the fair value measurement. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

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

Secured financings receivable

The carrying amount of secured financings receivable includes receivables from various mortgage originators, which approximate fair value due to the short-term nature of these assets and also includes two variable-rate notes receivable from a mortgage investor, which approximate fair value due to their variable interest rates and near term maturities ranging from 3 to 14 months.

Secured financings payable

The carrying amount of secured financings payable approximates fair value due to the short-term nature of these liabilities.

Notes and contracts payable

The fair value of notes and contracts payable is estimated based on current rates offered for debt of similar remaining maturities.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2023 and 2022:

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2023
Assets:
Cash and cash equivalents	$3,605.3	$3,605.3	$3,605.3	$—	$—
Deposits with banks	$55.8	$55.6	$4.0	$51.6	$—
Notes receivable, net	$22.4	$23.2	$—	$—	$23.2
Secured financings receivable	$636.5	$636.5	$—	$636.5	$—
Liabilities:
Secured financings payable	$553.3	$553.3	$—	$553.3	$—
Notes and contracts payable	$1,393.9	$1,219.6	$—	$1,215.4	$4.2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2022
Assets:
Cash and cash equivalents	$1,223.5	$1,223.5	$1,223.5	$—	$—
Deposits with banks	$63.4	$62.7	$8.5	$54.2	$—
Notes receivable, net	$10.7	$10.6	$—	$—	$10.6
Secured financings receivable	$422.7	$422.7	$—	$422.7	$—
Liabilities:
Secured financings payable	$366.3	$366.3	$—	$366.3	$—
Notes and contracts payable	$1,645.8	$1,404.4	$—	$1,400.6	$3.8

Assets measured at fair value on a non-recurring basis

	Estimated fair value (3)
(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2023
Non-marketable equity securities (1)	$95.1	$—	$56.5	$38.6
December 31, 2022
Non-marketable equity securities (2)	$117.3	$—	$107.3	$10.0

(1)
Excludes $129.0 million of non-marketable equity securities for which no observable price changes or impairment charges occurred during the year ended December 31, 2023.
(2)
Excludes $278.5 million of non-marketable equity securities for which no observable price changes or impairment charges occurred during the year ended December 31, 2022.
(3)
Estimated fair values were determined during the year as of the dates that either an observable transaction occurred or an impairment assessment was made.

Non-marketable equity securities that have been remeasured during the period based on observable price changes are classified within Level 2 in the fair value hierarchy because the fair value is determined based only on significant inputs that are observable, such as observable transactions at the transaction date.

The following table presents the valuation techniques and significant unobservable inputs used in measuring the fair value of non-marketable equity securities classified within Level 3 of the fair value hierarchy as of December 31, 2023:

(in millions)	Fair Value	Approach	Input	Range	Weighted Average (1)
Non-marketable equity securities	$38.6	Market	Revenue Multiple	10.2-12.5	11.7

(1)
Weighted average is calculated based on the fair values of the non-marketable equity securities.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18. Share-Based Compensation Plans:

The First American Financial Corporation 2020 Incentive Compensation Plan (the “Incentive Compensation Plan”), permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, PRSUs, performance shares and other stock-based awards. Eligible participants, which include the Company’s directors and officers, as well as other employees, may elect to defer the distribution of their RSUs to a future date beyond the scheduled vesting date. In March 2023, the Company’s board of directors approved an amendment and restatement of the Incentive Compensation Plan, which increases the maximum number of shares of Company common stock available for grant from 4.3 million to 6.5 million. At December 31, 2023, 3.0 million shares of common stock remain available to be issued by the Company, subject to certain annual limits based on the type of award granted. The Company settles its equity awards with authorized but unissued shares of its common stock. The Incentive Compensation Plan terminates 10 years from its effective date unless canceled earlier by the Company’s board of directors.

The First American Financial Corporation 2010 Employee Stock Purchase Plan (the “ESPP”), as amended and restated, allows eligible employees the option to purchase common stock of the Company at 85% of the lower of the closing price on either the first or last day of each quarterly offering period. There were 0.5 million, 0.6 million, and 0.5 million shares issued in connection with this plan for the years ended December 31, 2023, 2022 and 2021, respectively. The plan terminates on July 1, 2032. At December 31, 2023, there were 8.5 million shares reserved for future issuances.

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Year ended December 31,
	2023	2022	2021
	(in millions)
Expense:
RSUs	$38.4	$57.9	$47.7
PRSUs	4.5	2.8	—
Employee stock purchase plan	6.2	6.6	5.9
	$49.1	$67.3	$53.6

The following table summarizes RSU and PRSU activity for the year ended December 31, 2023:

(in millions, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2022	0.9	$63.01
Granted during 2023	0.8	63.73
Vested during 2023	(0.7)	62.30
Unvested at December 31, 2023	1.0	$64.19

As of December 31, 2023, there was $33.2 million of total unrecognized compensation cost related to unvested RSUs and PRSUs that is expected to be recognized over a weighted-average period of 1.9 years. The weighted-average grant-date fair values of RSUs and PRSUs for the years ended December 31, 2023 and 2022 was $63.73 and $67.65, respectively, and for the year ended December 31, 2021, the weighted-average grant-date fair value of RSUs was $56.65. The total fair values of shares distributed for the years ended December 31, 2023, 2022 and 2021 were $62.7 million, $57.2 million and $49.1 million, respectively. At December 31, 2023, 0.9 million shares were vested but not distributed.

NOTE 19. Stockholders’ Equity:

The Company maintains a stock repurchase plan with authorization up to $400.0 million, of which $213.8 million remained as of December 31, 2023. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2023, the Company repurchased and retired 1.3 million shares of its common stock for a total purchase price of $72.7 million and, as of December 31, 2023, had cumulatively repurchased and retired 3.5 million shares of its common stock for a total purchase price of $186.2 million.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20. Accumulated Other Comprehensive Income (Loss) (“AOCI”):

The following table presents a summary of the changes in each component of AOCI for the years ended December 31, 2023, 2022 and 2021:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2020	$171.8	$(38.0)	$(94.2)	$39.6
Change in unrealized gains (losses) on debt securities	(188.6)	—	—	(188.6)
Change in unrealized gains (losses) on debt securities for which credit-related portion was recognized in earnings	(0.4)	—	—	(0.4)
Change in foreign currency translation adjustment	—	(1.9)	—	(1.9)
Net actuarial gain	—	—	11.4	11.4
Amortization of net actuarial loss	—	—	6.8	6.8
Amortization of prior service credit	—	—	(1.3)	(1.3)
Tax effect	46.5	—	(4.5)	42.0
Balance at December 31, 2021	29.3	(39.9)	(81.8)	(92.4)
Change in unrealized gains (losses) on debt securities	(1,044.9)	—	—	(1,044.9)
Change in foreign currency translation adjustment	—	(43.3)	—	(43.3)
Net actuarial gain	—	—	57.4	57.4
Amortization of net actuarial loss	—	—	5.8	5.8
Amortization of prior service cost	—	—	0.2	0.2
Tax effect	264.0	1.1	(16.8)	248.3
Balance at December 31, 2022	(751.6)	(82.1)	(35.2)	(868.9)
Change in unrealized gains (losses) on debt securities	262.3	—	—	262.3
Change in foreign currency translation adjustment	—	17.7	—	17.7
Net actuarial loss	—	—	(4.8)	(4.8)
Amortization of net actuarial loss	—	—	2.0	2.0
Tax effect	(64.3)	(0.5)	0.7	(64.1)
Balance at December 31, 2023	$(553.6)	$(64.9)	$(37.3)	$(655.8)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2023, 2022 and 2021:

	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
	(in millions)
Year ended December 31, 2023
Pretax change before reclassifications	$181.4	$17.7	$(4.8)	$194.3
Reclassifications out of AOCI	80.9	—	2.0	82.9
Tax effect	(64.3)	(0.5)	0.7	(64.1)
Total other comprehensive income (loss), net of tax	$198.0	$17.2	$(2.1)	$213.1
Year ended December 31, 2022
Pretax change before reclassifications	$(1,181.4)	$(43.3)	$57.4	$(1,167.3)
Reclassifications out of AOCI	136.5	—	6.0	142.5
Tax effect	264.0	1.1	(16.8)	248.3
Total other comprehensive income (loss), net of tax	$(780.9)	$(42.2)	$46.6	$(776.5)
Year ended December 31, 2021
Pretax change before reclassifications	$(168.8)	$(1.9)	$11.4	$(159.3)
Reclassifications out of AOCI	(20.2)	—	5.5	(14.7)
Tax effect	46.5	—	(4.5)	42.0
Total other comprehensive income (loss), net of tax	$(142.5)	$(1.9)	$12.4	$(132.0)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the consolidated statements of income:

	Year ended December 31,
(in millions)	2023	2022	2021	Affected line items
Unrealized gains (losses) on debt securities:
Net realized (losses) gains on sales of debt securities	$(80.9)	$(136.5)	$20.3	Net investment (losses) gains
Credit losses recognized on debt securities	—	—	(0.1)	Net investment (losses) gains
Pretax total	$(80.9)	$(136.5)	$20.2
Tax effect	$19.8	$36.2	$(5.0)
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(2.0)	$(5.8)	$(6.8)	Other operating expenses
Amortization of prior service (cost) credit	—	(0.2)	1.3	Other operating expenses
Pretax total	$(2.0)	$(6.0)	$(5.5)
Tax effect	$0.5	$1.6	$1.5

(1)
Amounts are components of net periodic cost. See Note 16 Employee Benefit Plans for additional details.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21. Litigation and Regulatory Contingencies:

The Company and its subsidiaries are parties to lawsuits and are also involved in ongoing routine legal and regulatory proceedings related to their operations. These lawsuits and proceedings frequently are similar in nature to other lawsuits and proceedings pending against the Company’s competitors. When the Company has determined that a loss is both probable and reasonably estimable, a liability representing the best estimate of the Company’s financial exposure based on known facts has been recorded. Actual losses may materially differ from the amounts recorded.

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

The Company’s title insurance, property and casualty insurance, home warranty, mortgage servicing and subservicing, banking, thrift, trust and wealth management businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies. Currently, governmental agencies are examining or investigating certain of the Company’s operations. The Company settled a matter with the New York Department of Financial Services for an immaterial sum.

The Company does not believe that any pending examinations or investigations will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Some of these exams or investigations could, however, result in changes to the Company’s business practices which could ultimately have a material adverse impact on the Company’s financial condition, results of operations or cash flows.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22. Segment Financial Information:

Selected financial information about the Company’s operations, by segment, for the years ended December 31, 2023, 2022 and 2021, is as follows:

	Revenues	Depreciation and amortization	Income (loss) before income taxes	Assets	Capital expenditures
	(in millions)
2023
Title Insurance and Services	$5,724.8	$183.6	$494.0	$15,768.2	$271.1
Home Warranty	417.2	4.8	54.3	351.9	7.6
Corporate and Eliminations	(138.5)	0.1	(273.9)	682.7	—
	$6,003.5	$188.5	$274.4	$16,802.8	$278.7
2022
Title Insurance and Services	$7,546.9	$162.3	$757.4	$13,911.2	$271.3
Home Warranty	419.0	5.1	44.6	389.7	3.6
Corporate and Eliminations	(360.7)	0.1	(476.3)	654.4	—
	$7,605.2	$167.5	$325.7	$14,955.3	$274.9
2021
Title Insurance and Services	$8,321.0	$152.5	$1,358.7	$15,058.8	$168.5
Home Warranty	421.9	5.8	52.6	436.4	3.6
Corporate and Eliminations	477.9	0.1	230.0	956.1	—
	$9,220.8	$158.4	$1,641.3	$16,451.3	$172.1

	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
	(in millions)
2023
Title Insurance and Services	$1,856.4	$2,449.3	$917.1	$540.2	$(38.2)	$5,724.8
Home Warranty	395.6	—	21.7	5.9	(6.0)	417.2
Corporate and Eliminations	0.1	—	(0.3)	23.9	(162.2)	(138.5)
	$2,252.1	$2,449.3	$938.5	$570.0	$(206.4)	$6,003.5
2022
Title Insurance and Services	$2,662.9	$3,547.6	$1,127.1	$359.1	$(149.8)	$7,546.9
Home Warranty	413.1	—	13.3	5.1	(12.5)	419.0
Corporate and Eliminations	8.8	—	8.1	(24.1)	(353.5)	(360.7)
	$3,084.8	$3,547.6	$1,148.5	$340.1	$(515.8)	$7,605.2
2021
Title Insurance and Services	$3,100.9	$3,757.1	$1,203.1	$188.3	$71.6	$8,321.0
Home Warranty	399.8	—	10.9	4.1	7.1	421.9
Corporate and Eliminations	97.7	—	0.9	22.4	356.9	477.9
	$3,598.4	$3,757.1	$1,214.9	$214.8	$435.6	$9,220.8

The Company’s title insurance and services segment offers title insurance, closing services and similar or related products and services both domestically and internationally. The operations of the Company’s home warranty and corporate segments are entirely domestic.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Domestic and foreign revenues from external customers for the title insurance and services segment are as follows:

	Year Ended December 31,
	2023		2022		2021
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in millions)
Revenues	$5,351.6	$372.2	$7,128.4	$416.2	$7,871.7	$448.1

Domestic and foreign long-lived assets for the title insurance and services segment are as follows:

	December 31,
	2023		2022		2021
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in millions)
Long-lived assets	$977.2	$53.0	$1,000.9	$51.0	$944.9	$51.1

SCHEDULE I

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

December 31, 2023

Column A	Column B	Column C	Column D
Type of investment	Cost	Market value	Amount at which shown in the balance sheet
Deposits with banks:
Consolidated	$55.8	$55.6	$55.8
Debt securities:
U.S. Treasury bonds
Consolidated	$203.3	$199.3	$199.3
Municipal bonds
Consolidated	$1,373.7	$1,245.8	$1,245.8
Foreign government bonds
Consolidated	$228.4	$219.3	$219.3
Governmental agency bonds
Consolidated	$207.7	$195.4	$195.4
Governmental agency mortgage-backed securities
Consolidated	$4,396.2	$3,875.7	$3,875.7
U.S. corporate debt securities
Consolidated	$1,007.0	$958.4	$958.4
Foreign corporate debt securities
Consolidated	$478.9	$463.6	$463.6
Total debt securities:
Consolidated	$7,895.2	$7,157.5	$7,157.5
Equity securities:
Consolidated (1)	$743.8	$735.6	$735.6
Notes receivable, net:
Consolidated	$22.4	$23.2	$22.4
Total investments:
Consolidated	$8,717.2	$7,971.9	$7,971.3

(1)
Included in equity securities are non-marketable equity securities and equity method investments, at carrying amount. Estimates of fair value for these investments could not be made without incurring excessive costs.

SCHEDULE II

1 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED BALANCE SHEETS

(in millions, except par values)

	December 31,
	2023	2022
Assets
Cash and cash equivalents	$179.3	$597.2
Dividends receivable	10.0	—
Due from subsidiaries, net	58.2	10.3
Income taxes receivable	75.7	22.0
Investment in subsidiaries	6,152.6	5,908.3
Equity securities	52.5	14.8
Deferred income taxes	50.1	54.5
Other assets	144.0	116.6
	$6,722.4	$6,723.7
Liabilities and Equity
Accounts payable and other accrued liabilities	$35.3	$35.9
Pension costs and other retirement plans	355.1	342.3
Income taxes payable	15.9	10.0
Deferred income taxes	63.6	16.3
Notes and contracts payable	1,389.7	1,638.0
	1,859.6	2,042.5
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares;
Outstanding—103.1 shares and 103.2 shares	—	—
Additional paid-in capital	1,793.3	1,812.4
Retained earnings	3,710.6	3,714.3
Accumulated other comprehensive loss	(655.8)	(868.9)
Total stockholders’ equity	4,848.1	4,657.8
Noncontrolling interests	14.7	23.4
Total equity	4,862.8	4,681.2
	$6,722.4	$6,723.7

See Notes to Condensed Financial Statements

SCHEDULE II

2 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF INCOME

(in millions)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Dividends from subsidiaries	$411.3	$732.7	$621.6
Other income (loss)	22.5	(22.2)	19.5
Net investment gains (losses)	12.5	(192.4)	120.7
	446.3	518.1	761.8
Expenses:
Other expenses	97.8	55.1	83.7
Income before income taxes and equity in undistributed earnings of subsidiaries	348.5	463.0	678.1
Income taxes	74.8	86.0	162.1
Equity in undistributed (losses) earnings of subsidiaries	(58.2)	(111.7)	733.1
Net income	215.5	265.3	1,249.1
Less: Net (loss) income attributable to noncontrolling interests	(1.3)	2.3	8.0
Net income attributable to the Company	$216.8	$263.0	$1,241.1

See Notes to Condensed Financial Statements

SCHEDULE II

3 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$215.5	$265.3	$1,249.1
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on securities	198.0	(780.9)	(142.1)
Unrealized losses on debt securities for which credit-related portion was recognized in earnings	—	—	(0.4)
Foreign currency translation adjustment	17.2	(42.2)	(1.9)
Pension benefit adjustment	(2.1)	46.6	12.4
Total other comprehensive income (loss), net of tax	213.1	(776.5)	(132.0)
Comprehensive income (loss)	428.6	(511.2)	1,117.1
Less: Comprehensive (loss) income attributable to noncontrolling interests	(1.3)	2.3	8.0
Comprehensive income (loss) attributable to the Company	$429.9	$(513.5)	$1,109.1

See Notes to Condensed Financial Statements

SCHEDULE II

4 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Cash provided by operating activities	$309.0	$778.7	$641.4
Cash flows from investing activities:
Acquisitions/dispositions, net of cash acquired/divested	(2.5)	(296.0)	—
Net payments to subsidiaries	(160.8)	(154.6)	(259.5)
Purchases of equity securities	(25.0)	—	—
Cash used for investing activities	(188.3)	(450.6)	(259.5)
Cash flows from financing activities:
Net proceeds from issuance of unsecured senior notes	—	—	641.9
Repayment of senior unsecured notes	(250.0)	—	—
Net activity related to noncontrolling interests	0.3	—	—
Net proceeds in connection with share-based compensation	0.4	2.5	6.3
Repurchases of Company shares	(72.7)	(440.7)	(99.2)
Payments of cash dividends	(216.6)	(217.5)	(213.0)
Cash (used for) provided by financing activities	(538.6)	(655.7)	336.0
Net (decrease) increase in cash and cash equivalents	(417.9)	(327.6)	717.9
Cash and cash equivalents—Beginning of period	597.2	924.8	206.9
Cash and cash equivalents—End of period	$179.3	$597.2	$924.8

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

NOTE 2. Dividends Received:

The holding company received cash dividends from subsidiaries of $355.6 million, $731.0 million and $624.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

SCHEDULE III

1 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2023
Title Insurance and Services	$—	$1,242.0	$3.9
Home Warranty	20.2	15.7	192.9
Corporate and Eliminations	—	24.7	—
Total	$20.2	$1,282.4	$196.8
2022
Title Insurance and Services	$—	$1,269.3	$6.8
Home Warranty	20.0	19.5	190.1
Corporate and Eliminations	—	36.5	—
Total	$20.0	$1,325.3	$196.9

SCHEDULE III

2 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Premiums and escrow fees	Net investment income (1)	Loss provision	Amortization of deferred policy acquisition costs (credits)	Other operating expenses	Premiums written
2023
Title Insurance and Services	$4,305.7	$502.0	$139.9	$—	$937.7	$—
Home Warranty	395.6	(0.1)	193.1	(0.2)	82.8	398.4
Corporate and Eliminations	0.1	(138.3)	3.3	—	46.5	—
Total	$4,701.4	$363.6	$336.3	$(0.2)	$1,067.0	$398.4
2022
Title Insurance and Services	$6,210.5	$209.3	$248.4	$—	$1,155.4	$—
Home Warranty	413.1	(7.4)	211.8	1.9	75.7	394.9
Corporate and Eliminations	8.8	(377.6)	26.1	2.4	41.2	(1.0)
Total	$6,632.4	$(175.7)	$486.3	$4.3	$1,272.3	$393.9
2021
Title Insurance and Services	$6,858.0	$259.9	$274.4	$—	$1,197.7	$—
Home Warranty	399.8	11.2	218.2	(5.3)	61.5	412.6
Corporate and Eliminations	97.7	379.3	96.1	16.1	63.7	37.3
Total	$7,355.5	$650.4	$588.7	$10.8	$1,322.9	$449.9

(1) Includes net investment income and net investment gains (losses).

SCHEDULE IV

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(dollars in millions)

Segment	Premiums and escrow fees before reinsurance	Ceded to other companies	Assumed from other companies	Premiums and escrow fees	Percentage of amount assumed to premiums and escrow fees
Title Insurance and Services
2023	$4,321.2	$17.6	$2.1	$4,305.7	0.0%
2022	$6,228.2	$18.9	$1.2	$6,210.5	0.0%
2021	$6,880.0	$22.0	$—	$6,858.0	0.0%
Home Warranty
2023	$395.6	$—	$—	$395.6	0.0%
2022	$413.1	$—	$—	$413.1	0.0%
2021	$399.8	$—	$—	$399.8	0.0%
Corporate and Eliminations
2023	$0.1	$—	$—	$0.1	0.0%
2022	$9.4	$0.6	$—	$8.8	0.0%
2021	$103.5	$5.8	$—	$97.7	0.0%

SCHEDULE V

1 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Year Ended December 31, 2023

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$21.3	$8.1	$—	$7.6	(1)	$21.8
Reserve for known and incurred but not reported claims:
Consolidated	$1,325.3	$336.3	$2.6	$381.8	(2)	$1,282.4
Reserve deducted from notes receivable:
Consolidated	$6.8	$—	$—	$6.5		$0.3
Reserve deducted from deferred income taxes:
Consolidated	$7.4	$7.6	$—	$1.3		$13.7

(1)
Amount represents accounts written off, net of recoveries.
(2)
Amount represents claim payments, net of recoveries.

SCHEDULE V

2 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Year Ended December 31, 2022

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$14.0	$11.4	$—	$4.1	(1)	$21.3
Reserve for known and incurred but not reported claims:
Consolidated	$1,283.8	$486.3	$(10.5)	$434.3	(2)	$1,325.3
Reserve deducted from notes receivable:
Consolidated	$0.3	$27.7	$—	$21.2		$6.8
Reserve deducted from deferred income taxes:
Consolidated	$8.1	$—	$—	$0.7		$7.4

(1)
Amount represents accounts written off, net of recoveries.
(2)
Amount represents claim payments, net of recoveries.

SCHEDULE V

3 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Year Ended December 31, 2021

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$14.0	$4.5	$—	$4.5	(1)	$14.0
Reserve for known and incurred but not reported claims:
Consolidated	$1,178.0	$588.7	$(0.6)	$482.3	(2)	$1,283.8
Reserve deducted from notes receivable:
Consolidated	$0.3	$—	$—	$—		$0.3
Reserve deducted from deferred income taxes:
Consolidated	$9.4	$—	$—	$1.3		$8.1

(1)
Amount represents accounts written off, net of recoveries.
(2)
Amount represents claim payments, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of December 31, 2023, the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that assessment under the framework in Internal Control—Integrated Framework (2013), management determined that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements provided in Item 8, above, has issued a report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

(a) On February 20, 2024, the Company entered into amended and restated employment agreements with Kenneth D. DeGiorgio, Mark E. Seaton and Lisa W. Cornehl. Pursuant to the amendments, the term of each of the revised agreements was extended by one year and now expires on December 31, 2026. Each of the revised agreements incorporates the executive’s base salary at the time of the approval of the extension. The description of the amended and restated employment agreements provided herein is qualified in its entirety by reference to the employment agreements, which are attached hereto as Exhibits 10.6 to 10.8.

(b) During the quarter ended December 31, 2023, no director or Section 16 officer informed the Company of the adoption or termination of any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Items 10 through 14 of this report is expected to be set forth in the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2023 for the Company’s upcoming 2024 meeting of stockholders (the “2024 Proxy Statement”). If the 2024 Proxy Statement is not filed within 120 days after the fiscal year ended December 31, 2023, the Company will file an amendment to this Annual Report on Form 10-K to include the information required by Items 10 through 14.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth under the captions “Information Regarding the Nominees for Election,” “Information Regarding the Other Incumbent Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” if any, “Code of Ethics” and “Board and Committee Meetings” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Pay Versus Performance,” “Clawback Policy Actions,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans,” “Who are the largest principal stockholders outside of management?” and “Security Ownership of Management” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth under the captions “Independence of Directors” and “Transactions and Litigation with Management and Others” in the 2024 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-approval of Audit and Permissible Nonaudit Services of Independent Auditor” in the 2024 Proxy Statement and is incorporated herein by reference.

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

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed June 1, 2010.

3.2	Bylaws of First American Financial Corporation, amended and restated effective as of November 7, 2023.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed November 9, 2023.

4.1	Description of the Registrant's Securities.	Incorporated by reference herein to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2022.

4.2	Indenture, dated as of January 24, 2013, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.1 to the Form S-3ASR filed January 24, 2013.

4.3	First Supplemental Indenture, dated as of January 29, 2013, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed January 29, 2013.

4.4	Second Supplemental Indenture, dated as of November 10, 2014, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed November 10, 2014.

4.5	Third Supplemental Indenture, dated as of May 15, 2020, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed May 15, 2020.

4.6	Fourth Supplemental Indenture, dated as of August 3, 2020, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed August 3, 2021.

4.7	Form of 4.60% Senior Notes due 2024.	Incorporated by reference herein to Exhibit A of Exhibit 4.2 to the Current Report on Form 8-K filed November 10, 2014.

4.8	Form of 4.00% Senior Notes due 2030.	Incorporated by reference herein to Exhibit A to Exhibit 4.2 to the Current Report on Form 8-K filed May 15, 2020.

4.9	Form of 2.40% Senior Notes due 2031.	Incorporated by reference herein to Exhibit A to Exhibit 4.2 to the Current Report on Form 8-K filed August 3, 2021.

10.1	Credit Agreement dated as of May 17, 2023, among First American Financial Corporation, the Lenders	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

Exhibit No.	Description	Location
party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

*10.2	First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Incorporated by reference herein to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.2.1	Amendment No. 1, dated January 21, 2015, to First American Financial Corporation Executive Supplemental Benefit Plan.	Incorporated by reference herein to Exhibit 10.5.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*10.3	First American Financial Corporation Deferred Compensation Plan, amended and restated effective as of January 1, 2012.	Incorporated by reference herein to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2011.

*10.3.1	First Amendment, effective July 1, 2015, to the First American Financial Corporation Deferred Compensation Plan.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

*10.3.2	Second Amendment, effective July 1, 2017, to the First American Financial Corporation Deferred Compensation Plan.	Incorporated by reference herein to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

*10.4	First American Financial Corporation 2010 Incentive Compensation Plan, amended and restated effective as of February 4, 2019.	Incorporated by reference herein to Exhibit 10.6 to the 10-K for the fiscal year ended December 31, 2018.

*10.4.1	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 21, 2020.	Incorporated by reference herein to Exhibit 10.6.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

*10.5	First American Financial Corporation 2020 Incentive Compensation Plan, as amended and restated effective May 9, 2023.	Incorporated by reference herein to Appendix B to the Proxy Statement on Schedule 14A filed April 6, 2023.

*10.5.1

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved February 2, 2022.

Incorporated by reference herein to Exhibit 10.6.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

*10.5.2	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 2, 2022.	Incorporated by reference herein to Exhibit 10.6.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

*10.5.3	Form of Performance Restricted Stock Unit Grant (Employee) and Performance Restricted Stock Unit Award Agreement (Employee), approved February 2, 2022.	Incorporated by reference herein to Exhibit 10.6.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

*10.5.4

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 17, 2023.

Incorporated by reference herein to Exhibit 10.5.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

*10.5.5	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 17, 2023.	Incorporated by reference herein to Exhibit 10.5.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

*10.5.6	Form of Performance Restricted Stock Unit Grant (Employee) and Performance Restricted Stock Unit Award Agreement (Employee), approved January 17, 2023.	Incorporated by reference herein to Exhibit 10.5.8 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Exhibit No.	Description	Location

*10.5.7

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 16, 2024.

Attached.

*10.5.8	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 16, 2024.	Attached.

*10.5.9	Form of Performance Restricted Stock Unit Grant (Employee) and Performance Restricted Stock Unit Award Agreement (Employee), approved January 16, 2024.	Attached.

*10.6	Employment Agreement, dated February 20, 2024, between First American Financial Corporation and Kenneth D. DeGiorgio.	Attached.

*10.7	Employment Agreement, dated February 20, 2024, between First American Financial Corporation and Mark E. Seaton.	Attached.

*10.8	Employment Agreement, dated February 20, 2024, between First American Financial Corporation and Lisa W. Cornehl.	Attached.

*10.9	First American Financial Corporation Form of Amended and Restated Change in Control Agreement as of December 31, 2010.	Incorporated by reference herein to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

21	Subsidiaries of the Registrant.	Attached.

23	Consent of Independent Registered Public Accounting Firm.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

97	Policy Governing the Recovery of Certain Incentive Compensation.	Attached.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	N/A.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	N/A.

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

Date: February 20, 2024

By	/S/ MARK E. SEATON
Mark E. Seaton
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: February 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Kenneth D. DeGiorgio Kenneth D. DeGiorgio	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2024

/S/ Mark E. Seaton Mark E. Seaton	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 20, 2024

/S/ Steven A. Adams Steven A. Adams	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2024

/S/ Dennis J. Gilmore Dennis J. Gilmore	Chairman of the Board of Directors	February 20, 2024

/S/ JAMES L. DOTI James L. Doti	Director	February 20, 2024

/S/ REGINALD H. GILYARD Reginald H. Gilyard	Director	February 20, 2024

/S/ Parker S. Kennedy Parker S. Kennedy	Director	February 20, 2024

/S/ MARGARET M. MCCARTHY Margaret M. McCarthy	Director	February 20, 2024

/S/ MICHAEL D. MCKEE Michael D. McKee	Director	February 20, 2024

/S/ Mark C. Oman Mark C. Oman	Director	February 20, 2024

Signature	Title	Date
/S/ Marsha A. Spence Marsha A Spence	Director	February 20, 2024

/S/ MARTHA B. WYRSCH Martha B. Wyrsch	Director	February 20, 2024