Form 10-Q
period 2024-03-31
First American Financial Corp
filed 2024-04-26
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

On April 22, 2024 there were 103,723,643 shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in millions, except par values)

(unaudited)

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents	$1,506.4	$3,605.3
Accounts and accrued income receivable, less allowance for credit losses of $20.8 and $21.8	365.7	509.4
Income taxes receivable	71.1	75.7
Investments:
Deposits with banks	77.1	55.8
Debt securities (amortized cost of $7,859.0 and $7,895.2; pledged of $89.9 and $107.0)	7,054.4	7,157.5
Equity securities	733.0	735.6
	$7,864.5	$7,948.9
Secured financings receivable	831.4	636.5
Property and equipment, net	765.6	749.6
Operating lease assets	218.4	229.3
Title plants and other indexes	656.2	652.4
Deferred income taxes	50.1	50.1
Goodwill	1,807.3	1,807.5
Other intangible assets, net	147.6	153.8
Other assets	413.5	384.3
	$14,697.8	$16,802.8
Liabilities and Equity
Deposits	5,303.2	7,308.0
Accounts payable and accrued liabilities	745.0	879.5
Deferred revenue	183.0	196.8
Reserve for known and incurred but not reported claims	1,261.6	1,282.4
Income taxes payable	15.3	15.9
Deferred income taxes	63.6	63.6
Operating lease liabilities	235.4	246.6
Secured financings payable	688.8	553.3
Notes and contracts payable	1,396.0	1,393.9
	$9,891.9	$11,940.0
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares; Outstanding—103.7 shares and 103.1 shares	—	—
Additional paid-in capital	1,806.0	1,793.3
Retained earnings	3,701.6	3,710.6
Accumulated other comprehensive loss	(720.5)	(655.8)
Total stockholders’ equity	$4,787.1	$4,848.1
Noncontrolling interests	18.8	14.7
Total equity	$4,805.9	$4,862.8
	$14,697.8	$16,802.8

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues
Direct premiums and escrow fees	$500.9	$502.2
Agent premiums	563.8	590.4
Information and other	223.0	226.9
Net investment income	127.9	134.0
Net investment gains (losses) (realized of $(3.4) and $(4.5))	9.0	(7.4)
	1,424.6	1,446.1
Expenses
Personnel costs	484.9	487.6
Premiums retained by agents	447.8	469.0
Other operating expenses	265.8	258.5
Provision for policy losses and other claims	69.5	82.3
Depreciation and amortization	50.1	45.5
Premium taxes	13.9	14.5
Interest	34.3	29.1
	1,366.3	1,386.5
Income before income taxes	58.3	59.6
Income taxes	11.6	13.6
Net income	46.7	46.0
Less: Net income attributable to noncontrolling interests	—	0.1
Net income attributable to the Company	$46.7	$45.9
Net income per share attributable to the Company's stockholders (Note 10):
Basic	$0.45	$0.44
Diluted	$0.45	$0.44
Cash dividends per share	$0.53	$0.52
Weighted-average common shares outstanding (Note 10):
Basic	104.1	104.5
Diluted	104.4	104.8

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$46.7	$46.0
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on debt securities	(50.6)	110.1
Foreign currency translation adjustment	(14.5)	2.6
Pension benefit adjustment	0.4	0.3
Total other comprehensive (loss) income, net of tax	(64.7)	113.0
Comprehensive (loss) income	(18.0)	159.0
Less: Comprehensive income attributable to noncontrolling interests	—	0.1
Comprehensive (loss) income attributable to the Company	$(18.0)	$158.9

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2023	103.1	$—	$1,793.3	$3,710.6	$(655.8)	$4,848.1	$14.7	$4,862.8
Net income for three months ended March 31, 2024	—	—	—	46.7	—	46.7	—	46.7
Dividends on common shares	—	—	—	(54.9)	—	(54.9)	—	(54.9)
Repurchases of Company shares	(0.1)	—	(3.5)	—	—	(3.5)	—	(3.5)
Shares issued in connection with share-based compensation	0.7	—	(7.2)	(0.8)	—	(8.0)	—	(8.0)
Share-based compensation	—	—	23.4	—	—	23.4	—	23.4
Net activity related to noncontrolling interests	—	—	—	—	—	—	4.1	4.1
Other comprehensive loss	—	—	—	—	(64.7)	(64.7)	—	(64.7)
Balance at March 31, 2024	103.7	$—	$1,806.0	$3,701.6	$(720.5)	$4,787.1	$18.8	$4,805.9

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity – (Continued)

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2022	103.2	$—	$1,812.4	$3,714.3	$(868.9)	$4,657.8	$23.4	$4,681.2
Net income for three months ended March 31, 2023	—	—	—	45.9	—	45.9	0.1	46.0
Dividends on common shares	—	—	—	(53.8)	—	(53.8)	—	(53.8)
Repurchases of Company shares	(0.6)	—	(30.4)	—	—	(30.4)	—	(30.4)
Shares issued in connection with share-based compensation	0.7	—	(4.9)	(1.1)	—	(6.0)	—	(6.0)
Share-based compensation	—	—	23.0	—	—	23.0	—	23.0
Net activity related to noncontrolling interests	—	—	—	—	—	—	(1.1)	(1.1)
Other comprehensive income	—	—	—	—	113.0	113.0	—	113.0
Balance at March 31, 2023	103.3	$—	$1,800.1	$3,705.3	$(755.9)	$4,749.5	$22.4	$4,771.9

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$46.7	$46.0
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	69.5	82.3
Depreciation and amortization	50.1	45.5
Amortization of premiums and accretion of discounts on debt securities, net	2.1	1.6
Net investment (gains) losses	(9.0)	7.4
Share-based compensation	23.4	23.0
Equity in earnings of affiliates, net	(1.1)	(0.5)
Dividends from equity method investments	0.8	1.6
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(91.6)	(95.2)
Net change in income tax accounts	20.9	11.7
Decrease in accounts and accrued income receivable	160.2	12.7
Decrease in accounts payable and accrued liabilities	(143.7)	(202.9)
Decrease in deferred revenue	(13.8)	(12.8)
Other, net	(45.2)	(12.7)
Cash provided by (used for) operating activities	69.3	(92.3)
Cash flows from investing activities:
Acquisitions/dispositions, net of cash acquired/divested	(3.5)	(4.9)
Net (increase) decrease in deposits with banks	(23.3)	9.3
Purchases of debt securities	(332.5)	(246.3)
Proceeds from sales of debt securities	224.5	715.5
Proceeds from maturities of debt securities	132.8	210.5
Purchases of equity securities	(31.6)	(34.2)
Proceeds from sales of equity securities	44.2	11.1
Net change in other investments	(1.6)	(0.8)
Advances under secured financing agreements	(4,792.6)	(2,778.4)
Collections of secured financings receivable	4,601.0	2,606.0
Capital expenditures	(51.7)	(63.1)
Proceeds from sales of property and equipment	—	0.1
Proceeds from insurance settlement	2.9	2.1
Cash (used for) provided by investing activities	(231.4)	426.9
Cash flows from financing activities:
Net change in deposits	(2,004.8)	630.2
Borrowings under secured financing agreements	4,732.8	2,749.4
Repayments of secured financings payable	(4,597.3)	(2,612.8)
Repayment of senior unsecured notes	—	(250.0)
Repayments of other notes and contracts payable	(0.6)	(1.8)
Net activity related to noncontrolling interests	4.1	(1.1)
Net payments in connection with share-based compensation	(8.0)	(6.0)
Repurchases of Company shares	(3.5)	(30.4)
Payments of cash dividends	(54.9)	(53.8)
Cash (used for) provided by financing activities	(1,932.2)	423.7
Effect of exchange rate changes on cash	(4.6)	1.6
Net (decrease) increase in cash and cash equivalents	(2,098.9)	759.9
Cash and cash equivalents—Beginning of period	3,605.3	1,223.5
Cash and cash equivalents—End of period	$1,506.4	$1,983.4
Supplemental information:
Cash paid (received) during the period for:
Interest	$36.2	$25.9
Premium taxes	$19.5	$30.6
Income taxes paid	$3.4	$1.9
Income tax refunds	$(12.7)	$(0.2)

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial information included in this report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Securities and Exchange Commission Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the First American Financial Corporation (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2023. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. All material intercompany transactions and balances have been eliminated upon consolidation.

Out-of-period adjustment

During the three months ended March 31, 2024, the Company identified certain uncollectible balances related to fees within its title insurance and services segment, which primarily related to reporting periods in 2023 and prior, that should have been previously written off. To correct for this error, the Company recorded an adjustment in the current quarter, which increased other operating expenses and increased accounts payable and accrued liabilities by $6.2 million.

Recently Adopted Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued updated guidance intended to increase the comparability of financial information across reporting entities that have investments in equity securities measured at fair value that are subject to contractual restrictions preventing the sale of those securities. The updated guidance clarified that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, as a result, should not be considered in measuring fair value. In addition, new disclosures were required about the nature of the restrictions and their remaining duration. The updated guidance, which was adopted on January 1, 2024, had no impact on the Company's condensed consolidated financial statements.

Pending Accounting Pronouncements

In December 2023, the FASB issued updated guidance intended to enhance the transparency and decision usefulness of income tax disclosures. The updated guidance requires disclosure of specific categories and greater disaggregation of information included in the rate reconciliation and additional disclosures related to income taxes paid. The updated guidance is effective for annual reporting periods beginning after December 15, 2024. Except for the disclosure requirements, the Company does not expect the adoption of this guidance to have a material impact its condensed consolidated financial statements.

In November 2023, the FASB issued updated guidance intended to improve financial reporting by requiring disclosure of incremental segment information to enable investors to develop more decision-useful financial analyses. The updated guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The updated guidance is effective for annual reporting periods beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this update are required to applied retrospectively to all periods presented in the financial statements. Except for the disclosure requirements, the Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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

Note 2 –Trust Assets, Escrow and Other Deposits

The Company administers escrow deposits as a service to customers in its direct title operations. Escrow deposits totaled $8.9 billion and $10.6 billion at March 31, 2024 and December 31, 2023, respectively, of which $4.3 billion and $6.3 billion, respectively, were held at First American Trust, FSB (“FA Trust”). The remaining deposits were held at third-party financial institutions. Escrow deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

Trust assets administered by FA Trust totaled $4.6 billion and $4.4 billion at March 31, 2024 and December 31, 2023, respectively, of which $127.4 million and $197.1 million, respectively, were held at FA Trust. The remaining trust assets were held at third-party financial institutions. Trust assets, which are administered by FA Trust and held at third-party institutions, are fiduciary client assets and are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. The Company could be held contingently liable if FA Trust were to breach any of its fiduciary duties.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $1.7 billion and $1.8 billion at March 31, 2024 and December 31, 2023, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $1.0 billion and $830.5 million at March 31, 2024 and December 31, 2023, respectively, of which $623.2 million and $485.7 million, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Deposit balances held at FA Trust are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.

Note 3 – Debt Securities

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated
(in millions)	cost	Gains	Losses	fair value
March 31, 2024
U.S. Treasury bonds	$163.1	$—	$(5.9)	$157.2
Municipal bonds	1,381.2	7.1	(139.0)	1,249.3
Foreign government bonds	209.9	0.2	(10.7)	199.4
Governmental agency bonds	214.3	—	(13.9)	200.4
Governmental agency mortgage-backed securities	4,316.7	2.2	(573.0)	3,745.9
U.S. corporate debt securities	1,075.4	4.4	(58.6)	1,021.2
Foreign corporate debt securities	498.4	4.0	(21.4)	481.0
	$7,859.0	$17.9	$(822.5)	$7,054.4
December 31, 2023
U.S. Treasury bonds	$203.3	$0.5	$(4.5)	$199.3
Municipal bonds	1,373.7	8.8	(136.7)	1,245.8
Foreign government bonds	228.4	1.4	(10.5)	219.3
Governmental agency bonds	207.7	0.2	(12.5)	195.4
Governmental agency mortgage-backed securities	4,396.2	6.3	(526.8)	3,875.7
U.S. corporate debt securities	1,007.0	6.6	(55.2)	958.4
Foreign corporate debt securities	478.9	5.8	(21.1)	463.6
	$7,895.2	$29.6	$(767.3)	$7,157.5

Sales of debt securities resulted in realized gains of $0.8 million and $5.5 million, realized losses of $4.2 million and $10.0 million and proceeds of $224.5 million and $715.5 million for the three months ended March 31, 2024 and 2023, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities in an unrealized loss position, and their respective length of time in such position, are as follows:

	Less than 12 months		12 months or longer		Total
(in millions)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2024
U.S. Treasury bonds	$101.2	$(1.3)	$50.4	$(4.6)	$151.6	$(5.9)
Municipal bonds	133.1	(1.5)	970.8	(137.5)	1,103.9	(139.0)
Foreign government bonds	68.3	(0.2)	96.1	(10.5)	164.4	(10.7)
Governmental agency bonds	83.0	(0.6)	117.4	(13.3)	200.4	(13.9)
Governmental agency mortgage-backed securities	490.3	(15.4)	3,103.7	(557.6)	3,594.0	(573.0)
U.S. corporate debt securities	127.1	(1.6)	598.1	(57.0)	725.2	(58.6)
Foreign corporate debt securities	64.8	(0.6)	257.7	(20.8)	322.5	(21.4)
	$1,067.8	$(21.2)	$5,194.2	$(801.3)	$6,262.0	$(822.5)
December 31, 2023
U.S. Treasury bonds	$8.2	$(0.1)	$55.4	$(4.4)	$63.6	$(4.5)
Municipal bonds	107.4	(0.9)	956.8	(135.8)	1,064.2	(136.7)
Foreign government bonds	33.3	(0.1)	101.4	(10.4)	134.7	(10.5)
Governmental agency bonds	0.4	—	118.9	(12.5)	119.3	(12.5)
Governmental agency mortgage-backed securities	338.3	(6.6)	3,225.3	(520.2)	3,563.6	(526.8)
U.S. corporate debt securities	45.1	(0.4)	602.5	(54.8)	647.6	(55.2)
Foreign corporate debt securities	19.3	(0.1)	267.3	(21.0)	286.6	(21.1)
	$552.0	$(8.2)	$5,327.6	$(759.1)	$5,879.6	$(767.3)

Based on the Company’s review of its debt securities in an unrealized loss position it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at March 31, 2024. As of March 31, 2024, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

In determining credit losses on its debt securities in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, yield to maturity, profitability and stock performance.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at March 31, 2024, by contractual maturities, are as follows:

(in millions)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$5.7	$136.9	$0.4	$20.1	$163.1
Estimated fair value	$5.7	$132.1	$0.3	$19.1	$157.2
Municipal bonds
Amortized cost	12.6	382.4	478.4	507.8	1,381.2
Estimated fair value	12.5	351.1	413.1	472.6	1,249.3
Foreign government bonds
Amortized cost	31.2	104.5	67.5	6.7	209.9
Estimated fair value	31.0	103.8	58.6	6.0	199.4
Governmental agency bonds
Amortized cost	—	166.6	1.6	46.1	214.3
Estimated fair value	—	161.6	1.5	37.3	200.4
U.S. corporate debt securities
Amortized cost	13.9	732.1	245.6	83.8	1,075.4
Estimated fair value	13.8	693.1	239.8	74.5	1,021.2
Foreign corporate debt securities
Amortized cost	31.9	313.5	121.2	31.8	498.4
Estimated fair value	31.3	302.6	118.5	28.6	481.0
Total debt securities (excluding mortgage-backed securities)
Amortized cost	$95.3	$1,836.0	$914.7	$696.3	$3,542.3
Estimated fair value	$94.3	$1,744.3	$831.8	$638.1	$3,308.5
Total mortgage-backed securities
Amortized cost					4,316.7
Estimated fair value					3,745.9
Total debt securities
Amortized cost					$7,859.0
Estimated fair value					$7,054.4

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio at March 31, 2024, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$157.2	100.0%	$—	—%	$—	—%	$157.2
Municipal bonds	1,223.0	97.9	24.6	2.0	1.7	0.1	1,249.3
Foreign government bonds	193.9	97.2	4.7	2.4	0.8	0.4	199.4
Governmental agency bonds	200.4	100.0	—	—	—	—	200.4
Governmental agency mortgage- backed securities	3,745.9	100.0	—	—	—	—	3,745.9
U.S. corporate debt securities	492.0	48.1	380.5	37.3	148.7	14.6	1,021.2
Foreign corporate debt securities	251.9	52.3	193.2	40.2	35.9	7.5	481.0
	$6,264.3	88.8%	$603.0	8.5%	$187.1	2.7%	$7,054.4

Included in debt securities at March 31, 2024, were bank loans totaling $122.3 million, of which $109.0 million were non-investment grade; high yield corporate debt securities totaling $71.2 million, all of which were non-investment grade; and emerging market debt securities totaling $39.4 million, of which $5.2 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at March 31, 2024, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$151.6	100.0%	$—	—%	$—	—%	$151.6
Municipal bonds	1,084.3	98.3	19.3	1.7	0.3	—	1,103.9
Foreign government bonds	162.3	98.7	1.3	0.8	0.8	0.5	164.4
Governmental agency bonds	200.4	100.0	—	—	—	—	200.4
Governmental agency mortgage- backed securities	3,594.0	100.0	—	—	—	—	3,594.0
U.S. corporate debt securities	394.5	54.4	273.8	37.8	56.9	7.8	725.2
Foreign corporate debt securities	188.3	58.4	116.2	36.0	18.0	5.6	322.5
	$5,775.4	92.2%	$410.6	6.6%	$76.0	1.2%	$6,262.0

Debt securities in an unrealized loss position at March 31, 2024, included bank loans totaling $25.1 million, of which $23.3 million were non-investment grade; high yield corporate debt securities totaling $47.5 million, all of which were non-investment grade; and emerging market debt securities totaling $32.7 million, of which $4.9 million were non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 4 – Equity Securities

Investments in equity securities, by accounting classification, are summarized as follows:

(in millions)	March 31, 2024	December 31, 2023
Marketable equity securities	$415.0	$436.9
Non-marketable equity securities	226.1	224.1
Equity method investments	91.9	74.6
	$733.0	$735.6

Investments in marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized losses	Estimated fair value
March 31, 2024
Common stocks	$409.8	$(8.8)	$401.0
Preferred stocks	15.3	(1.3)	14.0
	$425.1	$(10.1)	$415.0
December 31, 2023
Common stocks	$429.4	$(4.9)	$424.5
Preferred stocks	15.7	(3.3)	12.4
	$445.1	$(8.2)	$436.9

Net gains of $10.9 million and $12.4 million resulting from changes in the fair values of marketable equity securities were recognized for the three months ended March 31, 2024 and 2023, respectively, which included net unrealized gains of $10.5 million and $11.7 million on securities still held at March 31, 2024 and 2023, respectively. Included in net gains for the three months ended March 31, 2024 were unrealized losses of $11.0 million related to the Company's investment in Offerpad Solutions Inc. ("Offerpad"), a tech-enabled real estate company.

A summary of the changes in the carrying amounts of non-marketable equity securities, which primarily relate to the Company's venture investment portfolio, for the three months ended March 31, 2024 and 2023, is as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Carrying amount, beginning of period	$224.1	$395.8
Net additions	1.8	6.1
Gross unrealized gains	0.2	—
Gross unrealized losses and impairments	—	(17.2)
Carrying amount, end of period	$226.1	$384.7

Cumulative gross unrealized gains and cumulative gross unrealized losses and impairments related to non-marketable equity securities at March 31, 2024 and December 31, 2023, are as follows:

(in millions)	March 31, 2024	December 31, 2023
Cumulative gross unrealized gains	$243.5	$243.3
Cumulative gross unrealized losses and impairments	$322.4	$322.4

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 5 – Allowance for Credit Losses – Accounts Receivable

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Balance at beginning of period	$21.8	$21.3
Provision for expected credit losses	0.8	0.7
Write-offs/recoveries	(1.8)	(1.4)
Balance at end of period	$20.8	$20.6

Note 6 – Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the three months ended March 31, 2024, is as follows:

(in millions)	Title Insurance and Services	Home Warranty	Total
Balance at beginning of period	$1,766.6	$40.9	$1,807.5
Acquisitions	1.3	—	1.3
Foreign currency translation	(1.5)	—	(1.5)
Balance at end of period	$1,766.4	$40.9	$1,807.3

Note 7 – Other Intangible Assets

Other intangible assets are summarized as follows:

(in millions)	March 31, 2024	December 31, 2023
Finite-lived intangible assets:
Customer relationships	$192.3	$191.4
Noncompete agreements	10.8	28.2
Trademarks	70.6	70.6
Internal-use software licenses	17.2	16.5
Patents	2.8	2.8
	293.7	309.5
Accumulated amortization	(163.0)	(172.6)
	130.7	136.9
Indefinite-lived intangible assets:
Licenses	16.9	16.9
	$147.6	$153.8

Amortization expense for finite-lived intangible assets was $12.3 million and $13.5 million for the three months ended March 31, 2024 and 2023, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in millions)
Remainder of 2024	$30.1
2025	$28.0
2026	$26.4
2027	$11.8
2028	$7.3
2029	$5.3

Note 8 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Balance at beginning of period	$1,282.4	$1,325.3
Provision related to:
Current year	77.0	83.1
Prior years	(7.5)	(0.8)
	69.5	82.3
Payments, net of recoveries, related to:
Current year	30.6	31.1
Prior years	61.0	64.1
	91.6	95.2
Other	1.3	2.1
Balance at end of period	$1,261.6	$1,314.5

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 3.0% and 3.5% for the three months ended March 31, 2024 and 2023, respectively.

The 3.0% loss provision rate in the current year reflects an ultimate loss rate of 3.75% for the 2024 policy year and reserve releases of 0.75%, or $7.3 million for prior policy years, all based on title insurance premiums and escrow fees for the three months ended March 31, 2024.

The 3.5% loss provision rate for the three months ended March 31, 2023 reflected an ultimate loss rate of 3.75% for the 2023 policy year and reserve releases of 0.25%, or $2.5 million for prior policy years, all based on title insurance premiums and escrow fees for the three months ended March 31, 2023.

A summary of the Company’s loss reserves is as follows:

(dollars in millions)	March 31, 2024		December 31, 2023
Known title claims	$61.6	4.9%	$55.5	4.3%
Incurred but not reported claims	1,162.5	92.1%	1,186.5	92.5%
Total title claims	1,224.1	97.0%	1,242.0	96.8%
Non-title claims	37.5	3.0%	40.4	3.2%
Total loss reserves	$1,261.6	100.0%	$1,282.4	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 19.9% and 22.8% for the three months ended March 31, 2024 and 2023, respectively. The effective income tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense. The effective income tax rates also reflect the impact on pretax earnings from losses and impairments on equity investments. In addition, the effective income tax rate for 2024 reflects tax credits claimed in the current year and benefits of a state tax matter from prior years.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary. The factors used in assessing the likelihood of realization include forecasts of future taxable income and available tax planning strategies that could be implemented. The Company’s ability to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets. As of March 31, 2024 and December 31, 2023, the Company carried a valuation allowance of $13.7 million. Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

As of March 31, 2024 and December 31, 2023, the liability for income taxes associated with uncertain tax positions was $13.5 million and $12.4 million, respectively. The net increase in the liability during 2024 was primarily attributable to positions taken on the Company’s tax returns for current year. The liabilities as of March 31, 2024 and December 31, 2023 could be reduced by $0.9 million and $0.8 million, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments, and state income taxes. The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties, net of tax benefits, related to uncertain tax positions were not material as of March 31, 2024 and December 31, 2023.

It is reasonably possible that the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may increase or decrease within the next 12 months. Any such change may be the result of either ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. As of March 31, 2024, the Company is, generally, no longer subject to income tax examinations for U.S. federal, state and non-U.S. jurisdictions for years prior to 2020, 2019 and 2014, respectively.

Effective in calendar year 2024, the Company is subject to international anti-base erosion rules that assess a minimum tax rate of 15% in the jurisdictions in which it operates. Commonly known as “Pillar II,” these rules apply to large multinational enterprises and are designed to address the tax challenges arising from the globalization and digitalization of the economy. The Company has calculated the minimum tax on a jurisdiction-by-jurisdiction basis and has determined that the resulting tax is immaterial to its financial results.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
(in millions, except per share amounts)	2024	2023
Numerator
Net income attributable to the Company	$46.7	$45.9
Denominator
Basic weighted-average shares	104.1	104.5
Effect of dilutive restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”)	0.3	0.3
Diluted weighted-average shares	104.4	104.8
Net income per share attributable to the Company’s stockholders
Basic	0.45	$0.44
Diluted	0.45	$0.44

For the three months ended March 31, 2024, 85 thousand RSUs were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect. For the three months ended March 31, 2023, 333 thousand RSUs and 37 thousand PRSUs were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect.

Note 11 – Employee Benefit Plans

Net periodic benefit costs related to the Company’s unfunded supplemental benefit pension plans are summarized as follows:

	Three Months Ended March 31,
(in millions)	2024	2023
Expense:
Interest costs	$2.4	$2.5
Amortization of net actuarial loss	0.6	0.5
	$3.0	$3.0

The Company contributed $3.8 million to its unfunded supplemental benefit pension plans during the three months ended March 31, 2024 and expects to contribute an additional $12.4 million during the remainder of 2024.

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of March 31, 2024 and December 31, 2023:

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2024
Debt securities:
U.S. Treasury bonds	$157.2	$—	$157.2	$—
Municipal bonds	1,249.3	—	1,249.3	—
Foreign government bonds	199.4	—	199.4	—
Governmental agency bonds	200.4	—	200.4	—
Governmental agency mortgage-backed securities	3,745.9	—	3,745.9	—
U.S. corporate debt securities	1,021.2	—	1,021.2	—
Foreign corporate debt securities	481.0	—	481.0	—
	7,054.4	—	7,054.4	—
Equity securities:
Common stocks	401.0	401.0	—	—
Preferred stocks	14.0	14.0	—	—
	415.0	415.0	—	—
Mortgage loans held for sale	13.0	—	11.7	1.3
Total	$7,482.4	$415.0	$7,066.1	$1.3

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of March 31, 2024 and December 31, 2023:

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
March 31, 2024
Assets:
Cash and cash equivalents	$1,506.4	$1,506.4	$1,506.4	$—	$—
Deposits with banks	$77.1	$77.0	$20.1	$56.9	$—
Notes receivable, net	$23.8	$24.6	$—	$—	$24.6
Secured financings receivable	$831.4	$831.4	$—	$831.4	$—
Liabilities:
Secured financings payable	$688.8	$688.8	$—	$688.8	$—
Notes and contracts payable	$1,396.0	$1,226.3	$—	$1,220.5	$5.8

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2023
Assets:
Cash and cash equivalents	$3,605.3	$3,605.3	$3,605.3	$—	$—
Deposits with banks	$55.8	$55.6	$4.0	$51.6	$—
Notes receivable, net	$22.4	$23.2	$—	$—	$23.2
Secured financings receivable	$636.5	$636.5	$—	$636.5	$—
Liabilities:
Secured financings payable	$553.3	$553.3	$—	$553.3	$—
Notes and contracts payable	$1,393.9	$1,219.6	$—	$1,215.4	$4.2

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 13 – Share-Based Compensation

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Three Months Ended March 31,
(in millions)	2024	2023
Expense:
RSUs	$18.9	$19.0
PRSUs	2.4	1.8
Employee stock purchase plan	2.1	2.2
	$23.4	$23.0

The following table summarizes RSU and PRSU activity for the three months ended March 31, 2024:

(in millions, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2023	1.0	$64.19
Granted during 2024	0.6	$58.92
Vested during 2024	(0.6)	$60.84
Unvested at March 31, 2024	1.0	$62.77

Note 14 – Stockholders’ Equity

The Company maintains a stock repurchase plan with authorization up to $400.0 million, of which $210.4 million remained as of March 31, 2024. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the three months ended March 31, 2024, the Company repurchased and retired 59 thousand shares of its common stock for a total purchase price of $3.5 million and, as of March 31, 2024, repurchased and retired 3.6 million shares of its common stock under the current authorization for a total purchase price of $189.6 million.

Note 15 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the three months ended March 31, 2024:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(553.6)	$(64.9)	$(37.3)	$(655.8)
Change in unrealized losses on debt securities	(66.9)	—	—	(66.9)
Change in foreign currency translation adjustment	—	(14.9)	—	(14.9)
Amortization of net actuarial loss	—	—	0.6	0.6
Tax effect	16.3	0.4	(0.2)	16.5
Balance at March 31, 2024	$(604.2)	$(79.4)	$(36.9)	$(720.5)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2024 and 2023:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended March 31, 2024
Pretax change before reclassifications	$(70.3)	$(14.9)	$—	$(85.2)
Reclassifications out of AOCI	3.4	—	0.6	4.0
Tax effect	16.3	0.4	(0.2)	16.5
Total other comprehensive (loss) income, net of tax	$(50.6)	$(14.5)	$0.4	$(64.7)
Three Months Ended March 31, 2023
Pretax change before reclassifications	$142.0	$2.6	$—	$144.6
Reclassifications out of AOCI	4.5	—	0.5	5.0
Tax effect	(36.4)	—	(0.2)	(36.6)
Total other comprehensive income, net of tax	$110.1	$2.6	$0.3	$113.0

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Three Months Ended March 31,
(in millions)	2024	2023	Affected line items
Unrealized gains (losses) on debt securities:
Net realized losses on sales of debt securities	$(3.4)	$(4.5)	Net investment gains (losses)
Tax effect	$0.8	$1.1
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(0.6)	$(0.5)	Other operating expenses
Tax effect	$0.2	$0.2

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

The Company’s title insurance, property and casualty insurance, home warranty, mortgage servicing and subservicing, banking, trust and wealth management businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies. Currently, governmental agencies are examining or investigating certain of the Company’s operations.

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
•
The corporate segment includes investments in venture-stage companies, certain financing facilities and corporate services that support the Company’s business operations.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended March 31, 2024:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,319.8	$72.7	$48.8	$59.6
Home Warranty	105.2	20.3	1.3	1.9
Corporate and Eliminations	(0.4)	(34.7)	—	—
	$1,424.6	$58.3	$50.1	$61.5

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income (loss)	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$403.2	$563.8	$217.2	$116.7	$18.9	$1,319.8
Home Warranty	97.7	—	5.9	0.9	0.7	105.2
Corporate and Eliminations	—	—	(0.1)	10.3	(10.6)	(0.4)
	$500.9	$563.8	$223.0	$127.9	$9.0	$1,424.6

For the three months ended March 31, 2023:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,348.6	$88.2	$44.2	$66.3
Home Warranty	103.7	15.9	1.3	1.2
Corporate and Eliminations	(6.2)	(44.5)	—	—
	$1,446.1	$59.6	$45.5	$67.5

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income (loss)	Net investment losses	Total Revenues
Title Insurance and Services	$405.6	$590.4	$221.5	$124.6	$6.5	$1,348.6
Home Warranty	96.6	—	5.5	1.4	0.2	103.7
Corporate and Eliminations	—	—	(0.1)	8.0	(14.1)	(6.2)
	$502.2	$590.4	$226.9	$134.0	$(7.4)	$1,446.1

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

CRITICAL ACCOUNTING ESTIMATES

A summary of the Company’s significant accounting policies that it considers to be the most dependent on the application of estimates and assumptions can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Recently Adopted Accounting Pronouncements

See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements.

Pending Accounting Pronouncements

See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements.

Results of Operations

Summary

	Three Months Ended March 31,
(dollars in millions)	2024	2023	$ Change	% Change
Total Revenues by Segment
Title Insurance and Services	$1,319.8	$1,348.6	$(28.8)	(2.1)%
Home Warranty	105.2	103.7	1.5	1.4
Corporate and Eliminations	(0.4)	(6.2)	5.8	93.5
	$1,424.6	$1,446.1	$(21.5)	(1.5)%

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

The Company’s total revenues decreased $21.5 million, or 1.5%, in the first quarter of 2024 when compared with the first quarter of 2023. This decrease was primarily attributable to a decline in agent premiums in the title insurance business of $26.6 million, or 4.5%, and a decrease in net investment income of $6.1 million, or 4.6%, partially offset by net investment gains of $9.0 million, an increase of $16.4 million, when compared to $7.4 million in net investment losses recognized in the prior year. In the title insurance and services segment, direct premiums and escrow fees from domestic commercial and residential refinance transactions decreased $5.5 million, or 3.7%, and $2.6 million, or 13.2%, respectively, while direct premiums and escrow fees from domestic residential purchase transactions increased $4.0 million, or 2.1%, in the first quarter of 2024 when compared to the first quarter of 2023.

According to the Mortgage Bankers Association’s April 18, 2024 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) are forecasted to increase 13.2% in the first quarter of 2024 when compared with the first quarter of 2023. According to the MBA Forecast, the dollar amount of purchase originations are forecasted to increase 9.0%. This volume of domestic residential mortgage origination activity contributed to an increase of 2.1% in direct premiums and escrow fees for the Company’s direct title operations from domestic residential purchase transactions and a decrease of 13.2% from domestic refinance transactions in the first quarter of 2024 when compared with the first quarter of 2023.

During the first quarter of 2024, the level of domestic title orders opened per day by the Company’s direct title operations decreased 9.9% when compared with the first quarter of 2023. Residential refinance opened orders per day decreased 5.0%, while residential purchase and commercial opened orders per day increased 2.7% and 0.8%, respectively, when compared with the first quarter of 2023.

Title Insurance and Services

	Three Months Ended March 31,
(dollars in millions)	2024	2023	$ Change	% Change
Revenues
Direct premiums and escrow fees	$403.2	$405.6	$(2.4)	(0.6)%
Agent premiums	563.8	590.4	(26.6)	(4.5)
Information and other	217.2	221.5	(4.3)	(1.9)
Net investment income	116.7	124.6	(7.9)	(6.3)
Net investment gains	18.9	6.5	12.4	190.8
	1,319.8	1,348.6	(28.8)	(2.1)
Expenses
Personnel costs	452.5	458.8	(6.3)	(1.4)
Premiums retained by agents	447.8	469.0	(21.2)	(4.5)
Other operating expenses	233.7	224.1	9.6	4.3
Provision for policy losses and other claims	29.0	34.9	(5.9)	(16.9)
Depreciation and amortization	48.8	44.2	4.6	10.4
Premium taxes	12.9	13.5	(0.6)	(4.4)
Interest	22.4	15.9	6.5	40.9
	1,247.1	1,260.4	(13.3)	(1.1)
Income before income taxes	$72.7	$88.2	$(15.5)	(17.6)%
Pretax margins	5.5%	6.5%	(1.0)%	(15.4)%

Direct premiums and escrow fees were $403.2 million for the three months ended March 31, 2024, a decrease of $2.4 million, or 0.6%, when compared with the same period of the prior year. The decrease was due to reductions in the number of domestic title orders closed by the Company’s direct title operations, partially offset by increases in domestic average revenues per order. Domestic average revenues per order closed was $3,516 for the three months ended March 31, 2024, an increase of 2.6% when compared with $3,428 for the three months ended March 31, 2023, which was due to a shift in mix from lower premium default transactions to higher premium purchase transactions and an increase in average revenues per order on purchase transactions. The Company’s direct title operations closed 102,700 domestic title orders during the three months ended March 31, 2024, a decrease of 3.7% when compared with 106,600 domestic title orders closed during the same period of the prior year, which were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast. Domestic residential refinance and purchase orders closed per day decreased by 3.2% and increased by 0.3%, respectively, for the three months ended March 31, 2024 when compared to the same period of the prior year.

Agent premiums were $563.8 million for the three months ended March 31, 2024, a decrease of $26.6 million, or 4.5%, when compared with the same period of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity. The decrease in agent premiums for the three months ended March 31, 2024 is generally consistent with the 19.7% decrease in the Company’s direct premiums and escrow fees in the fourth quarter of 2023 as compared with the fourth quarter of 2022.

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

Information and other revenues were $217.2 million for the three months ended March 31, 2024, a decrease of $4.3 million, or 1.9%, when compared with the same period of the prior year. The decrease was primarily due to the increased capture rate of title premiums from an affiliated title agent, which caused a decrease in information and other revenues and a comparable increase in direct premiums and escrow fees.

Net investment income totaled $116.7 million for the three months ended March 31, 2024, a decrease of $7.9 million, or 6.3%, when compared with the same period of the prior year. The decrease in investment income was primarily driven by declines in the Company’s escrow and tax-deferred property exchange balances, partially offset by an increase in interest income from the Company’s warehouse lending business.

Net investment gains of $18.9 million and $6.5 million for the three months ended March 31, 2024 and 2023, respectively, were primarily attributable to changes in the fair values of marketable equity securities, partially offset by losses recognized on sales of debt securities.

Personnel costs were $452.5 million for the three months ended March 31, 2024, a decrease of $6.3 million, or 1.4%, when compared with the same period of the prior year. The decrease was primarily attributable to lower salary expense driven by lower headcount and lower temporary labor and severance expense, partially offset by an increase in incentive compensation expense.

Agents retained $447.8 million of title premiums generated by agency operations for the three months ended March 31, 2024, which compares with $469.0 million for the same period of the prior year. The percentage of title premiums retained by agents was 79.4% for the three months ended March 31, 2024 and 2023.

Other operating expenses were $233.7 million for the three months ended March 31, 2024, an increase of $9.6 million, or 4.3%, when compared with the same period of the prior year. The increase was primarily due to an out-of-period adjustment of $6.2 million recorded in the current quarter to write-off certain uncollectible balances related to fees that should have been previously written off. The increase in the current quarter also reflects higher legal expenses.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 3.0% and 3.5% for the three months ended March 31, 2024 and 2023, respectively. The 3.0% loss provision rate in the current year reflects an ultimate loss rate of 3.75% for the 2024 policy year and reserve releases of 0.75%, or $7.3 million for prior policy years, all based on title insurance premiums and escrow fees for the three months ended March 31, 2024. The 3.5% loss provision rate for the three months ended March 31, 2023 reflected an ultimate loss rate of 3.75% for the 2023 policy year and reserve releases of 0.25%, or $2.5 million for prior policy years, all based on title insurance premiums and escrow fees for the three months ended March 31, 2023.

Depreciation and amortization expense was $48.8 million for the three months ended March 31, 2024, an increase of $4.6 million, or 10.4%, when compared with the same period of the prior year. The increase was primarily due to higher amortization of capitalized software from recently deployed digital settlement products.

Premium taxes were $12.9 million for the three months ended March 31, 2024, a decrease of $0.6 million, or 4.4%, when compared with the same period of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.3% and 1.4% for the three months ended March 31, 2024 and 2023, respectively.

Interest expense was $22.4 million for the three months ended March 31, 2024, an increase of $6.5 million, or 40.9%, when compared with the same period of the prior year. The increase was primarily attributable to higher interest expense in the Company’s warehouse lending business.

Pretax margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to the relatively high proportion of fixed costs in the title insurance business, pretax margins generally improve as closed order volumes increase. Pretax margins for the segment are also impacted by (1) net investment income and net investment gains or losses, which may not move in the same direction as closed order volumes, (2) the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity and (3) the percentage of title insurance premiums generated by agency operations as margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The title insurance and services segment recorded pretax margins of 5.5% and 6.5% for the three months ended March 31, 2024 and 2023, respectively.

Home Warranty

	Three Months Ended March 31,
(dollars in millions)	2024	2023	$ Change	% Change
Revenues
Direct premiums	$97.7	$96.6	$1.1	1.1%
Information and other	5.9	5.5	0.4	7.3
Net investment income	0.9	1.4	(0.5)	(35.7)
Net investment gains	0.7	0.2	0.5	250.0
	105.2	103.7	1.5	1.4
Expenses
Personnel costs	19.8	19.2	0.6	3.1
Other operating expenses	22.1	20.6	1.5	7.3
Provision for policy losses and other claims	40.7	45.7	(5.0)	(10.9)
Depreciation and amortization	1.3	1.3	—	—
Premium taxes	1.0	1.0	—	—
	84.9	87.8	(2.9)	(3.3)
Income before income taxes	$20.3	$15.9	$4.4	27.7%
Pretax margins	19.3%	15.3%	4.0%	26.1%

Direct premiums were $97.7 million for the three months ended March 31, 2024, an increase of $1.1 million, or 1.1%, when compared with the same period of the prior year. The increase was primarily attributable to an increase in policy renewals.

Personnel costs and other operating expenses totaled $41.9 million for the three months ended March 31, 2024, an increase of $2.1 million, or 5.3%, when compared with the same period of the prior year. The increase was primarily attributable to higher advertising, professional services and salary expense.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 41.7% and 47.3% for the three months ended March 31, 2024 and 2023, respectively. The decrease in the claims rate was primarily attributable to lower claims volume and severity.

A large part of the revenues for the home warranty segment are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of the provision for losses, the majority of the expenses for this segment are variable in nature and, therefore, generally fluctuate with revenue. Accordingly, pretax margins (before loss expense) are relatively constant, although, as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pretax margins are also impacted by net investment income and net investment gains or losses, which may not move in the same direction as premium revenues. The home warranty segment recorded pretax margins of 19.3% and 15.3% for the three months ended March 31, 2024 and 2023, respectively.

Corporate

	Three Months Ended March 31,
(dollars in millions)	2024	2023	$ Change	% Change
Revenues
Information and other	$—	$0.1	$(0.1)	(100.0)
Net investment income	10.7	8.2	2.5	30.5
Net investment losses	(10.6)	(14.2)	3.6	25.4
	0.1	(5.9)	6.0	101.7
Expenses
Personnel costs	12.5	9.6	2.9	30.2
Other operating expenses	10.0	13.8	(3.8)	(27.5)
Provision for policy losses and other claims	(0.2)	1.8	(2.0)	(111.1)
Interest	12.5	13.4	(0.9)	(6.7)
	34.8	38.6	(3.8)	(9.8)%
Loss before income taxes	$(34.7)	$(44.5)	$9.8	22.0%

Net investment income totaled $10.7 million and $8.2 million for the three months ended March 31, 2024 and 2023, respectively. The change in net investment income was primarily attributable to fluctuations in earnings on investments associated with the Company’s deferred compensation plan.

Net investment losses of $10.6 million for the three months ended March 31, 2024 were primarily related to changes in the fair value of the Company's investment in Offerpad. Net investment losses of $14.2 million for the three months ended March 31, 2023 were primarily related to impairment charges and observable pricing changes on non-marketable equity investments within the Company's venture investment portfolio.

Personnel costs and other operating expenses totaled $22.5 million and $23.4 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily attributable to reinsurance charges in the property and casualty business in the prior year that did not reoccur in the current year, partially offset by higher returns on participant investments within the Company’s deferred compensation plan in the current year.

Interest expense totaled $12.5 million and $13.4 million for the three months ended March 31, 2024 and 2023, respectively. The decrease was primarily attributable to the repayment of the Company's $250 million 4.30% senior unsecured notes, upon maturity, in February 2023.

Eliminations

The Company’s inter-segment eliminations were not material for the three months ended March 31, 2024 and 2023.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 19.9% and 22.8% for the three months ended March 31, 2024 and 2023, respectively. The difference in the effective tax rates is primarily due to the impact on state income taxes resulting from the relative proportion of income derived from the Company’s insurance and non-insurance businesses. In addition, the effective income tax rate for 2024 reflects tax credits claimed in the current year and benefits of a state tax matter from prior years.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three months ended March 31, 2024 and 2023 was $46.7 million and $46.0 million, respectively. Net income attributable to the Company for the three months ended March 31, 2024 and 2023 was $46.7 million, or $0.45 per diluted share, and $45.9 million, or $0.44 per diluted share, respectively.

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

Cash provided by operating activities totaled $69.3 million and cash used for operating activities totaled $92.3 million for the three months ended March 31, 2024 and 2023, respectively, after claim payments, net of recoveries, of $91.6 million and $95.2 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2024 and 2023 were advances and repayments related to secured financing transactions, purchases of debt and equity securities, dividends to common stockholders and capital expenditures. Principal nonoperating uses of cash and cash equivalents also included decreases in deposits at the Company's banking operations for the three months ended March 31, 2024 and repurchases of Company shares and repayment of senior unsecured notes for the three months ended March 31, 2023. The principal nonoperating sources of cash and cash equivalents for the three months ended March 31, 2024 and 2023 were borrowings and collections related to secured financing transactions, proceeds from the sales and maturities of debt and equity securities and, for the three months ended March 31, 2023, increases in the deposit balances at the Company’s banking operations. The net effect of all activities on cash and cash equivalents was a decrease of $2.1 billion and an increase of $759.9 million for the three months ended March 31, 2024 and 2023, respectively.

The decreases in the Company’s cash and deposit liability balances at March 31, 2024 when compared to December 31, 2023, reflect the Company’s return to a normal allocation process for managing escrow deposits at its federal savings bank subsidiary in the first quarter of 2024. Due to the cybersecurity incident in late December 2023, the Company maintained a higher proportion of escrow deposits at its federal savings bank at December 31, 2023.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In March 2024, the Company paid a first quarter cash dividend of 53 cents per common share. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $400.0 million, of which $210.4 million remained as of March 31, 2024. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the three months ended March 31, 2024, the Company repurchased and retired 59 thousand shares of its common stock for a total purchase price of $3.5 million and, as of March 31, 2024, repurchased and retired 3.6 million shares of its common stock under the current authorization for a total purchase price of $189.6 million.

Holding Company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of March 31, 2024, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2024, without prior approval from applicable regulators, was dividends of $614.7 million and loans and advances of $108.3 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of March 31, 2024, the holding company’s sources of liquidity included $104.1 million of cash and cash equivalents and $900.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

The Company expects to repay its $300.0 million 4.60% senior unsecured notes due November 15, 2024, upon maturity, through available cash at the holding company, borrowings under its credit facility or through the issuance of additional bonds.

Financing. The Company maintains a senior unsecured credit agreement with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, and the lenders party thereto that provides for a $900.0 million revolving credit facility. The credit agreement includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $450.0 million. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds from borrowings made from time to time under the credit agreement may be used for general corporate purposes. Unless terminated earlier, the credit agreement will terminate on May 17, 2028. At March 31, 2024, the Company had no outstanding borrowings under the facility.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements. The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•
FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions. At March 31, 2024, outstanding borrowings under these facilities totaled $688.8 million.
•
First American Trust, FSB (“FA Trust”), a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and maintains access to the Federal Reserve's Discount Window. At March 31, 2024, no amounts were outstanding under any of these facilities.
•
First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At March 31, 2024, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 30.3% and 28.6% at March 31, 2024 and December 31, 2023, respectively. The Company’s adjusted debt to capitalization ratio, excluding secured financings payable of $688.8 million and $553.3 million and accumulated other comprehensive loss of $720.5 million and $655.8 million at March 31, 2024 and December 31, 2023, was 20.2%.

Investment Portfolio. The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of March 31, 2024, 94% of the Company’s investment portfolio consisted of debt securities, of which 64% were either United States government-backed or rated AAA and 97% were either rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s debt securities portfolio at March 31, 2024, see Note 3 Debt Securities to the condensed consolidated financial statements.

In addition to its debt and marketable equity securities portfolio, the Company maintains investments in non-marketable equity securities and securities accounted for under the equity method. For further information on the Company’s equity securities, see Note 4 Equity Securities to the condensed consolidated financial statements.

Off-balance sheet arrangements. The Company administers escrow deposits as a service to customers in its direct title operations. Escrow deposits totaled $8.9 billion and $10.6 billion at March 31, 2024 and December 31, 2023, respectively, of which $4.3 billion and $6.3 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Escrow deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

Trust assets administered by FA Trust totaled $4.6 billion and $4.4 billion at March 31, 2024 and December 31, 2023, respectively, of which $127.4 million and $197.1 million, respectively, were held at FA Trust. The remaining trust assets were held at third-party financial institutions. Trust assets, which are administered by FA Trust and held at third-party institutions, are fiduciary client assets and are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. The Company could be held contingently liable if FA Trust were to breach any of its fiduciary duties.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $1.7 billion and $1.8 billion at March 31, 2024 and December 31, 2023, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $1.0 billion and $830.5 million at March 31, 2024 and December 31, 2023, respectively, of which $623.2 million and $485.7 million, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

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

There have been no material changes in the Company’s market risks since the filing of its Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of March 31, 2024, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain of these circumstances, particularly when combined with declining real estate values and the increase in foreclosures that often results therefrom, also tend to adversely impact the Company’s title claims experience. National inventory levels for residential homes for sale remain below historical average levels, and, combined with sustained high mortgage interest rates and elevated home prices, which decreased demand, contributed to historically weak residential purchase activity. Residential refinance activity is also strongly correlated with changes in mortgage interest rates and rising mortgage rates, beginning in 2022, expectedly, had an adverse impact on the Company’s refinance business that is expected to continue for so long as mortgage rates remain high relative to the interest rates of outstanding mortgages. Higher interest rates also negatively impacted commercial transactions beginning in the latter half of 2022 and will likely continue to impact our volumes.

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

6.
The Company’s use of models involves risks and uncertainties that could adversely affect the Company

The Company utilizes models to support decisions related to risk management, capital and liquidity planning, financial accounting, data extraction and other business purposes. Models are, by their nature, inherently limited due to their reliance on statistical, economic, financial or mathematical theories, techniques, data and assumptions that may be erroneous or inappropriate for the intended or actual use. Flawed models or uses of models, particularly those that rely on artificial intelligence, may result in, among other consequences, erroneous, biased or misleading outputs, imprudent business decisions, inadequate risk management or enhanced regulatory supervision. Heightened regulatory supervision and an evolving regulatory landscape could hinder the pace of the Company’s innovation and may require burdensome changes to the Company’s existing governance, processes and controls. These risks and uncertainties could have a material adverse effect on the Company’s results of operations, financial condition and reputation.

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

These systems have been subject to, and are likely to continue to be the target of, malware, cyberattacks and cyberterrorism, ransomware attacks, phishing attacks, unauthorized access, online and offline fraud and other malicious activity. These attacks are prevalent, continue to increase in frequency and sophistication, and are increasingly difficult to detect. These systems also have known and unknown vulnerabilities. Once identified, the Company’s information technology and information security personnel seek to remediate these vulnerabilities based on the level of risk presented. For a number of reasons, including the introduction of new vulnerabilities, resource constraints, competing business demands and dependence on third parties, a number of unremediated vulnerabilities will always exist. Remediation of some vulnerabilities are outside of the control of the Company and third-party remediation efforts may not be timely provided or implemented or otherwise adequate, even when the level of risk is critical or high. Further, certain other potential causes of system damage or other negative system-related events are wholly or partially beyond the Company’s control, such as natural disasters, vendor failures to satisfy service level requirements, third party negligence or intentional acts, and power or telecommunications failures. These circumstances could expose the Company to system-related damages, failures, interruptions, cyberattacks, as the Company experienced in December 2023 (as described further in Item 1C. Cybersecurity of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023), and other negative events or could otherwise disrupt the Company’s business and could also result in the loss or unauthorized release, gathering, monitoring or destruction of confidential, proprietary and other information pertaining to the Company, its customers, employees, agents or suppliers.

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

In addition, changes in the applicable regulatory environment, such as the announcement by the Consumer Financial Protection Bureau (“CFPB”) that it intends to consider a policy that would prohibit lenders from directly passing the cost of lenders title insurance to consumers; statutory guidelines or interpretations of existing regulations or statutes; reform of government-sponsored enterprises such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac); enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit its future operations or make it more costly or burdensome to conduct such operations or result in decreased demand for the Company’s products and services or a change in its competitive position. The impact of these changes would be more significant if they involve jurisdictions in which the Company generates a greater portion of its title premiums, such as the states of Arizona, California, Florida, New York, and Texas. These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

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

Governmental entities have routinely inquired into certain practices in the real estate settlement services industry and the mortgage servicing and subservicing industry to determine whether certain of the Company’s businesses or its competitors have violated applicable laws, which include, among others, the insurance codes of the various jurisdictions, the Real Estate Settlement Procedures Act, the Truth in Lending Act and similar state, federal and foreign laws. The CFPB, for example, has actively utilized its regulatory authority over the mortgage and real estate markets by bringing enforcement actions against various participants in the mortgage and settlement industries and we expect that such enforcement activity will intensify. Departments of insurance in the various states, the CFPB and other federal regulators and applicable regulators in international jurisdictions, either separately or together, also periodically conduct targeted inquiries into the practices of title insurance companies, other settlement services providers and mortgage servicers in their respective jurisdictions. Currently, the Company is the subject of regulatory inquiries.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2024, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program approved by the Company’s board of directors in June 2022, which program has no expiration date, the Company may repurchase up to $400.0 million of the Company’s issued and outstanding common stock. The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table. Prices in column (b) include commissions. Cumulatively, as of March 31, 2024, the Company had repurchased $189.6 million (including commissions) of its shares authorized under the share repurchase program and had the authority to repurchase an additional $210.4 million (including commissions) under that program.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2024	13,200	$59.59	13,200	$213,048,183
February 1 to February 29, 2024	45,400	59.31	45,400	210,355,467
March 1, 2024 to March 31, 2024	—	—	—	210,355,467
Total	58,600	$59.37	58,600	$210,355,467

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
Not applicable.
(c)
During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: April 25, 2024	By	/s/ Kenneth D. DeGiorgio
Kenneth D. DeGiorgio
Chief Executive Officer (Principal Executive Officer)

Date: April 25, 2024	By	/s/ Mark E. Seaton
Mark E. Seaton
Executive Vice President, Chief Financial Officer (Principal Financial Officer)