Form 10-Q
period 2024-06-30
First American Financial Corp
filed 2024-07-26
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

On July 22, 2024 there were 102,887,649 shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in millions, except par values)

(unaudited)

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$2,048.6	$3,605.3
Accounts and accrued income receivable, less allowance for credit losses of $21.4 and $21.8	403.7	509.4
Income taxes receivable	47.7	75.7
Investments:
Deposits with banks	56.4	55.8
Debt securities (amortized cost of $7,892.7 and $7,895.2; pledged of $94.7 and $107.0)	7,080.7	7,157.5
Equity securities	710.1	735.6
	7,847.2	7,948.9
Secured financings receivable	741.0	636.5
Property and equipment, net	777.4	749.6
Operating lease assets	219.5	229.3
Title plants and other indexes	663.9	652.4
Deferred income taxes	50.1	50.1
Goodwill	1,808.3	1,807.5
Other intangible assets, net	137.4	153.8
Other assets	412.5	384.3
	$15,157.3	$16,802.8
Liabilities and Equity
Deposits	$5,616.1	$7,308.0
Accounts payable and accrued liabilities	907.0	879.5
Deferred revenue	190.5	196.8
Reserve for known and incurred but not reported claims	1,252.2	1,282.4
Income taxes payable	17.1	15.9
Deferred income taxes	63.6	63.6
Operating lease liabilities	237.0	246.6
Secured financings payable	641.5	553.3
Notes and contracts payable	1,399.7	1,393.9
	10,324.7	11,940.0
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares; Outstanding—103.1 shares	—	—
Additional paid-in capital	1,781.4	1,793.3
Retained earnings	3,761.9	3,710.6
Accumulated other comprehensive loss	(729.7)	(655.8)
Total stockholders’ equity	4,813.6	4,848.1
Noncontrolling interests	19.0	14.7
Total equity	4,832.6	4,862.8
	$15,157.3	$16,802.8

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Direct premiums and escrow fees	$632.7	$615.3	$1,133.6	$1,117.5
Agent premiums	616.3	624.7	1,180.1	1,215.1
Information and other	246.6	250.3	469.6	477.2
Net investment income	129.9	150.3	257.8	284.3
Net investment (losses) gains (realized of $(1.0), $(2.8), $(4.4), $(7.3))	(13.2)	6.3	(4.2)	(1.1)
	1,612.3	1,646.9	3,036.9	3,093.0
Expenses
Personnel costs	509.0	514.5	993.9	1,002.1
Premiums retained by agents	492.2	496.4	940.0	965.4
Other operating expenses	277.0	272.5	542.8	531.0
Provision for policy losses and other claims	79.5	89.5	149.0	171.8
Depreciation and amortization	52.1	46.1	102.2	91.6
Premium taxes	15.5	15.5	29.4	30.0
Interest	35.4	34.3	69.7	63.4
	1,460.7	1,468.8	2,827.0	2,855.3
Income before income taxes	151.6	178.1	209.9	237.7
Income taxes	35.2	41.7	46.8	55.3
Net income	116.4	136.4	163.1	182.4
Less: Net income (loss) attributable to noncontrolling interests	0.4	(2.1)	0.4	(2.0)
Net income attributable to the Company	$116.0	$138.5	$162.7	$184.4
Net income per share attributable to the Company's stockholders (Note 10):
Basic	$1.11	$1.33	$1.56	$1.77
Diluted	$1.11	$1.33	$1.56	$1.76
Cash dividends per share	$0.53	$0.52	$1.06	$1.04
Weighted-average common shares outstanding (Note 10):
Basic	104.1	104.3	104.1	104.4
Diluted	104.3	104.5	104.4	104.6

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$116.4	$136.4	$163.1	$182.4
Other comprehensive income (loss), net of tax:
Unrealized (losses) gains on debt securities	(5.8)	(79.7)	(56.4)	30.4
Foreign currency translation adjustment	(3.8)	11.2	(18.3)	13.8
Pension benefit adjustment	0.4	0.4	0.8	0.7
Total other comprehensive (loss) income, net of tax	(9.2)	(68.1)	(73.9)	44.9
Comprehensive income	107.2	68.3	89.2	227.3
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.4	(2.1)	0.4	(2.0)
Comprehensive income attributable to the Company	$106.8	$70.4	$88.8	$229.3

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2023	103.1	$—	$1,793.3	$3,710.6	$(655.8)	$4,848.1	$14.7	$4,862.8
Net income for three months ended March 31, 2024	—	—	—	46.7	—	46.7	—	46.7
Dividends on common shares	—	—	—	(54.9)	—	(54.9)	—	(54.9)
Repurchases of Company shares	(0.1)	—	(3.5)	—	—	(3.5)	—	(3.5)
Shares issued in connection with share-based compensation	0.7	—	(7.2)	(0.8)	—	(8.0)	—	(8.0)
Share-based compensation	—	—	23.4	—	—	23.4	—	23.4
Net activity related to noncontrolling interests	—	—	—	—	—	—	4.1	4.1
Other comprehensive loss	—	—	—	—	(64.7)	(64.7)	—	(64.7)
Balance at March 31, 2024	103.7	—	1,806.0	3,701.6	(720.5)	4,787.1	18.8	4,805.9
Net income for three months ended June 30, 2024	—	—	—	116.0	—	116.0	0.4	116.4
Dividends on common shares	—	—	—	(54.7)	—	(54.7)	—	(54.7)
Repurchases of Company shares	(0.7)	—	(40.7)	—	—	(40.7)	—	(40.7)
Shares issued in connection with share-based compensation	0.1	—	6.7	(1.0)	—	5.7	—	5.7
Share-based compensation	—	—	9.4	—	—	9.4	—	9.4
Net activity related to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	—	(9.2)	(9.2)	—	(9.2)
Balance at June 30, 2024	103.1	$—	$1,781.4	$3,761.9	$(729.7)	$4,813.6	$19.0	$4,832.6

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity – (Continued)

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2022	103.2	$—	$1,812.4	$3,714.3	$(868.9)	$4,657.8	$23.4	$4,681.2
Net income for three months ended March 31, 2023	—	—	—	45.9	—	45.9	0.1	46.0
Dividends on common shares	—	—	—	(53.8)	—	(53.8)	—	(53.8)
Repurchases of Company shares	(0.6)	—	(30.4)	—	—	(30.4)	—	(30.4)
Shares issued in connection with share-based compensation	0.7	—	(4.9)	(1.1)	—	(6.0)	—	(6.0)
Share-based compensation	—	—	23.0	—	—	23.0	—	23.0
Net activity related to noncontrolling interests	—	—	—	—	—	—	(1.1)	(1.1)
Other comprehensive income	—	—	—	—	113.0	113.0	—	113.0
Balance at March 31, 2023	103.3	—	1,800.1	3,705.3	(755.9)	4,749.5	22.4	4,771.9
Net income (loss) for three months ended June 30, 2023	—	—	—	138.5	—	138.5	(2.1)	136.4
Dividends on common shares	—	—	—	(53.6)	—	(53.6)	—	(53.6)
Repurchases of Company shares	(0.2)	—	(15.3)	—	—	(15.3)	—	(15.3)
Shares issued in connection with share-based compensation	0.1	—	6.0	(1.0)	—	5.0	—	5.0
Share-based compensation	—	—	9.0	—	—	9.0	—	9.0
Net activity related to noncontrolling interests	—	—	0.4	—	—	0.4	(5.8)	(5.4)
Other comprehensive loss	—	—	—	—	(68.1)	(68.1)	—	(68.1)
Balance at June 30, 2023	103.2	$—	$1,800.2	$3,789.2	$(824.0)	$4,765.4	$14.5	$4,779.9

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$163.1	$182.4
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	149.0	171.8
Depreciation and amortization	102.2	91.6
Amortization of premiums and accretion of discounts on debt securities, net	4.0	2.9
Net investment losses	4.2	1.1
Share-based compensation	32.8	32.0
Equity in earnings of affiliates, net	(3.0)	(1.8)
Dividends from equity method investments	3.3	3.8
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(179.4)	(179.5)
Net change in income tax accounts	47.8	41.5
Decrease (increase) in accounts and accrued income receivable	124.1	(22.4)
Decrease in accounts payable and accrued liabilities	(63.1)	(124.1)
Decrease in deferred revenue	(6.3)	(3.7)
Other, net	(42.7)	(18.9)
Cash provided by operating activities	336.0	176.7
Cash flows from investing activities:
Acquisitions/dispositions, net of cash acquired/divested	(6.3)	(18.0)
Net (increase) decrease in deposits with banks	(2.7)	6.7
Purchases of debt securities	(592.2)	(640.6)
Proceeds from sales of debt securities	361.9	903.0
Proceeds from maturities of debt securities	291.3	505.0
Purchases of equity securities	(34.2)	(133.6)
Proceeds from sales of equity securities	57.8	32.4
Net change in other investments	0.3	(0.6)
Advances under secured financing agreements	(10,879.5)	(6,407.2)
Collections of secured financings receivable	10,778.5	6,136.1
Capital expenditures	(108.4)	(139.5)
Proceeds from sales of property and equipment	—	0.1
Proceeds from insurance settlement	2.9	2.1
Cash (used for) provided by investing activities	(130.6)	245.9
Cash flows from financing activities:
Net change in deposits	(1,691.9)	789.7
Borrowings under secured financing agreements	10,709.2	6,376.3
Repayments of secured financings payable	(10,621.0)	(6,156.9)
Repayment of senior unsecured notes	—	(250.0)
Repayments of other notes and contracts payable	(1.5)	(3.5)
Net activity related to noncontrolling interests	4.1	(6.4)
Net payments in connection with share-based compensation	(2.3)	(1.0)
Repurchases of Company shares	(44.2)	(45.7)
Payments of cash dividends	(109.6)	(107.4)
Cash (used for) provided by financing activities	(1,757.2)	595.1
Effect of exchange rate changes on cash	(4.9)	4.7
Net (decrease) increase in cash and cash equivalents	(1,556.7)	1,022.4
Cash and cash equivalents—Beginning of period	3,605.3	1,223.5
Cash and cash equivalents—End of period	$2,048.6	$2,245.9
Supplemental information:
Cash paid (received) during the period for:
Interest	$78.1	$59.8
Premium taxes	$31.0	$49.3
Income taxes paid	$11.7	$13.3
Income tax refunds	$(12.8)	$(0.2)

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

Out-of-period adjustment

During the first quarter of 2024, the Company identified certain uncollectible balances related to fees within its title insurance and services segment, which primarily related to reporting periods in 2023 and prior, that should have been previously written off. To correct for this error, the Company recorded an adjustment, which increased other operating expenses and increased accounts payable and accrued liabilities by $6.2 million.

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

Note 2 –Trust Assets, Escrow and Other Deposits

The Company administers escrow deposits as a service to customers in its direct title operations. Escrow deposits totaled $9.8 billion and $10.6 billion at June 30, 2024 and December 31, 2023, respectively, of which $4.5 billion and $6.3 billion, respectively, were held at First American Trust, FSB (“FA Trust”). The remaining deposits were held at third-party financial institutions. Escrow deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

Trust assets administered by FA Trust totaled $4.7 billion and $4.4 billion at June 30, 2024 and December 31, 2023, respectively, of which $127.6 million and $197.1 million, respectively, were held at FA Trust. The remaining trust assets were held at third-party financial institutions. Trust assets, which are administered by FA Trust and held at third-party institutions, are fiduciary client assets. As such, these trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. The Company could be held contingently liable if FA Trust were to breach any of its fiduciary duties.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions and, as a result, the Company has ongoing programs for realizing economic benefits with various financial institutions. The results from these programs are included as either income or as a reduction in expense, as appropriate, in the condensed consolidated statements of income based on the nature of the arrangement and benefit received.

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $1.8 billion at June 30, 2024 and December 31, 2023. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $1.0 billion and $830.5 million at June 30, 2024 and December 31, 2023, respectively, of which $670.6 million and $485.7 million, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Deposit balances held at FA Trust are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.

Note 3 – Debt Securities

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated
(in millions)	cost	Gains	Losses	fair value
June 30, 2024
U.S. Treasury bonds	$163.5	$0.1	$(6.1)	$157.5
Municipal bonds	1,382.3	5.9	(143.2)	1,245.0
Foreign government bonds	223.4	0.4	(10.1)	213.7
Governmental agency bonds	213.7	—	(13.9)	199.8
Governmental agency mortgage-backed securities	4,315.9	1.6	(575.4)	3,742.1
U.S. corporate debt securities	1,095.7	4.0	(58.1)	1,041.6
Foreign corporate debt securities	498.2	3.6	(20.8)	481.0
	$7,892.7	$15.6	$(827.6)	$7,080.7
December 31, 2023
U.S. Treasury bonds	$203.3	$0.5	$(4.5)	$199.3
Municipal bonds	1,373.7	8.8	(136.7)	1,245.8
Foreign government bonds	228.4	1.4	(10.5)	219.3
Governmental agency bonds	207.7	0.2	(12.5)	195.4
Governmental agency mortgage-backed securities	4,396.2	6.3	(526.8)	3,875.7
U.S. corporate debt securities	1,007.0	6.6	(55.2)	958.4
Foreign corporate debt securities	478.9	5.8	(21.1)	463.6
	$7,895.2	$29.6	$(767.3)	$7,157.5

Sales of debt securities resulted in realized gains of $0.3 million and $1.1 million, realized losses of $1.3 million and $5.5 million and proceeds of $137.4 million and $361.9 million for the three and six months ended June 30, 2024, respectively. Sales of debt securities resulted in realized gains of $0.7 million and $6.2 million, realized losses of $3.5 million and $13.5 million and proceeds of $187.5 million and $903.0 million for the three and six months ended June 30, 2023, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities in an unrealized loss position, and their respective length of time in such position, are as follows:

	Less than 12 months		12 months or longer		Total
(in millions)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2024
U.S. Treasury bonds	$94.9	$(1.6)	$55.7	$(4.5)	$150.6	$(6.1)
Municipal bonds	99.3	(1.4)	1,010.8	(141.8)	1,110.1	(143.2)
Foreign government bonds	57.3	(0.1)	81.8	(10.0)	139.1	(10.1)
Governmental agency bonds	82.5	(0.7)	117.3	(13.2)	199.8	(13.9)
Governmental agency mortgage-backed securities	363.7	(3.7)	3,283.7	(571.7)	3,647.4	(575.4)
U.S. corporate debt securities	161.3	(1.9)	587.9	(56.2)	749.2	(58.1)
Foreign corporate debt securities	68.5	(0.8)	250.2	(20.0)	318.7	(20.8)
	$927.5	$(10.2)	$5,387.4	$(817.4)	$6,314.9	$(827.6)
December 31, 2023
U.S. Treasury bonds	$8.2	$(0.1)	$55.4	$(4.4)	$63.6	$(4.5)
Municipal bonds	107.4	(0.9)	956.8	(135.8)	1,064.2	(136.7)
Foreign government bonds	33.3	(0.1)	101.4	(10.4)	134.7	(10.5)
Governmental agency bonds	0.4	—	118.9	(12.5)	119.3	(12.5)
Governmental agency mortgage-backed securities	338.3	(6.6)	3,225.3	(520.2)	3,563.6	(526.8)
U.S. corporate debt securities	45.1	(0.4)	602.5	(54.8)	647.6	(55.2)
Foreign corporate debt securities	19.3	(0.1)	267.3	(21.0)	286.6	(21.1)
	$552.0	$(8.2)	$5,327.6	$(759.1)	$5,879.6	$(767.3)

Based on the Company’s review of its debt securities in an unrealized loss position it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at June 30, 2024. As of June 30, 2024, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

In determining credit losses on its debt securities in an unrealized loss position, the Company considers certain factors that may include, among others, severity of the unrealized loss, security type, industry sector, credit rating, yield to maturity, profitability and stock performance.

In the normal course of operations, the Company may seek to optimize its investment portfolio and prospective investment returns by selling certain debt securities in an unrealized loss (or gain) position for which such unrealized loss or gain has been deferred in other comprehensive income. Sales of such debt securities could result in the realization of material gains or losses recorded in net income in the period the debt securities are sold.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at June 30, 2024, by contractual maturities, are as follows:

(in millions)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$6.7	$137.0	$4.7	$15.1	$163.5
Estimated fair value	$6.7	$132.3	$4.7	$13.8	$157.5
Municipal bonds
Amortized cost	13.1	403.4	462.0	503.8	1,382.3
Estimated fair value	12.9	370.2	393.3	468.6	1,245.0
Foreign government bonds
Amortized cost	8.9	139.2	68.7	6.6	223.4
Estimated fair value	8.8	138.9	60.2	5.8	213.7
Governmental agency bonds
Amortized cost	36.3	130.3	1.5	45.6	213.7
Estimated fair value	35.6	126.1	1.4	36.7	199.8
U.S. corporate debt securities
Amortized cost	18.7	723.7	272.6	80.7	1,095.7
Estimated fair value	18.6	686.5	266.5	70.0	1,041.6
Foreign corporate debt securities
Amortized cost	28.7	312.5	125.0	32.0	498.2
Estimated fair value	28.2	302.5	121.9	28.4	481.0
Total debt securities (excluding mortgage-backed securities)
Amortized cost	$112.4	$1,846.1	$934.5	$683.8	$3,576.8
Estimated fair value	$110.8	$1,756.5	$848.0	$623.3	$3,338.6
Total mortgage-backed securities
Amortized cost					4,315.9
Estimated fair value					3,742.1
Total debt securities
Amortized cost					$7,892.7
Estimated fair value					$7,080.7

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio at June 30, 2024, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$157.5	100.0%	$—	—%	$—	—%	$157.5
Municipal bonds	1,220.9	98.1	22.4	1.8	1.7	0.1	1,245.0
Foreign government bonds	208.4	97.5	4.6	2.2	0.7	0.3	213.7
Governmental agency bonds	199.8	100.0	—	—	—	—	199.8
Governmental agency mortgage- backed securities	3,742.1	100.0	—	—	—	—	3,742.1
U.S. corporate debt securities	494.8	47.5	386.0	37.1	160.8	15.4	1,041.6
Foreign corporate debt securities	250.9	52.1	190.8	39.7	39.3	8.2	481.0
	$6,274.4	88.6%	$603.8	8.5%	$202.5	2.9%	$7,080.7

Included in debt securities at June 30, 2024, were bank loans totaling $120.6 million, of which $110.8 million were non-investment grade; high yield corporate debt securities totaling $84.5 million, all of which were non-investment grade; and emerging market debt securities totaling $40.9 million, of which $5.5 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at June 30, 2024, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$150.6	100.0%	$—	—%	$—	—%	$150.6
Municipal bonds	1,092.5	98.4	17.3	1.6	0.3	—	1,110.1
Foreign government bonds	137.2	98.6	1.2	0.9	0.7	0.5	139.1
Governmental agency bonds	199.8	100.0	—	—	—	—	199.8
Governmental agency mortgage- backed securities	3,647.4	100.0	—	—	—	—	3,647.4
U.S. corporate debt securities	400.7	53.5	295.5	39.4	53.0	7.1	749.2
Foreign corporate debt securities	184.7	58.0	117.7	36.9	16.3	5.1	318.7
	$5,812.9	92.1%	$431.7	6.8%	$70.3	1.1%	$6,314.9

Debt securities in an unrealized loss position at June 30, 2024, included bank loans totaling $20.7 million, of which $19.6 million were non-investment grade; high yield corporate debt securities totaling $46.1 million, all of which were non-investment grade; and emerging market debt securities totaling $32.5 million, of which $4.3 million were non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 4 – Equity Securities

Investments in equity securities, by accounting classification, are summarized as follows:

(in millions)	June 30, 2024	December 31, 2023
Marketable equity securities	$389.9	$436.9
Non-marketable equity securities	225.8	224.1
Equity method investments	94.4	74.6
	$710.1	$735.6

Investments in marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized losses	Estimated fair value
June 30, 2024
Common stocks	$402.4	$(25.7)	$376.7
Preferred stocks	13.8	(0.6)	13.2
	$416.2	$(26.3)	$389.9
December 31, 2023
Common stocks	$429.4	$(4.9)	$424.5
Preferred stocks	15.7	(3.3)	12.4
	$445.1	$(8.2)	$436.9

Net losses of $12.2 million and $1.3 million resulting from changes in the fair values of marketable equity securities were recognized for the three and six months ended June 30, 2024, respectively, which included net unrealized losses of $13.2 million and $2.7 million on securities still held at June 30, 2024, respectively. Included in net losses during the three and six months ended June 30, 2024, were unrealized losses of $18.8 million and $29.8 million, respectively, related to the Company's investment in Offerpad Solutions Inc. ("Offerpad"), a tech-enabled real estate company. Net gains of $37.5 million and $49.9 million resulting from changes in the fair values of marketable equity securities were recognized for the three and six months ended June 30, 2023, respectively, which included net unrealized gains of $39.5 million and $51.2 million on securities still held at June 30, 2023, respectively. Included in net gains during the three and six months ended June 30, 2023, were unrealized gains of $25.9 million and $26.5 million, respectively, related to the Company's investment in Offerpad.

A summary of the changes in the carrying amounts of non-marketable equity securities, which primarily relate to the Company's venture investment portfolio, for the three and six months ended June 30, 2024 and 2023, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Carrying amount, beginning of period	$226.1	$384.7	$224.1	$395.8
Net additions	1.3	0.8	3.1	6.8
Gross unrealized gains	1.2	—	1.4	—
Gross unrealized losses and impairments	(2.8)	(22.6)	(2.8)	(39.7)
Carrying amount, end of period	$225.8	$362.9	$225.8	$362.9

Cumulative gross unrealized gains and cumulative gross unrealized losses and impairments related to non-marketable equity securities at June 30, 2024 and December 31, 2023, are summarized as follows:

(in millions)	June 30, 2024	December 31, 2023
Cumulative gross unrealized gains	$244.8	$243.3
Cumulative gross unrealized losses and impairments	$325.2	$322.4

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 5 – Allowance for Credit Losses – Accounts Receivable

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period	$20.8	$20.6	$21.8	$21.3
Provision for expected credit losses	2.1	2.1	2.8	2.8
Write-offs/recoveries	(1.5)	(1.8)	(3.2)	(3.2)
Balance at end of period	$21.4	$20.9	$21.4	$20.9

Note 6 – Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the six months ended June 30, 2024, is as follows:

(in millions)	Title Insurance and Services	Home Warranty	Total
Balance at beginning of period	$1,766.6	$40.9	$1,807.5
Acquisitions	2.8	—	2.8
Foreign currency translation	(2.0)	—	(2.0)
Balance at end of period	$1,767.4	$40.9	$1,808.3

Note 7 – Other Intangible Assets

Other intangible assets are summarized as follows:

(in millions)	June 30, 2024	December 31, 2023
Finite-lived intangible assets:
Customer relationships	$191.6	$191.4
Noncompete agreements	10.7	28.2
Trademarks	70.6	70.6
Internal-use software licenses	16.7	16.5
Patents	2.8	2.8
	292.4	309.5
Accumulated amortization	(171.9)	(172.6)
	120.5	136.9
Indefinite-lived intangible assets:
Licenses	16.9	16.9
	$137.4	$153.8

Amortization expense for finite-lived intangible assets was $11.2 million and $23.5 million for the three and six months ended June 30, 2024, respectively, and $12.6 million and $26.1 million for the three and six months ended June 30, 2023, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in millions)
Remainder of 2024	$19.4
2025	$28.7
2026	$26.5
2027	$11.9
2028	$7.4
2029	$5.2

Note 8 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Six Months Ended June 30,
(in millions)	2024	2023
Balance at beginning of period	$1,282.4	$1,325.3
Provision related to:
Current year	165.7	174.4
Prior years	(16.7)	(2.6)
	149.0	171.8
Payments, net of recoveries, related to:
Current year	75.8	78.6
Prior years	103.6	100.9
	179.4	179.5
Other	0.2	4.6
Balance at end of period	$1,252.2	$1,322.2

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 3.0% and 3.5% for the three and six months ended June 30, 2024 and 2023, respectively.

The 3.0% loss provision rate for the three and six months ended June 30, 2024 reflects an ultimate loss rate of 3.75% for the 2024 policy year and reserve releases of 0.75%, or $8.6 million and $15.9 million, respectively, for prior policy years, all based on title insurance premiums and escrow fees for the three and six months ended June 30, 2024.

The 3.5% loss provision rate for the three and six months ended June 30, 2023 reflected an ultimate loss rate of 3.75% for the 2023 policy year and reserve releases of 0.25%, or $2.9 million and $5.4 million, respectively, for prior policy years, all based on title insurance premiums and escrow fees for the three and six months ended June 30, 2023.

A summary of the Company’s loss reserves is as follows:

(dollars in millions)	June 30, 2024		December 31, 2023
Known title claims	$54.8	4.4%	$55.5	4.3%
Incurred but not reported claims	1,156.9	92.4%	1,186.5	92.5%
Total title claims	1,211.7	96.8%	1,242.0	96.8%
Non-title claims	40.5	3.2%	40.4	3.2%
Total loss reserves	$1,252.2	100.0%	$1,282.4	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 23.2% and 22.3% for the three and six months ended June 30, 2024, respectively, and 23.4% and 23.3% for the three and six months ended June 30, 2023, respectively. The effective income tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense. The effective income tax rates also reflect the impact on pretax earnings from losses and impairments on equity investments. In addition, the effective income tax rates for 2024 reflect tax credits claimed in the current year.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary. The factors used in assessing the likelihood of realization include forecasts of future taxable income and available tax planning strategies that could be implemented. The Company’s ability to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets. As of June 30, 2024 and December 31, 2023, the Company carried a valuation allowance of $13.7 million. Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

As of June 30, 2024 and December 31, 2023, the liabilities for income taxes associated with uncertain tax positions were $15.2 million and $12.4 million, respectively. The net increase in the liability during 2024 was primarily attributable to positions taken on the Company’s tax returns for current and prior years. The liabilities as of June 30, 2024 and December 31, 2023 could be reduced by $1.0 million and $0.8 million, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments, and state income taxes. The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties, net of tax benefits, related to uncertain tax positions were not material as of June 30, 2024 and December 31, 2023.

It is reasonably possible that the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may increase or decrease within the next 12 months. Any such change may be the result of either ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. As of June 30, 2024, the Company is, generally, no longer subject to income tax examinations for U.S. federal, state and non-U.S. jurisdictions for years prior to 2020, 2019 and 2014, respectively.

Effective in calendar year 2024, the Company is subject to international anti-base erosion rules that assess a minimum tax rate of 15% in the jurisdictions in which it operates. Commonly known as “Pillar II,” these rules apply to large multinational enterprises and are designed to address the tax challenges arising from the globalization and digitalization of the economy. The Company has calculated the minimum tax on a jurisdiction-by-jurisdiction basis and has determined that the resulting tax is not material to its financial results.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Numerator
Net income attributable to the Company	$116.0	$138.5	$162.7	$184.4
Denominator
Basic weighted-average shares	104.1	104.3	104.1	104.4
Effect of dilutive restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”)	0.2	0.2	0.3	0.2
Diluted weighted-average shares	104.3	104.5	104.4	104.6
Net income per share attributable to the Company’s stockholders
Basic	$1.11	$1.33	$1.56	$1.77
Diluted	$1.11	$1.33	$1.56	$1.76

For the three and six months ended June 30, 2024, 11 thousand and 27 thousand RSUs, respectively, were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect. For the three and six months ended June 30, 2023, 171 thousand and 172 thousand RSUs and 19 thousand and 11 thousand PRSUs, respectively, were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect.

Note 11 – Employee Benefit Plans

Net periodic benefit costs related to the Company’s unfunded supplemental benefit pension plans are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Expense:
Service costs	$0.1	$—	$0.1	$—
Interest costs	2.4	2.6	4.8	5.1
Amortization of net actuarial loss	0.5	0.6	1.1	1.1
	$3.0	$3.2	$6.0	$6.2

The Company contributed $7.6 million to its unfunded supplemental benefit pension plans during the six months ended June 30, 2024 and expects to contribute an additional $8.6 million during the remainder of 2024.

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of June 30, 2024 and December 31, 2023:

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2024
Debt securities:
U.S. Treasury bonds	$157.5	$—	$157.5	$—
Municipal bonds	1,245.0	—	1,245.0	—
Foreign government bonds	213.7	—	213.7	—
Governmental agency bonds	199.8	—	199.8	—
Governmental agency mortgage-backed securities	3,742.1	—	3,742.1	—
U.S. corporate debt securities	1,041.6	—	1,041.6	—
Foreign corporate debt securities	481.0	—	481.0	—
	7,080.7	—	7,080.7	—
Equity securities:
Common stocks	376.7	376.7	—	—
Preferred stocks	13.2	13.2	—	—
	389.9	389.9	—	—
Mortgage loans held for sale	13.1	—	12.6	0.5
Total	$7,483.7	$389.9	$7,093.3	$0.5

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of June 30, 2024 and December 31, 2023:

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
June 30, 2024
Assets:
Cash and cash equivalents	$2,048.6	$2,048.6	$2,048.6	$—	$—
Deposits with banks	$56.4	$56.1	$6.4	$49.7	$—
Notes receivable, net	$23.8	$24.6	$—	$—	$24.6
Secured financings receivable	$741.0	$741.0	$—	$741.0	$—
Liabilities:
Secured financings payable	$641.5	$641.5	$—	$641.5	$—
Notes and contracts payable	$1,399.7	$1,229.8	$—	$1,220.6	$9.2

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2023
Assets:
Cash and cash equivalents	$3,605.3	$3,605.3	$3,605.3	$—	$—
Deposits with banks	$55.8	$55.6	$4.0	$51.6	$—
Notes receivable, net	$22.4	$23.2	$—	$—	$23.2
Secured financings receivable	$636.5	$636.5	$—	$636.5	$—
Liabilities:
Secured financings payable	$553.3	$553.3	$—	$553.3	$—
Notes and contracts payable	$1,393.9	$1,219.6	$—	$1,215.4	$4.2

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 13 – Share-Based Compensation

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Expense:
RSUs	$6.9	$6.8	$25.8	$25.8
PRSUs	1.1	0.7	3.5	2.5
Employee stock purchase plan	1.4	1.5	3.5	3.7
	$9.4	$9.0	$32.8	$32.0

The following table summarizes RSU and PRSU activity for the six months ended June 30, 2024:

(in millions, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2023	1.0	$64.19
Granted during 2024	0.8	$57.69
Vested during 2024	(0.7)	$60.47
Unvested at June 30, 2024	1.1	$61.73

Note 14 – Stockholders’ Equity

The Company maintains a stock repurchase plan with authorization up to $400.0 million, of which $169.6 million remained as of June 30, 2024. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the six months ended June 30, 2024, the Company repurchased and retired 811 thousand shares of its common stock for a total purchase price of $44.2 million and, as of June 30, 2024, repurchased and retired 4.3 million shares of its common stock under the current authorization for a total purchase price of $230.4 million.

Note 15 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the six months ended June 30, 2024:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(553.6)	$(64.9)	$(37.3)	$(655.8)
Change in unrealized losses on debt securities	(74.3)	—	—	(74.3)
Change in foreign currency translation adjustment	—	(18.9)	—	(18.9)
Amortization of net actuarial loss	—	—	1.1	1.1
Tax effect	17.9	0.6	(0.3)	18.2
Balance at June 30, 2024	$(610.0)	$(83.2)	$(36.5)	$(729.7)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended June 30, 2024 and 2023:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended June 30, 2024
Pretax change before reclassifications	$(8.4)	$(4.0)	$—	$(12.4)
Reclassifications out of AOCI	1.0	—	0.5	1.5
Tax effect	1.6	0.2	(0.1)	1.7
Total other comprehensive (loss) income, net of tax	$(5.8)	$(3.8)	$0.4	$(9.2)
Three Months Ended June 30, 2023
Pretax change before reclassifications	$(108.3)	$11.5	$—	$(96.8)
Reclassifications out of AOCI	2.8	—	0.6	3.4
Tax effect	25.8	(0.3)	(0.2)	25.3
Total other comprehensive (loss) income, net of tax	$(79.7)	$11.2	$0.4	$(68.1)

The following table presents the other comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2024 and 2023:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Six Months Ended June 30, 2024
Pretax change before reclassifications	$(78.7)	$(18.9)	$—	$(97.6)
Reclassifications out of AOCI	4.4	—	1.1	5.5
Tax effect	17.9	0.6	(0.3)	18.2
Total other comprehensive (loss) income, net of tax	$(56.4)	$(18.3)	$0.8	$(73.9)
Six Months Ended June 30, 2023
Pretax change before reclassifications	$33.7	$14.1	$—	$47.8
Reclassifications out of AOCI	7.3	—	1.1	8.4
Tax effect	(10.6)	(0.3)	(0.4)	(11.3)
Total other comprehensive income, net of tax	$30.4	$13.8	$0.7	$44.9

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023	Affected line items
Unrealized gains (losses) on debt securities:
Net realized losses on sales of debt securities	$(1.0)	$(2.8)	$(4.4)	$(7.3)	Net investment (losses) gains
Tax effect	$0.3	$0.8	$1.1	$1.9
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(0.5)	$(0.6)	$(1.1)	$(1.1)	Other operating expenses
Tax effect	$0.1	$0.2	$0.3	$0.4

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

With respect to the Company’s outstanding ordinary course lawsuits and proceedings, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s ordinary course lawsuits include putative or purported class action lawsuits, which challenge practices in the Company’s title insurance and settlement services businesses.

The Company’s title insurance, property and casualty insurance, home warranty, mortgage subservicing, banking, trust and wealth management businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies. Currently, governmental agencies are examining or investigating certain of the Company’s operations.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended June 30, 2024:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,521.9	$177.4	$50.9	$58.5
Home Warranty	106.8	16.5	1.1	1.5
Corporate and Eliminations	(16.4)	(42.3)	0.1	—
	$1,612.3	$151.6	$52.1	$60.0

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$533.0	$616.3	$240.9	$125.7	$6.0	$1,521.9
Home Warranty	99.6	—	5.8	1.1	0.3	106.8
Corporate and Eliminations	0.1	—	(0.1)	3.1	(19.5)	(16.4)
	$632.7	$616.3	$246.6	$129.9	$(13.2)	$1,612.3

For the three months ended June 30, 2023:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,530.7	$185.7	$44.8	$74.9
Home Warranty	106.5	14.3	1.1	2.3
Corporate and Eliminations	9.7	(21.9)	0.2	—
	$1,646.9	$178.1	$46.1	$77.2

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains	Total Revenues
Title Insurance and Services	$516.8	$624.7	$244.4	$141.9	$2.9	$1,530.7
Home Warranty	98.5	—	5.9	1.4	0.7	106.5
Corporate and Eliminations	—	—	—	7.0	2.7	9.7
	$615.3	$624.7	$250.3	$150.3	$6.3	$1,646.9

For the six months ended June 30, 2024:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,841.7	$250.1	$99.7	$118.1
Home Warranty	212.0	36.8	2.4	3.4
Corporate and Eliminations	(16.8)	(77.0)	0.1	—
	$3,036.9	$209.9	$102.2	$121.5

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$936.2	$1,180.1	$458.1	$242.4	$24.9	$2,841.7
Home Warranty	197.3	—	11.7	2.0	1.0	212.0
Corporate and Eliminations	0.1	—	(0.2)	13.4	(30.1)	(16.8)
	$1,133.6	$1,180.1	$469.6	$257.8	$(4.2)	$3,036.9

For the six months ended June 30, 2023:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$2,879.3	$273.9	$89.0	$141.2
Home Warranty	210.2	30.2	2.4	3.5
Corporate and Eliminations	3.5	(66.4)	0.2	—
	$3,093.0	$237.7	$91.6	$144.7

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$922.4	$1,215.1	$465.9	$266.5	$9.4	$2,879.3
Home Warranty	195.1	—	11.4	2.8	0.9	210.2
Corporate and Eliminations	—	—	(0.1)	15.0	(11.4)	3.5
	$1,117.5	$1,215.1	$477.2	$284.3	$(1.1)	$3,093.0

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

Recently Adopted Accounting Pronouncements

See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements.

Pending Accounting Pronouncements

See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements.

Results of Operations

Summary

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Total Revenues by Segment
Title Insurance and Services	$1,521.9	$1,530.7	$(8.8)	(0.6)%	$2,841.7	$2,879.3	$(37.6)	(1.3)%
Home Warranty	106.8	106.5	0.3	0.3	212.0	210.2	1.8	0.9
Corporate and Eliminations	(16.4)	9.7	(26.1)	(269.1)	(16.8)	3.5	(20.3)	NM1
	$1,612.3	$1,646.9	$(34.6)	(2.1)%	$3,036.9	$3,093.0	$(56.1)	(1.8)%

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

The Company’s total revenues decreased $34.6 million, or 2.1%, in the second quarter of 2024 when compared with the second quarter of 2023. This decrease was primarily attributable to a decline in net investment income of $20.4 million, or 13.6% and net investment losses of $13.2 million in the current quarter compared to $6.3 million in net investment gains recognized in the prior year. In the title insurance and services segment, direct premiums and escrow fees from domestic commercial and residential refinance transactions decreased $1.2 million, or 0.7%, and $2.0 million, or 8.9%, respectively, while direct premiums and escrow fees from domestic residential purchase transactions increased $11.2 million, or 4.3%, in the second quarter of 2024 when compared to the second quarter of 2023.

According to the Mortgage Bankers Association’s July 19, 2024 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) are forecasted to decrease 7.3% in the second quarter of 2024 when compared with the second quarter of 2023. According to the MBA Forecast, the dollar amount of purchase originations are forecasted to decrease 9.4%. This volume of domestic residential mortgage origination activity contributed to an increase of 4.3% in direct premiums and escrow fees for the Company’s direct title operations from domestic residential purchase transactions and a decrease of 8.9% from domestic refinance transactions in the second quarter of 2024 when compared with the second quarter of 2023.

During the second quarter of 2024, the level of domestic title orders opened per day by the Company’s direct title operations decreased 2.9% when compared with the second quarter of 2023. Commercial opened orders per day decreased 1.8%, while residential purchase and refinance opened orders per day increased 0.5% and 6.3%, respectively, when compared with the second quarter of 2023.

Title Insurance and Services

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues
Direct premiums and escrow fees	$533.0	$516.8	$16.2	3.1%	$936.2	$922.4	$13.8	1.5%
Agent premiums	616.3	624.7	(8.4)	(1.3)	1,180.1	1,215.1	(35.0)	(2.9)
Information and other	240.9	244.4	(3.5)	(1.4)	458.1	465.9	(7.8)	(1.7)
Net investment income	125.7	141.9	(16.2)	(11.4)	242.4	266.5	(24.1)	(9.0)
Net investment gains	6.0	2.9	3.1	106.9	24.9	9.4	15.5	164.9
	1,521.9	1,530.7	(8.8)	(0.6)	2,841.7	2,879.3	(37.6)	(1.3)
Expenses
Personnel costs	485.6	485.0	0.6	0.1	938.1	943.8	(5.7)	(0.6)
Premiums retained by agents	492.2	496.4	(4.2)	(0.8)	940.0	965.4	(25.4)	(2.6)
Other operating expenses	243.6	243.1	0.5	0.2	477.3	467.2	10.1	2.2
Provision for policy losses and other claims	34.5	39.9	(5.4)	(13.5)	63.5	74.8	(11.3)	(15.1)
Depreciation and amortization	50.9	44.8	6.1	13.6	99.7	89.0	10.7	12.0
Premium taxes	14.3	14.3	—	—	27.2	27.8	(0.6)	(2.2)
Interest	23.4	21.5	1.9	8.8	45.8	37.4	8.4	22.5
	1,344.5	1,345.0	(0.5)	—	2,591.6	2,605.4	(13.8)	(0.5)
Income before income taxes	$177.4	$185.7	$(8.3)	(4.5)%	$250.1	$273.9	$(23.8)	(8.7)%
Pretax margins	11.7%	12.1%	(0.4)%	(3.3)%	8.8%	9.5%	(0.7)%	(7.4)%

Direct premiums and escrow fees were $533.0 million and $936.2 million for the three and six months ended June 30, 2024, respectively, increases of $16.2 million, or 3.1%, and $13.8 million, or 1.5%, when compared with the respective periods of the prior year. The increases were due to increases in domestic average revenues per order, partially offset by reductions in the number of domestic title orders closed by the Company’s direct title operations. Domestic average revenues per order closed were $3,818 and $3,682 for the three and six months ended June 30, 2024, respectively, increases of 4.9% and 3.9% when compared with $3,640 and $3,544 for the respective periods of the prior year, which was due to a shift in mix from lower premium default transactions to higher premium commercial transactions and an increase in average revenues per order on purchase transactions. The Company’s direct title operations closed 124,700 and 227,400 domestic title orders during the three and six months ended June 30, 2024, respectively, decreases of 2.8% and 3.2% when compared with 128,300 and 234,900 domestic title orders closed during the respective periods of the prior year, which were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast. Domestic residential refinance orders closed per day decreased by 4.9% and 4.1%, respectively, and domestic residential purchase orders closed per day increased by 0.5% and 0.4%, respectively, for the three and six months ended June 30, 2024, when compared to the respective periods of the prior year.

Agent premiums were $616.3 million and $1.2 billion for the three and six months ended June 30, 2024, respectively, decreases of $8.4 million, or 1.3%, and $35.0 million, or 2.9%, when compared with the respective periods of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity. The decrease in agent premiums for the three months ended June 30, 2024 is generally consistent with the 0.6% decrease in the Company’s direct premiums and escrow fees in the first quarter of 2024 as compared with the first quarter of 2023.

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

Information and other revenues were $240.9 million and $458.1 million for the three and six months ended June 30, 2024, respectively, decreases of $3.5 million, or 1.4%, and $7.8 million, or 1.7%, when compared with the respective periods of the prior year. The decreases were primarily due to the increased capture rate of title premiums from an affiliated title agent, which caused decreases in information and other revenues and comparable increases in direct premiums and escrow fees.

Net investment income totaled $125.7 million and $242.4 million for the three and six months ended June 30, 2024, respectively, decreases of $16.2 million, or 11.4%, and $24.1 million, or 9.0%, when compared with the respective periods of the prior year. The decreases in investment income were primarily driven by declines in the Company’s escrow and tax-deferred property exchange balances, partially offset by an increase in interest income from the Company’s warehouse lending business.

Net investment gains of $6.0 million and $24.9 million for the three and six months ended June 30, 2024, respectively, were primarily attributable to changes in the fair values of marketable equity securities, partially offset by losses recognized on sales of debt securities. Net investment gains of $2.9 million and $9.4 million for the three and six months ended June 30, 2023, respectively, were primarily attributable to changes in the fair values of marketable equity securities, partially offset by losses recognized on sales of debt securities and losses recognized on the sale of a title plant.

Personnel costs were $485.6 million and $938.1 million for the three and six months ended June 30, 2024, respectively, an increase of $0.6 million, or 0.1%, and a decrease of $5.7 million, or 0.6%, when compared with the respective periods of the prior year. The increase for the three months ended June 20, 2024, was primarily attributable to higher incentive compensation and payroll tax expense, partially offset by lower employee benefits expense. The decrease for the six months ended June 30, 2024 was due to reductions in salary, employee benefits and severance expense, partially offset by increases in incentive compensation and payroll tax expense.

Agents retained $492.2 million and $940.0 million of title premiums generated by agency operations for the three and six months ended June 30, 2024, respectively, which compares with $496.4 million and $965.4 million for the respective periods of the prior year. The percentage of title premiums retained by agents was 79.9% and 79.7% for the three and six months ended June 30, 2024, respectively, compared to 79.5% for the respective periods of the prior year.

Other operating expenses totaling $243.6 million for the three months ended June 30, 2024 were flat with the respective period of the prior year. Other operating expenses were $477.3 million for the six months ended June 30, 2024, an increase of $10.1 million, or 2.2%, when compared with the respective period of the prior year. The increase for the six months ended June 30, 2024 was primarily due to an out-of-period adjustment of $6.2 million recorded in the first quarter of 2024 to write-off certain uncollectible balances related to fees that should have been previously written off. The increase also reflects higher legal and software expense, partially offset by a decline in professional services expense.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 3.0% and 3.5% for the three and six months ended June 30, 2024 and 2023, respectively. The 3.0% loss provision rate for the three and six months ended June 30, 2024 reflects an ultimate loss rate of 3.75% for the 2024 policy year and reserve releases of 0.75%, or $8.6 million and $15.9 million, respectively, for prior policy years, all based on title insurance premiums and escrow fees for the three and six months ended June 30, 2024. The 3.5% loss provision rate for the three and six months ended June 30, 2023 reflected an ultimate loss rate of 3.75% for the 2023 policy year and reserve releases of 0.25%, or $2.9 million and $5.4 million, respectively, for prior policy years, all based on title insurance premiums and escrow fees for the three and six months ended June 30, 2023.

Depreciation and amortization expense was $50.9 million and $99.7 million for the three and six months ended June 30, 2024, respectively, increases of $6.1 million, or 13.6%, and $10.7 million, or 12.0%, when compared with the respective periods of the prior year. The increases were primarily due to higher amortization of capitalized software from recently deployed digital settlement products.

Premium taxes totaling $14.3 million for the three months ended June 30, 2024 were flat with the respective period of the prior year. Premium taxes were $27.2 million for the six months ended June 30, 2024, a decrease of $0.6 million, or 2.2%, when compared with the respective period of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.2% and 1.3% for the three and six months ended June 30, 2024, respectively, and 1.3% for the three and six months ended June 30, 2023, respectively.

Interest expense was $23.4 million and $45.8 million for the three and six months ended June 30, 2024, respectively, increases of $1.9 million, or 8.8%, and $8.4 million, or 22.5%, respectively, when compared with the respective periods of the prior year. The increases were primarily attributable to higher interest expense in the Company’s warehouse lending business.

Pretax margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to the relatively high proportion of fixed costs in the title insurance business, pretax margins generally improve as closed order volumes increase. Pretax margins for the segment are also impacted by (1) net investment income and net investment gains or losses, which may not move in the same direction as closed order volumes, (2) the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity and (3) the percentage of title insurance premiums generated by agency operations as margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The title insurance and services segment recorded pretax margins of 11.7% and 8.8% for the three and six months ended June 30, 2024, respectively, compared with 12.1% and 9.5% in the respective periods of the prior year.

Home Warranty

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues
Direct premiums	$99.6	$98.5	$1.1	1.1%	$197.3	$195.1	$2.2	1.1%
Information and other	5.8	5.9	(0.1)	(1.7)	11.7	11.4	0.3	2.6
Net investment income	1.1	1.4	(0.3)	(21.4)	2.0	2.8	(0.8)	(28.6)
Net investment gains	0.3	0.7	(0.4)	(57.1)	1.0	0.9	0.1	11.1
	106.8	106.5	0.3	0.3	212.0	210.2	1.8	0.9
Expenses
Personnel costs	20.8	20.5	0.3	1.5	40.6	39.7	0.9	2.3
Other operating expenses	21.6	20.9	0.7	3.3	43.7	41.5	2.2	5.3
Provision for policy losses and other claims	45.6	48.5	(2.9)	(6.0)	86.3	94.2	(7.9)	(8.4)
Depreciation and amortization	1.1	1.1	—	—	2.4	2.4	—	—
Premium taxes	1.2	1.2	—	—	2.2	2.2	—	—
	90.3	92.2	(1.9)	(2.1)	175.2	180.0	(4.8)	(2.7)
Income before income taxes	$16.5	$14.3	$2.2	15.4%	$36.8	$30.2	$6.6	21.9%
Pretax margins	15.4%	13.4%	2.0%	14.9%	17.4%	14.4%	3.0%	20.8%

Direct premiums were $99.6 million and $197.3 million for the three and six months ended June 30, 2024, respectively, increases of $1.1 million, or 1.1%, and $2.2 million, or 1.1%, when compared with the respective periods of the prior year. The increases were primarily attributable to an increase in policy renewals.

Personnel costs and other operating expenses totaled $42.4 million and $84.3 million for the three and six months ended June 30, 2024, respectively, increases of $1.0 million, or 2.4%, and $3.1 million, or 3.8%, when compared with the respective periods of the prior year. The increases were primarily attributable to higher advertising, postage, and salary expense.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 45.8% and 43.7% for the three and six months ended June 30, 2024, respectively, compared with 49.2% and 48.3% for the respective periods of the prior year. The decreases in the claims rates were primarily attributable to lower claims severity, partially offset by higher claims frequency.

A large part of the revenues for the home warranty segment are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of the provision for losses, the majority of the expenses for this segment are variable in nature and, therefore, generally fluctuate with revenue. Accordingly, pretax margins (before loss expense) are relatively constant, although, as a result of some fixed expenses, profit margins (before loss expense) should nominally improve as premium revenues increase. Pretax margins are also impacted by net investment income and net investment gains or losses, which may not move in the same direction as premium revenues. The home warranty segment recorded pretax margins of 15.4% and 17.4% for the three and six months ended June 30, 2024, respectively, compared with 13.4% and 14.4% in the respective periods of the prior year.

Corporate

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues
Information and other	$—	$(0.1)	$0.1	100.0%	$—	$—	$—	—%
Net investment income	3.7	7.3	(3.6)	(49.3)	14.4	15.5	(1.1)	(7.1)
Net investment (losses) gains	(19.5)	2.8	(22.3)	NM1	(30.1)	(11.4)	(18.7)	(164.0)
	(15.8)	10.0	(25.8)	(258.0)	(15.7)	4.1	(19.8)	(482.9)
Expenses
Personnel costs	2.6	9.0	(6.4)	(71.1)	15.1	18.6	(3.5)	(18.8)
Other operating expenses	12.0	8.7	3.3	37.9	22.0	22.5	(0.5)	(2.2)
Provision for policy losses and other claims	(0.6)	1.0	(1.6)	(160.0)	(0.8)	2.8	(3.6)	(128.6)
Depreciation and amortization	0.1	0.1	—	—	0.1	0.1	—	—
Interest	12.4	13.1	(0.7)	(5.3)	24.9	26.5	(1.6)	(6.0)
	26.5	31.9	(5.4)	(16.9)%	61.3	70.5	(9.2)	(13.0)%
Loss before income taxes	$(42.3)	$(21.9)	$(20.4)	(93.2)%	$(77.0)	$(66.4)	$(10.6)	(16.0)%

(1)
Not meaningful

Net investment income totaled $3.7 million and $14.4 million for the three and six months ended June 30, 2024, respectively, compared with $7.3 million and $15.5 million in the respective periods of the prior year. The changes in net investment income were primarily attributable to fluctuations in earnings on investments associated with the Company’s deferred compensation plan.

Net investment losses of $19.5 million and $30.1 million for the three and six months ended June 30, 2024 were primarily related to unrealized losses on the Company's investment in Offerpad. Net investment gains of $2.8 million and net investment losses of $11.4 million for the three and six months ended June 30, 2023, respectively, were primarily related to unrealized gains on the Company's investment in Offerpad, partially offset by unrealized losses and impairment charges on non-marketable equity investments within the Company's venture investment portfolio.

Personnel costs and other operating expenses totaled $14.6 million and $37.1 million for the three and six months ended June 30, 2024, respectively, compared with $17.7 million and $41.1 million for the respective periods of the prior year. The decreases for the three and six months ended June 30, 2024 were primarily attributable to lower returns on participant investments within the Company’s deferred compensation plan, partially offset by expenses related to the December 2023 cybersecurity event.

Interest expense totaled $12.4 million and $24.9 million for the three and six months ended June 30, 2024, respectively, decreases of $0.7 million, or 5.3%, and $1.6 million, or 6.0%, when compared with the respective periods of the prior year. The decreases for the three and six months ended June 30, 2024, were primarily attributable to the repayment of the Company's $250 million 4.30% senior unsecured notes, upon maturity, in February 2023.

Eliminations

The Company’s inter-segment eliminations were not material for the three and six months ended June 30, 2024 and 2023.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 23.2% and 22.3% for the three and six months ended June 30, 2024, respectively, compared with 23.4% and 23.3% for the respective periods of the prior year. The differences in the effective tax rates are primarily due to the impact on state income taxes resulting from the relative proportion of income derived from the Company’s insurance and non-insurance businesses. In addition, the effective income tax rates for 2024 reflect tax credits claimed in the current year.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and six months ended June 30, 2024 was $116.4 million and $163.1 million, respectively, compared with $136.4 million and $182.4 million for the respective periods of the prior year. Net income attributable to the Company for the three and six months ended June 30, 2024 was $116.0 million, or $1.11 per diluted share, and $162.7 million, or $1.56 per diluted share, respectively, compared with $138.5 million, or $1.33 per diluted share, and $184.4 million, or $1.76 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities totaled $336.0 million and $176.7 million for the six months ended June 30, 2024 and 2023, respectively, after claim payments, net of recoveries, of $179.4 million and $179.5 million, respectively. The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2024 and 2023 were advances and repayments related to secured financing transactions, purchases of debt and equity securities, dividends to common stockholders, capital expenditures and repurchases of Company shares. Principal nonoperating uses of cash and cash equivalents also included decreases in deposits at the Company's banking operations for the six months ended June 30, 2024 and repayment of senior unsecured notes for the six months ended June 30, 2023. The principal nonoperating sources of cash and cash equivalents for the six months ended June 30, 2024 and 2023 were borrowings and collections related to secured financing transactions, proceeds from the sales and maturities of debt and equity securities and, for the six months ended June 30, 2023, increases in the deposit balances at the Company’s banking operations. The net effect of all activities on cash and cash equivalents was a decrease of $1.6 billion and an increase of $1.0 billion for the six months ended June 30, 2024 and 2023, respectively.

The decreases in the Company’s cash and deposit liability balances at June 30, 2024 when compared to December 31, 2023, reflect the Company’s return to a normal allocation process for managing escrow deposits at its federal savings bank subsidiary in 2024. Due to the cybersecurity incident in late December 2023, the Company maintained a higher proportion of escrow deposits at its federal savings bank at December 31, 2023.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In June 2024, the Company paid a second quarter cash dividend of 53 cents per common share. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $400.0 million, of which $169.6 million remained as of June 30, 2024. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the six months ended June 30, 2024, the Company repurchased and retired 811 thousand shares of its common stock for a total purchase price of $44.2 million and, as of June 30, 2024, repurchased and retired 4.3 million shares of its common stock under the current authorization for a total purchase price of $230.4 million.

Holding Company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of June 30, 2024, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2024, without prior approval from applicable regulators, was dividends of $525.1 million and loans and advances of $108.3 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of June 30, 2024, the holding company’s sources of liquidity included $79.8 million of cash and cash equivalents and $900.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

The Company expects to repay its $300.0 million 4.60% senior unsecured notes due November 15, 2024, upon maturity, through available cash at the holding company, borrowings under its credit facility or through the issuance of additional bonds.

Financing. The Company maintains a senior unsecured credit agreement with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, and the lenders party thereto that provides for a $900.0 million revolving credit facility. The credit agreement includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $450.0 million. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds from borrowings made from time to time under the credit agreement may be used for general corporate purposes. Unless terminated earlier, the credit agreement will terminate on May 17, 2028. At June 30, 2024, the Company had no outstanding borrowings under the facility.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements. The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•
FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions. At June 30, 2024, outstanding borrowings under these facilities totaled $641.5 million.
•
First American Trust, FSB (“FA Trust”), a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and maintains access to the Federal Reserve's Discount Window. At June 30, 2024, no amounts were outstanding under any of these facilities.
•
First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At June 30, 2024, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 29.7% and 28.6% at June 30, 2024 and December 31, 2023, respectively. The Company’s adjusted debt to capitalization ratio, excluding secured financings payable of $641.5 million and $553.3 million and accumulated other comprehensive loss of $729.7 million and $655.8 million at June 30, 2024 and December 31, 2023, was 20.1% and 20.2%, respectively.

Investment Portfolio. The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of June 30, 2024, 95% of the Company’s investment portfolio consisted of debt securities, of which 64% were either United States government-backed or rated AAA and 97% were either rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s debt securities portfolio at June 30, 2024, see Note 3 Debt Securities to the condensed consolidated financial statements.

In addition to its debt and marketable equity securities portfolio, the Company maintains investments in non-marketable equity securities and securities accounted for under the equity method. For further information on the Company’s equity securities, see Note 4 Equity Securities to the condensed consolidated financial statements.

Off-balance sheet arrangements. The Company administers escrow deposits as a service to customers in its direct title operations. Escrow deposits totaled $9.8 billion and $10.6 billion at June 30, 2024 and December 31, 2023, respectively, of which $4.5 billion and $6.3 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Escrow deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

Trust assets administered by FA Trust totaled $4.7 billion and $4.4 billion at June 30, 2024 and December 31, 2023, respectively, of which $127.6 million and $197.1 million, respectively, were held at FA Trust. The remaining trust assets were held at third-party financial institutions. Trust assets, which are administered by FA Trust and held at third-party institutions, are fiduciary client assets. As such, these trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. The Company could be held contingently liable if FA Trust were to breach any of its fiduciary duties.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions and, as a result, the Company has ongoing programs for realizing economic benefits with various financial institutions. The results from these programs are included as either income or as a reduction in expense, as appropriate, in the condensed consolidated statements of income based on the nature of the arrangement and benefit received.

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $1.8 billion at June 30, 2024 and December 31, 2023. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $1.0 billion and $830.5 million at June 30, 2024 and December 31, 2023, respectively, of which $670.6 million and $485.7 million, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of June 30, 2024, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

FINANCIAL RISK FACTORS

20.
Failures at financial institutions at which the Company deposits funds could adversely affect the Company

The Company deposits substantial funds in financial institutions. These funds include amounts owned by third parties, such as escrow deposits, like-kind exchange deposits and investor, mortgagor and subservicer deposits. Should one or more of the financial institutions at which deposits are maintained fail, there is no guarantee that the Company would recover the funds deposited, whether through Federal Deposit Insurance Corporation coverage or otherwise. In the event of any such failure, the Company also could be held liable for the funds owned by third parties. Unfavorable economic conditions may lead to a heightened risk of failures of financial institutions at which the Company maintains deposits. Failures may be difficult to predict and the Company may not be able to react in a sufficiently timely manner to avoid adverse effects on the Company.

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

•
election of the Company’s board of directors is staggered such that only three or four of the directors are elected by the stockholders each year and the directors serve three year terms prior to reelection;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2024, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program approved by the Company’s board of directors in June 2022, which program has no expiration date, the Company may repurchase up to $400.0 million of the Company’s issued and outstanding common stock. The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table. Prices in column (b) include commissions. Cumulatively, as of June 30, 2024, the Company had repurchased $230.4 million (including commissions) of its shares authorized under the share repurchase program and had the authority to repurchase an additional $169.6 million (including commissions) under that program.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2024	38,099	$54.55	38,099	$208,277,263
May 1 to May 31, 2024	377,270	54.73	377,270	187,629,313
June 1 to June 30, 2024	336,931	53.43	336,931	169,626,519
Total	752,300	$54.14	752,300	$169,626,519

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
Not applicable.
(c)
During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: July 25, 2024	By	/s/ Kenneth D. DeGiorgio
Kenneth D. DeGiorgio
Chief Executive Officer (Principal Executive Officer)

Date: July 25, 2024	By	/s/ Mark E. Seaton
Mark E. Seaton
Executive Vice President, Chief Financial Officer (Principal Financial Officer)