Form 10-Q
period 2024-09-30
First American Financial Corp
filed 2024-10-25
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

On October 21, 2024 there were 103,003,922 shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in millions, except par values)

(unaudited)

	September 30, 2024	December 31, 2023
Assets
Cash and cash equivalents	$2,953.4	$3,605.3
Accounts and accrued income receivable, less allowance for credit losses of $22.8 and $21.8	390.8	509.4
Income taxes receivable	54.5	75.7
Investments:
Deposits with banks	55.4	55.8
Debt securities (amortized cost of $7,256.7 and $7,895.2; pledged of $98.5 and $107.0)	7,015.3	7,157.5
Equity securities	725.0	735.6
	7,795.7	7,948.9
Secured financings receivable	984.0	636.5
Property and equipment, net	786.1	749.6
Operating lease assets	227.0	229.3
Title plants and other indexes	668.5	652.4
Deferred income taxes	50.1	50.1
Goodwill	1,810.7	1,807.5
Other intangible assets, net	134.6	153.8
Other assets	711.0	384.3
	$16,566.4	$16,802.8
Liabilities and Equity
Deposits	$5,962.0	$7,308.0
Accounts payable and accrued liabilities	897.2	879.5
Deferred revenue	210.0	196.8
Reserve for known and incurred but not reported claims	1,230.0	1,282.4
Income taxes payable	124.9	15.9
Deferred income taxes	63.6	63.6
Operating lease liabilities	242.2	246.6
Secured financings payable	878.2	553.3
Notes and contracts payable	1,847.7	1,393.9
	11,455.8	11,940.0
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares; Outstanding—103.0 shares and 103.1 shares	—	—
Additional paid-in capital	1,781.3	1,793.3
Retained earnings	3,601.4	3,710.6
Accumulated other comprehensive loss	(290.5)	(655.8)
Total stockholders’ equity	5,092.2	4,848.1
Noncontrolling interests	18.4	14.7
Total equity	5,110.6	4,862.8
	$16,566.4	$16,802.8

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Direct premiums and escrow fees	$639.6	$595.5	$1,773.2	$1,713.0
Agent premiums	683.9	664.5	1,864.0	1,879.6
Information and other	247.5	245.7	717.1	722.9
Net investment income	146.6	139.1	404.4	423.4
Net investment losses (realized of $(326.6), $(5.1), $(331.0), $(12.4))	(311.5)	(163.6)	(315.7)	(164.7)
	1,406.1	1,481.2	4,443.0	4,574.2
Expenses
Personnel costs	523.6	485.8	1,517.5	1,487.9
Premiums retained by agents	546.7	531.4	1,486.7	1,496.8
Other operating expenses	279.8	273.8	822.6	804.8
Provision for policy losses and other claims	91.8	91.1	240.8	262.9
Depreciation and amortization	53.2	47.3	155.4	138.9
Premium taxes	19.2	17.7	48.6	47.7
Interest	36.2	35.8	105.9	99.2
	1,550.5	1,482.9	4,377.5	4,338.2
(Loss) income before income taxes	(144.4)	(1.7)	65.5	236.0
Income tax (benefit) expense	(41.0)	(0.5)	5.8	54.8
Net (loss) income	(103.4)	(1.2)	59.7	181.2
Less: Net income (loss) attributable to noncontrolling interests	0.6	0.5	1.0	(1.5)
Net (loss) income attributable to the Company	$(104.0)	$(1.7)	$58.7	$182.7
Net (loss) income per share attributable to the Company's stockholders (Note 11):
Basic	$(1.00)	$(0.02)	$0.56	$1.75
Diluted	$(1.00)	$(0.02)	$0.56	$1.75
Cash dividends per share	$0.54	$0.53	$1.60	$1.57
Weighted-average common shares outstanding (Note 11):
Basic	103.6	104.2	103.9	104.4
Diluted	103.6	104.2	104.3	104.7

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(103.4)	$(1.2)	$59.7	$181.2
Other comprehensive income (loss), net of tax:
Change in unrealized losses on debt securities	424.2	(171.6)	367.8	(141.2)
Change in foreign currency translation adjustment	14.5	(14.4)	(3.8)	(0.6)
Change in pension benefit adjustment	0.5	0.4	1.3	1.1
Total other comprehensive income (loss), net of tax	439.2	(185.6)	365.3	(140.7)
Comprehensive income (loss)	335.8	(186.8)	425.0	40.5
Less: Comprehensive income (loss) attributable to noncontrolling interests	0.6	0.5	1.0	(1.5)
Comprehensive income (loss) attributable to the Company	$335.2	$(187.3)	$424.0	$42.0

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2023	103.1	$—	$1,793.3	$3,710.6	$(655.8)	$4,848.1	$14.7	$4,862.8
Net income for three months ended March 31, 2024	—	—	—	46.7	—	46.7	—	46.7
Dividends on common shares	—	—	—	(54.9)	—	(54.9)	—	(54.9)
Repurchases of Company shares	(0.1)	—	(3.5)	—	—	(3.5)	—	(3.5)
Shares issued in connection with share-based compensation	0.7	—	(7.2)	(0.8)	—	(8.0)	—	(8.0)
Share-based compensation	—	—	23.4	—	—	23.4	—	23.4
Net activity related to noncontrolling interests	—	—	—	—	—	—	4.1	4.1
Other comprehensive loss	—	—	—	—	(64.7)	(64.7)	—	(64.7)
Balance at March 31, 2024	103.7	—	1,806.0	3,701.6	(720.5)	4,787.1	18.8	4,805.9
Net income for three months ended June 30, 2024	—	—	—	116.0	—	116.0	0.4	116.4
Dividends on common shares	—	—	—	(54.7)	—	(54.7)	—	(54.7)
Repurchases of Company shares	(0.7)	—	(40.7)	—	—	(40.7)	—	(40.7)
Shares issued in connection with share-based compensation	0.1	—	6.7	(1.0)	—	5.7	—	5.7
Share-based compensation	—	—	9.4	—	—	9.4	—	9.4
Net activity related to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	—	(9.2)	(9.2)	—	(9.2)
Balance at June 30, 2024	103.1	$—	$1,781.4	$3,761.9	$(729.7)	$4,813.6	$19.0	$4,832.6
Net (loss) income for three months ended September 30, 2024	—	—	—	(104.0)	—	(104.0)	0.6	(103.4)
Dividends on common shares	—	—	—	(55.6)	—	(55.6)	—	(55.6)
Repurchases of Company shares	(0.3)	—	(16.1)	—	—	(16.1)	—	(16.1)
Shares issued in connection with share-based compensation	0.2	—	6.1	(0.9)	—	5.2	—	5.2
Share-based compensation	—	—	9.7	—	—	9.7	—	9.7
Net activity related to noncontrolling interests	—	—	0.2	—	—	0.2	(1.2)	(1.0)
Other comprehensive income	—	—	—	—	439.2	439.2	—	439.2
Balance at September 30, 2024	103.0	$—	$1,781.3	$3,601.4	$(290.5)	$5,092.2	$18.4	$5,110.6

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity – (Continued)

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2022	103.2	$—	$1,812.4	$3,714.3	$(868.9)	$4,657.8	$23.4	$4,681.2
Net income for three months ended March 31, 2023	—	—	—	45.9	—	45.9	0.1	46.0
Dividends on common shares	—	—	—	(53.8)	—	(53.8)	—	(53.8)
Repurchases of Company shares	(0.6)	—	(30.4)	—	—	(30.4)	—	(30.4)
Shares issued in connection with share-based compensation	0.7	—	(4.9)	(1.1)	—	(6.0)	—	(6.0)
Share-based compensation	—	—	23.0	—	—	23.0	—	23.0
Net activity related to noncontrolling interests	—	—	—	—	—	—	(1.1)	(1.1)
Other comprehensive income	—	—	—	—	113.0	113.0	—	113.0
Balance at March 31, 2023	103.3	—	1,800.1	3,705.3	(755.9)	4,749.5	22.4	4,771.9
Net income (loss) for three months ended June 30, 2023	—	—	—	138.5	—	138.5	(2.1)	136.4
Dividends on common shares	—	—	—	(53.6)	—	(53.6)	—	(53.6)
Repurchases of Company shares	(0.2)	—	(15.3)	—	—	(15.3)	—	(15.3)
Shares issued in connection with share-based compensation	0.1	—	6.0	(1.0)	—	5.0	—	5.0
Share-based compensation	—	—	9.0	—	—	9.0	—	9.0
Net activity related to noncontrolling interests	—	—	0.4	—	—	0.4	(5.8)	(5.4)
Other comprehensive loss	—	—	—	—	(68.1)	(68.1)	—	(68.1)
Balance at June 30, 2023	103.2	$—	$1,800.2	$3,789.2	$(824.0)	$4,765.4	$14.5	$4,779.9
Net (loss) income for three months ended September 30, 2023	—	—	—	(1.7)	—	(1.7)	0.5	(1.2)
Dividends on common shares	—	—	—	(54.7)	—	(54.7)	—	(54.7)
Repurchases of Company shares	(0.2)	—	(9.3)	—	—	(9.3)	—	(9.3)
Shares issued in connection with share-based compensation	0.3	—	(2.0)	(0.8)	—	(2.8)	—	(2.8)
Share-based compensation	—	—	8.9	—	—	8.9	—	8.9
Net activity related to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	—	(185.6)	(185.6)	—	(185.6)
Balance at September 30, 2023	103.3	$—	$1,797.8	$3,732.0	$(1,009.6)	$4,520.2	$14.8	$4,535.0

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$59.7	$181.2
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	240.8	262.9
Depreciation and amortization	155.4	138.9
Amortization of premiums and accretion of discounts on debt securities, net	5.1	5.6
Net investment losses	315.7	164.7
Share-based compensation	42.5	40.9
Equity in earnings of affiliates, net	(5.5)	(4.0)
Dividends from equity method investments	4.6	5.0
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(295.9)	(289.1)
Net change in income tax accounts	1.9	33.0
Decrease (increase) in accounts and accrued income receivable	111.8	(16.7)
Decrease in accounts payable and accrued liabilities	(31.7)	(113.2)
Increase in deferred revenue	13.3	10.9
Other, net	(44.8)	(24.1)
Cash provided by operating activities	572.9	396.0
Cash flows from investing activities:
Acquisitions/dispositions, net of cash acquired/divested	(6.1)	(19.1)
Net decrease in deposits with banks	0.2	6.1
Purchases of debt securities	(5,289.1)	(994.4)
Proceeds from sales of debt securities	4,938.1	1,081.7
Proceeds from maturities of debt securities	409.6	659.3
Purchases of equity securities	(41.6)	(164.0)
Proceeds from sales of equity securities	68.6	61.1
Net change in other investments	(5.5)	(10.8)
Advances under secured financing agreements	(19,974.5)	(10,109.3)
Collections of secured financings receivable	19,630.6	9,877.3
Capital expenditures	(159.9)	(205.3)
Proceeds from sales of property and equipment	—	0.1
Proceeds from insurance settlement	4.0	2.1
Cash (used for) provided by investing activities	(425.6)	184.8
Cash flows from financing activities:
Net change in deposits	(1,346.0)	93.4
Borrowings under secured financing agreements	19,489.8	10,069.4
Repayments of secured financings payable	(19,165.0)	(9,905.3)
Net proceeds from issuance of unsecured senior notes	444.1	—
Repayment of senior unsecured notes	—	(250.0)
Repayments of other notes and contracts payable	(3.4)	(4.9)
Net activity related to noncontrolling interests	2.9	(6.6)
Net proceeds (payments) in connection with share-based compensation	2.9	(3.8)
Repurchases of Company shares	(60.3)	(55.0)
Payments of cash dividends	(165.2)	(162.1)
Cash used for financing activities	(800.2)	(224.9)
Effect of exchange rate changes on cash	1.0	(0.3)
Net (decrease) increase in cash and cash equivalents	(651.9)	355.6
Cash and cash equivalents—Beginning of period	3,605.3	1,223.5
Cash and cash equivalents—End of period	$2,953.4	$1,579.1
Supplemental information:
Cash paid (received) during the period for:
Interest	$109.4	$88.9
Premium taxes	$47.5	$71.0
Income taxes paid	$16.9	$22.1
Income tax refunds	$(13.0)	$(0.4)

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

Note 2 –Trust Assets, Escrow and Other Deposits

The Company administers escrow deposits as a service to customers in its direct title operations. Escrow deposits totaled $9.0 billion and $10.6 billion at September 30, 2024 and December 31, 2023, respectively, of which $4.6 billion and $6.3 billion, respectively, were held at First American Trust, FSB (“FA Trust”). The remaining deposits were held at third-party financial institutions. Escrow deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

Trust assets administered by FA Trust totaled $4.8 billion and $4.4 billion at September 30, 2024 and December 31, 2023, respectively, of which $155.2 million and $197.1 million, respectively, were held at FA Trust. The remaining trust assets were held at third-party financial institutions. Trust assets administered by FA Trust and held at third-party institutions are fiduciary client assets. As such, these trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. The Company could be held contingently liable if FA Trust were to breach any of its fiduciary duties.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.0 billion and $1.8 billion at September 30, 2024 and December 31, 2023, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $1.2 billion and $830.5 million at September 30, 2024 and December 31, 2023, respectively, of which $882.7 million and $485.7 million, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Deposit balances held at FA Trust are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.

Note 3 – Debt Securities

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated
(in millions)	cost	Gains	Losses	fair value
September 30, 2024
U.S. Treasury bonds	$191.8	$1.6	$(3.0)	$190.4
Municipal bonds	777.2	9.5	(55.3)	731.4
Foreign government bonds	230.7	2.5	(6.6)	226.6
Governmental agency bonds	229.6	0.1	(7.7)	222.0
Governmental agency mortgage-backed securities	4,468.8	23.0	(205.9)	4,285.9
U.S. corporate debt securities	865.2	15.4	(16.1)	864.5
Foreign corporate debt securities	493.4	9.8	(8.7)	494.5
	$7,256.7	$61.9	$(303.3)	$7,015.3
December 31, 2023
U.S. Treasury bonds	$203.3	$0.5	$(4.5)	$199.3
Municipal bonds	1,373.7	8.8	(136.7)	1,245.8
Foreign government bonds	228.4	1.4	(10.5)	219.3
Governmental agency bonds	207.7	0.2	(12.5)	195.4
Governmental agency mortgage-backed securities	4,396.2	6.3	(526.8)	3,875.7
U.S. corporate debt securities	1,007.0	6.6	(55.2)	958.4
Foreign corporate debt securities	478.9	5.8	(21.1)	463.6
	$7,895.2	$29.6	$(767.3)	$7,157.5

Sales of debt securities resulted in realized gains of $20.3 million and $21.4 million, realized losses of $346.9 million and $352.4 million and proceeds of $4.6 billion and $4.9 billion for the three and nine months ended September 30, 2024, respectively. Sales of debt securities resulted in realized gains of $0.1 million and $6.4 million, realized losses of $5.2 million and $18.8 million and proceeds of $178.7 million and $1.1 billion for the three and nine months ended September 30, 2023, respectively.

During the third quarter of 2024, the Company initiated a strategic investment portfolio rebalancing project. In connection with its rebalancing project, the Company sold certain debt securities in an unrealized loss position, which resulted in realized losses of $345.4 million and proceeds of $2.8 billion.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities in an unrealized loss position, and their respective length of time in such position, are as follows:

	Less than 12 months		12 months or longer		Total
(in millions)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2024
U.S. Treasury bonds	$1.3	$—	$57.9	$(3.0)	$59.2	$(3.0)
Municipal bonds	49.7	(0.2)	455.5	(55.1)	505.2	(55.3)
Foreign government bonds	10.4	—	78.2	(6.6)	88.6	(6.6)
Governmental agency bonds	172.8	(0.4)	40.4	(7.3)	213.2	(7.7)
Governmental agency mortgage-backed securities	1,351.7	(9.7)	1,419.2	(196.2)	2,770.9	(205.9)
U.S. corporate debt securities	189.5	(0.7)	140.9	(15.4)	330.4	(16.1)
Foreign corporate debt securities	68.4	(0.5)	140.6	(8.2)	209.0	(8.7)
	$1,843.8	$(11.5)	$2,332.7	$(291.8)	$4,176.5	$(303.3)
December 31, 2023
U.S. Treasury bonds	$8.2	$(0.1)	$55.4	$(4.4)	$63.6	$(4.5)
Municipal bonds	107.4	(0.9)	956.8	(135.8)	1,064.2	(136.7)
Foreign government bonds	33.3	(0.1)	101.4	(10.4)	134.7	(10.5)
Governmental agency bonds	0.4	—	118.9	(12.5)	119.3	(12.5)
Governmental agency mortgage-backed securities	338.3	(6.6)	3,225.3	(520.2)	3,563.6	(526.8)
U.S. corporate debt securities	45.1	(0.4)	602.5	(54.8)	647.6	(55.2)
Foreign corporate debt securities	19.3	(0.1)	267.3	(21.0)	286.6	(21.1)
	$552.0	$(8.2)	$5,327.6	$(759.1)	$5,879.6	$(767.3)

Based on the Company’s review of its debt securities in an unrealized loss position it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at September 30, 2024. As of September 30, 2024, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at September 30, 2024, by contractual maturities, are as follows:

(in millions)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$40.6	$133.8	$4.7	$12.7	$191.8
Estimated fair value	$40.4	$132.7	$4.9	$12.4	$190.4
Municipal bonds
Amortized cost	8.6	52.2	231.6	484.8	777.2
Estimated fair value	8.6	50.9	207.7	464.2	731.4
Foreign government bonds
Amortized cost	17.0	136.7	70.3	6.7	230.7
Estimated fair value	16.9	138.8	64.8	6.1	226.6
Governmental agency bonds
Amortized cost	8.5	76.4	99.8	44.9	229.6
Estimated fair value	8.5	76.4	99.3	37.8	222.0
U.S. corporate debt securities
Amortized cost	13.6	495.3	272.0	84.3	865.2
Estimated fair value	13.6	497.7	275.0	78.2	864.5
Foreign corporate debt securities
Amortized cost	34.2	299.7	129.7	29.8	493.4
Estimated fair value	34.0	301.9	130.8	27.8	494.5
Total debt securities (excluding mortgage-backed securities)
Amortized cost	$122.5	$1,194.1	$808.1	$663.2	$2,787.9
Estimated fair value	$122.0	$1,198.4	$782.5	$626.5	$2,729.4
Total mortgage-backed securities
Amortized cost					4,468.8
Estimated fair value					4,285.9
Total debt securities
Amortized cost					$7,256.7
Estimated fair value					$7,015.3

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio at September 30, 2024, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$190.4	100.0%	$—	—%	$—	—%	$190.4
Municipal bonds	708.9	97.0	20.8	2.8	1.7	0.2	731.4
Foreign government bonds	221.0	97.5	4.8	2.1	0.8	0.4	226.6
Governmental agency bonds	222.0	100.0	—	—	—	—	222.0
Governmental agency mortgage- backed securities	4,285.9	100.0	—	—	—	—	4,285.9
U.S. corporate debt securities	384.4	44.4	325.7	37.7	154.4	17.9	864.5
Foreign corporate debt securities	256.5	51.9	194.4	39.3	43.6	8.8	494.5
	$6,269.1	89.3%	$545.7	7.8%	$200.5	2.9%	$7,015.3

Included in debt securities at September 30, 2024, were bank loans totaling $120.3 million, of which $111.5 million were non-investment grade; high yield corporate debt securities totaling $79.7 million, all of which were non-investment grade; and emerging market debt securities totaling $38.2 million, of which $7.6 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at September 30, 2024, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$59.2	100.0%	$—	—%	$—	—%	$59.2
Municipal bonds	489.2	96.8	15.7	3.1	0.3	0.1	505.2
Foreign government bonds	86.5	97.6	1.3	1.5	0.8	0.9	88.6
Governmental agency bonds	213.2	100.0	—	—	—	—	213.2
Governmental agency mortgage- backed securities	2,770.9	100.0	—	—	—	—	2,770.9
U.S. corporate debt securities	154.5	46.8	136.9	41.4	39.0	11.8	330.4
Foreign corporate debt securities	118.6	56.7	77.5	37.1	12.9	6.2	209.0
	$3,892.1	93.2%	$231.4	5.5%	$53.0	1.3%	$4,176.5

Debt securities in an unrealized loss position at September 30, 2024, included bank loans totaling $29.9 million, of which $29.7 million were non-investment grade; high yield corporate debt securities totaling $19.6 million, all of which were non-investment grade; and emerging market debt securities totaling $22.5 million, of which $3.4 million were non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 4 – Equity Securities

Investments in equity securities, by accounting classification, are summarized as follows:

(in millions)	September 30, 2024	December 31, 2023
Marketable equity securities	$404.8	$436.9
Non-marketable equity securities	219.1	224.1
Equity method investments	101.1	74.6
	$725.0	$735.6

Investments in marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized losses	Estimated fair value
September 30, 2024
Common stocks	$400.3	$(8.1)	$392.2
Preferred stocks	12.8	(0.2)	12.6
	$413.1	$(8.3)	$404.8
December 31, 2023
Common stocks	$429.4	$(4.9)	$424.5
Preferred stocks	15.7	(3.3)	12.4
	$445.1	$(8.2)	$436.9

Net gains of $19.5 million and $18.2 million resulting from changes in the fair values of marketable equity securities were recognized for the three and nine months ended September 30, 2024, respectively, which included net unrealized gains of $17.6 million and $14.9 million on securities still held at September 30, 2024, respectively. Included in net gains during the three and nine months ended September 30, 2024, were unrealized losses of $1.8 million and $31.7 million, respectively, related to the Company's investment in Offerpad Solutions Inc. ("Offerpad"), a tech-enabled real estate company. Net losses of $29.4 million and net gains of $20.5 million resulting from changes in the fair values of marketable equity securities were recognized for the three and nine months ended September 30, 2023, respectively, which included net unrealized losses of $32.2 million and net unrealized gains of $19.0 million on securities still held at September 30, 2023, respectively. Included in net losses/gains during the three and nine months ended September 30, 2023, were unrealized losses of $16.4 million and unrealized gains of $10.2 million, respectively, related to the Company's investment in Offerpad.

A summary of the changes in the carrying amounts of non-marketable equity securities, which primarily relate to the Company's venture investment portfolio, for the three and nine months ended September 30, 2024 and 2023, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Carrying amount, beginning of period	$225.8	$362.9	$224.1	$395.8
Net additions (disposals)	2.4	(6.0)	5.5	0.8
Gross unrealized gains	0.1	—	1.5	—
Gross unrealized losses and impairments	(9.2)	(130.2)	(12.0)	(169.9)
Carrying amount, end of period	$219.1	$226.7	$219.1	$226.7

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Cumulative gross unrealized gains and cumulative gross unrealized losses and impairments related to non-marketable equity securities at September 30, 2024 and December 31, 2023, are summarized as follows:

(in millions)	September 30, 2024	December 31, 2023
Cumulative gross unrealized gains	$244.8	$243.3
Cumulative gross unrealized losses and impairments	$334.4	$322.4

Note 5 – Allowance for Credit Losses – Accounts Receivable

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Balance at beginning of period	$21.4	$20.9	$21.8	$21.3
Provision for expected credit losses	2.9	1.6	5.7	4.4
Write-offs/recoveries	(1.5)	(2.0)	(4.7)	(5.2)
Balance at end of period	$22.8	$20.5	$22.8	$20.5

Note 6 – Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2024, is as follows:

(in millions)	Title Insurance and Services	Home Warranty	Total
Balance at beginning of period	$1,766.6	$40.9	$1,807.5
Acquisitions	2.8	—	2.8
Foreign currency translation	0.4	—	0.4
Balance at end of period	$1,769.8	$40.9	$1,810.7

Note 7 – Other Intangible Assets

Other intangible assets are summarized as follows:

(in millions)	September 30, 2024	December 31, 2023
Finite-lived intangible assets:
Customer relationships	$161.7	$191.4
Noncompete agreements	10.7	28.2
Trademarks	70.7	70.6
Internal-use software licenses	21.7	16.5
Patents	2.8	2.8
	267.6	309.5
Accumulated amortization	(149.9)	(172.6)
	117.7	136.9
Indefinite-lived intangible assets:
Licenses	16.9	16.9
	$134.6	$153.8

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Amortization expense for finite-lived intangible assets was $10.7 million and $34.2 million for the three and nine months ended September 30, 2024, respectively, and $12.9 million and $39.0 million for the three and nine months ended September 30, 2023, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in millions)
Remainder of 2024	$9.9
2025	$31.0
2026	$27.7
2027	$13.1
2028	$8.5
2029	$6.0

Note 8 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Nine Months Ended September 30,
(in millions)	2024	2023
Balance at beginning of period	$1,282.4	$1,325.3
Provision related to:
Current year	267.1	273.7
Prior years	(26.3)	(10.8)
	240.8	262.9
Payments, net of recoveries, related to:
Current year	146.3	142.1
Prior years	149.6	147.0
	295.9	289.1
Other	2.7	0.4
Balance at end of period	$1,230.0	$1,299.5

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 3.0% for the three and nine months ended September 30, 2024, and 3.0% and 3.33% for the three and nine months ended September 30, 2023, respectively.

The 3.0% loss provision rate for the three and nine months ended September 30, 2024 reflects an ultimate loss rate of 3.75% for the 2024 policy year and reserve releases of 0.75%, or $9.1 million and $25.0 million, respectively, for prior policy years, all based on title insurance premiums and escrow fees for the three and nine months ended September 30, 2024.

The 3.0% and 3.33% loss provision rates for the three and nine months ended September 30, 2023, respectively, reflected an ultimate loss rate of 3.75% for the 2023 policy year and reserve releases of 0.75%, or $8.6 million and 0.42%, or $14.0 million, respectively, for prior policy years, all based on title insurance premiums and escrow fees for the three and nine months ended September 30, 2023.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

A summary of the Company’s loss reserves is as follows:

(dollars in millions)	September 30, 2024		December 31, 2023
Known title claims	$57.7	4.7%	$55.5	4.3%
Incurred but not reported claims	1,136.3	92.4%	1,186.5	92.5%
Total title claims	1,194.0	97.1%	1,242.0	96.8%
Non-title claims	36.0	2.9%	40.4	3.2%
Total loss reserves	$1,230.0	100.0%	$1,282.4	100.0%

Note 9 – Notes and Contracts Payable

In September 2024, the Company issued $450.0 million of 5.45% senior unsecured notes due in 2034. Interest is due semi-annually on March 30 and September 30, beginning March 30, 2025.

Note 10 – Income Taxes

The Company’s effective income tax rates (income tax benefit/expense as a percentage of loss/income before income taxes) were 28.4% and 8.9% for the three and nine months ended September 30, 2024, respectively, and 29.4% and 23.2% for the three and nine months ended September 30, 2023, respectively. The effective income tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense. The effective income tax rates also reflect the impact on pretax earnings from losses and impairments on investments. In addition, the effective income tax rates for 2024 reflect tax credits claimed in current and prior years.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary. The factors used in assessing the likelihood of realization include forecasts of future taxable income and available tax planning strategies that could be implemented. The Company’s ability to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets. As of September 30, 2024 and December 31, 2023, the Company carried a valuation allowance of $13.7 million. Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

As of September 30, 2024 and December 31, 2023, the liabilities for income taxes associated with uncertain tax positions were $30.5 million and $12.4 million, respectively. The net increase in the liability during 2024 was primarily attributable to positions taken on the Company’s tax returns for current and prior years. The liabilities as of September 30, 2024 and December 31, 2023 could be reduced by $3.6 million and $0.8 million, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes. The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties, net of tax benefits, related to uncertain tax positions were not material as of September 30, 2024 and December 31, 2023.

It is reasonably possible that the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may increase or decrease within the next 12 months. Any such change may be the result of either ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. As of September 30, 2024, the Company is, generally, no longer subject to income tax examinations for U.S. federal, state and non-U.S. jurisdictions for years prior to 2021, 2019 and 2014, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Effective in 2024, the Company is subject to international anti-base erosion rules that assess a minimum tax rate of 15% in the jurisdictions in which it operates. Commonly known as “Pillar II,” these rules apply to large multinational enterprises and are designed to address the tax challenges arising from the globalization and digitalization of the economy. The Company has calculated the minimum tax on a jurisdiction-by-jurisdiction basis and has determined that the resulting tax is not material to its financial results.

Note 11 – Earnings (Losses) Per Share

The computation of basic and diluted earnings (losses) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2024	2023	2024	2023
Numerator
Net (loss) income attributable to the Company	$(104.0)	$(1.7)	$58.7	$182.7
Denominator
Basic weighted-average shares	103.6	104.2	103.9	104.4
Effect of dilutive restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”)	—	—	0.4	0.3
Diluted weighted-average shares	103.6	104.2	104.3	104.7
Net (loss) income per share attributable to the Company’s stockholders
Basic	$(1.00)	$(0.02)	$0.56	$1.75
Diluted	$(1.00)	$(0.02)	$0.56	$1.75

For the three and nine months ended September 30, 2024, 353 thousand and 6 thousand RSUs and 129 thousand and 42 thousand PRSUs, respectively, were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect. For the three and nine months ended September 30, 2023, 288 thousand and 15 thousand RSUs and 39 thousand and 14 thousand PRSUs, respectively, were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect.

Note 12 – Employee Benefit Plans

Net periodic benefit costs related to the Company’s unfunded supplemental benefit pension plans are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Expense:
Service costs	$—	$0.1	$0.1	$0.1
Interest costs	2.4	2.5	7.2	7.6
Amortization of net actuarial loss	0.6	0.4	1.7	1.5
	$3.0	$3.0	$9.0	$9.2

The Company contributed $11.4 million to its unfunded supplemental benefit pension plans during the nine months ended September 30, 2024 and expects to contribute an additional $4.8 million during the remainder of 2024.

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

The Company categorizes its assets carried at fair value using a three-level hierarchy for fair value measurements that distinguishes between market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and the Company’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The hierarchy for inputs used in determining fair value maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. The hierarchy level assigned to the assets is based on management’s assessment of the transparency and reliability of the inputs used to estimate the fair values at the measurement date. The three hierarchy levels are defined as follows:

Level 1—Valuations based on unadjusted quoted market prices in active markets for identical assets.

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of September 30, 2024 and December 31, 2023:

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2024
Debt securities:
U.S. Treasury bonds	$190.4	$—	$190.4	$—
Municipal bonds	731.4	—	731.4	—
Foreign government bonds	226.6	—	226.6	—
Governmental agency bonds	222.0	—	222.0	—
Governmental agency mortgage-backed securities	4,285.9	—	4,285.9	—
U.S. corporate debt securities	864.5	—	864.5	—
Foreign corporate debt securities	494.5	—	494.5	—
	7,015.3	—	7,015.3	—
Equity securities:
Common stocks	392.2	392.2	—	—
Preferred stocks	12.6	12.6	—	—
	404.8	404.8	—	—
Mortgage loans held for sale	13.2	—	12.7	0.5
Total	$7,433.3	$404.8	$7,028.0	$0.5

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of September 30, 2024 and December 31, 2023:

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
September 30, 2024
Assets:
Cash and cash equivalents	$2,953.4	$2,953.4	$2,953.4	$—	$—
Deposits with banks	$55.4	$55.4	$2.9	$52.5	$—
Notes receivable, net	$28.0	$29.1	$—	$—	$29.1
Secured financings receivable	$984.0	$984.0	$—	$984.0	$—
Liabilities:
Secured financings payable	$878.2	$878.8	$—	$878.8	$—
Notes and contracts payable	$1,847.7	$1,732.8	$—	$1,720.2	$12.6

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2023
Assets:
Cash and cash equivalents	$3,605.3	$3,605.3	$3,605.3	$—	$—
Deposits with banks	$55.8	$55.6	$4.0	$51.6	$—
Notes receivable, net	$22.4	$23.2	$—	$—	$23.2
Secured financings receivable	$636.5	$636.5	$—	$636.5	$—
Liabilities:
Secured financings payable	$553.3	$553.3	$—	$553.3	$—
Notes and contracts payable	$1,393.9	$1,219.6	$—	$1,215.4	$4.2

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 14 – Share-Based Compensation

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Expense:
RSUs	$7.0	$6.5	$32.8	$32.3
PRSUs	1.1	1.0	4.6	3.5
Employee stock purchase plan	1.6	1.4	5.1	5.1
	$9.7	$8.9	$42.5	$40.9

The following table summarizes RSU and PRSU activity for the nine months ended September 30, 2024:

(in millions, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2023	1.0	$64.19
Granted during 2024	0.9	$58.79
Vested during 2024	(0.7)	$60.48
Unvested at September 30, 2024	1.2	$62.27

Note 15 – Stockholders’ Equity

The Company maintains a stock repurchase plan with authorization up to $400.0 million, of which $153.5 million remained as of September 30, 2024. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the nine months ended September 30, 2024, the Company repurchased and retired 1.1 million shares of its common stock for a total purchase price of $60.3 million and, as of September 30, 2024, the Company has repurchased and retired 4.6 million shares of its common stock under the current authorization for a total purchase price of $246.5 million.

Note 16 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the nine months ended September 30, 2024:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2023	$(553.6)	$(64.9)	$(37.3)	$(655.8)
Change in unrealized losses on debt securities	496.3	—	—	496.3
Change in foreign currency translation adjustment	—	(4.0)	—	(4.0)
Amortization of net actuarial loss	—	—	1.7	1.7
Tax effect	(128.5)	0.2	(0.4)	(128.7)
Balance at September 30, 2024	$(185.8)	$(68.7)	$(36.0)	$(290.5)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended September 30, 2024 and 2023:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended September 30, 2024
Pretax change before reclassifications	$244.0	$14.9	$—	$258.9
Reclassifications out of AOCI	326.6	—	0.6	327.2
Tax effect	(146.4)	(0.4)	(0.1)	(146.9)
Total other comprehensive income, net of tax	$424.2	$14.5	$0.5	$439.2
Three Months Ended September 30, 2023
Pretax change before reclassifications	$(233.6)	$(14.7)	$—	$(248.3)
Reclassifications out of AOCI	5.1	—	0.4	5.5
Tax effect	56.9	0.3	—	57.2
Total other comprehensive (loss) income, net of tax	$(171.6)	$(14.4)	$0.4	$(185.6)

The following table presents the other comprehensive income (loss) reclassification adjustments for the nine months ended September 30, 2024 and 2023:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Nine Months Ended September 30, 2024
Pretax change before reclassifications	$165.3	$(4.0)	$—	$161.3
Reclassifications out of AOCI	331.0	—	1.7	332.7
Tax effect	(128.5)	0.2	(0.4)	(128.7)
Total other comprehensive income (loss), net of tax	$367.8	$(3.8)	$1.3	$365.3
Nine Months Ended September 30, 2023
Pretax change before reclassifications	$(199.9)	$(0.6)	$—	$(200.5)
Reclassifications out of AOCI	12.4	—	1.5	13.9
Tax effect	46.3	—	(0.4)	45.9
Total other comprehensive (loss) income, net of tax	$(141.2)	$(0.6)	$1.1	$(140.7)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023	Affected line items
Unrealized gains (losses) on debt securities:
Net realized losses on sales of debt securities	$(326.6)	$(5.1)	$(331.0)	$(12.4)	Net investment losses
Tax effect	$84.6	$1.2	$85.7	$3.1
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(0.6)	$(0.4)	$(1.7)	$(1.5)	Other operating expenses
Tax effect	$0.1	$—	$0.4	$0.4

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

With respect to the Company’s outstanding ordinary course lawsuits and proceedings, the Company has determined either that a loss is not reasonably possible or is reasonably possible and does not expect that the estimated loss or range of loss, if any, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s ordinary course lawsuits include putative or purported class action lawsuits, which challenge practices in the Company’s home warranty and title insurance and settlement services businesses.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Selected financial information about the Company’s operations, by segment, is as follows:

For the three months ended September 30, 2024:

(in millions)	Revenues	(Loss) income before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,290.3	$(130.3)	$51.9	$60.3
Home Warranty	110.9	9.0	1.3	1.4
Corporate and Eliminations	4.9	(23.1)	—	—
	$1,406.1	$(144.4)	$53.2	$61.7

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment (losses) gains	Total Revenues
Title Insurance and Services	$536.2	$683.9	$241.7	$136.5	$(308.0)	$1,290.3
Home Warranty	103.5	—	5.7	1.2	0.5	110.9
Corporate and Eliminations	(0.1)	—	0.1	8.9	(4.0)	4.9
	$639.6	$683.9	$247.5	$146.6	$(311.5)	$1,406.1

For the three months ended September 30, 2023:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$1,524.4	$160.3	$46.2	$69.5
Home Warranty	108.2	9.4	1.2	2.1
Corporate and Eliminations	(151.4)	(171.4)	(0.1)	—
	$1,481.2	$(1.7)	$47.3	$71.6

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income (losses)	Net investment losses	Total Revenues
Title Insurance and Services	$493.7	$664.5	$240.1	$141.7	$(15.6)	$1,524.4
Home Warranty	101.8	—	5.5	1.6	(0.7)	108.2
Corporate and Eliminations	—	—	0.1	(4.2)	(147.3)	(151.4)
	$595.5	$664.5	$245.7	$139.1	$(163.6)	$1,481.2

For the nine months ended September 30, 2024:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$4,132.0	$119.8	$151.6	$178.4
Home Warranty	322.9	45.8	3.7	4.8
Corporate and Eliminations	(11.9)	(100.1)	0.1	—
	$4,443.0	$65.5	$155.4	$183.2

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment (losses) gains	Total Revenues
Title Insurance and Services	$1,472.4	$1,864.0	$699.8	$378.9	$(283.1)	$4,132.0
Home Warranty	300.8	—	17.4	3.2	1.5	322.9
Corporate and Eliminations	—	—	(0.1)	22.3	(34.1)	(11.9)
	$1,773.2	$1,864.0	$717.1	$404.4	$(315.7)	$4,443.0

For the nine months ended September 30, 2023:

(in millions)	Revenues	Income (loss) before income taxes	Depreciation and amortization	Capital expenditures
Title Insurance and Services	$4,403.7	$434.2	$135.2	$210.7
Home Warranty	318.4	39.6	3.6	5.6
Corporate and Eliminations	(147.9)	(237.8)	0.1	—
	$4,574.2	$236.0	$138.9	$216.3

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment (losses) gains	Total Revenues
Title Insurance and Services	$1,416.1	$1,879.6	$706.0	$408.2	$(6.2)	$4,403.7
Home Warranty	296.9	—	16.9	4.4	0.2	318.4
Corporate and Eliminations	—	—	—	10.8	(158.7)	(147.9)
	$1,713.0	$1,879.6	$722.9	$423.4	$(164.7)	$4,574.2

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

Recently Adopted Accounting Pronouncements

See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements.

Pending Accounting Pronouncements

See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements.

Results of Operations

Summary

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Total Revenues by Segment
Title Insurance and Services	$1,290.3	$1,524.4	$(234.1)	(15.4)%	$4,132.0	$4,403.7	$(271.7)	(6.2)%
Home Warranty	110.9	108.2	2.7	2.5	322.9	318.4	4.5	1.4
Corporate and Eliminations	4.9	(151.4)	156.3	103.2	(11.9)	(147.9)	136.0	92.0
	$1,406.1	$1,481.2	$(75.1)	(5.1)%	$4,443.0	$4,574.2	$(131.2)	(2.9)%

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

The Company’s total revenues decreased $75.1 million, or 5.1%, in the third quarter of 2024 when compared with the third quarter of 2023. This decrease was primarily attributable to net investment losses of $311.5 million in the current quarter compared to $163.6 million in net investment losses recognized in the prior year. This decrease was partially offset by increases in direct premiums and escrow fees in the title insurance business of $42.5 million, or 8.6%, and agent premiums of $19.4 million, or 2.9%. In the title insurance and services segment, direct premiums and escrow fees from domestic commercial purchase and residential refinance transactions increased $30.2 million, or 18.9%, $6.4 million, or 2.6%, and $4.3 million, or 20.0%, respectively.

According to the Mortgage Bankers Association’s September 23, 2024 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) are forecasted to increase 21.3% in the third quarter of 2024 when compared with the third quarter of 2023. According to the MBA Forecast, the dollar amount of purchase originations are forecasted to increase 5.3% and refinance originations are forecasted to increase 117.9%. This volume of domestic residential mortgage origination activity contributed to an increase of 2.6% in direct premiums and escrow fees for the Company’s direct title operations from domestic residential purchase transactions and an increase of 20.0% from domestic refinance transactions in the third quarter of 2024 when compared with the third quarter of 2023.

During the third quarter of 2024, the level of domestic title orders opened per day by the Company’s direct title operations increased 3.9% when compared with the third quarter of 2023. Refinance opened orders per day increased 41.3%, while residential purchase and commercial opened orders per day decreased 2.3% and 0.3%, respectively, when compared with the third quarter of 2023.

During the third quarter of 2024, the Company initiated a strategic investment portfolio rebalancing project. In connection with its rebalancing project, the Company sold certain debt securities in an unrealized loss position, which resulted in realized losses of $345.4 million and proceeds of $2.8 billion.

Title Insurance and Services

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues
Direct premiums and escrow fees	$536.2	$493.7	$42.5	8.6%	$1,472.4	$1,416.1	$56.3	4.0%
Agent premiums	683.9	664.5	19.4	2.9	1,864.0	1,879.6	(15.6)	(0.8)
Information and other	241.7	240.1	1.6	0.7	699.8	706.0	(6.2)	(0.9)
Net investment income	136.5	141.7	(5.2)	(3.7)	378.9	408.2	(29.3)	(7.2)
Net investment losses	(308.0)	(15.6)	(292.4)	NM1	(283.1)	(6.2)	(276.9)	NM1
	1,290.3	1,524.4	(234.1)	(15.4)	4,132.0	4,403.7	(271.7)	(6.2)
Expenses
Personnel costs	491.7	468.5	23.2	5.0	1,429.8	1,412.3	17.5	1.2
Premiums retained by agents	546.7	531.4	15.3	2.9	1,486.7	1,496.8	(10.1)	(0.7)
Other operating expenses	251.8	243.2	8.6	3.5	729.1	710.4	18.7	2.6
Provision for policy losses and other claims	36.6	34.8	1.8	5.2	100.1	109.6	(9.5)	(8.7)
Depreciation and amortization	51.9	46.2	5.7	12.3	151.6	135.2	16.4	12.1
Premium taxes	17.8	16.4	1.4	8.5	45.0	44.2	0.8	1.8
Interest	24.1	23.6	0.5	2.1	69.9	61.0	8.9	14.6
	1,420.6	1,364.1	56.5	4.1	4,012.2	3,969.5	42.7	1.1
(Loss) income before income taxes	$(130.3)	$160.3	$(290.6)	(181.3)%	$119.8	$434.2	$(314.4)	(72.4)%
Margins	(10.1)%	10.5%	(20.6)%	(196.2)%	2.9%	9.9%	(7.0)%	(70.7)%

(1)
Not meaningful

Direct premiums and escrow fees were $536.2 million and $1.5 billion for the three and nine months ended September 30, 2024, respectively, increases of $42.5 million, or 8.6%, and $56.3 million, or 4.0%, when compared with the respective periods of the prior year. The increases were due to increases in domestic average revenues per order. Domestic average revenues per order closed were $3,926 and $3,767 for the three and nine months ended September 30, 2024, respectively, increases of 7.5% and 5.2% when compared with $3,653 and $3,581 for the respective periods of the prior year, which were due to increases in average revenues per order on commercial and purchase transactions. The Company’s direct title operations closed 121,600 and 349,000 domestic title orders during the three and nine months ended September 30, 2024, respectively, an increase of 1.3% and a decrease of 1.7% when compared with 120,000 and 354,900 domestic title orders closed during the respective periods of the prior year, which were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast. For the three and nine months ended September 30, 2024, domestic residential refinance orders closed per day increased by 12.3% and 1.6%, respectively, and domestic residential purchase orders closed per day decreased by 1.8% and 0.3%, respectively, when compared to the respective periods of the prior year.

Agent premiums were $683.9 million and $1.9 billion for the three and nine months ended September 30, 2024, respectively, an increase of $19.4 million, or 2.9%, and a decrease of $15.6 million, or 0.8%, when compared with the respective periods of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity. The increase in agent premiums for the three months ended September 30, 2024 is generally consistent with the 3.1% increase in the Company’s direct premiums and escrow fees in the second quarter of 2024 as compared with the second quarter of 2023.

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

Information and other revenues were $241.7 million and $699.8 million for the three and nine months ended September 30, 2024, respectively, an increase of $1.6 million, or 0.7%, and a decrease of $6.2 million, or 0.9%, when compared with the respective periods of the prior year. The increase for the three months ended September 30, 2024, was due to an increase in demand for the Company’s information products. The decrease for the nine months ended September 30, 2024 was due to the increased capture rate of title premiums from an affiliated title agent, which caused decreases in information and other revenues and comparable increases in direct premiums and escrow fees.

Net investment income totaled $136.5 million and $378.9 million for the three and nine months ended September 30, 2024, respectively, decreases of $5.2 million, or 3.7%, and $29.3 million, or 7.2%, when compared with the respective periods of the prior year. The decreases in investment income were primarily driven by declines in the Company’s escrow and tax-deferred property exchange balances, partially offset by an increase in interest income from the Company’s warehouse lending business.

Net investment losses of $308.0 million and $283.1 million for the three and nine months ended September 30, 2024, respectively, were primarily attributable to losses realized from the Company’s investment portfolio rebalancing project discussed above, partially offset by a change in the fair values of marketable equity securities. Net investment losses of $15.6 million and $6.2 million for the three and nine months ended September 30, 2023, respectively, were primarily attributable to changes in the fair values of marketable equity securities and losses recognized on sales of debt securities. Net investment losses for the nine months ended September 30, 2023 were also due to losses recognized on the sale of a title plant.

Personnel costs were $491.7 million and $1.4 billion for the three and nine months ended September 30, 2024, respectively, increases of $23.2 million, or 5.0%, and $17.5 million, or 1.2%, when compared with the respective periods of the prior year. The increases for the three months and nine months ended September 30, 2024, were primarily attributable to higher salary, incentive compensation, employee benefits, and payroll tax expense, partially offset by lower severance expense.

Agents retained $546.7 million and $1.5 billion of title premiums generated by agency operations for the three and nine months ended September 30, 2024, respectively, which compares with $531.4 million and $1.5 billion for the respective periods of the prior year. The percentages of title premiums retained by agents were 79.9% and 79.8% for the three and nine months ended September 30, 2024, respectively, compared to 80.0% and 79.6% for the respective periods of the prior year.

Other operating expenses were $251.8 million and $729.1 million for the three and nine months ended September 30, 2024, respectively, increases of $8.6 million, or 3.5%, and $18.7 million, or 2.6%, when compared with the respective periods of the prior year. The increases were primarily due to higher production and software expense. The increase for the nine months ended September 30, 2024, was also due to higher legal expense and the impact of an out-of-period adjustment of $6.2 million recorded in the first quarter of 2024 to write-off certain uncollectible balances related to fees that should have been previously written off, partially offset by lower professional services expense.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 3.0% for the three and nine months ended September 30, 2024, and 3.0% and 3.33% for the three and nine months ended September 30, 2023, respectively. The 3.0% loss provision rate for the three and nine months ended September 30, 2024 reflects an ultimate loss rate of 3.75% for the 2024 policy year and reserve releases of 0.75%, or $9.1 million and $25.0 million, respectively, for prior policy years, all based on title insurance premiums and escrow fees for the three and nine months ended September 30, 2024. The 3.0% and 3.33% loss provision rates for the three and nine months ended September 30, 2023, respectively, reflected an ultimate loss rate of 3.75% for the 2023 policy year and reserve releases of 0.75%, or $8.6 million and 0.42%, or $14.0 million, respectively, for prior policy years, all based on title insurance premiums and escrow fees for the three and nine months ended September 30, 2023.

Depreciation and amortization expense was $51.9 million and $151.6 million for the three and nine months ended September 30, 2024, respectively, increases of $5.7 million, or 12.3%, and $16.4 million, or 12.1%, when compared with the respective periods of the prior year. The increases were primarily due to higher amortization of capitalized software from recently deployed digital settlement products.

Premium taxes were $17.8 million and $45.0 million for the three and nine months ended September 30, 2024, respectively, increases of $1.4 million, or 8.5%, and $0.8 million, or 1.8%, when compared with the respective periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.5% and 1.3% for the three and nine months ended September 30, 2024, respectively, and 1.4% and 1.3% for the three and nine months ended September 30, 2023, respectively.

Interest expense was $24.1 million and $69.9 million for the three and nine months ended September 30, 2024, respectively, increases of $0.5 million, or 2.1%, and $8.9 million, or 14.6%, respectively, when compared with the respective periods of the prior year. The increases were primarily attributable to higher interest expense in the Company’s warehouse lending business.

Pretax margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to the relatively high proportion of fixed costs in the title insurance business, pretax margins generally improve as closed order volumes increase. Pretax margins for the segment are also impacted by (1) net investment income and net investment gains or losses, which may not move in the same direction as closed order volumes, (2) the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity and (3) the percentage of title insurance premiums generated by agency operations as margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The title insurance and services segment recorded a pretax margin loss of (10.1)% and a pretax margin of 2.9% for the three and nine months ended September 30, 2024, respectively, compared with pretax margins of 10.5% and 9.9% in the respective periods of the prior year.

Home Warranty

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues
Direct premiums	$103.5	$101.8	$1.7	1.7%	$300.8	$296.9	$3.9	1.3%
Information and other	5.7	5.5	0.2	3.6	17.4	16.9	0.5	3.0
Net investment income	1.2	1.6	(0.4)	(25.0)	3.2	4.4	(1.2)	(27.3)
Net investment gains (losses)	0.5	(0.7)	1.2	(171.4)	1.5	0.2	1.3	NM1
	110.9	108.2	2.7	2.5	322.9	318.4	4.5	1.4
Expenses
Personnel costs	20.6	19.6	1.0	5.1	61.2	59.3	1.9	3.2
Other operating expenses	23.0	20.9	2.1	10.0	66.7	62.4	4.3	6.9
Provision for policy losses and other claims	55.7	55.9	(0.2)	(0.4)	142.0	150.1	(8.1)	(5.4)
Depreciation and amortization	1.3	1.2	0.1	8.3	3.7	3.6	0.1	2.8
Premium taxes	1.3	1.2	0.1	8.3	3.5	3.4	0.1	2.9
	101.9	98.8	3.1	3.1	277.1	278.8	(1.7)	(0.6)
Income before income taxes	$9.0	$9.4	$(0.4)	(4.3)%	$45.8	$39.6	$6.2	15.7%
Pretax margins	8.1%	8.7%	(0.6)%	(6.9)%	14.2%	12.4%	1.8%	14.5%

(1)
Not meaningful

Direct premiums were $103.5 million and $300.8 million for the three and nine months ended September 30, 2024, respectively, increases of $1.7 million, or 1.7%, and $3.9 million, or 1.3%, when compared with the respective periods of the prior year. The increases were primarily attributable to an increase in the average price per policy.

Personnel costs and other operating expenses totaled $43.6 million and $127.9 million for the three and nine months ended September 30, 2024, respectively, increases of $3.1 million, or 7.7%, and $6.2 million, or 5.1%, when compared with the respective periods of the prior year. The increases were primarily attributable to higher advertising, postage and salary expense.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 53.8% and 47.2% for the three and nine months ended September 30, 2024, respectively, compared with 54.9% and 50.6% for the respective periods of the prior year. The decrease in the claims rate for the three months ended September 30, 2024, was primarily attributable to lower claims frequency, partially offset by higher severity. The decrease in the claims rate for the nine months ended September 30, 2024, was due to lower severity, partially offset by higher frequency.

A large part of the revenues for the home warranty segment are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of the provision for losses, the majority of the expenses for this segment are variable in nature and, therefore, generally fluctuate with revenue. Accordingly, pretax margins (before provision for losses) are relatively constant, although, as a result of some fixed expenses, profit margins (before provision for losses) should nominally improve as premium revenues increase. Pretax margins are also impacted by net investment income and net investment gains or losses, which may not move in the same direction as premium revenues. The home warranty segment recorded pretax margins of 8.1% and 14.2% for the three and nine months ended September 30, 2024, respectively, compared with 8.7% and 12.4% in the respective periods of the prior year.

Corporate

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Revenues
Net investment income (losses)	$9.2	$(3.8)	$13.0	342.1%	$23.6	$11.7	$11.9	101.7%
Net investment losses	(4.0)	(147.3)	143.3	97.3	(34.1)	(158.7)	124.6	78.5
	5.2	(151.1)	156.3	103.4	(10.5)	(147.0)	136.5	92.9
Expenses
Personnel costs	11.3	(2.3)	13.6	NM1	26.4	16.3	10.1	62.0
Other operating expenses	5.0	9.7	(4.7)	(48.5)	27.0	32.2	(5.2)	(16.1)
Provision for policy losses and other claims	(0.6)	0.4	(1.0)	(250.0)	(1.4)	3.2	(4.6)	(143.8)
Depreciation and amortization	—	—	—	—	0.1	0.1	—	—
Interest	12.5	12.5	—	—	37.4	39.0	(1.6)	(4.1)
	28.2	20.3	7.9	38.9%	89.5	90.8	(1.3)	(1.4)%
Loss before income taxes	$(23.0)	$(171.4)	$148.4	86.6%	$(100.0)	$(237.8)	$137.8	57.9%

(1)
Not meaningful

Net investment income totaled $9.2 million and $23.6 million for the three and nine months ended September 30, 2024, respectively, compared with losses of $3.8 million and income of $11.7 million in the respective periods of the prior year. The changes in net investment income/losses were primarily attributable to fluctuations in earnings on investments associated with the Company’s deferred compensation plan.

Net investment losses of $4.0 million and $34.1 million for the three and nine months ended September 30, 2024 were primarily related to unrealized losses and impairment charges on non-marketable equity investments within the Company's venture investment portfolio and, also, included changes in the fair value of the Company's investment in Offerpad. Net investment losses of $147.3 million and $158.7 million for the three and nine months ended September 30, 2023, respectively, were primarily related to unrealized losses and impairment charges on non-marketable equity investments within the Company's venture investment portfolio and, also, included changes in the fair value of the Company's investment in Offerpad.

Personnel costs and other operating expenses totaled $16.3 million and $53.4 million for the three and nine months ended September 30, 2024, respectively, compared with $7.4 million and $48.5 million for the respective periods of the prior year. The increases for the three and nine months ended September 30, 2024 were primarily attributable to higher returns on participant investments within the Company’s deferred compensation plan, partially offset by a reinsurance credit related to the wind down of the property and casualty insurance business.

Interest expense totaled $12.5 million and $37.4 million for the three and nine months ended September 30, 2024, respectively, compared with $12.5 million and $39.0 for the respective periods of the prior year. The decrease for the nine months ended September 30, 2024 was primarily attributable to the repayment of the Company's $250 million 4.30% senior unsecured notes, upon maturity, in February 2023.

Eliminations

The Company’s inter-segment eliminations were not material for the three and nine months ended September 30, 2024 and 2023.

INCOME TAXES

The Company’s effective income tax rates (income tax benefit/expense as a percentage of loss/income before income taxes) were 28.4% and 8.9% for the three and nine months ended September 30, 2024, respectively, compared with 29.4% and 23.2% for the respective periods of the prior year. The differences in the effective tax rates are primarily due to the impact on pretax earnings from losses and impairments on investments and the impact on state income taxes resulting from the relative proportion of income derived from the Company’s insurance and non-insurance businesses. In addition, the effective income tax rates for 2024 reflect tax credits claimed in current and prior years.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net (loss) income for the three and nine months ended September 30, 2024 was $(103.4) million and $59.7 million, respectively, compared with $(1.2) million and $181.2 million for the respective periods of the prior year. Net (loss) income attributable to the Company for the three and nine months ended September 30, 2024 was $(104.0) million, or $(1.00) per diluted share, and $58.7 million, or $0.56 per diluted share, respectively, compared with $(1.7) million, or $(0.02) per diluted share, and $182.7 million, or $1.75 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities totaled $572.9 million and $396.0 million for the nine months ended September 30, 2024 and 2023, respectively, after claim payments, net of recoveries, of $295.9 million and $289.1 million, respectively. The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2024 and 2023 were advances and repayments related to secured financing transactions, purchases of debt and equity securities, dividends to common stockholders, capital expenditures and repurchases of Company shares. Principal nonoperating uses of cash and cash equivalents also included decreases in deposits at the Company's banking operations for the nine months ended September 30, 2024 and repayment of senior unsecured notes for the nine months ended September 30, 2023. The principal nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2024 and 2023 were borrowings and collections related to secured financing transactions, and proceeds from the sales and maturities of debt and equity securities. Principal nonoperating sources of cash and cash equivalents also included net proceeds from issuance of unsecured senior notes for the nine months ended September 30, 2024 and increases in the deposit balances at the Company’s banking operations for the nine months ended September 30, 2023. The net effect of all activities on cash and cash equivalents was a decrease of $651.9 million and an increase of $355.6 million for the nine months ended September 30, 2024 and 2023, respectively.

The decreases in the Company’s cash and deposit liability balances at September 30, 2024 when compared to December 31, 2023, reflect the Company’s return to a normal allocation process for managing escrow deposits at its federal savings bank subsidiary in 2024. Due to the cybersecurity incident in late December 2023, the Company maintained a higher proportion of escrow deposits at its federal savings bank at December 31, 2023.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In September 2024, the quarterly cash dividend was increased to 54 cents per common share, representing a 2% increase. The dividend increase was effective beginning with the September 2024 dividend. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $400.0 million, of which $153.5 million remained as of September 30, 2024. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the nine months ended September 30, 2024, the Company repurchased and retired 1.1 million shares of its common stock for a total purchase price of $60.3 million and, as of September 30, 2024, the Company has repurchased and retired 4.6 million shares of its common stock under the current authorization for a total purchase price of $246.5 million.

Holding Company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of September 30, 2024, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2024, without prior approval from applicable regulators, was dividends of $525.1 million and loans and advances of $108.3 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of September 30, 2024, the holding company’s sources of liquidity included $568.5 million of cash and cash equivalents and $900.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing. In September 2024, the Company issued $450.0 million of 5.45% senior unsecured notes due in 2034. Interest is due semi-annually on March 30 and September 30, beginning March 30, 2025.

The Company expects to repay its $300.0 million 4.60% senior unsecured notes due November 15, 2024, upon maturity, through proceeds from its bond offering in September 2024.

The Company maintains a senior unsecured credit agreement with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, and the lenders party thereto that provides for a $900.0 million revolving credit facility. The credit agreement includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $450.0 million. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds from borrowings made from time to time under the credit agreement may be used for general corporate purposes. Unless terminated earlier, the credit agreement will terminate on May 17, 2028. At September 30, 2024, the Company had no outstanding borrowings under the facility.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements. The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•
FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions. At September 30, 2024, outstanding borrowings under these facilities totaled $878.2 million.
•
First American Trust, FSB (“FA Trust”), a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and maintains access to the Federal Reserve's Discount Window. At September 30, 2024, no amounts were outstanding under any of these facilities.
•
First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At September 30, 2024, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 34.8% and 28.6% at September 30, 2024 and December 31, 2023, respectively. The Company’s adjusted debt to capitalization ratio, excluding secured financings payable of $878.2 million and $553.3 million and accumulated other comprehensive loss of $290.5 million and $655.8 million at September 30, 2024 and December 31, 2023, was 25.5% and 20.2%, respectively.

Investment Portfolio. The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of September 30, 2024, 95% of the Company’s investment portfolio consisted of debt securities, of which 72% were either United States government-backed or rated AAA and 97% were either rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s debt securities portfolio at September 30, 2024, see Note 3 Debt Securities to the condensed consolidated financial statements.

In addition to its debt and marketable equity securities portfolio, the Company maintains investments in non-marketable equity securities and securities accounted for under the equity method. For further information on the Company’s equity securities, see Note 4 Equity Securities to the condensed consolidated financial statements.

Off-balance sheet arrangements. The Company administers escrow deposits as a service to customers in its direct title operations. Escrow deposits totaled $9.0 billion and $10.6 billion at September 30, 2024 and December 31, 2023, respectively, of which $4.6 billion and $6.3 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Escrow deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

Trust assets administered by FA Trust totaled $4.8 billion and $4.4 billion at September 30, 2024 and December 31, 2023, respectively, of which $155.2 million and $197.1 million, respectively, were held at FA Trust. The remaining trust assets were held at third-party financial institutions. Trust assets administered by FA Trust and held at third-party institutions are fiduciary client assets. As such, these trust assets are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. The Company could be held contingently liable if FA Trust were to breach any of its fiduciary duties.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.0 billion and $1.8 billion at September 30, 2024 and December 31, 2023, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $1.2 billion and $830.5 million at September 30, 2024 and December 31, 2023, respectively, of which $882.7 million and $485.7 million, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of September 30, 2024, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2024, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program approved by the Company’s board of directors in June 2022, which program has no expiration date, the Company may repurchase up to $400.0 million of the Company’s issued and outstanding common stock. The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table. Prices in column (b) include commissions. Cumulatively, as of September 30, 2024, the Company had repurchased $246.5 million (including commissions) of its shares authorized under the share repurchase program and had the authority to repurchase an additional $153.5 million (including commissions) under that program.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2024	293,155	$54.96	293,155	$153,513,550
August 1 to August 31, 2024	—	—	—	153,513,550
September 1 to September 30, 2024	—	—	—	153,513,550
Total	293,155	$54.96	293,155	$153,513,550

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
Not applicable.
(c)
During the quarter ended September 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Each management contract or compensatory plan or arrangement in which any director or named executive officer of First American Financial Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. §229.402(a)(3)), participates that is included among the exhibits listed on the Exhibit Index is identified on the Exhibit Index by an asterisk (*).

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed June 1, 2010.

3.2	Bylaws of First American Financial Corporation, amended and restated effective as of January 19, 2022.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed January 21, 2022.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

4.1	Fifth Supplemental Indenture, dated as of September 30, 2024, between First American Financial Corporation and U.S. Bank Trust Company, National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed September 30, 2024.

4.2	Form of 5.450% Senior Notes due 2034.	Incorporated by reference herein to Exhibit 4.3 to the Current Report on Form 8-K filed September 30, 2024.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	N/A.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.	N/A.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	N/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: October 24, 2024	By	/s/ Kenneth D. DeGiorgio
Kenneth D. DeGiorgio
Chief Executive Officer (Principal Executive Officer)

Date: October 24, 2024	By	/s/ Mark E. Seaton
Mark E. Seaton
Executive Vice President, Chief Financial Officer (Principal Financial Officer)