Form 10-K
period 2024-12-31
First American Financial Corp
filed 2025-02-21
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 was $5,346,932,596.

On February 10, 2025, there were 102.8 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2025 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

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
•
SEVERE WEATHER CONDITIONS, HEALTH CRISES, TERRORIST ATTACKS AND OTHER CATASTROPHE EVENTS;
•
CHANGES IN RELATIONSHIPS WITH LARGE MORTGAGE LENDERS AND GOVERNMENT-SPONSORED ENTERPRISES;
•
CHANGES IN MEASURES OF THE STRENGTH OF THE COMPANY’S TITLE INSURANCE UNDERWRITERS, INCLUDING RATINGS AND STATUTORY CAPITAL AND SURPLUS;
•
LOSSES IN THE COMPANY’S INVESTMENT PORTFOLIO OR VENTURE INVESTMENT PORTFOLIO;
•
MATERIAL VARIANCE BETWEEN ACTUAL AND EXPECTED CLAIMS EXPERIENCE;
•
PROVISION OF CAPITAL TO SUBSIDIARIES THAT COULD AFFECT THE COMPANY’S LIQUIDITY POSITION;
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

Our strategy is to profitably grow our core title insurance and settlement services business, expand our data advantage to strengthen our core business and pursue growth opportunities, and manage and actively invest in complementary businesses where the Company has a strategic advantage. We are focused on continued improvement of our customers’ experience with our products, services and solutions, including through the digital transformation of our offerings, and on enhancing the services offered to our customers. In an effort to speed the delivery of our products, increase efficiency, improve quality, improve the customer experience and decrease risk, we are utilizing innovative technologies, processes and techniques in the production and delivery of our products and services. These efforts include streamlining title and closing processes by converting certain manual processes into automated ones. Part of our growth strategy involves acquiring companies that expand our market share, enhance our data capabilities, provide us with technological capabilities or complement our businesses. We remain committed to efficiently managing our business to market conditions throughout business cycles and to deploying our capital to maximize stockholder returns.

Title Insurance and Services Segment

Our title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant data and records; provides appraisals and other valuation-related products and services; provides lien release, document custodial and default-related products and services; provides document generation services; provides warehouse lending services; subservices mortgage loans; and provides banking, trust and wealth management services. In 2024, 2023 and 2022, the Company derived 93.6%, 95.4% and 99.2%, of its consolidated revenues, respectively, from this segment.

Overview of Title Insurance Industry

In most instances in the United States, and in certain instances internationally, mortgage lenders and purchasers of real estate desire to be protected from loss or damage in the event of defects in the title of the subject property. Title insurance is a means of providing such protection.

Title Policies. Title insurance policies insure the interests of owners or lenders against defects in the title to real property, and the policies typically include the duty to defend against claimed title defects. These defects include adverse ownership claims, liens, encumbrances or other matters affecting title. Title insurance policies generally insure against losses arising out of circumstances that occur prior to policy issuance; however, our Company, in certain states, provides coverage for losses arising out of certain events that occur subsequent to policy issuance, such as forgery of a deed to the owner’s real estate. Title insurance policies are issued on the basis of a preliminary title report or commitment, which is typically prepared after a search of one or more of public records, maps, documents and prior title policies to ascertain the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. In certain limited instances, a visual inspection of the property is also made. To facilitate the preparation of preliminary title reports and commitments, copies and/or abstracts of public records, maps, documents and prior title policies may be compiled and indexed to specific properties in an area. This compilation is known as a “title plant.”

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

The substantial majority of our title insurance and closing business is dependent upon activity in the real estate and mortgage markets, which are cyclical and seasonal. Residential purchase activity is typically slower in the winter months with increased volumes in the spring and summer months and is sensitive to interest rates. Residential refinance activity is not seasonal, but is generally correlated with changes in interest rates and, in particular, mortgage rates. Commercial real estate volumes are less sensitive to changes in interest rates and fluctuate based on local supply and demand conditions and financing availability. Commercial activity is typically elevated towards the end of the year. However, changes in general economic conditions in the United States and abroad can cause fluctuations in these traditional patterns of real estate activity, and changes in the general economic conditions in a particular geography can cause fluctuations in these traditional patterns of real estate activity in that geography.

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

Within the direct channel, our sales and marketing efforts are focused on the primary sources of business referrals. For residential business, we generally market to real estate agents and brokers, mortgage brokers, real estate attorneys, mortgage originators, homebuilders and escrow service providers. We also market directly to firms that purchase and sell residential real estate on a large-scale basis. For refinance and default-related business, we market directly to mortgage originators and servicers with centrally managed platforms and government-sponsored enterprises. For the commercial business, we market primarily to principals, developers, and investors; real estate investment trusts; law firms; commercial lenders; life insurance companies; commercial brokers and mortgage brokers. Our marketing efforts highlight the value and significance of our product and service offerings, underscoring the quality and timeliness of our services, our financial strength, our commitment to process and product innovation and our national presence. We provide educational resources on our website and through various channels to help consumers and other stakeholders gain a deeper understanding of our products, services, and the title and settlement process.

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

International Operations. We provide products and services in a number of countries outside of the United States, and our international operations accounted for approximately 7.3% of our title insurance and services segment revenues in 2024. Today we have direct operations and a physical presence in several countries, including Canada, the United Kingdom, South Korea, Australia and New Zealand. While reliable data are not available, we believe that we have the largest market share for title insurance outside of the United States. Our range of international products and services is designed to lower our clients’ risk profiles and reduce their operating costs through enhanced operational efficiencies. In certain established markets, primarily British Commonwealth countries, we have combined title insurance with customized processing offerings to enhance the speed and efficiency of the mortgage and conveyancing processes. In these markets we also offer products designed to mitigate risk and otherwise facilitate real estate transactions.

Our international operations present risks that may not exist to the same extent in our domestic operations, including those associated with differences in the nature of the products provided, the scope of coverage provided by those products and the manner in which risk is underwritten.

Data and Title Plants. The title insurance business is heavily dependent on data. Underwriting decisions require comprehensive and accurate data. In an attempt to enhance efficiency and reduce risk, certain underwriting functions are increasingly being automated. As discussed further in the Innovation and Intellectual Property section below, our ability to automate underwriting decisions has accelerated as we have improved the breadth and quality of our data assets and our analytic tools.

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

We believe that competition for title insurance, closing services and related products and services is based primarily on service, quality, price, relationships and the ease of access and use of products. Customer service is an important competitive factor because parties to real estate transactions are usually concerned with time schedules and costs associated with delays in closing transactions. In certain transactions, such as those involving commercial properties, financial strength and scope of coverage are also important. We regularly evaluate our pricing and agent splits, and based on competitive, market and regulatory conditions and claims history, among other factors, adjust our prices and agent splits as and where appropriate.

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

Trust, Wealth Management and Banking Services. Our federal savings bank subsidiary offers trust, wealth management and deposit products and related services, including fund transfer services. The bank does not originate loans. As of December 31, 2024, the bank administered fiduciary and custody assets having a market value of $4.8 billion, which includes managed assets of $2.4 billion. The bank’s balance sheet had assets of $6.1 billion, with deposits of $5.9 billion and stockholder’s equity of $253 million. The bank’s deposits consist primarily of funds deposited by its affiliates and, in some instances, by non-affiliated title agents. The majority of such deposits are from third parties to be held in trust pending the closing of real estate transactions, but there is also a portion of which are custodial funds held on behalf of clients of our residential mortgage subservicer subsidiary. The bank also maintains other deposits, including operating funds deposited by its affiliates.

Home Warranty Segment

Our home warranty segment provides residential service contracts that cover residential systems, such as heating and air conditioning systems, and certain appliances against failures that occur as the result of normal usage during the coverage period. Coverage is typically for one year and is renewable annually at the option of the contract holder, subject to our approval. Coverage and pricing typically vary by geographic region. Fees for the contracts generally are paid at the closing of the home purchase or, for contracts sold directly to consumers, are generally paid in full up front or on a monthly basis by the consumer. In addition, under the contract, the holder is responsible for a service fee for each trade call. First year warranties are marketed through real estate brokers and agents and directly to consumers. We generally sell contract renewals directly to consumers. Revenues associated with home warranties sold at the time of a home purchase are dependent upon activity in the residential purchase market, which is cyclical and seasonal. Residential purchase activity is typically slower in the winter months with increased volumes in the spring and summer months and is sensitive to interest rate fluctuations. However, changes in general economic conditions in the United States, can cause fluctuations in this traditional pattern of activity, and changes in the general economic conditions in a geography can cause fluctuations in the traditional patterns of activity in that geography. Our home warranty business currently operates in 36 states in the United States and the District of Columbia.

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

Innovation and Intellectual Property

In an effort to speed the delivery of our products, increase efficiency, improve quality, improve the customer experience and decrease risk, we are utilizing innovative technologies, processes and techniques, including artificial intelligence, in the production and delivery of our products and services. These efforts include streamlining and enhancing the closing process, which we believe improves the customer experience by simplifying and reducing the time it takes to close a transaction, reduces risk and improves communication. We are also deploying innovation solutions that leverage our bank to make the closing process more flexible. We increasingly are employing advanced technologies to automate various internal processes, including processes related to the building and maintaining of title plants and other data assets, as well as the search and examination of information in connection with the issuance of title insurance policies.

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

Human Capital Resources

As of December 31, 2024, the Company employed 19,038 employees, with 12,135 of them located in the United States and 6,903 outside of the U.S. We strive to have a positive, collaborative culture that engages employees, as we believe engaged employees serve our customers well. We believe this combination, along with the efficient operation of our business, ultimately benefits our stockholders. As part of this effort, we participate in competitions that recognize the quality of our workplace, which competitions we believe provide a framework for improving, and insights for evaluating, our employee engagement efforts. Moreover, receipt of awards in connection with those competitions facilitates our efforts to attract and retain desired talent. The success of our efforts is demonstrated through our inclusion on the Fortune 100 Best Companies to Work For® list in the United States for the last nine years, the Best Workplaces™ in Canada list for the last ten years, as well as a number of similar lists in local or specialized areas. In addition, we have been recognized on the Fortune® Best Workplaces for Women™ (United States) and Great Place to Work® list for Best Workplaces for Women (Canada) for the ninth year in a row and we earned a top score of 100 on the Human Rights Campaign Foundation’s 2023-2024 Corporate Equality Index for the sixth consecutive year. We have implemented many professional development programs to build and strengthen the skill sets of our employees. We also believe that an inclusive workforce benefits our Company and, as a result we employ a number of programs focused on the development of employee-centered actions to enhance the recruitment, engagement, development, and retention of employees.

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

Our foreign insurance subsidiaries and branches of First American Title Insurance Company that operate in Canada, Australia, New Zealand, the United Kingdom, Malta, South Korea and Hong Kong are regulated primarily by regulatory authorities in the regions, provinces and/or countries in which they operate and may secondarily be regulated by the domestic regulator of First American Title Insurance Company as a part of the First American insurance holding company group. Each of these regions, provinces and countries has established a regulatory framework with respect to the oversight of compliance with its laws and regulations. Therefore, our foreign insurance subsidiaries generally are subject to regulatory review, examination, investigation and enforcement in a similar manner as our domestic insurance subsidiaries, subject to local variations.

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

Cybersecurity and Data Protection

The Company dedicates significant resources to securing its systems and to protecting non-public personal information and other confidential information. These include resources dedicated to intrusion detection and prevention such as firewalls, endpoint protection and behavior analysis tools, among others. They also include resources dedicated toward vulnerability identification through the performance of vulnerability scans and penetration tests, among other methods. See Item 1C. Cybersecurity for additional details regarding cybersecurity and data protection.

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

As of December 31, 2024, our debt and marketable equity securities portfolio consisted of approximately 95% of debt securities. As of that date, over 71% of our debt securities were held in securities that are United States government-backed or rated AAA/Aaa and approximately 97% of the debt securities portfolio was rated or classified as investment grade or better. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected.

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

Item 1A. Risk Factors

The following “risk factors” could materially and adversely affect the Company’s business, operations, reputation, financial position or future financial performance. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. You should carefully consider each of the following risk factors and the other information contained in this Annual Report on Form 10-K. The Company faces risks other than those listed here, including those that are unknown to the Company and others of which the Company may be aware but, at present, considers immaterial. Because of the following factors, as well as other variables affecting the Company’s operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

STRATEGIC RISK FACTORS

1.
The Company’s risk management framework could prove inadequate, which could adversely affect the Company

The Company’s risk management framework is designed to identify, monitor and mitigate risks that could have a negative impact on the Company’s financial condition or reputation. This framework includes departments or groups dedicated to enterprise risk management, treasury management, information security, model risk management, disaster recovery and other information technology-related risks, business continuity, legal and compliance, compensation structures and other human resources matters, vendor management and internal audit, among others. Many of the processes overseen by these departments function at the enterprise level, but many also function through, or rely to a certain degree upon, risk mitigation efforts in local operating groups. This is especially the case with respect to the Company’s operations outside of the United States and recently acquired businesses, which may not be fully integrated into the Company’s risk management framework. Similarly, with respect to the risks the Company assumes in the ordinary course of its business through the issuance of title insurance policies and the provision of related products and services, the Company employs localized, as well as centralized risk mitigation efforts. These efforts include the implementation of underwriting policies and procedures, automated underwriting and other risk-decisioning tools and other mechanisms for assessing and managing risk. Underwriting title insurance policies and making other risk-assumption decisions frequently involves a substantial degree of individual judgment and, accordingly, underwriters are maintained at the state, regional, divisional, and corporate levels with varying degrees of underwriting authority. These individuals may be encouraged by customers or others to assume risks or to expeditiously make risk determinations. If the Company’s risk mitigation efforts prove inadequate, the Company could be adversely affected.

2.
The Company is pursuing various innovative initiatives, which could result in increased title claims or otherwise adversely affect the Company

In an effort to speed the delivery of its products, increase efficiency, improve quality, improve the customer experience and decrease risk, the Company is utilizing innovative technologies, processes and techniques, including artificial intelligence, in the production and delivery of its products and services. These efforts include converting certain manual processes into automated ones to streamline searches, examinations and other underwriting functions in connection with the issuance of title insurance policies, building and maintaining title plants and other data assets, and digitizing and automating components of the settlement process. The Company believes these innovations will improve the customer experience by simplifying and reducing the time it takes to close a transaction, reduce risk and improve communication, and expects to continue expanding its use of these technologies. Risks from these and other innovative initiatives include those associated with potential defects in the design and development of the technologies used to automate processes; misapplication of technologies; the reliance on data, rules or assumptions that may prove inadequate; increased costs from third parties on whose technologies we are dependent; information security vulnerabilities; and failure to meet customer expectations, among others. As a result of these risks, the Company could experience increased claims, reputational damage or other adverse effects, which could be material to the Company.

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

Certain of these circumstances, particularly when combined with declining real estate values and the increase in foreclosures that often results therefrom, also tend to adversely impact the Company’s title claims experience. National inventory levels for residential homes for sale remain below historical average levels, and, combined with sustained high mortgage interest rates and elevated home prices, which decreased demand, contributed to historically weak residential purchase activity. Residential refinance activity is generally correlated with changes in mortgage interest rates and rising mortgage rates, beginning in 2022, expectedly had an adverse impact on the Company’s refinance business that is expected to continue for so long as mortgage rates remain high relative to the interest rates of outstanding mortgages. Higher interest rates also negatively impacted commercial transactions beginning in the latter half of 2022 and will likely continue to impact our volumes, although activity levels have started to improve in recent quarters.

5.
Unfavorable economic conditions adversely affect the Company

Historically, uncertainty and negative trends in general economic conditions in the United States and abroad, including significant tightening of credit markets and/or a general decline in the value of real property, have created a difficult operating environment for the Company. These conditions also tend to negatively impact, and recently have impacted, the amount of funds the Company receives from third parties held in trust pending the closing of commercial and residential real estate transactions.

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

Certain funds deposited at the Company’s bank are invested into investment grade fixed income securities and any realized and unrealized losses on those investments will be reflected in the Company’s consolidated financial statements. The likelihood of such losses, which would generally not occur if the Company were to deposit these funds in an unaffiliated entity, increases when interest rates increase and/or when economic conditions are unfavorable.

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

7.
Severe weather conditions, health crises, terrorist attacks and other catastrophe events could adversely affect the Company

Severe weather conditions, global or extensive health crises, terrorist attacks and other catastrophe events and responses to these events could adversely affect the Company. The extent to which these catastrophe events and responses to them impact the Company’s business, operations and financial results will depend on numerous factors that the Company may not be able to accurately predict, including: the duration and scope of the catastrophe event and restrictions and responses to it; the impact of the catastrophe event on economic activity and actions taken in response, including the efficacy of governmental and other relief efforts or countermeasures; the effect on participants in real estate transactions and the demand for the Company’s products and services.

The Company’s home warranty business has been and may be impacted by increases in the frequency and severity of weather events. Home warranty claims, including those pertaining to HVAC systems, tend to rise as temperatures become extreme, especially in geographies where extreme temperatures are infrequent.

In addition, the Company manages its financial exposure for losses in its title insurance business with third-party reinsurance. Catastrophe events could adversely affect the cost and availability of that reinsurance. Moreover, to the extent severe weather conditions, health crises, terrorist attacks and other catastrophe events impact companies or municipalities whose securities the Company invests in, the value of its investments may also decrease due to these factors.

The frequency, severity, duration, and geographic location and scope of such health crises, catastrophe and severe weather events are inherently unpredictable, and, therefore, the Company is unable to predict the ultimate impact these events and responses to them will have on its businesses. The impacts of catastrophe events and responses to them may also exacerbate the risks discussed elsewhere in Part I, Item 1A of this Annual Report.

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

11.
The issuance of the Company’s title insurance policies and related activities by independent title agents could adversely affect the Company

The Company’s title insurance subsidiaries issue a significant portion of their policies through title agents that usually operate with substantial independence from the Company. There is no guarantee that these title agents will fulfill their fiduciary duties or contractual obligations to the Company, which are designed to limit the Company’s risk with respect to their activities. Certain activities that are not governed by fiduciary duties or contractual obligations to the Company can also create risks. If, for example, funds held in trust by an independent title agent are not appropriately applied by the agent in a transaction, it may result in one or more parties to a transaction having defective title to or lien on a property, which, in turn, has led to and may continue to lead to title claims against the Company for which the Company may be liable.

In addition, regulators are increasingly seeking to hold the Company responsible for the actions of these title agents and, under certain circumstances, the Company may be held liable directly to third parties for actions (including defalcations) or omissions of these agents. Case law and statutes in certain states also suggest that the Company is liable for the actions or omissions of its agents in those states, regardless of contractual limitations. As a result, the Company’s use of title agents could result in increased claims and loss severity on the Company’s policies issued through agents and an increase in other costs and expenses.

12.
Systems damage, failures, interruptions, cyberattacks and intrusions, and unauthorized data disclosures by the Company or its service providers may disrupt the Company’s business, harm the Company’s reputation, result in material claims for damages or otherwise adversely affect the Company

The Company uses computer software applications, systems and other technologies (collectively referred to as “systems”), some of which it owns and manages and some of which are owned and/or managed by third parties, including providers of Software as a Service (SaaS) and providers of distributed computing infrastructure platforms commonly known as the “cloud.” The Company and its agents, suppliers, service providers, and customers use systems to receive, process, store and transmit business information, including non-public personal information as well as data from suppliers and other information upon which the Company’s business relies. The Company also uses these systems to manage substantial cash, investment assets, bank deposits, trust assets, escrow account balances and custodial balances on behalf of itself and its customers, among other activities. Many of the Company’s products, services and solutions involving the use of real property related data are fully reliant on these systems and are only available electronically. Accordingly, for a variety of reasons, the integrity of these systems and the protection of the information that resides thereon are critically important to the Company’s successful operation.

These systems have been subject to, and are likely to continue to be the target of, malware, cyberattacks and cyberterrorism, ransomware attacks, phishing attacks, unauthorized access, online and offline fraud and other malicious activity. These attacks are prevalent, continue to increase in frequency and sophistication, and are increasingly difficult to prevent or detect. These systems also have known and unknown vulnerabilities. Once identified, the Company’s information technology and information security personnel seek to remediate these vulnerabilities based, in part, on the level of risk presented and the burden of remediation. For a number of reasons, including the introduction of new vulnerabilities, resource constraints, competing business demands and dependence on third parties, a number of unremediated vulnerabilities will always exist. Remediation of some vulnerabilities are outside of the control of the Company and third-party remediation efforts may not be timely provided or implemented or otherwise adequate, even when the level of risk is critical or high. Further, certain other potential causes of system damage or other negative system-related events are wholly or partially beyond the Company’s control, such as natural disasters, vendor failures to satisfy service level requirements, third party negligence or intentional acts, and power or telecommunications failures. These circumstances could expose the Company to system-related damages, failures, interruptions, cyberattacks, as the Company experienced in December 2023 (as described further in Item 1C. Cybersecurity), and other negative events or could otherwise disrupt the Company’s business and could also result in the loss or unauthorized release, gathering, monitoring or destruction of confidential, proprietary and other information pertaining to the Company, its customers, employees, agents or suppliers.

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

16.
Acquisitions may have an adverse effect on our business

The Company has in the past acquired, and is expected to acquire in the future, other businesses. When businesses are acquired, the Company may not be able to integrate or manage these businesses in such a manner as to realize the anticipated synergies or otherwise produce returns that justify the investment. Acquired businesses may subject the Company to increased regulatory or compliance requirements. The Company’s acquisitions have involved, and may continue to involve, the entry into businesses in which the Company’s management has limited prior experience, making the Company reliant on the management team of the acquired business. The Company may not be able to successfully retain employees of acquired businesses or integrate them, and could lose customers, suppliers or other partners as a result of the acquisitions. The Company may also assume or incur unanticipated liabilities from acquisitions. For these and other reasons, including changes in market conditions, the projections used to value the acquired businesses may prove inaccurate. These and other factors related to acquisitions could have a material adverse effect on the Company’s results of operations, financial condition and liquidity. The Company’s management also will continue to be required to dedicate substantial time and effort to the integration of its acquisitions. These efforts could divert management’s focus and resources from other strategic opportunities and operational matters.

LEGAL AND COMPLIANCE RISK FACTORS

17.
Regulatory oversight and changes in government regulation could require the Company to raise capital, make it more difficult to deploy capital, including dividends to stockholders and repurchases of the Company’s shares, prohibit or limit the Company’s operations, make it more costly or burdensome to conduct such operations, result in decreased demand for the Company’s products and services or otherwise adversely affect the Company

Most of the Company’s businesses are regulated by various federal, state, local and foreign governmental agencies. These and other of the Company’s businesses also operate within statutory guidelines, which can include requirements to maintain certain licenses at the federal, state and/or local levels. The industry in which the Company operates and the markets into which it sells its products are also regulated and subject to statutory guidelines. In general, in recent years, the Company experienced increasing regulatory oversight and became subject to increasingly complex statutory guidelines.

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

In addition, changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes; reform of government-sponsored enterprises such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”); enhanced governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit its future operations or make it more costly or burdensome to conduct such operations or result in decreased demand for the Company’s products and services or a change in its competitive position. The impact of these changes would be more significant if they involve jurisdictions in which the Company generates a greater portion of its title premiums, such as the states of Arizona, California, Florida, New York, and Texas. These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

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

Further, from time to time, plaintiffs’ lawyers have targeted, and are expected to continue to target, the Company and other members of the Company’s industry with lawsuits claiming legal violations or other wrongful conduct. These lawsuits often involve large groups of plaintiffs and claims for substantial damages. These types of inquiries or proceedings have from time to time resulted, and may in the future result, in findings of a violation of the law or other wrongful conduct and the payment of fines or damages or the imposition of restrictions on the Company’s conduct. This could impact the Company’s operations and financial condition. Moreover, these laws and standards of conduct often are ambiguous and, thus, it may be difficult to ensure compliance. This ambiguity may force the Company to mitigate its risk by settling claims or by ending practices that generate revenues, earnings and cash flows. Currently the Company is a party to class action lawsuits.

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

24.
Actual claims experience could materially vary from the expected claims experience reflected in the Company’s reserve for incurred but not reported claims

The Company maintains a reserve for incurred but not reported (“IBNR”) claims pertaining to its title, escrow and other insurance and guarantee products. The majority of this reserve pertains to title insurance policies, which are long-duration contracts with the majority of the claims reported within the first few years following the issuance of the policy. Generally, 65% to 75% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. In uncertain economic times, an even larger change is more likely. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for the ten most recent policy years. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

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

25.
The Company may have to provide capital to one or more of its subsidiaries, which may necessitate accessing funds from the Company’s revolving credit facility or otherwise

The Company is a holding company and its subsidiaries, from time to time, may need additional capital from the Company to, for example, fund operations, meet regulatory requirements or pay liabilities. In order to provide such capital, the Company may need to draw down on its revolving credit facility or access other sources of capital, which could negatively affect its debt-to-capital ratio and liquidity position.

26.
The Company's ability to fulfill parent company obligations and/or pay dividends may be limited

The Company is a holding company whose primary assets are investments in its operating subsidiaries. The Company’s ability to fulfill parent company obligations and/or declare and pay dividends is dependent on the ability of its subsidiaries to pay dividends or repay funds. If the Company’s operating subsidiaries are not able to pay dividends or repay funds, the Company may not be able to fulfill parent company obligations and/or declare and pay dividends. Moreover, pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available is limited. See Item 7 – MD&A – Liquidity and Capital Resources for details on dividend restrictions. The Company may also be required to invest capital in its subsidiaries which could further limit its ability to fulfill parent company obligations and/or declare and pay dividends.

27.
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

28.
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

29.
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

The Company’s Board of Directors has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee of the Board. The Audit Committee receives quarterly reports from our Chief Information Security Officer (“CISO”) regarding cybersecurity matters. The CISO also briefs the full Board of Directors on cybersecurity matters semi-annually.

The Company maintains an extensive and structured enterprise risk management (“ERM”) program encompassing senior executive leaders from all facets of its business, including operations, human resources, finance, accounting, treasury, information security, information technology, legal/regulatory, internal audit, compliance, underwriting, and real estate. As part of our ERM program, the Company maintains an Information Security Oversight Committee (“ISO Committee”) that oversees the Company’s cybersecurity program from a management perspective.

The ISO Committee meets quarterly and is comprised of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Legal Officer, whose relevant expertise and experience can be found in the Company’s Proxy Statement on Schedule 14A filed on April 1, 2024.

The ISO Committee also includes the Co-Presidents of First American Title Insurance Company, the Vice-Chairman of our data and analytics business and the President of our international division, who bring deep operational experience specific to our businesses; the Chief Intellectual Property and Privacy Officer, who is responsible for protecting and advising on innovation, data privacy and intellectual property; and is chaired by the Company’s Chief Risk Officer, who has over 25 years of experience in risk management. The Company’s CISO and Chief Technology Officer (“CTO”) are participants on the ISO Committee.

The Company’s CISO is primarily responsible for assessing and managing cybersecurity risks and threats and is responsible for developing and implementing our information security program, working closely with the ISO Committee. The CISO manages a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity governance, cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. Our CISO has been with the Company for 14 years in various information security leadership roles and has over 20 years of experience in the cybersecurity field. The CISO provides regular reports to the ISO Committee that are shared with the Company’s Board of Directors.

The Company’s CTO is responsible for overseeing the Company’s overall technology strategy, including integrating security considerations into all aspects of our technology development. Our CTO has over 20 years of experience in technology management roles.

As part of our risk management process, the Company maintains an overall risk management program that encompasses cybersecurity, conducts security audits, annual System and Organization Controls (“SOC 2”) testing, and ongoing risk assessments using a company-wide risk framework. We also require employees with access to information systems to undertake data protection and cybersecurity training. The Company has processes in place for assessing, identifying, and managing material risks from potential cybersecurity incidents, including vulnerability identification, intrusion prevention, encryption, endpoint protection, behavior analysis, mitigation and the processes and protocols set forth in the Company’s incident response plans. Certain of our subsidiaries manage their own cybersecurity functions and coordinate with the Company’s CISO. The Company also employs systems and processes designed to oversee and identify cybersecurity threats associated with third-party vendors, including a risk assessment and rigorous evaluation of each vendor that may access, process or store highly sensitive or proprietary data or that is systematically integrated with the Company’s systems or network. In addition to our in-house cybersecurity capabilities, we engage assessors, consultants, auditors, and other third parties to assist with assessing, identifying, mitigating and managing cybersecurity risks, including the maintenance of a Security Operations Center that is co-managed between the Company and a managed security service provider (“MSSP”), which continuously reviews the Company’s network using threat intelligence from a variety of sources and reports potential incidents from users.

While the Company has experienced cybersecurity threats to its data and systems, such threats have not materially affected the Company, including our business strategy, results of operations or financial condition, with the exception of an incident in the fourth quarter of 2023, as disclosed in a Current Report filed by the Company on Form 8-K on December 22, 2023, as amended on December 29, 2023 and January 12, 2024 and followed by a Current Report on Form 8-K on May 28, 2024. On June 21, 2024, the Company received a complaint, on a class action basis, relating to the incident in the fourth quarter of 2023. For additional information on cybersecurity risks we face, see Item 1A. Risk Factors of this Annual Report, which should be read in conjunction with the foregoing information.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 10, 2025, was 1,762.

In January 2025, the Company’s board of directors declared a cash dividend of $0.54 per share. We expect that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time. In addition, the ability to pay dividends also is potentially affected by the restrictions described in Note 2 Statutory Restrictions on Investments and Stockholders’ Equity to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of Part II of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program approved by the Company’s board of directors in June 2022, which program has no expiration date, the Company may repurchase up to $400.0 million of the Company’s issued and outstanding common stock. The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table. Prices in column (b) include commissions. Cumulatively, as of December 31, 2024, the Company had repurchased $254.6 million (including commissions) of its shares authorized under the share repurchase program and had the authority to repurchase an additional $145.4 million (including commissions) under that program.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 to October 31, 2024	—	$—	—	$153,513,550
November 1, 2024 to November 30, 2024	50,230	66.16	50,230	150,190,463
December 1, 2024 to December 31, 2024	73,539	65.56	73,539	145,369,040
Total	123,769	$65.80	123,769	$145,369,040

Unregistered Sales of Equity Securities

During the year ended December 31, 2024, the Company did not issue any unregistered common stock.

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

The following graph compares the cumulative total stockholder return on the Company’s common stock with the corresponding cumulative total returns of the S&P 400 Mid Cap Index and an industry peer group for the period from December 31, 2019 through December 31, 2024. The comparison assumes an investment of $100 on December 31, 2019 and reinvestment of dividends. This historical performance is not indicative of future performance.

Comparison of Cumulative Total Returns
Among First American Financial Corporation, Custom Peer Group,
and S&P 400 MidCap Index
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
First American Financial Corp (FAF)
Custom Peer Group
S&P 400 MidCap Index (MID)

Comparison of Cumulative Total Return

	First American Financial Corporation (FAF) (1)	Custom Peer Group (1)(2)	S&P 400 Mid Cap Index (1)
December 31, 2019	$100	$100	$100
December 31, 2020	$91	$92	$114
December 31, 2021	$143	$119	$142
December 31, 2022	$99	$122	$123
December 31, 2023	$126	$133	$143
December 31, 2024	$127	$169	$163

(1)
As calculated by Bloomberg Financial Services including reinvestment of dividends.
(2)
The custom peer group consists of the following companies: American Financial Group, Inc.; Assurant, Inc.; Axis Capital Holdings Limited; Cincinnati Financial Corporation; Everest Group, Ltd.; Fidelity National Financial, Inc.; Genworth Financial, Inc.; The Hanover Insurance Group, Inc.; Kemper Corporation; Mercury General Corporation; Old Republic International Corp.; and W.R. Berkley Corporation, each of which are in the insurance industry. The compensation committee of the Company utilizes the compensation practices of these companies as benchmarks in setting the compensation of its executive officers.

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

This Management’s Discussion and Analysis contains the financial measure adjusted debt to capitalization ratio that is not presented in accordance with generally accepted accounting principles (“GAAP”) as it excludes the effects of secured financings payable and accumulated other comprehensive loss. The Company is presenting this non-GAAP financial measure because it provides the Company’s management and readers of this Annual Report on Form 10-K with additional insight into the financial leverage of the Company. The Company does not intend for this non-GAAP financial measure to be a substitute for any GAAP financial information. In this Annual Report on Form 10-K, this non-GAAP financial measure has been presented with, and reconciled to, the most directly comparable GAAP financial measure. Readers of this Annual Report on Form 10-K should use this non-GAAP financial measure only in conjunction with the comparable GAAP financial measure. Because not all companies use identical calculations, the presentation of adjusted debt to capitalization ratio may not be comparable to other similarly titled measures of other companies.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with GAAP and reflect the consolidated operations of the Company. The consolidated financial statements include the accounts of First American Financial Corporation, all controlled subsidiaries and any variable interest entities where the Company is deemed the primary beneficiary. All significant intercompany transactions and balances have been eliminated. Equity investments in which the Company exercises significant influence but does not control and is not the primary beneficiary, are accounted for using the equity method of accounting. Equity investments in which the Company does not exercise significant influence over the investee and without readily determinable fair values, or non-marketable equity securities, are accounted for at cost, less impairment, and are adjusted up or down for any observable price changes.

Reportable Segments

The Company consists of the following reportable segments:

•
The title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant data and records; provides appraisals and other valuation-related products and services; provides lien release, document custodial and default-related products and services; provides document generation services; provides warehouse lending services; subservices mortgage loans; and provides banking, trust and wealth management services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories. The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, South Korea, Australia, New Zealand and various other established and emerging markets.
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

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 65% to 75% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. In uncertain economic times an even larger change is more likely. As examples, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $159.0 million, and if expected ultimate losses for those same years were to fluctuate by 100 basis points, the resulting impact would be $318.0 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

The Company provides for claims losses relating to its home warranty business based on the average cost per claim and historical loss experience as applied to the total of current claims incurred. The average cost per home warranty claim is calculated using the average of the most recent 12 months of claims experience adjusted for estimated future increases in costs.

A summary of the Company’s loss reserves is as follows:

	December 31,
	2024		2023
	(dollars in millions)
Known title claims	$55.3	4.6%	$55.5	4.3%
IBNR title claims	1,109.4	93.0%	1,186.5	92.5%
Total title claims	1,164.7	97.6%	1,242.0	96.8%
Non-title claims	28.7	2.4%	40.4	3.2%
Total loss reserves	$1,193.4	100.0%	$1,282.4	100.0%

Activity in the reserve for known title claims is summarized as follows:

	December 31,
	2024	2023	2022
	(in millions)
Balance at beginning of year	$55.5	$62.1	$66.3
Provision transferred from IBNR title claims related to:
Current year	38.6	24.6	28.4
Prior years	166.3	138.9	144.0
	204.9	163.5	172.4
Payments, net of recoveries, related to:
Current year	35.2	21.9	25.0
Prior years	168.8	147.6	152.0
	204.0	169.5	177.0
Other	(1.1)	(0.6)	0.4
Balance at end of year	$55.3	$55.5	$62.1

Activity in the reserve for IBNR title claims is summarized as follows:

	December 31,
	2024	2023	2022
	(in millions)
Balance at beginning of year	$1,186.5	$1,207.2	$1,143.5
Provision related to:
Current year	172.9	161.5	248.4
Prior years	(34.6)	(21.6)	—
	138.3	139.9	248.4
Provision transferred to known title claims related to:
Current year	38.6	24.6	28.4
Prior years	166.3	138.9	144.0
	204.9	163.5	172.4
Other	(10.5)	2.9	(12.3)
Balance at end of year	$1,109.4	$1,186.5	$1,207.2

The provisions for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, were 3.0%, 3.25% and 4.0% for the years ended December 31, 2024, 2023 and 2022, respectively. The 3.0% loss provision rate in the current year reflects an ultimate loss rate of 3.75% for the current policy year and a reserve release of 0.75%, or $34.6 million and for prior policy years, all of which are based on title insurance premiums and escrow fees for the year ended December 31, 2024.

The provision in 2024 related to current year increased by $11.4 million, or 7.1%, from 2023 as a result of increases in title premiums and escrow fees in 2024 from 2023. The provision in 2023 related to current year decreased by $86.9 million, or 35.0%, from 2022 as a result of decreases in title premiums and escrow fees in 2023 from 2022.

For further discussion of title provision recorded in 2024, 2023 and 2022, see Results of Operations, page 38.

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

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2024, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

The Company performed qualitative assessments for both reporting units in 2024 and 2022. In 2023, the Company chose to perform a quantitative impairment test for its title insurance reporting unit and a qualitative assessment for its home warranty reporting unit. The results of the Company’s qualitative assessments in 2024 and 2022 for both reporting units and, in 2023, for the home warranty reporting unit, supported the conclusion that the reporting unit fair values were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary. Based on the results of the quantitative test in 2023, the Company determined that the fair value for the title insurance reporting unit exceeded its carrying amount and no additional analysis was required. As a result of the Company’s annual goodwill impairment assessments, the Company did not record any goodwill impairment losses for 2024, 2023 or 2022.

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

Results of Operations

Overview

	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
(dollars in millions)				$ Change	% Change	$ Change	% Change
Revenues by Segment
Title insurance and services	$5,737.3	$5,724.8	$7,546.9	$12.5	0.2	$(1,822.1)	(24.1)
Home warranty	425.7	417.2	419.0	8.5	2.0	(1.8)	(0.4)
Corporate and eliminations	(34.9)	(138.5)	(360.7)	103.6	74.8	222.2	61.6
	$6,128.1	$6,003.5	$7,605.2	$124.6	2.1	$(1,601.7)	(21.1)

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

The Company’s total revenues for 2024 were $6.1 billion, which reflected an increase of $124.6 million, or 2.1%, when compared with $6.0 billion for 2023. This increase was primarily attributable to increases in direct premiums and escrow fees of $193.9 million, or 8.6%, agent premiums of $112.6 million, or 4.6%, and information and other revenue of $22.3 million, or 2.4%. The Company’s total revenues for 2024 also included $401.6 million of net investment losses compared to $206.4 million of net investment losses for the prior year. The increase in direct premiums and escrow fees attributable to the title insurance and services segment for 2024 totaled $191.9 million, or 10.3%, which included increases from domestic residential refinance transactions, residential purchase transactions and domestic commercial transactions of $13.0 million, or 15.9%, $56.6 million, or 6.3% and $103.8 million, or 15.8%, respectively, in 2024, when compared to 2023.

According to the Mortgage Bankers Association’s January 19, 2025 Mortgage Finance Forecast (the “MBA Forecast”), based on the total dollar value of the transactions, residential mortgage originations in the United States increased 22.0%, purchase originations increased 4.0% and refinance originations increased 124.2% in 2024, when compared to 2023. This volume of domestic residential mortgage origination activity contributed to an increase in direct premiums and escrow fees for the Company’s direct title operations of 6.3% from domestic residential purchase transactions and a decrease of 15.9% from domestic refinance transactions in 2024, when compared to 2023.

During 2024, the level of domestic title orders opened per day by the Company’s direct title operations were flat when compared to 2023. Also, during 2024, residential refinance opened orders per day, residential purchase opened orders per day and commercial opened orders per day increased by 20.2%, 1.4%, and 2.7%, respectively, when compared to 2023.

During 2024, the Company initiated a strategic investment portfolio rebalancing project. In connection with its rebalancing project, the Company sold certain debt securities in an unrealized loss position, which resulted in realized losses of $345.4 million and proceeds of $2.8 billion.

Title Insurance and Services

	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
(dollars in millions)				$ Change	% Change	$ Change	% Change
Revenues
Direct premiums and escrow fees	$2,048.3	$1,856.4	$2,662.9	$191.9	10.3	$(806.5)	(30.3)
Agent premiums	2,561.9	2,449.3	3,547.6	112.6	4.6	(1,098.3)	(31.0)
Information and other	938.2	917.1	1,127.1	21.1	2.3	(210.0)	(18.6)
Net investment income	534.3	540.2	359.1	(5.9)	(1.1)	181.1	50.4
Net investment losses	(345.4)	(38.2)	(149.8)	(307.2)	NM1	111.6	74.5
	5,737.3	5,724.8	7,546.9	12.5	0.2	(1,822.1)	(24.1)
Expenses
Personnel costs	1,953.2	1,876.0	2,272.9	77.2	4.1	(396.9)	(17.5)
Premiums retained by agents	2,044.6	1,952.2	2,829.7	92.4	4.7	(877.5)	(31.0)
Other operating expenses	992.5	937.7	1,155.4	54.8	5.8	(217.7)	(18.8)
Provision for policy losses and other claims	138.3	139.9	248.4	(1.6)	(1.1)	(108.5)	(43.7)
Depreciation and amortization	202.2	183.6	162.3	18.6	10.1	21.3	13.1
Premium taxes	63.7	59.1	86.6	4.6	7.8	(27.5)	(31.8)
Interest	96.6	82.3	34.2	14.3	17.4	48.1	140.6
	5,491.1	5,230.8	6,789.5	260.3	5.0	(1,558.7)	(23.0)
Income before income taxes	$246.2	$494.0	$757.4	$(247.8)	(50.2)	$(263.4)	(34.8)
Pretax margin	4.3%	8.6%	10.0%	(4.3)%	(50.0)	(1.4)%	(14.0)

(1)
Not meaningful

Direct premiums and escrow fees increased $191.9 million, or 10.3%, in 2024 from 2023 and decreased $806.5 million, or 30.3%, in 2023 from 2022. The increase in direct premiums and escrow fees in 2024 from 2023 was primarily due to increases in both domestic average revenue per order and the number of domestic title orders closed by the Company’s direct title operations. The decrease in 2023 from 2022 was primarily due to a reduction in the number of domestic title orders closed by the Company’s direct title operations, partially offset by an increase in domestic average revenue per order. The domestic average revenues per order closed were $3,914, $3,651 and $3,498 for 2024, 2023 and 2022, respectively. The 7.2% increase in average revenues per order closed in 2024 from 2023 was primarily due to increases in average revenues per order on commercial and purchase transactions, partially offset by a shift in the mix from higher premium commercial transactions to lower premium refinance transactions. The 4.4% increase in average revenues per order closed in 2023 from 2022 was due to a shift in the mix from lower premium residential refinance and default transactions to higher premium commercial transactions, partially offset by a decrease in the average revenues per order from commercial transactions. The Company’s direct title operations closed 468,800, 455,500 and 695,900 domestic title orders during 2024, 2023 and 2022, respectively. The 2.9% increase in orders closed in 2024 from 2023 and the 34.5% decrease in orders closed in 2023 from 2022 were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums increased $112.6 million, or 4.6%, in 2024 from 2023 and decreased $1.1 billion, or 31.0%, in 2023 from 2022. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, full year agent premiums typically reflect mortgage origination activity from the fourth quarter of the prior year through the third quarter of the current year. The increase in agent premiums in 2024 from 2023 was generally consistent with the 2.6% decrease in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2024 as compared with the twelve months ended September 30, 2023. The decrease in agent premiums in 2023 from 2022 was generally consistent with the 34.0% decrease in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2023 as compared with the twelve months ended September 30, 2022.

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

Information and other revenues increased $21.1 million, or 2.3%, in 2024 from 2023 and decreased $210.0 million, or 18.6%, in 2023 from 2022. The increase in information and other revenues in 2024 from 2023 was primarily attributable to increased volume in the Company's commercial and international businesses. The decrease in information and other revenues in 2023 from 2022 was primarily attributable to decreases in the demand for the Company’s information products, post-close services and document generation services.

Net investment income decreased $5.9 million, or 1.1%, in 2024 from 2023 and increased $181.1 million, or 50.4%, in 2023 from 2022. The decrease in 2024 from 2023 was primarily attributable to declines in the Company’s escrow and tax-deferred property exchange balances, partially offset by an increase in interest income from the Company’s warehouse lending business and investment portfolio. The increase in 2023 from 2022 was primarily attributable to the positive impact of higher interest rates on the Company’s cash balances, tax-deferred property exchange and escrow balances and investment portfolio. The increase was also driven by an increase in interest income from the company’s warehouse lending business.

Net investment gains/losses totaled losses of $345.4 million for 2024 and were primarily attributable to losses realized from the Company’s investment portfolio rebalancing project discussed above and asset impairments, partially offset by an increase in the fair values of marketable equity securities. Net investment losses of $38.2 million for 2023 were primarily attributable to losses recognized on sales of debt securities, partially offset by changes in the fair values of marketable equity securities. Net investment losses of $149.8 million for 2022 were primarily attributable to losses recognized on sales of debt securities and changes in the fair values of marketable equity securities, partially offset by a $51.1 million gain realized on the sale of an investment in a title insurance business.

Direct operations in the title insurance and services segment are labor intensive; accordingly, a major expense component is personnel costs. Labor costs are driven by two primary considerations: the need to optimize staffing levels to match the level of corresponding or anticipated new orders and the need to provide quality service. The Company continues to closely monitor order volumes and related staffing levels and adjusts staffing levels as considered necessary. The Company’s direct title operations opened 634,300, 629,100 and 895,500 domestic title orders in 2024, 2023 and 2022, respectively, representing an increase of 0.8% in 2024 from 2023 and a decrease of 29.7% in 2023 from 2022.

Personnel costs increased $77.2 million, or 4.1%, in 2024 from 2023 and decreased $396.9 million, or 17.5%, in 2023 from 2022. The increase in personnel costs in 2024 from 2023 was primarily attributable to higher salary expense, incentive compensation due to higher revenue and profitability, employee benefits and payroll tax expense. The decrease in personnel costs in 2023 from 2022 was primarily attributable to lower incentive compensation as a result of lower revenue and profitability, declines in salary, payroll tax and employee benefit expense driven by lower headcount, lower overtime and temporary labor expense on lower volumes and lower severance expense. Personnel costs included severance expenses of $8.3 million, $12.6 million, and $34.7 million for 2024, 2023, and 2022, respectively.

A summary of premiums retained by agents and agent premiums is as follows:

(dollars in millions)	2024	2023	2022
Premiums retained by agents	$2,044.6	$1,952.2	$2,829.7
Agent premiums	$2,561.9	$2,449.3	$3,547.6
% retained by agents	79.8%	79.7%	79.8%

The premium split between underwriter and agents is in accordance with the respective agency contracts and can vary from region to region due to divergences in real estate closing practices and state regulations. As a result, the percentage of title premiums retained by agents can vary due to the geographic mix of revenues from agency operations. The changes in the percentage of title premiums retained by agents in 2024 from 2023 and in 2023 from 2022 were primarily due to changes in the geographic mix of agency revenues.

Other operating expenses increased $54.8 million, or 5.8%, in 2024 from 2023 and decreased $217.7 million, or 18.8%, in 2023 from 2022. The increase in 2024 from 2023 was primarily attributable to higher production expense, software expense, legal expense and the impact of an out-of-period adjustment of $6.2 million to write-off certain uncollectible balances related to fees that should have been previously written off, and lower bank credits. The decrease in 2023 from 2022 was primarily attributable to lower production expense due to lower transaction volumes, a decline in professional services expense and an increase in bank credits, partially offset by an increase in software expense.

The provisions for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, were 3.0%, 3.25%, and 4.0% for 2024, 2023, and 2022, respectively.

The 3.0% loss provision rate in the current year reflects an ultimate loss rate of 3.75% for the current policy year and a reserve release of 0.75%, or $34.6 million and for prior policy years, all of which are based on title insurance premiums and escrow fees for 2024.

As of December 31, 2024, the IBNR claims reserve for the title insurance and services segment was $1.1 billion, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $965.8 million to $1.2 billion. The range limits are $143.6 million below and $135.7 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

The 2023 loss provision rate of 3.25% reflected the ultimate loss rate for policy year 2023 of 3.75% and a reserve release of 0.5%, or $21.6 million for prior policy years, all of which are based on title insurance premiums and escrow fees for 2023. The 2022 loss provision rate of 4.0% reflected the ultimate loss rate for policy year 2022 and no change in loss reserve estimates for prior policy years.

Depreciation and amortization expense increased $18.6 million, or 10.1%, in 2024 from 2023 and $21.3 million, or 13.1%, in 2023 from 2022. The increase in depreciation and amortization expense in 2024 from 2023 was primarily attributable to higher amortization of capitalized software from recently deployed digital settlement products, partially offset by lower purchase-related amortization. The increase in depreciation and amortization expense in 2023 from 2022 was primarily attributable to higher amortization of capitalized software.

Insurers generally are not subject to state income or franchise taxes. However, in lieu thereof, a premium tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. The Company’s noninsurance subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company’s total tax burden at the state level for the title insurance and services segment is composed of a combination of premium taxes and state income taxes. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for 2024, 2023 and 2022.

Interest expense increased $14.3 million, or 17.4%, in 2024 from 2023 and $48.1 million, or 140.6%, in 2023 from 2022. The increases in 2024 from 2023 and 2023 from 2022 were primarily attributable to higher interest expense in the Company’s warehouse lending business. The increase in 2023 from 2022 was also attributable to higher deposit balances at the Company's banking operations.

Pretax margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to the relatively high proportion of fixed costs in the title insurance business, pretax margins generally improve as closed order volumes increase. Pretax margins for the segment are also impacted by (1) net investment income and net investment gains or losses, which may not move in the same direction as closed order volumes, (2) the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity and (3) the percentage of title insurance premiums generated by agency operations as margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The title insurance and services segment recorded pretax margins of 4.3%, 8.6% and 10.0% for 2024, 2023 and 2022, respectively.

Home Warranty

	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
(dollars in millions)				$ Change	% Change	$ Change	% Change
Revenues
Direct premiums	$397.8	$395.6	$413.1	$2.2	0.6	$(17.5)	(4.2)
Information and other	22.5	21.7	13.3	0.8	3.7	8.4	63.2
Net investment income	4.0	5.9	5.1	(1.9)	(32.2)	0.8	15.7
Net investment gains (losses)	1.4	(6.0)	(12.5)	7.4	123.3	6.5	52.0
	425.7	417.2	419.0	8.5	2.0	(1.8)	(0.4)
Expenses
Personnel costs	81.2	77.8	77.3	3.4	4.4	0.5	0.6
Other operating expenses	86.0	82.8	75.7	3.2	3.9	7.1	9.4
Provision for policy losses and other claims	184.4	193.1	211.8	(8.7)	(4.5)	(18.7)	(8.8)
Depreciation and amortization	5.1	4.8	5.1	0.3	6.3	(0.3)	(5.9)
Premium taxes	4.6	4.4	4.5	0.2	4.5	(0.1)	(2.2)
	361.3	362.9	374.4	(1.6)	(0.4)	(11.5)	(3.1)
Income before income taxes	$64.4	$54.3	$44.6	$10.1	18.6	$9.7	21.7
Pretax margin	15.1%	13.0%	10.6%	2.1%	16.2	2.4%	22.6

Direct premiums increased $2.2 million, or 0.6%, in 2024 from 2023 and decreased $17.5 million, or 4.2% in 2023 from 2022. The increase in direct premiums in 2024 from 2023 was primarily attributable to an increase in the average price per policy. The decrease in direct premiums in 2023 from 2022 was primarily attributable to a decline in real estate transactions.

Net investment gains/losses totaled gains of $1.4 million for 2024 and were primarily due to an increase in the fair values of marketable equity securities. Net investment gains/losses totaled losses of $6.0 million for 2023 and were primarily due to losses recognized on sales of debt securities. Net investment gains/losses totaled losses of $12.5 million for 2022 and were primarily due to losses recognized on sales of debt securities and from decreases in the fair values of marketable equity securities.

Personnel costs and other operating expenses increased $6.6 million, or 4.1%, in 2024 from 2023 and $7.6 million, or 5.0%, in 2023 from 2022. The increase in 2024 from 2023 was primarily attributable to higher advertising, postage, salary and employee benefits expense, partially offset by lower sales tax, technology, and deferred policy acquisition expense. The increase in 2023 from 2022 was primarily attributable to higher advertising expense.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 46.4% in 2024, 48.8% in 2023 and 51.3% in 2022. The decrease in the claims rate in 2024 from 2023 was primarily attributable to lower severity, partially offset by higher frequency. The decrease in the claims rate in 2023 from 2022 was primarily attributable to lower claims severity, partially offset by higher claims volume.

A large part of the revenues for the home warranty segment are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of the provision for losses, the majority of the expenses for this segment are variable in nature and, therefore, generally fluctuate with revenue. Accordingly, pretax margins (before provision for losses) are relatively constant, although, as a result of some fixed expenses, profit margins (before provision for losses) should nominally improve as premium revenues increase. Pretax margins are also impacted by net investment income and net investment gains or losses, which may not move in the same direction as premium revenues. The home warranty segment recorded pretax margins of 15.1%, 13.0% and 10.6% for 2024, 2023 and 2022, respectively.

Corporate

	2024	2023	2022	2024 vs. 2023		2023 vs. 2022
(dollars in millions)				$ Change	% Change	$ Change	% Change
Revenues
Direct premiums and escrow fees	$—	$—	$8.8	$—	—	$(8.8)	(100.0)
Information and other	—	—	8.1	—	—	(8.1)	(100.0)
Net investment income (loss)	24.1	25.1	(21.7)	(1.0)	(4.0)	46.8	215.7
Net investment losses	(57.5)	(162.3)	(353.4)	104.8	64.6	191.1	54.1
	(33.4)	(137.2)	(358.2)	103.8	75.7	221.0	61.7
Expenses
Personnel costs	24.9	35.3	(10.6)	(10.4)	(29.5)	45.9	433.0
Other operating expenses	35.2	46.5	41.2	(11.3)	(24.3)	5.3	12.9
Provision for policy losses and other claims	(2.7)	3.3	26.1	(6.0)	(181.8)	(22.8)	(87.4)
Depreciation and amortization	0.1	0.1	0.1	—	—	—	—
Interest	54.3	51.4	61.2	2.9	5.6	(9.8)	(16.0)
	111.8	136.6	118.0	(24.8)	(18.2)	18.6	15.8
Loss before income taxes	$(145.2)	$(273.8)	$(476.2)	$128.6	47.0	$202.4	42.5

Net investment income/loss totaled income of $24.1 million and $25.1 million for 2024 and 2023, respectively, and losses of $21.7 million in 2022. The changes in net investment income/loss for all years were primarily attributable to fluctuations in earnings and losses on investments associated with the Company’s deferred compensation plan.

Net investment losses totaled $57.5 million, $162.3 million and $353.4 million for 2024, 2023, and 2022, respectively, resulting from impairment charges and observable pricing changes on non-marketable equity investments within the Company’s venture investment portfolio and included unrealized losses and gains resulting from fluctuations in the fair value of the Company’s investment in Offerpad Solutions Inc.

Personnel costs and other operating expenses totaled $60.1 million, $81.8 million and $30.6 million in 2024, 2023 and 2022, respectively. The decrease in 2024 when compared to 2023 and the increase in 2023 when compared to 2022 were primarily attributable to fluctuations in returns on participant investments within the Company’s deferred compensation plan. The decrease in 2024 also included a reinsurance credit related to the wind down of the property and casualty insurance business and lower legal and incentive compensation expense related to the cybersecurity incident in 2023.

Interest expense increased $2.9 million, or 5.6%, in 2024 from 2023 and decreased $9.8 million, or 16.0%, in 2023 from 2022. The increase in 2024 from 2023 was primarily due to the issuance of $450 million 5.45% senior unsecured notes in September 2024, partially offset by the repayment of the Company's $300 million 4.60% senior unsecured notes, upon maturity, in November 2024. The decrease in 2023 from 2022 was primarily attributable to the repayment of the Company's $250 million 4.30% senior unsecured notes, upon maturity, in February 2023.

Eliminations

The Company’s inter-segment eliminations were not material for 2024, 2023 and 2022.

Income Taxes

The Company's actual income tax expense differs from the expense computed by applying the federal income tax rate of 21% for 2024, 2023 and 2022. A reconciliation of these differences is as follows:

	Year ended December 31,
	2024		2023		2022
	(dollars in millions)
Taxes calculated at federal rate	$34.7	21.0%	$57.6	21.0%	$68.4	21.0%
State taxes, net of federal benefit	(8.3)	(5.0)	(6.4)	(2.3)	(5.3)	(1.5)
Change in liability for tax positions	6.8	4.1	10.7	3.9	(0.8)	(0.3)
Foreign income taxed at different rates	8.6	5.2	9.5	3.5	2.1	0.6
Unremitted foreign earnings	(1.4)	(0.8)	1.2	0.4	—	—
Federal tax credits	(14.6)	(8.8)	(17.3)	(6.3)	—	—
Valuation allowance	11.4	6.9	7.7	2.8	—	—
Other items, net	(4.4)	(2.8)	(4.1)	(1.5)	(4.0)	(1.1)
	$32.8	19.8%	$58.9	21.5%	$60.4	18.7%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 19.8% for 2024, 21.5% for 2023 and 18.7% for 2022. The differences in the effective tax rates year over year are typically due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contributions to pretax income and changes in the ratio of permanent differences to income before income taxes. The effective income tax rates also reflect the impact on pretax earnings from impairment losses on the Company’s venture investment portfolio and, for 2024, realized losses from sales of debt securities in an unrealized loss position in connection with the Company’s portfolio rebalancing project. In addition, the effective tax rates for 2024 and 2023 reflect tax credits claimed in current and prior years and a valuation allowance recorded against losses on certain equity investments. The effective tax rate for 2022 also reflects the benefits from the resolution of state tax matters from prior years.

Net Income and Net Income Attributable to the Company

Net income and per share information are summarized as follows:

	Year ended December 31,
	2024	2023	2022
	(in millions, except per share amounts)
Net income attributable to the Company	$131.1	$216.8	$263.0
Net income per share attributable to the Company’s stockholders:
Basic	$1.26	$2.08	$2.46
Diluted	$1.26	$2.07	$2.45
Weighted-average common shares outstanding:
Basic	103.9	104.3	107.0
Diluted	104.3	104.6	107.3
See Note 15 Earnings Per Share to the consolidated financial statements for further discussion of earnings per share.

Liquidity and Capital Resources

Cash requirements. The Company generates cash primarily from sales of its products and services and from investment income. The Company’s current cash requirements include operating expenses, taxes, payments of principal and interest on its debt, capital expenditures, dividends on its common stock, and may include business acquisitions, investments and loans in private companies and repurchases of its common stock. Management forecasts the cash needs of the holding company and its primary subsidiaries and regularly reviews their short-term and long-term projected sources and uses of funds, as well as the asset, liability, investment and cash flow assumptions underlying such forecasts. Based on the Company’s ability to generate cash flows from operations, its liquid-asset position and amounts available on its revolving credit facility, management believes that its resources are sufficient to satisfy its anticipated operational cash requirements and obligations for at least the next twelve months.

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

Cash provided by operating activities totaled $897.5 million, $354.3 million and 777.6 million for 2024, 2023 and 2022, respectively, after claim payments, net of recoveries, of $397.8 million, $381.8 million and $434.3 million, respectively. The principal nonoperating uses of cash and cash equivalents for 2024, 2023 and 2022 were advances and repayments under secured financing agreements, purchases of debt and equity securities, dividends to common stockholders, capital expenditures and repurchases of company shares. Principal nonoperating uses of cash and cash equivalents also included decreases in deposits at the Company’s banking operations for 2024, repayment of senior unsecured notes for 2024 and 2023, and acquisitions for 2022. The most significant nonoperating sources of cash and cash equivalents for 2024, 2023 and 2022 were borrowings and collections under secured financing agreements, and proceeds from the sales and maturities of debt and equity securities. Principal nonoperating sources of cash and cash equivalents also included proceeds from issuance of unsecured senior notes in 2024 and increases in deposits at the Company’s banking operations for 2023 and 2022. The net effect of all activities on total cash and cash equivalents were decreases of $1.9 billion and $4.5 million for 2024 and 2022, respectively, and an increase of $2.4 billion for 2023. The increases to cash and cash equivalents and deposits in 2023 related to the cybersecurity incident are further discussed below.

The decreases in the Company’s cash and deposit liability balances at December 31, 2024 when compared to December 31, 2023, reflect the Company’s return to a normal allocation process for managing escrow deposits at its federal savings bank subsidiary in 2024. Due to the cybersecurity incident in late December 2023, the Company maintained a higher proportion of escrow deposits at its federal savings bank at December 31, 2023.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In September 2024, the quarterly cash dividend was increased to 54 cents per common share, representing a 2% increase. The dividend increase was effective beginning with the September 2024 dividend. In January 2025, the Company's board of directors approved a first quarter cash dividend of 54 cents per common share. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $400.0 million, of which $145.4 million remained as of December 31, 2024. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2024, the Company repurchased and retired 1.2 million shares of its common stock for a total purchase price of $68.5 million and, as of December 31, 2024, the Company has repurchased and retired 4.7 million shares of its common stock under the current authorization for a total purchase price of $254.6 million.

Holding company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of December 31, 2024, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for 2025, without prior approval from applicable regulators, was dividends of $535.0 million and loans and advances of $114.2 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of December 31, 2024, the holding company’s sources of liquidity included $196.2 million of cash and cash equivalents and $900.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing. On November 15, 2024, the Company repaid its $300.0 million 4.60% senior unsecured notes, upon maturity, through available cash at the holding company.

In September 2024, the Company issued $450.0 million of 5.45% senior unsecured notes due in 2034. Interest is due semi-annually on March 30 and September 30, beginning March 30, 2025.

The Company maintains a senior unsecured credit agreement with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, and the lenders party thereto that provides for a $900.0 million revolving credit facility. The credit agreement includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $450.0 million. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds from borrowings made from time to time under the credit agreement may be used for general corporate purposes. Unless terminated earlier, the credit agreement will terminate on May 17, 2028. At December 31, 2024, the Company had no outstanding borrowings under the facility.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2024, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements. The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•
FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions. At December 31, 2024, outstanding borrowings under these facilities totaled $643.8 million.
•
First American Trust, FSB (“FA Trust”), a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and maintains access to the Federal Reserve's Discount Window. At December 31, 2024, no amounts were outstanding under any of these facilities.
•
First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At December 31, 2024, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 30.8% and 28.6% at December 31, 2024 and 2023, respectively. The Company’s adjusted debt to capitalization ratios, excluding secured financings payable of $643.8 million and $553.3 million and accumulated other comprehensive loss of $496.4 million and $655.8 million at December 31, 2024 and 2023, were 22.2% and 20.2%, respectively.

Investment portfolio. The Company maintains a high quality, liquid portfolio of debt and marketable equity securities that is primarily held at its insurance and banking subsidiaries. As of December 31, 2024, 95% of the Company’s investment portfolio consisted of debt securities, of which 71% were either United States government-backed or rated AAA/Aaa and 97% were either rated or classified as investment grade or better. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s debt securities portfolio at December 31, 2024, see Note 3 Debt Securities to the consolidated financial statements.

In addition to its debt and marketable equity securities portfolio, the Company maintains investments in non-marketable equity securities and securities accounted for under the equity method. For further information on the Company’s equity securities, see Note 4 Equity Securities to the consolidated financial statements.

Capital expenditures. Capital expenditures, which are primarily related to software development costs and purchases of property and equipment and software licenses, totaled $235.2 million, $278.7 million and $274.9 million for 2024, 2023 and 2022, respectively.

Off-balance sheet arrangements. The Company administers escrow deposits as a service to customers in its direct title operations. Escrow deposits totaled $8.9 billion and $10.6 billion at December 31, 2024 and 2023, respectively, of which $4.0 billion and $6.3 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Escrow deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

Trust assets administered by FA Trust totaled $4.8 billion and $4.4 billion at December 31, 2024 and 2023, respectively, of which $169.4 million and $197.1 million, respectively, were held at FA Trust. The remaining trust assets were held at third-party financial institutions. Trust assets administered by FA Trust and held at third-party institutions are fiduciary client assets. As such, these trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. The Company could be held contingently liable if FA Trust were to breach any of its fiduciary duties.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions and, as a result, the Company has ongoing programs for realizing economic benefits with various financial institutions. The results from these programs are included as either income or as a reduction in expense, as appropriate, in the consolidated statements of income based on the nature of the arrangement and benefit received.

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.3 billion and $1.8 billion at December 31, 2024 and 2023, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $901.0 million and $830.5 million at December 31, 2024 and 2023, respectively, of which $606.5 million and $485.7 million, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

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

The Company’s exposure to interest rate changes primarily results from the Company’s significant portfolio of debt securities, which includes a high proportion of fixed-income securities, and from its financing activities. In general, the fair value of a fixed-income security increases or decreases inversely with a change in market interest rates. The Company also considers its investments in preferred stock to be exposed to interest rate risk. The fair values of the Company’s debt securities portfolio at December 31, 2024 and 2023 were $7.3 billion and $7.2 billion, respectively. One means of assessing the exposure of the Company’s debt securities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical parallel and instantaneous shift in interest rates across all maturities. Under this model, with all other factors held constant, the Company estimates that increases in interest rates of 100 and 200 basis points could cause the fair value of its debt securities portfolio (including investments in preferred stock) at December 31, 2024 to decrease by approximately $387.2 million, or 5.3%, and $752.9 million, or 10.3%, respectively, and at December 31, 2023 to decrease by approximately $337.1 million, or 4.7%, and $675.0 million, or 9.4%, respectively.

With respect to adjustable-rate debt, the Company is primarily exposed to the effects of changes in prevailing interest rates through its variable-rate credit facility and its interest bearing escrow deposit liabilities. As of December 31, 2024 and 2023, the Company had no outstanding borrowings under its credit facility. Assuming the full utilization of available funds under the facility of $900.0 million at December 31, 2024 and 2023, respectively, and assuming that the borrowings were outstanding for the entire year, increases of 50 and 100 basis points in the prevailing interest rate on the Company’s credit facility would result in increases in interest expense of $4.5 million and $9.0 million, respectively, for 2024 and 2023.

The Company’s interest bearing escrow and mortgage loan subservicing deposit liabilities totaled $2.6 billion and $2.5 billion at December 31, 2024 and 2023, respectively. These variable-rate customer savings accounts are subject to market rate fluctuations. The weighted-average interest rates were 1.89% and 1.52% for 2024 and 2023, respectively. Assuming increases in interest rates of 25 and 50 basis points and that the deposit amounts at December 31, 2024 and 2023 were held constant for the entire year, interest expense for 2024 would be higher by $6.5 million and $13.0 million, respectively, and 2023 would be higher by $6.4 million and $12.7 million, respectively.

Equity Price Risk

The Company is also subject to equity price risk related to its marketable equity securities portfolio. The fair value of the Company’s marketable equity securities portfolio (excluding preferred stock of $12.1 million and $12.4 million) was $374.7 million and $424.5 million as of December 31, 2024 and 2023, respectively. Assuming broad-based declines in equity market prices of 10% and 20%, with all other factors held constant, the fair value of the Company’s marketable equity securities portfolio at December 31, 2024 could decrease by $37.5 million and $74.9 million, respectively, and at December 31, 2023 could decrease by $42.5 million and $84.9 million, respectively.

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

The Company’s debt securities portfolio maintains an average credit quality rating of AA. For further information on the credit quality of the Company’s debt securities portfolio at December 31, 2024, see Note 3 Debt Securities to the consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First American Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First American Financial Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of the Incurred But Not Reported Loss Reserve - Title Claims

As described in Notes 1 and 11 to the consolidated financial statements, as of December 31, 2024, approximately $1.109 billion of the Company’s reserve for known and incurred but not reported claims represented the incurred but not reported (“IBNR”) loss reserve balance for the title insurance and services segment. Management provides for title insurance losses through a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a loss provision rate to total title insurance premiums and escrow fees. Management estimates the loss provision rate at the beginning of each year and reassesses the rate quarterly, which involves an evaluation of the results of an in-house actuarial review.

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

February 20, 2025

We have served as the Company’s auditor since 2009.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in millions, except for par values)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$1,718.1	$3,605.3
Accounts and accrued income receivable, less allowances for credit losses of $21.5 and $21.8	374.8	509.4
Income taxes receivable	61.3	75.7
Investments:
Deposits with banks	85.4	55.8
Debt securities (amortized cost of $7,730.9 and $7,895.2; pledged of $92.4 and $107.0)	7,265.9	7,157.5
Equity securities	691.3	735.6
	8,042.6	7,948.9
Secured financings receivable	690.0	636.5
Property and equipment, net	745.1	749.6
Operating lease assets	214.7	229.3
Title plants and other indexes	673.9	652.4
Deferred income taxes	43.8	50.1
Goodwill	1,804.3	1,807.5
Other intangible assets, net	125.2	153.8
Other assets	414.8	384.3
	$14,908.6	$16,802.8
LIABILITIES AND EQUITY
Deposits	$5,048.1	$7,308.0
Accounts payable and accrued liabilities:
Accounts payable	66.7	63.3
Personnel costs	278.1	256.6
Pension costs and other retirement plans	425.2	399.2
Other	173.3	160.4
	943.3	879.5
Deferred revenue	210.4	196.8
Reserve for known and incurred but not reported claims	1,193.4	1,282.4
Income taxes payable	27.0	15.9
Deferred income taxes	139.1	63.6
Operating lease liabilities	229.9	246.6
Secured financings payable	643.8	553.3
Notes and contracts payable	1,546.6	1,393.9
	9,981.6	11,940.0
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares;
Outstanding—103.0 shares and 103.1 shares	—	—
Additional paid-in capital	1,787.6	1,793.3
Retained earnings	3,617.3	3,710.6
Accumulated other comprehensive loss	(496.4)	(655.8)
Total stockholders’ equity	4,908.5	4,848.1
Noncontrolling interests	18.5	14.7
Total equity	4,927.0	4,862.8
	$14,908.6	$16,802.8

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Direct premiums and escrow fees	$2,446.0	$2,252.1	$3,084.8
Agent premiums	2,561.9	2,449.3	3,547.6
Information and other	960.8	938.5	1,148.5
Net investment income	561.0	570.0	340.1
Net investment losses (realized of $(335.1), $(80.9), $(85.4))	(401.6)	(206.4)	(515.8)
	6,128.1	6,003.5	7,605.2
Expenses:
Personnel costs	2,059.4	1,989.1	2,339.6
Premiums retained by agents	2,044.6	1,952.2	2,829.7
Other operating expenses	1,113.4	1,067.0	1,272.3
Provision for policy losses and other claims	320.0	336.3	486.3
Depreciation and amortization	207.4	188.5	167.5
Premium taxes	68.3	63.5	91.1
Interest	149.6	132.5	93.0
	5,962.7	5,729.1	7,279.5
Income before income taxes	165.4	274.4	325.7
Income taxes	32.8	58.9	60.4
Net income	132.6	215.5	265.3
Less: Net income (loss) attributable to noncontrolling interests	1.5	(1.3)	2.3
Net income attributable to the Company	$131.1	$216.8	$263.0
Net income per share attributable to the Company’s stockholders:
Basic	$1.26	$2.08	$2.46
Diluted	$1.26	$2.07	$2.45
Cash dividends per share	$2.14	$2.10	$2.06
Weighted-average common shares outstanding:
Basic	103.9	104.3	107.0
Diluted	104.3	104.6	107.3

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$132.6	$215.5	$265.3
Other comprehensive income (loss), net of tax:
Change in unrealized losses on debt securities	199.9	198.0	(780.9)
Change in foreign currency translation adjustment	(46.1)	17.2	(42.2)
Change in pension benefit adjustment	5.6	(2.1)	46.6
Total other comprehensive income (loss), net of tax	159.4	213.1	(776.5)
Comprehensive income (loss)	292.0	428.6	(511.2)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1.5	(1.3)	2.3
Comprehensive income (loss) attributable to the Company	$290.5	$429.9	$(513.5)

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2021	109.7	$—	$2,179.2	$3,672.9	$(92.4)	$5,759.7	$16.1	$5,775.8
Net income	—	—	—	263.0	—	263.0	2.3	265.3
Dividends on common shares	—	—	—	(217.5)	—	(217.5)	—	(217.5)
Repurchases of Company shares	(7.5)	—	(440.7)	—	—	(440.7)	—	(440.7)
Shares issued in connection with share-based compensation	1.0	—	6.6	(4.1)	—	2.5	—	2.5
Share-based compensation	—	—	67.3	—	—	67.3	—	67.3
Net activity related to noncontrolling interests	—	—	—	—	—	—	5.0	5.0
Other comprehensive loss	—	—	—	—	(776.5)	(776.5)	—	(776.5)
Balance at December 31, 2022	103.2	—	1,812.4	3,714.3	(868.9)	4,657.8	23.4	4,681.2
Net income	—	—	—	216.8	—	216.8	(1.3)	215.5
Dividends on common shares	—	—	—	(216.6)	—	(216.6)	—	(216.6)
Repurchases of Company shares	(1.3)	—	(72.8)	—	—	(72.8)	—	(72.8)
Shares issued in connection with share-based compensation	1.2	—	4.3	(3.9)	—	0.4	—	0.4
Share-based compensation	—	—	49.1	—	—	49.1	—	49.1
Net activity related to noncontrolling interests	—	—	0.3	—	—	0.3	(7.4)	(7.1)
Other comprehensive income	—	—	—	—	213.1	213.1	—	213.1
Balance at December 31, 2023	103.1	—	1,793.3	3,710.6	(655.8)	4,848.1	14.7	4,862.8
Net income	—	—	—	131.1	—	131.1	1.5	132.6
Dividends on common shares	—	—	—	(220.7)	—	(220.7)	—	(220.7)
Repurchases of Company shares	(1.2)	—	(68.5)	—	—	(68.5)	—	(68.5)
Shares issued in connection with share-based compensation	1.1	—	10.6	(3.7)	—	6.9	—	6.9
Share-based compensation	—	—	52.0	—	—	52.0	—	52.0
Net activity related to noncontrolling interests	—	—	0.2	—	—	0.2	2.3	2.5
Other comprehensive income	—	—	—	—	159.4	159.4	—	159.4
Balance at December 31, 2024	103.0	$—	$1,787.6	$3,617.3	$(496.4)	$4,908.5	$18.5	$4,927.0

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$132.6	$215.5	$265.3
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	320.0	336.3	486.3
Depreciation and amortization	207.4	188.5	167.5
Amortization of premiums and accretion of discounts on debt securities, net	(3.0)	8.6	18.8
Net investment losses	401.6	206.4	515.8
Share-based compensation	52.0	49.1	67.3
Equity in earnings of affiliates, net	(7.4)	(5.4)	(11.0)
Dividends from equity method investments	6.4	6.5	11.2
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(397.8)	(381.8)	(434.3)
Net change in income tax accounts	35.2	(60.8)	(130.0)
Decrease (increase) in accounts and accrued income receivable	126.2	(159.1)	82.7
Increase (decrease) in accounts payable and accrued liabilities	45.9	(51.9)	(265.9)
Increase (decrease) in deferred revenue	13.7	(0.1)	(27.9)
Other, net	(35.3)	2.5	31.8
Cash provided by operating activities	897.5	354.3	777.6
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions/dispositions, net of cash acquired/divested	(16.4)	(24.7)	(277.5)
Net (increase) decrease in deposits with banks	(35.0)	7.9	(7.7)
Purchases of debt securities	(6,298.8)	(1,287.8)	(2,980.0)
Proceeds from sales of debt securities	5,462.9	1,676.9	1,753.3
Proceeds from maturities of debt securities	675.5	812.3	1,171.0
Purchases of equity securities	(44.7)	(170.7)	(157.1)
Proceeds from sales of equity securities	69.1	71.0	241.4
Net change in other investments	(7.6)	(11.6)	(6.8)
Advances under secured financing agreements	(29,164.2)	(13,309.9)	(15,657.8)
Collections of secured financings receivable	29,114.2	13,097.2	15,778.2
Capital expenditures	(218.3)	(263.4)	(259.8)
Proceeds from sales of property and equipment	0.6	0.1	6.8
Proceeds from insurance settlement	4.0	2.2	3.0
Cash (used for) provided by investing activities	(458.7)	599.5	(393.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(2,259.9)	1,788.3	451.1
Borrowings under secured financing agreements	28,408.3	13,383.7	15,532.6
Repayments of secured financings payable	(28,317.8)	(13,196.7)	(15,695.3)
Net proceeds from issuance of unsecured senior notes	444.0	—	—
Repayment of senior unsecured notes	(300.0)	(250.0)	—
Repayments of other notes and contracts payable	(4.2)	(6.2)	(6.9)
Net activity related to noncontrolling interests	2.5	(7.1)	(2.2)
Net proceeds in connection with share-based compensation	6.9	0.4	2.5
Repurchases of Company shares	(68.5)	(72.7)	(440.7)
Payments of cash dividends	(220.7)	(216.6)	(217.5)
Cash (used for) provided by financing activities	(2,309.4)	1,423.1	(376.4)
Effect of exchange rate changes on cash	(16.6)	4.9	(12.7)
Net (decrease) increase in cash and cash equivalents	(1,887.2)	2,381.8	(4.5)
Cash and cash equivalents—Beginning of year	3,605.3	1,223.5	1,228.0
Cash and cash equivalents—End of year	$1,718.1	$3,605.3	$1,223.5
SUPPLEMENTAL INFORMATION:
Cash paid (received) during the year for:
Interest	$150.6	$124.2	$86.5
Premium taxes	$57.3	$84.2	$112.6
Income taxes paid	$22.1	$121.0	$191.1
Income tax refunds	$(23.6)	$(1.0)	$(2.2)

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation and Significant Accounting Policies:

First American Financial Corporation (the “Company”), through its subsidiaries, is engaged in the business of providing financial services. The Company consists of the following reportable segments:

•
The title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant data and records; provides appraisals and other valuation-related products and services; provides lien release, document custodial and default-related products and services; provides document generation services; provides warehouse lending services; subservices mortgage loans; and provides banking, trust and wealth management services. The Company, through its principal title insurance subsidiary and such subsidiary’s affiliates, transacts its title insurance business through a network of direct operations and agents. Through this network, the Company issues policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories. The Company also offers title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, South Korea, Australia, New Zealand and various other established and emerging markets.
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

The Company has certain investments in nonconsolidated variable interest entities, which are accounted for using the equity method of accounting, that are primarily investments in funds that are limited partnerships. As of December 31, 2024 and 2023, the carrying values of these investments were $65.7 million and $40.4 million, respectively, and are included in equity securities on the Company’s consolidated balance sheets. At December 31, 2024, the Company’s maximum exposure to loss related to these investments, including any future funding commitments, was $71.7 million.

Revisions and out-of-period adjustments

During 2024, the Company identified certain uncollectible balances related to fees within its title insurance and services segment, which primarily related to reporting periods in 2023 and prior, that should have been previously written off. To correct for this error, the Company recorded an adjustment in 2024, which increased other operating expenses and increased accounts payable and accrued liabilities by $6.2 million.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2023, the Company identified deferred compensation agreements with certain former employees who have been receiving benefit payments from the Company for which it has understated its obligation to make future benefit payments. As this error primarily related to reporting periods prior to 2020, the Company corrected for this error by revising retained earnings at December 31, 2021 and 2022 in the consolidated statements of equity. The impact of this revision, which has been consistently applied to all periods presented, included decreases to retained earnings and deferred income tax liabilities of $7.0 million and $2.5 million, respectively, and an increase to pension costs and other retirement plans liability of $9.5 million.

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

The Company’s policy is to present accrued interest receivable on financial assets measured at amortized cost within accounts and accrued income receivable on the balance sheet. Accrued interest receivable at December 31, 2024 and 2023 totaled $14.0 million and $24.5 million, respectively. The Company has elected to not measure an allowance for credit losses for accrued interest receivable and maintains a policy that all receivables ninety days past due are written off to credit loss expense. Accounts are placed on non-accrual status, and accrual of interest is discontinued, when management determines that collectibility of contractual amounts is not reasonably assured. Payments of interest for accounts in non-accrual status are applied under the cost recovery method.

Deposits with banks

Deposits with banks are short-term investments with initial maturities of generally more than 90 days and included restricted cash and cash equivalents of $20.7 million and $4.0 million at December 31, 2024 and 2023, respectively.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are recorded on the balance sheet through an allowance for credit losses with a corresponding adjustment to earnings and declines that are noncredit-related are recognized through other comprehensive income/loss.

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2024, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

The Company’s policy is to present accrued interest receivable on debt securities within accounts and accrued income receivable on the balance sheet. Accrued interest receivable on debt securities at December 31, 2024 and 2023 totaled $38.8 million and $35.1 million, respectively. The Company has elected to not measure an allowance for accrued interest receivable on debt securities and maintains a policy that all receivables ninety days past due are written off to credit loss expense. Debt securities are placed on non-accrual status, and accrual of interest is discontinued, when management determines that collectibility of contractual amounts is not reasonably assured. Interest income is recognized on a cash basis for interest payments received on debt securities in non-accrual status.

The Company maintains investments in debt securities in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits. At December 31, 2024 and 2023, the fair values of such investments totaled $92.4 million and $107.0 million, respectively. See Note 2 Statutory Restrictions on Investments and Stockholders’ Equity for additional discussion of the Company’s statutory restrictions.

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

Notes Receivable

Notes receivable are carried at cost, less allowance for credit losses. An allowance for credit losses is established on an individual note based on the Company’s estimate of the net amount expected to be collected. The allowance for credit losses is based upon the Company’s assessment of the borrower’s overall financial condition, resources and payment record; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including the expected future cash flows, estimated fair value of collateral on secured notes, general economic conditions and trends, and other relevant factors, as appropriate. Notes are placed on non-accrual status when management determines that the collectibility of contractual amounts is not reasonably assured. Notes receivable at December 31, 2024 and 2023 totaled $34.4 million and $22.4 million, respectively. Notes receivable are included in other assets on the consolidated balance sheets.

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

Property and equipment

Buildings and furniture and equipment are initially recorded at cost and are generally depreciated using the straight-line method over estimated useful lives ranging from 10 to 40 years and from 1 to 15 years, respectively. Leasehold improvements are initially recorded at cost and are amortized over the lesser of the remaining term of the respective lease or the estimated useful life, using the straight-line method. Computer software developed for internal use and for use with the Company’s products is amortized over estimated useful lives ranging from 1 to 15 years using the straight-line method. Software development and implementation costs, which include certain payroll-related costs of employees directly associated with developing or implementing software and payments to third parties directly associated with developing or implementing software are capitalized during the application development or implementation stage until the software is ready for its intended use.

Management evaluates the carrying value of property and equipment to be held and used when events and circumstances warrant such a review. The carrying value is considered impaired when the anticipated undiscounted future cash flow from the asset is separately identifiable and is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily through estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved, or other valuation techniques. Losses on property and equipment to be disposed of are determined in a similar manner, except that fair value is reduced for the cost of disposal, if any.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment losses on property and equipment for the year ended December 31, 2024 primarily included $39.5 million in impairment losses to internally developed software due to either abandonment or the carrying amount was no longer deemed recoverable and exceeded its fair value as a result of either being replaced with new technologies or determined to be of diminished value due to a change in management strategy. These impairment losses, which were included in the title insurance and services segment, are included in net investment losses on the consolidated statements of income. Impairment losses for the years ended December 31, 2023 and 2022 were not material.

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

Management recognizes an impairment loss when the carrying amount of a lease asset is not recoverable and exceeds its fair value. The carrying amount is considered not recoverable if it exceeds the sum of the undiscounted future cash flows that are directly associated with, and that are expected to arise as a result of, the use and eventual disposition of the lease asset. An impairment loss is measured as the amount by which the carrying amount of a lease asset exceeds its fair value. Impairment losses related to the Company’s commercial real estate may occur if the Company ceased use of all, or a portion, of a leased property while a contractual obligation remains. Impairment losses related to commercial real estate leases totaled $2.2 million and $2.6 million for the years ended December 31, 2024 and 2022, respectively, and was immaterial for the year ended December 31, 2023.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performed qualitative assessments for both reporting units in 2024 and 2022. In 2023, the Company chose to perform a quantitative impairment test for its title insurance reporting unit and a qualitative assessment for its home warranty reporting unit. The results of the Company’s qualitative assessments in 2024 and 2022 for both reporting units and, in 2023, for the home warranty reporting unit, supported the conclusion that the reporting unit fair values were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary. Based on the results of the quantitative test in 2023, the Company determined that the fair value for the title insurance reporting unit exceeded its carrying amount and no additional analysis was required. As a result of the Company’s annual goodwill impairment assessments, the Company did not record any goodwill impairment losses for 2024, 2023 or 2022.

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

The Company records a contract asset, and recognizes revenue, upon delivery of certain products related to the closing of a real estate transaction where the Company’s right to payment is subject to the closing of the transaction. The Company records a contract liability for payments received in advance of revenue recognition for certain products or services. Contract assets and liabilities were not material at December 31, 2024 and 2023. Revenues recognized during the years ended December 31, 2024, 2023 and 2022 that were included in contract liabilities at the beginning of the respective period were not material.

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

The Company’s primary means of providing share-based compensation is through the granting of restricted stock units (“RSUs”). RSUs granted generally have graded vesting features and include a service condition; and, for certain employees and executives, may also include either a performance or market condition. The Company also grants performance restricted stock units (“PRSUs”) to certain employees and executives, which generally contain service and either performance or market conditions. RSUs and PRSUs receive dividend equivalents in the form of RSUs/PRSUs having the same vesting requirements as the initial grant.

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

Reinsurance

The Company’s title insurance business assumes and cedes large title insurance risks through reinsurance. Additionally, the Company has limited reinsurance arrangements related to certain products offered through its international operations. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer. The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss. The primary insurer generally remains liable to its insured for the total risk but is reinsured under the terms of the reinsurance agreement. The amount of premiums assumed and ceded is recorded as a component of direct premiums and escrow fees on the Company’s consolidated statements of income. The total amount of premiums assumed and ceded in connection with reinsurance and payments and recoveries on reinsured losses were not material during the years ended December 31, 2024, 2023 and 2022.

Escrow deposits and trust assets

The Company administers escrow deposits as a service to customers in its direct title operations. Escrow deposits totaled $8.9 billion and $10.6 billion at December 31, 2024 and 2023, respectively, of which $4.0 billion and $6.3 billion, respectively, were held at First American Trust, FSB (“FA Trust”). The remaining deposits were held at third-party financial institutions. Escrow deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

Trust assets administered by FA Trust totaled $4.8 billion and $4.4 billion at December 31, 2024 and 2023, respectively, of which $169.4 million and $197.1 million, respectively, were held at FA Trust. The remaining trust assets were held at third-party financial institutions. Trust assets administered by FA Trust and held at third-party institutions are fiduciary client assets. As such, these trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. The Company could be held contingently liable if FA Trust were to breach any of its fiduciary duties.

In conducting its operations, the Company often holds customers’ assets in escrow, pending completion of real estate transactions and, as a result, the Company has ongoing programs for realizing economic benefits with various financial institutions. The results from these programs are included as either income or as a reduction in expense, as appropriate, in the consolidated statements of income based on the nature of the arrangement and benefit received.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Like-kind exchanges

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.3 billion and $1.8 billion at December 31, 2024 and 2023, respectively. The like-kind exchange deposits are held at third-party financial institutions and, due to the structure utilized to facilitate these transactions, the proceeds and property are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Subservicing deposits

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $901.0 million and $830.5 million at December 31, 2024 and 2023, respectively, of which $606.5 million and $485.7 million, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve financial reporting by requiring entities to disclose additional information about the components of certain expense captions on an entity's income statement in the notes to the financial statements. The updated guidance improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The updated guidance, which was adopted for 2024 annual reporting and applied retrospectively to all periods presented, did not have a material impact on the Company's consolidated financial statements except for the disclosure requirements provided in Note 22 Segment Financial Information.

In June 2022, the FASB issued updated guidance intended to increase the comparability of financial information across reporting entities that have investments in equity securities measured at fair value that are subject to contractual restrictions preventing the sale of those securities. The updated guidance clarified that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, as a result, should not be considered in measuring fair value. In addition, new disclosures are required about the nature of the restrictions and their remaining duration. The updated guidance, which was adopted on January 1, 2024, had no impact on the Company's consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pending Accounting Pronouncements

In November 2024, the FASB issued updated guidance intended to improve financial reporting by requiring entities to disclose additional information in the notes to the financial statements about specific expense categories within the income statement. The updated guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The updated disclosures can be applied either prospectively or retrospectively in the Company's financial statements. Except for the disclosure requirements, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In August 2023, the FASB issued updated guidance that is intended to provide decision-useful information to investors and reduce diversity in practice in accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The updated guidance will require joint ventures to recognize and initially measure their assets and liabilities at fair value, with certain exceptions to fair value measurement consistent with business combination guidance. The updated guidance is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 2. Statutory Restrictions on Investments and Stockholders’ Equity:

Investments totaling $127.2 million and $124.1 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2024 and 2023, respectively.

Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. As of December 31, 2024, under such regulations, the maximum amount available to the Company from its insurance subsidiaries in 2025, without prior approval from applicable regulators, was dividends of $535.0 million and loans and advances of $114.2 million.

The Company’s principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), maintained total statutory capital and surplus of $1.6 billion and $1.5 billion as of December 31, 2024 and 2023, respectively. Statutory net income for the years ended December 31, 2024, 2023 and 2022 was $182.8 million, $198.3 million and $436.3 million, respectively. FATICO was in compliance with the minimum statutory capital and surplus requirements as of December 31, 2024.

FATICO is domiciled in Nebraska and its statutory-based financial statements are prepared in accordance with accounting practices prescribed or permitted by the Nebraska Department of Insurance. The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures Manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the state of Nebraska. The state of Nebraska has adopted certain prescribed accounting practices that differ from those found in the NAIC SAP. Specifically, the timing of amounts released from the statutory premium reserve under Nebraska’s required practice differs from NAIC SAP resulting in total statutory capital and surplus that was lower than if reported in accordance with NAIC SAP by $354.6 million and $347.1 million at December 31, 2024 and 2023, respectively.

Statutory accounting principles differ in some respects from GAAP, and these differences include, but are not limited to, non-admission of certain assets (principally limitations on deferred tax assets, goodwill, furniture and equipment, investment in subsidiaries and affiliates, real estate, capitalized software, and premiums and other receivables 90 days past due), reporting of bonds at amortized cost, recognition of credit losses, the lack of recognition of operating lease assets and liabilities on the balance sheet for lease commitments in which the Company is a lessee, changes in the fair values of marketable equity securities, amortization of goodwill, deferral of premiums received as statutory premium reserve, supplemental reserve (if applicable) and exclusion of the incurred but not reported claims reserve.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. Debt Securities:

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated
(in millions)	cost	gains	losses	fair value
December 31, 2024
U.S. Treasury bonds	$180.7	$0.1	$(5.2)	$175.6
Municipal bonds	844.9	5.3	(73.7)	776.5
Foreign government bonds	217.1	1.6	(7.1)	211.6
Governmental agency bonds	203.8	—	(14.0)	189.8
Governmental agency mortgage-backed securities	4,844.4	1.7	(343.8)	4,502.3
U.S. corporate debt securities	948.4	5.6	(28.4)	925.6
Foreign corporate debt securities	491.6	5.3	(12.4)	484.5
	$7,730.9	$19.6	$(484.6)	$7,265.9
December 31, 2023
U.S. Treasury bonds	$203.3	$0.5	$(4.5)	$199.3
Municipal bonds	1,373.7	8.8	(136.7)	1,245.8
Foreign government bonds	228.4	1.4	(10.5)	219.3
Governmental agency bonds	207.7	0.2	(12.5)	195.4
Governmental agency mortgage-backed securities	4,396.2	6.3	(526.8)	3,875.7
U.S. corporate debt securities	1,007.0	6.6	(55.2)	958.4
Foreign corporate debt securities	478.9	5.8	(21.1)	463.6
	$7,895.2	$29.6	$(767.3)	$7,157.5

Sales of debt securities resulted in realized gains of $22.2 million, $7.2 million and $4.9 million, realized losses of $357.3 million, $88.1 million and $141.4 million, and proceeds of $5.5 billion, $1.7 billion and $1.8 billion for the years ended December 31, 2024, 2023 and 2022, respectively.

In 2024, the Company initiated a strategic investment portfolio rebalancing project. In connection with its rebalancing project, the Company sold certain debt securities in an unrealized loss position, which resulted in realized losses of $345.4 million and proceeds of $2.8 billion.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in debt securities in an unrealized loss position, and their respective length of time in such position, are as follows:

	Less than 12 months		12 months or longer		Total
(in millions)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2024
U.S. Treasury bonds	$81.8	$(1.8)	$52.9	$(3.4)	$134.7	$(5.2)
Municipal bonds	248.3	(4.4)	417.0	(69.3)	665.3	(73.7)
Foreign government bonds	29.8	(0.2)	72.7	(6.9)	102.5	(7.1)
Governmental agency bonds	144.4	(5.3)	37.9	(8.7)	182.3	(14.0)
Governmental agency mortgage-backed securities	2,977.2	(98.4)	1,290.4	(245.4)	4,267.6	(343.8)
U.S. corporate debt securities	435.2	(9.6)	117.5	(18.8)	552.7	(28.4)
Foreign corporate debt securities	159.4	(3.2)	110.5	(9.2)	269.9	(12.4)
	$4,076.1	$(122.9)	$2,098.9	$(361.7)	$6,175.0	$(484.6)
December 31, 2023
U.S. Treasury bonds	$8.2	$(0.1)	$55.4	$(4.4)	$63.6	$(4.5)
Municipal bonds	107.4	(0.9)	956.8	(135.8)	1,064.2	(136.7)
Foreign government bonds	33.3	(0.1)	101.4	(10.4)	134.7	(10.5)
Governmental agency bonds	0.4	—	118.9	(12.5)	119.3	(12.5)
Governmental agency mortgage-backed securities	338.3	(6.6)	3,225.3	(520.2)	3,563.6	(526.8)
U.S. corporate debt securities	45.1	(0.4)	602.5	(54.8)	647.6	(55.2)
Foreign corporate debt securities	19.3	(0.1)	267.3	(21.0)	286.6	(21.1)
	$552.0	$(8.2)	$5,327.6	$(759.1)	$5,879.6	$(767.3)

Based on the Company’s review of its debt securities in an unrealized loss position it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at December 31, 2024. As of December 31, 2024, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in debt securities at December 31, 2024, by contractual maturities, are as follows:

(in millions)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$32.9	$117.6	$4.7	$25.5	$180.7
Estimated fair value	$32.8	$114.7	$4.6	$23.5	$175.6
Municipal bonds
Amortized cost	7.1	83.0	283.1	471.7	844.9
Estimated fair value	7.1	80.5	247.6	441.3	776.5
Foreign government bonds
Amortized cost	13.0	123.7	73.7	6.7	217.1
Estimated fair value	13.0	125.1	67.9	5.6	211.6
Governmental agency bonds
Amortized cost	8.6	1.4	149.5	44.3	203.8
Estimated fair value	8.6	1.4	144.2	35.6	189.8
U.S. corporate debt securities
Amortized cost	12.4	545.2	295.6	95.2	948.4
Estimated fair value	12.5	539.0	290.5	83.6	925.6
Foreign corporate debt securities
Amortized cost	22.1	309.9	128.4	31.2	491.6
Estimated fair value	22.0	308.4	126.1	28.0	484.5
Total debt securities, excluding mortgage-backed securities
Amortized cost	$96.1	$1,180.8	$935.0	$674.6	$2,886.5
Estimated fair value	$96.0	$1,169.1	$880.9	$617.6	$2,763.6
Total mortgage-backed securities
Amortized cost					4,844.4
Estimated fair value					4,502.3
Total debt securities
Amortized cost					$7,730.9
Estimated fair value					$7,265.9

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The composition of the debt securities portfolio at December 31, 2024, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$175.6	100.0%	$—	—%	$—	—%	$175.6
Municipal bonds	755.1	97.3	21.1	2.7	0.3	—	776.5
Foreign government bonds	206.5	97.6	4.4	2.1	0.7	0.3	211.6
Governmental agency bonds	189.8	100.0	—	—	—	—	189.8
Governmental agency mortgage-backed securities	4,502.3	100.0	—	—	—	—	4,502.3
U.S. corporate debt securities	444.1	48.0	314.5	34.0	167.0	18.0	925.6
Foreign corporate debt securities	259.2	53.5	181.0	37.4	44.3	9.1	484.5
	$6,532.6	89.9%	$521.0	7.2%	$212.3	2.9%	$7,265.9

Included in debt securities at December 31, 2024, were bank loans totaling $139.7 million, of which $128.4 million were non-investment grade; high yield corporate debt securities totaling $75.4 million, all of which were non-investment grade; and emerging market debt securities totaling $32.6 million, of which $8.2 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at December 31, 2024, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$134.7	100.0%	$—	—%	$—	—%	$134.7
Municipal bonds	649.2	97.6	15.8	2.4	0.3	—	665.3
Foreign government bonds	97.4	95.0	4.4	4.3	0.7	0.7	102.5
Governmental agency bonds	182.3	100.0	—	—	—	—	182.3
Governmental agency mortgage-backed securities	4,267.6	100.0	—	—	—	—	4,267.6
U.S. corporate debt securities	317.2	57.4	202.4	36.6	33.1	6.0	552.7
Foreign corporate debt securities	165.1	61.2	89.9	33.3	14.9	5.5	269.9
	$5,813.5	94.1%	$312.5	5.1%	$49.0	0.8%	$6,175.0

Debt securities in an unrealized loss position at December 31, 2024, included bank loans totaling $17.3 million, of which $17.0 million were non-investment grade; high yield corporate debt securities totaling $27.5 million, all of which were non-investment grade; and emerging market debt securities totaling $24.0 million, of which $4.2 million were non-investment grade.

The credit ratings in the above tables reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected. Governmental agency mortgage-backed securities are not rated by any of the rating agencies; however, these securities have been included in the above table in the “A- or higher” rating category because the payments of principal and interest are guaranteed by the governmental agency that issued the security.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. Equity Securities:

Investments in equity securities, by accounting classification, are summarized as follows:

	December 31,
(in millions)	2024	2023
Marketable equity securities	$386.8	$436.9
Non-marketable equity securities	202.4	224.1
Equity method investments	102.1	74.6
	$691.3	$735.6

Investments in marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized gains (losses)	Estimated fair value
December 31, 2024
Common stocks	$397.3	$(22.6)	$374.7
Preferred stocks	12.0	0.1	12.1
	$409.3	$(22.5)	$386.8
December 31, 2023
Common stocks	$429.4	$(4.9)	$424.5
Preferred stocks	15.7	(3.3)	12.4
	$445.1	$(8.2)	$436.9

Net gains of $4.3 million and $54.9 million resulting from changes in the fair values of marketable equity securities were recognized for the years ended December 31, 2024 and 2023, respectively, which included net unrealized gains of $0.9 million and $51.2 million on securities still held at December 31, 2024 and 2023, respectively. Included in net gains during the years ended December 31, 2024 and 2023 were unrealized losses of $37.9 million and unrealized gains of $12.7 million, respectively, related to the Company's investment in Offerpad Solutions Inc., a tech-enabled real estate company.

A summary of the changes in the carrying amounts of non-marketable equity securities, which primarily relate to the Company's venture investment portfolio, for the years ended December 31, 2024 and 2023, is as follows:

	Year ended December 31,
(in millions)	2024	2023
Carrying amount, beginning of period	$224.1	$395.8
Net additions (disposals)	6.0	(4.0)
Gross unrealized gains	1.5	1.5
Gross unrealized losses and impairments	(29.2)	(169.2)
Carrying amount, end of period	$202.4	$224.1

Cumulative gross unrealized gains and cumulative gross unrealized losses and impairments related to non-marketable equity securities at December 31, 2024 and 2023, are summarized as follows:

	December 31,
(in millions)	2024	2023
Cumulative gross unrealized gains	$244.8	$243.3
Cumulative gross unrealized losses and impairments	$351.6	$322.4

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. Allowance for Credit Losses – Accounts Receivable:

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Year Ended December 31,
(in millions)	2024	2023
Balance at beginning of period	$21.8	$21.3
Provision for expected credit losses	8.7	8.1
Write-offs/recoveries	(9.0)	(7.6)
Balance at end of period	$21.5	$21.8

NOTE 6. Property and Equipment:

Property and equipment is summarized as follows:

	December 31,
(in millions)	2024	2023
Land	$26.5	$26.6
Buildings	195.8	193.4
Leasehold improvements	66.5	71.3
Furniture and equipment	175.7	184.8
Capitalized software	1,283.2	1,268.8
	1,747.7	1,744.9
Accumulated depreciation and amortization	(1,002.6)	(995.3)
	$745.1	$749.6

NOTE 7. Leases:

Lease assets and liabilities are summarized as follows:

	December 31,
(in millions)	2024	2023	Classification
Assets
Operating lease assets	$214.7	$229.3	Operating lease assets
Finance lease assets	6.2	3.2	Other assets
Total lease assets	$220.9	$232.5

Liabilities
Operating lease liabilities	$229.9	$246.6	Operating lease liabilities
Finance lease liabilities	5.7	3.1	Notes and contracts payable
Total lease liabilities	$235.6	$249.7

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of lease expense are summarized as follows:

	Year ended December 31,
(in millions)	2024	2023	2022	Classification
Operating lease cost	$85.6	$89.0	$93.1	Other operating expenses
Finance lease cost:
Amortization of lease assets	2.7	1.7	1.7	Depreciation and amortization
Interest of lease liabilities	0.2	0.1	0.1	Interest
Variable lease cost	29.7	31.8	34.2	Other operating expenses
Short-term lease cost	1.4	2.1	2.6	Other operating expenses
Sublease income	(2.7)	(2.7)	(1.2)	Information and other
Net lease cost	$116.9	$122.0	$130.5

Future minimum lease payments under operating and finance leases with noncancelable lease terms, as of December 31, 2024, are summarized as follows:

(in millions)	Operating Leases	Finance Leases	Total
2025	$79.9	$2.3	$82.2
2026	62.0	1.9	63.9
2027	43.8	0.8	44.6
2028	26.1	0.7	26.8
2029	15.8	0.2	16.0
Thereafter	32.6	—	32.6
Total lease payments	260.2	5.9	266.1
Interest	(30.3)	(0.2)	(30.5)
Present value of lease liabilities	$229.9	$5.7	$235.6

Information related to lease terms and discount rates is summarized as follows:

	December 31,
	2024	2023
Weighted-average remaining lease terms (years):
Operating leases	4.5	4.0
Finance leases	3.2	2.6
Weighted-average discount rates:
Operating leases	5.03%	4.06%
Finance leases	2.29%	3.01%

Cash flow information related to lease liabilities is summarized as follows:

	Year ended December 31,
(in millions)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$87.4	$91.5	$95.9
Operating cash flows from finance leases	$0.2	$0.1	$0.1
Financing cash flows from finance leases	$2.6	$1.8	$1.9
Operating lease assets obtained in exchange for new operating lease liabilities	$61.7	$58.9	$66.2
Finance lease assets obtained in exchange for new finance lease liabilities	$6.1	$1.5	$2.8

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8. Goodwill:

A summary of the changes in the carrying amounts of goodwill, by reportable segment, for the years ended December 31, 2024 and 2023, is as follows:

(in millions)	Title Insurance and Services	Home Warranty	Total
Balance as of December 31, 2022	$1,757.3	$40.9	$1,798.2
Acquisitions	7.5	—	7.5
Dispositions	(0.9)	—	(0.9)
Foreign currency translation	2.7	—	2.7
Balance as of December 31, 2023	$1,766.6	$40.9	$1,807.5
Acquisitions	1.4	—	1.4
Foreign currency translation	(4.6)	—	(4.6)
Balance as of December 31, 2024	$1,763.4	$40.9	$1,804.3

NOTE 9. Other Intangible Assets:

Other intangible assets are summarized as follows:

	December 31,
(in millions)	2024	2023
Finite-lived intangible assets:
Customer relationships	$160.8	$191.4
Noncompete agreements	10.5	28.2
Trademarks	70.7	70.6
Internal-use software licenses	21.7	16.5
Patents	2.8	2.8
	266.5	309.5
Accumulated amortization	(158.2)	(172.6)
	108.3	136.9
Indefinite-lived intangible assets:
Licenses	16.9	16.9
	$125.2	$153.8

Amortization expense for finite-lived intangible assets was $44.4 million, $51.5 million and $53.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in millions)
2025	$32.0
2026	$27.5
2027	$12.9
2028	$8.4
2029	$5.9

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10. Deposits:

Deposit accounts are summarized as follows:

	December 31,
(dollars in millions)	2024	2023
Escrow deposits:
Interest bearing	$1,999.9	$2,063.0
Non-interest bearing	2,247.8	4,531.3
	4,247.7	6,594.3
Mortgage loan subservicing deposits:
Interest bearing	606.5	485.7
Other deposits	193.9	228.0
	$5,048.1	$7,308.0
Weighted-average interest rate:
Interest bearing deposit accounts	1.89%	1.52%

NOTE 11. Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31,
(in millions)	2024	2023	2022
Balance at beginning of year	$1,282.4	$1,325.3	$1,283.8
Provision related to:
Current year	357.3	354.6	468.3
Prior years	(37.3)	(18.3)	18.0
	320.0	336.3	486.3
Payments, net of recoveries, related to:
Current year	204.6	199.6	225.8
Prior years	193.2	182.2	208.5
	397.8	381.8	434.3
Other	(11.2)	2.6	(10.5)
Balance at end of year	$1,193.4	$1,282.4	$1,325.3

The provisions for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, were 3.0%, 3.25% and 4.0% for the years ended December 31, 2024, 2023 and 2022, respectively.

The 3.0% loss provision rate in the current year reflects an ultimate loss rate of 3.75% for the current policy year and a reserve release of 0.75%, or $34.6 million and for prior policy years, all of which are based on title insurance premiums and escrow fees for the year ended December 31, 2024.

The 2023 loss provision rate of 3.25% reflected an ultimate loss rate of 3.75% for the 2023 policy year and a reserve release of 0.5%, or $21.6 million and for prior policy years, all of which are based on title insurance premiums and escrow fees for the year ended December 31, 2023. The 2022 loss provision rate of 4.0% reflected the ultimate loss rate for policy year 2022 and no change in loss reserve estimates for prior policy years.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s loss reserves is as follows:

	December 31,
(dollars in millions)	2024		2023
Known title claims	$55.3	4.6%	$55.5	4.3%
IBNR title claims	1,109.4	93.0%	1,186.5	92.5%
Total title claims	1,164.7	97.6%	1,242.0	96.8%
Non-title claims	28.7	2.4%	40.4	3.2%
Total loss reserves	$1,193.4	100.0%	$1,282.4	100.0%

Short-Duration Insurance Contracts

Home Warranty

The following reflects information as of December 31, 2024 about incurred and paid claims development as well as cumulative claims frequency by claims event, and the total of incurred but not reported claims plus expected development on reported claims included with the net incurred claims amounts.

The information below about incurred and paid claims development for the years ended December 31, 2015 to 2023, is presented as supplementary information.

	Incurred claims and allocated claim adjustment expenses										December 31, 2024
Accident	Years ended December 31,										Cumulative number of reported
Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024	claims
	(in millions)
2015	143.7	143.7	143.7	143.7	143.7	143.7	143.7	143.7	143.7	$143.7	0.9
2016		172.7	172.7	172.7	172.7	172.7	172.7	172.7	172.7	172.7	1.0
2017			167.2	167.2	167.2	167.2	167.2	167.2	167.2	167.2	1.0
2018				179.8	179.8	179.8	179.8	179.8	179.8	179.8	1.1
2019					174.1	174.1	174.1	174.1	174.1	174.1	1.1
2020						197.4	197.4	197.4	197.4	197.4	1.2
2021							218.2	218.2	218.2	218.2	1.2
2022								211.8	211.8	211.8	1.1
2023									193.2	193.2	1.0
2024										184.4	1.0
									Total	$1,842.5

*Amounts unaudited.

	Cumulative paid claims and allocated claim adjustment expenses
Accident	Years ended December 31,
Year	2015*	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024
	(in millions)
2015	129.5	143.7	143.7	143.7	143.7	143.7	143.7	143.7	143.7	$143.7
2016		155.4	172.7	172.7	172.7	172.7	172.7	172.7	172.7	172.7
2017			151.1	167.2	167.2	167.2	167.2	167.2	167.2	167.2
2018				163.0	179.8	179.8	179.8	179.8	179.8	179.8
2019					159.2	174.1	174.1	174.1	174.1	174.1
2020						177.8	197.4	197.4	197.4	197.4
2021							198.7	218.2	218.2	218.2
2022								192.3	211.8	211.8
2023									177.5	193.2
2024										169.0
									Total	$1,827.1
		All outstanding liabilities before 2015								—
		Liabilities for claims and claims adjustment expenses								$15.4

*Amounts unaudited.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense at December 31, 2024, is as follows:

December 31, 2024
(in millions)
Liability for unpaid claims and claim adjustment expenses — short-duration:
Home warranty	$15.4
Property and casualty insurance	13.3
28.7
Insurance lines other than short-duration:
Title insurance	1,164.7
Total liability for unpaid claims and claims adjustment expenses	$1,193.4

Supplementary information about average historical claims duration for the Company’s home warranty business as of December 31, 2024, is as follows:

Average annual percentage payout of incurred claims by age (unaudited)
Years	1	2
Annual payout	90.8%	9.2%

NOTE 12. Notes and Contracts Payable:

	December 31,
	2024	2023
	(dollars in millions)
5.45% senior unsecured notes due September 30, 2034, effective interest rate of 5.49%	$450.0	$—
2.40% senior unsecured notes due August 15, 2031, effective interest rate of 2.44%	650.0	650.0
4.00% senior unsecured notes due May 15, 2030, effective interest rate of 4.05%	450.0	450.0
4.60% senior unsecured notes due November 15, 2024, effective interest rate of 4.60%	—	300.0
Other notes and contracts payable with maturities through 2029, weighted -average interest rates of 3.77% and 3.41%	11.0	4.2
	1,561.0	1,404.2
Unamortized discounts and debt issuance costs	(14.4)	(10.3)
	$1,546.6	$1,393.9

In November 2024, the Company repaid its $300.0 million 4.60% senior unsecured notes, upon maturity, with cash available at the holding company.

In September 2024, the Company issued $450.0 million of 5.45% senior unsecured notes due in 2034. Interest is due semi-annually on March 30 and September 30, beginning March 30, 2025.

The Company maintains a senior unsecured credit agreement with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, and the lenders party thereto that provides for a $900.0 million revolving credit facility. The credit agreement includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $450.0 million. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds from borrowings made from time to time under the credit agreement may be used for general corporate purposes. Unless terminated earlier, the credit agreement will terminate on May 17, 2028. Upon entry into the credit agreement, the previous $700.0 million senior unsecured credit agreement was terminated. At December 31, 2024, the Company had no outstanding borrowings under the facility.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2024, the Company was in compliance with the financial covenants under the credit agreement.

The aggregate annual maturities for notes and contracts payable for the next five years and thereafter are summarized as follows:

Year	Annual maturities
(in millions)
2025	$3.5
2026	3.2
2027	2.1
2028	2.0
2029	0.2
Thereafter	1,550.0
$1,561.0

NOTE 13. Net Investment Income:

Net investment income includes interest and earnings on the following investments:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Deposits and other investments	$282.3	$303.5	$142.3
Debt securities	244.6	231.7	206.1
Deferred compensation plan assets	19.5	21.9	(25.3)
Dividends on equity securities	10.4	10.5	9.0
Equity in earnings of affiliates, net	7.4	5.4	11.0
	564.2	573.0	343.1
Investment expenses	(3.2)	(3.0)	(3.0)
Net investment income	$561.0	$570.0	$340.1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. Income Taxes:

For the years ended December 31, 2024, 2023 and 2022, domestic and foreign pretax income, before noncontrolling interests, were $83.2 million and $82.2 million, $193.4 million and $81.0 million, and $268.0 million and $57.7 million, respectively.

Income taxes are summarized as follows:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Current:
Federal	$(0.7)	$55.4	$132.3
State	6.1	2.8	18.5
Foreign	17.3	11.6	18.3
	22.7	69.8	169.1
Deferred:
Federal	21.4	(8.6)	(80.3)
State	(16.6)	(10.9)	(25.2)
Foreign	5.3	8.6	(3.2)
	10.1	(10.9)	(108.7)
	$32.8	$58.9	$60.4

The Company’s actual income tax expense differs from the expense computed by applying the federal income tax rate of 21% for the years ended December 31, 2024, 2023 and 2022. A reconciliation of these differences is as follows:

	Year ended December 31,
	2024		2023		2022
	(dollars in millions)
Taxes calculated at federal rate	$34.7	21.0%	$57.6	21.0%	$68.4	21.0%
State taxes, net of federal benefit	(8.3)	(5.0)	(6.4)	(2.3)	(5.3)	(1.5)
Change in liability for tax positions	6.8	4.1	10.7	3.9	(0.8)	(0.3)
Foreign income taxed at different rates	8.6	5.2	9.5	3.5	2.1	0.6
Unremitted foreign earnings	(1.4)	(0.8)	1.2	0.4	—	—
Federal tax credits	(14.6)	(8.8)	(17.3)	(6.3)	—	—
Valuation allowance	11.4	6.9	7.7	2.8	—	—
Other items, net	(4.4)	(2.8)	(4.1)	(1.5)	(4.0)	(1.1)
	$32.8	19.8%	$58.9	21.5%	$60.4	18.7%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 19.8%, 21.5%, and 18.7% for the years ended December 31, 2024, 2023, and 2022, respectively. The effective income tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense. The effective income tax rates also reflect the impact on pretax earnings from impairment losses on the Company’s venture investment portfolio and, for 2024, realized losses from sales of debt securities in an unrealized loss position in connection with the Company’s portfolio rebalancing project. In addition, the effective income tax rates for 2024 and 2023 reflect tax credits claimed in current and prior years and a valuation allowance recorded against losses on certain equity investments. The effective income tax rate for 2022 also reflects the benefits from the resolution of state tax matters from prior years.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary components of temporary differences that give rise to the Company’s net deferred tax liability are as follows:

	December 31,
	2024	2023
	(in millions)
Deferred tax assets:
Deferred revenue	$10.4	$8.6
Employee benefits	103.9	101.1
Bad debt reserves	7.9	8.7
Pension	11.3	13.3
Net operating loss carryforward	27.6	21.8
Foreign tax credit	3.5	3.8
Operating lease liabilities	47.1	52.3
Investments in affiliates	17.2	13.9
Securities	124.1	189.7
Other	17.5	12.2
	370.5	425.4
Valuation allowance	(27.9)	(13.7)
	342.6	411.7
Deferred tax liabilities:
Depreciable and amortizable assets	264.6	275.8
Claims and related salvage	119.2	88.5
Operating lease assets	43.2	47.7
Unremitted foreign earnings	10.9	13.2
	437.9	425.2
Net deferred tax liability	$95.3	$13.5

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

The vesting of RSUs represents a tax benefit that has been reflected as a reduction to income taxes payable and income tax expense for the years ended December 31, 2024, 2023 and 2022. The benefits recorded were $0.3 million, $0.7 million and $2.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

At December 31, 2024, the Company had available a $3.2 million foreign tax credit carryover, net of a valuation allowance, and expects to utilize this credit within the carryover period.

At December 31, 2024, the Company had available net operating loss carryforwards for income tax purposes totaling $383.1 million, consisting of federal, state and foreign losses of $38.4 million, $332.7 million and $12.0 million, respectively. Of the aggregate net operating losses, $68.1 million has an indefinite expiration and $315.0 million will begin to expire in various years starting in 2028.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary. The factors used by the Company in assessing the likelihood of realization of its deferred tax assets include forecasts of future taxable income and available tax planning strategies that could be implemented. The Company’s ability to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets. At December 31, 2024 and 2023, the Company carried a valuation allowance of $27.9 million and $13.7 million, respectively. The balances as of December 31, 2024 and 2023 include $24.7 million and $9.6 million related to capital losses, $2.9 million and $3.0 million related to net operating losses, and $0.3 million and $1.1 million related to other deferred tax assets, respectively. The increase in the overall valuation allowance during 2024 was primarily due to the Company’s assessment of its ability to realize tax benefits related to capital losses on certain equity investments. Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

As of December 31, 2024, 2023 and 2022, the liability for income taxes associated with uncertain tax positions was $31.6 million, $12.4 million and $3.2 million, respectively. The net increases in the liability in 2024 from 2023 and in 2023 from 2022 were primarily attributable to positions taken on the Company’s tax returns for current and prior years. The liabilities could be reduced by $3.7 million, $0.8 million and $2.2 million as of December 31, 2024, 2023 and 2022, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments, and state income taxes. The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Unrecognized tax benefits—beginning balance	$12.4	$3.2	$7.9
Gross increases (decreases)—prior period tax positions	14.8	8.4	(0.2)
Gross increases—current period tax positions	4.4	5.2	0.8
Settlements with taxing authorities	—	(4.4)	(5.3)
Unrecognized tax benefits—ending balance	$31.6	$12.4	$3.2

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties, net of tax benefits, related to uncertain tax positions as of December 31, 2024, 2023, and 2022, were not material.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. As of December 31, 2024, the Company is generally no longer subject to income tax examinations for U.S. federal, state and non-U.S. jurisdictions for years prior to 2021, 2019 and 2014, respectively.

It is reasonably possible that the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may increase or decrease within the next 12 months. Any such change may be the result of either ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company records a liability for potential tax assessments based on its estimate of the potential exposure. New tax laws and new interpretations of laws and rulings by taxing authorities may affect the liability for potential tax assessments. Due to the subjectivity and complex nature of the underlying issues, actual payments or assessments may differ from estimates. To the extent that the Company’s estimates differ from actual payments or assessments, income tax expense could change. The Company’s income tax returns in several jurisdictions are being examined by various taxing authorities. The Company believes that adequate amounts of tax and related interest from any adjustments that may result from these examinations have been provided for.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15. Earnings Per Share:

The computation of basic and diluted earnings per share is as follows:

	Year ended December 31,
	2024	2023	2022
	(in millions, except per share data)
Numerator
Net income attributable to the Company	$131.1	$216.8	$263.0
Denominator
Basic weighted-average shares	103.9	104.3	107.0
Effect of dilutive RSUs (1)	0.4	0.3	0.3
Diluted weighted-average shares	104.3	104.6	107.3
Net income per share attributable to the Company’s stockholders
Basic	$1.26	$2.08	$2.46
Diluted	$1.26	$2.07	$2.45

(1)
Includes 79 and 32 thousand dilutive PRSUs for the years ended December 31, 2024 and 2023, respectively.

For the years ended December 31, 2024, 2023, and 2022, 44 thousand, 8 thousand and 19 thousand RSUs, respectively, and for the years ended December 31, 2024 and 2023, 45 thousand and 13 thousand PRSUs, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

NOTE 16. Employee Benefit Plans:

The First American Financial Corporation 401(k) Savings Plan (the “Savings Plan”) allows for employee-elective contributions up to the maximum amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability as well as on the contributions of participants. The Savings Plan held 1.3 million shares and 1.4 million shares of the Company’s common stock, representing 1.2% and 1.4% of the Company’s total common shares outstanding at December 31, 2024 and 2023, respectively. Effective July 1, 2015, additional investments in common stock of the Company are no longer allowed.

The Company maintains a deferred compensation plan for certain employees that allows participants to defer up to 100% of their salary, commissions and certain bonuses. Participants can allocate their deferrals among a variety of investment crediting options (known as “deemed investments”). The term deemed investments means that the participant has no ownership interest in the funds they select; the funds are only used to measure the gains or losses that will be attributed to each participant’s deferral account over time. Participants can elect to have their deferral balance paid out while they are still employed or after their employment ends. The deferred compensation plan is exempt from most provisions of the Employee Retirement Income Security Act because it is only available to a select group of management and highly compensated employees and is not a qualified employee benefit plan. To preserve the tax-deferred savings advantages of a nonqualified deferred compensation plan, federal law requires that it be unfunded or informally funded. Participant deferrals, and any earnings on those deferrals, are general unsecured obligations of the Company. The Company informally funds the deferred compensation plan through a tax-advantaged investment known as variable universal life insurance. Deferred compensation plan assets are held as an asset of the Company within a special trust, known as a “Rabbi Trust.” At December 31, 2024 and 2023, the value of the assets held in the Rabbi Trust of $148.0 million and $130.9 million, respectively, and the unfunded liabilities of $164.2 million and $151.6 million, respectively, were included in the consolidated balance sheets in other assets and pension costs and other retirement plans, respectively.

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

The principal components of employee benefit costs are summarized as follows:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Expense:
Savings plan	$60.5	$34.5	$37.3
Unfunded supplemental benefit plans	12.0	12.3	12.2
Other plans, net	26.4	26.8	(14.7)
	$98.9	$73.6	$34.8

The following table summarizes the benefit obligations and funded status associated with the Company’s unfunded supplemental benefit plans:

	December 31,
	2024	2023
	(in millions)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$196.0	$196.4
Service costs	0.1	0.1
Interest costs	9.6	10.2
Actuarial (gain) loss	(5.3)	4.8
Benefits paid	(15.3)	(15.5)
Projected benefit obligation at end of year	185.1	196.0
Change in plan assets:
Contributions	15.3	15.5
Benefits paid	(15.3)	(15.5)
Fair value of plan assets at end of year	—	—
Reconciliation of funded status:
Unfunded status of the plans	$185.1	$196.0
Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$185.1	$196.0
Amounts recognized in accumulated other comprehensive income/loss:
Unrecognized net actuarial loss	$43.3	$50.9
	$43.3	$50.9
Accumulated benefit obligation at end of year	$185.1	$196.0

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic benefit costs related to the Company’s unfunded supplemental benefit pension plans are summarized as follows:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Expense:
Service costs	$0.1	$0.1	$0.2
Interest costs	9.6	10.2	6.0
Amortization of net actuarial loss	2.3	2.0	5.8
Amortization of prior service cost	—	—	0.2
	$12.0	$12.3	$12.2

Net actuarial loss for the unfunded supplemental benefit plans expected to be amortized from accumulated other comprehensive income/loss into net periodic benefit cost during 2025 is $1.9 million.

The weighted-average discount rate assumptions used to determine net periodic benefit costs for the Executive and Management Supplemental Benefit Plans for the years ended December 31, 2024, 2023 and 2022, are as follows:

	Year ended December 31,
	2024	2023	2022
Discount rates:
Projected benefit obligation	5.21%	5.56%	2.89%
Service cost	5.40%	5.75%	3.29%
Interest cost	5.15%	5.45%	2.37%

The weighted-average discount rate assumptions used to determine the projected benefit obligations for the Executive and Management Supplemental Benefit Plans at December 31, 2024 and 2023, are as follows:

	December 31,
	2024	2023
Discount rate	5.64%	5.21%

The discount rate assumptions used reflect the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The Company expects to make cash contributions of $16.3 million to its unfunded supplemental benefit plans during 2025.

Benefit payments, which reflect expected future service, as appropriate, are expected to be made as follows:

Year	(in millions)
2025	$16.3
2026	$17.0
2027	$16.7
2028	$16.4
2029	$16.1
Five years thereafter	$74.0

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of December 31, 2024 and 2023:

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2024
Debt securities:
U.S. Treasury bonds	$175.6	$—	$175.6	$—
Municipal bonds	776.5	—	776.5	—
Foreign government bonds	211.6	—	211.6	—
Governmental agency bonds	189.8	—	189.8	—
Governmental agency mortgage-backed securities	4,502.3	—	4,502.3	—
U.S. corporate debt securities	925.6	—	925.6	—
Foreign corporate debt securities	484.5	—	484.5	—
	7,265.9	—	7,265.9	—
Equity securities:
Common stocks	374.7	374.7	—	—
Preferred stocks	12.1	12.1	—	—
	386.8	386.8	—	—
Total	$7,652.7	$386.8	$7,265.9	$—

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2023
Debt securities:
U.S. Treasury bonds	$199.3	$—	$199.3	$—
Municipal bonds	1,245.8	—	1,245.8	—
Foreign government bonds	219.3	—	219.3	—
Governmental agency bonds	195.4	—	195.4	—
Governmental agency mortgage-backed securities	3,875.7	—	3,875.7	—
U.S. corporate debt securities	958.4	—	958.4	—
Foreign corporate debt securities	463.6	—	463.6	—
	7,157.5	—	7,157.5	—
Equity securities:
Common stocks	424.5	424.5	—	—
Preferred stocks	12.4	12.4	—	—
	436.9	436.9	—	—
Mortgage loans held for sale	13.1	—	11.8	1.3
Total	$7,607.5	$436.9	$7,169.3	$1.3

There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2024 and 2023. Transfers into or out of the Level 3 category occur when unobservable inputs become either more, or less, significant to the fair value measurement. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

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

Notes and contracts payable

The fair value of notes and contracts payable is estimated based on market values obtained from independent pricing services for the Company's senior unsecured notes.

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2024 and 2023:

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2024
Assets:
Cash and cash equivalents	$1,718.1	$1,718.1	$1,718.1	$—	$—
Deposits with banks	$85.4	$85.3	$20.7	$64.6	$—
Notes receivable, net	$34.4	$34.6	$—	$—	$34.6
Secured financings receivable	$690.0	$690.0	$—	$690.0	$—
Liabilities:
Secured financings payable	$643.8	$643.8	$—	$643.8	$—
Notes and contracts payable	$1,546.6	$1,399.4	$—	$1,388.4	$11.0

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2023
Assets:
Cash and cash equivalents	$3,605.3	$3,605.3	$3,605.3	$—	$—
Deposits with banks	$55.8	$55.6	$4.0	$51.6	$—
Notes receivable, net	$22.4	$23.2	$—	$—	$23.2
Secured financings receivable	$636.5	$636.5	$—	$636.5	$—
Liabilities:
Secured financings payable	$553.3	$553.3	$—	$553.3	$—
Notes and contracts payable	$1,393.9	$1,219.6	$—	$1,215.4	$4.2

Assets measured at fair value on a non-recurring basis

	Estimated fair value (3)
(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2024
Non-marketable equity securities (1)	$23.4	$—	$5.1	$18.3
December 31, 2023
Non-marketable equity securities (2)	$95.1	$—	$56.5	$38.6

(1)
Excludes $179.0 million of non-marketable equity securities for which no observable price changes or impairment charges occurred during the year.
(2)
Excludes $129.0 million of non-marketable equity securities for which no observable price changes or impairment charges occurred during the year.
(3)
Estimated fair values were determined during the year as of the dates that either an observable transaction occurred or an impairment assessment was made.

Non-marketable equity securities that have been remeasured during the year based on observable price changes are classified within Level 2 in the fair value hierarchy because the fair value is determined based only on significant inputs that are observable, such as observable transactions at the transaction date.

The following table presents the valuation techniques and significant unobservable inputs used in measuring the fair value of non-marketable equity securities classified within Level 3 of the fair value hierarchy as of December 31, 2024:

(in millions)	Fair Value	Approach	Input	Range	Weighted Average (1)
Non-marketable equity securities	$18.3	Market	Revenue Multiple	12.2-12.3	12.2

(1)
Weighted average is calculated based on the fair values of the non-marketable equity securities.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18. Share-Based Compensation Plans:

The First American Financial Corporation 2020 Incentive Compensation Plan (the “Incentive Compensation Plan”), permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, PRSUs, performance shares and other stock-based awards. Eligible participants, which include the Company’s directors and officers, as well as other employees, may elect to defer the distribution of their RSUs to a future date beyond the scheduled vesting date. In March 2023, the Company’s board of directors approved an amendment and restatement of the Incentive Compensation Plan, which increased the maximum number of shares of company common stock available for grant from 4.3 million to 6.5 million. At December 31, 2024, 2.1 million shares of common stock remain available to be issued by the Company, subject to certain annual limits based on the type of award granted. The Company settles its equity awards with authorized but unissued shares of its common stock. The Incentive Compensation Plan terminates 10 years from its effective date unless canceled earlier by the Company’s board of directors.

The First American Financial Corporation 2010 Employee Stock Purchase Plan (the “ESPP”), as amended and restated, allows eligible employees the option to purchase common stock of the Company at 85% of the lower of the closing price on either the first or last day of each quarterly offering period. There were 0.5 million, 0.5 million, and 0.6 million shares issued in connection with this plan for the years ended December 31, 2024, 2023 and 2022, respectively. The plan terminates on July 1, 2032. At December 31, 2024, there were 8.0 million shares reserved for future issuances.

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Year ended December 31,
	2024	2023	2022
	(in millions)
Expense:
RSUs	$40.2	$38.4	$57.9
PRSUs	5.6	4.5	2.8
Employee stock purchase plan	6.2	6.2	6.6
	$52.0	$49.1	$67.3

The following table summarizes RSU and PRSU activity for the year ended December 31, 2024:

(in millions, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2023	1.0	$64.19
Granted during 2024	0.9	58.91
Vested during 2024	(0.7)	60.44
Unvested at December 31, 2024	1.2	$62.37

As of December 31, 2024, there was $38.1 million of total unrecognized compensation cost related to unvested RSUs and PRSUs that is expected to be recognized over a weighted-average period of 2.0 years. The weighted-average grant-date fair values of RSUs and PRSUs for the years ended December 31, 2024, 2023, and 2022 was $58.91, $63.73 and $67.65, respectively. The total fair values of shares distributed for the years ended December 31, 2024, 2023 and 2022 were $55.1 million, $62.7 million and $57.2 million, respectively. At December 31, 2024, 0.7 million shares were vested but not distributed.

NOTE 19. Stockholders’ Equity:

The Company maintains a stock repurchase plan with authorization up to $400.0 million, of which $145.4 million remained as of December 31, 2024. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2024, the Company repurchased and retired 1.2 million shares of its common stock for a total purchase price of $68.5 million and, as of December 31, 2024, the Company has repurchased and retired 4.7 million shares of its common stock under the current authorization for a total purchase price of $254.6 million.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20. Accumulated Other Comprehensive Income (Loss) (“AOCI”):

The following table presents a summary of the changes in each component of AOCI for the years ended December 31, 2024, 2023 and 2022:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2021	$29.3	$(39.9)	$(81.8)	$(92.4)
Change in unrealized gains (losses) on debt securities	(1,044.9)	—	—	(1,044.9)
Change in foreign currency translation adjustment	—	(43.3)	—	(43.3)
Net actuarial gain	—	—	57.4	57.4
Amortization of net actuarial loss	—	—	5.8	5.8
Amortization of prior service cost	—	—	0.2	0.2
Tax effect	264.0	1.1	(16.8)	248.3
Balance at December 31, 2022	(751.6)	(82.1)	(35.2)	(868.9)
Change in unrealized gains (losses) on debt securities	262.3	—	—	262.3
Change in foreign currency translation adjustment	—	17.7	—	17.7
Net actuarial loss	—	—	(4.8)	(4.8)
Amortization of net actuarial loss	—	—	2.0	2.0
Tax effect	(64.3)	(0.5)	0.7	(64.1)
Balance at December 31, 2023	(553.6)	(64.9)	(37.3)	(655.8)
Change in unrealized gains (losses) on debt securities	272.7	—	—	272.7
Change in foreign currency translation adjustment	—	(47.1)	—	(47.1)
Net actuarial gain	—	—	5.3	5.3
Amortization of net actuarial loss	—	—	2.3	2.3
Tax effect	(72.8)	1.0	(2.0)	(73.8)
Balance at December 31, 2024	$(353.7)	$(111.0)	$(31.7)	$(496.4)

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2024, 2023 and 2022:

	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
	(in millions)
Year ended December 31, 2024
Pretax change before reclassifications	$(62.4)	$(47.1)	$5.3	$(104.2)
Reclassifications out of AOCI	335.1	—	2.3	337.4
Tax effect	(72.8)	1.0	(2.0)	(73.8)
Total other comprehensive income (loss), net of tax	$199.9	$(46.1)	$5.6	$159.4
Year ended December 31, 2023
Pretax change before reclassifications	$181.4	$17.7	$(4.8)	$194.3
Reclassifications out of AOCI	80.9	—	2.0	82.9
Tax effect	(64.3)	(0.5)	0.7	(64.1)
Total other comprehensive income (loss), net of tax	$198.0	$17.2	$(2.1)	$213.1
Year ended December 31, 2022
Pretax change before reclassifications	$(1,181.4)	$(43.3)	$57.4	$(1,167.3)
Reclassifications out of AOCI	136.5	—	6.0	142.5
Tax effect	264.0	1.1	(16.8)	248.3
Total other comprehensive income (loss), net of tax	$(780.9)	$(42.2)	$46.6	$(776.5)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the consolidated statements of income:

	Year ended December 31,
(in millions)	2024	2023	2022	Affected line items
Unrealized gains (losses) on debt securities:
Net realized losses on sales of debt securities	$(335.1)	$(80.9)	$(136.5)	Net investment losses
Tax effect	$89.5	$19.8	$36.2
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(2.3)	$(2.0)	$(5.8)	Other operating expenses
Amortization of prior service cost	—	—	(0.2)	Other operating expenses
Pretax total	$(2.3)	$(2.0)	$(6.0)
Tax effect	$0.6	$0.5	$1.6

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

With respect to the Company’s outstanding ordinary course lawsuits and proceedings, other than the Sjobring matter discussed below, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company’s ordinary course lawsuits include class actions or purported class action lawsuits, which challenge practices in the Company’s home warranty and title insurance and settlement services businesses. On February 25, 2005, a lawsuit styled, Sjobring vs. First American Title Insurance Company, et al., was filed and is pending in the Superior Court of the State of California, County of Los Angeles. Plaintiff asserts on behalf of a class that he was charged more than the Company’s filed rates for a lender’s title policy when issued in conjunction with a certain type of owner’s title policy. A class has been certified and the case is currently set for a jury trial on February 24, 2025. The complex factual issues of the case and the unpredictable nature of jury trials make it difficult for the Company to estimate the amount of damages which the plaintiff might successfully prove, and therefore the Company has not yet been able to assess the probability of loss or estimate the possible loss or the range of loss.

Most of the Company’s businesses are regulated by various federal, state and local governmental agencies. Many of the Company’s other businesses operate within statutory guidelines. Consequently, the Company may from time to time be subject to examination or investigation by such governmental agencies. Currently, governmental agencies are examining or investigating certain of the Company’s operations.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 22. Segment Financial Information:

For the title insurance and services segment and the home warranty segment, the Company's chief operating decision maker, who is its chief executive officer, uses revenue and pretax margin to assess performance, allocate resources and determine compensation for certain employees. For the corporate segment, the performance of investments in venture-stage companies is primarily used to assess performance and allocate resources to the segment.

The Accounting policies for the Company's reportable segments are the same as those described in Note 1. Basis of Presentation and Significant Accounting Policies.

Information about reportable segment performance, significant expenses and assets for the years ended December 31, 2024, 2023 and 2022, are as follows:

Year Ended December 31, 2024	Title Insurance and Services	Home Warranty	Corporate	Consolidated
	(dollars in millions)
Total segment revenue (1)	$5,737.3	$425.7	$(33.4)	$6,129.6
Elimination of intersegment revenue				(1.5)
Total consolidated revenue				$6,128.1

Less: (2)
Personnel costs	1,953.2	81.2	24.9	2,059.3
Premiums retained by agents	2,044.6	—	—	2,044.6
Other operating expenses (3)	992.5	86.0	35.2	1,113.7
Provision for policy losses	138.3	184.4	(2.7)	320.0
Depreciation and amortization	202.2	5.1	0.1	207.4
Premium taxes	63.7	4.6	—	68.3
Interest	96.6	—	54.3	150.9
Segment income (loss) before income taxes	$246.2	$64.4	$(145.2)	$163.9
Elimination of intersegment expenses				1.5
Consolidated income before income taxes				$165.4

Pretax margin	4.3%	15.1%

Segment assets	$13,989.6	$370.4	$754.6	$15,114.6
Elimination of intersegment assets (4)				(206.0)
Consolidated total assets				$14,908.6

Segment capital expenditures	$229.3	$5.9	$—	$235.2

(1)
Intersegment revenue is included within amounts shown.
(2)
The significant expense categories and amounts align with segment level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within amounts shown.
(3)
Other operating expenses for each segment primarily include the following:

Title insurance and services - title and data search expenses, office and occupancy expenses and software expense.

Home warranty - advertising expense, office and occupancy expenses, software expense, delivery and storage expenses.

Corporate - employee benefit expense and certain overhead expenses.

(4)
Elimination of intercompany asset balances:

Holding company cash balances also included in the title insurance and services segment	$206.0

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2023	Title Insurance and Services	Home Warranty	Corporate	Consolidated
	(dollars in millions)
Total segment revenue (1)	$5,724.8	$417.2	$(137.2)	$6,004.8
Elimination of intersegment revenue				(1.3)
Total consolidated revenue				$6,003.5

Less: (2)
Personnel costs	1,876.0	77.8	35.3	1,989.1
Premiums retained by agents	1,952.2	—	—	1,952.2
Other operating expenses (3)	937.7	82.8	46.5	1,067.0
Provision for policy losses	139.9	193.1	3.3	336.3
Depreciation and amortization	183.6	4.8	0.1	188.5
Premium taxes	59.1	4.4	—	63.5
Interest	82.3	—	51.4	133.7
Segment income (loss) before income taxes	$494.0	$54.3	$(273.8)	$273.2
Elimination of intersegment expenses				1.2
Consolidated income before income taxes				$274.4

Pretax margin	8.6%	13.0%

Segment assets	$15,768.2	$351.9	$832.5	$16,952.6
Elimination of intersegment assets (4)				(149.8)
Consolidated total assets				$16,802.8

Segment capital expenditures	$271.1	$7.6	$—	$278.7

(1)
Intersegment revenue is included within amounts shown.
(2)
The significant expense categories and amounts align with segment level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within amounts shown.
(3)
Other operating expenses for each segment primarily include the following:

Title insurance and services - title and data search expenses, office and occupancy expenses and software expense.

Home warranty - advertising expense, office and occupancy expenses, software expense, delivery and storage expenses.

Corporate - employee benefit expense and certain overhead expenses

(4)
Elimination of intercompany asset balances:

Holding company cash balances also included in the title insurance segment and services segment	$(94.8)
Holding company dividend receivable from a subsidiary within the title insurance and services segment	(10.0)
Holding company receivable from a subsidiary within the title insurance and services segment	(45.0)
$(149.8)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2022	Title Insurance and Services	Home Warranty	Corporate	Consolidated
	(dollars in millions)
Total segment revenue (1)	$7,546.9	$419.0	$(358.2)	$7,607.7
Elimination of intersegment revenue				(2.5)
Total consolidated revenue				$7,605.2

Less: (2)
Personnel costs	2,272.9	77.3	(10.6)	2,339.6
Premiums retained by agents	2,829.7	—	—	2,829.7
Other operating expenses (3)	1,155.4	75.7	41.2	1,272.3
Provision for policy losses	248.4	211.8	26.1	486.3
Depreciation and amortization	162.3	5.1	0.1	167.5
Premium taxes	86.6	4.5	—	91.1
Interest	34.2	—	61.2	95.4
Segment income (loss) before income taxes	$757.4	$44.6	$(476.2)	$323.3
Elimination of intersegment expenses				2.4
Consolidated income before income taxes				$325.7

Pretax margin	10.0%	10.6%

Segment assets	$13,911.2	$389.7	$1,257.8	$15,558.7
Elimination of intersegment assets (4)				(603.4)
Consolidated total assets				$14,955.3

Segment capital expenditures	$271.3	$3.6	$—	$274.9

(1)
Intersegment revenue is included within amounts shown.
(2)
The significant expense categories and amounts align with segment level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within amounts shown.
(3)
Other operating expenses for each segment primarily include the following:

Title insurance and services - title and data search expenses, office and occupancy expenses and software expense.

Home warranty - advertising expense, office and occupancy expenses, software expense, delivery and storage expenses.

Corporate - employee benefit expense and certain overhead expenses

(4)
Elimination of intercompany asset balances:

Holding company cash balances also included in the title insurance and services segment	$(603.4)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about the Company’s revenues, by segment, for the years ended December 31, 2024, 2023 and 2022, is as follows:

	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
	(in millions)
2024
Title Insurance and Services	$2,048.3	$2,561.9	$938.2	$534.3	$(345.4)	$5,737.3
Home Warranty	397.8	—	22.5	4.0	1.4	425.7
Corporate and Eliminations	(0.1)	—	0.1	22.7	(57.6)	(34.9)
	$2,446.0	$2,561.9	$960.8	$561.0	$(401.6)	$6,128.1
2023
Title Insurance and Services	$1,856.4	$2,449.3	$917.1	$540.2	$(38.2)	$5,724.8
Home Warranty	395.6	—	21.7	5.9	(6.0)	417.2
Corporate and Eliminations	0.1	—	(0.3)	23.9	(162.2)	(138.5)
	$2,252.1	$2,449.3	$938.5	$570.0	$(206.4)	$6,003.5
2022
Title Insurance and Services	$2,662.9	$3,547.6	$1,127.1	$359.1	$(149.8)	$7,546.9
Home Warranty	413.1	—	13.3	5.1	(12.5)	419.0
Corporate and Eliminations	8.8	—	8.1	(24.1)	(353.5)	(360.7)
	$3,084.8	$3,547.6	$1,148.5	$340.1	$(515.8)	$7,605.2

The Company’s title insurance and services segment offers title insurance, closing services and similar or related products and services both domestically and internationally. The operations of the Company’s home warranty and corporate segments are entirely domestic.

Domestic and foreign revenues from external customers for the title insurance and services segment are as follows:

	Year Ended December 31,
	2024		2023		2022
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in millions)
Revenues	$5,314.6	$421.4	$5,351.6	$372.2	$7,128.4	$416.2

Domestic and foreign long-lived assets for the title insurance and services segment are as follows:

	December 31,
	2024		2023		2022
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in millions)
Long-lived assets	$961.5	$55.5	$977.2	$53.0	$1,000.9	$51.0

SCHEDULE I

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

December 31, 2024

Column A	Column B	Column C	Column D
Type of investment	Cost	Market value	Amount at which shown in the balance sheet
Deposits with banks:
Consolidated	$85.4	$85.3	$85.4
Debt securities:
U.S. Treasury bonds
Consolidated	$180.7	$175.6	$175.6
Municipal bonds
Consolidated	$844.9	$776.5	$776.5
Foreign government bonds
Consolidated	$217.1	$211.6	$211.6
Governmental agency bonds
Consolidated	$203.8	$189.8	$189.8
Governmental agency mortgage-backed securities
Consolidated	$4,844.4	$4,502.3	$4,502.3
U.S. corporate debt securities
Consolidated	$948.4	$925.6	$925.6
Foreign corporate debt securities
Consolidated	$491.6	$484.5	$484.5
Total debt securities:
Consolidated	$7,730.9	$7,265.9	$7,265.9
Equity securities:
Consolidated (1)	$713.8	$691.3	$691.3
Notes receivable, net:
Consolidated	$34.4	$34.6	$34.4
Total investments:
Consolidated	$8,564.5	$8,077.1	$8,077.0

(1)
Included in equity securities are non-marketable equity securities and equity method investments, at carrying amount. Estimates of fair value for these investments could not be made without incurring excessive costs.

SCHEDULE II

1 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED BALANCE SHEETS

(in millions, except par values)

	December 31,
	2024	2023
Assets
Cash and cash equivalents	$196.2	$179.3
Dividends receivable	—	10.0
Due from subsidiaries, net	7.6	58.2
Income taxes receivable	61.3	75.7
Investment in subsidiaries	6,529.5	6,152.6
Equity securities	14.6	52.5
Deferred income taxes	43.8	50.1
Other assets	162.1	144.0
	$7,015.1	$6,722.4
Liabilities and Equity
Accounts payable and other accrued liabilities	$32.0	$35.3
Pension costs and other retirement plans	354.4	355.1
Income taxes payable	27.0	15.9
Deferred income taxes	139.1	63.6
Notes and contracts payable	1,535.6	1,389.7
	2,088.1	1,859.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares;
Outstanding—103.0 shares and 103.1 shares	—	—
Additional paid-in capital	1,787.6	1,793.3
Retained earnings	3,617.3	3,710.6
Accumulated other comprehensive loss	(496.4)	(655.8)
Total stockholders’ equity	4,908.5	4,848.1
Noncontrolling interests	18.5	14.7
Total equity	4,927.0	4,862.8
	$7,015.1	$6,722.4

See Notes to Condensed Financial Statements

SCHEDULE II

2 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF INCOME

(in millions)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Dividends from subsidiaries	$172.5	$411.3	$732.7
Other income (loss)	20.2	22.5	(22.2)
Net investment (losses) gains	(37.9)	12.5	(192.4)
	154.8	446.3	518.1
Expenses:
Other expenses	88.6	97.8	55.1
Income before income taxes and equity in undistributed earnings of subsidiaries	66.2	348.5	463.0
Income taxes	13.2	74.8	86.0
Equity in undistributed earnings (losses) of subsidiaries	79.6	(58.2)	(111.7)
Net income	132.6	215.5	265.3
Less: Net income (loss) attributable to noncontrolling interests	1.5	(1.3)	2.3
Net income attributable to the Company	$131.1	$216.8	$263.0

See Notes to Condensed Financial Statements

SCHEDULE II

3 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$132.6	$215.5	$265.3
Other comprehensive income (loss), net of tax:
Change in unrealized losses on debt securities	199.9	198.0	(780.9)
Change in foreign currency translation adjustment	(46.1)	17.2	(42.2)
Change in pension benefit adjustment	5.6	(2.1)	46.6
Total other comprehensive income (loss), net of tax	159.4	213.1	(776.5)
Comprehensive income (loss)	292.0	428.6	(511.2)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1.5	(1.3)	2.3
Comprehensive income (loss) attributable to the Company	$290.5	$429.9	$(513.5)

See Notes to Condensed Financial Statements

SCHEDULE II

4 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Cash provided by operating activities	$221.8	$309.0	$778.7
Cash flows from investing activities:
Acquisitions/dispositions, net of cash acquired/divested	—	(2.5)	(296.0)
Net payments to subsidiaries	(70.8)	(160.8)	(154.6)
Purchases of equity securities	—	(25.0)	—
Proceeds from insurance settlement	4.0	—	—
Cash used for investing activities	(66.8)	(188.3)	(450.6)
Cash flows from financing activities:
Net proceeds from issuance of unsecured senior notes	444.0	—	—
Repayment of senior unsecured notes	(300.0)	(250.0)	—
Net activity related to noncontrolling interests	0.2	0.3	—
Net proceeds in connection with share-based compensation	6.9	0.4	2.5
Repurchases of Company shares	(68.5)	(72.7)	(440.7)
Payments of cash dividends	(220.7)	(216.6)	(217.5)
Cash used for financing activities	(138.1)	(538.6)	(655.7)
Net increase (decrease) in cash and cash equivalents	16.9	(417.9)	(327.6)
Cash and cash equivalents—Beginning of period	179.3	597.2	924.8
Cash and cash equivalents—End of period	$196.2	$179.3	$597.2

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

NOTE 2. Dividends Received:

The holding company received cash dividends from subsidiaries of $148.3 million, $355.6 million and $731.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.

SCHEDULE III

1 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2024
Title Insurance and Services	$—	$1,164.7	$4.0
Home Warranty	21.7	15.4	206.4
Corporate and Eliminations	—	13.3	—
Total	$21.7	$1,193.4	$210.4
2023
Title Insurance and Services	$—	$1,242.0	$3.9
Home Warranty	20.2	15.7	192.9
Corporate and Eliminations	—	24.7	—
Total	$20.2	$1,282.4	$196.8

SCHEDULE III

2 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Premiums and escrow fees	Net investment income (1)	Loss provision	Amortization of deferred policy acquisition costs (credits)	Other operating expenses	Premiums written
2024
Title Insurance and Services	$4,610.2	$188.9	$138.3	$—	$992.5	$—
Home Warranty	397.8	5.4	184.4	(1.4)	86.0	411.3
Corporate and Eliminations	(0.1)	(34.9)	(2.7)	—	34.9	—
Total	$5,007.9	$159.4	$320.0	$(1.4)	$1,113.4	$411.3
2023
Title Insurance and Services	$4,305.7	$502.0	$139.9	$—	$937.7	$—
Home Warranty	395.6	(0.1)	193.1	(0.2)	82.8	398.4
Corporate and Eliminations	0.1	(138.3)	3.3	—	46.5	—
Total	$4,701.4	$363.6	$336.3	$(0.2)	$1,067.0	$398.4
2022
Title Insurance and Services	$6,210.5	$209.3	$248.4	$—	$1,155.4	$—
Home Warranty	413.1	(7.4)	211.8	1.9	75.7	394.9
Corporate and Eliminations	8.8	(377.6)	26.1	2.4	41.2	(1.0)
Total	$6,632.4	$(175.7)	$486.3	$4.3	$1,272.3	$393.9

(1) Includes net investment income and net investment gains (losses).

SCHEDULE IV

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(dollars in millions)

Segment	Premiums and escrow fees before reinsurance	Ceded to other companies	Assumed from other companies	Premiums and escrow fees	Percentage of amount assumed to premiums and escrow fees
Title Insurance and Services
2024	$4,629.5	$21.1	$1.8	$4,610.2	0.0%
2023	$4,321.2	$17.6	$2.1	$4,305.7	0.0%
2022	$6,228.2	$18.9	$1.2	$6,210.5	0.0%

SCHEDULE V

1 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Year Ended December 31, 2024

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$21.8	$8.7	$—	$9.0	(1)	$21.5
Reserve for known and incurred but not reported claims:
Consolidated	$1,282.4	$320.0	$(11.2)	$397.8	(2)	$1,193.4
Reserve deducted from notes receivable:
Consolidated	$0.3	$1.7	$—	$—		$2.0
Reserve deducted from deferred income taxes:
Consolidated	$13.7	$15.6	$—	$1.4		$27.9

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of December 31, 2024, the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that assessment under the framework in Internal Control—Integrated Framework (2013), management determined that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements provided in Item 8, above, has issued a report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

(a) On February 18, 2025, the Company entered into amended and restated employment agreements with Kenneth D. DeGiorgio, Mark E. Seaton and Lisa W. Cornehl. Pursuant to the amendments, the term of each of the revised agreements was extended by one year and now expires on December 31, 2027. Each of the revised agreements incorporates the executive’s base salary at the time of the execution of the agreement. The description of the amended and restated employment agreements provided herein is qualified in its entirety by reference to the employment agreements, which are attached hereto as Exhibits 10.6 to 10.8.

(b) During the quarter ended December 31, 2024, no director or Section 16 officer informed the Company of the adoption or termination of any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Items 10 through 14 of this report is expected to be set forth in the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2024 for the Company’s upcoming 2025 meeting of stockholders (the “2025 Proxy Statement”). If the 2025 Proxy Statement is not filed within 120 days after the fiscal year ended December 31, 2024, the Company will file an amendment to this Annual Report on Form 10-K to include the information required by Items 10 through 14.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth under the captions “Information Regarding the Nominees for Election,” “Information Regarding the Other Incumbent Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” if any, “Code of Ethics” and “Board and Committee Meetings,” and "Insider Trading Policy" in the 2025 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Pay Versus Performance,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans,” “Who are the largest principal stockholders outside of management?” and “Security Ownership of Management” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth under the captions “Independence of Directors” and “Transactions and Litigation with Management and Others” in the 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-approval of Audit and Permissible Nonaudit Services of Independent Auditor” in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a	)	1. & 2.	Financial Statements and Financial Statement Schedules
The Financial Statements and Financial Statement Schedules filed as part of this report are listed in the accompanying index at page 47 in Item 8 of Part II of this report.
3.

Exhibits. Each management contract or compensatory plan or arrangement in which any director or named executive officer of First American Financial Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. §229.402(a)(3)), participates that is included among the exhibits listed on the Exhibit Index is identified on the Exhibit Index by an asterisk (*).

Exhibit No.	Description	Location

3.1	Amended and Restated Certificate of Incorporation of First American Financial Corporation dated May 28, 2010.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed June 1, 2010.

3.2	Bylaws of First American Financial Corporation, amended and restated effective as of November 7, 2023.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed November 9, 2023.

4.1	Description of the Registrant's Securities.	Incorporated by reference herein to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2022.

4.2	Indenture, dated as of January 24, 2013, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.1 to the Form S-3ASR filed January 24, 2013.

4.3	First Supplemental Indenture, dated as of January 29, 2013, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed January 29, 2013.

4.4	Second Supplemental Indenture, dated as of November 10, 2014, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed November 10, 2014.

4.5	Third Supplemental Indenture, dated as of May 15, 2020, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed May 15, 2020.

4.6	Fourth Supplemental Indenture, dated as of August 3, 2021, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed August 3, 2021.

4.7	Fifth Supplemental Indenture, dated as of September 30, 2024, between First American Financial Corporation and U.S. Bank Trust Company, National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed September 30, 2024.

4.8	Form of 4.00% Senior Notes due 2030.	Incorporated by reference herein to Exhibit A to Exhibit 4.2 to the Current Report on Form 8-K filed May 15, 2020.

4.9	Form of 2.40% Senior Notes due 2031.	Incorporated by reference herein to Exhibit A to Exhibit 4.2 to the Current Report on Form 8-K filed August 3, 2021.

4.10	Form of 5.45% Senior Notes due 2034.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed September 30, 2024.

Exhibit No.	Description	Location

10.1	Credit Agreement dated as of May 17, 2023, among First American Financial Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

*10.2	First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Incorporated by reference herein to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.2.1	Amendment No. 1, dated January 21, 2015, to First American Financial Corporation Executive Supplemental Benefit Plan.	Incorporated by reference herein to Exhibit 10.5.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*10.3	First American Financial Corporation Deferred Compensation Plan, amended and restated effective as of January 1, 2012.	Incorporated by reference herein to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2011.

*10.3.1	First Amendment, effective July 1, 2015, to the First American Financial Corporation Deferred Compensation Plan.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

*10.3.2	Second Amendment, effective July 1, 2017, to the First American Financial Corporation Deferred Compensation Plan.	Incorporated by reference herein to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

*10.4	First American Financial Corporation 2010 Incentive Compensation Plan, amended and restated effective as of February 4, 2019.	Incorporated by reference herein to Exhibit 10.6 to the 10-K for the fiscal year ended December 31, 2018.

*10.5	First American Financial Corporation 2020 Incentive Compensation Plan, as amended and restated effective May 9, 2023.	Incorporated by reference herein to Appendix B to the Proxy Statement on Schedule 14A filed April 6, 2023.

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

*10.5.9

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 16, 2024.

Incorporated by reference herein to Exhibit 10.5.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

*10.5.10	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 16, 2024.	Incorporated by reference herein to Exhibit 10.5.8 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

*10.5.11	Form of Performance Restricted Stock Unit Grant (Employee) and Performance Restricted Stock Unit Award Agreement (Employee), approved January 16, 2024.	Incorporated by reference herein to Exhibit 10.5.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

*10.5.12

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved January 21, 2025.

Attached.

*10.5.13	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 21, 2025.	Attached.

*10.5.14	Form of Performance Restricted Stock Unit Grant (Employee) and Performance Restricted Stock Unit Award Agreement (Employee), approved January 21, 2025.	Attached.

*10.6	Employment Agreement, dated February 18, 2025, between First American Financial Corporation and Kenneth D. DeGiorgio.	Attached.

*10.7	Employment Agreement, dated February 18, 2025, between First American Financial Corporation and Mark E. Seaton.	Attached.

*10.8	Employment Agreement, dated February 18, 2025, between First American Financial Corporation and Lisa W. Cornehl.	Attached.

*10.9	First American Financial Corporation Form of Amended and Restated Change in Control Agreement as of December 31, 2010.	Incorporated by reference herein to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

19	Policy Regarding Trading in the Stock of First American Financial Corporation.	Attached.

Exhibit No.	Description	Location
21	Subsidiaries of the Registrant.	Attached.

23	Consent of Independent Registered Public Accounting Firm.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

97	Policy Governing the Recovery of Certain Incentive Compensation.	Incorporated by reference herein to Exhibit 97 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	N/A.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	N/A.

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

Date: February 20, 2025

By	/S/ MARK E. SEATON
Mark E. Seaton
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: February 20, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Kenneth D. DeGiorgio Kenneth D. DeGiorgio	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2025

/S/ Mark E. Seaton Mark E. Seaton	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 20, 2025

/S/ Steven A. Adams Steven A. Adams	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2025

/S/ Dennis J. Gilmore Dennis J. Gilmore	Chairman of the Board of Directors	February 20, 2025

/S/ JAMES L. DOTI James L. Doti	Director	February 20, 2025

/S/ REGINALD H. GILYARD Reginald H. Gilyard	Director	February 20, 2025

/S/ Parker S. Kennedy Parker S. Kennedy	Director	February 20, 2025

/S/ MARGARET M. MCCARTHY Margaret M. McCarthy	Director	February 20, 2025

/S/ MICHAEL D. MCKEE Michael D. McKee	Director	February 20, 2025

/S/ Mark C. Oman Mark C. Oman	Director	February 20, 2025

Signature	Title	Date
/S/ Marsha A. Spence Marsha A Spence	Director	February 20, 2025

/S/ Deborah L. Wahl Deborah L. Wahl	Director	February 20, 2025

/S/ MARTHA B. WYRSCH	Director	February 20, 2025
Martha B. Wyrsch