Form 10-Q
period 2025-09-30
First American Financial Corp
filed 2025-10-24
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

On October 20, 2025 there were 101.9 million shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in millions, except par values)

(unaudited)

	September 30, 2025	December 31, 2024
Assets
Cash and cash equivalents	$2,911.5	$1,718.1
Accounts and accrued income receivable, less allowance for credit losses of $23.7 and $21.5	446.7	374.8
Income taxes receivable	20.3	61.3
Investments:
Deposits with banks	80.0	85.4
Debt securities (amortized cost of $8,469.8 and $7,730.9; pledged of $164.2 and $92.4)	8,248.2	7,265.9
Equity securities	742.4	691.3
	$9,070.6	$8,042.6
Secured financings receivable	1,171.0	690.0
Property and equipment, net	693.4	745.1
Operating lease assets	208.9	214.7
Title plants and other indexes	684.3	673.9
Deferred income taxes	43.8	43.8
Goodwill	1,818.5	1,804.3
Other intangible assets, net	106.4	125.2
Other assets	434.6	414.8
	$17,610.0	$14,908.6
Liabilities and Equity
Deposits	6,817.9	5,048.1
Accounts payable and accrued liabilities	946.8	943.3
Deferred revenue	221.7	210.4
Reserve for known and incurred but not reported claims	1,179.3	1,193.4
Income taxes payable	134.7	27.0
Deferred income taxes	139.1	139.1
Operating lease liabilities	221.4	229.9
Secured financings payable	1,078.4	643.8
Notes and contracts payable	1,545.5	1,546.6
	$12,284.8	$9,981.6
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares; Outstanding—101.9 shares and 103.0 shares	—	—
Additional paid-in capital	1,730.2	1,787.6
Retained earnings	3,857.1	3,617.3
Accumulated other comprehensive loss	(286.2)	(496.4)
Total stockholders’ equity	$5,301.1	$4,908.5
Noncontrolling interests	24.1	18.5
Total equity	$5,325.2	$4,927.0
	$17,610.0	$14,908.6

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Direct premiums and escrow fees	$708.0	$639.6	$1,973.3	$1,773.2
Agent premiums	798.8	683.9	2,169.9	1,864.0
Information and other	282.0	247.5	794.3	717.1
Net investment income	163.8	146.6	459.2	404.4
Net investment gains (losses) (realized of $(2.0), $(326.6), $(8.9), $(331.0))	26.3	(311.5)	5.8	(315.7)
	1,978.9	1,406.1	5,402.5	4,443.0
Expenses
Personnel costs	574.9	523.6	1,652.7	1,517.5
Premiums retained by agents	640.1	546.7	1,739.1	1,486.7
Other operating expenses	309.2	279.8	896.9	822.6
Provision for policy losses and other claims	90.8	91.8	242.8	240.8
Depreciation and amortization	54.8	53.2	160.3	155.4
Premium taxes	22.2	19.2	58.8	48.6
Interest	39.9	36.2	113.1	105.9
	1,731.9	1,550.5	4,863.7	4,377.5
Income (loss) before income taxes	247.0	(144.4)	538.8	65.5
Income tax expense (benefit)	57.1	(41.0)	127.0	5.8
Net income (loss)	189.9	(103.4)	411.8	59.7
Less: Net income attributable to noncontrolling interests	0.3	0.6	1.9	1.0
Net income (loss) attributable to the Company	$189.6	$(104.0)	$409.9	$58.7
Net income (loss) per share attributable to the Company's stockholders (Note 10):
Basic	$1.84	$(1.00)	$3.96	$0.56
Diluted	$1.84	$(1.00)	$3.95	$0.56
Cash dividends per share	$0.55	$0.54	$1.63	$1.60
Weighted-average common shares outstanding (Note 10):
Basic	102.8	103.6	103.5	103.9
Diluted	103.1	103.6	103.8	104.3

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$189.9	$(103.4)	$411.8	$59.7
Other comprehensive income (loss), net of tax:
Change in unrealized losses on debt securities	70.8	424.2	182.1	367.8
Change in foreign currency translation adjustment	(11.7)	14.5	27.1	(3.8)
Change in pension benefit adjustment	0.3	0.5	1.0	1.3
Total other comprehensive income, net of tax	59.4	439.2	210.2	365.3
Comprehensive income	249.3	335.8	622.0	425.0
Less: Comprehensive income attributable to noncontrolling interests	0.3	0.6	1.9	1.0
Comprehensive income attributable to the Company	$249.0	$335.2	$620.1	$424.0

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2024	103.0	$—	$1,787.6	$3,617.3	$(496.4)	$4,908.5	$18.5	$4,927.0
Net income for the three months ended March 31, 2025	—	—	—	74.2	—	74.2	0.6	74.8
Dividends on common shares	—	—	—	(55.7)	—	(55.7)	—	(55.7)
Repurchases of Company shares	(0.4)	—	(28.2)	—	—	(28.2)	—	(28.2)
Shares issued in connection with share-based compensation	0.6	—	(5.7)	(1.0)	—	(6.7)	—	(6.7)
Share-based compensation	—	—	30.6	—	—	30.6	—	30.6
Net activity related to noncontrolling interests	—	—	—	—	—	—	2.5	2.5
Other comprehensive income	—	—	—	—	96.6	96.6	—	96.6
Balance at March 31, 2025	103.2	—	1,784.3	3,634.8	(399.8)	5,019.3	21.6	5,040.9
Net income for the three months ended June 30, 2025	—	—	—	146.1	—	146.1	1.0	147.1
Dividends on common shares	—	—	—	(55.3)	—	(55.3)	—	(55.3)
Repurchases of Company shares	(1.1)	—	(60.5)	—	—	(60.5)	—	(60.5)
Shares issued in connection with share-based compensation	0.2	—	6.3	(1.1)	—	5.2	—	5.2
Share-based compensation	—	—	17.2	—		17.2	—	17.2
Net activity related to noncontrolling interests	—	—	—	—	—	—	0.5	0.5
Other comprehensive income	—	—	—	—	54.2	54.2	—	54.2
Balance at June 30, 2025	102.3	—	1,747.3	3,724.5	(345.6)	5,126.2	23.1	5,149.3
Net income for three months ended September 30, 2025	—	—	—	189.6	—	189.6	0.3	189.9
Dividends on common shares	—	—	—	(56.0)	—	(56.0)	—	(56.0)
Repurchases of Company shares	(0.6)	—	(33.6)	—	—	(33.6)	—	(33.6)
Shares issued in connection with share-based compensation	0.2	—	4.7	(1.0)	—	3.7	—	3.7
Share-based compensation	—	—	11.8	—	—	11.8	—	11.8
Net activity related to noncontrolling interests	—	—	—	—	—	—	0.7	0.7
Other comprehensive income	—	—	—	—	59.4	59.4	—	59.4
Balance at September 30, 2025	101.9	$—	$1,730.2	$3,857.1	$(286.2)	$5,301.1	$24.1	$5,325.2

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity – (Continued)

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2023	103.1	$—	$1,793.3	$3,710.6	$(655.8)	$4,848.1	$14.7	$4,862.8
Net income for the three months ended March 31, 2024	—	—	—	46.7	—	46.7	—	46.7
Dividends on common shares	—	—	—	(54.9)	—	(54.9)	—	(54.9)
Repurchases of Company shares	(0.1)	—	(3.5)	—	—	(3.5)	—	(3.5)
Shares issued in connection with share-based compensation	0.7	—	(7.2)	(0.8)	—	(8.0)	—	(8.0)
Share-based compensation	—	—	23.4	—	—	23.4	—	23.4
Net activity related to noncontrolling interests	—	—	—	—	—	—	4.1	4.1
Other comprehensive loss	—	—	—	—	(64.7)	(64.7)	—	(64.7)
Balance at March 31, 2024	103.7	—	1,806.0	3,701.6	(720.5)	4,787.1	18.8	4,805.9
Net income for the three months ended June 30, 2024	—	—	—	116.0	—	116.0	0.4	116.4
Dividends on common shares	—	—	—	(54.7)	—	(54.7)	—	(54.7)
Repurchases of Company shares	(0.7)	—	(40.7)	—	—	(40.7)	—	(40.7)
Shares issued in connection with share-based compensation	0.1	—	6.7	(1.0)	—	5.7	—	5.7
Share-based compensation	—	—	9.4	—	—	9.4	—	9.4
Net activity related to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	—	(9.2)	(9.2)	—	(9.2)
Balance at June 30, 2024	103.1	—	1,781.4	3,761.9	(729.7)	4,813.6	19.0	4,832.6
Net (loss) income for three months ended September 30, 2024	—	—	—	(104.0)	—	(104.0)	0.6	(103.4)
Dividends on common shares	—	—	—	(55.6)	—	(55.6)	—	(55.6)
Repurchases of Company shares	(0.3)	—	(16.1)	—	—	(16.1)	—	(16.1)
Shares issued in connection with share-based compensation	0.2	—	6.1	(0.9)	—	5.2	—	5.2
Share-based compensation	—	—	9.7	—	—	9.7	—	9.7
Net activity related to noncontrolling interests	—	—	0.2	—	—	0.2	(1.2)	(1.0)
Other comprehensive loss	—	—	—	—	439.2	439.2	—	439.2
Balance at September 30, 2024	103.0	$—	$1,781.3	$3,601.4	$(290.5)	$5,092.2	$18.4	$5,110.6

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$411.8	$59.7
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	242.8	240.8
Depreciation and amortization	160.3	155.4
Amortization of premiums and accretion of discounts on debt securities, net	(34.0)	5.1
Net investment (gains) losses	(5.8)	315.7
Share-based compensation	59.6	42.5
Equity in earnings of affiliates, net	(7.9)	(5.5)
Dividends from equity method investments	6.1	4.6
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(261.4)	(295.9)
Net change in income tax accounts	85.7	1.9
(Increase) decrease in accounts and accrued income receivable	(71.9)	111.8
Decrease in accounts payable and accrued liabilities	(3.4)	(31.7)
Decrease in deferred revenue	11.0	13.3
Other, net	(11.4)	(44.8)
Cash provided by operating activities	581.5	572.9
Cash flows from investing activities:
Acquisitions/dispositions, net of cash acquired/divested	(2.4)	(6.1)
Net decrease (increase) in deposits with banks	8.0	0.2
Purchases of debt securities	(1,935.4)	(5,289.1)
Proceeds from sales of debt securities	747.4	4,938.1
Proceeds from maturities of debt securities	486.5	409.6
Purchases of equity securities	(31.9)	(41.6)
Proceeds from sales of equity securities	46.6	68.6
Net change in other investments	(8.2)	(5.5)
Advances under secured financing agreements	(30,093.1)	(19,974.5)
Collections of secured financings receivable	29,612.1	19,630.6
Capital expenditures	(143.5)	(159.9)
Proceeds from sales of property and equipment	0.6	—
Proceeds from insurance settlement	1.9	4.0
Cash used for investing activities	(1,311.4)	(425.6)
Cash flows from financing activities:
Net change in deposits	1,769.8	(1,346.0)
Borrowings under secured financing agreements	29,284.9	19,489.8
Repayments of secured financings payable	(28,850.3)	(19,165.0)
Net proceeds from issuance of unsecured senior notes	—	444.1
Repayments of other notes and contracts payable	(2.9)	(3.4)
Net activity related to noncontrolling interests	(2.4)	2.9
Net payments in connection with share-based compensation	2.9	2.9
Repurchases of Company shares	(122.3)	(60.3)
Payments of cash dividends	(167.0)	(165.2)
Cash provided by (used for) financing activities	1,912.7	(800.2)
Effect of exchange rate changes on cash	10.6	1.0
Net increase (decrease) in cash and cash equivalents	1,193.4	(651.9)
Cash and cash equivalents—Beginning of period	1,718.1	3,605.3
Cash and cash equivalents—End of period	$2,911.5	$2,953.4
Supplemental information:
Cash paid (received) during the period for:
Interest	$114.7	$109.4
Premium taxes	$61.4	$47.5
Income taxes paid	$56.7	$16.9
Income tax refunds	$(15.4)	$(13.0)

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued updated guidance intended to enhance the transparency and decision usefulness of income tax disclosures. The updated guidance requires disclosure of specific categories and greater disaggregation of information included in the rate reconciliation and additional disclosures related to income taxes paid. The updated guidance, which was adopted on January 1, 2025 and is effective for annual reporting periods, had no impact on the Company's condensed consolidated financial statements.

In August 2023, the FASB issued updated guidance intended to provide decision-useful information to investors and reduce diversity in practice in accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The updated guidance requires joint ventures to recognize and initially measure their assets and liabilities at fair value with certain exceptions to fair value measurement consistent with business combination guidance. The updated guidance, which was adopted on January 1, 2025, had no impact on the Company's condensed consolidated financial statements.

Pending Accounting Pronouncements

In September 2025, the FASB issued updated guidance intended to modernize the accounting for internal-use software costs. The updated guidance better aligns the accounting with how software is currently developed by making the guidance more relevant for agile and iterative development methods. Under the updated guidance, an entity is required to begin capitalizing software costs when management has authorized and committed to funding a software project and it is probable that the project will be completed and the software will be used to perform the function intended. The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2027, with early adoption permitted, and can be applied prospectively, retrospectively, or through a modified prospective method in the Company's financial statements. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

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
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 2 –Trust Assets, Escrow and Other Deposits

The Company administers escrow deposits as a service to customers in its direct title operations. Escrow deposits totaled $11.6 billion and $8.9 billion at September 30, 2025 and December 31, 2024, respectively, of which $5.0 billion and $4.0 billion, respectively, were held at First American Trust, FSB (“FA Trust”). The remaining deposits were held at third-party financial institutions. Escrow deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

Trust assets administered by FA Trust totaled $5.4 billion and $4.8 billion at September 30, 2025 and December 31, 2024, respectively, of which $158.8 million and $169.4 million, respectively, were held at FA Trust. The remaining trust assets were held at third-party financial institutions. Trust assets administered by FA Trust and held at third-party institutions are fiduciary client assets. Trust assets held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. The Company could be held contingently liable if FA Trust were to breach any of its fiduciary duties.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.4 billion and 2.3 billion at September 30, 2025 and December 31, 2024, respectively. In September 2025, FA Trust began administering like-kind exchange funds and, at September 30, 2025, held $5.1 million of such deposits. The like-kind exchange deposits held at third-party financial institutions are not included in the accompanying condensed consolidated balance sheets as the proceeds and property are not considered assets of the Company due to the structure utilized to facilitate these transactions. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $1.8 billion and $901.0 million at September 30, 2025 and December 31, 2024, respectively, of which $1.3 billion and $606.5 million, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense. In August 2025, the Company agreed to provide a secured interest in debt securities totaling $50.0 million as collateral to be maintained on deposit in connection with a new mortgage loan subservicing agreement.

Deposit balances held at FA Trust are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 3 – Debt Securities

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated
(in millions)	cost	Gains	Losses	fair value
September 30, 2025
U.S. Treasury bonds	$249.4	$1.4	$(1.9)	$248.9
Municipal bonds	961.2	8.8	(59.7)	910.3
Foreign government bonds	226.5	1.8	(4.7)	223.6
Governmental agency bonds	243.0	0.3	(7.6)	235.7
Governmental agency mortgage-backed securities	5,257.2	31.6	(198.2)	5,090.6
U.S. corporate debt securities	1,048.8	16.4	(15.0)	1,050.2
Foreign corporate debt securities	483.7	10.4	(5.2)	488.9
	$8,469.8	$70.7	$(292.3)	$8,248.2
December 31, 2024
U.S. Treasury bonds	$180.7	$0.1	$(5.2)	$175.6
Municipal bonds	844.9	5.3	(73.7)	776.5
Foreign government bonds	217.1	1.6	(7.1)	211.6
Governmental agency bonds	203.8	—	(14.0)	189.8
Governmental agency mortgage-backed securities	4,844.4	1.7	(343.8)	4,502.3
U.S. corporate debt securities	948.4	5.6	(28.4)	925.6
Foreign corporate debt securities	491.6	5.3	(12.4)	484.5
	$7,730.9	$19.6	$(484.6)	$7,265.9

Sales of debt securities resulted in realized gains of $1.7 million and $4.2 million, realized losses of $3.7 million and $13.0 million and proceeds of $240.4 million and $747.4 million for the three and nine months ended September 30, 2025, respectively. Sales of debt securities resulted in realized gains of $20.3 million and $21.4 million, realized losses of $346.9 million and $352.4 million and proceeds of $4.6 billion and $4.9 billion for the three and nine months ended September 30, 2024, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities in an unrealized loss position, and their respective length of time in such position, are as follows:

	Less than 12 months		12 months or longer		Total
(in millions)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
September 30, 2025
U.S. Treasury bonds	$79.3	$(0.4)	$36.1	$(1.5)	$115.4	$(1.9)
Municipal bonds	185.7	(4.8)	380.7	(54.9)	566.4	(59.7)
Foreign government bonds	11.8	—	60.1	(4.7)	71.9	(4.7)
Governmental agency bonds	144.7	(1.3)	29.4	(6.3)	174.1	(7.6)
Governmental agency mortgage-backed securities	1,533.5	(13.7)	1,866.0	(184.5)	3,399.5	(198.2)
U.S. corporate debt securities	144.4	(1.4)	107.8	(13.6)	252.2	(15.0)
Foreign corporate debt securities	44.8	(0.2)	71.4	(5.0)	116.2	(5.2)
	$2,144.2	$(21.8)	$2,551.5	$(270.5)	$4,695.7	$(292.3)
December 31, 2024
U.S. Treasury bonds	$81.8	$(1.8)	$52.9	$(3.4)	$134.7	$(5.2)
Municipal bonds	248.3	(4.4)	417.0	(69.3)	665.3	(73.7)
Foreign government bonds	29.8	(0.2)	72.7	(6.9)	102.5	(7.1)
Governmental agency bonds	144.4	(5.3)	37.9	(8.7)	182.3	(14.0)
Governmental agency mortgage-backed securities	2,977.2	(98.4)	1,290.4	(245.4)	4,267.6	(343.8)
U.S. corporate debt securities	435.2	(9.6)	117.5	(18.8)	552.7	(28.4)
Foreign corporate debt securities	159.4	(3.2)	110.5	(9.2)	269.9	(12.4)
	$4,076.1	$(122.9)	$2,098.9	$(361.7)	$6,175.0	$(484.6)

Based on the Company’s review of its debt securities in an unrealized loss position it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at September 30, 2025. As of September 30, 2025, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at September 30, 2025, by contractual maturities, are as follows:

(in millions)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$48.8	$159.4	$17.0	$24.2	$249.4
Estimated fair value	$48.4	$159.3	$17.1	$24.1	$248.9
Municipal bonds
Amortized cost	7.9	105.3	375.9	472.1	961.2
Estimated fair value	7.9	103.9	349.3	449.2	910.3
Foreign government bonds
Amortized cost	24.8	148.7	49.4	3.6	226.5
Estimated fair value	24.8	147.9	48.0	2.9	223.6
Governmental agency bonds
Amortized cost	0.6	0.8	207.6	34.0	243.0
Estimated fair value	0.6	0.8	206.5	27.8	235.7
U.S. corporate debt securities
Amortized cost	11.6	544.1	393.6	99.5	1,048.8
Estimated fair value	11.5	548.7	398.7	91.3	1,050.2
Foreign corporate debt securities
Amortized cost	21.0	326.9	103.5	32.3	483.7
Estimated fair value	21.0	331.4	105.9	30.6	488.9
Total debt securities (excluding mortgage-backed securities)
Amortized cost	$114.7	$1,285.2	$1,147.0	$665.7	$3,212.6
Estimated fair value	$114.2	$1,292.0	$1,125.5	$625.9	$3,157.6
Total mortgage-backed securities
Amortized cost					5,257.2
Estimated fair value					5,090.6
Total debt securities
Amortized cost					$8,469.8
Estimated fair value					$8,248.2

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio at September 30, 2025, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$248.9	100.0%	$—	—%	$—	—%	$248.9
Municipal bonds	889.3	97.7	20.6	2.3	0.4	—	910.3
Foreign government bonds	216.8	96.9	6.0	2.7	0.8	0.4	223.6
Governmental agency bonds	235.7	100.0	—	—	—	—	235.7
Governmental agency mortgage- backed securities	5,090.6	100.0	—	—	—	—	5,090.6
U.S. corporate debt securities	579.7	55.2	315.2	30.0	155.3	14.8	1,050.2
Foreign corporate debt securities	279.5	57.1	183.6	37.6	25.8	5.3	488.9
	$7,540.5	91.4%	$525.4	6.4%	$182.3	2.2%	$8,248.2

Included in debt securities at September 30, 2025 were bank loans totaling $121.6 million, of which $113.6 million were non-investment grade; high yield corporate debt securities totaling $65.4 million, all of which were non-investment grade; and emerging market debt securities totaling $30.4 million, of which $2.9 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at September 30, 2025, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$115.4	100.0%	$—	—%	$—	—%	$115.4
Municipal bonds	551.2	97.3	14.9	2.6	0.3	0.1	566.4
Foreign government bonds	70.1	97.5	1.3	1.8	0.5	0.7	71.9
Governmental agency bonds	174.1	100.0	—	—	—	—	174.1
Governmental agency mortgage- backed securities	3,399.5	100.0	—	—	—	—	3,399.5
U.S. corporate debt securities	144.2	57.2	70.7	28.0	37.3	14.8	252.2
Foreign corporate debt securities	68.1	58.6	41.5	35.7	6.6	5.7	116.2
	$4,522.6	96.3%	$128.4	2.7%	$44.7	1.0%	$4,695.7

Debt securities in an unrealized loss position at September 30, 2025 included bank loans totaling $32.7 million, of which $32.5 million were non-investment grade; high yield corporate debt securities totaling $11.3 million, all of which were non-investment grade; and emerging market debt securities totaling $11.6 million, of which $0.6 million were non-investment grade.

The credit ratings in the above tables reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies the lowest rating was selected. Governmental agency mortgage-backed securities are not rated by any of the ratings agencies; however, these securities have been included in the above table in the “A- or higher” rating category because the payments of principal and interest are guaranteed by the governmental agency that issued the security.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 4 – Equity Securities

Investments in equity securities, by accounting classification, are summarized as follows:

(in millions)	September 30, 2025	December 31, 2024
Marketable equity securities	$407.2	$386.8
Non-marketable equity securities	231.4	202.4
Equity method investments	103.8	102.1
	$742.4	$691.3

Investments in marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized gains (losses)	Estimated fair value
September 30, 2025
Common stocks	$379.3	$17.5	$396.8
Preferred stocks	9.7	0.7	10.4
	$389.0	$18.2	$407.2
December 31, 2024
Common stocks	$397.3	$(22.6)	$374.7
Preferred stocks	12.0	0.1	12.1
	$409.3	$(22.5)	$386.8

Net gains of $38.7 million and $57.8 million resulting from changes in the fair values of marketable equity securities were recognized for the three and nine months ended September 30, 2025, respectively, which included net unrealized gains of $35.7 million and $55.0 million on securities still held at September 30, 2025, respectively. Net gains of $19.5 million and $18.2 million resulting from changes in the fair values of marketable equity securities were recognized for the three and nine months ended September 30, 2024, respectively, which included net unrealized gains of $17.6 million and $14.9 million on securities still held at September 30, 2024, respectively.

A summary of the changes in the carrying amounts of non-marketable equity securities, which primarily relate to the Company's venture investment portfolio, for the three and nine months ended September 30, 2025 and 2024, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Carrying amount, beginning of period	$218.3	$225.8	$202.4	$224.1
Net additions	16.0	2.4	31.2	5.5
Gross unrealized gains	1.0	0.1	2.5	1.5
Gross unrealized losses and impairments	(3.9)	(9.2)	(4.7)	(12.0)
Carrying amount, end of period	$231.4	$219.1	$231.4	$219.1

Cumulative gross unrealized gains and cumulative gross unrealized losses and impairments related to non-marketable equity securities at September 30, 2025 and December 31, 2024, are summarized as follows:

(in millions)	September 30, 2025	December 31, 2024
Cumulative gross unrealized gains	$247.3	$244.8
Cumulative gross unrealized losses and impairments	$356.3	$351.6

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 5 – Allowance for Credit Losses – Accounts Receivable

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Balance at beginning of period	$23.5	$21.4	$21.5	$21.8
Provision for expected credit losses	2.2	2.9	7.0	5.7
Write-offs/recoveries	(2.0)	(1.5)	(4.8)	(4.7)
Balance at end of period	$23.7	$22.8	$23.7	$22.8

Note 6 – Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the nine months ended September 30, 2025, is as follows:

(in millions)	Title Insurance and Services	Home Warranty	Total
Balance at beginning of period	$1,763.4	$40.9	$1,804.3
Acquisitions	10.4	—	10.4
Foreign currency translation	3.8	—	3.8
Balance at end of period	$1,777.6	$40.9	$1,818.5

Note 7 – Other Intangible Assets

Other intangible assets are summarized as follows:

(in millions)	September 30, 2025	December 31, 2024
Finite-lived intangible assets:
Customer relationships	$148.7	$160.8
Noncompete agreements	4.8	10.5
Trademarks	72.6	70.7
Internal-use software licenses	19.5	21.7
Patents	2.8	2.8
	248.4	266.5
Accumulated amortization	(158.9)	(158.2)
	89.5	108.3
Indefinite-lived intangible assets:
Licenses	16.9	16.9
	$106.4	$125.2

Amortization expense for finite-lived intangible assets was $9.8 million and $28.4 million for the three and nine months ended September 30, 2025, respectively, and $10.7 million and $34.2 million for the three and nine months ended September 30, 2024, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in millions)
Remainder of 2025	$8.8
2026	$30.5
2027	$14.2
2028	$8.5
2029	$6.0
2030	$5.2

Note 8 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Nine Months Ended September 30,
(in millions)	2025	2024
Balance at beginning of period	$1,193.4	$1,282.4
Provision related to:
Current year	274.2	267.1
Prior years	(31.4)	(26.3)
	242.8	240.8
Payments, net of recoveries, related to:
Current year	128.7	146.3
Prior years	132.7	149.6
	261.4	295.9
Other	4.5	2.7
Balance at end of period	$1,179.3	$1,230.0

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 3.0% for the three and nine months ended September 30, 2025 and 2024.

The 3.0% loss provision rate for the three and nine months ended September 30, 2025 reflects an ultimate loss rate of 3.75% for the 2025 policy year and reserve releases of 0.75%, or $10.5 million and $28.8 million, respectively, for prior policy years, all based on title insurance premiums and escrow fees for the three and nine months ended September 30, 2025.

The 3.0% loss provision rate for the three and nine months ended September 30, 2024 reflected an ultimate loss rate of 3.75% for the 2024 policy year and reserve releases of 0.75%, or $9.1 million and $25.0 million, respectively, for prior policy years, all based on title insurance premiums and escrow fees for the three and nine months ended September 30, 2024.

A summary of the Company’s loss reserves is as follows:

(dollars in millions)	September 30, 2025		December 31, 2024
Known title claims	$55.7	4.7%	$55.3	4.6%
Incurred but not reported claims	1,099.6	93.3%	1,109.4	93.0%
Total title claims	1,155.3	98.0%	1,164.7	97.6%
Non-title claims	24.0	2.0%	28.7	2.4%
Total loss reserves	$1,179.3	100.0%	$1,193.4	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 23.1% and 23.6% for the three and nine months ended September 30, 2025, respectively, and 28.4% and 8.9% for the three and nine months ended September 30, 2024, respectively. The effective income tax rates differ from the federal statutory rate due to (1) state and foreign income taxes for which the Company is liable, (2) permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, (3) the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense and (4) tax credits claimed. In addition, the effective income tax rates for 2024 reflect the impact on pretax earnings from losses and impairments on investments and tax benefits related to a state tax matter from prior years.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary. The factors used in assessing the likelihood of realization include forecasts of future taxable income and available tax planning strategies that could be implemented. The Company’s ability to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets. As of September 30, 2025 and December 31, 2024, the Company carried a valuation allowance of $27.9 million. Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

As of September 30, 2025 and December 31, 2024, the liabilities for income taxes associated with uncertain tax positions were $34.6 million and $31.6 million, respectively. The net increase in the liability during 2025 was primarily attributable to positions taken on the Company’s tax returns for current and prior years. The liabilities as of September 30, 2025 and December 31, 2024 could be reduced by $3.8 million and $3.7 million, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes. The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties, net of tax benefits, related to uncertain tax positions were not material as of September 30, 2025 and December 31, 2024.

It is reasonably possible that the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions may increase or decrease within the next 12 months. Any such change may be the result of either ongoing audits or the expiration of federal and state statutes of limitations for the assessment of taxes.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. As of September 30, 2025, the Company is, generally, no longer subject to income tax examinations for U.S. federal, state and non-U.S. jurisdictions for years prior to 2022, 2019 and 2014, respectively.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2025	2024	2025	2024
Numerator
Net income attributable to the Company	$189.6	$(104.0)	$409.9	$58.7
Denominator
Basic weighted-average shares	102.8	103.6	103.5	103.9
Effect of dilutive restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”)	0.3	—	0.3	0.4
Diluted weighted-average shares	103.1	103.6	103.8	104.3
Net income per share attributable to the Company’s stockholders
Basic	$1.84	$(1.00)	$3.96	$0.56
Diluted	$1.84	$(1.00)	$3.95	$0.56

For the three and nine months ended September 30, 2025, 59 thousand RSUs and 49 thousand and 31 thousand PRSUs, respectively, were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect. For the three and nine months ended September 30, 2024, 353 thousand and 6 thousand RSUs and 129 thousand and 42 thousand PRSUs, respectively, were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect.

Note 11 – Employee Benefit Plans

Net periodic benefit costs related to the Company’s unfunded supplemental benefit pension plans are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Expense:
Service costs	$—	$—	0.1	0.1
Interest costs	2.4	2.4	7.1	7.2
Amortization of net actuarial loss	0.5	0.6	1.4	1.7
	$2.9	$3.0	$8.6	$9.0

The Company contributed $11.2 million to its unfunded supplemental benefit pension plans during the nine months ended September 30, 2025 and expects to contribute an additional $5.1 million during the remainder of 2025.

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of September 30, 2025 and December 31, 2024:

(in millions)	Total	Level 1	Level 2	Level 3
September 30, 2025
Debt securities:
U.S. Treasury bonds	$248.9	$—	$248.9	$—
Municipal bonds	910.3	—	910.3	—
Foreign government bonds	223.6	—	223.6	—
Governmental agency bonds	235.7	—	235.7	—
Governmental agency mortgage-backed securities	5,090.6	—	5,090.6	—
U.S. corporate debt securities	1,050.2	—	1,050.2	—
Foreign corporate debt securities	488.9	—	488.9	—
	8,248.2	—	8,248.2	—
Equity securities:
Common stocks	396.8	396.8	—	—
Preferred stocks	10.4	10.4	—	—
	407.2	407.2	—	—
Total	$8,655.4	$407.2	$8,248.2	$—

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of September 30, 2025 and December 31, 2024:

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
September 30, 2025
Assets:
Cash and cash equivalents	$2,911.5	$2,911.5	$2,911.5	$—	$—
Deposits with banks	$80.0	$79.7	$12.9	$66.8	$—
Notes receivable, net	$38.6	$39.3	$—	$—	$39.3
Secured financings receivable	$1,171.0	$1,171.0	$—	$1,171.0	$—
Liabilities:
Secured financings payable	$1,078.4	$1,078.4	$—	$1,078.4	$—
Notes and contracts payable	$1,545.5	$1,459.3	$—	$1,450.9	$8.4

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2024
Assets:
Cash and cash equivalents	$1,718.1	$1,718.1	$1,718.1	$—	$—
Deposits with banks	$85.4	$85.3	$20.7	$64.6	$—
Notes receivable, net	$34.4	$34.6	$—	$—	$34.6
Secured financings receivable	$690.0	$690.0	$—	$690.0	$—
Liabilities:
Secured financings payable	$643.8	$643.8	$—	$643.8	$—
Notes and contracts payable	$1,546.6	$1,399.4	$—	$1,388.4	$11.0

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Assets measured at fair value on a non-recurring basis

During the nine months ended September 30, 2025, the Company recorded impairment losses on property and equipment totaling $48.1 million related to capitalized internal-use software. The impairment losses were due to either abandonment or the carrying amount no longer deemed recoverable and exceeding its fair value as a result of either being replaced with new technologies or determined to be of diminished value from a change in management strategy. These impairment losses, which were included in the title insurance and services segment, are included in net investment gains/losses on the condensed consolidated statements of income.

Note 13 – Share-Based Compensation

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Expense:
RSUs	$8.6	$7.0	$47.8	$32.8
PRSUs	1.5	1.1	6.5	4.6
Employee stock purchase plan	1.7	1.6	5.3	5.1
	$11.8	$9.7	$59.6	$42.5

The following table summarizes RSU and PRSU activity for the nine months ended September 30, 2025:

(in millions, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2024	1.2	$62.37
Granted during 2025	1.2	$65.27
Vested during 2025	(1.1)	$63.38
Forfeited during 2025	(0.1)	$72.40
Unvested at September 30, 2025	1.2	$63.53

In March 2025, the Company’s board of directors approved an amendment and restatement of the Company's 2020 Incentive Compensation Plan (the “Incentive Compensation Plan”), effective May 13, 2025. The changes to the Incentive Compensation Plan included an increase in the number of shares of Company common stock available for grant by 2.0 million shares and an extension of the term until May 13, 2035.

Note 14 – Stockholders’ Equity

In July 2025, the Company’s board of directors approved a new share repurchase plan which authorizes the repurchase of up to $300 million of the Company’s common stock and terminated its prior share repurchase plan. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the nine months ended September 30, 2025, the Company repurchased and retired 2.1 million shares of its common stock for a total purchase price of $122.3 million and, as of September 30, 2025, the Company has repurchased and retired 6.8 million shares of its common stock under the previous authorization for a total purchase price of $377.0 million.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 15 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the nine months ended September 30, 2025:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2024	$(353.7)	$(111.0)	$(31.7)	$(496.4)
Change in unrealized losses on debt securities	243.4	—	—	243.4
Change in foreign currency translation adjustment	—	27.7	—	27.7
Amortization of net actuarial loss	—	—	1.4	1.4
Tax effect	(61.3)	(0.6)	(0.4)	(62.3)
Balance at September 30, 2025	$(171.6)	$(83.9)	$(30.7)	$(286.2)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended September 30, 2025 and 2024:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended September 30, 2025
Pretax change before reclassifications	$91.7	$(11.9)	$—	$79.8
Reclassifications out of AOCI	2.0	—	0.5	2.5
Tax effect	(22.9)	0.2	(0.2)	(22.9)
Total other comprehensive income (loss), net of tax	$70.8	$(11.7)	$0.3	$59.4
Three Months Ended September 30, 2024
Pretax change before reclassifications	$244.0	$14.9	$—	$258.9
Reclassifications out of AOCI	326.6	—	0.6	327.2
Tax effect	(146.4)	(0.4)	(0.1)	(146.9)
Total other comprehensive income, net of tax	$424.2	$14.5	$0.5	$439.2

The following table presents the other comprehensive income (loss) reclassification adjustments for the nine months ended September 30, 2025 and 2024:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Nine Months Ended September 30, 2025
Pretax change before reclassifications	$234.5	$27.7	$—	$262.2
Reclassifications out of AOCI	8.9	—	1.4	10.3
Tax effect	(61.3)	(0.6)	(0.4)	(62.3)
Total other comprehensive income, net of tax	$182.1	$27.1	$1.0	$210.2
Nine Months Ended September 30, 2024
Pretax change before reclassifications	$165.3	$(4.0)	$—	$161.3
Reclassifications out of AOCI	331.0	—	1.7	332.7
Tax effect	(128.5)	0.2	(0.4)	(128.7)
Total other comprehensive income (loss), net of tax	$367.8	$(3.8)	$1.3	$365.3

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024	Affected line items
Unrealized gains (losses) on debt securities:
Net realized losses on sales of debt securities	$(2.0)	$(326.6)	$(8.9)	$(331.0)	Net investment gains (losses)
Tax effect	$0.4	$84.6	$2.2	$85.7
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(0.5)	$(0.6)	$(1.4)	$(1.7)	Other operating expenses
Tax effect	$0.2	$0.1	$0.4	$0.4

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

The Company’s ordinary course lawsuits include class actions or purported class action lawsuits, which challenge practices in the Company’s home warranty and title insurance and settlement services businesses. On February 25, 2005, a lawsuit styled, Sjobring vs. First American Title Insurance Company, et al., was filed in the Superior Court of the State of California, County of Los Angeles. On March 26, 2025, a jury rendered a verdict in favor of the Company. On April 22, 2025, the plaintiffs filed a notice of intention to move for a new trial and judgment notwithstanding the verdict. On June 23, 2025, plaintiffs’ motion for new trial and judgment notwithstanding the verdict was denied. On July 1, 2025, plaintiffs filed a notice of appeal.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Information about reportable segment performance, significant expenses and assets are as follows:

For the three months ended September 30, 2025:

(dollars in millions)	Title Insurance and Services	Home Warranty	Corporate	Consolidated
Total segment revenue (1)	$1,835.9	$114.6	$28.4	$1,978.9
Elimination of intersegment revenue				—
Total consolidated revenue				$1,978.9

Less: (2)
Personnel costs	542.9	21.4	10.6	574.9
Premiums retained by agents	640.1	—	—	640.1
Other operating expenses (3)	275.6	24.4	9.3	309.3
Provision for policy losses	42.0	50.0	(1.3)	90.7
Depreciation and amortization	53.5	1.3	—	54.8
Premium taxes	20.9	1.3	—	22.2
Interest	24.7	—	15.2	39.9
Segment income (loss) before income taxes	$236.2	$16.2	$(5.4)	$247.0
Elimination of intersegment expenses				—
Consolidated income before income taxes				$247.0

Pretax margin	12.9%	14.1%

Segment assets	$16,625.6	$437.0	$694.5	$17,757.1
Elimination of intersegment assets (4)				(147.1)
Consolidated total assets				$17,610.0

Segment capital expenditures	$47.4	$1.6		$49.0

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

Corporate - employee benefit expense and certain overhead expenses.

(4)
Elimination of intercompany asset balances:

Holding company cash balances also included in the title insurance and services segment	$(143.3)
Home warranty segment cash balances also included in the title insurance and services segment	(3.8)
$(147.1)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the three months ended September 30, 2024:

(dollars in millions)	Title Insurance and Services	Home Warranty	Corporate	Consolidated
Total segment revenue (1)	$1,290.3	$110.9	$5.2	$1,406.4
Elimination of intersegment revenue				(0.3)
Total consolidated revenue				$1,406.1

Less: (2)
Personnel costs	491.7	20.6	11.3	523.6
Premiums retained by agents	546.7	—	—	546.7
Other operating expenses (3)	251.8	23.0	5.0	279.8
Provision for policy losses	36.6	55.7	(0.6)	91.7
Depreciation and amortization	51.9	1.3	—	53.2
Premium taxes	17.8	1.3	—	19.1
Interest	24.1	—	12.5	36.6
Segment (loss) income before income taxes	$(130.3)	$9.0	$(23.0)	$(144.6)
Elimination of intersegment expenses				0.2
Consolidated income before income taxes				$(144.4)

(Pretax margin loss) pretax margin	(10.1)%	8.1%

Segment assets	$15,623.1	$364.0	$1,150.8	$17,137.9
Elimination of intersegment assets (4)				(571.5)
Consolidated total assets				$16,566.4

Segment capital expenditures	$60.3	$1.4		$61.7

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

Corporate - employee benefit expense and certain overhead expenses.

(4)
Elimination of intercompany asset balances:

Holding company cash balances also included in the title insurance and services segment	$(569.1)
Home warranty segment cash balances also included in the title insurance and services segment	(2.4)
$(571.5)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the nine months ended September 30, 2025:

(dollars in millions)	Title Insurance and Services	Home Warranty	Corporate	Consolidated
Total segment revenue (1)	$5,043.2	$332.6	$26.8	$5,402.6
Elimination of intersegment revenue				(0.1)
Total consolidated revenue				$5,402.5

Less: (2)
Personnel costs	1,550.7	62.6	39.4	1,652.7
Premiums retained by agents	1,739.1	—	—	1,739.1
Other operating expenses (3)	799.8	68.8	28.4	897.0
Provision for policy losses	114.9	130.5	(2.6)	242.8
Depreciation and amortization	156.3	3.9	0.1	160.3
Premium taxes	55.2	3.6	—	58.8
Interest	67.5	—	45.6	113.1
Segment income (loss) before income taxes	$559.7	$63.2	$(84.1)	$538.7
Elimination of intersegment expenses				0.1
Consolidated income before income taxes				$538.8

Pretax margin	11.1%	19.0%

Segment capital expenditures	$143.4	$4.7		$148.1

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the nine months ended September 30, 2024:

(dollars in millions)	Title Insurance and Services	Home Warranty	Corporate	Consolidated
Total segment revenue (1)	$4,132.0	$322.9	$(10.5)	$4,444.4
Elimination of intersegment revenue				(1.4)
Total consolidated revenue				$4,443.0

Less: (2)
Personnel costs	1,429.8	61.2	26.4	1,517.4
Premiums retained by agents	1,486.7	—	—	1,486.7
Other operating expenses (3)	729.1	66.7	27.0	822.8
Provision for policy losses	100.1	142.0	(1.4)	240.7
Depreciation and amortization	151.6	3.7	0.1	155.4
Premium taxes	45.0	3.5	—	48.5
Interest	69.9	—	37.4	107.3
Segment income (loss) before income taxes	$119.8	$45.8	$(100.0)	$64.2
Elimination of intersegment expenses				1.3
Consolidated income before income taxes				$65.5

Pretax margin	2.9%	14.2%

Segment capital expenditures	$178.4	$4.8		$183.2

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Revenues by segment are as follows:

For the three months ended September 30, 2025:

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains	Total Revenues
Title Insurance and Services	$601.5	$798.8	$276.1	$153.1	$6.4	$1,835.9
Home Warranty	106.6	—	5.7	1.4	0.9	114.6
Corporate and Eliminations	(0.1)	—	0.2	9.3	19.0	28.4
	$708.0	$798.8	$282.0	$163.8	$26.3	$1,978.9

For the three months ended September 30, 2024:

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment (losses) gains	Total Revenues
Title Insurance and Services	$536.2	$683.9	$241.7	$136.5	$(308.0)	$1,290.3
Home Warranty	103.5	—	5.7	1.2	0.5	110.9
Corporate and Eliminations	(0.1)	—	0.1	8.9	(4.0)	4.9
	$639.6	$683.9	$247.5	$146.6	$(311.5)	$1,406.1

For the nine months ended September 30, 2025:

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment (losses) gains	Total Revenues
Title Insurance and Services	$1,661.5	$2,169.9	$776.4	$437.9	$(2.5)	$5,043.2
Home Warranty	311.9	—	17.8	3.4	(0.5)	332.6
Corporate and Eliminations	(0.1)		0.1	17.9	8.8	26.7
	$1,973.3	$2,169.9	$794.3	$459.2	$5.8	$5,402.5

For the nine months ended September 30, 2024:

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment (losses) gains	Total Revenues
Title Insurance and Services	$1,472.4	$1,864.0	$699.8	$378.9	$(283.1)	$4,132.0
Home Warranty	300.8	—	17.4	3.2	1.5	322.9
Corporate and Eliminations	—	—	(0.1)	22.3	(34.1)	(11.9)
	$1,773.2	$1,864.0	$717.1	$404.4	$(315.7)	$4,443.0

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

Recently Adopted Accounting Pronouncements

See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements.

Pending Accounting Pronouncements

See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements.

Results of Operations

Summary

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Total Revenues by Segment
Title Insurance and Services	$1,835.9	$1,290.3	$545.6	42.3%	$5,043.2	$4,132.0	$911.2	22.1%
Home Warranty	114.6	110.9	3.7	3.3	332.6	322.9	9.7	3.0
Corporate and Eliminations	28.4	4.9	23.5	479.6	26.7	(11.9)	38.6	324.4
	$1,978.9	$1,406.1	$572.8	40.7%	$5,402.5	$4,443.0	$959.5	21.6%

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

The Company’s total revenues for the third quarter of 2025 were $2.0 billion, which reflected an increase of $572.8 million, or 40.7%, when compared with $1.4 billion for the third quarter of 2024. This increase was primarily attributable to increases in agent premiums of $114.9 million, or 16.8%, and direct premiums and escrow fees in the title insurance business of $65.3 million, or 12.2%. The third quarter of 2024 also included $311.5 million in net investment losses primarily attributable to the Company’s investment portfolio rebalancing project. In the title insurance and services segment, direct premiums and escrow fees from domestic commercial transactions and residential refinance transactions increased $55.9 million, or 29.5% and $7.3 million, or 28.1%, respectively, in the third quarter of 2025 when compared to the third quarter of 2024. Direct premiums and escrow fees from domestic residential purchase transactions decreased $5.3 million, or 2.1%, in the third quarter of 2025 when compared to the third quarter of 2024.

According to the Mortgage Bankers Association’s October 19, 2025 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) are forecasted to increase 19.5% in the third quarter of 2025 when compared to the third quarter of 2024. Also, according to the MBA Forecast, the dollar amount of purchase originations are forecasted to increase 1.9% and refinance originations are forecasted to increase 117.4%. This volume of domestic residential mortgage origination activity contributed to an increase of 28.1% in direct premiums and escrow fees for the Company’s direct title operations from domestic refinance transactions and a decrease of 2.1% from domestic residential purchase transactions in the third quarter of 2025 when compared to the third quarter of 2024.

During the third quarter of 2025, the level of domestic title orders opened per day by the Company’s direct title operations increased 15.2% when compared with the third quarter of 2024. Refinance and commercial opened orders per day increased 53.4% and 10.8%, respectively, while residential purchase opened orders per day decreased 3.7% in the third quarter of 2025 when compared with the third quarter of 2024.

Title Insurance and Services

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues
Direct premiums and escrow fees	$601.5	$536.2	$65.3	12.2%	$1,661.5	$1,472.4	$189.1	12.8%
Agent premiums	798.8	683.9	114.9	16.8	2,169.9	1,864.0	305.9	16.4
Information and other	276.1	241.7	34.4	14.2	776.4	699.8	76.6	10.9
Net investment income	153.1	136.5	16.6	12.2	437.9	378.9	59.0	15.6
Net investment gains (losses)	6.4	(308.0)	314.4	102.1	(2.5)	(283.1)	280.6	99.1
	1,835.9	1,290.3	545.6	42.3	5,043.2	4,132.0	911.2	22.1
Expenses
Personnel costs	542.9	491.7	51.2	10.4	1,550.7	1,429.8	120.9	8.5
Premiums retained by agents	640.1	546.7	93.4	17.1	1,739.1	1,486.7	252.4	17.0
Other operating expenses	275.6	251.8	23.8	9.5	799.8	729.1	70.7	9.7
Provision for policy losses and other claims	42.0	36.6	5.4	14.8	114.9	100.1	14.8	14.8
Depreciation and amortization	53.5	51.9	1.6	3.1	156.3	151.6	4.7	3.1
Premium taxes	20.9	17.8	3.1	17.4	55.2	45.0	10.2	22.7
Interest	24.7	24.1	0.6	2.5	67.5	69.9	(2.4)	(3.4)
	1,599.7	1,420.6	179.1	12.6	4,483.5	4,012.2	471.3	11.7
Income before income taxes	$236.2	$(130.3)	$366.5	281.3%	$559.7	$119.8	$439.9	367.2%
Pretax margins	12.9%	(10.1)%	23.0%	227.7%	11.1%	2.9%	8.2%	282.8%

Direct premiums and escrow fees were $601.5 million and $1.7 billion for the three and nine months ended September 30, 2025, respectively, increases of $65.3 million, or 12.2%, and $189.1 million, or 12.8%, when compared with the respective periods of the prior year. The increase for the three months ended September 30, 2025, was due to an increase in the number of domestic title orders closed by the company, partially offset by a decline in domestic average revenues per order. The increase for the nine months ended September 30, 2025, was due to an increase in the number of domestic title orders closed and an increase in the domestic average revenues per orders. Domestic average revenues per order closed were $3,801 and $3,942 for the three and nine months ended September 30, 2025, respectively, a decrease of 3.2% and an increase of 4.6% when compared with $3,926 and $3,767 for the respective periods of the prior year. The decrease for the three months ended September 30, 2025 in the average revenues per order closed was due to a shift in the mix from higher premium commercial transactions to lower premium refinance and default transactions, partially offset by an increase in average revenues per order on commercial and purchase transactions. The increase for the nine months ended September 30, 2025 in the average revenues per order closed was due to an increase in average revenues per order on commercial and purchase transactions, partially offset by a shift in the mix from higher premium commercial transactions to lower premium refinance and default transactions. The Company’s direct title operations closed 141,800 and 378,300 domestic title orders during the three and nine months ended September 30, 2025, respectively, increases of 16.6% and 8.4% when compared with 121,600 and 349,000 domestic title orders closed during the respective periods of the prior year, which were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast. Domestic residential refinance orders closed per day increased by 60.0% and 46.4% and domestic residential purchase orders closed per day decreased by 5.2% for the three and nine months ended September 30, 2025, respectively, when compared to the respective periods of the prior year.

Agent premiums were $798.8 million and $2.2 billion for the three and nine months ended September 30, 2025, respectively, increases of $114.9 million, or 16.8%, and $305.9 million, or 16.4%, when compared with the respective periods of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity. The increase in agent premiums for the three months ended September 30, 2025 is generally consistent with the 12.6% increase in the Company’s direct premiums and escrow fees in the second quarter of 2025 when compared with the second quarter of 2024.

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

Information and other revenues were $276.1 million and $776.4 million for the three and nine months ended September 30, 2025, respectively, increases of $34.4 million, or 14.2%, and $76.6 million, or 10.9%, when compared with the respective periods of the prior year. The increases were primarily due to an increase in refinance activity in the Company's Canadian operations, revenue growth in the Company's mortgage loan subservicing business and increased demand for the Company’s non-insured information products and services.

Net investment income totaled $153.1 million and $437.9 million for the three and nine months ended September 30, 2025, respectively, increases of $16.6 million, or 12.2%, and $59.0 million, or 15.6%, when compared with the respective periods of the prior year. The increases were primarily driven by increases in interest income from the Company’s investment portfolio, partially offset by lower interest income from operating cash due to lower balances and the impact of lower short-term interest rates.

Net investment gains of $6.4 million for three months ended September 30, 2025, were primarily attributable to changes in the fair values of marketable equity securities, which were partially offset by impairments on capitalized internal-use software totaling $12.5 million. Net investment losses of $2.5 million for nine months ended September 30, 2025, were primarily attributable to impairments on capitalized internal-use software totaling $48.1 million and losses recognized on sales of debt securities, partially offset by increases in the fair values of marketable equity securities. Net investment losses of $308.0 million and $283.1 million for the three and nine months ended September 30, 2024, respectively, were primarily attributable to losses realized from the Company’s investment portfolio rebalancing project during 2024, partially offset by increases in the fair values of marketable equity securities.

Personnel costs were $542.9 million and $1.6 billion for the three and nine months ended September 30, 2025, respectively, increases of $51.2 million, or 10.4%, and $120.9 million, or 8.5%, when compared with the respective periods of the prior year. The increases were primarily attributable to higher incentive compensation expense due to higher revenue and profitability and higher employee benefits, salaries, payroll taxes, severance and share-based compensation expenses.

Agents retained $640.1 million and $1.7 billion of title premiums generated by agency operations for the three and nine months ended September 30, 2025, respectively, which compares with $546.7 million and $1.5 billion for the respective periods of the prior year. The percentage of title premiums retained by agents was 80.1% for the three and nine months ended September 30, 2025, compared to 79.9% and 79.8% for the respective periods of the prior year.

Other operating expenses were $275.6 million and $799.8 million for the three and nine months ended September 30, 2025, respectively, increases of $23.8 million, or 9.5%, and $70.7 million, or 9.7%, when compared with the respective periods of the prior year. The increases were primarily due to higher production expenses on higher volumes and increases in software and travel expenses. The increase for the nine months ended September 30, 2025 was partially offset by a credit related to the release of a $5.7 million acquisition-related incentive obligation in the current year and also reflects the non-recurrence of a prior year out-of-period adjustment to expense that totaled $6.2 million.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 3.0% for the three and nine months ended September 30, 2025 and 2024. The 3.0% loss provision rate for the three and nine months ended September 30, 2025 reflects an ultimate loss rate of 3.75% for the 2025 policy year and reserve releases of 0.75%, or $10.5 million and $28.8 million, respectively, for prior policy years, all based on title insurance premiums and escrow fees for the three and nine months ended September 30, 2025. The 3.0% loss provision rate for the three and nine months ended September 30, 2024 reflected an ultimate loss rate of 3.75% for the 2024 policy year and reserve releases of 0.75%, or $9.1 million and $25.0 million, respectively, for prior policy years, all based on title insurance premiums and escrow fees for the three and nine months ended September 30, 2024.

Depreciation and amortization expense was $53.5 million and $156.3 million for the three and nine months ended September 30, 2025, respectively, increases of $1.6 million, or 3.1%, and $4.7 million, or 3.1%, when compared with the respective periods of the prior year. The increases were primarily due to higher amortization of capitalized internal-use software from recently deployed digital settlement products.

Premium taxes were $20.9 million and $55.2 million for the three and nine months ended September 30, 2025, respectively, increases of $3.1 million, or 17.4%, and $10.2 million, or 22.7%, when compared with the respective periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.5% and 1.4% for the three and nine months ended September 30, 2025, respectively, and 1.5% and 1.3% for the three and nine months ended September 30, 2024, respectively.

Interest expense was $24.7 million and $67.5 million for the three and nine months ended September 30, 2025, respectively, an increase of $0.6 million, or 2.5%, and a decrease of $2.4 million, or 3.4%, when compared with the respective periods of the prior year. The increase for the three months ended September 30, 2025, was due to higher interest expense paid on depositor funds at the Company’s banking operations, partially offset by lower interest expense in the Company’s warehouse lending business due to a decline in interest rates. The decrease for the nine months ended September 30, 2025, was primarily due to lower interest expense in the Company’s warehouse lending business due to a decline in interest rates.

Pretax margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to the relatively high proportion of fixed costs in the title insurance business, pretax margins generally improve as closed order volumes increase. Pretax margins for the segment are also impacted by (1) net investment income and net investment gains or losses, which may not move in the same direction as closed order volumes, (2) the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity and (3) the percentage of title insurance premiums generated by agency operations as margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The title insurance and services segment recorded pretax margins of 12.9% and 11.1% for the three and nine months ended September 30, 2025, respectively, compared with a pretax margin loss of (10.1)% and a pretax margin of 2.9% in the respective periods of the prior year.

Home Warranty

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues
Direct premiums	$106.6	$103.5	$3.1	3.0%	$311.9	$300.8	$11.1	3.7%
Information and other	5.7	5.7	—	—	17.8	17.4	0.4	2.3
Net investment income	1.4	1.2	0.2	16.7	3.4	3.2	0.2	6.2
Net investment gains (losses)	0.9	0.5	0.4	80.0	(0.5)	1.5	(2.0)	(133.3)
	114.6	110.9	3.7	3.3	332.6	322.9	9.7	3.0
Expenses
Personnel costs	21.4	20.6	0.8	3.9	62.6	61.2	1.4	2.3
Other operating expenses	24.4	23.0	1.4	6.1	68.8	66.7	2.1	3.1
Provision for policy losses and other claims	50.0	55.7	(5.7)	(10.2)	130.5	142.0	(11.5)	(8.1)
Depreciation and amortization	1.3	1.3	—	—	3.9	3.7	0.2	5.4
Premium taxes	1.3	1.3	—	—	3.6	3.5	0.1	2.9
	98.4	101.9	(3.5)	(3.4)	269.4	277.1	(7.7)	(2.8)
Income before income taxes	$16.2	$9.0	$7.2	80.0%	$63.2	$45.8	$17.4	38.0%
Pretax margins	14.1%	8.1%	6.0%	74.1%	19.0%	14.2%	4.8%	33.8%

Direct premiums were $106.6 million and $311.9 million for the three and nine months ended September 30, 2025, respectively, increases of $3.1 million, or 3.0%, and $11.1 million, or 3.7%, when compared with the respective periods of the prior year. The increases were primarily attributable to increases in the average price per policy.

Personnel costs and other operating expenses totaled $45.8 million and $131.4 million for the three and nine months ended September 30, 2025, respectively, increases of $2.2 million, or 5.0%, and $3.5 million, or 2.7%, when compared with the respective periods of the prior year. The increases were primarily attributable to higher marketing, salaries, and incentive compensation expenses.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 46.9% and 41.8% for the three and nine months ended September 30, 2025, respectively, compared with 53.8% and 47.2% for the respective periods of the prior year. The decreases in the claims rate were primarily attributable to lower claims frequency.

A large portion of the revenues for the home warranty segment are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of the provision for losses, the majority of the expenses for this segment are variable in nature and, therefore, generally fluctuate with revenue. Accordingly, pretax margins (before provision for losses) are relatively constant, although, as a result of some fixed expenses, profit margins (before provision for losses) should nominally improve as premium revenues increase. Pretax margins are also impacted by net investment income and net investment gains or losses, which may not move in the same direction as premium revenues. The home warranty segment recorded pretax margins of 14.1% and 19.0% for the three and nine months ended September 30, 2025, respectively, compared with 8.1% and 14.2% in the respective periods of the prior year.

Corporate

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in millions)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Revenues
Net investment income	$9.3	$9.2	0.1	1.1%	$17.9	$23.6	(5.7)	(24.2)%
Net investment gains (losses)	19.1	(4.0)	23.1	NM1	8.9	(34.1)	43.0	126.1
	28.4	5.2	23.2	NM1	26.8	(10.5)	37.3	355.2
Expenses
Personnel costs	10.6	11.3	(0.7)	(6.2)	39.4	26.4	13.0	49.2
Other operating expenses	9.3	5.0	4.3	86.0	28.4	27.0	1.4	5.2
Provision for policy losses and other claims	(1.3)	(0.6)	(0.7)	(116.7)	(2.6)	(1.4)	(1.2)	(85.7)
Depreciation and amortization	—	—	—	—	0.1	0.1	—	—
Interest	15.2	12.5	2.7	21.6	45.6	37.4	8.2	21.9
	33.8	28.2	5.6	19.9%	110.9	89.5	21.4	23.9%
Loss before income taxes	$(5.4)	$(23.0)	$17.6	76.5%	$(84.1)	$(100.0)	$15.9	15.9%

(1)
Not meaningful

Net investment income totaled $9.3 million and $17.9 million for the three and nine months ended September 30, 2025, respectively, compared with $9.2 million and $23.6 million in the respective periods of the prior year. The changes in net investment income were primarily attributable to fluctuations in earnings on investments associated with the Company’s deferred compensation plan.

Net investment gains of $19.1 million and $8.9 million for the three and nine months ended September 30, 2025, respectively, were primarily related to changes in the fair values of the Company’s investment in Offerpad Solutions, Inc. ("Offerpad"), a tech-enabled real estate company. Net investment losses of $4.0 million and $34.1 million for the three and nine months ended September 30, 2024, respectively, were primarily related to unrealized losses and impairment charges on non-marketable equity security investments within the Company’s venture investment portfolio and also included changes in the fair value of the Company's investment in Offerpad.

Personnel costs and other operating expenses totaled $19.9 million and $67.8 million for the three and nine months ended September 30, 2025, respectively, compared with $16.3 million and $53.4 million for the respective periods of the prior year. The increases for the three months and nine months ended September 30, 2025, were primarily attributable to a reinsurance credit related to the wind down of the property and casualty insurance business that occurred in the prior year. The increase for nine months ended September 30, 2025, was also due to higher severance and share-based compensation expenses.

Interest expense totaled $15.2 million and $45.6 million for the three and nine months ended September 30, 2025, respectively, increases of $2.7 million, or 21.6%, and $8.2 million, or 21.9%, when compared with the respective periods of the prior year. The increases were primarily attributable to additional interest on the Company's $450.0 million 5.45% senior unsecured notes issued in September 2024, partially offset by a reduction in interest on the Company's $300.0 million 4.60% senior unsecured notes, repaid upon maturity, in November 2024.

Eliminations

The Company’s inter-segment eliminations were not material for the three and nine months ended September 30, 2025 and 2024.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 23.1% and 23.6% for the three and nine months ended September 30, 2025, respectively, compared with 28.4% and 8.9% for the respective periods of the prior year. The differences in the effective tax rates are primarily due to the impact on state income taxes resulting from the relative proportion of income derived from the Company’s insurance and non-insurance businesses as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes. In addition, the effective income tax rates for 2024 reflect the impact on pretax earnings from losses and impairments on investments and tax benefits related to a state tax matter from prior years.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income (loss) for the three and nine months ended September 30, 2025 was $189.9 million and $411.8 million, respectively, compared with $(103.4) million and $59.7 million for the respective periods of the prior year. Net income (loss) attributable to the Company for the three and nine months ended September 30, 2025 was $189.6 million, or $1.84 per diluted share, and $409.9 million, or $3.95 per diluted share, respectively, compared with $(104.0) million, or $(1.00) per diluted share, and $58.7 million, or $0.56 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities totaled $581.5 million and $572.9 million for the nine months ended September 30, 2025 and 2024, respectively, after claim payments, net of recoveries, of $261.4 million and $295.9 million, respectively. The principal nonoperating uses of cash and cash equivalents for the nine months ended September 30, 2025 and 2024 were advances and repayments related to secured financing transactions, purchases of debt and equity securities, dividends to common stockholders, capital expenditures and repurchases of company common shares. Principal nonoperating uses of cash and cash equivalents also included decreases in deposits at the Company's banking operations for the nine months ended September 30, 2024. The principal nonoperating sources of cash and cash equivalents for the nine months ended September 30, 2025 and 2024 were borrowings and collections related to secured financing transactions and proceeds from the sales and maturities of debt and equity securities. Principal nonoperating sources of cash and cash equivalents also included increases in the deposit balances at the Company’s banking operations for the nine months ended September 30, 2025 and net proceeds from issuance of unsecured senior notes for the nine months ended September 30, 2024. The net effect of all activities on cash and cash equivalents was an increase of $1.2 billion and a decrease of $651.9 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In September 2025, the quarterly cash dividend was increased to 55 cents per common share, representing a 2% increase. The dividend increase was effective beginning with the September 2025 dividend. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In July 2025, the Company’s board of directors approved a new share repurchase plan which authorizes the repurchase of up to $300 million of the Company’s common stock and terminated its prior share repurchase plan. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the nine months ended September 30, 2025, the Company repurchased and retired 2.1 million shares of its common stock for a total purchase price of $122.3 million and, as of September 30, 2025, the Company has repurchased and retired 6.8 million shares of its common stock under the previous authorization for a total purchase price of $377.0 million.

Holding Company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of September 30, 2025, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2025, without prior approval from applicable regulators, was dividends of $285.0 million and loans and advances of $114.2 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of September 30, 2025, the holding company’s sources of liquidity included $119.6 million of cash and cash equivalents and $900.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing. The Company maintains a senior unsecured credit agreement with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, and the lenders party thereto that provides for a $900.0 million revolving credit facility. The credit agreement includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $450.0 million. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds from borrowings made from time to time under the credit agreement may be used for general corporate purposes. Unless terminated earlier, the credit agreement will terminate on May 17, 2028. At September 30, 2025, the Company had no outstanding borrowings under the facility.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements. The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•
FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions. At September 30, 2025, outstanding borrowings under these facilities totaled $1.1 billion.
•
First American Trust, FSB (“FA Trust”), a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and maintains access to the Federal Reserve's Discount Window. At September 30, 2025, no amounts were outstanding under any of these facilities.
•
First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At September 30, 2025, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 33.0% and 30.8% at September 30, 2025 and December 31, 2024, respectively. The Company’s adjusted debt to capitalization ratio, excluding secured financings payable of $1.1 billion and $643.8 million at September 30, 2025 and December 31, 2024, was 22.5% and 23.9%, respectively.

Investment Portfolio. The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of September 30, 2025, 95% of the Company’s investment portfolio consisted of debt securities, of which 72% were either United States government-backed or rated AAA and 98% were either rated or classified as investment grade. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s debt securities portfolio at September 30, 2025, see Note 3 Debt Securities to the condensed consolidated financial statements.

In addition to its debt and marketable equity securities portfolio, the Company maintains investments in non-marketable equity securities and securities accounted for under the equity method. For further information on the Company’s equity securities, see Note 4 Equity Securities to the condensed consolidated financial statements.

Off-balance sheet arrangements. The Company administers escrow deposits as a service to customers in its direct title operations. Escrow deposits totaled $11.6 billion and $8.9 billion at September 30, 2025 and December 31, 2024, respectively, of which $5.0 billion and $4.0 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Escrow deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

Trust assets administered by FA Trust totaled $5.4 billion and $4.8 billion at September 30, 2025 and December 31, 2024, respectively, of which $158.8 million and $169.4 million, respectively, were held at FA Trust. The remaining trust assets were held at third-party financial institutions. Trust assets administered by FA Trust and held at third-party institutions are fiduciary client assets. Trust assets held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. The Company could be held contingently liable if FA Trust were to breach any of its fiduciary duties.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.4 billion and 2.3 billion at September 30, 2025 and December 31, 2024, respectively. In September 2025, FA Trust began administering like-kind exchange funds and, at September 30, 2025, held $5.1 million of such deposits. The like-kind exchange deposits held at third-party financial institutions are not included in the accompanying condensed consolidated balance sheets as the proceeds and property are not considered assets of the Company due to the structure utilized to facilitate these transactions. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $1.8 billion and $901.0 million at September 30, 2025 and December 31, 2024, respectively, of which $1.3 billion and $606.5 million, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense. In August 2025, the Company agreed to provide a secured interest in debt securities totaling $50.0 million as collateral to be maintained on deposit in connection with a new mortgage loan subservicing agreement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of September 30, 2025, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Certain of these circumstances, particularly when combined with declining real estate values and the increase in foreclosures that often results therefrom, also tend to adversely impact the Company’s title claims experience. While the Company has seen a steady increase in national inventory levels since late 2023 for residential homes for sale, levels remain below historical averages. This, combined with sustained high mortgage interest rates and elevated home prices, which decreased demand, continues to contribute to historically weak residential purchase activity. Residential refinance activity is generally correlated with changes in mortgage interest rates and rising mortgage rates. Beginning in the second half of 2022, increases in interest and mortgage rates had an adverse impact on the Company’s refinance business that is expected to continue for so long as mortgage rates remain high relative to the interest rates of outstanding mortgages. Higher interest rates and other unfavorable economic conditions also negatively impacted commercial transactions beginning in the second half of 2022; however, revenues and activity levels have rebounded.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2025, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Pursuant to the share repurchase program approved by the Company’s board of directors in July 2025, which program has no expiration date, the Company is authorized to repurchase up to $300.0 million of the Company’s issued and outstanding common stock (the “Current Program”). In July 2025, the Company terminated its prior share repurchase plan (the “Previous Program”), which authorized the repurchase of up to $400.0 million of the Company’s issued and outstanding common stock. The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table. Prices in column (b) include commissions. Cumulatively, as of September 30, 2025, the Company had repurchased $377.0 million (including commissions) of its shares authorized under the Previous Program and had the authority to repurchase an additional $300.0 million (including commissions) under the Current Program.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2025	597,726	$56.24	597,726	$300,000,000
August 1 to August 31, 2025	—	—	—	300,000,000
September 1 to September 30, 2025	—	—	—	300,000,000
Total	597,726	$56.24	597,726	$300,000,000

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
Not applicable.
(c)
During the quarter ended September 30, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: October 23, 2025	By	/s/ Mark E. Seaton
Mark E. Seaton
Chief Executive Officer (Principal Executive Officer)

Date: October 23, 2025	By	/s/ Matthew F. Wajner
Matthew F. Wajner
Chief Financial Officer (Principal Financial Officer)