Form 10-K
period 2025-12-31
First American Financial Corp
filed 2026-02-18
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was $6,056,068,344.

On February 9, 2026, there were 101.9 million shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement with respect to the 2026 annual meeting of the stockholders are incorporated by reference in Part III of this report. The definitive proxy statement or an amendment to this Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year.

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

Title Insurance and Services Segment

Our title insurance and services segment issues title insurance policies on residential and commercial property in the United States and offers similar or related products and services internationally. This segment also provides closing and/or escrow services; accommodates tax-deferred exchanges of real estate; provides products, services and solutions designed to mitigate risk or otherwise facilitate real estate transactions; maintains, manages and provides access to title plant data and records; provides appraisals and other valuation-related products and services; provides lien release, document custodial and default-related products and services; provides document generation services; provides warehouse lending services; subservices mortgage loans; and provides banking, trust and wealth management services. In 2025, 2024 and 2023, the Company derived 93.6%, 93.6% and 95.4% of its consolidated revenues, respectively, from this segment.

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

Our Title Insurance Operations

Overview. We conduct our title insurance and closing business through a network of direct operations and agents. Through this network, we issue policies in the 49 states that permit the issuance of title insurance policies, the District of Columbia and certain United States territories. We also offer title insurance, closing services and similar or related products and services, either directly or through third parties in other countries, including Canada, the United Kingdom, various countries in Europe, South Korea, Australia and New Zealand as described in the “International Operations” section below.

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

Within the direct channel, our sales and marketing efforts are focused on the primary sources of business referrals. For residential business, we generally market to real estate agents and brokers, mortgage brokers, real estate attorneys, mortgage originators, homebuilders and escrow service providers. We also market directly to firms that purchase and sell residential real estate on a large-scale basis. For refinance and default-related business, we market directly to mortgage originators and servicers with centrally managed platforms and government-sponsored enterprises. For the commercial business, we market primarily to principals, developers and investors; real estate investment trusts; law firms; commercial lenders; life insurance companies; commercial brokers and mortgage brokers. Our marketing efforts highlight the value and significance of our product and service offerings, underscoring the quality and timeliness of our services, our financial strength, our commitment to process and product innovation and our national presence. We provide educational resources on our website and through various channels to help consumers and other stakeholders gain a deeper understanding of our products, services and the title and settlement process.

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

International Operations. We provide products and services in a number of countries outside of the United States, and our international operations accounted for approximately 7.6% of our title insurance and services segment revenues in 2025. Today we have direct operations and a physical presence in several countries, including Canada, the United Kingdom, South Korea, Australia and New Zealand. While reliable data are not available, we believe that we have the largest market share for title insurance outside of the United States. Our range of international products and services is designed to lower our clients’ risk profiles and reduce their operating costs through enhanced operational efficiencies. In certain established markets, primarily British Commonwealth countries, we have combined title insurance with customized processing offerings to enhance the speed and efficiency of the mortgage and conveyancing processes. In these markets we also offer products designed to mitigate risk and otherwise facilitate real estate transactions.

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

Trust, Wealth Management and Banking Services. Our federal savings bank subsidiary offers trust, wealth management and deposit products and related services, including fund transfer services. The bank does not originate loans. As of December 31, 2025, the bank administered fiduciary and custody assets having a market value of $5.6 billion, which includes managed assets of $2.8 billion. The bank’s balance sheet had assets of $6.8 billion, with deposits of $6.2 billion and stockholder’s equity of $510 million. The bank’s deposits consist primarily of funds deposited by its affiliates and, in some instances, by non-affiliated title agents. The majority of such deposits are from third parties to be held in trust pending the closing of real estate transactions, but there is also a portion of which are custodial funds held on behalf of clients of our residential mortgage subservicer subsidiary. The bank also maintains other deposits, including like-kind exchange funds administered by the Company and operating funds deposited by its affiliates.

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

Human Capital Resources

As of December 31, 2025, the Company employed 19,102 employees, with 12,143 of them located in the United States and 6,959 outside of the U.S. We strive to have a positive, collaborative culture that engages employees, as we believe engaged employees serve our customers well. Management believes that employee engagement, together with the efficient operation of our business, supports the long-term interest of shareholders. As part of this effort, we participate in competitions that recognize the quality of our workplace, and believe these competitions provide a framework for improving and insights for evaluating, our employee engagement efforts. Moreover, receipt of awards in connection with those competitions facilitates our efforts to attract and retain desired talent. The success of our efforts is demonstrated through our inclusion on the Fortune 100 Best Companies to Work For® list in the United States for the last ten years, the Best Workplaces™ in Canada list for the last eleven years, as well as a number of similar lists in local or specialized areas. In addition, we have been recognized on the Fortune® Best Workplaces for Women™ (United States) and Great Place to Work® list for Best Workplaces for Women (Canada) for the tenth year in a row. We have also received additional external workplace recognitions, including being named to the Fortune Best Workplaces for Parents™ list in 2025, recognition as a People Companies That Care® honoree for the fourth time, and designation as a Military Friendly ® Employer for the first time. We have implemented many professional development programs to build and strengthen the skill sets of our employees. We also believe that an inclusive workforce benefits our Company and, as a result we maintain a number of programs focused on the development of employee-centered actions to enhance the recruitment, engagement, development, and retention of employees.

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

In addition, our insurers are subject to the laws of other jurisdictions in which they transact business, which laws typically establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses to transact business; regulating trade practices; licensing agents; approving policy forms, accounting practices and financial practices; establishing requirements pertaining to reserves and capital and surplus as regards to policyholders; requiring the deferral of a portion of all premiums in a reserve for the protection of policyholders and the segregation of investments in a corresponding amount; establishing parameters regarding suitable investments for reserves, capital and surplus; and approving rate schedules. The manner in which rates are established or changed ranges from states that promulgate rates, to states in which individual companies or associations of companies prepare rate filings that are submitted for approval, to a few states in which rate changes do not need to be filed for approval. Each of our insurers is also subject to periodic examination by regulatory authorities both within such insurer’s jurisdiction of organization as well as by the other jurisdictions where it is licensed to conduct business.

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

Many of our subsidiaries are subject to regulation by state attorneys general who have broad authority to investigate and enforce a wide range of state laws and regulations, including consumer protection, unfair or deceptive acts or practices, data privacy and security, financial services, real estate, and other industry-specific statutes. State attorneys general may initiate investigations or enforcement actions and may apply differing or evolving interpretations of applicable laws across jurisdictions.

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

As of December 31, 2025, our debt and marketable equity securities portfolio consisted of approximately 95% of debt securities. As of that date, over 72% of our debt securities were held in securities that are United States government-backed or rated AAA/Aaa and approximately 99% of the debt securities portfolio was rated or classified as investment grade or better. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected.

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

2.
The Company is pursuing various innovative initiatives, which could result in increased title claims or otherwise adversely affect the Company

In an effort to speed the delivery of its products, increase efficiency, improve quality, improve the customer experience and decrease risk, the Company is utilizing innovative technologies, processes and techniques, including artificial intelligence, in the production and delivery of its products and services. These efforts include converting certain manual processes into automated ones to streamline searches, examinations and other underwriting functions in connection with the issuance of title insurance policies, building and maintaining title plants and other data assets, and digitizing and automating components of the settlement process. The Company believes these innovations will improve the customer experience by simplifying and reducing the time it takes to close a transaction, improve accuracy of our services, reduce risk and improve communication, and expects to continue expanding its use of these technologies. Risks from these and other innovative initiatives include those associated with potential defects in the design and development of the technologies used to automate processes; misapplication of technologies; the reliance on data, rules or assumptions that may prove inadequate; increased costs from third parties on whose technologies we are dependent; information security vulnerabilities; and failure to meet customer expectations, among others. As a result of these risks, the Company could experience increased claims, reputational damage or other adverse effects, which could be material to the Company.

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
•
when real estate affordability is declining or low;
•
when real estate inventory levels are insufficient or declining; and
•
when economic conditions are unfavorable, including during periods of high unemployment.

Certain of these circumstances are likely to adversely affect our title insurance revenues and earnings, and potentially increase claims.

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

8.
The Company may find it difficult to acquire necessary data

Certain data used and supplied by the Company are subject to regulation by various federal, state and local regulatory authorities. Compliance with existing federal, state and local laws and regulations with respect to such data has not had a material adverse effect on the Company’s results of operations to date. Nonetheless, federal, state and local laws and regulations in the United States designed to prohibit disclosure of personal information or to protect the public from the misuse of personal information in the marketplace and adverse publicity or potential litigation concerning the commercial use of such information may affect the Company’s operations and could result in substantial regulatory compliance expense, litigation expense and a loss of revenue. The suppliers of data to the Company face similar burdens. As a result of these and other factors, the Company may find it financially burdensome to acquire necessary data.

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

10.
A downgrade by ratings agencies, reductions in statutory capital and surplus maintained by the Company’s title insurance underwriters or a deterioration in other measures of financial strength could adversely affect the Company

Certain of the Company’s customers use measurements of the financial strength of the Company’s title insurance underwriters, including, among others, ratings provided by ratings agencies and levels of statutory capital and surplus maintained by those underwriters in determining the amount of a policy they will accept and the amount of reinsurance required. Each of the major ratings agencies currently rates the Company’s title insurance operations. These ratings provide the agencies’ perspectives on the financial strength, operating performance and cash generating ability of those operations. These agencies continually review these ratings, and the ratings are subject to change. Statutory capital and surplus, or the amount by which statutory assets exceed statutory liabilities, is also a measure of financial strength. Accordingly, if the ratings or statutory capital and surplus of these title insurance underwriters are reduced from their current levels, or if there is a deterioration in other measures of financial strength, the Company’s results of operations, competitive position and liquidity could be adversely affected. In addition, a downgrade in the ratings or rankings for the Company’s federal savings bank subsidiary or its mortgage servicing business could have an adverse effect on that particular business.

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

These systems have been subject to, and are likely to continue to be, the target of malware, cyberattacks and cyberterrorism, ransomware attacks, phishing attacks, unauthorized access, online and offline fraud and other malicious activity. These attacks are prevalent, continue to increase in frequency and sophistication, and are increasingly difficult to prevent or detect. These systems also have known and unknown vulnerabilities. Once identified, the Company’s information technology and information security personnel seek to remediate these vulnerabilities based, in part, on the level of risk presented and the burden of remediation. For a number of reasons, including the introduction of new vulnerabilities, resource constraints, competing business demands and dependence on third parties, a number of unremediated vulnerabilities will always exist. Remediation of some vulnerabilities are outside of the control of the Company and third-party remediation efforts may not be timely provided or implemented or otherwise adequate, even when the level of risk is critical or high. Further, certain other potential causes of system damage or other negative system-related events are wholly or partially beyond the Company’s control, such as natural disasters, vendor failures to satisfy service level requirements, third party negligence or intentional acts, and power or telecommunications failures. These circumstances could expose the Company to system-related damages, failures, interruptions, cyberattacks, as the Company experienced in December 2023, and other negative events or could otherwise disrupt the Company’s business and could also result in the loss or unauthorized release, gathering, monitoring or destruction of confidential, proprietary and other information pertaining to the Company, its customers, employees, agents or suppliers.

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

LEGAL AND COMPLIANCE RISK FACTORS

17.
Regulatory oversight and changes in government regulation could require the Company to raise capital, make it more difficult to deploy capital, including dividends to stockholders and repurchases of the Company’s shares, prohibit or limit the Company’s operations, make it more costly or burdensome to conduct such operations, result in decreased demand for the Company’s products and services or otherwise adversely affect the Company

Most of the Company’s businesses are regulated by various federal, state, local and foreign governmental agencies. These and other of the Company’s businesses also operate within statutory guidelines, which can include requirements to maintain certain licenses at the federal, state and/or local levels. The industry in which the Company operates, and the markets into which it sells its products, are also regulated and subject to statutory guidelines. In general, in recent years, the Company experienced increasing regulatory oversight and became subject to increasingly complex statutory guidelines.

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

An increasing number of federal, state and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. The effects of these privacy and data protection laws, including the cost of compliance and required changes in the manner in which the Company conducts its business, are not fully known and are potentially significant, and the failure to comply could adversely affect the Company. The Company has incurred costs to comply with these laws and to respond to inquiries about its compliance with them.

In addition, changes in the applicable regulatory environment, statutory guidelines or interpretations of existing regulations or statutes; restructuring of government-sponsored enterprises such as the Federal National Mortgage Association “Fannie Mae” and the Federal Home Loan Mortgage Corporation “Freddie Mac”; changes in governmental oversight or efforts by governmental agencies to cause customers to refrain from using the Company’s products or services could prohibit or limit its future operations or make it more costly or burdensome to conduct such operations or result in decreased demand for the Company’s products and services or a change in its competitive position. The impact of these changes would be more significant if they involve jurisdictions in which the Company generates a greater portion of its title premiums. These changes may compel the Company to reduce its prices, may restrict its ability to implement price increases or acquire assets or businesses, may limit the manner in which the Company conducts its business or otherwise may have a negative impact on its ability to generate revenues, earnings and cash flows.

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

Governmental entities have routinely inquired into certain practices in the real estate settlement services industry and the mortgage servicing and subservicing industry to determine whether certain of the Company’s businesses or its competitors have violated applicable laws, which include, among others, the insurance codes of the various jurisdictions, the Real Estate Settlement Procedures Act, the Truth in Lending Act and similar state, federal and foreign laws. Departments of insurance in the various states, attorneys general in the various states, the Consumer Financial Protection Bureau (“CFPB”) and other federal regulators and applicable regulators in international jurisdictions, either separately or together, also periodically conduct targeted inquiries into the practices of title insurance companies, other settlement services providers and mortgage servicers in their respective jurisdictions. Currently, the Company is the subject of regulatory inquiries.

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

19.
Regulation of title insurance rates could adversely affect the Company

Title insurance rates are subject to extensive regulation, which varies from state to state. In many states the approval of the applicable state insurance regulator is required prior to implementing a rate change. In addition, in certain states, insurance rates are promulgated by the applicable state insurance regulator. These regulations could hinder or prevent the Company from promptly adapting to changing market dynamics through price adjustments, which could adversely affect its results of operations, particularly in a rapidly declining market.

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

29.
The Company may be susceptible to claims of infringement and may not be able to adequately protect its intellectual property

The Company relies on a combination of patents, trademarks, copyrights, trade secret laws, non-disclosure agreements, contractual provisions and systems of internal safeguards to protect its intellectual property. As the Company expands its utilization of innovative technologies, processes and techniques in the production and delivery of its products and services, the Company may increasingly have to litigate to enforce and protect its intellectual property rights, which may divert Company resources, cause reputational harm to the Company or result in other adverse consequences, including a loss of competitive advantage, and there is no guarantee that such protection and enforcement efforts would be successful. In addition, third parties may allege that the Company’s operations or activities infringe on their intellectual property rights, including through the Company’s use of software containing open source code, which may expose the Company to third-party claims of non-compliance or requests to enforce license terms or requirements to make available certain source code under applicable licenses of open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. Many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, adversely affect the Company’s business. Infringement claims may give rise to litigation, which could result in damages, injunctions prohibiting the Company from providing certain products or services, entry into costly licensing arrangements or other adverse consequences.

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

The Company’s Board of Directors has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee of the Board. The Audit Committee receives quarterly reports from our Chief Information Security Officer (“CISO”) regarding cybersecurity matters. The CISO also briefs the full Board of Directors on cybersecurity regularly.

The Company maintains an extensive and structured enterprise risk management (“ERM”) program encompassing senior executive leaders from all facets of its business, including operations, human resources, finance, accounting, treasury, information security, information technology, legal/regulatory, internal audit, compliance, underwriting, and real estate. As part of our ERM program, the Company maintains an Information Technology and Security Oversight Committee (“ITSO Committee”) that oversees the Company’s cybersecurity program from a management perspective.

The ITSO Committee meets quarterly and includes the Company’s Chief Executive Officer, Chief Financial Officer and Chief Legal Officer, whose relevant expertise and experience can be found in the Company’s Proxy Statement on Schedule 14A filed on April 16, 2025.

The ITSO Committee also includes the President of First American Title Insurance Company, the President of our data and analytics business and the President of our international division, who bring deep operational experience specific to our businesses; the Chief Intellectual Property and Privacy Officer, who is responsible for protecting and advising on innovation, data privacy and intellectual property; and is chaired by the Company’s Chief Risk Officer, who has over 25 years of experience in risk management. The Company’s CISO and Chief Technology Officer (“CTO”) are participants on the ITSO Committee.

The Company’s CISO is primarily responsible for assessing and managing cybersecurity risks and threats and is responsible for developing and implementing our information security program, working closely with the ITSO Committee. The CISO manages a team of cybersecurity professionals with broad experience and expertise, including in cybersecurity governance, cybersecurity threat assessments and detection, mitigation technologies, cybersecurity training, incident response, cyber forensics, insider threats and regulatory compliance. Our CISO has been with the Company for 15 years in various information security leadership roles and has over 20 years of experience in the cybersecurity field. The CISO provides regular reports to the ITSO Committee that are shared with the Company’s Board of Directors.

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

While the Company has experienced cybersecurity threats to its data and systems, such threats have not materially affected the Company, including our business strategy, results of operations or financial condition, with the exception of an incident in the fourth quarter of 2023, as disclosed in Current Reports on Form 8-K filed by the Company in late 2023 and early 2024. On June 21, 2024, the Company received a complaint, on a class action basis, relating to the incident in the fourth quarter of 2023. For additional information on cybersecurity risks we face, see Item 1A. Risk Factors of this Annual Report, which should be read in conjunction with the foregoing information.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock Market Prices and Dividends

The Company’s common stock trades on the New York Stock Exchange (ticker symbol FAF). The approximate number of record holders of common stock on February 9, 2026, was 1,642.

In January 2026, the Company’s board of directors declared a cash dividend of $0.55 per share. We expect that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time. In addition, the ability to pay dividends also is potentially affected by the restrictions described in Note 2 Statutory Restrictions on Investments and Stockholders’ Equity to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of Part II of this report.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In July 2025, the Company’s board of directors authorized the repurchase of up to $300.0 million of the Company’s issued and outstanding common stock. The authorization does not have an expiration date. No shares were repurchased during the quarter ended December 31, 2025. As of December 31, 2025, $300.0 million remained available for repurchase under the program.

Unregistered Sales of Equity Securities

During the year ended December 31, 2025, the Company did not issue any unregistered common stock.

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

The following graph compares the cumulative total stockholder return on the Company’s common stock with the corresponding cumulative total returns of the S&P 400 Mid Cap Index and an industry peer group for the period from December 31, 2020 through December 31, 2025. The comparison assumes an investment of $100 on December 31, 2020 and reinvestment of dividends. This historical performance is not indicative of future performance.

Comparison of Cumulative Total Returns
Among First American Financial Corporation, Custom Peer Group (New & Prior), and S&P 400 MidCap Index
$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
$80
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
First American Financial Corp (FAF)
Custom Peer Group (New)
Custom Peer Group (Prior)
S&P 400 MidCap Index (MID)

Comparison of Cumulative Total Return

	First American Financial Corporation (FAF) (1)	Custom Peer Group (New) (1)(2)	Custom Peer Group (Prior) (1)(2)	S&P 400 Mid Cap Index (1)
December 31, 2020	$100	$100	$100	$100
December 31, 2021	$156	$129	$130	$125
December 31, 2022	$108	$131	$133	$108
December 31, 2023	$138	$145	$146	$126
December 31, 2024	$139	$181	$185	$142
December 31, 2025	$142	$203	$211	$154

(1)
As calculated by Bloomberg Financial Services including reinvestment of dividends.
(2)
The custom peer group consists of the following companies: American Financial Group, Inc.; Assurant, Inc.; Axis Capital Holdings Limited; Cincinnati Financial Corporation; CNA Financial Corporation; Everest Group, Ltd.; Fidelity National Financial, Inc.; Genworth Financial, Inc.; The Hanover Insurance Group, Inc.; Kemper Corporation; Mercury General Corporation; Old Republic International Corp.; Selective Insurance Group, Inc.; Stewart Information Services Corporation; and W.R. Berkley Corporation, each of which are in the insurance industry. In 2025, the compensation committee of the Company broadened the peer group by adding CNA Financial Corporation, Selective Insurance Group, Inc., and Stewart Information Services Corporation to provide a more comprehensive view of companies with similar financial profiles. The compensation committee utilizes the compensation practices of these companies as benchmarks in setting the compensation of its executive officers.

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

This Management’s Discussion and Analysis contains the financial measure adjusted debt to capitalization ratio that is not presented in accordance with generally accepted accounting principles (“GAAP”) as it excludes the effects of secured financings payable. The Company is presenting this non-GAAP financial measure because it provides the Company’s management and readers of this Annual Report on Form 10-K with additional insight into the financial leverage of the Company. The Company does not intend for this non-GAAP financial measure to be a substitute for any GAAP financial information. In this Annual Report on Form 10-K, this non-GAAP financial measure has been presented with, and reconciled to, the most directly comparable GAAP financial measure. Readers of this Annual Report on Form 10-K should use this non-GAAP financial measure only in conjunction with the comparable GAAP financial measure. Because not all companies use identical calculations, the presentation of adjusted debt to capitalization ratio may not be comparable to other similarly titled measures of other companies.

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

For recent policy years at early stages of development (generally the last four to five years), IBNR is generally estimated using a combination of expected loss rate and multiplicative loss development factor calculations. For more mature policy years, IBNR generally is estimated using multiplicative loss development factor calculations. The expected loss rate method estimates IBNR by applying an expected loss rate to total title insurance premiums and escrow fees and by adjusting for policy year maturity using estimated loss development patterns. Multiplicative loss development factor calculations estimate IBNR by applying factors derived from loss development patterns to losses realized to date. The expected loss rate and loss development patterns are based on historical experience and the relationship of the history to the applicable policy years.

The Company’s management uses the IBNR point estimate from the in-house actuary’s analysis and other relevant information concerning claims, including a range of IBNR reserve estimates, to determine what it considers to be the best estimate of the total amount required for the IBNR reserve.

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

Title insurance policies are long-duration contracts with the majority of the claims reported to the Company within the first few years following the issuance of the policy. Generally, 65% to 75% of claim amounts become known in the first six years of the policy life, and the majority of IBNR reserves relate to the six most recent policy years. Changes in expected ultimate losses and corresponding loss rates for recent policy years are considered likely and could result in a material adjustment to the IBNR reserves. Based on historical experience, management believes a 50 basis point change to the loss rates for recent policy years, positive or negative, is reasonably likely given the long duration nature of a title insurance policy. In uncertain economic times an even larger change is more likely. As examples, if the expected ultimate losses for each of the last six policy years increased or decreased by 50 basis points, the resulting impact on the Company’s IBNR reserve would be an increase or decrease, as the case may be, of $162.7 million, and if expected ultimate losses for those same years were to fluctuate by 100 basis points, the resulting impact would be $325.4 million. A material change in expected ultimate losses and corresponding loss rates for older policy years is also possible, particularly for policy years with loss ratios exceeding historical norms. The estimates made by management in determining the appropriate level of IBNR reserves could ultimately prove to be materially different from actual claims experience.

The Company provides for claims losses relating to its home warranty business based on the average cost per claim and historical loss experience as applied to the total of current claims incurred. The average cost per home warranty claim is calculated using the average of the most recent 12 months of claims experience adjusted for estimated future increases in costs.

A summary of the Company’s loss reserves is as follows:

	December 31,
	2025		2024
	(dollars in millions)
Known title claims	$54.6	4.7%	$55.3	4.6%
IBNR title claims	1,095.9	93.7%	1,109.4	93.0%
Total title claims	1,150.5	98.4%	1,164.7	97.6%
Non-title claims	19.1	1.6%	28.7	2.4%
Total loss reserves	$1,169.6	100.0%	$1,193.4	100.0%

Activity in the reserve for known title claims is summarized as follows:

	December 31,
	2025	2024	2023
	(in millions)
Balance at beginning of year	$55.3	$55.5	$62.1
Provision transferred from IBNR title claims related to:
Current year	31.2	38.6	24.6
Prior years	148.3	166.3	138.9
	179.5	204.9	163.5
Payments, net of recoveries, related to:
Current year	28.0	35.2	21.9
Prior years	153.1	168.8	147.6
	181.1	204.0	169.5
Other	0.9	(1.1)	(0.6)
Balance at end of year	$54.6	$55.3	$55.5

Activity in the reserve for IBNR title claims is summarized as follows:

	December 31,
	2025	2024	2023
	(in millions)
Balance at beginning of year	$1,109.4	$1,186.5	$1,207.2
Provision related to:
Current year	199.0	172.9	161.5
Prior years	(39.8)	(34.6)	(21.6)
	159.2	138.3	139.9
Provision transferred to known title claims related to:
Current year	31.2	38.6	24.6
Prior years	148.3	166.3	138.9
	179.5	204.9	163.5
Other	6.8	(10.5)	2.9
Balance at end of year	$1,095.9	$1,109.4	$1,186.5

The provisions for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, were 3.0% for the years ended December 31, 2025 and 2024 and 3.25% for the year ended December 31, 2023. The 3.0% loss provision rate in the current year reflects an ultimate loss rate of 3.75% for the current policy year and a reserve release of 0.75%, or $39.8 million, for prior policy years, all of which are based on title insurance premiums and escrow fees for the year ended December 31, 2025.

The provision in 2025 related to current year increased by $26.1 million, or 15.1%, from 2024 as a result of increases in title premiums and escrow fees in 2025 from 2024. The provision in 2024 related to current year increased by $11.4 million, or 7.1%, from 2023 as a result of increases in title premiums and escrow fees in 2024 from 2023.

For further discussion of title provision recorded in 2025, 2024 and 2023, see Results of Operations, page 38.

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

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2025, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

Impairment assessment for goodwill

The Company is required to perform an annual goodwill impairment assessment for each reporting unit for which goodwill has been allocated. The reporting units that have been allocated goodwill include title insurance and home warranty. The Company’s trust and other services and corporate reporting units have no allocated goodwill and are, therefore, not assessed for impairment. The Company has elected to perform this annual assessment in the fourth quarter of each fiscal year or sooner if circumstances indicate possible impairment. Based on accounting guidance, the Company has the option to perform a qualitative assessment to determine if the fair value is more likely than not (i.e., a likelihood of greater than 50%) less than the carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test, or may choose to forego a qualitative assessment and perform a quantitative impairment test. The qualitative factors considered in this assessment may include macroeconomic conditions, industry and market considerations, overall financial performance as well as other relevant events and circumstances as determined by the Company. The Company evaluates the weight of each factor to determine whether it is more likely than not that impairment may exist. If the results of a qualitative assessment indicate the more likely than not threshold was not met, the Company may choose not to perform a quantitative impairment test. If, however, the more likely than not threshold is met, the Company will perform a quantitative test as required and discussed below.

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

The Company performed qualitative assessments for both reporting units in 2025 and 2024. In 2023, the Company chose to perform a quantitative impairment test for its title insurance reporting unit and a qualitative assessment for its home warranty reporting unit. The results of the Company’s qualitative assessments in 2025 and 2024 for both reporting units and, in 2023, for the home warranty reporting unit, supported the conclusion that the reporting unit fair values were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary. Based on the results of the quantitative test in 2023, the Company determined that the fair value for the title insurance reporting unit exceeded its carrying amount and no additional analysis was required. As a result of the Company’s annual goodwill impairment assessments, the Company did not record any goodwill impairment losses for 2025, 2024 or 2023.

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

The Company recognizes the effect of income tax positions only if sustaining those positions is considered more likely than not. Changes in recognition or measurement of uncertain tax positions are reflected in the period in which a change in judgment occurs. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Pending Accounting Pronouncements

See Note 1 Basis of Presentation and Significant Accounting Policies to the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data of Part II of this report.

Results of Operations

Overview

	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
(dollars in millions)				$ Change	% Change	$ Change	% Change
Revenues by Segment
Title insurance and services	$6,977.7	$5,737.3	$5,724.8	$1,240.4	21.6	$12.5	0.2
Home warranty	442.9	425.7	417.2	17.2	4.0	8.5	2.0
Corporate and eliminations	31.6	(34.9)	(138.5)	66.5	190.5	103.6	74.8
	$7,452.2	$6,128.1	$6,003.5	$1,324.1	21.6	$124.6	2.1

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

The Company’s total revenues for 2025 were $7.5 billion, which reflected an increase of $1.3 billion, or 21.6%, when compared with $6.1 billion for 2024. This increase was primarily attributable to increases in direct premiums and escrow fees of $316.7 million, or 12.9%, agent premiums of $397.5 million, or 15.5%, and information and other revenue of $127.4 million, or 13.3%. The Company’s total revenues for 2025 also included $20.9 million of net investment gains compared to $401.6 million of net investment losses for the prior year. The increase in direct premiums and escrow fees attributable to the title insurance and services segment for 2025 totaled $299.2 million, or 14.6%, which included increases from domestic commercial and residential refinance transactions of $241.4 million, or 31.7%, and $39.7 million, or 42.1%, respectively, in 2025 when compared to 2024. Direct premiums and escrow fees from domestic residential purchase transactions decreased $21.5 million, or 2.2%, in 2025 when compared to 2024.

According to the Mortgage Bankers Association’s January 21, 2026 Mortgage Finance Forecast (the “MBA Forecast”), based on the total dollar value of the transactions, residential mortgage originations in the United States increased 21.6%, purchase originations increased 1.3% and refinance originations increased 99.4% in 2025, when compared to 2024. This volume of domestic residential mortgage origination activity contributed to an increase in direct premiums and escrow fees for the Company’s direct title operations of 42.1% from domestic residential refinance transactions and a decrease of 2.2% from domestic residential purchase transactions in 2025, when compared to 2024.

During 2025, the level of domestic title orders opened per day by the Company’s direct title operations increased 11.0% when compared to 2024. Also, during 2025, residential refinance opened orders per day and commercial opened orders per day increased by 47.1% and 9.5%, respectively, while residential purchase opened orders per day decreased 3.1% when compared to 2024.

Title Insurance and Services

	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
(dollars in millions)				$ Change	% Change	$ Change	% Change
Revenues
Direct premiums and escrow fees	$2,347.5	$2,048.3	$1,856.4	$299.2	14.6	$191.9	10.3
Agent premiums	2,959.4	2,561.9	2,449.3	397.5	15.5	112.6	4.6
Information and other	1,050.5	938.2	917.1	112.3	12.0	21.1	2.3
Net investment income	594.8	534.3	540.2	60.5	11.3	(5.9)	(1.1)
Net investment gains (losses)	25.5	(345.4)	(38.2)	370.9	107.4	(307.2)	NM1
	6,977.7	5,737.3	5,724.8	1,240.4	21.6	12.5	0.2
Expenses
Personnel costs	2,131.4	1,953.2	1,876.0	178.2	9.1	77.2	4.1
Premiums retained by agents	2,374.0	2,044.6	1,952.2	329.4	16.1	92.4	4.7
Other operating expenses	1,081.7	992.5	937.7	89.2	9.0	54.8	5.8
Provision for policy losses and other claims	159.2	138.3	139.9	20.9	15.1	(1.6)	(1.1)
Depreciation and amortization	210.8	202.2	183.6	8.6	4.3	18.6	10.1
Premium taxes	77.0	63.7	59.1	13.3	20.9	4.6	7.8
Interest	96.2	96.6	82.3	(0.4)	(0.4)	14.3	17.4
	6,130.3	5,491.1	5,230.8	639.2	11.6	260.3	5.0
Income before income taxes	$847.4	$246.2	$494.0	$601.2	244.2	$(247.8)	(50.2)
Pretax margin	12.1%	4.3%	8.6%	7.8%	181.4	(4.3)%	(50.0)

(1)
Not meaningful

Direct premiums and escrow fees increased $299.2 million, or 14.6%, in 2025 from 2024 and $191.9 million, or 10.3%, in 2024 from 2023. The increases in 2025 from 2024 and 2024 from 2023 were primarily due to increases in the number of domestic title orders closed and the domestic average revenues per order. The domestic average revenues per order closed were $3,961, $3,817 and $3,502 for 2025, 2024 and 2023, respectively. The 3.8% increase in average revenues per order closed in 2025 from 2024 was due to an increase in average revenues per order on commercial and purchase transactions, partially offset by a shift in the mix from higher premium commercial transactions to lower premium refinance and default transactions. The 9.0% increase in average revenues per order closed in 2024 from 2023 was primarily due to increases in average revenues per order on commercial and purchase transactions, partially offset by a shift in the mix from higher premium commercial transactions to lower premium refinance transactions. The Company’s direct title operations closed 531,900, 480,700 and 474,900 domestic title orders during 2025, 2024 and 2023, respectively. The 10.7% increase in orders closed in 2025 from 2024 and the 1.2% increase in orders closed in 2024 from 2023 were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast.

Agent premiums increased $397.5 million, or 15.5%, in 2025 from 2024 and $112.6 million, or 4.6%, in 2024 from 2023. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, full year agent premiums typically reflect mortgage origination activity from the fourth quarter of the prior year through the third quarter of the current year. The increase in agent premiums in 2025 from 2024 was generally consistent with the 17.0% increase in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2025 as compared with the twelve months ended September 30, 2024. The increase in agent premiums in 2024 from 2023 was generally consistent with the 2.6% decrease in the Company’s direct premiums and escrow fees in the twelve months ended September 30, 2024 as compared with the twelve months ended September 30, 2023.

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

Information and other revenues increased $112.3 million, or 12.0%, in 2025 from 2024 and $21.1 million, or 2.3%, in 2024 from 2023. The increase in information and other revenues in 2025 from 2024 was primarily attributable to an increase in refinance activity in the Company's Canadian operations, revenue growth in the Company's mortgage loan subservicing business and an increase in demand for the Company’s non-insured information products and services. The increase in information and other revenues in 2024 from 2023 was primarily attributable to increased volume in the Company's commercial and international businesses.

Net investment income increased $60.5 million, or 11.3%, in 2025 from 2024 and decreased $5.9 million, or 1.1%, in 2024 from 2023. The increase in 2025 from 2024 was primarily attributable to increases in interest income from the Company’s investment portfolio, partially offset by lower interest income from operating cash due to lower balances and the impact of lower short-term interest rates. The decrease in 2024 from 2023 was primarily attributable to declines in the Company’s escrow and tax-deferred property exchange balances, partially offset by an increase in interest income from the Company’s warehouse lending business and investment portfolio.

Net investment gains of $25.5 million in 2025 were primarily attributable to changes in the fair values of marketable equity securities and an unrealized gain on a non-marketable equity investment within the Company’s venture investment portfolio, partially offset by impairments on capitalized internal-use software and losses recognized on sales of debt securities. Net investment gains/losses totaled losses of $345.4 million in 2024 and were primarily attributable to losses realized from the Company’s investment portfolio rebalancing project and asset impairments, partially offset by an increase in the fair values of marketable equity securities. Net investment losses of $38.2 million in 2023 were primarily attributable to losses recognized on sales of debt securities, partially offset by changes in the fair values of marketable equity securities.

Direct operations in the title insurance and services segment are labor intensive; accordingly, a major expense component is personnel costs. Labor costs are driven by two primary considerations: the need to optimize staffing levels to match the level of corresponding or anticipated new orders and the need to provide quality service. The Company continues to closely monitor order volumes and related staffing levels and adjusts staffing levels as considered necessary. The Company’s direct title operations opened 714,500, 646,400 and 648,900 domestic title orders in 2025, 2024 and 2023, respectively, representing an increase of 10.5% in 2025 from 2024 and a decrease of 0.4% in 2024 from 2023.

Personnel costs increased $178.2 million, or 9.1%, in 2025 from 2024 and $77.2 million, or 4.1%, in 2024 from 2023. The increase in personnel costs in 2025 from 2024 was primarily attributable to higher incentive compensation expense due to higher revenue and profitability and higher salaries, employee benefits, payroll taxes and share-based compensation expenses. The increase in personnel costs in 2024 from 2023 was primarily attributable to higher salaries and incentive compensation expense due to higher revenue and profitability, employee benefits and payroll tax expense. Personnel costs also included severance expenses of $11.7 million, $8.3 million, and $12.6 million for 2025, 2024, and 2023, respectively.

A summary of premiums retained by agents and agent premiums is as follows:

(dollars in millions)	2025	2024	2023
Premiums retained by agents	$2,374.0	$2,044.6	$1,952.2
Agent premiums	$2,959.4	$2,561.9	$2,449.3
% retained by agents	80.2%	79.8%	79.7%

The premium split between underwriter and agents is in accordance with the respective agency contracts and can vary from region to region due to divergences in real estate closing practices and state regulations. As a result, the percentage of title premiums retained by agents can vary due to the geographic mix of revenues from agency operations. The changes in the percentage of title premiums retained by agents in 2025 from 2024 and in 2024 from 2023 were primarily due to changes in the geographic mix of agency revenues.

Other operating expenses increased $89.2 million, or 9.0%, in 2025 from 2024 and $54.8 million, or 5.8%, in 2024 from 2023. The increase in 2025 from 2024 was primarily attributable to higher production expenses on higher volumes and increases in software and travel expenses. The increase was partially offset by credits related to a reserve release in our Canadian operations and the release of an acquisition-related incentive obligation in 2025. The increase in 2024 from 2023 was primarily attributable to higher production expense on higher volumes and increases in software and legal expenses, and lower bank credits.

The provisions for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, were 3.0% for 2025 and 2024 and 3.25% for 2023.

The 3.0% loss provision rate in the current year reflects an ultimate loss rate of 3.75% for the current policy year and a reserve release of 0.75%, or $39.8 million, for prior policy years, all of which are based on title insurance premiums and escrow fees for 2025.

As of December 31, 2025, the IBNR claims reserve for the title insurance and services segment was $1.1 billion, which reflected management’s best estimate. The Company’s internal actuary determined a range of reasonable estimates of $948.0 million to $1.3 billion. The range limits are $147.9 million below and $185.5 million above management’s best estimate, respectively, and represent an estimate of the range of variation among reasonable estimates of the IBNR reserve. Actuarial estimates are sensitive to assumptions used in models, as well as the structures of the models themselves, and to changes in claims payment and incurral patterns, which can vary materially due to economic conditions, among other factors.

The 2024 loss provision rate of 3.0% reflected an ultimate loss rate of 3.75% for the 2024 policy year and a reserve release of 0.75%, or $34.6 million, for prior policy years, all of which are based on title insurance premiums and escrow fees for 2024. The 2023 loss provision rate of 3.25% reflected an ultimate loss rate of 3.75% for the 2023 policy year and a reserve release of 0.5%, or $21.6 million, for prior policy years, all of which are based on title insurance premiums and escrow fees for 2023.

Depreciation and amortization expense increased $8.6 million, or 4.3%, in 2025 from 2024 and $18.6 million, or 10.1%, in 2024 from 2023. The increases in depreciation and amortization expense in 2025 from 2024 and in 2024 from 2023 were primarily attributable to higher amortization of capitalized internal-use software from recently deployed digital settlement products, partially offset by lower amortization of purchase-related intangible assets.

Insurers generally are not subject to state income or franchise taxes. However, in lieu thereof, a premium tax is imposed on certain operating revenues, as defined by statute. Tax rates and bases vary from state to state; accordingly, the total premium tax burden is dependent upon the geographical mix of operating revenues. The Company’s noninsurance subsidiaries are subject to state income tax and do not pay premium tax. Accordingly, the Company’s total tax burden at the state level for the title insurance and services segment is composed of a combination of premium taxes and state income taxes. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.5% for 2025 and 1.4% for 2024 and 2023.

Interest expense decreased $0.4 million, or 0.4%, in 2025 from 2024 and increased $14.3 million, or 17.4%, in 2024 from 2023. The decrease in 2025 from 2024 was primarily attributable to lower interest expense in the Company’s warehouse lending business due to a decline in interest rates. The increase in 2024 from 2023 was primarily attributable to higher interest expense in the Company’s warehouse lending business.

Pretax margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to the relatively high proportion of fixed costs in the title insurance business, pretax margins generally improve as closed order volumes increase. Pretax margins for the segment are also impacted by (1) net investment income and net investment gains or losses, which may not move in the same direction as closed order volumes, (2) the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity and (3) the percentage of title insurance premiums generated by agency operations as margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The title insurance and services segment recorded pretax margins of 12.1%, 4.3% and 8.6% for 2025, 2024 and 2023, respectively.

Home Warranty

	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
(dollars in millions)				$ Change	% Change	$ Change	% Change
Revenues
Direct premiums	$415.2	$397.8	$395.6	$17.4	4.4	$2.2	0.6
Information and other	23.0	22.5	21.7	0.5	2.2	0.8	3.7
Net investment income	5.0	4.0	5.9	1.0	25.0	(1.9)	(32.2)
Net investment (losses) gains	(0.3)	1.4	(6.0)	(1.7)	(121.4)	7.4	123.3
	442.9	425.7	417.2	17.2	4.0	8.5	2.0
Expenses
Personnel costs	84.1	81.2	77.8	2.9	3.6	3.4	4.4
Other operating expenses	90.4	86.0	82.8	4.4	5.1	3.2	3.9
Provision for policy losses and other claims	171.9	184.4	193.1	(12.5)	(6.8)	(8.7)	(4.5)
Depreciation and amortization	5.3	5.1	4.8	0.2	3.9	0.3	6.3
Premium taxes	4.7	4.6	4.4	0.1	2.2	0.2	4.5
	356.4	361.3	362.9	(4.9)	(1.4)	(1.6)	(0.4)
Income before income taxes	$86.5	$64.4	$54.3	$22.1	34.3	$10.1	18.6
Pretax margin	19.5%	15.1%	13.0%	4.4%	29.1	2.1%	16.2

Direct premiums increased $17.4 million, or 4.4%, in 2025 from 2024 and $2.2 million, or 0.6% in 2024 from 2023. The increases in direct premiums in 2025 from 2024 and 2024 from 2023 were primarily attributable to increases in the average price per policy.

Personnel costs and other operating expenses increased $7.3 million, or 4.4%, in 2025 from 2024 and $6.6 million, or 4.1%, in 2024 from 2023. The increase in 2025 from 2024 was primarily attributable to higher marketing, salaries and incentive compensation expenses, partially offset by lower deferred policy acquisition expense. The increase in 2024 from 2023 was primarily attributable to higher advertising, postage, salary and employee benefits expense, partially offset by lower sales tax, technology and deferred policy acquisition expense.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 41.4% in 2025, 46.4% in 2024 and 48.8% in 2023. The decrease in the claims rate in 2025 from 2024 was primarily attributable to lower claims frequency. The decrease in the claims rate in 2024 from 2023 was primarily attributable to lower severity, partially offset by higher frequency.

A large portion of the revenues for the home warranty segment are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of the provision for losses, the majority of the expenses for this segment are variable in nature and, therefore, generally fluctuate with revenue. Accordingly, pretax margins (before provision for losses) are relatively constant, although, as a result of some fixed expenses, profit margins (before provision for losses) should nominally improve as premium revenues increase. Pretax margins are also impacted by net investment income and net investment gains or losses, which may not move in the same direction as premium revenues. The home warranty segment recorded pretax margins of 19.5%, 15.1% and 13.0% for 2025, 2024 and 2023, respectively.

Corporate

	2025	2024	2023	2025 vs. 2024		2024 vs. 2023
(dollars in millions)				$ Change	% Change	$ Change	% Change
Revenues
Information and other	$14.8	$—	$—	$14.8	—	$—	—
Net investment income	21.2	24.1	25.1	(2.9)	(12.0)	(1.0)	(4.0)
Net investment losses	(4.3)	(57.5)	(162.3)	53.2	92.5	104.8	64.6
	31.7	(33.4)	(137.2)	65.1	194.9	103.8	75.7
Expenses
Personnel costs	44.4	24.9	35.3	19.5	78.3	(10.4)	(29.5)
Other operating expenses	38.5	35.2	46.5	3.3	9.4	(11.3)	(24.3)
Provision for policy losses and other claims	(4.4)	(2.7)	3.3	(1.7)	(63.0)	(6.0)	(181.8)
Depreciation and amortization	0.1	0.1	0.1	—	—	—	—
Interest	60.8	54.3	51.4	6.5	12.0	2.9	5.6
	139.4	111.8	136.6	27.6	24.7	(24.8)	(18.2)
Loss before income taxes	$(107.7)	$(145.2)	$(273.8)	$37.5	25.8	$128.6	47.0

Information and other revenues of $14.8 million in 2025 were attributable to an insurance recovery.

Net investment losses totaling $4.3 million, $57.5 million and $162.3 million for 2025, 2024, and 2023, respectively, primarily resulted from unrealized losses and impairment charges on non-marketable equity investments within the Company’s venture investment portfolio and included unrealized losses and gains resulting from fluctuations in the fair value of the Company’s investment in Offerpad Solutions Inc.

Personnel costs and other operating expenses totaled $82.9 million, $60.1 million and $81.8 million in 2025, 2024 and 2023, respectively. The increase in 2025 when compared to 2024 was primarily attributable to higher severance and share-based compensation expenses, fluctuations in returns on participant investments within the Company’s deferred compensation plan and the lack of a reinsurance credit received in 2024. The decrease in 2024 when compared to 2023 was primarily attributable to fluctuations in returns on participant investments within the Company’s deferred compensation plan, receipt of a reinsurance credit in 2024 and lower legal and incentive compensation expenses, which were recorded in 2023 related to the cybersecurity event.

Interest expense increased $6.5 million, or 12.0%, in 2025 from 2024 and $2.9 million, or 5.6%, in 2024 from 2023. The increases in 2025 from 2024 and 2024 from 2023 were primarily due to the issuance of $450 million 5.45% senior unsecured notes in September 2024, partially offset by the repayment of the Company's $300 million 4.60% senior unsecured notes, upon maturity, in November 2024.

Eliminations

The Company’s inter-segment eliminations were not material for 2025, 2024 and 2023.

Income Taxes

The Company's actual income tax expense differs from the expense computed by applying the federal income tax rate of 21% for 2025, 2024 and 2023. A reconciliation of these differences is summarized as follows:

	Year ended December 31,
	2025		2024		2023
	(dollars in millions)
Taxes calculated at federal rate	$173.5	21.0%	$34.7	21.0%	$57.6	21.0%
State taxes, net of federal benefit	23.0	2.8	(8.3)	(5.0)	(6.4)	(2.3)
Foreign tax effects	3.2	0.4	5.3	3.1	6.9	2.5
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—	—	—
Effect of cross-border tax laws	7.3	0.8	1.0	0.7	3.9	1.3
Tax credits	(10.2)	(1.3)	(14.6)	(8.8)	(17.3)	(6.3)
Valuation allowance	1.3	0.2	11.4	6.9	7.7	2.8
Changes in unrecognized tax benefits	3.6	0.4	6.8	4.1	10.7	3.9
Other items, net	(0.7)	—	(3.5)	(2.2)	(4.2)	(1.4)
	$201.0	24.3%	$32.8	19.8%	$58.9	21.5%

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 24.3% for 2025, 19.8% for 2024 and 21.5% for 2023. The differences in the year over year effective tax rates are typically due to changes in state and foreign income taxes resulting from fluctuations in the Company’s noninsurance and foreign subsidiaries’ contributions to pretax income and permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes. In addition, the effective tax rates reflect tax credits claimed in current and prior years. The effective income tax rates for 2024 and 2023 also reflect the impact on pretax earnings from impairment losses on the Company’s venture investment portfolio and adjustments to the valuation allowance resulting from losses on certain equity investments and, for 2024, realized losses from sales of debt securities in an unrealized loss position in connection with the Company’s portfolio rebalancing project. See Note 14 Incomes Taxes to the consolidated financial statements for a detailed reconciliation.

Net Income and Net Income Attributable to the Company

Net income and per share information are summarized as follows:

	Year ended December 31,
	2025	2024	2023
	(in millions, except per share amounts)
Net income attributable to the Company	$621.8	$131.1	$216.8
Net income per share attributable to the Company’s stockholders:
Basic	$6.02	$1.26	$2.08
Diluted	$6.00	$1.26	$2.07
Weighted-average common shares outstanding:
Basic	103.3	103.9	104.3
Diluted	103.7	104.3	104.6

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

Cash provided by operating activities totaled $950.8 million, $897.5 million and $354.3 million for 2025, 2024 and 2023, respectively, after claim payments, net of recoveries, of $358.4 million, $397.8 million and $381.8 million, respectively. The principal nonoperating uses of cash and cash equivalents for 2025, 2024 and 2023 were advances and repayments under secured financing agreements, purchases of debt and equity securities, dividends to common stockholders, capital expenditures and repurchases of company common shares. Principal nonoperating uses of cash and cash equivalents also included decreases in deposits at the Company’s banking operations for 2024 and repayments of senior unsecured notes for 2024 and 2023. The most significant nonoperating sources of cash and cash equivalents for 2025, 2024 and 2023 were borrowings and collections under secured financing agreements, and proceeds from the sales and maturities of debt and equity securities. Principal nonoperating sources of cash and cash equivalents also included increases in deposits at the Company’s banking operations for 2025 and 2023 and proceeds from issuance of unsecured senior notes in 2024. The net effect of all activities on total cash and cash equivalents were decreases of $330.8 million and $1.9 billion for 2025 and 2024, respectively, and an increase of $2.4 billion for 2023.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In September 2025, the quarterly cash dividend was increased to 55 cents per common share, representing a 2% increase. The dividend increase was effective beginning with the September 2025 dividend. In January 2026, the Company's board of directors approved a first quarter cash dividend of 55 cents per common share. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

In July 2025, the Company’s board of directors approved a new share repurchase plan which authorizes the repurchase of up to $300 million of the Company’s common stock and terminated its prior share repurchase plan. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During 2025, the Company repurchased and retired 2.1 million shares of its common stock for a total purchase price of $122.3 million and, as of December 31, 2025, the Company has repurchased and retired 6.8 million shares of its common stock under the previous authorization for a total purchase price of $377.0 million.

Holding company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of December 31, 2025, under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for 2026, without prior approval from applicable regulators, was dividends of $382.0 million and loans and advances of $113.6 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of December 31, 2025, the holding company’s sources of liquidity included $338.9 million of cash and cash equivalents and $900.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing. The Company maintains a senior unsecured credit agreement with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, and the lenders party thereto that provides for a $900.0 million revolving credit facility. The credit agreement includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $450.0 million. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds from borrowings made from time to time under the credit agreement may be used for general corporate purposes. Unless terminated earlier, the credit agreement will terminate on May 17, 2028. At December 31, 2025, the Company had no outstanding borrowings under the facility.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2025, the Company was in compliance with the financial covenants under the credit agreement.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements. The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•
FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions. At December 31, 2025, outstanding borrowings under these facilities totaled $906.5 million.
•
First American Trust, FSB (“FA Trust”), a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and maintains access to the Federal Reserve's Discount Window. At December 31, 2025, no amounts were outstanding under any of these facilities.

•
First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At December 31, 2025, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 30.7% and 30.8% at December 31, 2025 and 2024, respectively. The Company’s adjusted debt to capitalization ratios, excluding secured financings payable of $906.5 million and $643.8 million at December 31, 2025 and 2024, were 21.9% and 23.9%, respectively.

Investment portfolio. The Company maintains a high quality, liquid portfolio of debt and marketable equity securities that is primarily held at its insurance and banking subsidiaries. As of December 31, 2025, 95% of the Company’s investment portfolio consisted of debt securities, of which 72% were either United States government-backed or rated AAA/Aaa and 99% were either rated or classified as investment grade or better. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s debt securities portfolio at December 31, 2025, see Note 3 Debt Securities to the consolidated financial statements.

In addition to its debt and marketable equity securities portfolio, the Company maintains investments in non-marketable equity securities and securities accounted for under the equity method. For further information on the Company’s equity securities, see Note 4 Equity Securities to the consolidated financial statements.

Capital expenditures. Capital expenditures, which are primarily related to software development costs and purchases of property and equipment and software licenses, totaled $192.4 million, $235.2 million and $278.7 million for 2025, 2024 and 2023, respectively.

Off-balance sheet arrangements. The Company administers escrow deposits as a service to customers in its direct title operations. Escrow deposits totaled $9.3 billion and $8.9 billion at December 31, 2025 and 2024, respectively, of which $3.7 billion and $4.0 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Escrow deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

Trust assets administered by FA Trust totaled $5.6 billion and $4.8 billion at December 31, 2025 and 2024, respectively, of which $173.9 million and $169.4 million, respectively, were held at FA Trust. The remaining trust assets were held at third-party financial institutions. Trust assets administered by FA Trust and held at third-party institutions are fiduciary client assets. As such, these trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. The Company could be held contingently liable if FA Trust were to breach any of its fiduciary duties.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.7 billion and $2.3 billion at December 31, 2025 and 2024, respectively. In 2025, FA Trust began administering like-kind exchange funds and, at December 31, 2025, held $93.6 million of such deposits. The like-kind exchange deposits held at third-party financial institutions are not included in the accompanying consolidated balance sheets as the proceeds and property are not considered assets of the Company due to the structure utilized to facilitate these transactions. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $1.6 billion and $901.0 million at December 31, 2025 and 2024, respectively, of which

$1.0 billion and $606.5 million, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense. In 2025, the Company agreed to provide a secured interest in certain debt securities with a fair value of $54.9 million as collateral to be maintained on deposit in connection with a new mortgage loan subservicing agreement.

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

The Company’s exposure to interest rate changes primarily results from the Company’s significant portfolio of debt securities, which includes a high proportion of fixed-income securities, and from its financing activities. In general, the fair value of a fixed-income security increases or decreases inversely with a change in market interest rates. The Company also considers its investments in preferred stock to be exposed to interest rate risk. The fair values of the Company’s debt securities portfolio at December 31, 2025 and 2024 were $8.5 billion and $7.3 billion, respectively. One means of assessing the exposure of the Company’s debt securities portfolio to interest rate changes is a duration-based analysis that measures the potential changes in fair value resulting from a hypothetical parallel and instantaneous shift in interest rates across all maturities. Under this model, with all other factors held constant, the Company estimates that increases in interest rates of 100 and 200 basis points could cause the fair value of its debt securities portfolio (including investments in preferred stock) at December 31, 2025 to decrease by approximately $418.3 million, or 4.9%, and $834.1 million, or 9.8%, respectively, and at December 31, 2024 to decrease by approximately $387.2 million, or 5.3%, and $752.9 million, or 10.3%, respectively.

With respect to adjustable-rate debt, the Company is primarily exposed to the effects of changes in prevailing interest rates through its variable-rate credit facility and its interest bearing escrow deposit liabilities. As of December 31, 2025 and 2024, the Company had no outstanding borrowings under its credit facility. Assuming the full utilization of available funds under the facility of $900.0 million at December 31, 2025 and 2024, respectively, and assuming that the borrowings were outstanding for the entire year, increases of 50 and 100 basis points in the prevailing interest rate on the Company’s credit facility would result in increases in interest expense of $4.5 million and $9.0 million, respectively, for 2025 and 2024.

The Company’s interest bearing deposit liabilities totaled $3.0 billion and $2.6 billion at December 31, 2025 and 2024, respectively. These variable-rate customer savings accounts are subject to market rate fluctuations. The weighted-average interest rates were 1.84% and 1.89% for 2025 and 2024, respectively. Assuming increases in interest rates of 25 and 50 basis points and that the deposit amounts at December 31, 2025 and 2024 were held constant for the entire year, interest expense for 2025 would be higher by $7.5 million and $15.0 million, respectively, and 2024 would be higher by $6.5 million and $13.0 million, respectively.

Equity Price Risk

The Company is also subject to equity price risk related to its marketable equity securities portfolio. The fair value of the Company’s marketable equity securities portfolio (excluding preferred stock of $9.9 million and $12.1 million) was $467.7 million and $374.7 million as of December 31, 2025 and 2024, respectively. Assuming broad-based declines in equity market prices of 10% and 20%, with all other factors held constant, the fair value of the Company’s marketable equity securities portfolio at December 31, 2025 could decrease by $46.8 million and $93.5 million, respectively, and at December 31, 2024 could decrease by $37.5 million and $74.9 million, respectively.

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

The Company’s debt securities portfolio maintains an average credit quality rating of AA. For further information on the credit quality of the Company’s debt securities portfolio at December 31, 2025, see Note 3 Debt Securities to the consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First American Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First American Financial Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of the Incurred But Not Reported Loss Reserve - Title Claims

As described in Notes 1 and 11 to the consolidated financial statements, as of December 31, 2025, approximately $1.096 billion of the Company’s reserve for known and incurred but not reported claims represented the incurred but not reported (“IBNR”) loss reserve balance for the title insurance and services segment. Management provides for title insurance losses through a charge to expense when the related premium revenue is recognized. The amount charged to expense is generally determined by applying a loss provision rate to total title insurance premiums and escrow fees. Management estimates the loss provision rate at the beginning of each year and reassesses the rate quarterly, which involves an evaluation of the results of an in-house actuarial review.

The Company’s in-house actuary performs a reserve analysis utilizing generally accepted actuarial methods that incorporate cumulative historical claims experience and loss development factors. For recent policy years at early stages of development (generally the last four to five years), IBNR is generally estimated using a combination of expected loss rate and multiplicative loss development factor calculations. For more mature policy years, IBNR generally is estimated using multiplicative loss development factor calculations. Current economic and business trends are also contemplated as part of the reserve analysis. These include conditions in the real estate and mortgage markets, changes in residential and commercial real estate values, and changes in the levels of defaults and foreclosures that may affect claims levels and patterns of emergence, as well as any company-specific factors that may be relevant to past and future claims experience.

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

February 17, 2026

We have served as the Company’s auditor since 2009.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in millions, except for par values)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$1,387.3	$1,718.1
Accounts and accrued income receivable, less allowances for credit losses of $23.9 and $21.5	432.6	374.8
Income taxes receivable	65.0	61.3
Investments:
Deposits with banks	78.5	85.4
Debt securities (amortized cost of $8,656.7 and $7,730.9; pledged of $170.3 and $92.4)	8,466.7	7,265.9
Equity securities	849.1	691.3
	9,394.3	8,042.6
Secured financings receivable	986.1	690.0
Property and equipment, net	682.3	745.1
Operating lease assets	205.7	214.7
Title plants and other indexes	686.7	673.9
Deferred income taxes	9.4	43.8
Goodwill	1,819.3	1,804.3
Other intangible assets, net	100.0	125.2
Other assets	460.1	414.8
	$16,228.8	$14,908.6
LIABILITIES AND EQUITY
Deposits	$5,292.7	$5,048.1
Accounts payable and accrued liabilities:
Accounts payable	47.7	66.7
Personnel costs	317.6	278.1
Pension costs and other retirement plans	444.5	425.2
Other	192.9	173.3
	1,002.7	943.3
Deferred revenue	214.0	210.4
Reserve for known and incurred but not reported claims	1,169.6	1,193.4
Income taxes payable	42.7	27.0
Deferred income taxes	312.7	139.1
Operating lease liabilities	218.2	229.9
Secured financings payable	906.5	643.8
Notes and contracts payable	1,545.4	1,546.6
	10,704.5	9,981.6
Commitments and contingencies (Note 21)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares;
Outstanding—102.0 shares and 103.0 shares	—	—
Additional paid-in capital	1,744.4	1,787.6
Retained earnings	4,011.8	3,617.3
Accumulated other comprehensive loss	(256.7)	(496.4)
Total stockholders’ equity	5,499.5	4,908.5
Noncontrolling interests	24.8	18.5
Total equity	5,524.3	4,927.0
	$16,228.8	$14,908.6

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF INCOME

(in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Direct premiums and escrow fees	$2,762.7	$2,446.0	$2,252.1
Agent premiums	2,959.4	2,561.9	2,449.3
Information and other	1,088.2	960.8	938.5
Net investment income	621.0	561.0	570.0
Net investment gains (losses) (realized of $(11.4), $(335.1), $(80.9))	20.9	(401.6)	(206.4)
	7,452.2	6,128.1	6,003.5
Expenses:
Personnel costs	2,260.0	2,059.4	1,989.1
Premiums retained by agents	2,374.0	2,044.6	1,952.2
Other operating expenses	1,210.6	1,113.4	1,067.0
Provision for policy losses and other claims	326.6	320.0	336.3
Depreciation and amortization	216.2	207.4	188.5
Premium taxes	81.6	68.3	63.5
Interest	157.0	149.6	132.5
	6,626.0	5,962.7	5,729.1
Income before income taxes	826.2	165.4	274.4
Income taxes	201.0	32.8	58.9
Net income	625.2	132.6	215.5
Less: Net income (loss) attributable to noncontrolling interests	3.4	1.5	(1.3)
Net income attributable to the Company	$621.8	$131.1	$216.8
Net income per share attributable to the Company’s stockholders:
Basic	$6.02	$1.26	$2.08
Diluted	$6.00	$1.26	$2.07
Cash dividends per share	$2.18	$2.14	$2.10
Weighted-average common shares outstanding:
Basic	103.3	103.9	104.3
Diluted	103.7	104.3	104.6

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$625.2	$132.6	$215.5
Other comprehensive income (loss), net of tax:
Change in unrealized losses on debt securities	206.1	199.9	198.0
Change in foreign currency translation adjustment	34.7	(46.1)	17.2
Change in pension benefit adjustment	(1.1)	5.6	(2.1)
Total other comprehensive income, net of tax	239.7	159.4	213.1
Comprehensive income	864.9	292.0	428.6
Less: Comprehensive income (loss) attributable to noncontrolling interests	3.4	1.5	(1.3)
Comprehensive income attributable to the Company	$861.5	$290.5	$429.9

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF EQUITY

(in millions)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2022	103.2	$—	$1,812.4	$3,714.3	$(868.9)	$4,657.8	$23.4	$4,681.2
Net income (loss)	—	—	—	216.8	—	216.8	(1.3)	215.5
Dividends on common shares	—	—	—	(216.6)	—	(216.6)	—	(216.6)
Repurchases of Company shares	(1.3)	—	(72.8)	—	—	(72.8)	—	(72.8)
Shares issued in connection with share-based compensation	1.2	—	4.3	(3.9)	—	0.4	—	0.4
Share-based compensation	—	—	49.1	—	—	49.1	—	49.1
Net activity related to noncontrolling interests	—	—	0.3	—	—	0.3	(7.4)	(7.1)
Other comprehensive income	—	—	—	—	213.1	213.1	—	213.1
Balance at December 31, 2023	103.1	—	1,793.3	3,710.6	(655.8)	4,848.1	14.7	4,862.8
Net income	—	—	—	131.1	—	131.1	1.5	132.6
Dividends on common shares	—	—	—	(220.7)	—	(220.7)	—	(220.7)
Repurchases of Company shares	(1.2)	—	(68.5)	—	—	(68.5)	—	(68.5)
Shares issued in connection with share-based compensation	1.1	—	10.6	(3.7)	—	6.9	—	6.9
Share-based compensation	—	—	52.0	—	—	52.0	—	52.0
Net activity related to noncontrolling interests	—	—	0.2	—	—	0.2	2.3	2.5
Other comprehensive income	—	—	—	—	159.4	159.4	—	159.4
Balance at December 31, 2024	103.0	—	1,787.6	3,617.3	(496.4)	4,908.5	18.5	4,927.0
Net income	—	—	—	621.8	—	621.8	3.4	625.2
Dividends on common shares	—	—	—	(223.0)	—	(223.0)	—	(223.0)
Repurchases of Company shares	(2.1)	—	(122.9)	—	—	(122.9)	—	(122.9)
Shares issued in connection with share-based compensation	1.1	—	11.3	(4.3)	—	7.0	—	7.0
Share-based compensation	—	—	68.4	—	—	68.4	—	68.4
Net activity related to noncontrolling interests	—	—	—	—	—	—	2.9	2.9
Other comprehensive income	—	—	—	—	239.7	239.7	—	239.7
Balance at December 31, 2025	102.0	$—	$1,744.4	$4,011.8	$(256.7)	$5,499.5	$24.8	$5,524.3

See Notes to Consolidated Financial Statements

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$625.2	$132.6	$215.5
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	326.6	320.0	336.3
Depreciation and amortization	216.2	207.4	188.5
Amortization of premiums and accretion of discounts on debt securities, net	(45.2)	(3.0)	8.6
Net investment losses	(20.9)	401.6	206.4
Share-based compensation	68.4	52.0	49.1
Equity in earnings of affiliates, net	(7.2)	(7.4)	(5.4)
Dividends from equity method investments	9.9	6.4	6.5
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(358.4)	(397.8)	(381.8)
Net change in income tax accounts	149.6	35.2	(60.8)
(Increase) decrease in accounts and accrued income receivable	(57.4)	126.2	(159.1)
Increase (decrease) in accounts payable and accrued liabilities	74.8	45.9	(51.9)
Increase (decrease) in deferred revenue	3.3	13.7	(0.1)
Other, net	(34.1)	(35.3)	2.5
Cash provided by operating activities	950.8	897.5	354.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions/dispositions, net of cash acquired/divested	(2.5)	(16.4)	(24.7)
Net decrease (increase) in deposits with banks	9.5	(35.0)	7.9
Purchases of debt securities	(2,857.9)	(6,298.8)	(1,287.8)
Proceeds from sales of debt securities	1,263.3	5,462.9	1,676.9
Proceeds from maturities of debt securities	688.4	675.5	812.3
Purchases of equity securities	(115.2)	(44.7)	(170.7)
Proceeds from sales of equity securities	50.8	69.1	71.0
Net change in other investments	(11.3)	(7.6)	(11.6)
Advances under secured financing agreements	(45,342.1)	(29,164.2)	(13,309.9)
Collections of secured financings receivable	45,046.0	29,114.2	13,097.2
Capital expenditures	(188.3)	(218.3)	(263.4)
Proceeds from sales of property and equipment	0.6	0.6	0.1
Proceeds from insurance settlement	2.8	4.0	2.2
Cash (used for) provided by investing activities	(1,455.9)	(458.7)	599.5
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	244.6	(2,259.9)	1,788.3
Borrowings under secured financing agreements	44,061.6	28,408.3	13,383.7
Repayments of secured financings payable	(43,799.8)	(28,317.8)	(13,196.7)
Net proceeds from issuance of unsecured senior notes	—	444.0	—
Repayment of senior unsecured notes	—	(300.0)	(250.0)
Repayments of other notes and contracts payable	(3.7)	(4.2)	(6.2)
Net activity related to noncontrolling interests	(3.2)	2.5	(7.1)
Net proceeds in connection with share-based compensation	7.0	6.9	0.4
Repurchases of Company shares	(122.3)	(68.5)	(72.7)
Payments of cash dividends	(223.0)	(220.7)	(216.6)
Cash provided by (used for) financing activities	161.2	(2,309.4)	1,423.1
Effect of exchange rate changes on cash	13.1	(16.6)	4.9
Net (decrease) increase in cash and cash equivalents	(330.8)	(1,887.2)	2,381.8
Cash and cash equivalents—Beginning of year	1,718.1	3,605.3	1,223.5
Cash and cash equivalents—End of year	$1,387.3	$1,718.1	$3,605.3
SUPPLEMENTAL INFORMATION:
Cash paid (received) during the year for:
Interest	$151.9	$150.6	$124.2
Premium taxes	$73.7	$57.3	$84.2
Income taxes	$67.1	$22.1	$121.0
Income tax refunds	$(15.6)	$(23.6)	$(1.0)

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

The Company has certain investments in nonconsolidated variable interest entities that are primarily limited partnerships, which are accounted for using the equity method of accounting. As of December 31, 2025 and 2024, the carrying values of these investments were $66.4 million and $65.7 million, respectively, and are included in equity securities on the Company’s consolidated balance sheets. At December 31, 2025, the Company’s maximum exposure to loss related to these investments, including any future funding commitments, was $81.8 million.

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

The Company does not consider this adjustment to be material, individually or in the aggregate, to any previously issued consolidated financial statements.

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

The Company’s policy is to present accrued interest receivable on financial assets within accounts and accrued income receivable on the balance sheet. Accrued interest receivable at December 31, 2025 and 2024 totaled $13.7 million and $14.0 million, respectively. The Company has elected to not measure an allowance for credit losses for accrued interest receivable and maintains a policy that all receivables ninety days past due are written off to credit loss expense. Accounts are placed on non-accrual status, and accrual of interest is discontinued, when management determines that collectibility of contractual amounts is not reasonably assured. Payments of interest for accounts in non-accrual status are applied under the cost recovery method.

Deposits with banks

Deposits with banks are short-term investments with initial maturities of generally more than 90 days and included restricted cash and cash equivalents of $9.9 million and $20.7 million at December 31, 2025 and 2024, respectively.

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

Interest income, as well as the related amortization of premium and accretion of discount, on debt securities are recognized under the effective yield method and are included in the accompanying consolidated statements of income in net investment income. Interest income for agency mortgage-backed securities is determined considering estimated pay-downs, including prepayments, obtained from third-party data sources. Effective yields are recalculated monthly on a retrospective basis based on actual payments received and updated prepayment expectations, and the amortized cost is adjusted to the amount that would have existed had the new effective yield been applied since acquisition with a corresponding charge or credit to net investment income.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company intends to sell a debt security in an unrealized loss position or determines that it is more likely than not that the Company will be required to sell a debt security before it recovers its amortized cost basis, the debt security is impaired and it is written down to fair value with all losses recognized in earnings. As of December 31, 2025, the Company did not intend to sell any debt securities in an unrealized loss position and it is not more likely than not that the Company will be required to sell any debt securities before recovery of their amortized cost basis.

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

The Company’s policy is to present accrued interest receivable on debt securities within accounts and accrued income receivable on the balance sheet. Accrued interest receivable on debt securities at December 31, 2025 and 2024 totaled $46.5 million and $38.8 million, respectively. The Company has elected to not measure an allowance for accrued interest receivable on debt securities and maintains a policy that all receivables ninety days past due are written off to credit loss expense. Debt securities are placed on non-accrual status, and accrual of interest is discontinued, when management determines that collectibility of contractual amounts is not reasonably assured. Interest income is recognized on a cash basis for interest payments received on debt securities in non-accrual status.

The Company maintains investments in debt securities in accordance with certain statutory requirements for the funding of statutory premium reserves and state deposits. At December 31, 2025 and 2024, the fair values of such investments totaled $109.7 million and $92.4 million, respectively. See Note 2 Statutory Restrictions on Investments and Stockholders’ Equity for additional discussion of the Company’s statutory restrictions.

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

Notes Receivable

Notes receivable are carried at cost, less allowance for credit losses. An allowance for credit losses is established on an individual note based on the Company’s estimate of the net amount expected to be collected. The allowance for credit losses is based upon the Company’s assessment of the borrower’s overall financial condition, resources and payment record; and, if appropriate, the realizable value of any collateral. These estimates consider all available evidence including the expected future cash flows, estimated fair value of collateral on secured notes, general economic conditions and trends, and other relevant factors, as appropriate. Notes are placed on non-accrual status when management determines that the collectibility of contractual amounts is not reasonably assured. Notes receivable at December 31, 2025 and 2024 totaled $35.7 million and $34.4 million, respectively. Notes receivable are included in other assets on the consolidated balance sheets.

Secured financings receivable and payable

Secured financings receivable, which are generated through the Company’s warehouse lending operations, are collateralized by mortgage loans on residential real estate. Collections of amounts due from mortgage loan originators occur upon sale of the underlying mortgage loans to investors in the secondary market, generally within 30 days and more typically in less than 10 days. No allowance for credit losses has been recorded on these receivables due to, among other factors, the Company typically identifying investors in the underlying mortgage loans prior to making advances, the short-term nature of these receivables and the lack of significant historical credit losses experienced by the Company. Interest income is recorded on an accrual basis during the period the principal balance remains outstanding and is included in net investment income on the consolidated statements of income.

Secured financings payable reflect borrowings under secured warehouse lending facilities with several banking institutions. Repayment of the warehouse borrowing occurs upon sale of the mortgage loan to investors as noted above. Interest expense is recorded during the period the borrowing remains outstanding and is included in interest expense on the consolidated statements of income.

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

Management evaluates the carrying value of property and equipment to be held and used when events and circumstances warrant such a review. The carrying value is considered impaired when either the anticipated undiscounted future cash flow from the asset is separately identifiable and is less than the carrying value, or when management identifies a specific asset to be abandoned. In the event that anticipated undiscounted future cash flows from an asset are determined to be less than its carrying value, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily through estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved, or other valuation techniques. Losses on property and equipment to be abandoned are determined at the time of abandonment and are recognized at an amount equal to the carrying value.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment losses on property and equipment for the years ended December 31, 2025 and 2024 primarily included $49.3 million and $39.5 million, respectively, in impairment losses to capitalized internal-use software. The impairment losses were due to either abandonment or the carrying amount no longer deemed recoverable and exceeding its fair value as a result of either being replaced with new technologies or determined to be of diminished value from a change in management strategy. These impairment losses, which were included in the title insurance and services segment, are included in net investment losses on the consolidated statements of income. Impairment losses for the year ended December 31, 2023 were not material.

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

Goodwill Impairment

The Company is required to perform an annual goodwill impairment assessment for each reporting unit for which goodwill has been allocated. The reporting units that have been allocated goodwill include title insurance and home warranty. The Company’s trust and other services and corporate reporting units have no allocated goodwill and are, therefore, not assessed for impairment. The Company has elected to perform this annual assessment in the fourth quarter of each fiscal year or sooner if circumstances indicate possible impairment. Based on accounting guidance, the Company has the option to perform a qualitative assessment to determine if the fair value is more likely than not (i.e., a likelihood of greater than 50%) less than the carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test, or may choose to forego a qualitative assessment and perform a quantitative impairment test. The qualitative factors considered in this assessment may include macroeconomic conditions, industry and market considerations, overall financial performance as well as other relevant events and circumstances as determined by the Company. The Company evaluates the weight of each factor to determine whether it is more likely than not that impairment may exist. If the results of a qualitative assessment indicate the more likely than not threshold was not met, the Company may choose not to perform a quantitative impairment test. If, however, the more likely than not threshold is met, the Company will perform a quantitative test as required and discussed below.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performed qualitative assessments for both reporting units in 2025 and 2024. In 2023, the Company chose to perform a quantitative impairment test for its title insurance reporting unit and a qualitative assessment for its home warranty reporting unit. The results of the Company’s qualitative assessments in 2025 and 2024 for both reporting units and, in 2023, for the home warranty reporting unit, supported the conclusion that the reporting unit fair values were not more likely than not less than their carrying amounts and, therefore, a quantitative impairment test was not considered necessary. Based on the results of the quantitative test in 2023, the Company determined that the fair value for the title insurance reporting unit exceeded its carrying amount and no additional analysis was required. As a result of the Company’s annual goodwill impairment assessments, the Company did not record any goodwill impairment losses for 2025, 2024 or 2023.

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

For recent policy years at early stages of development (generally the last four to five years), IBNR is generally estimated using a combination of expected loss rate and multiplicative loss development factor calculations. For more mature policy years, IBNR generally is estimated using multiplicative loss development factor calculations. The expected loss rate method estimates IBNR by applying an expected loss rate to total title insurance premiums and escrow fees and by adjusting for policy year maturity using estimated loss development patterns. Multiplicative loss development factor calculations estimate IBNR by applying factors derived from loss development patterns to losses realized to date. The expected loss rate and loss development patterns are based on historical experience and the relationship of the history to the applicable policy years.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s management uses the IBNR point estimate from the in-house actuary’s analysis and other relevant information concerning claims, including a range of IBNR reserve estimates, to determine what it considers to be the best estimate of the total amount required for the IBNR reserve.

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

The Company records a contract asset, and recognizes revenue, upon delivery of certain products related to the closing of a real estate transaction where the Company’s right to payment is subject to the closing of the transaction. The Company records a contract liability for payments received in advance of revenue recognition for certain products or services. Contract assets and liabilities were not material at December 31, 2025 and 2024. Revenues recognized during the years ended December 31, 2025, 2024 and 2023 that were included in contract liabilities at the beginning of the respective period were not material.

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

The Company recognizes the effect of income tax positions only if sustaining those positions is considered more likely than not. Changes in recognition or measurement of uncertain tax positions are reflected in the period in which a change in judgment occurs. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

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

Employee benefit plans

The Company recognizes the underfunded status of its unfunded supplemental benefit plans as a liability on its consolidated balance sheets. Actuarial gains and losses that have not been previously recognized as a component of net periodic benefit cost are recorded as a component of accumulated other comprehensive income/loss. Plan obligations are measured annually as of December 31.

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

Reinsurance

The Company’s title insurance business assumes and cedes large title insurance risks through reinsurance. Additionally, the Company has limited reinsurance arrangements related to certain products offered through its international operations. In reinsurance arrangements, the primary insurer retains a certain amount of risk under a policy and cedes the remainder of the risk under the policy to the reinsurer. The primary insurer pays the reinsurer a premium in exchange for accepting this risk of loss. The primary insurer generally remains liable to its insured for the total risk but is reinsured under the terms of the reinsurance agreement. The amount of premiums assumed and ceded is recorded as a component of direct premiums and escrow fees on the Company’s consolidated statements of income. The total amount of premiums assumed and ceded in connection with reinsurance and payments and recoveries on reinsured losses were not material during the years ended December 31, 2025, 2024 and 2023.

Escrow deposits and trust assets

The Company administers escrow deposits as a service to customers in its direct title operations. Escrow deposits totaled $9.3 billion and $8.9 billion at December 31, 2025 and 2024, respectively, of which $3.7 billion and $4.0 billion, respectively, were held at First American Trust, FSB (“FA Trust”). The remaining deposits were held at third-party financial institutions. Escrow deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

Trust assets administered by FA Trust totaled $5.6 billion and $4.8 billion at December 31, 2025 and 2024, respectively, of which $173.9 million and $169.4 million, respectively, were held at FA Trust. The remaining trust assets were held at third-party financial institutions. Trust assets administered by FA Trust and held at third-party institutions are fiduciary client assets. As such, these trust assets are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. The Company could be held contingently liable if FA Trust were to breach any of its fiduciary duties.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Like-kind exchanges

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.7 billion and $2.3 billion at December 31, 2025 and 2024, respectively. In 2025, FA Trust began administering like-kind exchange funds and, at December 31, 2025, held $93.6 million of such deposits. The like-kind exchange deposits held at third-party financial institutions are not included in the accompanying consolidated balance sheets as the proceeds and property are not considered assets of the Company due to the structure utilized to facilitate these transactions. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

Subservicing deposits

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $1.6 billion and $901.0 million at December 31, 2025 and 2024, respectively, of which $1.0 billion and $606.5 million, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense. In 2025, the Company agreed to provide a secured interest in certain debt securities with a fair value of $54.9 million as collateral to be maintained on deposit in connection with a new mortgage loan subservicing agreement.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued updated guidance intended to enhance the transparency and decision usefulness of income tax disclosures. The updated guidance requires disclosure of specific categories and greater disaggregation of information included in the rate reconciliation and additional disclosures related to income taxes paid. Except for the disclosure requirements, the adoption of this guidance, effective January 1, 2025, had no impact on the Company's consolidated financial statements.

In August 2023, the FASB issued updated guidance intended to provide decision-useful information to investors and reduce diversity in practice in accounting for contributions made to a joint venture, upon formation, in a joint venture’s separate financial statements. The updated guidance requires joint ventures to recognize and initially measure their assets and liabilities at fair value with certain exceptions to fair value measurement consistent with business combination guidance. The updated guidance, which was adopted on January 1, 2025, had no impact on the Company's consolidated financial statements.

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

In November 2024, the FASB issued updated guidance intended to improve financial reporting by requiring entities to disclose additional information in the notes to the financial statements about specific expense categories within the income statement. The updated guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The updated disclosures can be applied either prospectively or retrospectively in the Company's financial statements. Except for the disclosure requirements, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NOTE 2. Statutory Restrictions on Investments and Stockholders’ Equity:

Investments totaling $134.3 million and $127.2 million were on deposit with state treasurers in accordance with statutory requirements for the protection of policyholders at December 31, 2025 and 2024, respectively.

Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the Company is limited, principally for the protection of policyholders. As of December 31, 2025, under such regulations, the maximum amount available to the Company from its insurance subsidiaries in 2026, without prior approval from applicable regulators, was dividends of $382.0 million and loans and advances of $113.6 million.

The Company’s principal title insurance subsidiary, First American Title Insurance Company (“FATICO”), maintained total statutory capital and surplus of $1.5 billion and $1.6 billion as of December 31, 2025 and 2024, respectively. Statutory net income for the years ended December 31, 2025, 2024 and 2023 was $349.4 million, $182.8 million and $198.3 million, respectively. FATICO was in compliance with the minimum statutory capital and surplus requirements as of December 31, 2025.

FATICO is domiciled in Nebraska and its statutory-based financial statements are prepared in accordance with accounting practices prescribed or permitted by the Nebraska Department of Insurance. The National Association of Insurance Commissioners’ (“NAIC”) Accounting Practices and Procedures Manual (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the state of Nebraska. The state of Nebraska has adopted certain prescribed accounting practices that differ from those found in the NAIC SAP. Specifically, the timing of amounts released from the statutory premium reserve under Nebraska’s required practice differs from NAIC SAP resulting in total statutory capital and surplus that was lower than if reported in accordance with NAIC SAP by $364.2 million and $354.6 million at December 31, 2025 and 2024, respectively.

Statutory accounting principles differ in some respects from GAAP, and these differences include, but are not limited to, non-admission of certain assets (principally, bonds pledged as collateral other than those pledged to the state insurance departments for the benefit of policyholders, limitations on deferred tax assets, goodwill, furniture and equipment, investment in subsidiaries and affiliates, real estate, capitalized software, and premiums and other receivables 90 days past due), reporting of bonds at amortized cost, recognition of credit losses, the lack of recognition of operating lease assets and liabilities on the balance sheet for lease commitments in which the Company is a lessee, changes in the fair values of marketable equity securities, amortization of goodwill, deferral of premiums received as statutory premium reserve, supplemental reserve (if applicable) and exclusion of the incurred but not reported claims reserve.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. Debt Securities:

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated
(in millions)	cost	gains	losses	fair value
December 31, 2025
U.S. Treasury bonds	$244.2	$1.0	$(1.6)	$243.6
Municipal bonds	1,003.5	9.9	(53.3)	960.1
Foreign government bonds	239.4	1.1	(5.3)	235.2
Governmental agency bonds	268.3	0.3	(7.6)	261.0
Governmental agency mortgage-backed securities	5,401.9	41.9	(183.0)	5,260.8
U.S. corporate debt securities	1,032.8	15.7	(13.7)	1,034.8
Foreign corporate debt securities	466.6	9.5	(4.9)	471.2
	$8,656.7	$79.4	$(269.4)	$8,466.7
December 31, 2024
U.S. Treasury bonds	$180.7	$0.1	$(5.2)	$175.6
Municipal bonds	844.9	5.3	(73.7)	776.5
Foreign government bonds	217.1	1.6	(7.1)	211.6
Governmental agency bonds	203.8	—	(14.0)	189.8
Governmental agency mortgage-backed securities	4,844.4	1.7	(343.8)	4,502.3
U.S. corporate debt securities	948.4	5.6	(28.4)	925.6
Foreign corporate debt securities	491.6	5.3	(12.4)	484.5
	$7,730.9	$19.6	$(484.6)	$7,265.9

Sales of debt securities resulted in realized gains of $9.1 million, $22.2 million and $7.2 million, realized losses of $20.5 million, $357.3 million and $88.1 million, and proceeds of $1.3 billion, $5.5 billion and $1.7 billion for the years ended December 31, 2025, 2024 and 2023, respectively.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in debt securities in an unrealized loss position, and their respective length of time in such position, are as follows:

	Less than 12 months		12 months or longer		Total
(in millions)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
December 31, 2025
U.S. Treasury bonds	$61.7	$(0.3)	$36.3	$(1.3)	$98.0	$(1.6)
Municipal bonds	118.6	(1.1)	451.3	(52.2)	569.9	(53.3)
Foreign government bonds	76.2	(0.3)	59.8	(5.0)	136.0	(5.3)
Governmental agency bonds	210.6	(1.5)	28.9	(6.1)	239.5	(7.6)
Governmental agency mortgage-backed securities	988.8	(9.8)	1,479.1	(173.2)	2,467.9	(183.0)
U.S. corporate debt securities	169.4	(0.8)	101.2	(12.9)	270.6	(13.7)
Foreign corporate debt securities	32.3	(0.2)	69.0	(4.7)	101.3	(4.9)
	$1,657.6	$(14.0)	$2,225.6	$(255.4)	$3,883.2	$(269.4)
December 31, 2024
U.S. Treasury bonds	$81.8	$(1.8)	$52.9	$(3.4)	$134.7	$(5.2)
Municipal bonds	248.3	(4.4)	417.0	(69.3)	665.3	(73.7)
Foreign government bonds	29.8	(0.2)	72.7	(6.9)	102.5	(7.1)
Governmental agency bonds	144.4	(5.3)	37.9	(8.7)	182.3	(14.0)
Governmental agency mortgage-backed securities	2,977.2	(98.4)	1,290.4	(245.4)	4,267.6	(343.8)
U.S. corporate debt securities	435.2	(9.6)	117.5	(18.8)	552.7	(28.4)
Foreign corporate debt securities	159.4	(3.2)	110.5	(9.2)	269.9	(12.4)
	$4,076.1	$(122.9)	$2,098.9	$(361.7)	$6,175.0	$(484.6)

Based on the Company’s review of its debt securities in an unrealized loss position it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at December 31, 2025.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments in debt securities at December 31, 2025, by contractual maturities, are as follows:

(in millions)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$47.7	$129.6	$43.5	$23.4	$244.2
Estimated fair value	$47.2	$129.8	$43.6	$23.0	$243.6
Municipal bonds
Amortized cost	7.7	126.6	430.9	438.3	1,003.5
Estimated fair value	7.7	125.5	401.8	425.1	960.1
Foreign government bonds
Amortized cost	64.1	127.0	44.7	3.6	239.4
Estimated fair value	64.2	124.7	43.5	2.8	235.2
Governmental agency bonds
Amortized cost	0.6	0.8	207.5	59.4	268.3
Estimated fair value	0.6	0.8	206.3	53.3	261.0
U.S. corporate debt securities
Amortized cost	11.3	494.8	395.1	131.6	1,032.8
Estimated fair value	11.3	499.3	400.6	123.6	1,034.8
Foreign corporate debt securities
Amortized cost	23.0	310.9	96.6	36.1	466.6
Estimated fair value	23.0	315.0	98.9	34.3	471.2
Total debt securities, excluding mortgage-backed securities
Amortized cost	$154.4	$1,189.7	$1,218.3	$692.4	$3,254.8
Estimated fair value	$154.0	$1,195.1	$1,194.7	$662.1	$3,205.9
Total mortgage-backed securities
Amortized cost					5,401.9
Estimated fair value					5,260.8
Total debt securities
Amortized cost					$8,656.7
Estimated fair value					$8,466.7

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The composition of the debt securities portfolio at December 31, 2025, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$243.6	100.0%	$—	—%	$—	—%	$243.6
Municipal bonds	938.5	97.8	20.3	2.1	1.3	0.1	960.1
Foreign government bonds	228.5	97.2	5.9	2.5	0.8	0.3	235.2
Governmental agency bonds	261.0	100.0	—	—	—	—	261.0
Governmental agency mortgage-backed securities	5,260.8	100.0	—	—	—	—	5,260.8
U.S. corporate debt securities	645.9	62.4	312.5	30.2	76.4	7.4	1,034.8
Foreign corporate debt securities	277.8	58.9	179.3	38.1	14.1	3.0	471.2
	$7,856.1	92.8%	$518.0	6.1%	$92.6	1.1%	$8,466.7

Included in debt securities at December 31, 2025, were bank loans totaling $49.0 million, of which $46.5 million were non-investment grade; high yield corporate debt securities totaling $41.7 million, all of which were non-investment grade; and emerging market debt securities totaling $30.7 million, of which $3.1 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at December 31, 2025, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$98.0	100.0%	$—	—%	$—	—%	$98.0
Municipal bonds	555.1	97.4	14.5	2.5	0.3	0.1	569.9
Foreign government bonds	133.0	97.8	2.5	1.8	0.5	0.4	136.0
Governmental agency bonds	239.5	100.0	—	—	—	—	239.5
Governmental agency mortgage-backed securities	2,467.9	100.0	—	—	—	—	2,467.9
U.S. corporate debt securities	176.9	65.4	81.7	30.2	12.0	4.4	270.6
Foreign corporate debt securities	49.6	49.0	47.0	46.4	4.7	4.6	101.3
	$3,720.0	95.7%	$145.7	3.8%	$17.5	0.5%	$3,883.2

Debt securities in an unrealized loss position at December 31, 2025, included bank loans totaling $8.1 million, of which $8.0 million were non-investment grade; high yield corporate debt securities totaling $8.1 million, all of which were non-investment grade; and emerging market debt securities totaling $13.6 million, of which $1.1 million were non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. Equity Securities:

Investments in equity securities, by accounting classification, are summarized as follows:

	December 31,
(in millions)	2025	2024
Marketable equity securities	$477.6	$386.8
Non-marketable equity securities	273.5	202.4
Equity method investments	98.0	102.1
	$849.1	$691.3

Investments in marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized gains (losses)	Estimated fair value
December 31, 2025
Common stocks	$457.9	$9.8	$467.7
Preferred stocks	9.0	0.9	9.9
	$466.9	$10.7	$477.6
December 31, 2024
Common stocks	$397.3	$(22.6)	$374.7
Preferred stocks	12.0	0.1	12.1
	$409.3	$(22.5)	$386.8

Net gains of $51.1 million and $4.3 million resulting from changes in the fair values of marketable equity securities were recognized for the years ended December 31, 2025 and 2024, respectively, which included net unrealized gains of $47.9 million and $0.9 million on securities still held at December 31, 2025 and 2024, respectively. Included in net gains during the years ended December 31, 2025 and 2024 were unrealized losses of $8.4 million and $37.9 million, respectively, related to the Company's investment in Offerpad Solutions Inc., a tech-enabled real estate company.

A summary of the changes in the carrying amounts of non-marketable equity securities, which primarily relate to the Company's venture investment portfolio, for the years ended December 31, 2025 and 2024, is as follows:

	Year ended December 31,
(in millions)	2025	2024
Carrying amount, beginning of period	$202.4	$224.1
Net additions	45.0	6.0
Gross unrealized gains	35.3	1.5
Gross unrealized losses and impairments	(9.2)	(29.2)
Carrying amount, end of period	$273.5	$202.4

Cumulative gross unrealized gains and cumulative gross unrealized losses and impairments related to non-marketable equity securities at December 31, 2025 and 2024, are summarized as follows:

	December 31,
(in millions)	2025	2024
Cumulative gross unrealized gains	$280.1	$244.8
Cumulative gross unrealized losses and impairments	$360.8	$351.6

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. Allowance for Credit Losses – Accounts Receivable:

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Year Ended December 31,
(in millions)	2025	2024
Balance at beginning of period	$21.5	$21.8
Provision for expected credit losses	9.5	8.7
Write-offs/recoveries	(7.1)	(9.0)
Balance at end of period	$23.9	$21.5

NOTE 6. Property and Equipment:

Property and equipment is summarized as follows:

	December 31,
(in millions)	2025	2024
Land	$25.2	$26.5
Buildings	199.3	195.8
Leasehold improvements	61.0	66.5
Furniture and equipment	174.0	175.7
Capitalized internal-use software	1,336.4	1,283.2
	1,795.9	1,747.7
Accumulated depreciation and amortization	(1,113.6)	(1,002.6)
	$682.3	$745.1

NOTE 7. Leases:

Lease assets and liabilities are summarized as follows:

	December 31,
(in millions)	2025	2024	Classification
Assets
Operating lease assets	$205.7	$214.7	Operating lease assets
Finance lease assets	3.9	6.2	Other assets
Total lease assets	$209.6	$220.9

Liabilities
Operating lease liabilities	$218.2	$229.9	Operating lease liabilities
Finance lease liabilities	3.7	5.7	Notes and contracts payable
Total lease liabilities	$221.9	$235.6

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of lease expense are summarized as follows:

	Year ended December 31,
(in millions)	2025	2024	2023	Classification
Operating lease cost	$80.8	$85.6	$89.0	Other operating expenses
Finance lease cost:
Amortization of lease assets	2.3	2.7	1.7	Depreciation and amortization
Interest of lease liabilities	0.1	0.2	0.1	Interest
Variable lease cost	30.2	29.7	31.8	Other operating expenses
Short-term lease cost	1.4	1.4	2.1	Other operating expenses
Sublease income	(3.2)	(2.7)	(2.7)	Information and other
Net lease cost	$111.6	$116.9	$122.0

Future minimum lease payments under operating and finance leases with noncancelable lease terms, as of December 31, 2025, are summarized as follows:

(in millions)	Operating Leases	Finance Leases	Total
2026	$75.9	$2.0	$77.9
2027	58.5	0.8	59.3
2028	39.4	0.8	40.2
2029	26.1	0.2	26.3
2030	17.9	—	17.9
Thereafter	31.1	—	31.1
Total lease payments	248.9	3.8	252.7
Interest	(30.7)	(0.1)	(30.8)
Present value of lease liabilities	$218.2	$3.7	$221.9

Information related to lease terms and discount rates is summarized as follows:

	December 31,
	2025	2024
Weighted-average remaining lease terms (years):
Operating leases	4.5	4.5
Finance leases	2.5	3.2
Weighted-average discount rates:
Operating leases	5.40%	5.03%
Finance leases	2.33%	2.29%

Cash flow information related to lease liabilities is summarized as follows:

	Year ended December 31,
(in millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$83.8	$87.4	$91.5
Operating cash flows from finance leases	$0.1	$0.2	$0.1
Financing cash flows from finance leases	$2.3	$2.6	$1.8
Operating lease assets obtained in exchange for new operating lease liabilities	$57.1	$61.7	$58.9
Finance lease assets obtained in exchange for new finance lease liabilities	$—	$6.1	$1.5

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8. Goodwill:

A summary of the changes in the carrying amounts of goodwill, by reportable segment, for the years ended December 31, 2025 and 2024, is as follows:

(in millions)	Title Insurance and Services	Home Warranty	Total
Balance as of December 31, 2023	$1,766.6	$40.9	$1,807.5
Acquisitions	1.4	—	1.4
Foreign currency translation	(4.6)	—	(4.6)
Balance as of December 31, 2024	$1,763.4	$40.9	$1,804.3
Acquisitions	10.5	—	10.5
Foreign currency translation	4.5	—	4.5
Balance as of December 31, 2025	$1,778.4	$40.9	$1,819.3

NOTE 9. Other Intangible Assets:

Other intangible assets are summarized as follows:

	December 31,
(in millions)	2025	2024
Finite-lived intangible assets:
Customer relationships	$148.8	$160.8
Noncompete agreements	4.5	10.5
Trademarks	70.9	70.7
Internal-use software licenses	19.5	21.7
Patents	2.8	2.8
	246.5	266.5
Accumulated amortization	(163.4)	(158.2)
	83.1	108.3
Indefinite-lived intangible assets:
Licenses	16.9	16.9
	$100.0	$125.2

Amortization expense for finite-lived intangible assets was $37.6 million, $44.4 million and $51.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in millions)
2026	$32.4
2027	$14.5
2028	$8.7
2029	$6.0
2030	$5.2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10. Deposits:

Deposit accounts are summarized as follows:

	December 31,
(dollars in millions)	2025	2024
Escrow deposits:
Interest bearing	$1,649.3	$1,999.9
Non-interest bearing	2,295.0	2,247.8
	3,944.3	4,247.7
Mortgage loan subservicing deposits:
Interest bearing	1,040.4	606.5
Like-kind exchange deposits:
Interest bearing	93.6	—
Other deposits	214.4	193.9
	$5,292.7	$5,048.1
Weighted-average interest rate:
Interest bearing deposit accounts	1.84%	1.89%

NOTE 11. Reserve for Known and Incurred But Not Reported Claims:

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	December 31,
(in millions)	2025	2024	2023
Balance at beginning of year	$1,193.4	$1,282.4	$1,325.3
Provision related to:
Current year	370.9	357.3	354.6
Prior years	(44.3)	(37.3)	(18.3)
	326.6	320.0	336.3
Payments, net of recoveries, related to:
Current year	186.4	204.6	199.6
Prior years	172.0	193.2	182.2
	358.4	397.8	381.8
Other	8.0	(11.2)	2.6
Balance at end of year	$1,169.6	$1,193.4	$1,282.4

The provisions for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, were 3.0% for the years ended December 31, 2025 and 2024, and 3.25% for the year ended December 31, 2023.

The 3.0% loss provision rate in the current year reflects an ultimate loss rate of 3.75% for the current policy year and a reserve release of 0.75%, or $39.8 million, for prior policy years, all of which are based on title insurance premiums and escrow fees for the year ended December 31, 2025.

The 2024 loss provision rate of 3.0% reflected an ultimate loss rate of 3.75% for the 2024 policy year and a reserve release of 0.75%, or $34.6 million, for prior policy years, all of which are based on title insurance premiums and escrow fees for the year ended December 31, 2024.

The 2023 loss provision rate of 3.25% reflected an ultimate loss rate of 3.75% for the 2023 policy year and a reserve release of 0.5%, or $21.6 million, for prior policy years, all of which are based on title insurance premiums and escrow fees for the year ended December 31, 2023.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s loss reserves is as follows:

	December 31,
(dollars in millions)	2025		2024
Known title claims	$54.6	4.7%	$55.3	4.6%
IBNR title claims	1,095.9	93.7%	1,109.4	93.0%
Total title claims	1,150.5	98.4%	1,164.7	97.6%
Non-title claims	19.1	1.6%	28.7	2.4%
Total loss reserves	$1,169.6	100.0%	$1,193.4	100.0%

Short-Duration Insurance Contracts

Home Warranty

The following reflects information as of December 31, 2025 about incurred and paid claims development as well as cumulative claims frequency by claims event and the total of incurred but not reported claims plus expected development on reported claims included with the net incurred claims amounts.

The information below about incurred and paid claims development for the years ended December 31, 2016 to 2024, is presented as supplementary information.

	Incurred claims and allocated claim adjustment expenses										December 31, 2025
Accident	Years ended December 31,										Cumulative number of reported
Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025	claims
	(in millions)
2016	172.7	172.7	172.7	172.7	172.7	172.7	172.7	172.7	172.7	$172.7	1.0
2017		167.2	167.2	167.2	167.2	167.2	167.2	167.2	167.2	167.2	1.0
2018			179.8	179.8	179.8	179.8	179.8	179.8	179.8	179.8	1.1
2019				174.1	174.1	174.1	174.1	174.1	174.1	174.1	1.1
2020					197.4	197.4	197.4	197.4	197.4	197.4	1.2
2021						218.2	218.2	218.2	218.2	218.2	1.2
2022							211.8	211.8	211.8	211.8	1.1
2023								193.2	193.2	193.2	1.0
2024									184.4	184.4	1.0
2025										171.9	0.9
									Total	$1,870.7

*Amounts unaudited.

	Cumulative paid claims and allocated claim adjustment expenses
Accident	Years ended December 31,
Year	2016*	2017*	2018*	2019*	2020*	2021*	2022*	2023*	2024*	2025
	(in millions)
2016	155.4	172.7	172.7	172.7	172.7	172.7	172.7	172.7	172.7	$172.7
2017		151.1	167.2	167.2	167.2	167.2	167.2	167.2	167.2	167.2
2018			163.0	179.8	179.8	179.8	179.8	179.8	179.8	179.8
2019				159.2	174.1	174.1	174.1	174.1	174.1	174.1
2020					177.8	197.4	197.4	197.4	197.4	197.4
2021						198.7	218.2	218.2	218.2	218.2
2022							192.3	211.8	211.8	211.8
2023								177.5	193.2	193.2
2024									169.0	184.4
2025										158.4
									Total	$1,857.2
		All outstanding liabilities before 2016								—
		Liabilities for claims and claims adjustment expenses								$13.5

*Amounts unaudited.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expense at December 31, 2025, is as follows:

December 31, 2025
(in millions)
Liability for unpaid claims and claim adjustment expenses — short-duration:
Home warranty	$13.5
Property and casualty insurance	5.6
19.1
Insurance lines other than short-duration:
Title insurance	1,150.5
Total liability for unpaid claims and claims adjustment expenses	$1,169.6

Supplementary information about average historical claims duration for the Company’s home warranty business as of December 31, 2025, is as follows:

Average annual percentage payout of incurred claims by age (unaudited)
Years	1	2
Annual payout	90.9%	9.1%

NOTE 12. Notes and Contracts Payable:

	December 31,
	2025	2024
	(dollars in millions)
5.45% senior unsecured notes due September 30, 2034, effective interest rate of 5.49%	$450.0	$450.0
2.40% senior unsecured notes due August 15, 2031, effective interest rate of 2.44%	650.0	650.0
4.00% senior unsecured notes due May 15, 2030, effective interest rate of 4.05%	450.0	450.0
Other notes and contracts payable with maturities through 2029, weighted -average interest rates of 3.99% and 3.77%	7.8	11.0
	1,557.8	1,561.0
Unamortized discounts and debt issuance costs	(12.4)	(14.4)
	$1,545.4	$1,546.6

The Company maintains a senior unsecured credit agreement with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, and the lenders party thereto that provides for a $900.0 million revolving credit facility. The credit agreement includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $450.0 million. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds from borrowings made from time to time under the credit agreement may be used for general corporate purposes. Unless terminated earlier, the credit agreement will terminate on May 17, 2028. At December 31, 2025, the Company had no outstanding borrowings under the facility.

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

The credit agreement includes representations and warranties, reporting covenants, affirmative covenants, negative covenants, financial covenants and events of default customary for financings of this type. Upon the occurrence of an event of default the lenders may accelerate the loans. Upon the occurrence of certain insolvency and bankruptcy events of default the loans will automatically accelerate. As of December 31, 2025, the Company was in compliance with the financial covenants under the credit agreement.

The aggregate annual maturities for notes and contracts payable for the next five years and thereafter are summarized as follows:

Year	Annual maturities
(in millions)
2026	$3.4
2027	2.2
2028	2.0
2029	0.2
2030	450.0
Thereafter	1,100.0
$1,557.8

NOTE 13. Net Investment Income:

Net investment income includes interest and earnings on the following investments:

	Year ended December 31,
	2025	2024	2023
	(in millions)
Deposits and other investments	$331.6	$282.3	$303.5
Debt securities	255.9	244.6	231.7
Deferred compensation plan assets	18.6	19.5	21.9
Dividends on equity securities	10.8	10.4	10.5
Equity in earnings of affiliates, net	7.2	7.4	5.4
	624.1	564.2	573.0
Investment expenses	(3.1)	(3.2)	(3.0)
Net investment income	$621.0	$561.0	$570.0

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. Income Taxes:

For the years ended December 31, 2025, 2024 and 2023, domestic and foreign pretax income, before noncontrolling interests, were $684.4 million and $141.8 million, $83.2 million and $82.2 million, and $193.4 million and $81.0 million, respectively.

Income taxes are summarized as follows:

	Year ended December 31,
	2025	2024	2023
	(in millions)
Current:
Federal	$24.2	$(0.7)	$55.4
State	11.7	6.1	2.8
Foreign	27.3	17.3	11.6
	63.2	22.7	69.8
Deferred:
Federal	114.6	21.4	(8.6)
State	17.5	(16.6)	(10.9)
Foreign	5.7	5.3	8.6
	137.8	10.1	(10.9)
	$201.0	$32.8	$58.9

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s actual income tax expense differs from the expense computed by applying the federal statutory income tax rate of 21% for the years ended December 31, 2025, 2024 and 2023. A reconciliation of these differences is as follows:

	Year ended December 31,
	2025		2024		2023
	(dollars in millions)
U.S. federal statutory tax	$173.5	21.0%	$34.7	21.0%	$57.6	21.0%
State and local income taxes, net of federal income tax effect (a)	23.0	2.8	(8.3)	(5.0)	(6.4)	(2.3)
Foreign tax effects
Australia
IFRS 17 adjustments	(2.1)	(0.3)	2.1	1.3	—	—
Other	2.7	0.3	(2.4)	(1.5)	(1.1)	(0.4)
Canada
Statutory tax rate difference between Canada and United States	(4.4)	(0.5)	(3.3)	(2.0)	(2.3)	(0.8)
Provincial and territorial income taxes (b)	8.4	1.0	6.3	3.8	4.4	1.6
IFRS 17 adjustments	—	—	—	—	3.1	1.1
Other	0.1	—	(0.4)	(0.2)	(1.2)	(0.4)
India
Withholding tax	2.0	0.2	2.0	1.2	—	—
Other	1.4	0.2	1.2	0.7	3.1	1.1
United Kingdom	(4.5)	(0.5)	0.4	0.2	0.6	0.2
Other foreign jurisdictions	(0.4)	—	(0.6)	(0.4)	0.3	0.1
Effect of changes in tax laws or rates enacted in the current period	—	—	—	—	—	—
Effect of cross-border tax laws
Global intangible low-taxed income	0.4	—	(0.9)	(0.5)	0.1	—
Foreign branch income	3.5	0.4	3.3	2.0	2.6	0.9
Unremitted foreign earnings	3.4	0.4	(1.4)	(0.8)	1.2	0.4
Tax credits
Research and development tax credits	(5.6)	(0.7)	(11.1)	(6.7)	(17.3)	(6.3)
Foreign tax credits	(4.6)	(0.6)	(3.5)	(2.1)	—	—
Changes in valuation allowances
Capital loss carryover	—	—	12.2	7.4	7.7	2.8
Foreign tax credits	1.3	0.2	(0.8)	(0.5)	—	—
Nontaxable or nondeductible items
Tax exempt interest income	(6.7)	(0.8)	(6.4)	(3.9)	(7.2)	(2.5)
Meals and entertainment	2.6	0.3	2.2	1.3	1.7	0.6
Key man life insurance	(2.1)	(0.3)	(2.2)	(1.3)	(1.7)	(0.6)
Share-based compensation	4.1	0.5	2.3	1.4	—	—
Other	1.1	0.1	0.7	0.4	3.7	1.3
Changes in unrecognized tax benefits	3.6	0.4	6.8	4.1	10.7	3.9
Other adjustments	0.3	0.2	(0.1)	(0.1)	(0.7)	(0.2)
	$201.0	24.3%	$32.8	19.8%	$58.9	21.5%

(a)
State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.
(b)
Provincial taxes in Ontario made up the majority (greater than 50 percent) of the tax effect in this category.

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 24.3%, 19.8%, and 21.5% for the years ended December 31, 2025, 2024, and 2023, respectively. The effective income tax rates differ from the federal statutory rate as a result of state and foreign income taxes for which the Company is liable, as well as

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, including the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense. In addition, the effective tax rates reflect tax credits claimed in current and prior years. The effective income tax rates for 2024 and 2023 also reflect the impact on pretax earnings from impairment losses on the Company’s venture investment portfolio and adjustments to the valuation allowance resulting from losses on certain equity investments and, for 2024, realized losses from sales of debt securities in an unrealized loss position in connection with the Company’s portfolio rebalancing project.

The primary components of temporary differences that give rise to the Company’s net deferred tax liability are as follows:

	December 31,
	2025	2024
	(in millions)
Deferred tax assets:
Deferred revenue	$9.9	$10.4
Employee benefits	109.9	103.9
Bad debt reserves	9.1	7.9
Pension	11.7	11.3
Net operating loss carryforward	17.5	27.6
Foreign tax credit	3.0	3.5
Operating lease liabilities	44.4	47.1
Investments in affiliates	15.6	17.2
Securities	49.4	124.1
Other	19.2	17.5
	289.7	370.5
Valuation allowance	(29.4)	(27.9)
	260.3	342.6
Deferred tax liabilities:
Depreciable and amortizable assets	(378.0)	(264.6)
Claims and related salvage	(129.3)	(119.2)
Operating lease assets	(41.3)	(43.2)
Unremitted foreign earnings	(15.0)	(10.9)
	(563.6)	(437.9)
Net deferred tax asset (liability)	$(303.3)	$(95.3)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2025, the Company had available a $1.4 million foreign tax credit carryover, net of a valuation allowance, and expects to utilize this credit within the carryover period.

At December 31, 2025, the Company had available net operating loss carryforwards for income tax purposes totaling $269.4 million, consisting of federal, state and foreign losses of $15.5 million, $244.3 million and $9.6 million, respectively. Of the aggregate net operating losses, $41.0 million has an indefinite expiration and $228.4 million will begin to expire in various years starting in 2026.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and makes adjustments to the allowance as necessary. The factors used by the Company in assessing the likelihood of realization of its deferred tax assets include forecasts of future taxable income and available tax planning strategies that could be implemented. The Company’s ability to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets. At December 31, 2025 and 2024, the Company carried valuation allowances of $29.4 million and $27.9 million, respectively. Of these amounts, $24.7 million related to capital losses in both 2025 and 2024, with remaining valuation allowances of $4.7 million and $3.2 million, respectively, related to net operating losses and other deferred tax assets. The increase in the overall valuation allowance during 2025 was primarily due to the Company’s assessment of its ability to realize tax benefits related to other deferred tax assets. Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

Income taxes paid are summarized as follows:

	Year ended December 31,
	2025	2024	2023
	(in millions)
Income taxes paid (refunded):
Federal	$17.9	$(10.5)	$96.1
State	5.7	(4.1)	9.0
Foreign	27.9	13.1	14.9
	$51.5	$(1.5)	$120.0

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes paid (net of refunds) exceeded 5 percent of total income tax paid (net of refunds) in the following jurisdictions:

	Year ended December 31,
	2025	2024	2023
	(in millions)
Federal	$17.9	$(10.5)	$96.1
State
Arizona	*	(0.1)	*
California	*	(10.5)	*
Florida	*	3.4	*
Idaho	*	0.4	*
Illinois	*	0.6	*
Louisiana	*	0.2	*
Maryland	*	0.1	*
Montana	*	(0.1)	*
New York	*	0.6	*
Oregon	*	0.4	*
Pennsylvania	*	0.1	*
Tennessee	*	0.2	*
Texas	*	0.5	*

Foreign
Australia	*	0.9	*
New Zealand	*	0.1	*
India	5.4	5.8	8.6
Canada	17.6	3.2	*
England	5.4	3.1	*

* Jurisdiction below the threshold for the period presented.

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

The vesting of RSUs represents a tax benefit that has been reflected as a reduction to income taxes payable and income tax expense for the years ended December 31, 2025, 2024 and 2023. The tax benefits recorded were $0.8 million, $0.3 million and $0.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, 2024 and 2023, the liability for income taxes associated with uncertain tax positions was $34.4 million, $31.6 million and $12.4 million, respectively. The net increases in 2025 and 2024 were primarily attributable to positions taken on the Company’s tax returns for current and prior years. The liabilities could be reduced by $3.7 million as of both December 31, 2025 and 2024, and $0.8 million as of December 31, 2023, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes. The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year ended December 31,
	2025	2024	2023
	(in millions)
Unrecognized tax benefits—beginning balance	$31.6	$12.4	$3.2
Gross increases—prior period tax positions	0.6	14.8	8.4
Gross increases—current period tax positions	2.5	4.4	5.2
Settlements with taxing authorities	(0.3)	—	(4.4)
Unrecognized tax benefits—ending balance	$34.4	$31.6	$12.4

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties, net of tax benefits, related to uncertain tax positions as of December 31, 2025, 2024, and 2023, were not material.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. As of December 31, 2025, the Company is generally no longer subject to income tax examinations for U.S. federal, state and non-U.S. jurisdictions for years prior to 2022, 2019 and 2014, respectively.

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

Public Law 119-21, popularly known as the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law on July 4, 2025. This legislation includes a broad range of tax reform provisions affecting businesses, with certain provisions effective January 1, 2025. The Company anticipates an impact to its deferred tax liability and income tax payable, primarily related to the provisions for 100% bonus depreciation for assets acquired and placed in service after January 19, 2025 and full expensing of domestic research and experimental expenditures for tax years from 2022 to 2025. With respect to full expensing, the Company expects to claim additional current year tax deductions of $412.3 million; the resulting $86.6 million impact reflects a timing-related reclassification between income tax payable and deferred tax balances. While the Company is still evaluating other provisions of the OBBBA, including those effective January 1, 2026, it does not expect them to have a material effect on its ongoing effective tax rate.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15. Earnings Per Share:

The computation of basic and diluted earnings per share is as follows:

	Year ended December 31,
	2025	2024	2023
	(in millions, except per share data)
Numerator
Net income attributable to the Company	$621.8	$131.1	$216.8
Denominator
Basic weighted-average shares	103.3	103.9	104.3
Effect of dilutive RSUs and PRSUs	0.4	0.4	0.3
Diluted weighted-average shares	103.7	104.3	104.6
Net income per share attributable to the Company’s stockholders
Basic	$6.02	$1.26	$2.08
Diluted	$6.00	$1.26	$2.07

For the years ended December 31, 2025, 2024, and 2023, 15 thousand, 44 thousand and 8 thousand RSUs, respectively, and 30 thousand, 45 thousand and 13 thousand PRSUs, respectively, were excluded from the weighted-average diluted common shares outstanding due to their antidilutive effect.

NOTE 16. Employee Benefit Plans:

The First American Financial Corporation 401(k) Savings Plan (the “Savings Plan”) allows for employee-elective contributions up to the maximum amount as determined by the Internal Revenue Code. The Company makes discretionary contributions to the Savings Plan based on profitability as well as on the contributions of participants. The Savings Plan held 1.1 million shares and 1.3 million shares of the Company’s common stock, representing 1.1% and 1.2% of the Company’s total common shares outstanding at December 31, 2025 and 2024, respectively. Effective July 1, 2015, additional investments in common stock of the Company are no longer allowed.

The Company maintains a deferred compensation plan for certain employees that allows participants to defer up to 100% of their salary, commissions and certain bonuses. Participants can allocate their deferrals among a variety of investment crediting options (known as “deemed investments”). The term deemed investments means that the participant has no ownership interest in the funds they select; the funds are only used to measure the gains or losses that will be attributed to each participant’s deferral account over time. Participants can elect to have their deferral balance paid out while they are still employed or after their employment ends. The deferred compensation plan is exempt from most provisions of the Employee Retirement Income Security Act because it is only available to a select group of management and highly compensated employees and is not a qualified employee benefit plan. To preserve the tax-deferred savings advantages of a nonqualified deferred compensation plan, federal law requires that it be unfunded or informally funded. Participant deferrals, and any earnings on those deferrals, are general unsecured obligations of the Company. The Company informally funds the deferred compensation plan through a tax-advantaged investment known as variable universal life insurance. Deferred compensation plan assets are held as an asset of the Company within a special trust, known as a “Rabbi Trust.” At December 31, 2025 and 2024, the value of the assets held in the Rabbi Trust of $165.0 million and $148.0 million, respectively, and the unfunded liabilities of $179.6 million and $164.2 million, respectively, were included in the consolidated balance sheets in other assets and pension costs and other retirement plans, respectively.

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

The principal components of employee benefit costs are summarized as follows:

	Year ended December 31,
	2025	2024	2023
	(in millions)
Expense:
Savings plan	$63.3	$60.5	$34.5
Unfunded supplemental benefit plans	11.4	12.0	12.3
Other plans, net	32.3	26.4	26.8
	$107.0	$98.9	$73.6

The following table summarizes the benefit obligations and funded status associated with the Company’s unfunded supplemental benefit plans:

	December 31,
	2025	2024
	(in millions)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$185.1	$196.0
Service costs	0.1	0.1
Interest costs	9.4	9.6
Actuarial loss (gain)	3.4	(5.3)
Benefits paid	(15.0)	(15.3)
Projected benefit obligation at end of year	183.0	185.1
Change in plan assets:
Contributions	15.0	15.3
Benefits paid	(15.0)	(15.3)
Fair value of plan assets at end of year	—	—
Reconciliation of funded status:
Unfunded status of the plans	$183.0	$185.1
Amounts recognized in the consolidated balance sheet:
Accrued benefit liability	$183.0	$185.1
Amounts recognized in accumulated other comprehensive income/loss:
Unrecognized net actuarial loss	$44.8	$43.3
Accumulated benefit obligation at end of year	$183.0	$185.1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net periodic benefit costs related to the Company’s unfunded supplemental benefit pension plans are summarized as follows:

	Year ended December 31,
	2025	2024	2023
	(in millions)
Expense:
Service costs	$0.1	$0.1	$0.1
Interest costs	9.4	9.6	10.2
Amortization of net actuarial loss	1.9	2.3	2.0
	$11.4	$12.0	$12.3

Net actuarial loss for the unfunded supplemental benefit plans expected to be amortized from accumulated other comprehensive income/loss into net periodic benefit cost during 2026 is $2.0 million.

The weighted-average discount rate assumptions used to determine net periodic benefit costs for the Executive and Management Supplemental Benefit Plans for the years ended December 31, 2025, 2024 and 2023, are as follows:

	Year ended December 31,
	2025	2024	2023
Discount rates:
Projected benefit obligation	5.64%	5.21%	5.56%
Service cost	5.94%	5.40%	5.75%
Interest cost	5.35%	5.15%	5.45%

The weighted-average discount rate assumptions used to determine the projected benefit obligations for the Executive and Management Supplemental Benefit Plans at December 31, 2025 and 2024, are as follows:

	December 31,
	2025	2024
Discount rate	5.26%	5.64%

The discount rate assumptions used reflect the yield available on high-quality, fixed-income debt securities that match the expected timing of the benefit obligation payments.

The Company expects to make cash contributions of $15.9 million to its unfunded supplemental benefit plans during 2026.

Benefit payments, which reflect expected future service, as appropriate, are expected to be made as follows:

Year	(in millions)
2026	$15.9
2027	$16.8
2028	$16.5
2029	$16.1
2030	$15.7
Five years thereafter	$72.0

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of December 31, 2025 and 2024:

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2025
Debt securities:
U.S. Treasury bonds	$243.6	$—	$243.6	$—
Municipal bonds	960.1	—	960.1	—
Foreign government bonds	235.2	—	235.2	—
Governmental agency bonds	261.0	—	261.0	—
Governmental agency mortgage-backed securities	5,260.8	—	5,260.8	—
U.S. corporate debt securities	1,034.8	—	1,034.8	—
Foreign corporate debt securities	471.2	—	471.2	—
	8,466.7	—	8,466.7	—
Equity securities:
Common stocks	467.7	467.7	—	—
Preferred stocks	9.9	9.9	—	—
	477.6	477.6	—	—
Total	$8,944.3	$477.6	$8,466.7	$—

(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2024
Debt securities:
U.S. Treasury bonds	$175.6	$—	$175.6	$—
Municipal bonds	776.5	—	776.5	—
Foreign government bonds	211.6	—	211.6	—
Governmental agency bonds	189.8	—	189.8	—
Governmental agency mortgage-backed securities	4,502.3	—	4,502.3	—
U.S. corporate debt securities	925.6	—	925.6	—
Foreign corporate debt securities	484.5	—	484.5	—
	7,265.9	—	7,265.9	—
Equity securities:
Common stocks	374.7	374.7	—	—
Preferred stocks	12.1	12.1	—	—
	386.8	386.8	—	—
Total	$7,652.7	$386.8	$7,265.9	$—

There were no transfers between Levels 1, 2 and 3 during the years ended December 31, 2025 and 2024. Transfers into or out of the Level 3 category occur when unobservable inputs become either more, or less, significant to the fair value measurement. The Company’s policy is to recognize transfers between levels in the fair value hierarchy at the end of the reporting period.

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2025 and 2024:

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2025
Assets:
Cash and cash equivalents	$1,387.3	$1,387.3	$1,387.3	$—	$—
Deposits with banks	$78.5	$78.2	$9.9	$68.3	$—
Notes receivable, net	$35.7	$36.1	$—	$—	$36.1
Secured financings receivable	$986.1	$986.1	$—	$986.1	$—
Liabilities:
Secured financings payable	$906.5	$906.5	$—	$906.5	$—
Notes and contracts payable	$1,545.4	$1,459.9	$—	$1,452.1	$7.8

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2024
Assets:
Cash and cash equivalents	$1,718.1	$1,718.1	$1,718.1	$—	$—
Deposits with banks	$85.4	$85.3	$20.7	$64.6	$—
Notes receivable, net	$34.4	$34.6	$—	$—	$34.6
Secured financings receivable	$690.0	$690.0	$—	$690.0	$—
Liabilities:
Secured financings payable	$643.8	$643.8	$—	$643.8	$—
Notes and contracts payable	$1,546.6	$1,399.4	$—	$1,388.4	$11.0

Assets measured at fair value on a non-recurring basis

	Estimated fair value (3)
(in millions)	Total	Level 1	Level 2	Level 3
December 31, 2025
Non-marketable equity securities (1)	$108.3	$—	$105.1	$3.2
December 31, 2024
Non-marketable equity securities (2)	$23.4	$—	$5.1	$18.3

(1)
Excludes $165.2 million of non-marketable equity securities for which no observable price changes or impairment charges occurred during the year.
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

The following table presents the valuation techniques and significant unobservable inputs used in measuring the fair value of non-marketable equity securities classified within Level 3 of the fair value hierarchy as of December 31, 2025:

(in millions)	Fair Value	Approach	Input	Range	Weighted Average (1)
Non-marketable equity securities	$3.2	Market	Revenue Multiple	6.1-9.0	7.1

(1)
Weighted average is calculated based on the fair values of the non-marketable equity securities.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 18. Share-Based Compensation Plans:

The First American Financial Corporation 2020 Incentive Compensation Plan (the “Incentive Compensation Plan”), permits the granting of stock options, stock appreciation rights, restricted stock, RSUs, PRSUs, performance shares and other stock-based awards. Eligible participants, which include the Company’s directors and officers, as well as other employees, may elect to defer the distribution of their RSUs to a future date beyond the scheduled vesting date. In March 2025, the Company’s board of directors approved an amendment and restatement of the Incentive Compensation Plan, effective May 13, 2025, which increased the number of shares of company common stock available for grant by 2.0 million shares and extended the term until May 13, 2035. At December 31, 2025, 2.9 million shares of common stock remain available to be issued by the Company, subject to certain annual limits based on the type of award granted. The Company settles its equity awards with authorized but unissued shares of its common stock.

The First American Financial Corporation 2010 Employee Stock Purchase Plan (the “ESPP”), as amended and restated, allows eligible employees the option to purchase common stock of the Company at 85% of the lower of the closing price on either the first or last day of each quarterly offering period. There were 0.5 million shares issued in connection with this plan for the years ended December 31, 2025, 2024 and 2023, respectively. The plan terminates on July 1, 2032. At December 31, 2025, there were 7.5 million shares reserved for future issuances.

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Year ended December 31,
	2025	2024	2023
	(in millions)
Expense:
RSUs	$54.7	$40.2	$38.4
PRSUs	7.3	5.6	4.5
Employee stock purchase plan	6.4	6.2	6.2
	$68.4	$52.0	$49.1

The following table summarizes RSU and PRSU activity for the year ended December 31, 2025:

(in millions, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2024	1.2	$62.37
Granted during 2025	1.2	65.18
Vested during 2025	(1.1)	63.45
Forfeited during 2025	(0.1)	71.64
Unvested at December 31, 2025	1.2	$63.46

As of December 31, 2025, there was $46.5 million of total unrecognized compensation cost related to unvested RSUs and PRSUs that is expected to be recognized over a weighted-average period of 2.4 years. The weighted-average grant-date fair values of RSUs and PRSUs for the years ended December 31, 2025, 2024, and 2023 were $65.18, $58.91 and $63.73, respectively. The total fair values of shares distributed for the years ended December 31, 2025, 2024 and 2023 were $55.3 million, $55.1 million and $62.7 million, respectively. At December 31, 2025, 0.9 million shares were vested but not distributed.

NOTE 19. Stockholders’ Equity:

In July 2025, the Company’s board of directors approved a new share repurchase plan which authorizes the repurchase of up to $300 million of the Company’s common stock and terminated its prior share repurchase plan. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2025, the Company repurchased and retired 2.1 million shares of its common stock for a total purchase price of $122.3 million and, as of December 31, 2025, the Company has repurchased and retired 6.8 million shares of its common stock under the previous authorization for a total purchase price of $377.0 million.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20. Accumulated Other Comprehensive Income (Loss) (“AOCI”):

The following table presents a summary of the changes in each component of AOCI for the years ended December 31, 2025, 2024 and 2023:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2022	$(751.6)	$(82.1)	$(35.2)	$(868.9)
Change in unrealized losses on debt securities	262.3	—	—	262.3
Change in foreign currency translation adjustment	—	17.7	—	17.7
Net actuarial loss	—	—	(4.8)	(4.8)
Amortization of net actuarial loss	—	—	2.0	2.0
Tax effect	(64.3)	(0.5)	0.7	(64.1)
Balance at December 31, 2023	(553.6)	(64.9)	(37.3)	(655.8)
Change in unrealized losses on debt securities	272.7	—	—	272.7
Change in foreign currency translation adjustment	—	(47.1)	—	(47.1)
Net actuarial gain	—	—	5.3	5.3
Amortization of net actuarial loss	—	—	2.3	2.3
Tax effect	(72.8)	1.0	(2.0)	(73.8)
Balance at December 31, 2024	(353.7)	(111.0)	(31.7)	(496.4)
Change in unrealized losses on debt securities	275.0	—	—	275.0
Change in foreign currency translation adjustment	—	35.4	—	35.4
Net actuarial loss	—	—	(3.4)	(3.4)
Amortization of net actuarial loss	—	—	1.9	1.9
Tax effect	(68.9)	(0.7)	0.4	(69.2)
Balance at December 31, 2025	$(147.6)	$(76.3)	$(32.8)	$(256.7)

The following table presents the other comprehensive income (loss) reclassification adjustments for the years ended December 31, 2025, 2024 and 2023:

	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
	(in millions)
Year ended December 31, 2025
Pretax change before reclassifications	$263.6	$35.4	$(3.4)	$295.6
Reclassifications out of AOCI	11.4	—	1.9	13.3
Tax effect	(68.9)	(0.7)	0.4	(69.2)
Total other comprehensive income (loss), net of tax	$206.1	$34.7	$(1.1)	$239.7
Year ended December 31, 2024
Pretax change before reclassifications	$(62.4)	$(47.1)	$5.3	$(104.2)
Reclassifications out of AOCI	335.1	—	2.3	337.4
Tax effect	(72.8)	1.0	(2.0)	(73.8)
Total other comprehensive income (loss), net of tax	$199.9	$(46.1)	$5.6	$159.4
Year ended December 31, 2023
Pretax change before reclassifications	$181.4	$17.7	$(4.8)	$194.3
Reclassifications out of AOCI	80.9	—	2.0	82.9
Tax effect	(64.3)	(0.5)	0.7	(64.1)
Total other comprehensive income (loss), net of tax	$198.0	$17.2	$(2.1)	$213.1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the consolidated statements of income:

	Year ended December 31,
(in millions)	2025	2024	2023	Affected line items
Unrealized gains (losses) on debt securities:
Net realized losses on sales of debt securities	$(11.4)	$(335.1)	$(80.9)	Net investment gains (losses)
Tax effect	$2.9	$89.5	$19.8
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(1.9)	$(2.3)	$(2.0)	Other operating expenses
Tax effect	$0.5	$0.6	$0.5

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

Information about reportable segment performance, significant expenses and assets for the years ended December 31, 2025, 2024 and 2023, are as follows:

Year Ended December 31, 2025	Title Insurance and Services	Home Warranty	Corporate	Consolidated
	(dollars in millions)
Total segment revenue (1)	$6,977.7	$442.9	$31.7	$7,452.3
Elimination of intersegment revenue				(0.1)
Total consolidated revenue				$7,452.2

Less: (2)
Personnel costs	2,131.4	84.1	44.4	2,259.9
Premiums retained by agents	2,374.0	—	—	2,374.0
Other operating expenses (3)	1,081.7	90.4	38.5	1,210.6
Provision for policy losses	159.2	171.9	(4.4)	326.7
Depreciation and amortization	210.8	5.3	0.1	216.2
Premium taxes	77.0	4.7	—	81.7
Interest	96.2	—	60.8	157.0
Segment income (loss) before income taxes	$847.4	$86.5	$(107.7)	$826.1
Elimination of intersegment expenses				0.1
Consolidated income before income taxes				$826.2

Pretax margin	12.1%	19.5%

Segment assets	$15,287.9	$395.3	$911.9	$16,595.1
Elimination of intersegment assets (4)				(366.3)
Consolidated total assets				$16,228.8

Segment capital expenditures	$186.0	$6.4	$—	$192.4

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

Corporate - employee benefit expense and certain overhead expenses.

(4)
Elimination of intersegment asset balances:

Holding company cash balances also included in the title insurance and services segment	$(366.3)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2024	Title Insurance and Services	Home Warranty	Corporate	Consolidated
	(dollars in millions)
Total segment revenue (1)	$5,737.3	$425.7	$(33.4)	$6,129.6
Elimination of intersegment revenue				(1.5)
Total consolidated revenue				$6,128.1

Less: (2)
Personnel costs	1,953.2	81.2	24.9	2,059.3
Premiums retained by agents	2,044.6	—	—	2,044.6
Other operating expenses (3)	992.5	86.0	35.2	1,113.7
Provision for policy losses	138.3	184.4	(2.7)	320.0
Depreciation and amortization	202.2	5.1	0.1	207.4
Premium taxes	63.7	4.6	—	68.3
Interest	96.6	—	54.3	150.9
Segment income (loss) before income taxes	$246.2	$64.4	$(145.2)	$163.9
Elimination of intersegment expenses				1.5
Consolidated income before income taxes				$165.4

Pretax margin	4.3%	15.1%

Segment assets	$13,989.6	$370.4	$754.6	$15,114.6
Elimination of intersegment assets (4)				(206.0)
Consolidated total assets				$14,908.6

Segment capital expenditures	$229.3	$5.9	$—	$235.2

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

Corporate - employee benefit expense and certain overhead expenses.

(4)
Elimination of intersegment asset balances:

Holding company cash balances also included in the title insurance and services segment	$(206.0)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Year Ended December 31, 2023	Title Insurance and Services	Home Warranty	Corporate	Consolidated
	(dollars in millions)
Total segment revenue (1)	$5,724.8	$417.2	$(137.2)	$6,004.8
Elimination of intersegment revenue				(1.3)
Total consolidated revenue				$6,003.5

Less: (2)
Personnel costs	1,876.0	77.8	35.3	1,989.1
Premiums retained by agents	1,952.2	—	—	1,952.2
Other operating expenses (3)	937.7	82.8	46.5	1,067.0
Provision for policy losses	139.9	193.1	3.3	336.3
Depreciation and amortization	183.6	4.8	0.1	188.5
Premium taxes	59.1	4.4	—	63.5
Interest	82.3	—	51.4	133.7
Segment income (loss) before income taxes	$494.0	$54.3	$(273.8)	$273.2
Elimination of intersegment expenses				1.2
Consolidated income before income taxes				$274.4

Pretax margin	8.6%	13.0%

Segment assets	$15,768.2	$351.9	$832.5	$16,952.6
Elimination of intersegment assets (4)				(149.8)
Consolidated total assets				$16,802.8

Segment capital expenditures	$271.1	$7.6	$—	$278.7

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
Elimination of intersegment asset balances:

Holding company cash balances also included in the title insurance segment and services segment	$(94.8)
Holding company dividend receivable from a subsidiary within the title insurance and services segment	(10.0)
Holding company receivable from a subsidiary within the title insurance and services segment	(45.0)
$(149.8)

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information about the Company’s revenues, by segment, for the years ended December 31, 2025, 2024 and 2023, is as follows:

	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
	(in millions)
2025
Title Insurance and Services	$2,347.5	$2,959.4	$1,050.5	$594.8	$25.5	$6,977.7
Home Warranty	415.2	—	23.0	5.0	(0.3)	442.9
Corporate and Eliminations	—	—	14.7	21.2	(4.3)	31.6
	$2,762.7	$2,959.4	$1,088.2	$621.0	$20.9	$7,452.2
2024
Title Insurance and Services	$2,048.3	$2,561.9	$938.2	$534.3	$(345.4)	$5,737.3
Home Warranty	397.8	—	22.5	4.0	1.4	425.7
Corporate and Eliminations	(0.1)	—	0.1	22.7	(57.6)	(34.9)
	$2,446.0	$2,561.9	$960.8	$561.0	$(401.6)	$6,128.1
2023
Title Insurance and Services	$1,856.4	$2,449.3	$917.1	$540.2	$(38.2)	$5,724.8
Home Warranty	395.6	—	21.7	5.9	(6.0)	417.2
Corporate and Eliminations	0.1	—	(0.3)	23.9	(162.2)	(138.5)
	$2,252.1	$2,449.3	$938.5	$570.0	$(206.4)	$6,003.5

The Company’s title insurance and services segment offers title insurance, closing services and similar or related products and services both domestically and internationally. The operations of the Company’s home warranty and corporate segments are entirely domestic.

Domestic and foreign revenues from external customers for the title insurance and services segment are as follows:

	Year Ended December 31,
	2025		2024		2023
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in millions)
Revenues	$6,450.3	$527.5	$5,314.6	$421.4	$5,351.6	$372.2

Domestic and foreign long-lived assets for the title insurance and services segment are as follows:

	December 31,
	2025		2024		2023
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
	(in millions)
Long-lived assets	$950.5	$52.5	$961.5	$55.5	$977.2	$53.0

SCHEDULE I

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUMMARY OF INVESTMENTS—OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

December 31, 2025

Column A	Column B	Column C	Column D
Type of investment	Cost	Market value	Amount at which shown in the balance sheet
Deposits with banks:
Consolidated	$78.5	$78.2	$78.5
Debt securities:
U.S. Treasury bonds
Consolidated	$244.2	$243.6	$243.6
Municipal bonds
Consolidated	$1,003.5	$960.1	$960.1
Foreign government bonds
Consolidated	$239.4	$235.2	$235.2
Governmental agency bonds
Consolidated	$268.3	$261.0	$261.0
Governmental agency mortgage-backed securities
Consolidated	$5,401.9	$5,260.8	$5,260.8
U.S. corporate debt securities
Consolidated	$1,032.8	$1,034.8	$1,034.8
Foreign corporate debt securities
Consolidated	$466.6	$471.2	$471.2
Total debt securities:
Consolidated	$8,656.7	$8,466.7	$8,466.7
Equity securities:
Consolidated (1)	$838.4	$849.1	$849.1
Notes receivable, net:
Consolidated	$35.7	$36.1	$35.7
Total investments:
Consolidated	$9,609.3	$9,430.1	$9,430.0

(1)
Included in equity securities are non-marketable equity securities and equity method investments, at carrying amount. Estimates of fair value for these investments could not be made without incurring excessive costs.

SCHEDULE II

1 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED BALANCE SHEETS

(in millions, except par values)

	December 31,
	2025	2024
Assets
Cash and cash equivalents	$338.9	$196.2
Due from subsidiaries, net	10.2	7.6
Income taxes receivable	65.0	61.3
Investment in subsidiaries	7,224.3	6,529.5
Equity securities	6.2	14.6
Deferred income taxes	9.4	43.8
Other assets	171.4	162.1
	$7,825.4	$7,015.1
Liabilities and Equity
Accounts payable and other accrued liabilities	$40.5	$32.0
Pension costs and other retirement plans	367.6	354.4
Income taxes payable	42.7	27.0
Deferred income taxes	312.7	139.1
Notes and contracts payable	1,537.6	1,535.6
	2,301.1	2,088.1
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares;
Outstanding—102.0 shares and 103.0 shares	—	—
Additional paid-in capital	1,744.4	1,787.6
Retained earnings	4,011.8	3,617.3
Accumulated other comprehensive loss	(256.7)	(496.4)
Total stockholders’ equity	5,499.5	4,908.5
Noncontrolling interests	24.8	18.5
Total equity	5,524.3	4,927.0
	$7,825.4	$7,015.1

See Notes to Condensed Financial Statements

SCHEDULE II

2 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF INCOME

(in millions)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Information and other	$14.8	$—	$—
Dividends from subsidiaries	585.9	172.5	411.3
Other income	17.9	20.2	22.5
Net investment (losses) gains	(6.4)	(37.9)	12.5
	612.2	154.8	446.3
Expenses:
Other expenses	111.1	88.6	97.8
Income before income taxes and equity in undistributed earnings of subsidiaries	501.1	66.2	348.5
Income taxes	121.9	13.2	74.8
Equity in undistributed earnings (losses) of subsidiaries	246.0	79.6	(58.2)
Net income	625.2	132.6	215.5
Less: Net income (loss) attributable to noncontrolling interests	3.4	1.5	(1.3)
Net income attributable to the Company	$621.8	$131.1	$216.8

See Notes to Condensed Financial Statements

SCHEDULE II

3 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$625.2	$132.6	$215.5
Other comprehensive income (loss), net of tax:
Change in unrealized losses on debt securities	206.1	199.9	198.0
Change in foreign currency translation adjustment	34.7	(46.1)	17.2
Change in pension benefit adjustment	(1.1)	5.6	(2.1)
Total other comprehensive income, net of tax	239.7	159.4	213.1
Comprehensive income	864.9	292.0	428.6
Less: Comprehensive income (loss) attributable to noncontrolling interests	3.4	1.5	(1.3)
Comprehensive income attributable to the Company	$861.5	$290.5	$429.9

See Notes to Condensed Financial Statements

SCHEDULE II

4 OF 5

FIRST AMERICAN FINANCIAL CORPORATION

(Parent Company)

CONDENSED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Cash provided by operating activities	$631.9	$221.8	$309.0
Cash flows from investing activities:
Acquisitions/dispositions, net of cash acquired/divested	—	—	(2.5)
Net payments to subsidiaries	(150.9)	(70.8)	(160.8)
Purchases of equity securities	—	—	(25.0)
Proceeds from insurance settlement	—	4.0	—
Cash used for investing activities	(150.9)	(66.8)	(188.3)
Cash flows from financing activities:
Net proceeds from issuance of unsecured senior notes	—	444.0	—
Repayment of senior unsecured notes	—	(300.0)	(250.0)
Net activity related to noncontrolling interests	—	0.2	0.3
Net proceeds in connection with share-based compensation	7.0	6.9	0.4
Repurchases of Company shares	(122.3)	(68.5)	(72.7)
Payments of cash dividends	(223.0)	(220.7)	(216.6)
Cash used for financing activities	(338.3)	(138.1)	(538.6)
Net increase (decrease) in cash and cash equivalents	142.7	16.9	(417.9)
Cash and cash equivalents—Beginning of period	196.2	179.3	597.2
Cash and cash equivalents—End of period	$338.9	$196.2	$179.3

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

NOTE 2. Dividends Received:

The holding company received cash dividends from subsidiaries of $581.7 million, $148.3 million and $355.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

SCHEDULE III

1 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

BALANCE SHEET CAPTIONS

Column A	Column B	Column C	Column D
Segment	Deferred policy acquisition costs	Claims reserves	Deferred revenues
2025
Title Insurance and Services	$—	$1,150.5	$3.7
Home Warranty	26.3	13.5	210.3
Corporate and Eliminations	—	5.6	—
Total	$26.3	$1,169.6	$214.0
2024
Title Insurance and Services	$—	$1,164.7	$4.0
Home Warranty	21.7	15.4	206.4
Corporate and Eliminations	—	13.3	—
Total	$21.7	$1,193.4	$210.4

SCHEDULE III

2 OF 2

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

INCOME STATEMENT CAPTIONS

Column A	Column F	Column G	Column H	Column I	Column J	Column K
Segment	Premiums and escrow fees	Net investment income (1)	Loss provision	Amortization of deferred policy acquisition costs (credits)	Other operating expenses	Premiums written
2025
Title Insurance and Services	$5,306.9	$620.3	$159.2	$—	$1,081.7	$—
Home Warranty	415.2	4.7	171.9	(4.6)	90.4	419.0
Corporate and Eliminations	—	16.9	(4.5)	—	38.5	—
Total	$5,722.1	$641.9	$326.6	$(4.6)	$1,210.6	$419.0
2024
Title Insurance and Services	$4,610.2	$188.9	$138.3	$—	$992.5	$—
Home Warranty	397.8	5.4	184.4	(1.4)	86.0	411.3
Corporate and Eliminations	(0.1)	(34.9)	(2.7)	—	34.9	—
Total	$5,007.9	$159.4	$320.0	$(1.4)	$1,113.4	$411.3
2023
Title Insurance and Services	$4,305.7	$502.0	$139.9	$—	$937.7	$—
Home Warranty	395.6	(0.1)	193.1	(0.2)	82.8	398.4
Corporate and Eliminations	0.1	(138.3)	3.3	—	46.5	—
Total	$4,701.4	$363.6	$336.3	$(0.2)	$1,067.0	$398.4

(1) Includes net investment income and net investment gains (losses).

SCHEDULE IV

1 OF 1

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

REINSURANCE

(dollars in millions)

Segment	Premiums and escrow fees before reinsurance	Ceded to other companies	Assumed from other companies	Premiums and escrow fees	Percentage of amount assumed to premiums and escrow fees
Title Insurance and Services
2025	$5,326.6	$20.6	$0.9	$5,306.9	0.0%
2024	$4,629.5	$21.1	$1.8	$4,610.2	0.0%
2023	$4,321.2	$17.6	$2.1	$4,305.7	0.0%

SCHEDULE V

1 OF 3

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

VALUATION AND QUALIFYING ACCOUNTS

(in millions)

Year Ended December 31, 2025

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions from reserve		Balance at end of period
Reserve deducted from accounts receivable:
Consolidated	$21.5	$9.5	$—	$7.1	(1)	$23.9
Reserve for known and incurred but not reported claims:
Consolidated	$1,193.4	$326.6	$8.0	$358.4	(2)	$1,169.6
Reserve deducted from notes receivable:
Consolidated	$2.0	$—	$—	$—		$2.0
Reserve deducted from deferred income taxes:
Consolidated	$27.9	$2.4	$—	$0.9		$29.4

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of December 31, 2025, the end of the fiscal year covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on that assessment under the framework in Internal Control—Integrated Framework (2013), management determined that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements provided in Item 8, above, has issued a report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

(a) On February 17, 2026, the Company entered into amended and restated employment agreements with Mark E. Seaton, Matthew F. Wajner, and Lisa W. Cornehl. Pursuant to the amendments, the term of each of the revised agreements was extended by one year and now expires on December 31, 2028. Each of the revised agreements incorporates the executive’s base salary at the time of the execution of the agreement. The description of the amended and restated employment agreements provided herein is qualified in its entirety by reference to the employment agreements, which are attached hereto as Exhibits 10.6 to 10.8.

(b) During the quarter ended December 31, 2025, no director or Section 16 officer informed the Company of the adoption or termination of any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Items 10 through 14 of this report is expected to be set forth in the definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2025 for the Company’s upcoming 2026 meeting of stockholders (the “2026 Proxy Statement”). If the 2026 Proxy Statement is not filed within 120 days after the fiscal year ended December 31, 2025, the Company will file an amendment to this Annual Report on Form 10-K to include the information required by Items 10 through 14.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be set forth under the captions “Information Regarding the Nominees for Election,” “Information Regarding the Other Incumbent Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports,” if any, “Code of Ethics” and “Board and Committee Meetings,” and "Insider Trading Policy" in the 2026 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item will be set forth under the captions “Executive Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Pay Versus Performance,” “Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth under the captions “Securities Authorized for Issuance under Equity Compensation Plans,” “Who are the largest principal stockholders outside of management?” and “Security Ownership of Management” in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth under the captions “Independence of Directors” and “Transactions and Litigation with Management and Others” in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item will be set forth under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-approval of Audit and Permissible Nonaudit Services of Independent Auditor” in the 2026 Proxy Statement and is incorporated herein by reference.

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

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of First American Financial Corporation effective as of May 14, 2025.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed May 16, 2025.

3.2	Bylaws of First American Financial Corporation, amended and restated effective as of November 7, 2023.	Incorporated by reference herein to Exhibit 3.1 to the Current Report on Form 8-K filed November 9, 2023.

4.1	Description of the Registrant's Securities.	Incorporated by reference herein to Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2022.

4.2	Indenture, dated as of January 24, 2013, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.1 to the Form S-3ASR filed January 24, 2013.

4.3	First Supplemental Indenture, dated as of January 29, 2013, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed January 29, 2013.

4.4	Second Supplemental Indenture, dated as of November 10, 2014, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed November 10, 2014.

4.5	Third Supplemental Indenture, dated as of May 15, 2020, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed May 15, 2020.

4.6	Fourth Supplemental Indenture, dated as of August 3, 2021, between First American Financial Corporation and U.S. Bank National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed August 3, 2021.

4.7	Fifth Supplemental Indenture, dated as of September 30, 2024, between First American Financial Corporation and U.S. Bank Trust Company, National Association, as Trustee.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed September 30, 2024.

4.8	Form of 4.00% Senior Notes due 2030.	Incorporated by reference herein to Exhibit A to Exhibit 4.2 to the Current Report on Form 8-K filed May 15, 2020.

4.9	Form of 2.40% Senior Notes due 2031.	Incorporated by reference herein to Exhibit A to Exhibit 4.2 to the Current Report on Form 8-K filed August 3, 2021.

4.10	Form of 5.45% Senior Notes due 2034.	Incorporated by reference herein to Exhibit 4.2 to the Current Report on Form 8-K filed September 30, 2024.

Exhibit No.	Description	Location

10.1	Credit Agreement dated as of May 17, 2023, among First American Financial Corporation, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference herein to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

*10.2	First American Financial Corporation Executive Supplemental Benefit Plan, amended and restated effective as of January 1, 2011.	Incorporated by reference herein to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2010.

*10.2.1	Amendment No. 1, dated January 21, 2015, to First American Financial Corporation Executive Supplemental Benefit Plan.	Incorporated by reference herein to Exhibit 10.5.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

*10.3	First American Financial Corporation Deferred Compensation Plan, amended and restated effective as of January 1, 2026.	Attached.

*10.4	First American Financial Corporation 2010 Incentive Compensation Plan, amended and restated effective as of February 4, 2019.	Incorporated by reference herein to Exhibit 10.6 to the 10-K for the fiscal year ended December 31, 2018.

*10.5	First American Financial Corporation 2020 Incentive Compensation Plan, as amended and restated on May 13, 2025.	Incorporated by reference herein to Exhibit 10.1 to the current report on Form 8-K filed May 16, 2025.

*10.5.1	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 2, 2022.	Incorporated by reference herein to Exhibit 10.6.4 to the Annual Report on form 10-K for the fiscal year ended December 31, 2021.

*10.5.2	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 17, 2023.	Incorporated by reference herein to Exhibit 10.5.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

*10.5.3

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director) for Non-Employee Director Restricted Stock Unit Award approved February 2, 2022.

Incorporated by reference herein to Exhibit 10.6.2 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

*10.5.4	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved February 2, 2022.	Incorporated by reference herein to Exhibit 10.6.4 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

*10.5.5	Form of Performance Restricted Stock Unit Grant (Employee) and Performance Restricted Stock Unit Award Agreement (Employee), approved February 2, 2022.	Incorporated by reference herein to Exhibit 10.6.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

*10.5.6	Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement for Non-Employee Director Restricted Stock Unit Award approved January 21, 2024.	Incorporated by reference herein to exhibit 10.5.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

*10.5.7	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 21, 2025.	Incorporated by reference herein to Exhibit 10.5.13 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

*10.5.8	Form of Performance Restricted Stock Unit Grant (Employee) and Performance Restricted Stock Unit Award (Employee), approved January 21, 2025.	Incorporated by reference herein to Exhibit 10.5.14 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Exhibit No.	Description	Location
*10.5.9	Form of Notice of Restricted Stock Unit Grant (Non-Employee Executive Chairman) and Restricted Stock Unit Award Agreement (Non-Employee Executive Chairman) approved May 21, 2025.	Incorporated by reference herein to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

*10.5.10

Form of Notice of Performance Restricted Stock Unit Grant (Non-Employee Executive Chairman) and Performance Restricted Stock Unit Award Agreement (Non-Employee Executive Chairman), approved May 21, 2025.

Attached.

*10.5.11	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee), approved January 16, 2024.	Incorporated by reference herein to Exhibit 10.5.8 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

*10.5.12	Form of Performance Restricted Stock Unit Grant (Employee) and Performance Restricted Stock Unit Award Agreement (Employee), approved January 16, 2024.	Incorporated by reference herein to Exhibit 10.5.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

*10.5.13

Form of Notice of Restricted Stock Unit Grant (Non-Employee Director) and Restricted Stock Unit Award Agreement (Non-Employee Director), for Non-Employee Director Restricted Stock Unit Award approved January 20, 2026.

Attached.

*10.5.14	Form of Notice of Restricted Stock Unit Grant (Employee) and Restricted Stock Unit Award Agreement (Employee) approved January 20, 2026.	Attached.

*10.5.15	Form of Performance Restricted Stock Unit Grant (Employee) and Performance Restricted Stock Unit Award Agreement (Employee), approved January 20, 2026.	Attached.

*10.6	Employment Agreement, dated February 17, 2026, between First American Financial Corporation and Mark E. Seaton.	Attached.

*10.7	Employment Agreement, dated February 17, 2026, between First American Financial Corporation and Matthew F. Wajner.	Attached.

*10.8	Employment Agreement, dated February 17, 2026, between First American Financial Corporation and Lisa W. Cornehl.	Attached.

*10.9	First American Financial Corporation Form of Amended and Restated Change in Control Agreement as of December 31, 2010.	Incorporated by reference herein to Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

19	Policy Regarding Trading in the Stock of First American Financial Corporation.	Incorporated by reference herein to Exhibit 19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

21	Subsidiaries of the Registrant.	Attached.

23	Consent of Independent Registered Public Accounting Firm.	Attached.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

Exhibit No.	Description	Location
31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

97	Policy Governing the Recovery of Certain Incentive Compensation.	Incorporated by reference herein to Exhibit 97 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	N/A.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document.	Attached.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	N/A.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

By	/S/ MARK E. SEATON
Mark E. Seaton
Chief Executive Officer
(Principal Executive Officer)

Date: February 17, 2026

By	/S/ MATTHEW F. WAJNER
Matthew F. Wajner
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: February 17, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Mark E. Seaton Mark E. Seaton	Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2026

/S/ MATTHEW F. WAJNER Matthew F. Wajner	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 17, 2026

/S/ Steven A. Adams Steven A. Adams	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2026

/S/ Dennis J. Gilmore Dennis J. Gilmore	Chairman of the Board of Directors	February 17, 2026

/S/ JEFFREY J. DAILEY Jeffrey J. Dailey	Director	February 17, 2026

/S/ JAMES L. DOTI James L. Doti	Director	February 17, 2026

/S/ REGINALD H. GILYARD Reginald H. Gilyard	Director	February 17, 2026

/S/ Parker S. Kennedy Parker S. Kennedy	Director	February 17, 2026

/S/ MARGARET M. MCCARTHY Margaret M. McCarthy	Director	February 17, 2026

/S/ MICHAEL D. MCKEE Michael D. McKee	Director	February 17, 2026

Signature	Title	Date
/S/ Mark C. Oman Mark C. Oman	Director	February 17, 2026

/S/ Marsha A. Spence Marsha A Spence	Director	February 17, 2026

/S/ Deborah L. Wahl Deborah L. Wahl	Director	February 17, 2026