Form 10-Q
period 2026-03-31
First American Financial Corp
filed 2026-04-24
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

On April 20, 2026 there were 101.9 million shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in millions, except par values)

(unaudited)

	March 31, 2026	December 31, 2025
Assets
Cash and cash equivalents	$2,436.2	$1,387.3
Accounts and accrued income receivable, less allowance for credit losses of $24.2 and $23.9	398.0	432.6
Income taxes receivable	54.4	65.0
Investments:
Deposits with banks	81.9	78.5
Debt securities (amortized cost of $9,239.2 and $8,656.7; pledged of $168.7 and $170.3)	8,978.1	8,466.7
Equity securities	870.2	849.1
	$9,930.2	$9,394.3
Secured financings receivable	1,193.0	986.1
Property and equipment, net	671.9	682.3
Operating lease assets	195.0	205.7
Title plants and other indexes	687.4	686.7
Deferred income taxes	9.4	9.4
Goodwill	1,817.9	1,819.3
Other intangible assets, net	95.0	100.0
Other assets	448.2	460.1
	$17,936.6	$16,228.8
Liabilities and Equity
Deposits	$7,082.0	$5,292.7
Accounts payable and accrued liabilities	792.6	1,002.7
Deferred revenue	199.3	214.0
Reserve for known and incurred but not reported claims	1,166.3	1,169.6
Income taxes payable	41.0	42.7
Deferred income taxes	312.7	312.7
Operating lease liabilities	206.7	218.2
Secured financings payable	1,078.6	906.5
Notes and contracts payable	1,545.2	1,545.4
	$12,424.4	$10,704.5
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares; Outstanding—102.1 shares and 102.0 shares	—	—
Additional paid-in capital	1,732.6	1,744.4
Retained earnings	4,079.5	4,011.8
Accumulated other comprehensive loss	(322.5)	(256.7)
Total stockholders’ equity	$5,489.6	$5,499.5
Noncontrolling interests	22.6	24.8
Total equity	$5,512.2	$5,524.3
	$17,936.6	$16,228.8

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues
Direct premiums and escrow fees	$660.2	$561.1
Agent premiums	759.4	654.6
Information and other	275.1	242.2
Net investment income (loss)	152.4	135.2
Net investment gains (losses) (realized losses of $(1.3), $(1.5))	(9.1)	(10.8)
	1,838.0	1,582.3
Expenses
Personnel costs	568.2	506.7
Premiums retained by agents	602.2	525.5
Other operating expenses	310.4	278.3
Provision for policy losses and other claims	77.8	70.1
Depreciation and amortization	54.6	52.5
Premium taxes	21.1	17.4
Interest	41.9	35.2
	1,676.2	1,485.7
Income before income taxes	161.8	96.6
Income taxes	37.0	21.8
Net income	124.8	74.8
Less: Net (loss) income attributable to noncontrolling interests	(0.3)	0.6
Net income attributable to the Company	$125.1	$74.2
Net income per share attributable to the Company's stockholders (Note 10):
Basic	$1.21	$0.72
Diluted	$1.21	$0.71
Cash dividends per share	$0.55	$0.54
Weighted-average common shares outstanding (Note 10):
Basic	103.0	103.8
Diluted	103.3	104.2

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$124.8	$74.8
Other comprehensive income (loss), net of tax:
Change in unrealized losses on debt securities	(54.0)	92.3
Change in foreign currency translation adjustment	(12.2)	3.9
Change in pension benefit adjustment	0.4	0.4
Total other comprehensive (loss) income, net of tax	(65.8)	96.6
Comprehensive income	59.0	171.4
Less: Comprehensive (loss) income attributable to noncontrolling interests	(0.3)	0.6
Comprehensive income attributable to the Company	$59.3	$170.8

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2025	102.0	$—	$1,744.4	$4,011.8	$(256.7)	$5,499.5	$24.8	$5,524.3
Net income (loss) for the three months ended March 31, 2026	—	—	—	125.1	—	125.1	(0.3)	124.8
Dividends on common shares	—	—	—	(56.2)	—	(56.2)	—	(56.2)
Repurchases of Company shares	(0.6)	—	(33.5)	—	—	(33.5)	—	(33.5)
Shares issued in connection with share-based compensation	0.7	—	(5.4)	(1.2)	—	(6.6)	—	(6.6)
Share-based compensation	—	—	27.1	—	—	27.1	—	27.1
Net activity related to noncontrolling interests	—	—	—	—	—	—	(1.9)	(1.9)
Other comprehensive loss	—	—	—	—	(65.8)	(65.8)	—	(65.8)
Balance at March 31, 2026	102.1	$—	$1,732.6	$4,079.5	$(322.5)	$5,489.6	$22.6	$5,512.2

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$124.8	$74.8
Adjustments to reconcile net income to cash provided by operating activities:
Provision for policy losses and other claims	77.8	70.1
Depreciation and amortization	54.6	52.5
Amortization of premiums and accretion of discounts on debt securities, net	(12.8)	(10.0)
Net investment losses	9.1	10.8
Share-based compensation	27.1	30.6
Equity in earnings of affiliates, net	(2.2)	(2.7)
Dividends from equity method investments	1.3	2.3
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(77.7)	(76.3)
Net change in income tax accounts	26.5	12.8
Decrease (increase) in accounts and accrued income receivable	32.6	(2.3)
Decrease in accounts payable and accrued liabilities	(246.9)	(202.0)
Decrease in deferred revenue	(14.6)	(14.5)
Other, net	6.0	1.1
Cash provided by (used for) operating activities	5.6	(52.8)
Cash flows from investing activities:
Acquisitions/dispositions, net of cash acquired/divested	(0.2)	(4.4)
Net (increase) decrease in deposits with banks	(4.6)	22.9
Purchases of debt securities	(987.0)	(468.2)
Proceeds from sales of debt securities	267.3	266.8
Proceeds from maturities of debt securities	187.4	146.0
Purchases of equity securities	(29.7)	(16.9)
Proceeds from sales of equity securities	1.4	15.1
Net change in other investments	(5.0)	(0.6)
Advances under secured financing agreements	(15,550.8)	(7,861.3)
Collections of secured financings receivable	15,343.8	7,706.6
Capital expenditures	(38.3)	(41.7)
Proceeds from sales of property and equipment	—	0.1
Proceeds from insurance settlement	—	1.1
Cash used for investing activities	(815.7)	(234.5)
Cash flows from financing activities:
Net change in deposits	1,789.3	612.9
Borrowings under secured financing agreements	15,026.0	7,592.5
Repayments of secured financings payable	(14,853.8)	(7,500.5)
Repayments of other notes and contracts payable	(0.6)	(0.6)
Net activity related to noncontrolling interests	(1.9)	(1.4)
Net payments in connection with share-based compensation	(6.6)	(6.7)
Repurchases of Company shares	(33.5)	(28.2)
Payments of cash dividends	(56.2)	(55.7)
Cash provided by financing activities	1,862.7	612.3
Effect of exchange rate changes on cash	(3.7)	2.0
Net increase in cash and cash equivalents	1,048.9	327.0
Cash and cash equivalents—Beginning of period	1,387.3	1,718.1
Cash and cash equivalents—End of period	$2,436.2	$2,045.1
Supplemental information:
Cash paid (received) during the period for:
Interest	$45.1	$40.6
Premium taxes	$32.2	$25.7
Income taxes paid	$10.3	$11.1
Income tax refunds	$(0.1)	$(2.1)

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Basis of Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial information included in this report has been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Securities and Exchange Commission Regulation S-X. The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these financial statements should be read in conjunction with the First American Financial Corporation (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2025. The condensed consolidated financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the consolidated results for the interim periods. All material intercompany transactions and balances have been eliminated upon consolidation.

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
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 2 –Trust Assets, Escrow and Other Deposits

The Company administers escrow deposits as a service to customers in its direct title operations. Escrow deposits totaled $10.5 billion and $9.3 billion at March 31, 2026 and December 31, 2025, respectively, of which $4.1 billion and $3.7 billion, respectively, were held at First American Trust, FSB (“FA Trust”). The remaining deposits were held at third-party financial institutions. Escrow deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

Trust assets administered by FA Trust totaled $5.8 billion and $5.6 billion at March 31, 2026 and December 31, 2025, respectively, of which $243.8 million and $173.9 million, respectively, were held at FA Trust. The remaining trust assets were held at third-party financial institutions. Trust assets administered by FA Trust and held at third-party institutions are fiduciary client assets, which are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. The Company could be held contingently liable if FA Trust were to breach any of its fiduciary duties.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.6 billion and $2.7 billion at March 31, 2026 and December 31, 2025, respectively, of which $588.3 million and $93.6 million, respectively, were held at FA Trust. The like-kind exchange deposits held at third-party financial institutions are not included in the accompanying condensed consolidated balance sheets as the proceeds and property are not considered assets of the Company due to the structure utilized to facilitate these transactions. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $2.5 billion and $1.6 billion at March 31, 2026 and December 31, 2025, respectively, of which $1.7 billion and $1.0 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense. The Company maintains certain debt securities on deposit with a fair value of $54.3 million at March 31, 2026 for which it has provided a secured interest as collateral in connection with a mortgage loan subservicing agreement.

Deposit balances held at FA Trust are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 3 – Debt Securities

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated
(in millions)	cost	Gains	Losses	fair value
March 31, 2026
U.S. Treasury bonds	$225.2	$0.3	$(2.5)	$223.0
Municipal bonds	1,062.7	6.8	(59.4)	1,010.1
Foreign government bonds	221.7	0.8	(4.4)	218.1
Governmental agency bonds	311.1	0.2	(8.6)	302.7
Governmental agency mortgage-backed securities	5,737.6	26.4	(204.0)	5,560.0
U.S. corporate debt securities	1,189.9	7.8	(22.5)	1,175.2
Foreign corporate debt securities	491.0	5.5	(7.5)	489.0
	$9,239.2	$47.8	$(308.9)	$8,978.1
December 31, 2025
U.S. Treasury bonds	$244.2	$1.0	$(1.6)	$243.6
Municipal bonds	1,003.5	9.9	(53.3)	960.1
Foreign government bonds	239.4	1.1	(5.3)	235.2
Governmental agency bonds	268.3	0.3	(7.6)	261.0
Governmental agency mortgage-backed securities	5,401.9	41.9	(183.0)	5,260.8
U.S. corporate debt securities	1,032.8	15.7	(13.7)	1,034.8
Foreign corporate debt securities	466.6	9.5	(4.9)	471.2
	$8,656.7	$79.4	$(269.4)	$8,466.7

Sales of debt securities resulted in realized gains of $1.2 million and $1.1 million, realized losses of $2.5 million and $2.6 million and proceeds of $267.3 million and $266.8 million for the three months ended March 31, 2026 and 2025, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities in an unrealized loss position, and their respective length of time in such position, are as follows:

	Less than 12 months		12 months or longer		Total
(in millions)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
March 31, 2026
U.S. Treasury bonds	$112.7	$(1.3)	$34.5	$(1.2)	$147.2	$(2.5)
Municipal bonds	247.7	(3.7)	428.3	(55.7)	676.0	(59.4)
Foreign government bonds	83.1	(0.4)	46.8	(4.0)	129.9	(4.4)
Governmental agency bonds	253.7	(3.0)	27.8	(5.6)	281.5	(8.6)
Governmental agency mortgage-backed securities	2,584.3	(32.3)	1,317.8	(171.7)	3,902.1	(204.0)
U.S. corporate debt securities	586.5	(7.8)	96.2	(14.7)	682.7	(22.5)
Foreign corporate debt securities	206.6	(2.4)	53.1	(5.1)	259.7	(7.5)
	$4,074.6	$(50.9)	$2,004.5	$(258.0)	$6,079.1	$(308.9)
December 31, 2025
U.S. Treasury bonds	$61.7	$(0.3)	$36.3	$(1.3)	$98.0	$(1.6)
Municipal bonds	118.6	(1.1)	451.3	(52.2)	569.9	(53.3)
Foreign government bonds	76.2	(0.3)	59.8	(5.0)	136.0	(5.3)
Governmental agency bonds	210.6	(1.5)	28.9	(6.1)	239.5	(7.6)
Governmental agency mortgage-backed securities	988.8	(9.8)	1,479.1	(173.2)	2,467.9	(183.0)
U.S. corporate debt securities	169.4	(0.8)	101.2	(12.9)	270.6	(13.7)
Foreign corporate debt securities	32.3	(0.2)	69.0	(4.7)	101.3	(4.9)
	$1,657.6	$(14.0)	$2,225.6	$(255.4)	$3,883.2	$(269.4)

Based on the Company’s review of its debt securities in an unrealized loss position it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at March 31, 2026.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at March 31, 2026, by contractual maturities, are as follows:

(in millions)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$34.0	$130.5	$43.4	$17.3	$225.2
Estimated fair value	$33.5	$129.8	$43.1	$16.6	$223.0
Municipal bonds
Amortized cost	1.5	133.6	495.0	432.6	1,062.7
Estimated fair value	1.5	131.4	462.5	414.7	1,010.1
Foreign government bonds
Amortized cost	44.6	141.3	22.5	13.3	221.7
Estimated fair value	44.7	138.3	22.5	12.6	218.1
Governmental agency bonds
Amortized cost	0.6	0.8	203.7	106.0	311.1
Estimated fair value	0.6	0.8	201.5	99.8	302.7
U.S. corporate debt securities
Amortized cost	12.4	523.3	502.1	152.1	1,189.9
Estimated fair value	12.4	522.7	499.4	140.7	1,175.2
Foreign corporate debt securities
Amortized cost	25.1	301.8	130.0	34.1	491.0
Estimated fair value	25.1	302.3	130.0	31.6	489.0
Total debt securities (excluding mortgage-backed securities)
Amortized cost	$118.2	$1,231.3	$1,396.7	$755.4	$3,501.6
Estimated fair value	$117.8	$1,225.3	$1,359.0	$716.0	$3,418.1
Total mortgage-backed securities
Amortized cost					5,737.6
Estimated fair value					5,560.0
Total debt securities
Amortized cost					$9,239.2
Estimated fair value					$8,978.1

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio at March 31, 2026, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$223.0	100.0%	$—	—%	$—	—%	$223.0
Municipal bonds	989.0	97.9	20.8	2.1	0.3	—	1,010.1
Foreign government bonds	211.5	96.9	5.8	2.7	0.8	0.4	218.1
Governmental agency bonds	302.7	100.0	—	—	—	—	302.7
Governmental agency mortgage- backed securities	5,560.0	100.0	—	—	—	—	5,560.0
U.S. corporate debt securities	716.6	60.9	332.2	28.3	126.4	10.8	1,175.2
Foreign corporate debt securities	280.7	57.4	181.1	37.0	27.2	5.6	489.0
	$8,283.5	92.3%	$539.9	6.0%	$154.7	1.7%	$8,978.1

Included in debt securities at March 31, 2026 were bank loans totaling $83.7 million, of which $82.0 million were non-investment grade; high yield corporate debt securities totaling $66.3 million, all of which were non-investment grade; and emerging market debt securities totaling $30.7 million, of which $6.1 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at March 31, 2026, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$147.2	100.0%	$—	—%	$—	—%	$147.2
Municipal bonds	661.3	97.9	14.4	2.1	0.3	—	676.0
Foreign government bonds	126.7	97.5	2.7	2.1	0.5	0.4	129.9
Governmental agency bonds	281.5	100.0	—	—	—	—	281.5
Governmental agency mortgage- backed securities	3,902.1	100.0	—	—	—	—	3,902.1
U.S. corporate debt securities	414.0	60.6	180.7	26.5	88.0	12.9	682.7
Foreign corporate debt securities	148.1	57.1	91.5	35.2	20.1	7.7	259.7
	$5,680.9	93.4%	$289.3	4.8%	$108.9	1.8%	$6,079.1

Debt securities in an unrealized loss position at March 31, 2026 included bank loans totaling $60.1 million, of which $59.9 million were non-investment grade; high yield corporate debt securities totaling $44.1 million, all of which were non-investment grade; and emerging market debt securities totaling $18.8 million, of which $4.6 million were non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 4 – Equity Securities

Investments in equity securities, by accounting classification, are summarized as follows:

(in millions)	March 31, 2026	December 31, 2025
Marketable equity securities	$472.1	$477.6
Non-marketable equity securities	257.6	253.1
Equity method investments	140.5	118.4
	$870.2	$849.1

Investments in marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized gains	Estimated fair value
March 31, 2026
Common stocks	$462.4	$—	$462.4
Preferred stocks	8.8	0.9	9.7
	$471.2	$0.9	$472.1
December 31, 2025
Common stocks	$457.9	$9.8	$467.7
Preferred stocks	9.0	0.9	9.9
	$466.9	$10.7	$477.6

Net losses of $9.5 million and $7.0 million resulting from changes in the fair values of marketable equity securities were recognized for the three months ended March 31, 2026 and 2025, respectively, which included net unrealized losses of $9.6 million and $6.7 million on securities still held at March 31, 2026 and 2025, respectively.

A summary of the changes in the carrying amounts of non-marketable equity securities, which primarily relate to the Company's venture investment portfolio, for the three months ended March 31, 2026 and 2025, is as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Carrying amount, beginning of period	$253.1	$202.4
Net additions	5.0	15.0
Gross unrealized losses and impairments	(0.5)	(0.8)
Carrying amount, end of period	$257.6	$216.6

Cumulative gross unrealized gains and cumulative gross unrealized losses and impairments related to non-marketable equity securities at March 31, 2026 and December 31, 2025, are summarized as follows:

(in millions)	March 31, 2026	December 31, 2025
Cumulative gross unrealized gains	$280.1	$280.1
Cumulative gross unrealized losses and impairments	$361.3	$360.8

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 5 – Allowance for Credit Losses – Accounts Receivable

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Balance at beginning of period	$23.9	$21.5
Provision for expected credit losses	1.9	2.4
Write-offs/recoveries	(1.6)	(1.2)
Balance at end of period	$24.2	$22.7

Note 6 – Goodwill

A summary of the changes in the carrying amount of goodwill, by reportable segment, for the three months ended March 31, 2026, is as follows:

(in millions)	Title Insurance and Services	Home Warranty	Total
Balance at beginning of period	$1,778.4	$40.9	$1,819.3
Foreign currency translation	(1.4)	—	(1.4)
Balance at end of period	$1,777.0	$40.9	$1,817.9

Note 7 – Other Intangible Assets

Other intangible assets are summarized as follows:

(in millions)	March 31, 2026	December 31, 2025
Finite-lived intangible assets:
Customer relationships	$148.7	$148.8
Noncompete agreements	4.5	4.5
Trademarks	70.9	70.9
Internal-use software licenses	21.4	19.5
Patents	2.8	2.8
	248.3	246.5
Accumulated amortization	(170.2)	(163.4)
	78.1	83.1
Indefinite-lived intangible assets:
Licenses	16.9	16.9
	$95.0	$100.0

Amortization expense for finite-lived intangible assets was $9.3 million and $9.6 million for the three months ended March 31, 2026 and 2025, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in millions)
Remainder of 2026	$23.9
2027	$15.7
2028	$10.6
2029	$6.1
2030	$5.2
2031	$4.6

Note 8 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Balance at beginning of period	$1,169.6	$1,193.4
Provision related to:
Current year	86.6	79.5
Prior years	(8.8)	(9.4)
	77.8	70.1
Payments, net of recoveries, related to:
Current year	24.7	24.4
Prior years	53.0	51.9
	77.7	76.3
Other	(3.4)	0.3
Balance at end of period	$1,166.3	$1,187.5

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 3.0% for the three months ended March 31, 2026 and 2025.

The 3.0% loss provision rate for the three months ended March 31, 2026 reflects an ultimate loss rate of 3.75% for the 2026 policy year and reserve releases of 0.75%, or $9.9 million for prior policy years, all based on title insurance premiums and escrow fees for the three months ended March 31, 2026.

The 3.0% loss provision rate for the three months ended March 31, 2025 reflected an ultimate loss rate of 3.75% for the 2025 policy year and reserve releases of 0.75%, or $8.4 million for prior policy years, all based on title insurance premiums and escrow fees for the three months ended March 31, 2025.

A summary of the Company’s loss reserves is as follows:

(dollars in millions)	March 31, 2026		December 31, 2025
Known title claims	$66.9	5.8%	$54.6	4.7%
Incurred but not reported claims	1,078.0	92.4%	1,095.9	93.7%
Total title claims	1,144.9	98.2%	1,150.5	98.4%
Non-title claims	21.4	1.8%	19.1	1.6%
Total loss reserves	$1,166.3	100.0%	$1,169.6	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 22.9% and 22.6% for the three months ended March 31, 2026 and 2025, respectively. The effective income tax rates differ from the federal statutory rate due to (1) state and foreign income taxes for which the Company is liable, (2) permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, (3) the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense and (4) tax credits claimed.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and making adjustments to the allowance as necessary. The factors used in assessing the likelihood of realization include forecasts of future taxable income and available tax planning strategies that could be implemented. The Company’s ability to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets. As of March 31, 2026 and December 31, 2025, the Company carried a valuation allowance of $29.4 million. Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

As of March 31, 2026 and December 31, 2025, the liabilities for income taxes associated with uncertain tax positions were $35.0 million and $34.4 million, respectively. The net increase in the liability during 2026 was primarily attributable to positions taken on the Company’s tax returns for the current year. The liabilities as of March 31, 2026 and December 31, 2025 could be reduced by $3.7 million due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes. The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties, net of tax benefits, related to uncertain tax positions as of March 31, 2026 and December 31, 2025, were not material.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. As of March 31, 2026, the Company is, generally, no longer subject to income tax examinations for U.S. federal, state and non-U.S. jurisdictions for years prior to 2022, 2019 and 2014, respectively.

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

Public Law 119-21, popularly known as the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law on July 4, 2025. This legislation includes a broad range of tax reform provisions affecting businesses, with certain tax provisions effective January 1, 2026. While the Company is still evaluating OBBBA’s tax provisions effective in 2026, it does not expect them to have a material effect on its ongoing effective tax rate.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
(in millions, except per share data)	2026	2025
Numerator
Net income attributable to the Company	$125.1	$74.2
Denominator
Basic weighted-average shares	103.0	103.8
Effect of dilutive restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”)	0.3	0.4
Diluted weighted-average shares	103.3	104.2
Net income per share attributable to the Company’s stockholders
Basic	$1.21	$0.72
Diluted	$1.21	$0.71

For the three months ended March 31, 2026, 238 thousand RSUs and 27 thousand PRSUs were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect. For the three months ended March 31, 2025, no RSUs or PRSUs had an antidilutive effect on weighted-average diluted common shares outstanding.

Note 11 – Employee Benefit Plans

Net periodic benefit costs related to the Company’s unfunded supplemental benefit pension plans are summarized as follows:

	Three Months Ended March 31,
(in millions)	2026	2025
Expense:
Interest costs	$2.1	$2.4
Amortization of net actuarial loss	0.5	0.5
	$2.6	$2.9

The Company contributed $3.7 million to its unfunded supplemental benefit pension plans during the three months ended March 31, 2026 and expects to contribute an additional $12.2 million during the remainder of 2026.

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of March 31, 2026 and December 31, 2025:

(in millions)	Total	Level 1	Level 2	Level 3
March 31, 2026
Debt securities:
U.S. Treasury bonds	$223.0	$—	$223.0	$—
Municipal bonds	1,010.1	—	1,010.1	—
Foreign government bonds	218.1	—	218.1	—
Governmental agency bonds	302.7	—	302.7	—
Governmental agency mortgage-backed securities	5,560.0	—	5,560.0	—
U.S. corporate debt securities	1,175.2	—	1,175.2	—
Foreign corporate debt securities	489.0	—	489.0	—
	8,978.1	—	8,978.1	—
Equity securities:
Common stocks	462.4	462.4	—	—
Preferred stocks	9.7	9.7	—	—
	472.1	472.1	—	—
Total	$9,450.2	$472.1	$8,978.1	$—

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of March 31, 2026 and December 31, 2025:

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
March 31, 2026
Assets:
Cash and cash equivalents	$2,436.2	$2,436.2	$2,436.2	$—	$—
Deposits with banks	$81.9	$81.7	$15.6	$66.1	$—
Notes receivable, net	$38.7	$38.4	$—	$—	$38.4
Secured financings receivable	$1,193.0	$1,193.0	$—	$1,193.0	$—
Liabilities:
Secured financings payable	$1,078.6	$1,078.6	$—	$1,078.6	$—
Notes and contracts payable	$1,545.2	$1,436.5	$—	$1,429.4	$7.1

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2025
Assets:
Cash and cash equivalents	$1,387.3	$1,387.3	$1,387.3	$—	$—
Deposits with banks	$78.5	$78.2	$9.9	$68.3	$—
Notes receivable, net	$35.7	$36.1	$—	$—	$36.1
Secured financings receivable	$986.1	$986.1	$—	$986.1	$—
Liabilities:
Secured financings payable	$906.5	$906.5	$—	$906.5	$—
Notes and contracts payable	$1,545.4	$1,459.9	$—	$1,452.1	$7.8

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 13 – Share-Based Compensation

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Three Months Ended March 31,
(in millions)	2026	2025
Expense:
RSUs	$22.7	$25.4
PRSUs	2.1	3.0
Employee stock purchase plan	2.3	2.2
	$27.1	$30.6

The following table summarizes RSU and PRSU activity for the three months ended March 31, 2026:

(in millions, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2025	1.2	$63.46
Granted during 2026	1.0	$68.53
Vested during 2026	(0.7)	$66.28
Unvested at March 31, 2026	1.5	$65.59

Note 14 – Stockholders’ Equity

The Company maintains a stock repurchase plan with authorization up to $300 million of the Company’s common stock, of which $266.5 million remained as of March 31, 2026. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the three months ended March 31, 2026, the Company repurchased and retired 0.6 million shares of its common stock for a total purchase price of $33.5 million.

Note 15 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the three months ended March 31, 2026:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2025	$(147.6)	$(76.3)	$(32.8)	$(256.7)
Change in unrealized losses on debt securities	(71.1)	—	—	(71.1)
Change in foreign currency translation adjustment	—	(12.4)	—	(12.4)
Amortization of net actuarial loss	—	—	0.5	0.5
Tax effect	17.1	0.2	(0.1)	17.2
Balance at March 31, 2026	$(201.6)	$(88.5)	$(32.4)	$(322.5)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended March 31, 2026 and 2025:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended March 31, 2026
Pretax change before reclassifications	$(72.4)	$(12.4)	$—	$(84.8)
Reclassifications out of AOCI	1.3	—	0.5	1.8
Tax effect	17.1	0.2	(0.1)	17.2
Total other comprehensive income (loss), net of tax	$(54.0)	$(12.2)	$0.4	$(65.8)
Three Months Ended March 31, 2025
Pretax change before reclassifications	$122.9	$3.9	$—	$126.8
Reclassifications out of AOCI	1.5	—	0.5	2.0
Tax effect	(32.1)	—	(0.1)	(32.2)
Total other comprehensive income, net of tax	$92.3	$3.9	$0.4	$96.6

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Three Months Ended March 31,
(in millions)	2026	2025	Affected line items
Unrealized gains (losses) on debt securities:
Net realized losses on sales of debt securities	$(1.3)	$(1.5)	Net investment gains (losses)
Tax effect	$0.3	$0.4
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(0.5)	$(0.5)	Other operating expenses
Tax effect	$0.1	$0.1

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Information about reportable segment performance, significant expenses and assets are as follows:

For the three months ended March 31, 2026:

(dollars in millions)	Title Insurance and Services	Home Warranty	Corporate	Consolidated
Total segment revenue (1)	$1,732.3	$109.8	$(4.1)	$1,838.0
Elimination of intersegment revenue				—
Consolidated revenue				$1,838.0

Less: (2)
Personnel costs	546.4	21.0	0.7	568.1
Premiums retained by agents	602.2	—	—	602.2
Other operating expenses (3)	277.4	23.3	9.9	310.6
Provision for policy losses	39.5	37.2	1.1	77.8
Depreciation and amortization	53.1	1.4	—	54.5
Premium taxes	20.0	1.1	—	21.1
Interest	26.7	—	15.2	41.9
Segment income (loss) before income taxes	$167.0	$25.8	$(31.0)	$161.8
Elimination of intersegment expenses				—
Consolidated income before income taxes				$161.8

Pretax margin	9.6%	23.5%

Segment assets	$16,976.3	$401.8	$835.6	$18,213.7
Elimination of intersegment assets (4)				(277.1)
Consolidated total assets				$17,936.6

Segment capital expenditures	$38.6	$1.5		$40.1

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

Corporate - employee benefit expense and certain overhead expenses.

(4)
Elimination of intercompany asset balances:

Holding company cash balances also included in the title insurance and services segment	$(277.1)

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Revenues by segment are as follows:

For the three months ended March 31, 2026:

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income (loss)	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$557.1	$759.4	$269.2	$154.2	$(7.6)	$1,732.3
Home Warranty	103.1	—	5.9	1.3	(0.5)	109.8
Corporate and Eliminations	—	—	—	(3.1)	(1.0)	(4.1)
	$660.2	$759.4	$275.1	$152.4	$(9.1)	$1,838.0

For the three months ended March 31, 2025:

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income (loss)	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$459.6	$654.6	$236.0	$137.7	$(3.5)	$1,484.4
Home Warranty	101.6	—	6.2	0.8	(0.8)	107.8
Corporate and Eliminations	(0.1)	—	—	(3.3)	(6.5)	(9.9)
	$561.1	$654.6	$242.2	$135.2	$(10.8)	$1,582.3

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

CRITICAL ACCOUNTING ESTIMATES

A summary of the Company’s significant accounting policies that it considers to be the most dependent on the application of estimates and assumptions can be found in the Management’s Discussion and Analysis section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Pending Accounting Pronouncements

See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements.

Results of Operations

Summary

	Three Months Ended March 31,
(dollars in millions)	2026	2025	$ Change	% Change
Total Revenues by Segment
Title Insurance and Services	$1,732.3	$1,484.4	$247.9	16.7%
Home Warranty	109.8	107.8	2.0	1.9
Corporate and Eliminations	(4.1)	(9.9)	5.8	58.6
	$1,838.0	$1,582.3	$255.7	16.2%

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

The Company’s total revenues for the first quarter of 2026 were $1.8 billion, which reflected an increase of $255.7 million, or 16.2%, when compared with $1.6 billion for the first quarter of 2025. This increase was primarily attributable to increases in agent premiums of $104.8 million, or 16.0%, and direct premiums and escrow fees in the title insurance business of $97.5 million, or 21.2%. In the title insurance and services segment, direct premiums and escrow fees from domestic commercial and residential refinance transactions increased $87.5 million, or 47.6%, and $18.4 million, or 76.5%, respectively, in the first quarter of 2026 when compared to the first quarter of 2025. Direct premiums and escrow fees from domestic residential purchase transactions decreased $7.0 million, or 3.5%, in the first quarter of 2026 when compared to the first quarter of 2025.

According to the Mortgage Bankers Association’s April 20, 2026 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) are forecasted to increase 43.5% in the first quarter of 2026 when compared to the first quarter of 2025. According to the MBA Forecast, the dollar amount of purchase originations are forecasted to increase 22.1% and refinance originations are forecasted to increase 95.5%. This volume of domestic residential mortgage origination activity contributed to a decrease of 3.5% in direct premiums and escrow fees for the Company’s direct title operations from domestic residential purchase transactions and an increase of 76.5% from domestic refinance transactions in the first quarter of 2026 when compared to the first quarter of 2025.

During the first quarter of 2026, the level of domestic title orders opened per day by the Company’s direct title operations increased 8.3% when compared with the first quarter of 2025. Commercial and refinance opened orders per day increased 3.5% and 48.1%, respectively, while residential purchase opened orders per day decreased 4.1% in the first quarter of 2026 when compared with the first quarter of 2025.

Title Insurance and Services

	Three Months Ended March 31,
(dollars in millions)	2026	2025	$ Change	% Change
Revenues
Direct premiums and escrow fees	$557.1	$459.6	$97.5	21.2%
Agent premiums	759.4	654.6	104.8	16.0
Information and other	269.2	236.0	33.2	14.1
Net investment income (loss)	154.2	137.7	16.5	12.0
Net investment gains (losses)	(7.6)	(3.5)	(4.1)	(117.1)
	1,732.3	1,484.4	247.9	16.7
Expenses
Personnel costs	546.4	484.8	61.6	12.7
Premiums retained by agents	602.2	525.5	76.7	14.6
Other operating expenses	277.4	246.4	31.0	12.6
Provision for policy losses and other claims	39.5	33.4	6.1	18.3
Depreciation and amortization	53.1	51.2	1.9	3.7
Premium taxes	20.0	16.3	3.7	22.7
Interest	26.7	20.0	6.7	33.5
	1,565.3	1,377.6	187.7	13.6
Income before income taxes	$167.0	$106.8	$60.2	56.4%
Pretax margins	9.6%	7.2%	2.4%	33.3%

Direct premiums and escrow fees were $557.1 million for the three months ended March 31, 2026, an increase of $97.5 million, or 21.2%, when compared with the same period of the prior year. The increase was due to increases in domestic average revenues per order and in the number of domestic title orders closed by the Company’s direct title operations. Domestic average revenues per order closed was $4,229 for the three months ended March 31, 2026, an increase of 12.9% when compared with $3,747 for the three months ended March 31, 2025, which was primarily due to an increase in average revenues per order on commercial transactions, partially offset by a shift in mix from higher premium purchase transactions to lower premium refinance transactions. The Company’s direct title operations closed 119,900 domestic title orders during the three months ended March 31, 2026, an increase of 8.8% when compared with 110,300 domestic title orders closed during the same period of the prior year, which were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast. Domestic residential purchase and refinance orders closed per day decreased by 6.0% and increased by 56.6%, respectively, for the three months ended March 31, 2026 when compared to the same period of the prior year.

Agent premiums were $759.4 million for the three months ended March 31, 2026, an increase of $104.8 million, or 16.0%, when compared with the same period of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity. The increase in agent premiums for the three months ended March 31, 2026 is generally consistent with the 19.1% increase in the Company’s direct premiums and escrow fees in the fourth quarter of 2025 as compared with the fourth quarter of 2024.

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

Information and other revenues were $269.2 million for the three months ended March 31, 2026, an increase of $33.2 million, or 14.1%, when compared with the same period of the prior year. The increase was primarily due to revenue growth in the Company’s subservicing business, higher demand for non-insured information products and services and growth in refinance activity in the Company’s Canadian operations.

Net investment income totaled $154.2 million for the three months ended March 31, 2026, an increase of $16.5 million, or 12.0%, when compared with the same period of the prior year. The increase in investment income was primarily driven by an increase in interest income from the Company’s investment portfolio and its warehouse lending business.

Net investment losses were $7.6 million and $3.5 million for the three months ended March 31, 2026 and 2025, respectively. The losses for the three months ended March 31, 2026 were primarily attributable to decreases in the fair values of marketable equity securities. The losses for the three months ended March 31, 2025 were primarily attributable to asset impairments.

Personnel costs were $546.4 million for the three months ended March 31, 2026, an increase of $61.6 million, or 12.7%, when compared with the same period of the prior year. The increase was primarily attributable to higher incentive compensation expense due to higher revenue and profitability, and higher salaries and employee benefits expenses.

Agents retained $602.2 million of title premiums generated by agency operations for the three months ended March 31, 2026, which compares with $525.5 million for the same period of the prior year. The percentage of title premiums retained by agents was 79.3% and 80.3% for the three months ended March 31, 2026 and 2025, respectively.

Other operating expenses were $277.4 million for the three months ended March 31, 2026, an increase of $31.0 million, or 12.6%, when compared with the same period of the prior year. The increase was primarily due to higher production expenses on higher volumes, increases in software and travel expenses, and the lack of a prior year credit related to the release of an acquisition-related incentive obligation, partially offset by a reduction in legal expense.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 3.0% for the three months ended March 31, 2026 and 2025. The 3.0% loss provision rate for the three months ended March 31, 2026 reflects an ultimate loss rate of 3.75% for the 2026 policy year and reserve releases of 0.75%, or $9.9 million for prior policy years, all based on title insurance premiums and escrow fees for the three months ended March 31, 2026. The 3.0% loss provision rate for the three months ended March 31, 2025 reflected an ultimate loss rate of 3.75% for the 2025 policy year and reserve releases of 0.75%, or $8.4 million for prior policy years, all based on title insurance premiums and escrow fees for the three months ended March 31, 2025.

Depreciation and amortization expense was $53.1 million for the three months ended March 31, 2026, an increase of $1.9 million, or 3.7%, when compared with the same period of the prior year. The increase was primarily due to higher amortization of capitalized internal-use software from recently deployed digital settlement products.

Premium taxes were $20.0 million for the three months ended March 31, 2026, an increase of $3.7 million, or 22.7%, when compared with the same period of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.5% for the three months ended March 31, 2026 and 2025.

Interest expense was $26.7 million for the three months ended March 31, 2026, an increase of $6.7 million, or 33.5%, when compared with the same period of the prior year. The increase was primarily attributable to higher interest expense in the Company’s warehouse lending business and higher interest paid on depositor funds.

Pretax margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to the relatively high proportion of fixed costs in the title insurance business, pretax margins generally improve as closed order volumes increase. Pretax margins for the segment are also impacted by (1) net investment income and net investment gains or losses, which may not move in the same direction as closed order volumes, (2) the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity and (3) the percentage of title insurance premiums generated by agency operations as margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The title insurance and services segment recorded pretax margins of 9.6% and 7.2% for the three months ended March 31, 2026 and 2025, respectively.

Home Warranty

	Three Months Ended March 31,
(dollars in millions)	2026	2025	$ Change	% Change
Revenues
Direct premiums	$103.1	$101.6	$1.5	1.5%
Information and other	5.9	6.2	(0.3)	(4.8)
Net investment income (loss)	1.3	0.8	0.5	62.5
Net investment gains (losses)	(0.5)	(0.8)	0.3	37.5
	109.8	107.8	2.0	1.9
Expenses
Personnel costs	21.0	20.5	0.5	2.4
Other operating expenses	23.3	22.5	0.8	3.6
Provision for policy losses and other claims	37.2	37.7	(0.5)	(1.3)
Depreciation and amortization	1.4	1.3	0.1	7.7
Premium taxes	1.1	1.1	—	—
	84.0	83.1	0.9	1.1
Income before income taxes	$25.8	$24.7	$1.1	4.5%
Pretax margins	23.5%	22.9%	0.6%	2.6%

Direct premiums were $103.1 million for the three months ended March 31, 2026, an increase of $1.5 million, or 1.5%, when compared with the same period of the prior year. The increase was primarily attributable to an increase in the average price per policy.

Personnel costs and other operating expenses totaled $44.3 million for the three months ended March 31, 2026, an increase of $1.3 million, or 3.0%, when compared with the same period of the prior year. The increase was primarily attributable to higher software expenses, deferred acquisition costs, and salaries and severance expenses.

The provision for home warranty claims, expressed as a percentage of home warranty premiums, was 36.1% and 37.1% for the three months ended March 31, 2026 and 2025, respectively. The decrease in the claims rate was primarily attributable to lower claims severity and lower number of claims.

A large part of the revenues for the home warranty segment are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of the provision for losses, the majority of the expenses for this segment are variable in nature and, therefore, generally fluctuate with revenue. Accordingly, pretax margins (before provision for losses) are relatively constant, although, as a result of some fixed expenses, profit margins (before provision for losses) should nominally improve as premium revenues increase. Pretax margins are also impacted by net investment income and net investment gains or losses, which may not move in the same direction as premium revenues. The home warranty segment recorded pretax margins of 23.5% and 22.9% for the three months ended March 31, 2026 and 2025, respectively.

Corporate

	Three Months Ended March 31,
(dollars in millions)	2026	2025	$ Change	% Change
Revenues
Net investment income (loss)	$(3.1)	$(3.4)	0.3	8.8%
Net investment gains (losses)	(1.0)	(6.5)	5.5	84.6
	(4.1)	(9.9)	5.8	58.6
Expenses
Personnel costs	0.7	1.5	(0.8)	(53.3)
Other operating expenses	9.9	9.4	0.5	5.3
Provision for policy losses and other claims	1.1	(1.1)	2.2	200.0
Interest	15.2	15.2	—	—
	26.9	25.0	1.9	7.6%
Loss before income taxes	$(31.0)	$(34.9)	$3.9	11.2%

Net investment gains/losses totaled losses of $1.0 million and $6.5 million for the three months ended March 31, 2026 and 2025, respectively, and were primarily related to changes in the fair values of marketable equity securities.

Personnel costs and other operating expenses totaled $10.6 million and $10.9 million for the three months ended March 31, 2026 and 2025, respectively. The decrease in the current year was primarily attributable to lower returns on participant investments within the Company’s deferred compensation plan.

Eliminations

The Company’s inter-segment eliminations were not material for the three months ended March 31, 2026 and 2025.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 22.9% and 22.6% for the three months ended March 31, 2026 and 2025, respectively. The differences in the effective tax rates are primarily due to the impact on state income taxes resulting from the relative proportion of income derived from the Company’s insurance and non-insurance businesses as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and making adjustments to the allowance as necessary. The factors used in assessing the likelihood of realization include forecasts of future taxable income and available tax planning strategies that could be implemented. The Company’s ability to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets. Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three months ended March 31, 2026 and 2025 was $124.8 million and $74.8 million, respectively. Net income attributable to the Company for the three months ended March 31, 2026 and 2025 was $125.1 million, or $1.21 per diluted share, and $74.2 million, or $0.71 per diluted share, respectively.

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

Cash provided by operating activities totaled $5.6 million and cash used for operating activities totaled $52.8 million for the three months ended March 31, 2026 and 2025, respectively, after claim payments, net of recoveries, of $77.7 million and $76.3 million, respectively. The principal nonoperating uses of cash and cash equivalents for the three months ended March 31, 2026 and 2025 were advances and repayments related to secured financing transactions, purchases of debt and equity securities, dividends to common stockholders, capital expenditures and repurchases of company common shares. The principal nonoperating sources of cash and cash equivalents for the three months ended March 31, 2026 and 2025 were borrowings and collections related to secured financing transactions, proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The net effect of all activities on cash and cash equivalents were increases of $1.0 billion and $327.0 million for the three months ended March 31, 2026 and 2025, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In March 2026, the Company paid a first quarter cash dividend of 55 cents per common share. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $300 million of the Company’s common stock, of which $266.5 million remained as of March 31, 2026. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the three months ended March 31, 2026, the Company repurchased and retired 0.6 million shares of its common stock for a total purchase price of $33.5 million.

Holding Company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of March 31, 2026 under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2026, without prior approval from applicable regulators, was dividends of $420.4 million and loans and advances of $113.6 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of March 31, 2026 the holding company’s sources of liquidity included $251.5 million of cash and cash equivalents and $900.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing. The Company maintains a senior unsecured credit agreement with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, and the lenders party thereto that provides for a $900.0 million revolving credit facility. The credit agreement includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $450.0 million. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds from borrowings made from time to time under the credit agreement may be used for general corporate purposes. Unless terminated earlier, the credit agreement will terminate on May 17, 2028. At March 31, 2026, the Company had no outstanding borrowings under the facility.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements. The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•
FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions. At March 31, 2026, outstanding borrowings under these facilities totaled $1.1 billion.
•
First American Trust, FSB (“FA Trust”), a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and maintains access to the Federal Reserve's Discount Window. At March 31, 2026, no amounts were outstanding under any of these facilities.
•
First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At March 31, 2026, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 32.2% and 30.7% at March 31, 2026 and December 31, 2025, respectively. The Company’s adjusted debt to capitalization ratio, excluding secured financings payable of $1.1 billion and $906.5 million at March 31, 2026 and December 31, 2025, respectively, was 21.9%.

Investment Portfolio. The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of March 31, 2026, 95% of the Company’s investment portfolio consisted of debt securities, of which 72% were either United States government-backed or rated AAA and 98% were either rated or classified as investment grade or better. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s debt securities portfolio at March 31, 2026, see Note 3 Debt Securities to the condensed consolidated financial statements.

In addition to its debt and marketable equity securities portfolio, the Company maintains investments in non-marketable equity securities and securities accounted for under the equity method. For further information on the Company’s equity securities, see Note 4 Equity Securities to the condensed consolidated financial statements.

Off-balance sheet arrangements. The Company administers escrow deposits as a service to customers in its direct title operations. Escrow deposits totaled $10.5 billion and $9.3 billion at March 31, 2026 and December 31, 2025, respectively, of which $4.1 billion and $3.7 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Escrow deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

Trust assets administered by FA Trust totaled $5.8 billion and $5.6 billion at March 31, 2026 and December 31, 2025, respectively, of which $243.8 million and $173.9 million, respectively, were held at FA Trust. The remaining trust assets were held at third-party financial institutions. Trust assets administered by FA Trust and held at third-party institutions are fiduciary client assets, which are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. The Company could be held contingently liable if FA Trust were to breach any of its fiduciary duties.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.6 billion and $2.7 billion at March 31, 2026 and December 31, 2025, respectively, of which $588.3 million and $93.6 million, respectively, were held at FA Trust. The like-kind exchange deposits held at third-party financial institutions are not included in the accompanying condensed consolidated balance sheets as the proceeds and property are not considered assets of the Company due to the structure utilized to facilitate these transactions. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $2.5 billion and $1.6 billion at March 31, 2026 and December 31, 2025, respectively, of which $1.7 billion and $1.0 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense. The Company maintains certain debt securities on deposit with a fair value of $54.3 million at March 31, 2026 for which it has provided a secured interest as collateral in connection with a mortgage loan subservicing agreement.

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

There have been no material changes in the Company’s market risks since the filing of its Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of March 31, 2026, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 16 Litigation and Regulatory Contingencies to the condensed consolidated financial statements included in “Item 1. Financial Statements (unaudited)” of Part I of this report, which is incorporated by reference into this Item 1 of Part II.

Item 1A. Risk Factors.

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the “Risk Factors” disclosed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

There have been no material changes as of the date of this report to the risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2026, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In July 2025, the Company’s board of directors authorized the repurchase of up to $300.0 million of the Company’s issued and outstanding common stock. The authorization does not have an expiration date. The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table. Prices in column (b) include commissions. Cumulatively, as of March 31, 2026, the Company had repurchased $33.5 million (including commissions) of its shares authorized under the share repurchase program and had the authority to repurchase an additional $266.5 million (including commissions) under that program.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2026	119,476	$59.49	119,476	$292,892,904
February 1 to February 28, 2026	—	—	—	292,892,904
March 1 to March 31, 2026	436,860	60.41	436,860	266,501,407
Total	556,336	$60.21	556,336	$266,501,407

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
Not applicable.
(c)
During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

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

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: April 23, 2026	By	/s/ Mark E. Seaton
Mark E. Seaton
Chief Executive Officer (Principal Executive Officer)

Date: April 23, 2026	By	/s/ Matthew F. Wajner
Matthew F. Wajner
Chief Financial Officer (Principal Financial Officer)