Form 10-Q
period 2026-06-30
First American Financial Corp
filed 2026-07-23
CIK 1472787

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

On July 20, 2026 there were 102.1 million shares of common stock outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Balance Sheets

(in millions, except par values)

(unaudited)

	June 30, 2026	December 31, 2025
Assets
Cash and cash equivalents	$2,624.8	$1,387.3
Accounts and accrued income receivable, less allowance for credit losses of $25.5 and $23.9	447.9	432.6
Income taxes receivable	35.4	65.0
Investments:
Deposits with banks	103.3	78.5
Debt securities (amortized cost of $10,062.0 and $8,656.7; pledged of $162.2 and $170.3)	9,774.7	8,466.7
Equity securities	855.7	849.1
	10,733.7	9,394.3
Secured financings receivable	1,152.2	986.1
Property and equipment, net	662.6	682.3
Operating lease assets	195.2	205.7
Title plants and other indexes	690.2	686.7
Deferred income taxes	9.4	9.4
Goodwill	1,818.3	1,819.3
Other intangible assets, net	85.4	100.0
Other assets	485.9	460.1
	$18,941.0	$16,228.8
Liabilities and Equity
Deposits	$7,877.9	$5,292.7
Accounts payable and accrued liabilities	902.1	1,002.7
Deferred revenue	208.3	214.0
Reserve for known and incurred but not reported claims	1,151.6	1,169.6
Income taxes payable	55.4	42.7
Deferred income taxes	312.7	312.7
Operating lease liabilities	206.2	218.2
Secured financings payable	1,036.5	906.5
Notes and contracts payable	1,546.5	1,545.4
	13,297.2	10,704.5
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.00001 par value; Authorized—0.5 shares; Outstanding—none	—	—
Common stock, $0.00001 par value; Authorized—300.0 shares; Outstanding—102.0 shares and 102.0 shares	—	—
Additional paid-in capital	1,728.0	1,744.4
Retained earnings	4,240.8	4,011.8
Accumulated other comprehensive loss	(348.0)	(256.7)
Total stockholders’ equity	5,620.8	5,499.5
Noncontrolling interests	23.0	24.8
Total equity	5,643.8	5,524.3
	$18,941.0	$16,228.8

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Income

(in millions, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues
Direct premiums and escrow fees	$794.1	$704.2	$1,454.3	$1,265.3
Agent premiums	819.7	716.5	1,579.1	1,371.1
Information and other	307.8	270.1	582.9	512.3
Net investment income	183.7	160.2	336.1	295.4
Net investment gains (losses) (realized losses of $(1.5), $(5.4), $(2.8), $(6.9))	12.0	(9.7)	2.9	(20.5)
	2,117.3	1,841.3	3,955.3	3,423.6
Expenses
Personnel costs	614.3	571.1	1,182.5	1,077.8
Premiums retained by agents	658.6	573.5	1,260.8	1,099.0
Other operating expenses	352.1	309.4	662.5	587.7
Provision for policy losses and other claims	87.3	81.9	165.1	152.0
Depreciation and amortization	53.6	53.0	108.2	105.5
Premium taxes	21.8	19.2	42.9	36.6
Interest	45.7	38.0	87.6	73.2
	1,833.4	1,646.1	3,509.6	3,131.8
Income before income taxes	283.9	195.2	445.7	291.8
Income taxes	64.8	48.1	101.8	69.9
Net income	219.1	147.1	343.9	221.9
Less: Net income attributable to noncontrolling interests	0.6	1.0	0.3	1.6
Net income attributable to the Company	$218.5	$146.1	$343.6	$220.3
Net income per share attributable to the Company's stockholders (Note 10):
Basic	$2.13	$1.41	$3.34	$2.12
Diluted	$2.12	$1.41	$3.33	$2.12
Cash dividends per share	$0.55	$0.54	$1.10	$1.08
Weighted-average common shares outstanding (Note 10):
Basic	102.6	103.5	102.8	103.7
Diluted	103.0	103.8	103.1	104.0

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$219.1	$147.1	$343.9	$221.9
Other comprehensive income (loss), net of tax:
Change in unrealized losses on debt securities	(18.6)	19.0	(72.6)	111.3
Change in foreign currency translation adjustment	(7.2)	34.9	(19.4)	38.8
Change in pension benefit adjustment	0.3	0.3	0.7	0.7
Total other comprehensive (loss) income, net of tax	(25.5)	54.2	(91.3)	150.8
Comprehensive income	193.6	201.3	252.6	372.7
Less: Comprehensive income attributable to noncontrolling interests	0.6	1.0	0.3	1.6
Comprehensive income attributable to the Company	$193.0	$200.3	$252.3	$371.1

See notes to condensed consolidated financial statements.

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)

(unaudited)

	First American Financial Corporation Stockholders
	Shares	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total stockholders’ equity	Noncontrolling interests	Total
Balance at December 31, 2025	102.0	$—	$1,744.4	$4,011.8	$(256.7)	$5,499.5	$24.8	$5,524.3
Net income (loss) for the three months ended March 31, 2026	—	—	—	125.1	—	125.1	(0.3)	124.8
Dividends on common shares	—	—	—	(56.2)	—	(56.2)	—	(56.2)
Repurchases of Company shares	(0.6)	—	(33.5)	—	—	(33.5)	—	(33.5)
Shares issued in connection with share-based compensation	0.7	—	(5.4)	(1.2)	—	(6.6)	—	(6.6)
Share-based compensation	—	—	27.1	—	—	27.1	—	27.1
Net activity related to noncontrolling interests	—	—	—	—	—	—	(1.9)	(1.9)
Other comprehensive loss	—	—	—	—	(65.8)	(65.8)	—	(65.8)
Balance at March 31, 2026	102.1	—	1,732.6	4,079.5	(322.5)	5,489.6	22.6	5,512.2
Net income for the three months ended June 30, 2026	—	—	—	218.5	—	218.5	0.6	219.1
Dividends on common shares	—	—	—	(56.1)	—	(56.1)	—	(56.1)
Repurchases of Company shares	(0.3)	—	(20.5)	—	—	(20.5)	—	(20.5)
Shares issued in connection with share-based compensation	0.2	—	2.6	(1.1)	—	1.5	—	1.5
Share-based compensation	—	—	13.3	—	—	13.3	—	13.3
Net activity related to noncontrolling interests	—	—	—	—	—	—	(0.2)	(0.2)
Other comprehensive loss	—	—	—	—	(25.5)	(25.5)	—	(25.5)
Balance at June 30, 2026	102.0	$—	$1,728.0	$4,240.8	$(348.0)	$5,620.8	$23.0	$5,643.8

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

FIRST AMERICAN FINANCIAL CORPORATION

AND SUBSIDIARY COMPANIES

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$343.9	$221.9
Adjustments to reconcile net income to cash provided by operating activities:	.
Provision for policy losses and other claims	165.1	152.0
Depreciation and amortization	108.2	105.5
Amortization of premiums and accretion of discounts on debt securities, net	(27.1)	(20.9)
Net investment (gains) losses	(2.9)	20.5
Share-based compensation	40.4	47.8
Equity in earnings of affiliates, net	(6.2)	(5.1)
Dividends from equity method investments	6.8	3.4
Changes in assets and liabilities excluding effects of acquisitions and noncash transactions:
Claims paid, including assets acquired, net of recoveries	(180.3)	(164.5)
Net change in income tax accounts	67.8	62.7
Increase in accounts and accrued income receivable	(17.8)	(34.7)
Decrease in accounts payable and accrued liabilities	(113.0)	(61.4)
Decrease in deferred revenue	(5.7)	(6.5)
Other, net	(17.0)	(11.7)
Cash provided by operating activities	362.2	309.0
Cash flows from investing activities:
Acquisitions/dispositions, net of cash acquired/divested	(0.2)	(3.9)
Net (increase) decrease in deposits with banks	(26.7)	6.4
Purchases of debt securities	(2,296.5)	(1,393.7)
Proceeds from sales of debt securities	543.7	507.0
Proceeds from maturities of debt securities	377.8	312.3
Purchases of equity securities	(34.6)	(19.4)
Proceeds from sales of equity securities	29.2	17.3
Net change in other investments	(10.3)	(6.5)
Advances under secured financing agreements	(29,583.2)	(18,613.4)
Collections of secured financings receivable	29,417.1	18,328.3
Capital expenditures	(77.5)	(94.1)
Proceeds from sales of property and equipment	0.4	0.1
Proceeds from insurance settlement	—	1.9
Cash used for investing activities	(1,660.8)	(957.7)
Cash flows from financing activities:
Net change in deposits	2,585.2	911.6
Borrowings under secured financing agreements	28,599.5	18,071.3
Repayments of secured financings payable	(28,469.6)	(17,831.3)
Repayments of other notes and contracts payable	(1.1)	(1.3)
Net activity related to noncontrolling interests	(2.1)	(1.7)
Net payments in connection with share-based compensation	(5.1)	(1.1)
Repurchases of Company shares	(54.0)	(88.7)
Payments of cash dividends	(112.3)	(111.0)
Cash provided by financing activities	2,540.5	947.8
Effect of exchange rate changes on cash	(4.4)	14.0
Net increase in cash and cash equivalents	1,237.5	313.1
Cash and cash equivalents—Beginning of period	1,387.3	1,718.1
Cash and cash equivalents—End of period	$2,624.8	$2,031.2
Supplemental information:
Cash paid (received) during the period for:
Interest	$84.6	$71.6
Premium taxes	$56.2	$42.6
Income taxes paid	$34.5	$21.5
Income tax refunds	$(0.5)	$(14.3)

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
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 2 –Trust Assets, Escrow and Other Deposits

The Company administers escrow deposits as a service to customers in its direct title operations. Escrow deposits totaled $12.2 billion and $9.3 billion at June 30, 2026 and December 31, 2025, respectively, of which $4.9 billion and $3.7 billion, respectively, were held at First American Trust, FSB (“FA Trust”). The remaining deposits were held at third-party financial institutions. Escrow deposits held at third-party financial institutions are not considered assets of the Company and are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

Trust assets administered by FA Trust totaled $6.0 billion and $5.6 billion at June 30, 2026 and December 31, 2025, respectively, of which $196.8 million and $173.9 million, respectively, were held at FA Trust. The remaining trust assets were held at third-party financial institutions. Trust assets administered by FA Trust and held at third-party institutions are fiduciary client assets that are not considered assets of the Company and are not included in the accompanying condensed consolidated balance sheets. The Company could be held contingently liable if FA Trust were to breach any of its fiduciary duties.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.8 billion and $2.7 billion at June 30, 2026 and December 31, 2025, respectively, of which $833.5 million and $93.6 million, respectively, were held at FA Trust. The like-kind exchange deposits held at third-party financial institutions are not included in the accompanying condensed consolidated balance sheets as the proceeds and property are not considered assets of the Company due to the structure utilized to facilitate these transactions. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $2.2 billion and $1.6 billion at June 30, 2026 and December 31, 2025, respectively, of which $1.5 billion and $1.0 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense. In connection with a mortgage loan subservicing agreement, the Company maintains certain debt securities on deposit with a fair value of $53.8 million at June 30, 2026 for which it has provided a secured interest as collateral.

Deposit balances held at FA Trust are temporarily invested in cash and cash equivalents and debt securities, with offsetting liabilities included in deposits in the accompanying condensed consolidated balance sheets.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 3 – Debt Securities

Investments in debt securities, classified as available-for-sale, are as follows:

	Amortized	Gross unrealized		Estimated
(in millions)	cost	Gains	Losses	fair value
June 30, 2026
U.S. Treasury bonds	$221.9	$—	$(3.2)	$218.7
Municipal bonds	1,099.9	8.3	(54.9)	1,053.3
Foreign government bonds	235.6	1.1	(3.4)	233.3
Governmental agency bonds	383.9	0.1	(9.4)	374.6
Governmental agency mortgage-backed securities	6,339.9	18.0	(227.3)	6,130.6
U.S. corporate debt securities	1,284.9	6.4	(21.4)	1,269.9
Foreign corporate debt securities	495.9	5.0	(6.6)	494.3
	$10,062.0	$38.9	$(326.2)	$9,774.7
December 31, 2025
U.S. Treasury bonds	$244.2	$1.0	$(1.6)	$243.6
Municipal bonds	1,003.5	9.9	(53.3)	960.1
Foreign government bonds	239.4	1.1	(5.3)	235.2
Governmental agency bonds	268.3	0.3	(7.6)	261.0
Governmental agency mortgage-backed securities	5,401.9	41.9	(183.0)	5,260.8
U.S. corporate debt securities	1,032.8	15.7	(13.7)	1,034.8
Foreign corporate debt securities	466.6	9.5	(4.9)	471.2
	$8,656.7	$79.4	$(269.4)	$8,466.7

Sales of debt securities resulted in realized gains of $1.7 million and $2.9 million, realized losses of $3.2 million and $5.7 million and proceeds of $276.4 million and $543.7 million for the three and six months ended June 30, 2026, respectively. Sales of debt securities resulted in realized gains of $1.4 million and $2.5 million, realized losses of $6.8 million and $9.4 million and proceeds of $240.2 million and $507.0 million for the three and six months ended June 30, 2025, respectively.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities in an unrealized loss position, and their respective length of time in such position, are as follows:

	Less than 12 months		12 months or longer		Total
(in millions)	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses	Estimated fair value	Unrealized losses
June 30, 2026
U.S. Treasury bonds	$158.9	$(2.2)	$30.5	$(1.0)	$189.4	$(3.2)
Municipal bonds	296.7	(3.9)	430.3	(51.0)	727.0	(54.9)
Foreign government bonds	40.7	(0.1)	38.6	(3.3)	79.3	(3.4)
Governmental agency bonds	327.1	(4.0)	27.3	(5.4)	354.4	(9.4)
Governmental agency mortgage-backed securities	3,497.8	(56.9)	1,274.7	(170.4)	4,772.5	(227.3)
U.S. corporate debt securities	747.5	(9.2)	79.4	(12.2)	826.9	(21.4)
Foreign corporate debt securities	217.0	(2.2)	41.7	(4.4)	258.7	(6.6)
	$5,285.7	$(78.5)	$1,922.5	$(247.7)	$7,208.2	$(326.2)
December 31, 2025
U.S. Treasury bonds	$61.7	$(0.3)	$36.3	$(1.3)	$98.0	$(1.6)
Municipal bonds	118.6	(1.1)	451.3	(52.2)	569.9	(53.3)
Foreign government bonds	76.2	(0.3)	59.8	(5.0)	136.0	(5.3)
Governmental agency bonds	210.6	(1.5)	28.9	(6.1)	239.5	(7.6)
Governmental agency mortgage-backed securities	988.8	(9.8)	1,479.1	(173.2)	2,467.9	(183.0)
U.S. corporate debt securities	169.4	(0.8)	101.2	(12.9)	270.6	(13.7)
Foreign corporate debt securities	32.3	(0.2)	69.0	(4.7)	101.3	(4.9)
	$1,657.6	$(14.0)	$2,225.6	$(255.4)	$3,883.2	$(269.4)

Based on the Company’s review of its debt securities in an unrealized loss position it determined that the losses were due to non-credit factors and, therefore, it does not consider these securities to be credit impaired at June 30, 2026.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Investments in debt securities at June 30, 2026, by contractual maturities, are as follows:

(in millions)	Due in one year or less	Due after one through five years	Due after five through ten years	Due after ten years	Total
U.S. Treasury bonds
Amortized cost	$26.9	$145.8	$45.1	$4.1	$221.9
Estimated fair value	$26.7	$144.1	$44.4	$3.5	$218.7
Municipal bonds
Amortized cost	1.2	143.8	530.1	424.8	1,099.9
Estimated fair value	1.2	141.3	495.2	415.6	1,053.3
Foreign government bonds
Amortized cost	101.2	100.4	20.9	13.1	235.6
Estimated fair value	101.7	97.8	21.1	12.7	233.3
Governmental agency bonds
Amortized cost	0.6	0.8	226.4	156.1	383.9
Estimated fair value	0.6	0.8	224.0	149.2	374.6
U.S. corporate debt securities
Amortized cost	4.8	564.6	527.9	187.6	1,284.9
Estimated fair value	4.7	562.2	524.7	178.3	1,269.9
Foreign corporate debt securities
Amortized cost	18.1	272.4	151.7	53.7	495.9
Estimated fair value	18.1	272.8	152.0	51.4	494.3
Total debt securities (excluding mortgage-backed securities)
Amortized cost	$152.8	$1,227.8	$1,502.1	$839.4	$3,722.1
Estimated fair value	$153.0	$1,219.0	$1,461.4	$810.7	$3,644.1
Total mortgage-backed securities
Amortized cost					6,339.9
Estimated fair value					6,130.6
Total debt securities
Amortized cost					$10,062.0
Estimated fair value					$9,774.7

Mortgage-backed securities, which include contractual terms to maturity, are not categorized by contractual maturity as borrowers may have the right to call or prepay obligations with, or without, call or prepayment penalties.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The composition of the debt securities portfolio at June 30, 2026, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$218.7	100.0%	$—	—%	$—	—%	$218.7
Municipal bonds	1,032.5	98.1	20.5	1.9	0.3	—	1,053.3
Foreign government bonds	224.4	96.2	8.1	3.5	0.8	0.3	233.3
Governmental agency bonds	374.6	100.0	—	—	—	—	374.6
Governmental agency mortgage- backed securities	6,130.6	100.0	—	—	—	—	6,130.6
U.S. corporate debt securities	776.1	61.1	351.4	27.7	142.4	11.2	1,269.9
Foreign corporate debt securities	273.0	55.2	192.7	39.0	28.6	5.8	494.3
	$9,029.9	92.3%	$572.7	5.9%	$172.1	1.8%	$9,774.7

Included in debt securities at June 30, 2026 were bank loans totaling $98.8 million, of which $93.2 million were non-investment grade; high yield corporate debt securities totaling $72.7 million, all of which were non-investment grade; and emerging market debt securities totaling $32.3 million, of which $5.9 million were non-investment grade.

The composition of the debt securities portfolio in an unrealized loss position at June 30, 2026, by credit rating, is as follows:

	A- or higher		BBB+ to BBB-		Non-Investment Grade		Total
(dollars in millions)	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value	Percentage	Estimated fair value
U.S. Treasury bonds	$189.4	100.0%	$—	—%	$—	—%	$189.4
Municipal bonds	712.1	98.0	14.6	2.0	0.3	—	727.0
Foreign government bonds	73.8	93.1	5.0	6.3	0.5	0.6	79.3
Governmental agency bonds	354.4	100.0	—	—	—	—	354.4
Governmental agency mortgage- backed securities	4,772.5	100.0	—	—	—	—	4,772.5
U.S. corporate debt securities	549.3	66.4	197.6	23.9	80.0	9.7	826.9
Foreign corporate debt securities	160.0	61.8	81.4	31.5	17.3	6.7	258.7
	$6,811.5	94.5%	$298.6	4.1%	$98.1	1.4%	$7,208.2

Debt securities in an unrealized loss position at June 30, 2026 included bank loans totaling $58.1 million, of which $55.7 million were non-investment grade; high yield corporate debt securities totaling $38.0 million, all of which were non-investment grade; and emerging market debt securities totaling $17.7 million, of which $4.1 million were non-investment grade.

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

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 4 – Equity Securities

Investments in equity securities, by accounting classification, are summarized as follows:

(in millions)	June 30, 2026	December 31, 2025
Marketable equity securities	$494.5	$477.6
Non-marketable equity securities	214.4	253.1
Equity method investments	146.8	118.4
	$855.7	$849.1

Investments in marketable equity securities are summarized as follows:

(in millions)	Cost	Unrealized gains	Estimated fair value
June 30, 2026
Common stocks	$447.7	$37.0	$484.7
Preferred stocks	8.6	1.2	9.8
	$456.3	$38.2	$494.5
December 31, 2025
Common stocks	$457.9	$9.8	$467.7
Preferred stocks	9.0	0.9	9.9
	$466.9	$10.7	$477.6

Net gains of $49.8 million and $40.3 million resulting from changes in the fair values of marketable equity securities were recognized for the three and six months ended June 30, 2026, respectively, which included net unrealized gains of $47.2 million and $37.6 million on securities still held at June 30, 2026, respectively. Net gains of $26.1 million and $19.1 million resulting from changes in the fair values of marketable equity securities were recognized for the three and six months ended June 30, 2025, respectively, which included net unrealized gains of $26.0 million and $19.3 million on securities still held at June 30, 2025, respectively.

A summary of the changes in the carrying amounts of non-marketable equity securities, which primarily relate to the Company's venture investment portfolio, for the three and six months ended June 30, 2026 and 2025, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Carrying amount, beginning of period	$257.6	$216.6	$253.1	$202.4
Net additions (transfers)	(0.6)	0.2	4.4	15.2
Gross unrealized gains	0.4	1.5	0.4	1.5
Gross unrealized losses and impairments	(43.0)	—	(43.5)	(0.8)
Carrying amount, end of period	$214.4	$218.3	$214.4	$218.3

During the three months ended June 30, 2026, the Company recorded an impairment loss of $41.7 million on a non-marketable equity investment resulting from an internal valuation, which was driven by a recent change in the operations of the underlying business.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Cumulative gross unrealized gains and cumulative gross unrealized losses and impairments related to non-marketable equity securities at June 30, 2026 and December 31, 2025, are summarized as follows:

(in millions)	June 30, 2026	December 31, 2025
Cumulative gross unrealized gains	$280.5	$280.1
Cumulative gross unrealized losses and impairments	$404.3	$360.8

Note 5 – Allowance for Credit Losses – Accounts Receivable

Activity in the allowance for credit losses on accounts receivable is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Balance at beginning of period	$24.2	$22.7	$23.9	$21.5
Provision for expected credit losses	3.3	2.4	5.1	4.7
Write-offs/recoveries	(2.0)	(1.6)	(3.5)	(2.7)
Balance at end of period	$25.5	$23.5	$25.5	$23.5

Note 6 – Goodwill

A summary of the changes in the carrying amounts of goodwill, by reportable segment, for the six months ended June 30, 2026, is as follows:

(in millions)	Title Insurance and Services	Home Warranty	Total
Balance at beginning of period	$1,778.4	$40.9	$1,819.3
Acquisitions	0.9	—	0.9
Foreign currency translation	(1.9)	—	(1.9)
Balance at end of period	$1,777.4	$40.9	$1,818.3

Note 7 – Other Intangible Assets

Other intangible assets are summarized as follows:

(in millions)	June 30, 2026	December 31, 2025
Finite-lived intangible assets:
Customer relationships	$148.8	$148.8
Noncompete agreements	4.6	4.5
Trademarks	70.8	70.9
Internal-use software licenses	20.0	19.5
Patents	2.8	2.8
	247.0	246.5
Accumulated amortization	(178.5)	(163.4)
	68.5	83.1
Indefinite-lived intangible assets:
Licenses	16.9	16.9
	$85.4	$100.0

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Amortization expense for finite-lived intangible assets was $8.8 million and $18.1 million for the three and six months ended June 30, 2026, respectively, and $9.0 million and $18.6 million for the three and six months ended June 30, 2025, respectively.

Estimated amortization expense for finite-lived intangible assets for the next five years is as follows:

Year	(in millions)
Remainder of 2026	$15.6
2027	$15.4
2028	$9.5
2029	$6.1
2030	$5.2
2031	$4.6

Note 8 – Reserve for Known and Incurred But Not Reported Claims

Activity in the reserve for known and incurred but not reported claims is summarized as follows:

	Six Months Ended June 30,
(in millions)	2026	2025
Balance at beginning of period	$1,169.6	$1,193.4
Provision related to:
Current year	184.9	171.7
Prior years	(19.8)	(19.7)
	165.1	152.0
Payments, net of recoveries, related to:
Current year	79.4	69.3
Prior years	100.9	95.2
	180.3	164.5
Other	(2.8)	8.4
Balance at end of period	$1,151.6	$1,189.3

The provision for title insurance losses, expressed as a percentage of title insurance premiums and escrow fees, was 3.0% for the three and six months ended June 30, 2026 and 2025.

The 3.0% loss provision rate for the three and six months ended June 30, 2026 reflects an ultimate loss rate of 3.75% for the 2026 policy year and reserve releases of 0.75%, or $11.3 million and $21.2 million, respectively, for prior policy years, all based on title insurance premiums and escrow fees for the three and six months ended June 30, 2026.

The 3.0% loss provision rate for the three and six months ended June 30, 2025 reflected an ultimate loss rate of 3.75% for the 2025 policy year and reserve releases of 0.75%, or $9.9 million and $18.3 million, respectively, for prior policy years, all based on title insurance premiums and escrow fees for the three and six months ended June 30, 2025.

A summary of the Company’s loss reserves is as follows:

(dollars in millions)	June 30, 2026		December 31, 2025
Known title claims	$75.0	6.5%	$54.6	4.7%
Incurred but not reported claims	1,053.9	91.5%	1,095.9	93.7%
Total title claims	1,128.9	98.0%	1,150.5	98.4%
Non-title claims	22.7	2.0%	19.1	1.6%
Total loss reserves	$1,151.6	100.0%	$1,169.6	100.0%

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 9 – Income Taxes

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 22.8% for the three and six months ended June 30, 2026, and 24.6% and 24.0% for the three and six months ended June 30, 2025, respectively. The effective income tax rates differ from the federal statutory rate due to (1) state and foreign income taxes for which the Company is liable, (2) permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes, (3) the recognition of excess tax benefits or tax deficiencies associated with share-based payment transactions through income tax expense and (4) tax credits claimed.

The Company evaluates the realizability of its deferred tax assets by assessing the valuation allowance and making adjustments to the allowance as necessary. The factors used in assessing the likelihood of realization include forecasts of future taxable income and available tax planning strategies that could be implemented. The Company’s ability to achieve forecasted taxable income in the applicable taxing jurisdictions could affect the ultimate realization of its deferred tax assets. As of June 30, 2026 and December 31, 2025, the Company carried a valuation allowance of $29.4 million. Based on future operating results in certain jurisdictions, it is possible that the current valuation allowance positions of those jurisdictions could be adjusted during the next 12 months.

As of June 30, 2026 and December 31, 2025, the liabilities for income taxes associated with uncertain tax positions were $34.5 million and $34.4 million, respectively. The liabilities as of June 30, 2026 and December 31, 2025 could be reduced by $3.5 million and $3.7 million, respectively, due to offsetting tax benefits associated with the correlative effects of potential adjustments, including timing adjustments and state income taxes. The net liability, if recognized, would favorably affect the Company’s effective income tax rate.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties, net of tax benefits, related to uncertain tax positions as of June 30, 2026 and December 31, 2025, were not material.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and in various non-U.S. jurisdictions. The primary non-federal jurisdictions are California, Canada, India and the United Kingdom. As of June 30, 2026, the Company is, generally, no longer subject to income tax examinations for U.S. federal, state and non-U.S. jurisdictions for years prior to 2022, 2019 and 2014, respectively.

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

Public Law 119-21, popularly known as the “One Big Beautiful Bill Act” (“OBBBA”), was signed into law on July 4, 2025. This legislation includes a broad range of tax reform provisions affecting businesses, with certain tax provisions effective January 1, 2026. The Company does not expect those provisions to have a material effect on its ongoing effective tax rate.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 10 – Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2026	2025	2026	2025
Numerator
Net income attributable to the Company	$218.5	$146.1	$343.6	$220.3
Denominator
Basic weighted-average shares	102.6	103.5	102.8	103.7
Effect of dilutive restricted stock units (“RSUs”) and performance restricted stock units (“PRSUs”)	0.4	0.3	0.3	0.3
Diluted weighted-average shares	103.0	103.8	103.1	104.0
Net income per share attributable to the Company’s stockholders
Basic	$2.13	$1.41	$3.34	$2.12
Diluted	$2.12	$1.41	$3.33	$2.12

For the three and six months ended June 30, 2026, 48 thousand and 35 thousand PRSUs and 2 thousand and 1 thousand RSUs, respectively, were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect. For the three and six months ended June 30, 2025, 29 thousand and 20 thousand PRSUs, respectively, were excluded from diluted weighted-average common shares outstanding due to their antidilutive effect.

Note 11 – Employee Benefit Plans

Net periodic benefit costs related to the Company’s unfunded supplemental benefit pension plans are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Expense:
Service costs	$—	$0.1	$—	$0.1
Interest costs	2.0	2.3	4.1	4.7
Amortization of net actuarial loss	0.5	0.4	1.0	0.9
	$2.5	$2.8	$5.1	$5.7

The Company contributed $7.5 million to its unfunded supplemental benefit pension plans during the six months ended June 30, 2026 and expects to contribute an additional $8.4 million during the remainder of 2026.

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

The following tables present the fair values of the Company’s assets, measured on a recurring basis, as of June 30, 2026 and December 31, 2025:

(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2026
Debt securities:
U.S. Treasury bonds	$218.7	$—	$218.7	$—
Municipal bonds	1,053.3	—	1,053.3	—
Foreign government bonds	233.3	—	233.3	—
Governmental agency bonds	374.6	—	374.6	—
Governmental agency mortgage-backed securities	6,130.6	—	6,130.6	—
U.S. corporate debt securities	1,269.9	—	1,269.9	—
Foreign corporate debt securities	494.3	—	494.3	—
	9,774.7	—	9,774.7	—
Equity securities:
Common stocks	484.7	484.7	—	—
Preferred stocks	9.8	9.8	—	—
	494.5	494.5	—	—
Total	$10,269.2	$494.5	$9,774.7	$—

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

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments not measured at fair value as of June 30, 2026 and December 31, 2025:

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
June 30, 2026
Assets:
Cash and cash equivalents	$2,624.8	$2,624.8	$2,624.8	$—	$—
Deposits with banks	$103.3	$103.1	$30.8	$72.3	$—
Notes receivable, net	$43.4	$43.5	$—	$—	$43.5
Secured financings receivable	$1,152.2	$1,152.2	$—	$1,152.2	$—
Liabilities:
Secured financings payable	$1,036.5	$1,036.5	$—	$1,036.5	$—
Notes and contracts payable	$1,546.5	$1,450.8	$—	$1,442.9	$7.9

	Carrying	Estimated fair value
(in millions)	Amount	Total	Level 1	Level 2	Level 3
December 31, 2025
Assets:
Cash and cash equivalents	$1,387.3	$1,387.3	$1,387.3	$—	$—
Deposits with banks	$78.5	$78.2	$9.9	$68.3	$—
Notes receivable, net	$35.7	$36.1	$—	$—	$36.1
Secured financings receivable	$986.1	$986.1	$—	$986.1	$—
Liabilities:
Secured financings payable	$906.5	$906.5	$—	$906.5	$—
Notes and contracts payable	$1,545.4	$1,459.9	$—	$1,452.1	$7.8

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Assets measured at fair value on a non-recurring basis

	Estimated fair value (2)
(in millions)	Total	Level 1	Level 2	Level 3
June 30, 2026
Non-marketable equity securities (1)	$97.2	$—	$88.4	$8.8

(1)
Excludes $117.2 million of non-marketable equity securities for which no observable price changes or impairment charges occurred during the six months ended June 30, 2026.
(2)
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

The following table presents the valuation techniques and significant unobservable inputs used in measuring the fair value of non-marketable equity securities classified within Level 3 of the fair value hierarchy as of June 30, 2026:

(in millions)	Fair Value	Approach	Input	Range	Weighted Average (1)
Non-marketable equity securities	$8.8	Market	Gross Profit Multiple	7.2-14.8	10.3

(1)
Weighted average is calculated based on the fair values of the non-marketable equity securities.

Note 13 – Share-Based Compensation

The following table summarizes the costs associated with the Company’s share-based compensation plans:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Expense:
RSUs	$10.6	$13.8	$33.3	$39.2
PRSUs	1.1	2.0	3.2	5.0
Employee stock purchase plan	1.6	1.4	3.9	3.6
	$13.3	$17.2	$40.4	$47.8

The following table summarizes RSU and PRSU activity for the six months ended June 30, 2026:

(in millions, except weighted-average grant-date fair value)	Shares	Weighted-average grant-date fair value
Unvested at December 31, 2025	1.2	$63.46
Granted during 2026	1.0	$68.49
Vested during 2026	(0.7)	$65.22
Unvested at June 30, 2026	1.5	$66.09

Note 14 – Stockholders’ Equity

The Company maintains a stock repurchase plan with authorization up to $300 million of the Company’s common stock, of which $246.0 million remained as of June 30, 2026. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the six months ended June 30, 2026, the Company repurchased and retired 0.9 million shares of its common stock for a total purchase price of $54.0 million.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

Note 15 – Accumulated Other Comprehensive Income (Loss) (“AOCI”)

The following table presents a summary of the changes in each component of AOCI for the six months ended June 30, 2026:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Accumulated other comprehensive income (loss)
Balance at December 31, 2025	$(147.6)	$(76.3)	$(32.8)	$(256.7)
Change in unrealized losses on debt securities	(97.3)	—	—	(97.3)
Change in foreign currency translation adjustment	—	(19.7)	—	(19.7)
Amortization of net actuarial loss	—	—	1.0	1.0
Tax effect	24.7	0.3	(0.3)	24.7
Balance at June 30, 2026	$(220.2)	$(95.7)	$(32.1)	$(348.0)

The following table presents the other comprehensive income (loss) reclassification adjustments for the three months ended June 30, 2026 and 2025:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Three Months Ended June 30, 2026
Pretax change before reclassifications	$(27.7)	$(7.3)	$—	$(35.0)
Reclassifications out of AOCI	1.5	—	0.5	2.0
Tax effect	7.6	0.1	(0.2)	7.5
Total other comprehensive (loss) income, net of tax	$(18.6)	$(7.2)	$0.3	$(25.5)
Three Months Ended June 30, 2025
Pretax change before reclassifications	$19.9	$35.7	$—	$55.6
Reclassifications out of AOCI	5.4	—	0.4	5.8
Tax effect	(6.3)	(0.8)	(0.1)	(7.2)
Total other comprehensive income, net of tax	$19.0	$34.9	$0.3	$54.2

The following table presents the other comprehensive income (loss) reclassification adjustments for the six months ended June 30, 2026 and 2025:

(in millions)	Unrealized gains (losses) on debt securities	Foreign currency translation adjustment	Pension benefit adjustment	Total other comprehensive income (loss)
Six Months Ended June 30, 2026
Pretax change before reclassifications	$(100.1)	$(19.7)	$—	$(119.8)
Reclassifications out of AOCI	2.8	—	1.0	3.8
Tax effect	24.7	0.3	(0.3)	24.7
Total other comprehensive (loss) income, net of tax	$(72.6)	$(19.4)	$0.7	$(91.3)
Six Months Ended June 30, 2025
Pretax change before reclassifications	$142.8	$39.6	$—	$182.4
Reclassifications out of AOCI	6.9	—	0.9	7.8
Tax effect	(38.4)	(0.8)	(0.2)	(39.4)
Total other comprehensive income, net of tax	$111.3	$38.8	$0.7	$150.8

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

The following table presents the effects of the reclassifications out of AOCI on the respective line items in the condensed consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025	Affected line items
Unrealized gains (losses) on debt securities:
Net realized losses on sales of debt securities	$(1.5)	$(5.4)	$(2.8)	$(6.9)	Net investment gains (losses)
Tax effect	$0.4	$1.4	$0.7	$1.8
Pension benefit adjustment (1):
Amortization of net actuarial loss	$(0.5)	$(0.4)	$(1.0)	$(0.9)	Other operating expenses
Tax effect	$0.2	$0.1	$0.3	$0.2

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

With respect to the Company’s outstanding ordinary course lawsuits and proceedings, the Company has determined either that a loss is not reasonably possible or that the estimated loss or range of loss, if any, is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows. The Company’s ordinary course lawsuits include class actions or purported class action lawsuits.

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

Information about reportable segment performance, significant expenses and assets are as follows:

For the three months ended June 30, 2026:

(dollars in millions)	Title Insurance and Services	Home Warranty	Corporate	Eliminations		Consolidated
Total segment revenue	$2,014.6	$113.8	$(11.0)	$(0.1)		$2,117.3

Less: (1)
Personnel costs	572.5	22.0	19.9	(0.1)		614.3
Premiums retained by agents	658.6	—	—	—		658.6
Other operating expenses (2)	319.0	23.3	9.6	0.2		352.1
Provision for policy losses	45.3	41.7	0.4	(0.1)		87.3
Depreciation and amortization	52.3	1.4	0.1	(0.2)		53.6
Premium taxes	20.6	1.2	—	—		21.8
Interest	30.4	—	15.2	0.1		45.7
Segment income (loss) before income taxes	$315.9	$24.2	$(56.2)	$—		$283.9

Pretax margin (3)	15.7%	21.3%

Segment assets	$17,973.9	$435.5	$795.2	$(263.6)	(4)	$18,941.0

Segment capital expenditures	$39.9	$1.4				$41.3

(1)
The significant expense categories and amounts align with segment level information that is regularly provided to the chief operating decision maker.
(2)
Other operating expenses for each segment primarily include the following:

Title insurance and services - title and data search expenses, office and occupancy expenses and software expense.

Home warranty - advertising expense, office and occupancy expenses, software expense, delivery and storage expenses.

Corporate - employee benefit expense and certain overhead expenses.

(3)
Pretax margin for the corporate segment is not regularly provided to the chief operating decision maker to assess performance.
(4)
Elimination of intercompany asset balances:

Holding company cash balances also included in the title insurance and services segment	$(259.3)
Home warranty segment cash balances also included in the title insurance and services segment	(4.3)
$(263.6)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the three months ended June 30, 2025:

(dollars in millions)	Title Insurance and Services	Home Warranty	Corporate	Eliminations		Consolidated
Total segment revenue	$1,722.9	$110.2	$8.3	$(0.1)		$1,841.3

Less: (1)
Personnel costs	523.0	20.7	27.3	0.1		571.1
Premiums retained by agents	573.5	—	—	—		573.5
Other operating expenses (2)	277.8	21.9	9.7	—		309.4
Provision for policy losses	39.5	42.8	(0.2)	(0.2)		81.9
Depreciation and amortization	51.6	1.3	0.1	—		53.0
Premium taxes	18.0	1.2	—	—		19.2
Interest	22.8	—	15.2	—		38.0
Segment income (loss) before income taxes	$216.7	$22.3	$(43.8)	$—		$195.2

Pretax margin (3)	12.6%	20.2%

Segment assets	$15,342.7	$412.4	$681.7	$(162.9)	(4)	$16,273.9

Segment capital expenditures	$51.6	$1.9				$53.5

(1)
The significant expense categories and amounts align with segment level information that is regularly provided to the chief operating decision maker.
(2)
Other operating expenses for each segment primarily include the following:

Title insurance and services - title and data search expenses, office and occupancy expenses and software expense.

Home warranty - advertising expense, office and occupancy expenses, software expense, delivery and storage expenses.

Corporate - employee benefit expense and certain overhead expenses.

(3)
Pretax margin for the corporate segment is not regularly provided to the chief operating decision maker to assess performance.
(4)
Elimination of intercompany asset balances:

Holding company cash balances also included in the title insurance and services segment	$(139.9)
Home warranty segment cash balances also included in the title insurance and services segment	(3.5)
Holding company receivable from a subsidiary within the title insurance and services segment	(19.5)
$(162.9)

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the six months ended June 30, 2026:

(dollars in millions)	Title Insurance and Services	Home Warranty	Corporate	Eliminations	Consolidated
Total segment revenue	$3,746.9	$223.6	$(15.1)	$(0.1)	$3,955.3

Less: (1)
Personnel costs	1,118.9	43.0	20.6	—	1,182.5
Premiums retained by agents	1,260.8	—	—	—	1,260.8
Other operating expenses (2)	596.4	46.6	19.5	—	662.5
Provision for policy losses	84.8	78.9	1.5	(0.1)	165.1
Depreciation and amortization	105.4	2.8	0.1	(0.1)	108.2
Premium taxes	40.6	2.3	—	—	42.9
Interest	57.1	—	30.4	0.1	87.6
Segment income (loss) before income taxes	$482.9	$50.0	$(87.2)	$—	$445.7

Pretax margin (3)	12.9%	22.4%

Segment capital expenditures	$78.5	$2.9			$81.4

(1)
The significant expense categories and amounts align with segment level information that is regularly provided to the chief operating decision maker.
(2)
Other operating expenses for each segment primarily include the following:

Title insurance and services - title and data search expenses, office and occupancy expenses and software expense.

Home warranty - advertising expense, office and occupancy expenses, software expense, delivery and storage expenses.

Corporate - employee benefit expense and certain overhead expenses.

(3)
Pretax margin for the corporate segment is not regularly provided to the chief operating decision maker to assess performance.

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the six months ended June 30, 2025:

(dollars in millions)	Title Insurance and Services	Home Warranty	Corporate	Eliminations	Consolidated
Total segment revenue	$3,207.3	$218.0	$(1.6)	$(0.1)	$3,423.6

Less: (1)
Personnel costs	1,007.8	41.2	28.8	—	1,077.8
Premiums retained by agents	1,099.0	—	—	—	1,099.0
Other operating expenses (2)	524.2	44.4	19.1	—	587.7
Provision for policy losses	72.9	80.5	(1.3)	(0.1)	152.0
Depreciation and amortization	102.8	2.6	0.1	—	105.5
Premium taxes	34.3	2.3	—	—	36.6
Interest	42.8	—	30.4	—	73.2
Segment income (loss) before income taxes	$323.5	$47.0	$(78.7)	$—	$291.8

Pretax margin (3)	10.1%	21.6%

Segment capital expenditures	$96.0	$3.1			$99.1

(1)
The significant expense categories and amounts align with segment level information that is regularly provided to the chief operating decision maker.
(2)
Other operating expenses for each segment primarily include the following:

Title insurance and services - title and data search expenses, office and occupancy expenses and software expense.

Home warranty - advertising expense, office and occupancy expenses, software expense, delivery and storage expenses.

Corporate - employee benefit expense and certain overhead expenses.

(3)
Pretax margin for the corporate segment is not regularly provided to the chief operating decision maker to assess performance.

Revenues by segment are as follows:

For the three months ended June 30, 2026:

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$689.2	$819.7	$295.0	$164.0	$46.7	$2,014.6
Home Warranty	104.8	—	6.2	1.3	1.5	113.8
Corporate and Eliminations	0.1	—	6.6	18.4	(36.2)	(11.1)
	$794.1	$819.7	$307.8	$183.7	$12.0	$2,117.3

For the three months ended June 30, 2025:

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment losses	Total Revenues
Title Insurance and Services	$600.4	$716.5	$264.3	$147.1	$(5.4)	$1,722.9
Home Warranty	103.7	—	5.9	1.2	(0.6)	110.2
Corporate and Eliminations	0.1	—	(0.1)	11.9	(3.7)	8.2
	$704.2	$716.5	$270.1	$160.2	$(9.7)	$1,841.3

FIRST AMERICAN FINANCIAL CORPORATION
AND SUBSIDIARY COMPANIES
Notes to Condensed Consolidated Financial Statements – (Continued)
(unaudited)

For the six months ended June 30, 2026:

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment gains (losses)	Total Revenues
Title Insurance and Services	$1,246.3	$1,579.1	$564.2	$318.2	$39.1	$3,746.9
Home Warranty	207.9	—	12.1	2.6	1.0	223.6
Corporate and Eliminations	0.1	—	6.6	15.3	(37.2)	(15.2)
	$1,454.3	$1,579.1	$582.9	$336.1	$2.9	$3,955.3

For the six months ended June 30, 2025:

(in millions)	Direct premiums and escrow fees	Agent premiums	Information and other	Net investment income	Net investment losses	Total Revenues
Title Insurance and Services	$1,060.0	$1,371.1	$500.3	$284.8	$(8.9)	$3,207.3
Home Warranty	205.3	—	12.1	2.0	(1.4)	218.0
Corporate and Eliminations	—	—	(0.1)	8.6	(10.2)	(1.7)
	$1,265.3	$1,371.1	$512.3	$295.4	$(20.5)	$3,423.6

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

Pending Accounting Pronouncements

See Note 1 Basis of Condensed Consolidated Financial Statements to the condensed consolidated financial statements.

Results of Operations

Summary

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Total Revenues by Segment
Title Insurance and Services	$2,014.6	$1,722.9	$291.7	16.9%	$3,746.9	$3,207.3	$539.6	16.8%
Home Warranty	113.8	110.2	3.6	3.3	223.6	218.0	5.6	2.6
Corporate and Eliminations	(11.1)	8.2	(19.3)	(235.4)	(15.2)	(1.7)	(13.5)	NM1
	$2,117.3	$1,841.3	$276.0	15.0%	$3,955.3	$3,423.6	$531.7	15.5%

(1)
Not meaningful

A substantial portion of the revenues for the Company’s title insurance and services segment result from sales of, and refinancings of loans on, residential and commercial real estate. In the home warranty segment, revenues associated with the initial year of coverage are impacted by volatility in residential purchase transactions. Traditionally, the greatest volume of real estate activity, particularly residential purchase activity, occurs in the spring and summer months. However, changes in interest rates, as well as other changes in general economic conditions in the United States and abroad, can cause fluctuations in the traditional pattern of real estate activity.

The Company’s total revenues for the second quarter of 2026 were $2.1 billion, which reflected an increase of $276.0 million, or 15.0%, when compared with $1.8 billion for the second quarter of 2025. This increase was primarily attributable to increases in agent premiums of $103.2 million, or 14.4%, direct premiums and escrow fees in the title insurance business of $88.8 million, or 14.8%, and net investment gains of $12.0 million in the current quarter compared to $9.7 million of losses recognized in the second quarter of 2025. In the title insurance and services segment, direct premiums and escrow fees from domestic commercial and residential refinance and purchase transactions increased $79.9 million, or 34.1%, $5.7 million, or 18.2%, and $5.2 million, or 2.0% respectively, in the second quarter of 2026 when compared to the second quarter of 2025.

According to the Mortgage Bankers Association’s June 22, 2026 Mortgage Finance Forecast (the “MBA Forecast”), residential mortgage originations in the United States (based on the total dollar value of the transactions) are forecasted to increase 10.1% in the second quarter of 2026 when compared to the second quarter of 2025. According to the MBA Forecast, the dollar amount of purchase originations are forecasted to decrease 1.9% and refinance originations are forecasted to increase 39.9%. This volume of domestic residential mortgage origination activity contributed to an increase of 2.0% in direct premiums and escrow fees for the Company’s direct title operations from domestic residential purchase transactions and an increase of 18.2% from domestic refinance transactions in the second quarter of 2026 when compared to the second quarter of 2025.

During the second quarter of 2026, the level of domestic title orders opened per day by the Company’s direct title operations increased 0.7% when compared with the second quarter of 2025. Commercial and refinance opened orders per day increased 6.5% and 6.4%, respectively, while residential purchase opened orders per day decreased 2.4% in the second quarter of 2026 when compared with the second quarter of 2025.

Title Insurance and Services

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues
Direct premiums and escrow fees	$689.2	$600.4	$88.8	14.8%	$1,246.3	$1,060.0	$186.3	17.6%
Agent premiums	819.7	716.5	103.2	14.4	1,579.1	1,371.1	208.0	15.2
Information and other	295.0	264.3	30.7	11.6	564.2	500.3	63.9	12.8
Net investment income	164.0	147.1	16.9	11.5	318.2	284.8	33.4	11.7
Net investment gains (losses)	46.7	(5.4)	52.1	NM1	39.1	(8.9)	48.0	NM1
	2,014.6	1,722.9	291.7	16.9	3,746.9	3,207.3	539.6	16.8
Expenses
Personnel costs	572.5	523.0	49.5	9.5	1,118.9	1,007.8	111.1	11.0
Premiums retained by agents	658.6	573.5	85.1	14.8	1,260.8	1,099.0	161.8	14.7
Other operating expenses	319.0	277.8	41.2	14.8	596.4	524.2	72.2	13.8
Provision for policy losses and other claims	45.3	39.5	5.8	14.7	84.8	72.9	11.9	16.3
Depreciation and amortization	52.3	51.6	0.7	1.4	105.4	102.8	2.6	2.5
Premium taxes	20.6	18.0	2.6	14.4	40.6	34.3	6.3	18.4
Interest	30.4	22.8	7.6	33.3	57.1	42.8	14.3	33.4
	1,698.7	1,506.2	192.5	12.8	3,264.0	2,883.8	380.2	13.2
Income before income taxes	$315.9	$216.7	$99.2	45.8%	$482.9	$323.5	$159.4	49.3%
Pretax margins	15.7%	12.6%	3.1%	24.6%	12.9%	10.1%	2.8%	27.7%

(1)
Not meaningful

Direct premiums and escrow fees were $689.2 million and $1.2 billion for the three and six months ended June 30, 2026, respectively, increases of $88.8 million, or 14.8%, and $186.3 million, or 17.6%, when compared with the respective periods of the prior year. The increases were due to increases in domestic average revenues per order. Domestic average revenues per order closed were $4,572 and $4,412 for the three and six months ended June 30, 2026, increases of 17.3% and 15.2% when compared with $3,897 and $3,831 for the respective periods of the prior year. The increases in the average revenue per order closed were primarily due to an increase in average revenues per order on commercial and purchase transactions, partially offset by a shift in mix to lower premium refinance transactions. The Company’s direct title operations closed 137,300 and 257,200 domestic title orders during the three and six months ended June 30, 2026, a decrease of 0.7% and an increase of 3.5% when compared with 138,324 and 248,576 domestic title orders closed during the respective periods of the prior year, which were generally consistent with the changes in residential mortgage origination activity in the United States as reported in the MBA Forecast. Domestic residential refinance orders closed per day increased by 12.3% and 31.4% and domestic residential purchase orders closed per day decreased by 3.4% and 4.6% for the three and six months ended June 30, 2026, respectively, when compared to the respective periods of the prior year.

Agent premiums were $819.7 million and $1.6 billion for the three and six months ended June 30, 2026, respectively, increases of $103.2 million, or 14.4%, and $208.0 million, or 15.2%, when compared with the respective periods of the prior year. Agent premiums are recorded when notice of issuance is received from the agent, which is generally when cash payment is received by the Company. As a result, there is generally a delay between the agent’s issuance of a title policy and the Company’s recognition of agent premiums. Therefore, current quarter agent premiums typically reflect prior quarter mortgage origination activity. The increase in agent premiums for the three months ended June 30, 2026 is generally consistent with the 21.2% increase in the Company’s direct premiums and escrow fees in the first quarter of 2026 as compared with the first quarter of 2025.

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

Information and other revenues were $295.0 million and $564.2 million for the three and six months ended June 30, 2026, respectively, increases of $30.7 million, or 11.6%, and $63.9 million, or 12.8%, when compared with the respective periods of the prior year. The increases were primarily due to revenue growth in the Company’s subservicing business, higher demand for non-insured information products and services and growth in refinance activity in the Company’s Canadian operations.

Net investment income totaled $164.0 million and $318.2 million for the three and six months ended June 30, 2026, respectively, increases of $16.9 million, or 11.5%, and $33.4 million, or 11.7%, when compared with the respective periods of the prior year. The increases in investment income were primarily driven by an increase in interest income from the Company’s investment portfolio and its warehouse lending business.

Net investment gains were $46.7 million and $39.1 million for the three and six months ended June 30, 2026, respectively. The gains for the three and six months ended June 30, 2026 were primarily attributable to increases in the fair values of marketable equity securities. Net investment losses of $5.4 million and $8.9 million for the three and six months ended June 30, 2025, respectively, were primarily attributable to asset impairments totaling $35.5 million, which were partially offset by increases in the fair values of marketable equity securities.

Personnel costs were $572.5 million and $1.1 billion for the three and six months ended June 30, 2026, respectively, increases of $49.5 million, or 9.5%, and $111.1 million, or 11.0%, when compared with the respective periods of the prior year. The increases were primarily attributable to higher incentive compensation expense due to higher revenue and profitability, and higher salaries, employee benefits and payroll tax expenses.

Agents retained $658.6 million and $1.3 billion of title premiums generated by agency operations for the three and six months ended June 30, 2026, respectively, which compares with $573.5 million and $1.1 billion for the respective periods of the prior year. The percentage of title premiums retained by agents was 80.3% and 79.8% for the three and six months ended June 30, 2026, respectively, compared to 80.0% and 80.2% for the respective periods of the prior year.

Other operating expenses were $319.0 million and $596.4 million for the three and six months ended June 30, 2026, respectively, increases of $41.2 million, or 14.8%, and $72.2 million, or 13.8%, when compared with the respective periods of the prior year. The increases were primarily due to higher production expenses on higher volumes and an increase in software expense. The increase for the six months ended June 30, 2026, was also due to the lack of a prior year credit related to the release of an acquisition-related incentive obligation, offset by a reduction in legal expense.

The provision for policy losses and other claims, expressed as a percentage of title insurance premiums and escrow fees, was 3.0% for the three and six months ended June 30, 2026 and 2025. The 3.0% loss provision rate for the three and six months ended June 30, 2026 reflects an ultimate loss rate of 3.75% for the 2026 policy year and reserve releases of 0.75%, or $11.3 million and $21.2 million, respectively, for prior policy years, all based on title insurance premiums and escrow fees for the three and six months ended June 30, 2026. The 3.0% loss provision rate for the three and six months ended June 30, 2025 reflected an ultimate loss rate of 3.75% for the 2025 policy year and reserve releases of 0.75%, or $9.9 million and $18.3 million, respectively, for prior policy years, all based on title insurance premiums and escrow fees for the three and six months ended June 30, 2025.

Depreciation and amortization expense was $52.3 million and $105.4 million for the three and six months ended June 30, 2026, respectively, increases of $0.7 million, or 1.4%, and $2.6 million, or 2.5%, when compared with the respective periods of the prior year. The increases were primarily due to higher amortization of capitalized internal-use software from recently deployed digital settlement products and higher amortization of internal-use software licenses.

Premium taxes were $20.6 million and $40.6 million for the three and six months ended June 30, 2026, respectively, increases of $2.6 million, or 14.4%, and $6.3 million, or 18.4%, when compared with the respective periods of the prior year. Premium taxes as a percentage of title insurance premiums and escrow fees were 1.4% for the three and six months ended June 30, 2026 and 2025, respectively.

Interest expense was $30.4 million and $57.1 million for the three and six months ended June 30, 2026, respectively, increases of $7.6 million, or 33.3%, and $14.3 million, or 33.4%, when compared with the respective periods of the prior year. The increases were primarily attributable to higher interest expense on depositor funds and higher interest paid in the Company’s warehouse lending business.

Pretax margins for the title insurance business reflect the high cost of performing the essential services required before insuring title, whereas the corresponding revenues are subject to regulatory and competitive pricing restraints. Due to the relatively high proportion of fixed costs in the title insurance business, pretax margins generally improve as closed order volumes increase. Pretax margins for the segment are also impacted by (1) net investment income and net investment gains or losses, which may not move in the same direction as closed order volumes, (2) the composition (residential or commercial) and type (resale, refinancing or new construction) of real estate activity and (3) the percentage of title insurance premiums generated by agency operations as margins from direct operations are generally higher than from agency operations due primarily to the large portion of the premium that is retained by the agent. The title insurance and services segment recorded pretax margins of 15.7% and 12.9% for the three and six months ended June 30, 2026, respectively, compared with 12.6% and 10.1% in the respective periods of the prior year.

Home Warranty

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues
Direct premiums	$104.8	$103.7	$1.1	1.1%	$207.9	$205.3	$2.6	1.3%
Information and other	6.2	5.9	0.3	5.1	12.1	12.1	—	—
Net investment income	1.3	1.2	0.1	8.3	2.6	2.0	0.6	30.0
Net investment gains (losses)	1.5	(0.6)	2.1	350.0	1.0	(1.4)	2.4	171.4
	113.8	110.2	3.6	3.3	223.6	218.0	5.6	2.6
Expenses
Personnel costs	22.0	20.7	1.3	6.3	43.0	41.2	1.8	4.4
Other operating expenses	23.3	21.9	1.4	6.4	46.6	44.4	2.2	5.0
Provision for policy losses and other claims	41.7	42.8	(1.1)	(2.6)	78.9	80.5	(1.6)	(2.0)
Depreciation and amortization	1.4	1.3	0.1	7.7	2.8	2.6	0.2	7.7
Premium taxes	1.2	1.2	—	—	2.3	2.3	—	—
	89.6	87.9	1.7	1.9	173.6	171.0	2.6	1.5
Income before income taxes	$24.2	$22.3	$1.9	8.5%	$50.0	$47.0	$3.0	6.4%
Pretax margins	21.3%	20.2%	1.1%	5.4%	22.4%	21.6%	0.8%	3.7%

Direct premiums were $104.8 million and $207.9 million for the three and six months ended June 30, 2026, respectively, increases of $1.1 million, or 1.1%, and $2.6 million, or 1.3%, when compared with the respective periods of the prior year. The increases were primarily attributable to an increase in the average price per policy.

Personnel costs and other operating expenses totaled $45.3 million and $89.6 million for the three and six months ended June 30, 2026, respectively, increases of $2.7 million, or 6.3%, and $4.0 million, or 4.7%, when compared with the respective periods of the prior year. The increases were primarily attributable to higher advertising, software, salary and incentive compensation expenses. The increase for the three months ended June 30, 2026 was also due to higher postage expense.

The provision for home warranty losses, expressed as a percentage of home warranty premiums, was 39.8% and 38.0% for the three and six months ended June 30, 2026, respectively, compared with 41.3% and 39.2% for the respective periods of the prior year. The decreases in the loss provision rates were primarily attributable to lower claims frequency, partially offset by higher claims severity.

A large part of the revenues for the home warranty segment are generated by renewals and are not dependent on the level of real estate activity in the year of renewal. With the exception of the provision for losses, the majority of the expenses for this segment are variable in nature and, therefore, generally fluctuate with revenue. Accordingly, pretax margins (before provision for losses) are relatively constant, although, as a result of some fixed expenses, profit margins (before provision for losses) should nominally improve as premium revenues increase. Pretax margins are also impacted by net investment income and net investment gains or losses, which may not move in the same direction as premium revenues. The home warranty segment recorded pretax margins of 21.3% and 22.4% for the three and six months ended June 30, 2026, respectively, compared with 20.2% and 21.6% in the respective periods of the prior year.

Corporate

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in millions)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Revenues
Information and other	$6.8	$—	$6.8	—%	$6.8	$—	$6.8	—%
Net investment income	18.4	12.0	6.4	53.3	15.3	8.6	6.7	77.9
Net investment losses	(36.2)	(3.7)	(32.5)	NM1	(37.2)	(10.2)	(27.0)	(264.7)
	(11.0)	8.3	(19.3)	(232.5)	(15.1)	(1.6)	(13.5)	NM1
Expenses			.
Personnel costs	19.9	27.3	(7.4)	(27.1)	20.6	28.8	(8.2)	(28.5)
Other operating expenses	9.6	9.7	(0.1)	(1.0)	19.5	19.1	0.4	2.1
Provision for policy losses and other claims	0.4	(0.2)	0.6	300.0	1.5	(1.3)	2.8	215.4
Depreciation and amortization	0.1	0.1	—	—	0.1	0.1	—	—
Interest	15.2	15.2	—	—	30.4	30.4	—	—
	45.2	52.1	(6.9)	(13.2)%	72.1	77.1	(5.0)	(6.5)%
Loss before income taxes	$(56.2)	$(43.8)	$(12.4)	(28.3)%	$(87.2)	$(78.7)	$(8.5)	(10.8)%

(1)
Not meaningful

Information and other revenues of $6.8 million for the three and six months ended June 30, 2026 was attributable to an insurance recovery.

Net investment income totaled $18.4 million and $15.3 million for the three and six months ended June 30, 2026, respectively, compared with $12.0 million and $8.6 million in the respective periods of the prior year. The increases were primarily attributable to fluctuations in earnings on investments associated with the Company’s deferred compensation plan.

Net investment losses totaled $36.2 million and $37.2 million for the three and six months ended June 30, 2026, respectively, compared with losses of $3.7 million and $10.2 million in the respective periods of the prior year, respectively. The losses for the three and six months ended June 30, 2026 were primarily related to impairment charges on a non-marketable equity investment within the Company’s venture investment portfolio, partially offset by earnings on an equity method investment. The losses for the respective periods of the prior year were primarily related to changes in the fair values of marketable equity securities.

Personnel costs and other operating expenses totaled $29.5 million and $40.1 million for the three and six months ended June 30, 2026, respectively, compared with $37.0 million and $47.9 million for the respective periods of the prior year. The decreases in the current year were primarily attributable to lower severance and share-based compensation expense, partially offset by higher returns on participant investments within the Company’s deferred compensation plan.

Eliminations

The Company’s inter-segment eliminations were not material for the three and six months ended June 30, 2026 and 2025.

INCOME TAXES

The Company’s effective income tax rates (income tax expense as a percentage of income before income taxes) were 22.8% for the three and six months ended June 30, 2026, respectively, compared with 24.6% and 24.0% for the respective periods of the prior year. The differences in the effective tax rates are primarily due to the impact on state income taxes resulting from the relative proportion of income derived from the Company’s insurance and non-insurance businesses as well as permanent differences between amounts reported for financial statement purposes and amounts reported for income tax purposes.

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

NET INCOME AND NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income for the three and six months ended June 30, 2026 was $219.1 million and $343.9 million, respectively, compared with $147.1 million and $221.9 million for the respective periods of the prior year. Net income attributable to the Company for the three and six months ended June 30, 2026 was $218.5 million, or $2.12 per diluted share, and $343.6 million, or $3.33 per diluted share, respectively, compared with $146.1 million, or $1.41 per diluted share, and $220.3 million, or $2.12 per diluted share, for the respective periods of the prior year.

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

Cash provided by operating activities totaled $362.2 million and $309.0 million for the six months ended June 30, 2026 and 2025, respectively, after claim payments, net of recoveries, of $180.3 million and $164.5 million, respectively. The principal nonoperating uses of cash and cash equivalents for the six months ended June 30, 2026 and 2025 were advances and repayments related to secured financing transactions, purchases of debt and equity securities, dividends to common stockholders, capital expenditures and repurchases of company common shares. The principal nonoperating sources of cash and cash equivalents for the six months ended June 30, 2026 and 2025 were borrowings and collections related to secured financing transactions, proceeds from the sales and maturities of debt and equity securities and increases in the deposit balances at the Company’s banking operations. The net effect of all activities on cash and cash equivalents were increases of $1.2 billion and $313.1 million for the six months ended June 30, 2026 and 2025, respectively.

The Company continually assesses its capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, acquisitions and investments. In June 2026, the Company paid a first quarter cash dividend of 55 cents per common share. Management expects that the Company will continue to pay quarterly cash dividends at or above the current level. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s businesses, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.

The Company maintains a stock repurchase plan with authorization up to $300 million of the Company’s common stock, of which $246.0 million remained as of June 30, 2026. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. During the six months ended June 30, 2026, the Company repurchased and retired 0.9 million shares of its common stock for a total purchase price of $54.0 million.

Holding Company. First American Financial Corporation is a holding company that conducts all of its operations through its subsidiaries. The holding company’s current cash requirements include payments of principal and interest on its debt, taxes, payments in connection with employee benefit plans, dividends on its common stock and other expenses. The holding company is dependent upon dividends and other payments from its operating subsidiaries to meet its cash requirements. The Company’s target is to maintain a cash balance at the holding company equal to at least twelve months of estimated cash requirements. At certain points in time, the actual cash balance at the holding company may vary from this target due to, among other factors, the timing and amount of cash payments made and dividend payments received. Pursuant to insurance and other regulations under which the Company’s insurance subsidiaries operate, the amount of dividends, loans and advances available to the holding company is limited, principally for the protection of policyholders. As of June 30, 2026 under such regulations, the maximum amount available to the holding company from its insurance subsidiaries for the remainder of 2026, without prior approval from applicable regulators, was dividends of $427.8 million and loans and advances of $113.6 million. However, the timing and amount of dividends paid by the Company’s insurance subsidiaries to the holding company falls within the discretion of each insurance subsidiary’s board of directors and will depend upon many factors, including the level of total statutory capital and surplus required to support minimum financial strength ratings by certain rating agencies. Such restrictions have not had, nor are they expected to have, an impact on the holding company’s ability to meet its cash obligations.

As of June 30, 2026 the holding company’s sources of liquidity included $239.4 million of cash and cash equivalents and $900.0 million available on the Company’s revolving credit facility. Management believes that liquidity at the holding company is sufficient to satisfy anticipated cash requirements and obligations for at least the next twelve months.

Financing. The Company maintains a senior unsecured credit agreement with JPMorgan Chase Bank, N.A., in its capacity as administrative agent, and the lenders party thereto that provides for a $900.0 million revolving credit facility. The credit agreement includes an expansion option that permits the Company, subject to satisfaction of certain conditions, to increase the revolving commitments and/or add term loan tranches in an aggregate amount not to exceed $450.0 million. The obligations of the Company under the credit agreement are neither secured nor guaranteed. Proceeds from borrowings made from time to time under the credit agreement may be used for general corporate purposes. Unless terminated earlier, the credit agreement will terminate on May 17, 2028. At June 30, 2026, the Company had no outstanding borrowings under the facility.

In addition to amounts available under its credit facility, certain subsidiaries of the Company maintain separate financing arrangements. The primary financing arrangements maintained by subsidiaries of the Company are as follows:

•
FirstFunding, Inc., a specialized warehouse lender to correspondent mortgage lenders, maintains secured warehouse lending facilities with several banking institutions. At June 30, 2026, outstanding borrowings under these facilities totaled $1.0 billion.
•
First American Trust, FSB (“FA Trust”), a federal savings bank, maintains a secured line of credit with the Federal Home Loan Bank and maintains access to the Federal Reserve's Discount Window. At June 30, 2026, no amounts were outstanding under any of these facilities.
•
First Canadian Title Company Limited, a Canadian title insurance and services company, maintains credit facilities with certain Canadian banking institutions. At June 30, 2026, no amounts were outstanding under these facilities.

The Company’s debt to capitalization ratios were 31.4% and 30.7% at June 30 2026 and December 31, 2025, respectively. The Company’s adjusted debt to capitalization ratios, excluding secured financings payable of $1.0 billion and $906.5 million at June 30, 2026 and December 31, 2025, were 21.5% and 21.9%, respectively.

Investment Portfolio. The Company maintains a high quality, liquid investment portfolio that is primarily held at its insurance and banking subsidiaries. As of June 30, 2026, 95% of the Company’s investment portfolio consisted of debt securities, of which 73% were either United States government-backed or rated AAA and 98% were either rated or classified as investment grade or better. Percentages are based on the estimated fair values of the securities. Credit ratings reflect published ratings obtained from globally recognized securities rating agencies. If a security was rated differently among the rating agencies, the lowest rating was selected. For further information on the credit quality of the Company’s debt securities portfolio at June 30, 2026, see Note 3 Debt Securities to the condensed consolidated financial statements.

In addition to its debt and marketable equity securities portfolio, the Company maintains investments in non-marketable equity securities and securities accounted for under the equity method. For further information on the Company’s equity securities, see Note 4 Equity Securities to the condensed consolidated financial statements.

Off-balance sheet arrangements. The Company administers escrow deposits as a service to customers in its direct title operations. Escrow deposits totaled $12.2 billion and $9.3 billion at June 30, 2026 and December 31, 2025, respectively, of which $4.9 billion and $3.7 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Escrow deposits held at third-party financial institutions are not considered assets of the Company and are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets.

Trust assets administered by FA Trust totaled $6.0 billion and $5.6 billion at June 30, 2026 and December 31, 2025, respectively, of which $196.8 million and $173.9 million, respectively, were held at FA Trust. The remaining trust assets were held at third-party financial institutions. Trust assets administered by FA Trust and held at third-party institutions are fiduciary client assets that are not considered assets of the Company and are not included in the accompanying condensed consolidated balance sheets. The Company could be held contingently liable if FA Trust were to breach any of its fiduciary duties.

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

The Company facilitates tax-deferred property exchanges for customers pursuant to Section 1031 of the Internal Revenue Code and tax-deferred reverse exchanges pursuant to Revenue Procedure 2000-37. As a facilitator and intermediary, the Company holds the proceeds from sales transactions and takes temporary title to property identified by the customer to be acquired with such proceeds. Upon the completion of each such exchange, the identified property is transferred to the customer or, if the exchange does not take place, an amount equal to the sales proceeds or, in the case of a reverse exchange, title to the property held by the Company is transferred to the customer. Like-kind exchange funds administered by the Company totaled $2.8 billion and $2.7 billion at June 30, 2026 and December 31, 2025, respectively, of which $833.5 million and $93.6 million, respectively, were held at FA Trust. The like-kind exchange deposits held at third-party financial institutions are not included in the accompanying condensed consolidated balance sheets as the proceeds and property are not considered assets of the Company due to the structure utilized to facilitate these transactions. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable to the customer for the transfers of property, disbursements of proceeds and the returns on such proceeds.

In conducting its residential mortgage loan subservicing operations, the Company administers cash deposits on behalf of its clients. Cash deposits totaled $2.2 billion and $1.6 billion at June 30, 2026 and December 31, 2025, respectively, of which $1.5 billion and $1.0 billion, respectively, were held at FA Trust. The remaining deposits were held at third-party financial institutions. Cash deposits held at third-party financial institutions are not considered assets of the Company and, therefore, are not included in the accompanying condensed consolidated balance sheets. All such amounts are placed in deposit accounts insured, up to applicable limits, by the Federal Deposit Insurance Corporation. The Company could be held contingently liable for the disposition of these assets. In connection with certain accounts, the Company has ongoing programs for realizing economic benefits with various financial institutions whereby it earns economic benefits either as income or as a reduction in expense. In connection with a mortgage loan subservicing agreement, the Company maintains certain debt securities on deposit with a fair value of $53.8 million at June 30, 2026 for which it has provided a secured interest as collateral.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have concluded that, as of June 30, 2026, the end of the quarterly period covered by this Quarterly Report on Form 10-Q, the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, were effective, based on the evaluation of these controls and procedures required by Rule 13a-15(b) thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

With the exception of the revised Risk Factor 28 below, there have been no material changes as of the date of this report to the risk factors disclosed in “Item 1A. Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

28. Certain provisions of the Company’s bylaws and certificate of incorporation, as well as regulatory requirements, could discourage, delay, or prevent an unsolicited acquisition proposal or change of control that stockholders may consider favorable

The Company’s bylaws and certificate of incorporation contain provisions that could make it more difficult for a third party to acquire the Company without the approval of the Company’s incumbent board of directors. These provisions include:

•
a classified board structure, with directors elected in staggered classes, which will be phased out over time and will not be fully declassified until the 2029 annual meeting of stockholders;
•
until the board is fully declassified, stockholders may remove directors only for cause;
•
stockholders may not change the size of the board or fill vacancies on the board, except as may be provided in the terms of any preferred stock the Company may issue in the future;
•
stockholders may act only at a duly called meeting of stockholders and may not act by written consent;
•
stockholders must comply with advance notice requirements to nominate directors or present other business at stockholder meetings; and
•
the board may, without stockholder approval, issue preferred stock and determine the rights and terms of that preferred stock, including voting rights, or adopt a stockholder rights plan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the quarter ended June 30, 2026, the Company did not issue any unregistered common stock.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In July 2025, the Company’s board of directors authorized the repurchase of up to $300.0 million of the Company’s issued and outstanding common stock. The authorization does not have an expiration date. The following table describes purchases by the Company under the share repurchase program that settled during each period set forth in the table. Prices in column (b) include commissions. Cumulatively, as of June 30, 2026, the Company had repurchased $54.0 million (including commissions) of its shares authorized under the share repurchase program and had the authority to repurchase an additional $246.0 million (including commissions) under that program.

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2026	304,843	$61.75	304,843	$247,676,655
May 1 to May 31, 2026	—	—	—	247,676,655
June 1 to June 30, 2026	25,562	64.76	25,562	246,021,253
Total	330,405	$61.99	330,405	$246,021,253

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)
None.
(b)
Not applicable.
(c)
During the quarter ended June 30, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits.

Each management contract or compensatory plan or arrangement in which any director or named executive officer of First American Financial Corporation, as defined by Item 402(a)(3) of Regulation S-K (17 C.F.R. §229.402(a)(3)), participates that is included among the exhibits listed on the Exhibit Index is identified on the Exhibit Index by an asterisk (*).

Exhibit No.	Description	Location

3.1	Restated Certificate of Incorporation of First American Financial Corporation, effective as of May 14, 2026.	Incorporated by reference herein to Exhibit 3.2 to the Current Report on Form 8-K filed May 15, 2026.

3.2	Bylaws of First American Financial Corporation, amended and restated effective as of May 14, 2026.	Incorporated by reference herein to Exhibit 3.3 to the Current Report on Form 8-K filed May 15, 2026.

31(a)	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

31(b)	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.	Attached.

32(a)	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

32(b)	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.	Attached.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	N/A.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbases Document.	N/A.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	N/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST AMERICAN FINANCIAL CORPORATION (Registrant)

Date: July 23, 2026	By	/s/ Mark E. Seaton
Mark E. Seaton
Chief Executive Officer (Principal Executive Officer)

Date: July 23, 2026	By	/s/ Matthew F. Wajner
Matthew F. Wajner
Chief Financial Officer (Principal Financial Officer)